Form 10-K
period 1996-03-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 1996-07-15
CIK 918964

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  (Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996

                                      OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _____________________
Commission File Number 0-23938

                     SAFETY COMPONENTS INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                             33-0596831
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

               3190 Pullman Street                          92626
             Costa Mesa, California                      (Zip Code)
    (Address of principal executive offices)

      Registrant's telephone number, including area code: (714) 662-7756

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $.01 per share
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ([section]229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] .

     The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of July 11, 1996, was approximately $42,382,518.

     The number of shares outstanding of each of the registrant's classes of common stock as of July 11, 1996, is as follows:

                   Class                              Number of Shares
                   -----                              ----------------
  Common Stock, par value $.01 per share                  5,025,008

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 1996 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

General

         Safety Components International, Inc., a Delaware corporation (the "Company" or "Safety Components"), is an international manufacturer of automotive airbags and a supplier of military ordnance products. The Company is organized into two divisions: Automotive and Defense. The Automotive Division manufactures passenger and driver side airbags for final installation in various vehicle models sold in North America, Europe and, to a lesser extent, Asia. The Defense Division is a leading United States supplier of projectiles and other metal components for small to medium caliber military ammunition and is also a systems integrator for the U.S. Army for the delivery of 120 millimeter mortar cartridges.

         During the past several years, the demand for automotive airbags has grown rapidly in the North American, European and Asian markets. This worldwide growth is expected to continue due to several factors, including increased consumer demand, the introduction of new products such as side impact airbags, existing government regulations in the U.S. and the increasing affordability of airbag systems. The Automotive Division's primary strategy is to increase its airbag sales to current and prospective customers by being the lowest cost supplier of automotive airbags worldwide. As a result of this strategy, the Company was awarded a purchase order in September 1995 from Delphi Interior and Lighting ("Delphi"), a subsidiary of General Motors Corporation ("GM"), pursuant to which Delphi has committed to purchase from the Company approximately 50% of Delphi's requirements for passenger side airbags for its C/K Truck models for model year 1997 (the "Delphi Purchase Order"). Consistent with its growth strategy, the Company plans to significantly increase its airbag manufacturing capacity during the next 18 months. As part of its expansion plan, the Company is constructing a new manufacturing facility in the Czech Republic and intends to expand its manufacturing capacity at its existing facilities in the United Kingdom and Mexico. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In June 1996, the Company entered into a purchase agreement (the "Phoenix Purchase Agreement") to acquire Phoenix Airbag GmbH, a major European airbag manufacturer based in Hildesheim, Germany. See "-Automotive Division" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company was formed as a Delaware corporation on January 12, 1994 as a wholly-owned subsidiary of Valentec International Corporation, a Delaware corporation ("Valentec").

Automotive Division

         Safety Components presently manufactures airbags at production facilities located in the U.K. and Mexico and under two sub-contracting arrangements in the Czech Republic. The Company manufactures airbags for TRW Vehicle Safety Systems Inc. ("TRW-U.S."), one of the largest worldwide suppliers of automotive airbag systems, for sale in the North American and Asian markets and for TRW Repa GmbH ("TRW-Europe"; together with TRW-U.S., "TRW") for sale in the European market. Safety Components currently is TRW's largest external supplier of passenger side airbags and believes that it is presently supplying approximately 30% of TRW's overall passenger side airbag requirements. The Company currently manufactures airbags under agreements with TRW (the "TRW Agreements") for various GM, Ford, Chrysler, Toyota, Mazda, Nissan and KIA models for the North American and Asian markets and various Mercedes, BMW, Volkswagen, Rover and Audi models for the European market. Safety Components recently commenced manufacturing passenger side airbags for Delphi under the Delphi Purchase Order.

         In June 1996, the Company entered into the Phoenix Purchase Agreement with Phoenix AG of Hamburg, Germany to purchase Phoenix AG's subsidiary, Phoenix Airbag GmbH ("Phoenix"), a major European airbag manufacturer. Under the Phoenix Purchase Agreement, the Company initially would acquire eighty percent (80%) of Phoenix AG's interest in Phoenix for a purchase price of approximately $22 million, subject to a net worth adjustment. The Company would acquire the remaining twenty percent (20%) effective December 31, 1998, but would be entitled to all of the income of Phoenix from the date of the acquisition. The purchase price of up to approximately $7.5 million for the remaining twenty percent (20%) interest is contingent on Phoenix meeting certain revenue targets. If those targets are met, the contingent purchase price would be paid in three annual installments commencing April 30, 1997. If the targets are not met, the Company would acquire the remaining twenty percent (20%) without the payment of any additional consideration. Additionally, the Company would, under certain circumstances, be required to provide a bank guaranty, in August 1997, to secure the payment of up to approximately $4.0 million of the contingent purchase price. The Company has provided Phoenix AG a deposit of approximately $1.65 million with respect to the acquisition of Phoenix. Under the terms of the Phoenix Purchase Agreement, if the acquisition is not consummated by August 15, 1996, Phoenix AG would not be required to consummate the transaction and the Company would forfeit its deposit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Phoenix currently supplies driver side, passenger side and side impact airbags to two major European airbag system suppliers for inclusion in various vehicle models manufactured by several European automobile manufacturers, including Mercedes, BMW, Audi, Opel, Volkswagen and Porsche. Phoenix has a highly automated manufacturing facility located in Hildesheim, Germany. In addition to manufacturing the airbags, Phoenix is involved in research and development relating to the design of new airbag products. The acquisition of Phoenix is expected to significantly enhance and increase the customer base and revenues of the Company's European operations. The preceding sentence includes a forward looking statement which is contingent upon the continuation of historical trends and certain volume assumptions.

Automotive Airbag Industry

         The worldwide market for airbags has grown rapidly in recent years. Global demand for airbags is expected to continue to increase substantially in the future. In the U.S., the unit sales of airbags has grown rapidly due to legislated vehicle safety requirements and increasing consumer demand for airbag systems as a result of the demonstrated effectiveness of airbags at saving lives and helping to prevent serious injuries. Existing U.S.
legislation requires the installation of both driver and passenger side airbags in 100% of all new passenger cars sold in the U.S. by model year 1998 and 100% of all light trucks, buses and multi-purpose passenger vehicles sold in the U.S. by model year 1999. In response to consumer demand, side impact airbags have recently been added to certain automobiles and the addition of rear seat airbags is anticipated in the future. The demand for these new airbag products, in conjunction with new occupant sensing and crash detection technology, is expected to result in continued growth in the automotive airbag market. The Company continues to actively seek to position itself to participate in the growth of the worldwide airbag market through obtaining new customers, geographic expansion and joint ventures and acquisitions. The Company is not aware of any foreign governmental legislation mandating the use of automotive airbags, but believes that airbag sales in Europe and Asia will continue to increase primarily in response to consumer demand. While the Company believes that these and other factors will contribute to the growth of the worldwide airbag market, the foregoing constitutes a forward looking statement and there can be no assurance that historical growth trends will be an accurate indicator of future growth. As a supplier to the automotive industry, the Company's airbag business is dependent on many factors including the level of vehicle sales in each market, which are cyclical and dependent on, among other things, consumer spending, potential work stoppages, adverse weather conditions, potential problems with obtaining supplies and other risks of production.

Suppliers

         The Company's customers, TRW and Delphi, generally approve all suppliers of major airbag components. These suppliers are approved after undergoing a rigorous qualification process on their products and manufacturing capabilities. In many cases, only one approved source of supply exists for certain airbag components. In the event that a sole source supplier experiences prolonged delays in product shipments or no longer qualifies as a supplier, the Company would work together with its customers to identify another qualified source of supply. Although alternative sources of supply exist, a prolonged delay in the approval by the Company's customers of any such alternative sources of supply could adversely affect the Company's operating results. Under the Company's agreements with its customers, any changes in the cost of major components are passed through to the customers.

Capacity

         The Company's Mexican facility currently manufactures passenger side and driver side airbags over two shifts at a current rate of approximately 2,600,000 airbags per year. The U.K. facility, in conjunction with its subcontracting arrangements in the Czech Republic, currently manufactures passenger side and driver side airbags at a current rate of approximately 800,000 airbags per year. The Company anticipates that the Czech facility, upon completion, will have initial capacity to manufacture between 2 and 3 million airbags per year.

Qualification and Quality Control

         The Company successfully completed the rigorous process of qualifying as a supplier to TRW in 1992. Each of the Company's airbags manufactured for TRW is required to pass design validation and process validation tests established by the automobile manufacturers and supervised by TRW relating to the product's design and manufacture. TRW participates in these design and process validations and must be satisfied with the product's reliability and performance prior to awarding a production order. The

Company satisfies the QPS-0100 standard set by TRW for design and process validation, which qualifies it to be a supplier to TRW. The Company underwent similar, rigorous design validation and process validation tests in order to qualify as a supplier to Delphi.

         The Company's U.K. and Czech subcontracting facilities operate under TRW's quality system which meets or exceeds ISO 9000, an international standard for quality. This qualification has enabled the Company's European operations to manufacture airbags under the Company's agreement with TRW-Europe. As is the case in the U.S., however, the automobile manufacturers may conduct their own design and process validation tests of the Company's operations.

         The Company has extensive quality control systems in its airbag manufacturing facilities, including the inspection and testing of all products. The Company also undertakes process capability studies to determine that the Company's manufacturing processes have the capability of producing at the quality levels required by its customers.

Sales and Marketing

         The Company conducts its sales and marketing through the efforts of its management and through Champion Sales & Service Co. ("Champion"), an outside marketing firm engaged by the Company since May 1992. Champion and Mr. Zummo, the Company's Chief Executive Officer, were instrumental in establishing the Company's relationship with TRW. The Company currently is obligated to pay Champion a commission of 2% on all sales to TRW. The Company and Champion are in the process of renegotiating the terms of Champion's Representation Agreement with respect to TRW. Under its current Representation Agreements with the Company, Champion is restricted from selling or marketing products of other companies which compete with the products sold by the Company. During fiscal year 1996, the Company established a direct sales force to market to customers other than TRW. This sales force currently includes a newly hired vice-president of marketing, as well as certain affiliates of Champion.

Customers

         Prior to the Company's obtaining the Delphi Purchase Order, TRW-U.S. and TRW-Europe were the Company's only customers for automotive airbags. Sales to TRW-U.S. and TRW-Europe accounted for approximately 30% and 19%, respectively, of the Company's total sales in the fiscal year ended March 31, 1996. No significant deliveries were made under the Delphi Purchase Order during fiscal year 1996. The Company's contractual relations with its customers are described in detail below.

         TRW.
         ---

         The U.S. Agreement.  The Company's agreement with TRW-U.S. (the
"U.S. Agreement") is a requirements contract, under which TRW-U.S. has agreed to purchase airbags from the Company in amounts sufficient to satisfy TRW-U.S.'s requirements for inclusion in certain automobile models, provided that the Company's prices, technology, delivery, performance and quality remain competitive. The U.S. Agreement does not obligate TRW-U.S. to purchase a specified number of passenger side airbags, but instead contains quantity estimates of TRW-U.S.'s requirements for passenger side airbags for specified models in model years 1993 through 1997. These quantity estimates increase to a level of approximately 2,000,000 units for model year 1997. The quantity estimates contained in the U.S. Agreement are provided solely for the Company's planning purposes and do not constitute a commitment or obligation on the part of TRW to purchase such quantities. Pursuant to the U.S. Agreement, the Company is required to maintain the capacity to manufacture and ship to TRW-U.S. 25% more airbags than the actual quantity estimates for each model year and specified models covered by such agreement. The existing orders for driver side airbags were placed pursuant to purchase orders and are not subject to the terms of the U.S. Agreement.

         The U.S. Agreement contains price adjustment provisions contemplating upward or downward adjustments for changes in the cost of fabric and contains other provisions concerning the pricing of materials. In addition, the U.S. Agreement calls for certain reductions in the Company's pricing to TRW- U.S. to reflect increases in the Company's productivity, including but not limited to reductions in direct labor usage and overhead. The U.S. Agreement grants TRW the right to terminate such agreement upon the occurrence of any of the following events: the Company's failure to comply with any term of such agreement; the Company's bankruptcy, insolvency or dissolution; the Company's failure to give TRW-U.S. reasonable assurances of the Company's future performance pursuant to a request for such assurances; or any other event which causes reasonable doubt as to the Company's ability to render due performance under such agreement. Under the U.S. Agreement, the Company is not precluded from manufacturing and selling automotive airbags to other manufacturers of airbag systems that compete with TRW-U.S. Such manufacture and sale may not be conducted within the same facility used by the Company to manufacture airbags for TRW-U.S., however, and also is subject to customary restrictions regarding confidential and proprietary information.

         The Company is in discussions with TRW regarding the extension of the U.S. Agreement. While the Company believes that it will reach an agreement with TRW for such an extension, no understanding has been reached to date and there can be no assurance that such an understanding will be reached. The Company believes that, should the U.S. Agreement expire, the Company will compete for additional passenger side airbag business on a model-by-model annual purchase order basis, similar to the arrangement currently in place for driver side airbags. This type of arrangement is consistent with automotive industry practice.

         The European Agreement. The initial term of the Company's agreement with TRW-Europe (the "European Agreement") commenced with the initiation of deliveries on January 1, 1994 and ended December 31, 1995. Thereafter, the European Agreement automatically extended for a four month term and continues to extend for successive three month terms thereafter until either party gives the other party three months' written notice of termination.

         The European Agreement provides that TRW-Europe will purchase 100% of its requirements of passenger side airbags for specified models at specified prices from the Company.

         The European Agreement provides that if the Company is unable, due to its own fault, to manufacture and deliver the quantities of airbags as required in such agreement, the Company shall pay

TRW-Europe 5,000 German Marks per week of delay for each specified model of airbags covered by the European Agreement. The prices contained in the European Agreement have been, and may in the future be, revised by the parties from time to time in accordance with certain terms of the agreement, which provide that if the exchange rate of German Marks to British Pounds moves above or below certain agreed-upon exchange rates, the prices will be adjusted accordingly. Under the European Agreement, the Company is not precluded from manufacturing and selling automotive airbags to other manufacturers of airbag systems that compete with TRW-Europe.

         Delphi.
         ------

         In September 1995, the Company received the Delphi Purchase Order, pursuant to which Delphi has committed to purchase from the Company approximately 50% of Delphi's requirements for passenger side airbags for its C/K Truck models for model year 1997. The Company believes, based upon recent market publications, that Delphi will manufacture approximately 1,200,000 C/K Trucks for model year 1997, and, accordingly, the Company estimates that it will supply approximately 600,000 passenger side airbags to Delphi under the Delphi Purchase Order. The foregoing estimate includes a forward looking statement and no assurance can be given that Delphi will purchase that number of airbags from the Company. Factors which may result in a lower number of airbags manufactured pursuant to the Delphi Purchase Order include a lack of demand for C/K Trucks, a general slowdown in the automotive industry or a labor dispute. Delphi is not obligated to purchase a minimum number of airbags from the Company.

Competition

         The Company competes with several independent suppliers of automotive airbags in the U.S. and Europe as well as TRW and Delphi, each of which are integrated manufacturers which produce a substantial portion of their own airbags. While TRW does not generally manufacture airbags for the same vehicle models that the Company manufactures for TRW, Delphi does manufacture airbags for the same models that the Company manufactures under the Delphi Purchase Order. Delphi, like many other airbag system suppliers, generally subcontracts a portion of its requirements for automotive airbags. The Company believes that its good working relationship with its customers, the Company's high volume and low cost manufacturing capability, the existence of the agreements with TRW, the lengthy process necessary to qualify as a supplier to an automobile manufacturer and the desire in the automotive industry to avoid changes in established suppliers create certain barriers to entry for potential competitors for the airbag business of the Company's customers. There can be no assurance, however, that TRW, Delphi or other automotive suppliers, which have greater financial resources than the Company, will not in the future increase their manufacturing capabilities with the view to replacing the demand for the Company's automotive airbags or that they will not turn to other suppliers of airbags for either existing or new models.

         The automotive airbag and airbag systems markets are highly competitive. Some of the Company's current and potential competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of its price, product quality, reliability, and capability to produce a high volume of many models of passenger side and driver side airbags. Increased competition , as well as price reductions of airbag systems, would adversely affect the Company's revenues and profitability.

Governmental Regulations

         Airbag systems installed in automobiles sold in the U.S. must comply with government regulations, including Federal Motor Vehicle Safety Standard 208, promulgated by the U.S. Department of Transportation. The Company's customers are required to self-certify that airbag systems installed in vehicles sold in the U.S. satisfy these requirements. The Company's operations are subject to various environmental, employee safety and wage and transportation related statutes and regulations. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

Product Liability

         The Company is engaged in a business which could expose it to possible claims for injury resulting from the failure of products sold by it. To date, however, the Company has not been named as a defendant in any product liability lawsuit nor threatened with any such lawsuit. The Company maintains product liability insurance coverage which management believes to be adequate. However, a successful claim brought against the Company resulting in a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

Defense Division

         The Defense Division is a supplier of military ordnance and other related products. In September 1994, the Company was awarded a systems contract for $60 million by the U.S. Army for the delivery of 120 mm mortar cartridges (the "Systems Contract"). The Defense Division is also a leading U.S. supplier of projectiles and other metal components for small to medium caliber training and tactical ammunition. The Defense Division is currently a sole source supplier of many of the projectiles and other metal components it manufactures.

Systems Contract

         In September 1994, the Defense Division was awarded the Systems Contract by the U.S. Army. The mortar cartridges sold by the Company to the U.S. Army will be utilized in free standing, long-range artillery weapons in support of infantry units. As a systems integrator, the Company does not manufacture the mortar cartridges itself, but is a prime contractor, coordinating the manufacture and assembly of the product components by various subcontractors. Accordingly, the Systems Contract has not necessitated a significant investment in capital equipment. Under the Systems Contract, the Company coordinates and oversees the manufacture and assembly of the components for the mortar cartridges, the loading of the explosives at a loading facility, the testing of the completed product and the delivery of the completed and fully tested product to the U.S. Army. In coordinating these functions, the Company is responsible for conducting quality control inspections and ensuring that the contract is fulfilled in a timely and efficient manner.

         As a prime contractor, the Company generally is subject to the risk that its subcontractors will not perform in a timely and satisfactory manner, thereby causing delays in the delivery of completed mortar cartridges to the U.S. Army. The deliveries of completed mortar cartridges were initially expected to begin in September 1995, and the Systems Contract was expected to be completed by September 1996. Due to a delay by one of its subcontractors, the Company has experienced delays in the shipment of mortar cartridges against the original shipment schedule. The delay relates to matters between such subcontractor and the U.S. Army. As a result of these issues, the U.S. Army has extended the time for delivery under the Systems Contract, and the Company now anticipates that the initial deliveries of mortar cartridges will commence in September 1996.

         In December 1995, the Company submitted a bid for a follow-on order to the Systems Contract of approximately $20 million, which was unsuccessful. While the Company continues to bid on other systems contract opportunities, the Company's failure to receive the award for the follow-on order could adversely affect the level of sales in the Company's Defense Division upon completion of the current Systems Contract.

Ammunition Components

         The Defense Division manufactures projectiles and other metal components primarily for 20 millimeter ammunition and to a lesser extent for 25 and 30 millimeter ammunition used by the U.S. Armed Forces. This ammunition is fired from guns mounted on aircraft, naval vessels and armored vehicles. The metal components manufactured by the Company are shipped to a loading facility, operated either by the U.S. Government or a prime defense contractor, which loads the explosives, assembles the rounds and packages the ammunition for use.

         The Defense Division primarily manufactures components that are used in training rounds, which are similar to tactical rounds but do not contain the same explosive or incendiary devices contained in tactical rounds. Because of the continuous use of training ammunition, the majority of the rounds purchased by the U.S. Armed Forces on an ongoing basis are training rounds. The U.S. Armed Forces regularly replenishes its inventory of training ammunition. The procurement of training ammunition generally is not dependent upon military conflicts, as is the case with the procurement of tactical ammunition.

Commercial Products

         The Defense Division continues to diversify its product base by utilizing its existing manufacturing capacity to manufacture metal components for sale in the consumer products and automotive industries. The Company intends to capitalize on its existing manufacturing capacity and its relationships developed through its automotive business to continue to expand its commercial sales. Some capital improvements in machinery and equipment may be required in the future in order to continue to pursue certain commercial opportunities.

Markets and Customers

         Virtually all of the Company's defense related sales are to the U.S. Armed Forces or certain prime defense contractors. For fiscal year 1996, approximately 81% of the Defense Division's sales were made directly to one or more of the branches of the U.S. Armed Forces and approximately 13% were to prime defense contractors.

         The Defense Division currently is a principal or sole source supplier for many of the projectiles and other metal components it manufactures. There can be no assurance, however, that other companies will not begin to manufacture such products in the future and replace part or all of the sales by the Company of these products. In 1994, Olin Corporation acquired the Aerojet Ordnance Division from Gencorp Inc. Aerojet has manufacturing capability for small to medium caliber ammunition. The Company believes that as a result of such acquisition, the Defense Division's volume of new orders for projectiles and parts from Olin Corporation could be adversely affected. To date, sales to Olin Corporation have not been materially adversely affected.

         Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Defense Division, and therefore the Company, in future years. The precise impact of these matters will depend on the timing and size of the changes and decisions, and the Company's ability to mitigate their impact with new business and/or cost reductions. In view of the continuing uncertainty regarding the size, content and priorities of the annual Department of Defense budget, the historical financial information relating to the Company's Defense Division may not be indicative of future performance.

         While the Company has sold limited quantities of ammunition components to foreign customers in the past, the Company does not anticipate that foreign sales will constitute a substantial portion of its sales in the future.

Manufacturing and Production

         The Company manufactures projectiles and other metal components for inclusion in small to medium caliber ammunition utilizing primarily multi-spindle screw machines at its manufacturing facility in Galion, Ohio. The manufacturing process includes the impact extrusion of steel bars to form the blank or rough form shape of the metal components, the machining of the inside and outside of the metal components to form their final shape, various heat and phosphate treatments and painting. The Company believes that its manufacturing equipment, machinery and processes are sufficient for its current needs and for its needs in the foreseeable future, with minimal preventive maintenance.

Suppliers

         The Company believes that adequate supplies of the raw materials used in the manufacture of its small to medium caliber products are available from existing and, in most cases, alternative sources, although the Company is frequently limited to procuring such materials and components from sources approved by the U.S. Government.

Quality Control

         The Defense Division employs Statistical Process Controls extensively throughout its manufacturing process to ensure that required quality levels are maintained and that products are manufactured in accordance with specifications. The Company satisfies the U.S. Government quality control standard Mil-Q-9858A. Under the Systems Contract, the Company is responsible for conducting inspections of the subcontractors for the program to ensure that they meet these same standards.

Competition

         The Defense Division competes for contracts with other potential suppliers based on price and the ability to manufacture superior quality products to required specifications and tolerances. The Company believes that it has certain competitive advantages including its high volume, cost-efficient manufacturing capability, its co-development of new products with its customers, and the U.S. Government's inclination to remain with long-term reliable suppliers. Since the Company's processes do not include a significant amount of proprietary information, however, there can be no assurance that other companies will not, in time, be able to duplicate the Company's manufacturing processes.

U.S. Government Contracts and Regulations

         Virtually all of the Company's defense related contracts, including the Systems Contract, are firm fixed price contracts with the U.S. Government or certain of the U.S. Government's prime contractors. Under fixed price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all of the benefit or detriment resulting from decreases or increases in the costs of performing the contract. Fixed price contracts carry certain inherent risks, including problems with underestimating costs, the introduction of new technologies and potential economic and other changes that may occur over the contract period. Because of economies of scale that may be realized during the contract term, however, fixed price contracts may offer significant profit potential.

         A majority of the Company's manufacturing agreements with the U.S. Armed Forces and its prime defense contractors are for the provision of components for a one year term (two years in the case of the Systems Contract), subject, in certain cases, to the right of the U.S. Government to renew the contract for an additional term. Renewals of U.S. Government contracts depend upon annual Congressional appropriations and the current requirements of the U.S. Armed Forces. See "- Markets and Customers." U.S. Government contracts and contracts with defense contractors are, by their terms, subject to termination by the U.S. Government for its convenience. Fixed price contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government, and, if the termination is for convenience, for payment of the contractor's costs incurred through the date of termination plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred.

         As a government contractor, the Company is subject to extensive and complex U.S. Government procurement laws and regulations, which provide for ongoing government reviews of contract procurement, performance and administration, including routine audits by the Defense Contract Audit Agency (the "DCAA"). Failure to comply, even inadvertently, with these laws and regulations could subject the Company or the Defense Division to civil and criminal penalties, and under certain circumstances, suspension and debarment from future government contracts for a specified period of time. Recent audits conducted by the DCAA have not identified any material overcharges or discrepancies.

Seasonality

         The Automotive Division's business is subject to the seasonal characteristics of the automotive industry in which there are seasonal plant shutdowns in the third and fourth quarters of each calendar year. Although the Systems Contract is not seasonal in nature, there have been and will continue to be variations in revenues from the Systems Contract based upon costs incurred by the Company in fulfilling the Systems Contract in each quarter. The majority of the Defense Division's manufacturing under its agreements with the U.S. Government and prime defense contractors has historically occurred from January through September and there is generally a lower level of manufacturing and sales during the fourth quarter of the calendar year.

Backlog

         The Company does not reflect an order for airbags in backlog until it has received a purchase order and a material procurement release which specifies the quantity ordered and specific delivery dates. Generally, these orders are shipped within four to eight weeks of receipt of the purchase order and material release. As a result, the Company does not believe backlog is a reliable measure of future airbag sales.

         As of March 31, 1996, the Defense Division had backlog of approximately $26,300,000, of which $22,600,000 is expected to be completed before the end of fiscal year 1997. As of March 31, 1995, the amount of the Defense Division's backlog was approximately $62,800,000, reflecting the receipt of the Systems Contract in fiscal year 1995.

Currency Risk

         Certain of the Company's operations generate net sales and incur expenses in foreign currencies. The Company's financial results from international operations may be affected by fluctuations in currency exchange rates. Certain exchange rate risks to the Company are limited by contractual clauses in the European Agreement. Material fluctuations in certain currency exchange rates could adversely affect the Company's financial results.

Employees

         At March 31, 1996, the Company employed approximately 790 employees in its Automotive Division and 100 employees in its Defense Division. The Company's hourly employees in Mexico are unionized and, in addition, are entitled to a federally-regulated minimum wage, which is adjusted, at minimum, every two years. None of the Company's other employees are unionized. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees to be good.

Environmental Matters

         The Company has identified two areas of underground contamination at the Company's facility in Galion, Ohio. One area involves a localized plating solution spill which currently is being handled by the existing waste water treatment system. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem; such environmental consultants have estimated that the Company's voluntary plan of remediation will take three to five years to complete. In the opinion of management, no material expenditures will be required for its environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. See Note 8 to Notes to the Company's Consolidated Financial Statements included elsewhere in this Report.

ITEM 2.  PROPERTIES

         Headquarters. The Company currently maintains its corporate headquarters at Valentec's leased facility in Costa Mesa, California. Under a Corporate Services Agreement with Valentec, the Company pays its pro rata portion of the rental costs and related expenses.

         Automotive Division. The Company's airbag manufacturing plant in Ensenada, Mexico is occupied under a three year lease expiring in 1998 with two one-year renewal options. The Mexican plant has approximately 97,000 square feet of office, manufacturing and research and development space. The Company's Automotive Division also maintains a 7,900 square foot finished goods distribution center in Otay Mesa, California under a three year lease expiring in 1998. In addition, the Company has a 2,750 square foot office in Scottsdale, Arizona under a three year lease expiring in 1998.

         The Company's U.K. subsidiary is located in Gwent, Wales. Through the Welsh Development Agency, the U.K. government built a 20,000 square foot addition to the existing facility of Valentec International Limited, a majority owned subsidiary of Valentec ("VIL") for use by the Company. The Company currently occupies this space pursuant to a sublease with VIL that expires in 2003. VIL has leased the premises from the Welsh Development Agency under a ten year lease which also expires in 2003. In equipping its U.K. facility, the Company is benefitting from the U.K. Industrial Development Act 1982, pursuant to which the Company is receiving a grant equal to 37.5% of the capital cost of equipping the facility up to a maximum of [pound]935,000 against an investment of [pound]2,490,000.

         In April 1996, the Company commenced construction of a manufacturing facility in the Czech Republic, and expects to complete construction of this facility in fiscal year 1998. The facility initially will include 100,000 square feet of office and manufacturing space.

         Defense Division. The Company currently leases a 3,600 square foot office in Mt. Arlington, New Jersey for the administration of the Systems Contract. The Company's defense production facility is located in Galion, Ohio, where the Company currently owns and occupies a manufacturing plant and administrative offices totaling approximately 97,000 square feet. The Defense Division facilities are adequate for the current and anticipated levels of production.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4a. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers and members of the Board of Directors of the Company and their respective ages and positions are as follows:


          Name              Age               Position
          ----              ---               --------

Robert A. Zummo             55     Chairman of the Board, President and Chief Executive Officer
Victor Guadagno             56     President, Defense Division - Systems
John L. Hakes               56     President, European Automotive Operations
W. Hardy Myers              32     Director, Chief Financial Officer and Secretary
Paul L. Sullivan            50     President, North American Automotive Operations
Richard R. Vande Voorde     52     President, Defense Division - Galion
Joseph J. DioGuardi         55     Director
Francis X. Suozzi           55     Director
Robert J. Torok             65     Director

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The Common Stock is listed on the Nasdaq National Market (Nasdaq symbol: ABAG). The following table sets forth the high and low reported sale prices of the Common Stock on the Nasdaq National Market for the period commencing on May 6, 1994, the day the Common Stock was first publicly traded, through March 31, 1996.


                                         High                       Low
                                         ----                       ---
Year Ended March 31, 1996
     First Quarter                   $   20 3/4                $   16 1/2
     Second Quarter                  $   21 1/4                $   15
     Third Quarter                   $   19 1/2                $   13 3/4
     Fourth Quarter                  $   15 3/4                $   12 1/2

Year Ended March 31, 1995
     First Quarter                   $   13 1/2                $    9 1/4
     Second Quarter                  $   19 1/4                $   10 3/4
     Third Quarter                   $   22                    $   16
     Fourth Quarter                  $   22 1/2                $   16 1/2

         As of July 12, 1996, there were approximately 102 holders of record of the Common Stock. Based upon information available to it, the Company believes that there are at least 3,200 beneficial holders of the Common Stock.

         The Company has, to date, not paid any cash dividends to its stockholders and presently intends to continue its policy of retaining its earnings to support the growth and development of its business. The Company's existing credit agreement restricts the Company's ability to pay dividends.

Item 6.    Selected Financial Data

        The selected financial data as of and for the fiscal years ended March 31, 1996 and March 31, 1995, for the periods from April 28, 1993 through March 31, 1994 and January 1, 1993 through April 27, 1993 and for each year in the two year period ended December 31, 1992 are derived from the combined and consolidated financial statements of the Company and the Automotive and Galion divisions of Valentec (the "Valentec Divisions") which have been audited by Price Waterhouse LLP, independent accountants. The selected financial data as of and for the period from January 1, 1992 through April 30, 1992 are derived from unaudited financial statements of the Valentec Divisions, but in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair statement of the results of such periods. Subsequent to the management buy-out of Valentec on April 27, 1993 (the "Management Buy-Out"), Valentec and the Company changed their respective fiscal year ends from December 31 to March 31. The accounting bases of the Valentec Divisions subsequent to the Valentec Management Buy-Out on April 27, 1993 differs from the historical accounting bases of these divisions. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto, included elsewhere in this Report.


                                                 Years Ended       Eleven                                      Years Ended
                                                  March 31,        Months              Four Months             December 31,
                                                 -----------       ------              -----------             ------------
                                                                   April 28,      January 1,   January 1,
                                                                     1993           1993         1992
                                                                   through        through      through
                                                                   March 31,      April 27,    April 30,
                                          1996 (1)    1995(1)        1994           1993         1992         1992       1991
                                          --------    -------        ----           ----         ----         ----       ----
                                                         (in thousands, except share and per share data and footnotes)
Income Statement Data
   Net sales...........................   $94,942     $51,779       $22,444        $4,580       $2,097      $7,061     $5,932
   Cost of goods sold..................    81,908      44,553        18,895         4,436        1,443       6,223      4,689
                                           ------      ------      --------      --------      -------     -------     ------
   Gross profit........................    13,034       7,226         3,549           144          654         838      1,243
   Selling, general and
      administrative expenses..........     5,430       4,050         2,738           538          207         828        512
   Non-recurring consulting charge.....         -           -         1,250(2)          -            -           -          -
                                            -----       -----     ---------    ----------    ---------  ----------     ------
   Operating income (loss).............     7,604       3,176          (439)         (394)         447          10        731
   Other expense (income)..............      (229)       (366)          (83)           13            -           -          -
   Interest expense (income), net......      (197)        126           235            10           11          39         27
                                            -----        ----     ---------    ----------      -------  ----------    -------
   Income (loss) before income
      taxes............................     8,030       3,416          (591)         (417)         436         (29)       704
   Income tax provision (benefit)           3,116       1,283          (207)         (167)         174         (11)       282
                                            -----      ------     ---------      --------       ------    --------     ------
   Net income (loss)...................    $4,914      $2,133       $  (384)       $ (250)      $  262      $  (18)    $  422
                                           ======      ======     =========       =======    =========   =========     ======
Per Share Data
   Pro forma earnings per share(3)         $0.99       $0.53              -             -            -           -          -
     Pro forma weighted average
       common and common equivalent
       shares outstanding..............  4,980,884    4,030,787           -             -            -           -          -


                                                                   March 31,                                December 31,
                                                                   --------                                 -----------
                                                                                        April 27,
                                                        1996           1995    1994      1993          1992      1991
                                                        ----           ----    ----      ----          ----      ----
                                                                          (in thousands)
                                                                          --------------
Balance Sheet
   Working capital...................................   $25,067  $    8,206     $1,504    $  749      $1,076    $  401
   Total assets......................................    49,831      28,311     12,837     4,943       4,800     2,886
   Long-term debt, net of current portion............     3,087       2,043      4,760      -             64        24
   Division equity (deficit).........................         -       -            866    (1,223)       (973)     (955)
   Stockholders' equity..............................    35,344      15,971        -        -             -       -

- -----
   (1)   The Company did not declare dividends during fiscal year 1995 or 1996.
   (2) As more fully described in Note 5 to Notes to the Company's Consolidated Financial Statements, the Valentec Divisions incurred a $1,250,000 non-recurring, non-cash expense related to the issuance of shares of Common Stock to certain stockholders and affiliates of Champion.
   (3) The pro forma weighted average number of common and common equivalent shares outstanding includes the weighted average of the pro forma number of shares assumed issued prior to the Company's initial public offering in May 1994 to retire intercompany and other indebtedness. The Valentec Divisions did not have a defined capital structure and, as a result, earnings per share amounts are not presented for the periods prior to the fiscal year ended March 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                  Due to the Company's historical and anticipated growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto, appearing elsewhere in this Report.

                  Automotive Division. The Automotive Division commenced operations as part of Valentec in May 1992. Product qualification and initial production began in July 1992 with the first significant sales occurring in October 1992. In March 1993, the Company signed a five-year requirements contract with TRW, contemplating increasing deliveries of airbags over the term of the contract. In order to obtain the five-year contract, the Company had to position itself to meet TRW's delivery schedules. As a result, the Company incurred significant start-up costs in 1992 and 1993 and continues to incur start-up costs as it expands its operations. As a result of these costs, the operating results of the Automotive Division are not necessarily indicative of future operating results. The Company signed a two-year agreement and commenced manufacturing of passenger side airbags in Europe for TRW in December 1993 and also received orders and commenced manufacturing driver side airbags in the U.S. for TRW in April 1994.

                  As the Company continues to expand worldwide, it will continue to experience variability in its operating results. During fiscal year 1995, the Company operated a temporary facility in Germany in order to meet TRW-Europe's rapidly growing demand for airbags, which adversely affected the Company's operating profits during that fiscal year. The Company currently subcontracts certain aspects of the manufacturing process for airbags in Europe to two subcontractors in the Czech Republic. The Company expects to replace the functions of these subcontractors with its own facility currently under construction in the Czech Republic. The Automotive Division's business is also subject to the seasonal characteristics of the automotive industry in which there are plant shutdowns in the third and fourth quarters of each calendar year, typically resulting in lower shipments of airbags during these quarters. Additionally, the Company's operating results could be impacted by the timing of the introduction of new models of automobiles for which the Company manufactures airbags, changes in consumer vehicle preferences and major labor disputes in the automobile industry.

                  Defense Division. Historically, the demand for the Defense Division's products has been driven primarily by the U.S. Government's purchase of small and medium caliber military ammunition. In September 1994, the Company was awarded the Systems Contract. Under the Systems Contract, the Company serves as the prime contractor coordinating the manufacture and assembly of the product components by various subcontractors. The Systems Contract is accounted for on the percentage of completion basis. Accordingly, the Company will experience variability in revenues from the Systems Contract because revenues are based upon the costs incurred in fulfilling this contract. In December

1995, the Company submitted a bid for a $20 million follow-on order to the Systems Contract, which was unsuccessful. While the Company continues to bid on other systems contract opportunities, the Company's failure to receive the award for the follow-on order could adversely affect the level of sales in the Company's Defense Division upon completion of the current Systems Contract.

Results of Operations

Year Ended March 31, 1996 Compared to Year Ended March 31, 1995

         Net Sales. Net sales for the Automotive Division increased to $49,091,000 for the year ended March 31, 1996 from $43,073,000 for the same period in the prior year. The Automotive Division's unit sales increased approximately 23% over the prior year, while overall sales increased by 14%. The Company's unit sales continued to increase reflecting higher sales of both passenger and driver side airbags. Sales were unfavorably impacted in the current period by the softening U.S. automotive market and a changing product mix in Europe, and to a lesser extent, decreases in material prices, delays on certain model year 1996 programs by certain original equipment manufacturers and the GM labor dispute in the fourth quarter of fiscal year 1997.

         Net sales for the Defense Division increased to $45,851,000 for the year ended March 31, 1996 from $8,706,000 for the same period in the prior year. Sales increased period to period as a result of significantly higher revenues from the Systems Contract and, to a lesser extent, increased shipments of metal ordnance components. Due to certain delays in the Systems Contract, the Company expects to experience variability quarter to quarter in fiscal year 1997. Sales for the Defense Division are expected to be generally lower in fiscal year 1997.

         Gross Profit. Gross profit for the Automotive Division increased to $7,134,000 for the year ended March 31, 1996 from $5,361,000 for the prior year. The improvement in gross profit resulted primarily from the increased sales volume, and to a lesser extent from greater efficiencies related to higher levels of production. Gross profit was unfavorably impacted in the current fiscal year by certain program delays and the GM labor dispute in the fourth fiscal quarter. During the year ended March 31, 1995, the continued improvement in the gross profit of the Automotive Division's North American operations was partially offset by certain expenses related to the expansion of the Automotive Division's European operations. Specifically, during the year ended March 31, 1995, TRW-Europe's accelerated demand for airbags in Europe required the Company to operate, on a temporary basis, a high cost facility in Germany pending the transfer of certain manufacturing operations to two Czech subcontractors. Margins in Europe are expected to remain lower than in the U.S. until the Company transitions its European passenger airbag manufacturing to its facility in the Czech Republic currently under construction. The Company expects this transition to occur in fiscal 1998. Certain costs relating to the launching of new programs in North America and Europe have been capitalized and will be amortized over the estimated lives of such programs.

         Gross profit for the Defense Division increased to $5,900,000 for the year ended March 31, 1996 from $1,865,000 for the prior year. Gross profit increased primarily as a result of higher sales from the

Systems Contract, partially offset by changes in the metal ordnance component product mix, with decreased sales of several older, higher margin defense programs and higher sales of newer, lower margin defense and commercial programs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Automotive Division increased to $3,476,000 for the year ended March 31, 1996 from $2,964,000 for the prior year. The increase resulted primarily from greater expenditures related to the continued expansion of the Company's automotive operations, including additional support personnel, increased marketing and professional services and higher corporate overhead expenses.

         Selling, general and administrative expenses for the Defense Division increased to $1,954,000 for the year ended March 31, 1996 from $1,086,000 for the prior year, reflecting increased expenses related to the Systems Contract, higher bid and proposal costs associated with potential future contracts and higher corporate overhead expenses.

         The higher corporate overhead expense allocated to the Automotive and Defense Divisions in the current period resulted principally from increased expenses for administration, marketing and professional services associated with the continued growth and expansion of the Company's operations, including increased staffing, legal, accounting and insurance expenses.

         Operating Income. The Automotive Division had operating income of $3,658,000 for the year ended March 31, 1996 from $2,397,000 for the prior year. The increase resulted primarily from the continued improvement in the profitability of the manufacturing operations due to higher sales volume and greater efficiencies, partially offset by increased expenses for administrative, marketing and professional services supporting the ongoing expansion of the Company's automotive operations.

         Operating income for the Defense Division increased to $3,946,000 for the year ended March 31, 1996, compared to $779,000 for the prior year. Operating income increased as a result of higher income from the Systems Contract, partially offset by higher corporate overhead expenses and, to a lesser extent, lower margins on metal ordnance components.

         Net Income. Net income increased to $4,914,000 for the year ended March 31, 1996 from $2,133,000 for the prior year. The decline in other income is attributable to lower translation gains on foreign currency transactions, while the increase in interest income is attributable to the Company's increased cash balances.

Year Ended March 31, 1995 Compared to the Period from April 28, 1993 through March 31, 1994 (the "Eleven Months")

                  Net Sales. Net Sales for the Automotive Division increased to $43,073,000 for the year ended March 31, 1995 from $14,970,000 for the Eleven Months. Sales to TRW continued to grow dramatically in the fiscal year ended March 31, 1995 with the first significant shipments of driver side airbags for the North American market and passenger side airbags for the European market. Passenger side airbag production for the North American and Asian markets continued to increase in the fiscal year ended March 31, 1995 as the Company produced passenger side airbags for additional vehicle platforms.

                  Net sales for the Defense Division increased to $8,706,000 for the year ended March 31, 1995 from $7,474,000 for the Eleven Months. The Defense Division's sales increased as a result of initial revenues from performance of the Systems Contract, partially offset by lower demand for metal ordnance components.

                  Gross Profit. Gross profit of the Automotive Division increased to $5,361,000 for the year ended March 31, 1995 from $1,155,000 for the Eleven Months. The improvement in gross profit resulted primarily from the increased sales volume, and to a lesser extent from greater efficiencies related to higher levels of production. The Eleven Months was negatively impacted by expenses incurred to achieve initial volume production in the Mexican facility. During the year ended March 31, 1995, the continued improvement in the gross profit of the Automotive Division's North American operations was partially offset by certain expenses related to the expansion of the Automotive Division's European operations. Specifically, accelerated demand for airbags in Europe by TRW required the Company during the year ended March 31, 1995, to operate, on a temporary basis, a high cost facility in Germany pending the transfer of certain manufacturing operations to a Czech subcontractor. Certain costs relating to the launching of new programs in North America and Europe have been capitalized and will be amortized over the estimated lives of such programs.

                  Gross profit for the Defense Division decreased to $1,865,000 for the year ended March 31, 1995 from $2,394,000 for the Eleven Months. The gross profit declined as a result of lower margin sales from new defense and commercial programs and the phase-out of several older, higher margin defense programs. Additionally, lower sales period to period at the Galion facility impacted the Division's fixed overhead absorption, further impacting gross profit.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Automotive Division decreased to $2,964,000 for the year ended March 31, 1995 from $3,443,000 for the Eleven Months. The decrease from period to period was due primarily to a $1,250,000 non-recurring, non-cash expense in the earlier period related to the issuance of shares of Common Stock to the Champion Holders (see Note 5 to the Company's consolidated financial statements), offset, to a large extent, by higher expenses in the current period related to the continued expansion of the Company's businesses. This expansion necessitated an increase in the number of support personnel, higher corporate overhead expenses as a result of being a public company and increased marketing expenses on higher sales volumes.

                  Selling, general and administrative expenses for the Defense Division increased to $1,086,000 for the year ended March 31, 1995 from $545,000 for the Eleven Months, reflecting increased expenses related to the Systems Contract.

                  Operating Income. The Automotive Division had operating income of $2,397,000 for the year ended March 31, 1995, compared to an operating loss of $2,288,000 for the Eleven Months.

The increase from period to period resulted primarily from the continued improvement in the profitability of the manufacturing operations due to higher sales volume and greater efficiencies, partially offset by certain expenses related to the Automotive Division's European expansion and higher corporate overhead expenses. The prior period also included a $1,250,000 non-recurring, non-cash expense related to the issuance of shares of Common Stock to the Champion Holders.

                  Operating income for the Defense Division declined to $779,000 for the year ended March 31, 1995, compared to $1,849,000 for the Eleven Months. Operating margins in the current period were negatively impacted by lower sales volume at the Division's Galion facility, a changing product mix reflecting the phase-out of several older, higher margin defense programs which were replaced by new lower margin defense and commercial work and higher administration expenses related to the Systems Contract.

                  Net Income. Net income increased to $2,133,000 for the year ended March 31, 1995 from a loss of $384,000 for the Eleven Months as the higher net income of the Automotive Division exceeded the decline in the income of the Defense Division. In addition, other income increased in the current period as a result of favorable foreign currency movements. Interest expense also declined period to period reflecting lower borrowings, while income tax expense increased reflecting the Company's shift to taxable earnings.

Period from January 1, 1993 through April 27, 1993 Compared to the Period from January 1, 1992 through April 30, 1992 (each referred to as a "Four Month Period")

                  Net Sales. Net sales for the Automotive Division were $1,527,000 for the Four Month Period ended April 27, 1993, as the Company qualified as a supplier of airbags to TRW-U.S., signed a five-year requirements contract for passenger side airbags in March 1993, received initial orders for delivery and commenced shipments to TRW-U.S. There were no sales for the Automotive Division during the Four Month Period ended April 30, 1992.

                  The Defense Division's net sales increased to $3,053,000 for the Four Month Period ended April 27, 1993 from $2,097,000 for the Four Month Period ended April 30, 1992, primarily due to the shipment of a foreign order of $825,000.

                  Gross Profit. Gross profit (loss) of the Automotive Division for the Four Month Period ended April 27, 1993 was $(630,000), while there were no results of operations for the Four Month Period ended April 30, 1992. Cost of sales of the Automotive Division of $2,157,000 for the Four Month Period ended April 27, 1993 exceeded net sales for such period as the Company incurred significant start-up costs including expenses incurred in qualifying the airbag products, hiring of management, installation of facilities and equipment in advance of customer orders and manufacturing start-up costs.

                  Gross profit for the Defense Division increased to $774,000 for the Four Month Period ended April 27, 1993 from $654,000 for the Four Month Period ended April 30, 1992. The increase in net sales was partially offset by higher material costs on certain products and an increase in overhead expenses.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $258,000 for the Automotive Division for the Four Month Period ended April 27, 1993, while there were no such expenses for the Four Month Period ended April 30, 1992. These continued increases in selling, general and administrative expenses were due primarily to higher salary and benefit costs related to additional operational and administrative personnel hired to manage the expansion of the Automotive Division, and, to a lesser extent, higher commissions on higher sales volumes and increased corporate overhead allocations.

                  Selling, general and administrative expenses for the Defense Division increased to $280,000 for the Four Month Period ended April 27, 1993 from $207,000 for the Four Month Period ended April 30, 1992. This increase is attributable primarily to a higher corporate overhead allocation.

                  Operating Income. The Company had an operating loss of $394,000 for the Four Month Period ended April 27, 1993 compared to operating income of $447,000 for the Four Month Period ended April 30, 1992. The operating loss in the later period is attributable to the Automotive Division's continued start-up costs, offset in part by Galion's operating income.

                  Net Income. The Company incurred a net loss of $250,000 for the Four Month Period ended April 27, 1993 compared with net income of $262,000 for the Four Month Period ended April 30, 1992. The income tax provision (benefit) was calculated based upon the combined results of operations of the Valentec Divisions and using a 40% combined federal and state income tax rate.

Liquidity and Capital Resources

                  As the Company's business has grown, overall cash requirements for equipment and working capital have historically been met through a combination of the proceeds from the Company's public offerings, cash flow from operations, equipment financing and revolving credit borrowings. The Company's expects its equipment and working capital requirements to continue to increase as a result of the anticipated growth of the Automotive Division.

                  On June 21, 1995, the Company completed an additional equity offering which resulted in net proceeds to the Company of approximately $16,500,000, including the underwriters' exercise of the over-allotment option. The Company has and will continue to use the net proceeds from this offering to expand and enhance its existing worldwide airbag manufacturing operations, to construct a new facility in the Czech Republic and enhance research and development and prototype capabilities.

                  On March 15, 1996, the Company terminated its $3.5 million credit facility with Congress Financial Corporation, (see Note 6 to Notes to the Company's Consolidated Financial Statements) and entered into a $10.0 million credit facility with Citicorp USA, Inc., to be used for working capital purposes (the "Credit Facility"). Indebtedness under the Credit Facility is secured by substantially all the assets of the Company and bears interest at the prime rate. The Credit Facility contains certain financial covenants, including limitations on indebtedness and liens, minimum interest and fixed charge coverage ratios, maximum leverage, minimum tangible net worth and limitation on the payment of dividends.

         In June 1996, the Company entered into the Phoenix Purchase Agreement to purchase Phoenix Airbag GmbH, a major European airbag manufacturer. The purchase price for the acquisition is approximately $22 million, subject to a net worth adjustment, plus a contingent purchase price of approximately $7.5 million. The contingent purchase price would be paid in three annual installments commencing April 30, 1997 if certain targets are met by Phoenix. Under the Phoenix Purchase Agreement, the Company would, under certain circumstances, be required to provide a bank guaranty in August 1997 with respect to up to approximately $4.0 million of the contingent purchase price. The Company has provided to Phoenix AG a deposit of approximately $1.65 million with respect to the acquisition of Phoenix. Under the terms of the Phoenix Purchase Agreement, if the acquisition is not consummated by August 15, 1996, Phoenix AG would not be required to consummate the transaction and the Company would forfeit its deposit.

         The Company has received a proposal letter from a U.S. bank to provide financing for the acquisition of Phoenix in the form of a $20 million term loan, amortizing over a period of four years. The proposal does not constitute a commitment, which would be subject, among other conditions, to the completion of due diligence by the bank. In connection with such term loan, the Company would obtain a new $6 million revolving credit facility (replacing the existing Credit Facility) and a non- revolving stand-by letter of credit facility to secure payment, if necessary, of the contingent purchase price for the acquisition of Phoenix. (The term loan, revolving credit facility and stand-by letter of credit facility are collectively referred to as the "New Credit Facility".) The New Credit Facility would bear interest at the prime rate and be secured by substantially all the assets of the Company. The New Credit Facility would contain certain financial covenants, including limitation on additional indebtedness and liens, fixed charge coverage ratios, maximum leverage, minimum ratio of current assets to current liabilities and minimum tangible net worth. The Company anticipates that the New Credit Facility will be available prior to August 15, 1996. The Company is also in discussions with other potential financing sources relating to the acquisition. There can be no assurance, however, that the New Credit Facility will be obtained by August 15, 1996, or if it is not obtained, that alternative sources will be available.

New Accounting Pronouncement

                  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (FAS 121). FAS 121 requires the Company to review long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. FAS 121 also requires that long-lived assets and certain intangible assets to be disposed of be recorded at the lower of carrying value or fair value less disposal costs. Management has deferred adoption of FAS 121, which is effective for the Company beginning in the fiscal year ending March 31, 1997. Due to the complexities of the calculations that are required to implement FAS 121, the effect on the Company's consolidated financial statements of adopting this statement is not yet known nor reasonably estimable.

Seasonality and Inflation

                  The Automotive Division's business is subject to the seasonal characteristics of the automotive industry in which there are seasonal plant shutdowns in the third and fourth calendar quarters of each year. Although the Systems Contract is not seasonal in nature, there will be variations in revenues from the Systems Contract based upon costs incurred by the Company in fulfilling the Systems Contract in each quarter. The majority of the Defense Division's ordnance manufacturing for U.S. Government and prime defense contractors occurs from January through September and there is generally a lower level of manufacturing and sales during the fourth calendar quarter. The Company does not believe that its operations to date have been materially affected by inflation.

 ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The response to this item appears in Item 14(a)(1) and (2) of this Report.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                   PART III


 ITEMS 10, 11, 12 AND 13.

                  Except for information included in Item 4a of this report, the information called for by Items 10, 11, 12 and 13 of this Report is incorporated by reference to those portions of the Company's 1996 Proxy Statement which contain such information.


 ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

            (a)(1) The financial statements, related notes thereto and report of independent accountants required by Item 8 are listed on page F-1 herein.

    (2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

    (3)    Exhibits:


           2.1          Agreement, dated June 6, 1996, among AB 9607
                        Verwaltungs GmbH & Co. KG., Phoenix
                        Aktiengesellschaft and Phoenix Airbag GmbH (the
                        "Phoenix Purchase Agreement") (confidential treatment
                        requested as to part)
           2.2          Amendment Agreement, dated June 28, 1996, to the
                        Phoenix Purchase Agreement
           3.1(1)       Certificate of Incorporation of Safety Systems
                        International, Inc.
           3.2(1)       Amended and Restated Certificate of Incorporation of
                        Safety Systems International, Inc.
           3.3(1)       Certificate of Amendment of the Amended and Restated
                        Certificate of Incorporation of Safety Systems
                        International, Inc.
           3.4(11)      Certificate of Amendment to the Amended and Restated
                        Certificate of Safety Components International, Inc.
                        ("Safety Components")
           3.5(1)       By-laws of Safety Components
           4.1(2)       Warrant Agreement, dated as of May 13, 1994 between
                        Hampshire Securities Corporation and Safety Components
          10.2(3)       Airbag Purchase Agreement by and between TRW Vehicle
                        Safety Systems, Inc. and Valentec International
                        Corporation ("Valentec") dated March 31, 1993
                        (confidential treatment granted as to part)
          10.3(3)       Long-Term Contract for the Supply of Airbags by and
                        between TRW REPA GmbH and Valentec International
                        Limited ("VIL"), dated September 20, 1993 (confidential treatment granted as to part)

           10.4(2)      Representation Agreement, effective as of May 13, 1994,
                        by and between Automotive Safety Components
                        International, Inc. ("Automotive Safety") and Champion
                        Sales and Service Co.  ("Champion")
          *10.5(4)      Employment Agreement, effective as of May 13, 1994,
                        between Safety Components and Robert A. Zummo
          *10.6(4)      Employment Agreement, effective as of May 13, 1994,
                        between Safety Components and W. Hardy Myers
          *10.7(4)      Stock Option Plan of Safety Components
           10.8(2)      Master Asset Transfer Agreement, dated May 13, 1994,
                        among Valentec,  Safety Components, Galion, Inc.
                        ("Galion"), and Automotive Safety
           10.9(2)      Asset Purchase Agreement, dated May 13, 1994, between
                        VIL and Automotive Safety Components International
                        Limited ("Automotive Limited")
           10.10(9)     Corporate Services Agreement, dated as of April 1, 1995,
                        between Valentec and Safety Components
           10.11(2)     Facility Agreement, dated May 13, 1994, between
                        Valentec and Automotive Safety
           10.12(2)     Facility Agreement, dated May 13, 1994, between VIL and
                        Automotive Limited
           10.13(2)     Representation Agreement, effective as of May 13, 1994,
                        by and between Automotive Limited and Champion
           10.14(5)     Form of Sublease Agreement, dated May 13, 1994,
                        between VIL and Automotive  Limited
          *10.15(6)     Employment Agreement, dated as of September 29, 1994
                        by and between Safety  Components and Paul L. Sullivan
           10.16(7)     Contract DAAA09-94-C-0532 (Systems Contract)
                        between Safety Components and the U.S. Army (the
                        "Systems Contract")
          *10.17(8)     Employment Agreement, effective as of September 19,
                        1994, between Safety Components and Victor Guadagno

           10.18(8)     Lease Agreement, dated February 15, 1995 between
                        Inmobiliara Calibert, S.A. de C.V. and Automotive Safety
                        Components International SA. de C.V.
           10.19        Credit Agreement, dated as of March 15, 1996, among
                        Safety Components, Automotive Safety, Galion, Valentec
                        Systems, Inc. and CUSA
           10.20        Pledge and Security Agreement, dated as of March 15,
                        1996, made by Safety Components, Automotive Safety,
                        Galion and Valentec Systems in favor of CUSA
           10.21(10)    Employment agreement, dated June 1, 1995, between
                        Automotive Limited and John Laurence Hakes
           10.22(10)    Underwriting Agreement, dated June 15, 1995, among BT
                        Securities Corporation, Prime Charter Ltd., Safety
                        Components, Valentec and the other selling stockholders
                        named therein
           11           Statement of Computation of Per Share Earnings
           21.1         Subsidiaries of Safety Components
           23.1         Consent of Price Waterhouse LLP
           27           Financial Data Schedule


  (b)    Reports on Form 8-K.

         None.

 -----------------------------------------------

 *       Indicates exhibits relating to executive compensation.

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (the "1994 Registration Statement") filed with the Securities and Exchange Commission (the "Commission") on February 11, 1994.

 (2) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994, filed with the Commission.

 (3)     Incorporated by reference to Amendment No. 2 to the 1994
         Registration Statement, filed with the Commission on March 18, 1994.

 (4) Incorporated by reference to Amendment No. 3 to the 1994 Registration Statement, filed with the Commission on April 20, 1994.

 (5) Incorporated by reference to Amendment No. 4 to the 1994 Registration Statement, filed with the Commission on May 3, 1994.

 (6) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1994 filed with the Commission.

 (7) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 1994, filed with the Commission.

 (8) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1995.

 (9) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 19, 1995.

 (10) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1995

 (11) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1995

APITAL PRINTING SYSTEMS]

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SAFETY COMPONENTS INTERNATIONAL, INC.

                                  By:     /s/Robert A. Zummo
                                     -------------------------------------
                                         Robert A. Zummo
                                         Chairman of the Board, President
                                         and Chief Executive Officer

Date: July 15, 1996

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Name and Signature                Title                          Date
 ------------------                -----                          ----

 /s/Robert A. Zummo
 ------------------
 Robert A. Zummo          Chairman of the Board,              July 15, 1996
                          President and Chief Executive
                          Officer (Principal Executive
                          Officer)

 /s/W. Hardy Myers
 ------------------
 W. Hardy Myers           Director, Chief Financial Officer   July 15, 1996
                          and Treasurer (Principal
                          Financial and Accounting
                          Officer)

 /s/Joseph J. DioGuardi
 ------------------
 Joseph J. DioGuardi      Director                            July 15, 1996

 /s/Francis X. Suozzi
 ------------------
 Francis X. Suozzi        Director                            July 15, 1996

 /s/Robert J. Torok
 ------------------
 Robert J. Torok          Director                            July 15, 1996









                       INDEX TO FINANCIAL STATEMENTS



                                                                      Page
                                                                      ----

Report of Independent Accountants.                                     F-2

Consolidated Balance Sheets as of March 31, 1996 and March 31, 1995    F-3

Consolidated Statements of Operations for the Years ended March 31,
1996 and March 31, 1995, for the Period from April 28, 1993 through
March 31, 1994 and for the Period from January 1 through
April 27, 1993.                                                        F-4

Consolidated Statements of Stockholders' Equity for the Years ended
March 31, 1996 and March 31, 1995, for the Period from April 28, 1993 through March 31, 1994 and for the Period from January 1 through
April 27, 1993.                                                        F-5

Consolidated Statements of Cash Flows for the Years ended
March 31, 1996 and March 31, 1995, for the Period from
April 28, 1993 through March 31, 1994 and for the Period from
January 1 through April 27, 1993.                                      F-6

Notes to Consolidated Financial Statements.                            F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Safety Components International, Inc.

In our opinion, the consolidated financial statements of Safety Components International, Inc. and Safety Components International, a division of Valentec International Corporation (Successor Division), listed in the accompanying index appearing under Item 14(a)(1) and (2) on page F-1, present fairly in all material respects, the financial position of Safety Components International, Inc. and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, and the period from April 28, 1993 through March 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

In our opinion, the consolidated financial statements of Safety Components International, a division of Valentec International Corporation (Predecessor Division), listed in the accompanying Index appearing under Item 14(a)(1) and
(2) on page F-1, present fairly. In all material respects, the results of operations and cash flows of Safety Components International, a division of Valentec International Corporation (Predecessor Division), for the period from January 1, 1993 through April 27, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Costa Mesa, California
April 30, 1996, except as to Note 12, which is as of July 11, 1996

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                        CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                           March 31,   March 31,
                                                             1996        1995
                                                           ---------   ---------
ASSETS

Current assets:
   Cash and cash equivalents ............................   $ 12,033    $  3,846
   Accounts receivable (Notes 2 and 4) ..................     16,614       7,109
   Inventories (Notes 2 and 4) ..........................      5,315       5,948
   Prepaid and other ....................................        925         658
                                                            --------    --------
      Total current assets ..............................     34,887      17,561

Property, plant and equipment (Notes 2 and 4) ...........     12,192       8,908
Other assets (Note 2) ...................................      2,752       1,842
                                                            --------    --------
      Total assets ......................................   $ 49,831    $ 28,311
                                                            ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................................   $  8,066    $  7,454
   Accrued liabilities (Note 4) .........................      1,057       1,532
   Current portion of long-term obligations
      (Note 6) ..........................................        697         369
                                                            --------    --------
      Total current liabilities .........................      9,820       9,355

Long-term obligations (Note 6) ..........................      3,087       2,043
Other long-term liabilities (Note 4) ....................      1,580         942
                                                            --------    --------
      Total liabilities .................................     14,487      12,340


Commitments and contingencies (Note 8)
Stockholders' equity (Notes 1, 3 and 11):
   Preferred stock, $.10 par value per share,
     authorized 2,000,000 shares, no shares
     issued..............................................
   Common stock, $.01 par value per share,
     authorized 10,000,000 shares, issued and
     outstanding 5,048,500 shares and 4,060,000
     shares at March 31, 1996 and 1995,
     respectively .......................................         51          41
   Common stock warrants ................................          1           1
   Additional paid-in capital ...........................     30,058      13,595
   Treasury stock, 90,000 shares, at cost ...............     (1,379)
   Retained earnings ....................................      6,979       2,065
   Cumulative translation adjustment ....................       (366)        269
                                                            --------    --------
      Total stockholders' equity ........................     35,344      15,971
                                                            --------    --------
      Total liabilities and stockholders' equity ........    $49,831    $ 28,311
                                                            ========    ========


              See notes to consolidated financial statements.

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                   Period from     Period from
                                      Year              Year      April 28, 1993 January 1, 1993
                                      ended            ended         through         through
                                  March 31, 1996  March 31, 1995 March 31, 1994  April 27, 1993
                                  --------------  -------------- --------------  --------------
                                   (The Company)   (The Company)   (Successor     (Predecessor
                                                                    Division)       Division)

Net sales ........................   $    94,942    $    51,779    $    22,444    $     4,580
Cost of sales ....................        81,908         44,553         18,895          4,436
                                     -----------    -----------    -----------    -----------
  Gross profit ...................        13,034          7,226          3,549            144
Selling and marketing expense ....         1,102            894            402             68
General and administrative expense         4,328          3,156          2,336            470
Non-recurring consulting charge
  (Note 5) .......................                                       1,250
                                     -----------    -----------    -----------    -----------
  Operating income (loss) ........         7,604          3,176           (439)          (394)
Other expense (income) ...........          (229)          (366)           (83)            13
Interest income ..................           578            118
Interest expense .................           381            244            235             10
                                     -----------    -----------    -----------    -----------
Income (loss) before income taxes          8,030          3,416           (591)          (417)
Provision (benefit) for income
  taxes (Notes 2 and 7) ..........         3,116          1,283           (207)          (167)
                                     -----------    -----------    -----------    -----------
  Net income (loss) ..............   $     4,914    $     2,133    $      (384)   $      (250)
                                     ===========    ===========    ===========    ===========


Earnings per common and common
  equivalent share (Note 2) ......   $       .99    $       .53
                                     ===========    ===========
Weighted average common
  and common equivalent shares ...     4,980,884      4,030,787
                                     ===========    ===========



              See notes to consolidated financial statements.

                    SAFETY COMPONENTS INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARES)



                                               Common    Common     Common   Additional                  Cumulative
                                                Stock     Stock      Stock    Paid-in Treasury  Retained Translation  Division
                                               Shares    Amount    Warrants   Capital   Stock   Earnings Adjustment   Equity
                                               ------    ------    --------   -------   -----   -------- ----------   ------
PREDECESSOR DIVISION

Balances at December 31, 1992................                                                                       $  (973)
Net loss for the period from
  January 1, 1993 to April 27, 1993..........                                                                          (250)
                                                                                                                    -------

Balances at April 27, 1993...................                                                                       $(1,223)
                                                                                                                    =======

SUCCESSOR DIVISION AND
THE COMPANY

Issuance of common stock.....................  2,400,000    $24       $        $        $        $         $        $

Settlement of obligation to issue
  stock (Note 5).............................                                                                         1,250
Net loss for the period from April 28,
  1993 to March 31, 1994.....................                                                                          (384)
                                               ---------   ----       ---      -------  -------- ------   -----      ------
Balances at March 31, 1994...................  2,400,000     24                                                         866

Net income for the period from
  April 1, 1994 to May 13, 1994..............                                                                            68
Transfer of assets (Note 3)..................                                      934                                 (934)
Capital contribution from Valentec
  (Note 3)...................................   (100,000)    (1)
Issuance of common stock (Note 3)............  1,760,000     18                 12,661
Issuance of warrants for 128,000
  shares of common stock (Note 3)............                          1
Net income for the period from
  May 14, 1994 to March 31, 1995.............                                                     2,065
Foreign currency translation adjustment......                                                               269
                                               ---------   ----       ---      -------  -------- ------   -----      ------
Balances at March 31, 1995...................  4,060,000     41        1        13,595            2,065     269      $    0
                                                                                                                     ======

Issurance of common stock....................  1,078,500     10                 16,557
Purchase of treasury stock...................    (90,000)                                (1,379)
Re-purchase of warrants for 23,600
  shares of common stock.....................                                      (94)
Net income for the year ended
  March 31, 1996.............................                                                     4,914
Foreign currency translation adjustment......                                                              (635)
                                               ---------   ----       ---      -------  -------- ------   -----
Balances at March 31, 1996...................  5,048,500    $51       $1       $30,058  $(1,379) $6,979   $(366)
                                              ==========   ====       ===      =======  ======== ======   =====


                See notes to consolidated financial statements.

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                                                            Period from       Period from
                                                              Year             Year       April 28, 1993    January 1, 1993
                                                              ended            ended          through          through
                                                          March 31, 1996    March 31, 1995  March 31, 1994    April 27, 1993
                                                         --------------    -------------    --------------    --------------
                                                          (The Company)    (The Company)    (Successor        (Predecessor
                                                                                              Division)         Division)
Cash flow from operating activities:
  Net income (loss) ..................................       $  4,914         $  2,133         $   (384)        $   (250)

  Adjustments to reconcile net income:
       (loss) to net cash provided by (used
       for) operating activities:
         Depreciation ................................          1,104              743              314              146
         Non-recurring consulting charge .............                                            1,250
         Changes in assets and liabilities:
           Accounts receivable .......................         (9,662)          (4,607)          (1,108)             161
           Inventories ...............................            532           (3,024)            (816)            (235)
           Prepaid and other current assets ..........           (268)             (60)            (554)              (2)
           Accounts payable ..........................            749            4,938            1,112              224
           Accrued liabilities .......................           (429)             476              264              227
           Other assets and liabilities ..............           (440)          (1,500)              30              (78)
                                                             --------         --------         --------         --------
       Net cash provided by (used
       for) operating activities .....................         (3,500)            (901)             108              193
                                                             --------         --------         --------         --------
Cash flow used for investing activities:
  Additions to property, plant and
       equipment .....................................         (4,588)          (2,473)          (3,710)            (198)
                                                             --------         --------         --------         --------
Cash flow provided by financing activities:
  Net proceeds from sale of common stock .............         16,568           14,564
  Purchase of treasury stock .........................         (1,379)
  Repurchase of common stock warrants ................            (94)
  Payment to parent company in consideration
       for transfer of assets ........................                          (1,885)
  Net borrowing (repayments) under
       long-term obligations .........................          1,460           (3,269)           4,196              (64)
  Changes in intercompany accounts ...................                          (2,326)            (591)              84
                                                             --------         --------         --------         --------
       Net cash provided by financing activities .....         16,555            7,084            3,605               20
                                                             --------         --------         --------         --------
Effect of exchange rate changes on cash ..............           (280)              96
                                                             --------         --------         --------         --------
Change in cash and cash equivalents ..................          8,187            3,806                3               15
Cash and cash equivalents, beginning of period .......          3,846               40               28               13
                                                             --------         --------         --------         --------
Cash and cash equivalents, end of period .............       $ 12,033         $  3,846         $     31         $     28
                                                             ========         ========         ========         ========

Supplemental disclosure of cash flow information:
  Cash paid during the period
  for:
  Interest ...........................................       $    381         $    134         $     17
  Income taxes .......................................          2,344              993


                See notes to consolidated financial statements.

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of the businesses of Safety Components International, Inc. (the Company) and its subsidiaries. The Company was formed for the purpose of acquiring the assets and assuming the liabilities of certain divisions of Valentec International Corporation (Valentec), including the Galion Division, the U.S. Automotive Division (including Valentec's Mexican subsidiary, Valentec de Mexico S.A. de C.V.) and the U.K. Automotive Division of Valentec's U.K. subsidiary, Valentec International Limited (VIL) in conjunction with its initial public offering (the Initial Public Offering) (see Note 3) completed on May 13, 1994.

      On April 27, 1993, RAZ Acquisition Corporation acquired all of the outstanding common stock of Valentec (the Acquisition) from Insilco Corporation (Insilco). Subsequent to the Acquisition, Valentec was merged into RAZ Acquisition Corporation which subsequently changed its name to Valentec International Corporation. The Acquisition was accounted for as a purchase. The financial statements of the Division prior to the Acquisition as presented for the period January 1, 1993 to April 27, 1993 are identified as "Predecessor Division" and subsequent to the Valentec Acquisition, but prior to the Initial Public Offering of the Company as "Successor Division."

      The accompanying consolidated financial statements for the periods subsequent to the Initial Public Offering include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements for the periods prior to the Initial Public Offering include the accounts of Safety Components International (the Division), which was created by combining the U.S. Automotive and Galion Divisions of Valentec and the U.K. Automotive Division of VIL.

      The Company's Automotive Division manufactures automotive airbags for specific models of several domestic and foreign automobile manufacturers under contracts with major airbag systems producers. To date, TRW Vehicle Safety Systems, Inc. (TRW) and its affiliates have been the Company's major automotive airbag customer.

      The Defense Division consists of two main operating units: Galion and Systems. Galion manufactures projectiles and other metal components for small to medium caliber training and tactical ammunition for the U.S. Armed Forces. Galion also manufactures metal components for use in the automotive and consumer products industries. Systems was established in June 1994 to serve as the prime contractor under a $60 million systems contract for mortar cartridges (the Systems Contract) for the U.S. Army, coordinating the manufacture and assembly of components supplied by various subcontractors.


 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Revenue recognition

      Revenues are generally recognized as units are shipped to customers.

      The Company accounts for certain long-term contracts under the percentage of completion method, whereby progress toward contract completion is measured on a cost incurred basis (including direct labor, materials and allocable indirect manufacturing overhead and general and administrative costs). Losses on long-term contracts are recognized in the period when such losses are identified. On certain contracts with the U.S. Government, contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement.

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Revenues from major customers

      Revenues from major customers were as follows (in thousands):

                                                   Period from    Period from
                           Year           Year    April 28, 1993 January 1, 1993
                          ended          ended       through         through
                     March 31, 1996 March 31, 1995 March 31, 1994 April 27, 1993
                     -------------- -------------- -------------- --------------
                      (The Company) (The Company)  (Successor     (Predecesor
                                                    Division)      Division)

TRW ...................... $46,038      $43,004     $14,970          $ 1,527
Direct sales to the U.S.
  Government .............  37,145        2,553       1,699              842
Indirect sales to the U.S.
  Government .............   5,954        5,213       5,387            2,104

   Concentration of credit risk

      The Company is potentially subject to a concentration of credit risk consisting of its trade receivables, a significant portion of which are due from TRW, the U.S. Government and certain prime defense contractors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential losses for uncollectible accounts and such losses have historically been within management's expectations.

   Environmental expenditures

      Environmental expenditures that pertain to current operations and relate to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that will not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

   Inventories

      Inventories represent direct labor, materials and overhead costs incurred for products not yet delivered and are stated at the lower of cost (first-in, first-out) or market. Estimated losses resulting from changes in contract cost estimates are recognized in the period such losses are identified by management.

   Property, plant and equipment

      Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 25 years.

      Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized.

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 121 requires the Company to review long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. FAS 121 also requires that long-lived assets and certain intangible assets to be disposed of be recorded at the lower of carrying value or fair value less disposal costs. Management has deferred adoption of FAS 121, which is effective for the Company beginning in the fiscal year ending March 31, 1997. Due to the complexities of the calculations that are required to implement FAS 121, the effect on the Company's consolidated financial statements of adopting this statement is not yet known nor reasonably estimable.

   Product launch costs

      The Company capitalizes certain product launch costs, to the extent such costs are recoverable over estimated contractual production cycles. Such costs are amortized on a straight-line basis over the lesser of the related estimated contractual production cycle or five years. Deferred product launch costs totaled $1,977,000 and $1,819,000 for the years ended March 31, 1996 and March 31, 1995, respectively, and are included in other assets; such costs were insignificant at March 31, 1994.

   Foreign currency translation

      The Company follows the principle of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," (FAS 52) in accounting for foreign operations. The financial statements of the Company's subsidiary in the U.K., whose functional currency is the British pound, have been translated into U.S. dollars. The financial statements of the Company's subsidiary in Mexico, whose functional currency is the U.S. dollar, are remeasured into U.S. dollars.

   Income taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). Under the liabilities method specified by FAS 109, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Additionally, a valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized. The deferred tax provision is the result of changes in the deferred tax assets and liabilities.

      For periods prior to the Initial Public Offering, the Company's taxable income (loss) is included in the consolidated and combined tax returns of Valentec (subsequent to the Acquisition) or Valentec's former parent, Insilco (prior to the Acquisition). Historically, Valentec allocated a portion of the consolidated income tax provision to the Company in an amount generally equivalent to the provision which would result if the Company filed a separate income tax return, without regard to net operating loss carryover limitations.

   Cash equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Earnings per share

      Earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding includes the weighted average of the number of shares assumed issued prior to the Initial Public Offering necessary to retire all outstanding intercompany and other indebtedness. Earnings per share amounts are not presented for the period from April 28, 1993 through March 31, 1994 or the period from January 1, 1993 through April 27, 1993 as they are not meaningful.

   Fiscal year

      Concurrent with the Acquisition, Valentec and the Company adopted a fiscal year which ends March 31.

   Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the March 31, 1996 presentation.

   Estimates

      The financial statements have been prepared in conformity with Generally Accepted Accounting Principles, which require management to make estimates and assumptions that effect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 3.PUBLIC OFFERINGS

   Initial Public Offering

      On May 13, 1994, the Company completed its Initial Public Offering by selling 1,600,000 shares of previously unissued common stock at $10.00 per share (the Initial Public Offering Price). In conjunction with the Initial Public Offering, the underwriter was granted warrants to purchase 128,000 shares of the Company's common stock at 130% of the Initial Public Offering Price ($13.00) exercisable over a four-year period commencing one year after the effective date of the registration statement (May 6, 1994). The net proceeds to the Company from the Initial Public Offering of approximately $14,600,000 (including the proceeds received pursuant to the exercise of the over allotment option described below) were used to retire the Company's portion of Valentec's short and long-term debt, pay off its intercompany debt balances with Valentec (such debt balances were assumed in connection with the transfer of assets described in Note 1) and pay cash consideration to Valentec for the transfer of assets. The remaining proceeds have been used to fund the additional growth of the business. In conjunction with the Initial Public Offering, the underwriter was granted a 30 day option to purchase up to an aggregate of 240,000 additional shares (of which 80,000 were to be sold by Valentec) at the Initial Public Offering Price, less underwriting discounts and accountable expenses. The entire option was exercised within the 30 day period.

   Additional Offering

      On June 21, 1995, the Company completed an additional offering (the Offering) of 1,500,000 shares of common stock at $17.00 per share (the
Offering Price), of which the Company sold 1,000,000 shares of previously unissued common stock and Valentec and other selling shareholders sold 500,000 shares. The net proceeds to the Company from the Offering of approximately $16,500,000 (including the proceeds received pursuant to the exercise of the over allotment option described below) has been, and will continue to be, used to fund the future growth of the business. In conjunction with the Offering, the underwriter was granted a 30 day option to purchase up to an aggregate of 225,000 additional shares (of which 75,000 shares and 150,000 shares were to be sold by the Company and Valentec and other selling shareholders respectively) at the Offering Price, less underwriting discounts. The entire option was exercised within the 30 day period.

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 4.COMPOSITION OF CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS (IN THOUSANDS)


                                                         March 31,     March 31,
                                                           1996          1995
                                                           ----          ----
Accounts receivable:
Billed receivables .................................     $  4,779      $  4,947
  Unbilled receivables (net of unliquidated
  progress payments of $30,945 and $1,351
  in 1996 and 1995, respectively) ..................        8,588         1,007
  Other ............................................        3,247         1,155
                                                         --------      --------
                                                         $ 16,614      $  7,109
                                                         ========      ========

Inventories:
  Raw materials ....................................     $  2,297      $  2,878
  Work-in-process ..................................        1,958         2,126
  Finished goods ...................................        1,060           944
                                                         --------      --------
                                                         $  5,315      $  5,948
                                                         ========      ========

Property, plant and equipment:
  Land and building ................................     $  1,241      $  1,150
  Machinery and equipment ..........................       10,001         8,135
  Furniture and fixtures ...........................          749           425
  Construction in process ..........................        2,373           256
                                                         --------      --------
                                                           14,364         9,966
  Accumulated depreciation and amortization ........       (2,172)       (1,058)
                                                         --------      --------
                                                         $ 12,192      $  8,908
                                                         ========      ========
Accrued liabilities:
  Accrued salaries and related benefits ............     $    471      $    641
  Accrued property and sales taxes .................          486           520
  Other ............................................          100           371
                                                         --------      --------
                                                         $  1,057      $  1,532
                                                         ========      ========
Other long-term liabilities:
  Long-term environmental reserve ..................     $    250      $    350
  Deferred income taxes ............................        1,310           579
  Other ............................................           20            13
                                                         --------      --------
                                                         $  1,580      $    942
                                                         ========      ========


 5.RELATED PARTY TRANSACTIONS

     For periods prior to the Initial Public Offering, the Company was allocated a portion of Valentec's corporate general and administrative expenses (excluding interest) based on a formula of revenue, fixed assets and payroll costs. In the opinion of management, the allocation method used was reasonable. There were no corporate charges for the year ended March 31, 1996. Corporate charges totaled $60,000, $488,000 and $170,000 for the year ended March 31, 1995, the period from April 28, 1993 through March 31, 1994 and the period from January 1, 1993 through April 27, 1993, respectively.

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company purchases certain components used in its products from affiliates. Purchases from affiliates totaled $774,000, $1,330,000, $1,419,000 and $245,000 for the years ended March 31, 1996, March 31, 1995, the period from April 28, 1993 through March 31, 1994, and for the period from January 1, 1993 through April 27, 1993, respectively.

     The Company sells certain components to affiliates for use in their products. Sales to affiliates totaled $4,257,000 and $1,001,000 for the years ended March 31, 1996 and March 31, 1995, respectively. There were no sales to affiliates for periods prior to the year ended March 31, 1995.

     The Company occasionally rents certain equipment to affiliates at rates equivalent to its depreciation expense. Rental income totaled $89,000 for the period from April 28, 1993 through March 31, 1994. There was no rental income for the years ended March 31, 1996 and March 31, 1995 or for the period from January 1, 1993 through April 27, 1993.

     The Company subleases space from VIL for its European automotive operations. Sublease payments for the years ended March 31, 1996 and March 31, 1995 were $121,000 and $112,000, respectively. In addition, the Company is allocated its pro-rata portion of certain manufacturing overhead expenses based on square footage. The Company also pays a pro-rata portion of shared general and administrative expenses, such costs totaled $254,000 and $248,000 for the years ended March 31, 1996 and March 31, 1995, respectively.


     In September 1993, in order to recognize the Company's key sales and marketing representatives' contribution to the growth of the Company's Automotive Division and to incentivize them to continue serving in that capacity, Valentec agreed to issue common stock in the Company at an aggregate price lower than the fair value of the shares at the time (as determined by an independent appraiser) by $1,250,000. The aggregate number of shares of stock issued was 268,800, representing a fair market value of $4.65 per share, as determined by the independent appraiser. Accordingly, this amount was recorded as an expense in the period from April 28, 1993 through March 31, 1994. The shares of common stock were issued during the period from April 28, 1993 through March 31, 1994.


 6.LONG-TERM DEBT

     Long-term debt outstanding as of March 31, 1996 and March 31, 1995 is as follows (in thousands):


                                                         March 31,    March 31,
                                                           1996         1995
                                                           ----         ----
Capital equipment notes payable, due
  in monthly installments with interest at
  9.16% to 11.32% maturing at various dates
  through May 2001, secured by machinery
  and equipment ....................................      $ 3,020       $ 1,601

Note payable, principal due in annual
  installments of $185,500 beginning
  January 12, 1999 to January 12, 2002,
  with interest at 7.22% in semiannual
  installments beginning June 12, 1994,
  secured by the general assets of the
  Company's U.K subsidiary .........................          764           811
                                                          -------       -------
Total debt .........................................        3,784         2,412
  Less current portion .............................         (697)         (369)
                                                          -------       -------
Long-term debt, less current portion ...............      $ 3,087       $ 2,043
                                                          =======       =======

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Aggregate maturities of long-term debt are as follows (in thousands):


 1997.............................    $  697
 1998.............................       785
 1999.............................       954
 2000.............................       625
 2001.............................       723
                                      ------
                                      $3,784
                                      ======
      The Company entered into a new credit agreement with its bank on March 15, 1996. Substantially all of the assets of the Company are pledged as collateral under this revolving credit agreement which has a $10 million maximum limit, repayable at the discretion of the Company, expiring March 15, 1999. Interest is payable monthly at the US prime rate (8.25% at March 31, 1996). There were no amounts outstanding under this facility at March 31, 1996. The provisions of the credit agreement require the Company to maintain certain financial covenants, including limitations or restrictions on among other things new indebtedness and liens, disposition of assets and payment of dividends or other distributions.

      Prior to the completion of the Initial Public Offering, the Company was allocated a portion of Valentec's available credit facilities based on a formula of collateralized assets. Valentec's credit facilities consisted of a $7.0 million revolving credit agreement and a $3.5 million term note.


 7.INCOME TAXES

      Income (loss) before income taxes comprises the following (in thousands):


                                                  Period from      Period from
                        Year           Year      April 28, 1993  January 1, 1993
                       Ended          Ended         through         through
                  March 31, 1996  March 31, 1995 March 31, 1994  April 27, 1993
                  --------------  -------------- --------------  --------------
                   (The Company)  (The Company)    (Successor     (Predecessor
                                                    Division)       Division)

 Domestic.........  $6,291           $2,379           $(486)          $(417)
 Foreign..........   1,739            1,037            (105)
                    -----            ------            -----           -----
                    $8,030           $3,416           $(591)          $(417)
                    ======           ======            =====           =====

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The income tax provision (benefit) comprises the following (in thousands):




                                                  Period from      Period from
                        Year           Year      April 28, 1993  January 1, 1993
                       Ended          Ended         through         through
                  March 31, 1996  March 31, 1995  March 31, 1994  April 27, 1993
                  --------------  --------------  --------------  --------------
                   (The Company)  (The Company)    (Successor     (Predecessor
                                                    Division)       Division)
 Taxes currently
   payable (receivable):
   Federal.............   $1,934      $  602        $ (36)         $(142)
   State...............      327         114           (6)           (25)
   Foreign.............      124         372         (165)
                          ------       ------        -----          -----
                           2,385       1,088         (207)          (167)
                          ------       ------        -----          -----


 Deferred taxes:
   Federal.............      311         148
   State...............       47          47
   Foreign.............      373
                          ------       ------        -----          -----
                             731         195
                          ------       ------        -----          -----
                          $3,116      $1,283        $(207)         $(167)
                          ======      ======        =====           =====


      The income tax provision (benefit) differs from the amount computed by applying the federal income tax rate to income (loss) before income taxes as follows:


                                                  Period from      Period from
                        Year           Year      April 28, 1993  January 1, 1993
                       Ended          Ended         through         through
                  March 31, 1996 March 31, 1995  March 31, 1994  April 27, 1993
                  --------------  -------------  --------------  --------------
                   (The Company)  (The Company)    (Successor     (Predecessor
                                                    Division)       Division)
Expected taxes at
  federal statutory rate..    34%         34%          (34)%        (34)%
State income taxes, net
  of federal benefits.....     5           5            (1)          (6)
Foreign earnings taxed
  at different rates......                 1
Change in deferred tax
  asset valuation
  allowance...............                (4)
Other, net................                 2
                              --          --           ---          ---
                              39%         38%          (35)%        (40)%
                              ==          ==           ===          ===

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The primary components of deferred taxes are as follows (in thousands):


                                    March 31,     March 31,
                                      1996           1995
                                      ----           ----
                                  (The Company)  (The Company)

 Deferred tax assets (liabilities):
    Net operating loss.......        $   0          $ 307
    Accrued liabilities......           37             59
    Inventory................          203             73
    Property, plant and equipment     (862)          (377)
    Deferred product launch costs     (688)          (641)
                                     -----          -----
 Net deferred tax balance....      $(1,310)         $(579)
                                   =======          =====

      No taxes have been provided relating to the possible distribution of approximately $1,580,000 of undistributed earnings considered to be permanently reinvested, primarily in the United Kingdom. The amount of such additional taxes that would be payable if such earnings were distributed is estimated to be approximately $257,000.


 8.COMMITMENTS AND CONTINGENCIES

   Operating leases

      The Company has several noncancelable operating leases for office space that expire at various dates through 1998. Certain of the lease payments are subject to adjustment for inflation. The Company incurred rent expense of $612,000, $272,000, $208,000 and $29,000 for the years ended March 31, 1996 and March 31, 1995, the period from April 28, 1993 through March 31, 1994 and for the period January 1, 1993 through April 27, 1993, respectively.

      Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 31, 1996 are as follows (in thousands):


 1997...........................  $  648
 1998...........................     652
 1999...........................      99
 2000...........................      70
 2001...........................      35
                                  ------
                                  $1,504
                                  ======
   Environmental issues

      This Company has identified two areas of underground contamination at its facility in Galion, Ohio. One area involves a localized plating solution spill which is currently being handled by the existing waste water treatment system. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. The Company has accrued $250,000 for the estimated cost of additional testing and remediation.
The Company's environmental consultants estimate that the Company's voluntary plan of remediation will take three to five years to complete. In the opinion of management, the final outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Legal proceedings

      From time to time, the Company is the subject of legal proceedings for various matters. There are no material claims currently pending.


 9.BUSINESS SEGMENT INFORMATION

      The Company's operations have been classified into two business segments: automotive and defense. See Note 1 for description of business segments.

      Summarized financial information by business segment is as follows (in thousands):


                                                  Period from      Period from
                        Year           Year     April 28, 1993  January 1, 1993
                        Ended          Ended         through         through
                  March 31, 1996 March 31, 1995  March 31, 1994  April 27, 1993
                  -------------- --------------  --------------  --------------
                    (The Company)  (The Company)    (Successor     (Predecessor
                                                    Division)       Division)

Net sales:
  Automotive...........  $49,091      $43,073      $14,970         $1,527
  Defense..............   45,851        8,706        7,474          3,053
                         ------       ------       ------          ------
                         $94,942      $51,779      $22,444         $4,580
                         =======      =======      =======         ======
Operating income (loss):
  Automotive...........   $3,658       $2,397      $(2,288)        $ (888)
  Defense..............    3,946          779        1,849            494
                          ------       ------       ------         ------
                          $7,604       $3,176       $ (439)        $ (394)
                          ======       ======       ======         ======
Total assets at period end:
  Automotive...........  $21,518      $20,072       $8,945
  Defense..............   16,924        5,899        3,892
  Corporate............   11,389        1,983
                          ------       ------       ------
                         $49,831      $27,954      $12,837
                         =======      =======      =======
Depreciation and amortizion:
  Automotive...........   $  796       $  489       $  110         $   32
  Defense..............      308          254          204            114
                          ------       ------       ------         ------
                          $1,104       $  743       $  314         $  146
                          ======       ======       ======         ======
Capital expenditures:
  Automotive...........   $3,863       $1,979       $3,628         $  198
  Defense..............      725          494           82
                          ------       ------       ------         ------
                          $4,588       $2,473       $3,710         $  198
                          ======       ======       ======         ======

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Summarized financial information by geographic area is as follows (in thousands):

                                                  Period from      Period from
                        Year           Year      April 28, 1993  January 1, 1993
                       Ended          Ended         through         through
                  March 31, 1996  March 31, 1995  March 31, 1994  April 27, 1993
                  --------------  -------------   --------------  --------------
                   (The Company)  (The Company)     (Successor     (Predecessor
                                                     Division)       Division)

Net sales:
  North America ..   $ 77,333     $ 34,274       $ 22,139         $  4,580
  Europe .........     17,609       17,505            305
                     --------     --------       --------          --------
                     $ 94,942     $ 51,779       $ 22,444         $  4,580
                     ========     ========       ========         ========
Operating income (loss):
  North America .....$  6,555     $  3,143       $     22         $  (394)
  Europe ............   1,049           33           (461)
                     --------     --------       --------         --------
                     $  7,604     $  3,176           (439)        $  (394)
                     ========     ========       ========         ========
Total assets at period end:
  North America .....$ 37,974     $ 15,894       $ 10,327
  Europe ............  11,857       12,060          2,510
                     --------     --------       --------
                     $ 49,831     $ 27,954       $ 12,837
                     ========     ========       ========


 10.    PROFIT SHARING AND OTHER BENEFIT PLANS

      SCI participates in Valentec's defined contribution plan qualified under
Section 401(k) of the Internal Revenue Code for eligible employees. The plan provides for discretionary employer contributions. The Company made no employer contributions during any of the periods presented in the consolidated financial statements.


 11.STOCK OPTIONS

      In conjunction with the Initial Public Offering, SCI established a stock option plan (The Plan). The Plan provides for the issuance of options to purchase up to 400,000 shares of SCI's common stock to key officers, employees of SCI or its affiliates, directors and consultants. Each award is determined by the Compensation Committee of the Board of Directors on an individual basis, except for awards to non-officer directors, which are determined pursuant to a formula.

                   SAFETY COMPONENTS INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      There was no option activity prior to consummation of the Initial Public Offering. Option activity for the years ended March 31, 1996 and March 31, 1995 are as follows:


                                  Number of Shares   Exercise Price
                                  ----------------   --------------
Options granted in connection
with the Offering ..................    231,000      $10.00 - 11.00
Other options granted ..............      8,000               19.50
Options cancelled ..................    (33,000)              10.00
                                        -------
Balance, March 31, 1995 ............    206,000      $10.00 - 19.50
Other options granted ..............     84,500      $14.38 - 21.73
Options cancelled ..................     (6,375)
                                        -------
Balance, March 31, 1996 ............    284,125      $10.00 - 21.73
                                        =======

     At March 31, 1996, 50,750 options were exercisable. No options were exercisable at March 31, 1995. Options for the purchase of 115,875 shares and 194,000 shares were available for grant at March 31, 1996 and March 31, 1995, respectively.


 12.    SUBSEQUENT EVENT

      On June 7, 1996 the Company entered into a definitive Sale and Transfer Agreement for the purchase of Phoenix Airbag GmbH, an airbag manufacturer located in Germany. The agreement calls for a base purchase price of approximately $22 million, subject to a net worth adjustment, plus a contingent purchase price of up to an additional $7.5 million if Phoenix Airbag GmbH attains certain revenue performance objectives over the calendar years 1996 through 1998. Under the terms of the purchase agreement the Company would, under certain circumstances, be required to provide a bank guaranty in August 1997 with respect to the contingent purchase price of up to approximately $4 million. The Company has provided the seller a non-refundable deposit of $1.65 million. Under the terms of the purchase agreement, if the acquisition is not consummated by August 15, 1996, the seller would not be required to consummate the transaction and the Company would forfeit its deposit. In conjunction with the acquisition, the Company has received a proposal letter from a U.S. bank to provide financing for the acquisition in the form of a $20 million term loan, amortizing over a period of four years. In connection with such term loan, the Company would obtain a new $6 million revolving credit facility, replacing its existing Credit Facility, and a non-revolving stand-by letter of credit facility to secure payment, if necessary, of the contingent purchase price. The proposal calls for interest at the prime rate and would be secured by substantially all the assets of the Company.