Form 10-Q
period 1996-06-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 1996-08-14
CIK 918964

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________


                          Commission File No. 0-23938

                     SAFETY COMPONENTS INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        33-0596831
    (State or other jurisdiction of                       (I.R.S. Employer)
     incorporation or organization)                      Identification No.)

          3190 Pullman Street                                   92626
        Costa Mesa, California                               (Zip Code)
        (Address of principal)
          executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 662-7756

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at August 13, 1996
- --------------------------------------            ------------------------------
Common Stock, par value $.01 per share                   5,025,008 shares

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q


                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:
- ------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets -- June 30, 1996 (Unaudited)
            and March 31, 1996............................................   3

         Consolidated Statements of Operations -- Three months
            ended June 30, 1996 (Unaudited) compared to the three
            months ended June 30, 1995 (Unaudited)........................   4

         Consolidated Statements of Cash Flows -- Three Months
            ended June 30, 1996 (Unaudited) compared to the three months
            ended June 30, 1995 (Unaudited)...............................   5

         Condensed Notes to Consolidated Financial Statements.............   6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   8

PART II. OTHER INFORMATION:
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................  11

SIGNATURE.................................................................  11

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS


                                        June 30,            March 31,
                                          1996                1996
                                        --------            --------
                                       (Unaudited)

Current assets:
  Cash and cash equivalents..........   $  5,461            $ 12,033
  Accounts receivable (Note 3).......     15,965              16,614
  Inventories (Note 3)...............      5,091               5,315
  Prepaid and other..................      2,137                 925
                                        --------            --------
       Total current assets..........     28,654              34,887

Property, plant and equipment........     13,958              12,192
Other assets.........................      4,525               2,752
                                        --------            --------
       Total assets..................   $ 47,137            $ 49,831
                                        ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................   $  4,969            $  8,066
  Accrued liabilities................        655               1,057
  Current portion of long-term
    obligations......................        734                 697
                                        --------            --------
       Total current liabilities.....      6,358               9,820

Long-term obligations................      3,264               3,087
Other long-term liabilities..........      1,579               1,580
                                        --------            --------
       Total liabilities.............     11,201              14,487

Stockholders' equity:
  Common stock, $.01 par value per
    share, authorized 10,000,000
    shares, issued and outstanding
    5,025,008 shares at June 30, 1996
    and 5,048,500 shares at March 31,
    1996.............................         51                  51
  Common stock warrants..............          1                   1
  Additional paid-in capital.........     30,058              30,058
  Treasury stock, 113,492 shares at
    June 30, 1996 and 90,000 shares
    at March 31, 1996, at cost.......     (1,647)             (1,379)
  Retained earnings..................      7,832               6,979
  Cumulative translation adjustment..       (359)               (366)
                                        --------            --------
    Total stockholders' equity.......     35,936              35,344
                                        --------            --------
    Total liabilities and
    stockholders' equity.............   $ 47,137            $ 49,831
                                        ========            ========

           See condensed notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                   Three Months           Three Months
                                       ended                  ended
                                   June 30, 1996          June 30, 1995
                                   -------------          -------------
Net sales......................      $  16,172             $  23,683
Cost of sales..................         13,580                20,650
                                     ---------             ---------
  Gross profit.................          2,592                 3,033
Selling and marketing expense..            302                   233
General and administrative
  expense......................            844                 1,238
                                     ---------             ---------
  Operating income.............          1,446                 1,562
Other expense (income).........             64                  (132)
Interest expense, net of
  interest income..............             10                    63
                                     ---------             ---------
Income before income taxes.....          1,372                 1,631
Provision for income taxes.....            519                   584
                                     ---------             ---------
  Net income...................      $     853             $   1,047
                                     =========             =========
Earnings per common and common
  equivalent share (Note 1)....      $     .17             $     .24
                                     =========             =========
Weighted average common and
  common equivalent shares
  (Note 1).....................      5,069,434             4,299,549
                                     =========             =========


           See condensed notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                   Three months              Three months
                                                       ended                     ended
                                                   June 30, 1996             June 30, 1995
                                                   -------------             -------------
Cash flow from operating activities:
  Net income.............................             $    853                    $  1,047
  Adjustments to reconcile net income to
    net cash provided by (used for)
    operating activities:
      Depreciation.......................                  337                         221
      Changes in assets and liabilities:
        Accounts receivable..............                  527                      (3,137)
        Inventories......................                  257                         423
        Prepaids and other...............               (1,199)                     (1,158)
        Accounts payable.................               (3,105)                      3,079
        Accrued liabilities..............                 (405)                        233
        Other assets and liabilities.....               (1,789)                        100
                                                      --------                     -------
            Net cash provided by (used for)
              operating activities.......               (4,524)                        808
                                                      --------                     -------

Cash flow from investing activities:
  Additions to property, plant and
  equipment..............................               (2,047)                       (459)
                                                      --------                     -------
Cash flow from financing activities:
  Net proceeds from sale of common stock.                                           16,568
  Purchase of treasury stock..............                (268)
  Repurchase of stock warrants............                                             (94)
  Net borrowings under revolver...........                 360
  Net borrowings (payments) under
    long-term obligations.................                (172)                        639
                                                      --------                     -------
            Net cash provided by (used for)
              financing activities........                 (80)                     17,113
                                                      --------                     -------
Effect of exchange rate changes on cash...                  79                         (26)
                                                      --------                     -------

Change in cash and cash equivalents.......              (6,572)                     17,436
Cash and cash equivalents, beginning of
  period..................................              12,033                       3,846
                                                      --------                      ------
Cash and cash equivalents, end of period..            $  5,461                    $ 21,282
                                                      ========                    ========


           See condensed notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1996 annual report on Form 10-K of Safety Components International, Inc. (the Company) for the year ended March 31, 1996. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

    The consolidated financial information as of and for the three months ended June 30, 1996 and for the three months ended June 30, 1995 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of the Company, are necessary to present fairly the consolidated financial position of the Company as of June 30, 1996 and the results of its operations and of its cash flows for the three months ended June 30,1996 and June 30, 1995, respectively.

2.  PUBLIC OFFERINGS

    On June 21, 1995, the Company completed an equity offering (the Offering) of 1,500,000 shares of common stock at $17.00 per share (the Offering Price), of which the Company sold 1,000,000 shares of previously unissued common stock and Valentec and other selling shareholders sold 500,000 shares. The net proceeds to the Company from the Offering of approximately $16,500,000 (including the proceeds received pursuant to the exercise of the over allotment option described below) has been, and will continue to be used to fund the future growth of the business. In conjunction with the Offering, the underwriter was granted a 30 day option to purchase up to an aggregate of 225,000 additional shares (of which 75,000 shares were to be sold by the Company and 150,000 shares were sold by Valentec International Corporation and other selling shareholders) at the Offering Price, less underwriting discounts. The entire option was exercised within the 30 day period.

3.  ACCOUNTS RECEIVABLE AND INVENTORIES (IN THOUSANDS)

                                      June 30, 1996         March 31, 1996
                                      -------------         --------------

Accounts receivable:
  Billed receivables................     $  3,677               $  4,779
  Unbilled receivables (net of
    unliquidated progress
    payments of $33,422 and $30,945
    at June 30, 1996 and March 31,
    1996, respectively).............        8,798                  8,588
  Other.............................        3,490                  3,247
                                         --------               --------
                                         $ 15,965               $ 16,614
                                         ========               ========
Inventories:
  Raw materials.....................     $  2,493               $  2,297
  Work-in-process...................        1,829                  1,958
  Finished goods....................          769                  1,060
                                         --------               --------
                                         $  5,091               $  5,315
                                         ========               ========


                     SAFETY COMPONENTS INTERNATIONAL, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.  SUBSEQUENT EVENTS

     On August 6, 1996 the Company completed the acquisition of Phoenix Airbag GmbH, a major European manufacturer of airbags located in Hildesheim Germany. Pursuant to the Stock Purchase Agreement, the Company initially acquired eighty percent (80%) of Phoenix AG's interest in Phoenix Airbag GmbH for a purchase price of approximately $22 million, subject to a net worth adjustment. The Company will acquire the remaining twenty percent (20%) interest effective December 31, 1998, but would will be entitled to all of the income of Phoenix Airbag GmbH from the date of the acquisition. The additional purchase price of up to approximately $7.5 million for the remaining twenty percent (20%) interest is contingent on Phoenix Airbag GmbH meeting certain annual performance targets for the calendar years 1996 through 1998. If the annual performance targets are met, the contingent purchase price will be paid in three annual installments commencing April 30, 1997. If the annual performance targets are not met, the Company will acquire the remaining twenty percent (20%) without additional consideration. Additionally, the Company will, under certain circumstance, be required to provide a bank guaranty, in August 1997, to secure the payment of up to approximately $4.5 million of the contingent purchase price. On August 1, 1996, in conjunction with the acquisition, the Company entered into a new credit agreement with Bank of America National Trust and Saving Association to provide financing for the acquisition in the form of a $20 million acquisition term loan, amortizing over a period of four years. In connection with such term loan, the Company obtained a new $5.5 million revolving credit facility, replacing its existing credit facility, and a non-revolving stand-by letter of credit facility to secure payment, if necessary, of the contingent purchase price. The credit agreement calls for interest at the US prime rate or a LIBOR indexed rate at the Company's option, and is secured by substantially all of the assets of the Company.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Due to the Company's historical and anticipated growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The following discussion should be read in conjunction with the financial statements and the condensed notes thereto, appearing elsewhere in this Report.

Automotive Division. The Automotive Division commenced operations as part of Valentec International Corporation ("Valentec") in May 1992. Product qualification procedures commenced and production began in July 1992 with the first significant sales beginning in October 1992. In March 1993, the Company signed a five-year requirements contract with TRW Vehicle Safety Systems, Inc. ("TRW"), contemplating increasing deliveries of airbags over the term of the contract. In order to obtain the five-year contract,the Company had to position itself to meet TRW's delivery schedules. As a result,the Company incurred significant start-up costs in 1992 and 1993 and continues to incur start-up costs as it expands its operations. As a result of these costs, the operation results of the Automotive Division are not necessarily indicative of future operating results. The Company signed a two-year agreement and commenced manufacturing of passenger side airbags in Europe for TRW in December 1993 and also received orders and commenced manufacturing driver side airbags in the US for TRW in April 1994. In September 1995, the Company was awarded a purchase order from Delphi Interior Lighting, a subsidiary of General Motors Corporation, pursuant to which Delphi has committed to purchase from the Company approximately 50% of Delphi's requirements for its C/K Truck models for model year 1997.

     As the Company continues to expand worldwide, it will continue to experience variability in its operating results. The Company recently acquired Phoenix Airbag GmbH ("Phoenix") and may incur additional costs associated with the integration and the administration of the acquired operations. In addition, the Company currently subcontracts certain aspects of the manufacturing process for airbags in Europe to two subcontractors in the Czech Republic. The Company expects to replace the functions of these subcontractors with its own facility currently under construction in the Czech Republic. The Automotive Division's business is also subject to the seasonal characteristics of the automotive industry in which there are plant shutdowns in the third and fourth quarters of each calendar year, typically resulting in lower shipment of airbags during these quarters. Additionally, the Company's operating results could be impacted by the timing of the introduction of new models of automobiles for which the Company manufactures airbags, changes in consumer vehicle preferences and major labor disputes in the automotive industry.

Defense Division. Historically, the demand for the Defense Division's products has been driven primarily by the US Government's purchase of small and medium caliber military ammunition. In September 1994, the Company was awarded a systems contract for $60 million by the US Army for the delivery of 120 mm mortar cartridges (the "Systems Contract"). Under the Systems Contract, the Company serves as the prime contractor coordinating the manufacture and assembly of the product components by various subcontractors. The Systems Contract is accounted for on a percentage of completion basis. Accordingly,the Company will experience variability in revenues from the Systems Contract because revenues are based upon the costs incurred in fulfilling this contract. In December 1995, the Company submitted a bid for a $20 million follow-on order to the Systems Contract, which was unsuccessful. While the Company continues to bid on other systems contract opportunities, the Company's failure to receive the award for the follow-on orders could adversely affect the level of sales in the Company's Defense division upon completion of the current Systems Contract.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

Net Sales. Net sales for the Automotive division decreased to $11,333,000 for the three months ended June 30,1996 from $13,431,000 for the same period in the prior year. Automotive sales were lower primarily due to reduced material prices, which are generally passed along to the Company's customers, including TRW, offset, to a certain extent, by higher airbag until volumes, including the Company's first volume shipments to Delphi Interior and Lighting during the quarter. Period to period, the Company's unit sales volume increased by approximately 17%, as significant increases in the Automotive Division's sales in North America were slightly offset by lower unit sales in Europe.

    Net sales for the Defense Division decreased to $4,839,000 for the three months ended June 30, 1996 from $10,252,000 for the same period in the prior year. Defense sales were down reflecting the current contract schedule for the Systems Contract, which has been delayed as a result of certain issues between one of the Company's subcontractors and the US Army. As a result of these issues, the US Army has extended the time for the delivery and the Company now anticipates that deliveries will begin towards the end of its fiscal year. The reduced sales volume under the Systems Contract was partially offset by the increased sales of metal ordnance products.

Gross Profit. Gross profit of the Automotive Division decreased to $1,770,000 for the three months ended June 30, 1996 from $1,883,000 for the same period in the prior year. The decrease in gross profit resulted primarily from lower unit sales volumes in Europe, partially offset by increased sales volumes in North America and ongoing cost reduction programs period to period. Gross profit as a percentage of sales increased to approximately 15.6% for the three months ended June 30, 1996 from approximately 14.0% for the three months ended June 30, 1995.

    Gross profit for the Defense Division decreased to $822,000 for the three months ended June 30, 1996 from $1,150,000 for the same period in the prior year. Gross profit decreased period to period reflecting the lower sales due to delays in the contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products resulting from increased sales volumes, improved overhead absorption and a change in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Automotive Division decreased to $726,000 for the three months ended June 30, 1996 from $1,091,000 for the same period in the prior year. The decrease resulted primarily from cost reduction programs and, to a lesser extent, from increased efficiencies associated with higher unit sales volumes, and lower corporate overhead expenses.

    Selling, general and administrative expenses for the Defense Division increased to $420,000 for the three months ended June 30, 1996 from $380,000 for the same period in the prior year. The increase reflected higher expenses for bid and proposal costs associated with the Company's continuing efforts to obtain additional systems contracts, offset by lower corporate overhead expenses.

Operating Income. Operating income for the Automotive Division increased to $1,044,000 for the three months ended June 30, 1996 from $792,000 for the same period in the prior year. The increase period to period resulted primarily from the continued improvement in the profitability of the manufacturing operations due to higher unit sales volume and greater efficiencies, partially offset by lower revenue levels primarily in Europe.

    Operating income for the Defense Division decreased to $402,000 for the three months ended June 30, 1996 from $770,000 for the same period in the prior year. Operating income decreased reflecting lower sales due to delays in the current contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products, resulting from increased sales volumes, improved overhead absorption and product mix.

Net Income. Net income decreased to $853,000 for the three months ended June 30, 1996 from $1,047,000 for the same period in the prior year. The income tax provision was calculated using a 39% combined federal and state income tax rate for the U.S. operations and a 33% rate for the European operations. Other expense was $64,000 for the three months ended June 30, 1996 compared to $132,000 of income for the same period in the prior year. The changes in other expense/income are primarily the result of fluctuations of the German Mark against the British Pound Sterling. The majority of the Automotive Division's transactions in Europe are conducted in German Marks.

LIQUIDITY AND CAPITAL RESOURCES

    As the Company's business has grown, overall cash requirements for equipment and working capital have historically been met through a combination of the proceeds from the Company's public offerings, cash flow from operations, equipment financing and revolving credit borrowings. The Company expects its equipment and working capital requirements to continue to increase as a result of the anticipated growth of the Automotive Division.

    On June 21, 1995, the Company completed an additional equity offering which resulted in net proceeds to the Company of approximately $16,500,000, including the underwriters' exercise of the over allotment option. The Company has and will continue to use the net proceeds from this offering to expand and enhance its existing worldwide airbag manufacturing operations, including the construction of a new facility in the Czech Republic, and the enhancement of research and development and prototype capabilities.

    On August 6, 1996, the Company completed its acquisition of Phoenix Airbag GmbH, a major European airbag manufacturer located in Hildesheim, Germany. Pursuant to the Stock Purchase Agreement, the Company initially acquired eighty percent (80%) of Phoenix AG's interest in Phoenix Airbag GmbH for a purchase price of approximately $22 million, subject to a net worth adjustment. The Company will acquire the remaining twenty percent (20%) interest effective December 31, 1998, but is entitled to all of the income of Phoenix Airbag GmbH from the date of the acquisition. The additional purchase price of up to approximately $7.5 million for the remaining twenty percent (20%) interest is contingent on Phoenix Airbag meeting certain annual performance targets for the calendar years 1996 through 1998. If the annual performance targets are met, the contingent purchase price will be paid in three annual installments commencing April 30, 1997. If the annual performance targets are not met, the Company will acquire the remaining twenty percent (20%) without any additional consideration. Additionally, the Company will, under certain circumstance, be required to provide a bank guaranty, in August 1997, to secure the payment of up to approximately $4.5 million of the contingent purchase price.

    On August 1, 1996, the Company entered into a Loan Agreement with Bank of America National Trust and Savings Association. This loan agreement replaces the $10 million credit facility the Company had with Citicorp USA, Inc., pursuant to a credit agreement, dated March 15, 1996. The Loan Agreement provides the Company with financing for the acquisition of Phoenix Airbag GmbH in the form of a $20 million acquisition term loan, amortizing over a four year period. The Loan Agreement also provides for a $5.5 million revolving credit facility and a non-revolving stand-by letter of credit facility to secure payment, if necessary, of the contingent purchase price for the acquisition of Phoenix Airbag GmbH. (The term loan, revolving credit facility and stand-by letter of credit facility are collectively referred to a the "New Credit Facility".) Indebtedness under the New Credit Facility is secured by substantially all the assets of the Company and bears interest at the US prime rate or a LIBOR indexed rate, at the Company's option. The New Credit Facility contains certain financial covenants, including limitations on indebtedness and liens, fixed charge coverage ratios, maximum leverage, minimum ratio of current assets to current liabilities, minimum tangible net worth and restrictions as to the payment of dividends.

    The Company, as of June 20, 1996, has outstanding commitments for capital expenditures for additional property, plant and equipment of $7.5 million, which includes the construction of the Czech facility and the acquisition of additional equipment to expand the Company's production capacities worldwide. The Company will pay for these capital expenditures through the use of cash on hand and additional equipment financing.

    Statement in this Form 10-Q which are not historical statements may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market condition risks, cost associated with integration and administration of acquired operations, the timing of introduction of new models of automobiles for which the Company manufactures airbags, changes in consumer vehicle preferences, major labor disputes in the automotive industry, changes in the strategic direction of defense spending, the timing of defense procurement and specific defense program appropriation decisions.

                          PART II--OTHER INFORMATION

Items 1 through 5 are omitted as they are not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10 Loan Agreement between the Company, Automotive Safety Components International, Inc. and ASCI Holdings Germany (DE), Inc. and Bank of America National Trust and Savings Association dated August 1, 1996
          11  Statement of Computation of Per Share Earnings
          27  Financial Data Schedule

     (b)  Reports on Form 8-K -- None


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SAFETY COMPONENTS INTERNATIONAL, INC.
                                         -------------------------------------

Date: August 14, 1996                    BY: /s/ W. Hardy Myers
      ---------------                        --------------------------------
                                                         W. Hardy Myers
                                                    Chief Financial Officer
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit         Description                                       Page
- -------         -----------                                       ----

  10 Loan Agreement between the Company, Automotive Safety Components International, Inc. and ASCI Holdings Germany (DE), Inc. and Bank of America National Trust and Savings Association dated August 1, 1996

  11            Statement of Computation of Per Share Earnings

  27            Financial Data Schedule