Form 10-Q
period 1996-09-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 1996-11-14
CIK 918964

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September  30, 1996

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


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

                          Yes  __________     No    X
                                                    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at November 11, 1996
--------------------------------------        --------------------------------
Common Stock, par value $.01 per share                 5,025,383 shares

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     Index
                                     -----
                                                                                    Page
                                                                                    ----
     PART I.    FINANCIAL INFORMATION:

     Item 1.     Financial Statements

                Consolidated Balance Sheets - September  30, 1996 (Unaudited)
                   and March 31, 1996...........................................     3

                Consolidated Statements of Operations - Three months
                   ended September 30, 1996 (Unaudited) compared to three
                   months ended September 30, 1995 (Unaudited).  Six months
                   ended September 30, 1996 (Unaudited) compared to six months
                   ended September 30, 1995 (Unaudited).........................     4

                 Consolidated Statements of Cash Flows - Six months
                   ended September 30, 1996 (Unaudited) compared
                   to six months ended September 30, 1995 (Unaudited)...........     5

                 Condensed Notes to Consolidated Financial Statements...........     6

Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations................     8
PART II.  OTHER INFORMATION:
Item 4.           Submission of Matters to a Vote of Security Holders............    12

Item 6.           Exhibits and Reports on Form 8-K...............................    12

SIGNATURE........................................................................    12


                     SAFETY COMPONENTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                              September 30,   March 31,
                                                   1996         1996
                                             --------------  ---------
                                                (Unaudited)
Current assets:
  Cash and cash equivalents................       $10,309     $12,033
  Accounts receivable (Note 4).............        12,862      16,614
  Inventories (Note 4).....................         5,784       5,315
  Prepaid and other........................         2,043         925
    Total current assets...................       -------     -------
Property, plant and equipment..............        30,998      34,887
Other assets...............................        25,547      12,192
                                                   18,582       2,752
                                                  -------     -------
    Total assets...........................       $75,127     $49,831
                                                  =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable.........................       $ 5,154    $  8,066
  Accrued liabilities......................         3,902       1,057
  Current portion of long-term obligations.         5,006         697
                                                  -------    --------
    Total current liabilities..............        14,062       9,820
  Long-term obligations....................        17,831       3,087
  Other long-term liabilities..............         6,373       1,580
                                                  -------    --------
    Total liabilities......................        38,266      14,487
Stockholders' equity:
  Common stock, $.01 par value per share,
   authorized 10,000,000 shares, issued
   and outstanding 5,025,008 shares at
   September 30, 1996 and 5,048,500
   shares at March 31, 1996................            51          51
  Common stock warrants....................             1           1
  Additional paid-in capital...............        30,058      30,058
  Treasury stock, 113,492 shares at
   September 30, 1996 and 90,000
   shares at March 31, 1996,
   at cost.................................        (1,647)     (1,379)
  Retained earnings........................         8,980       6,979
  Cumulative translation adjustment........          (582)       (366)
                                                 --------    --------
    Total stockholders' equity.............        36,861      35,344
    Total liabilities and                        --------    --------
     stockholders' equity..................       $75,127     $49,831
                                                 ========    ========

           See condensed notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                            Three Months         Three Months     Six Months      Six Months
                                               ended                 ended           ended           ended
                                            September 30,        September 30,   September 30,   September 30,
                                                1996                 1995            1996            1995
                                            -------------       --------------   -------------  -------------
Net sales.................................    $   18,877          $   25,317       $   35,049      $   49,000
Cost of sales.............................        15,101              21,793           28,681          42,443
                                              ----------          ----------       ----------      ----------
  Gross profit............................         3,776               3,524            6,368           6,557
Selling and marketing expense.............           395                 234              697             467
General and administrative expense........           979               1,338            1,823           2,576
Amortization of goodwill..................           154                   0              154               0
                                              ----------          ----------       ----------      ----------
  Operating income........................         2,248               1,952            3,694           3,514
Other expense (income)....................             9                  30               73            (102)
Interest expense (income), net............           240                (175)             250            (112)
                                              ----------          ----------       ----------      ----------
Income before income taxes................         1,999               2,097            3,371           3,728
Provision for income taxes................           851                 754            1,370           1,338
                                              ----------          ----------       ----------      ----------
  Net income..............................    $    1,148          $    1,343       $    2,001      $    2,390
                                              ==========          ==========       ==========      ==========
Earnings per common and common
  equivalent share........................          $.23                $.26             $.40            $.50
                                              ==========          ==========       ==========      ==========
Weighted average common and common
  equivalent shares.......................     5,048,055           5,247,551        5,058,731       4,776,170
                                              ==========          ==========       ==========      ==========

           See condensed notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                              Six Months         Six Months
                                                ended              ended
                                             September 30,      September 30,
                                                1996                1995
                                           ---------------   ----------------
Cash flow from operating activities:
  Net income.............................      $  2,001            $ 2,390
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
    Depreciation.........................           859                488
    Amortization.........................           154                  0
    Changes in assets and liabilities:
      Accounts receivable................         8,073             (4,963)
      Inventories........................           969               (121)
      Prepaids and other current
      assets.............................        (1,113)              (517)
      Accounts payable...................        (4,200)               498
      Accrued liabilities................          (216)              (788)
      Other assets and liabilities.......          (514)              (229)
                                                --------            -------
       Net cash provided by (used for)
        operating activities.............         6,013             (3,242)
                                               --------             -------
Cash flow from investing activities:
  Additions to property, plant and
   equipment.............................        (4,928)            (1,522)
  Acquisition of Phoenix Airbag GmbH.....       (22,572)                 0
                                                --------            -------
  Net cash provided by (used for)
   investing activities..................       (27,500)            (1,522)
                                                --------            -------
Cash flow from financing activities:
  Net proceeds from sale of common
   stock.................................             0             16,568
  Purchase of treasury stock.............          (268)                 0
  Repurchase of stock warrants...........             0                (94)
  Net borrowings (repayments)
   under revolver........................           432                  0
  Net borrowings (repayments)
   under long-term obligations...........        18,602                519
                                               --------            -------
  Net cash provided by
   financing activities..................        18,766             16,993
                                               --------            -------

Effect of exchange rate changes on cash..           (15)              (284)
                                               --------            -------
Change in cash and cash equivalents......        (2,736)            11,945
Cash and cash equivalents, beginning of
 period..................................        13,045              3,846
                                               --------            -------

Cash and cash equivalents, end of period       $ 10,309            $15,791
                                               ========            =======

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

The consolidated financial information as of and for the three and six months ended September 30, 1996 and as of and for the three and six months ended September 30, 1995 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of the Company, are necessary to present fairly the consolidated financial position of the Company as of September 30, 1996 and the results of its operations and of its cash flows for the three and six months ended September 30, 1996 and September 30, 1995, respectively.

2.  PUBLIC OFFERING

On June 21, 1995, the Company completed a equity offering (the Offering) of 1,500,000 shares of common stock at $17.00 per share (the Offering Price), of which the Company sold 1,000,000 shares of previously unissued common stock and Valentec International Corporation and other selling shareholders sold 500,000 shares. The net proceeds to the Company from the Offering of approximately $16,500,000 (including the proceeds received pursuant to the exercise of the over allotment option described below) has been, and will continue to be used to fund the future growth of the business. In conjunction with the Offering, the underwriter was granted a 30 day option to purchase up to an aggregate of 225,000 additional shares (of which 75,000 shares were sold by the Company and 150,000 shares were sold by Valentec International Corporation and other selling shareholders) at the Offering Price, less underwriting discounts. The entire option was exercised within the 30 day period.

3.  ACQUISITION OF PHOENIX AIRBAG GMBH

On August 6, 1996 the Company acquired Phoenix Airbag GmbH ("Phoenix Airbag"), a major European airbag manufacturer located in Hildesheim, Germany. Pursuant to the Stock Purchase Agreement, the Company initially acquired eighty percent (80%) of Phoenix AG's interest in Phoenix Airbag for a purchase price of approximately $22 million, subject to a net worth adjustment. The Company will acquire the remaining twenty percent (20%) interest effective December 31, 1998, but is entitled to all of the income of Phoenix Airbag from the date of the acquisition. The additional purchase price of up to approximately $7.5 million for the remaining twenty percent (20%) interest is contingent on Phoenix Airbag meeting certain annual performance targets for the calendar years 1996 through 1998. If the annual performance targets are met, the contingent purchase price will be paid in three annual installments commencing April 30, 1997. If the annual performance targets are not met, the Company will acquire the remaining twenty percent (20%) without any additional consideration. Additionally, the Company will, under certain circumstance, be required to provide a bank guaranty, in August 1997, to secure the payment of up to approximately $4.5 million of the contingent purchase price.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                                  (UNAUDITED)


3.  ACQUISITION OF PHOENIX AIRBAG GMBH (CONTINUED)

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and Phoenix Airbag as if the acquisition had occurred at the beginning of the fiscal year ended March 31, 1996, with pro forma adjustments to give effect to the amortization of goodwill, interest on acquisition debt and certain other adjustments, together with the related income tax effect.

                                          March 31,
(In thousands, except per share amounts)    1996
                                          ---------
Net sales                                  $128,118
Net income                                 $  5,475
Earnings per share                         $   1.10


4.  COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                          September 30,  March 31,
                                              1996         1996
                                          -------------  ---------
       Accounts receivable:
   Billed receivables...................        $ 8,573    $ 4,779
   Unbilled receivables (net of
    unliquidated progress
       payments of $8,338 and $30,945
        at September 30, 1996
       and March 31, 1996, respectively)          2,738      8,588
       Other............................          1,551      3,247
                                                -------    -------
                                                $12,862    $16,614
                                                =======    =======
Inventories:
   Raw materials........................        $ 3,096    $ 2,297
   Work-in-process......................          1,772      1,958
   Finished goods.......................            916      1,060
                                                -------    -------
                                                $ 5,784    $ 5,315
                                                =======    =======

5.  LONG-TERM OBLIGATION

On August 1, 1996 the Company entered into a Loan Agreement with Bank of America National Trust and Savings Association. The Loan Agreement provided the Company with financing for the acquisition of Phoenix Airbag in the form of a $20 million acquisition term loan, amortizing over a four year period. The Loan Agreement also provides for a $5.5 million revolving credit facility and a non-revolving stand-by letter of credit facility to secure payment, if necessary, of the contingent purchase price for the acquisition of Phoenix Airbag. (The term loan, revolving credit facility and stand-by letter of credit facility are collectively referred to as the "Bank of America Facility".) Indebtedness under the Bank of America Facility is secured by substantially all the assets of the Company and bear interest at a LIBOR indexed rate plus 2 1/4%. The Bank of America Facility also contains certain financial covenants, including limitations on indebtedness and liens, fixed charge coverage ratios, maximum leverage, minimum ratio of current assets to current liabilities, minimum tangible net worth and prohibitions as to the payment of dividends.

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

Automotive Division. The Automotive Division commenced operations as part of Valentec International Corporation ("Valentec") in May 1992. Product qualification procedures commenced and production began in July 1992 with the first significant sales beginning in October 1992. In March 1993, the Company signed a five-year requirements contract with TRW Vehicle Safety Systems, Inc. ("TRW"), contemplating increasing deliveries of airbags over the term of the contract. In order to obtain the five-year contract, the Company had to position itself to meet TRW's delivery schedules. As a result, the Company incurred significant start-up costs in 1992 and 1993 and continues to incur start-up costs as it expands its operations. The Company signed a two-year agreement and commenced manufacturing of passenger side airbags in Europe for TRW in December 1993 and also received orders and commenced manufacturing driver side airbags in the U.S. for TRW in April 1994. In September 1995, the Company was awarded a purchase order from Delphi Interior Lighting ("Delphi"), a subsidiary of General Motors Corporation, pursuant to which Delphi has committed to purchase from the Company approximately 50% of Delphi's requirements for its C/K Truck models for model year 1997.

As the Company continues to expand worldwide, it will continue to experience variability in its operating results. The Company recently acquired Phoenix Airbag GmbH ("Phoenix Airbag") and may incur additional costs associated with the integration and the administration of the acquired operations. In addition, the Company currently subcontracts certain aspects of the manufacturing process for airbags in Europe to two subcontractors in the Czech Republic and one in Poland. The Company expects to replace the functions of these subcontractors with its own facility currently under construction in the Czech Republic. The Automotive Division's business is also subject to the seasonal characteristics of the automotive industry in which there are plant shutdowns in the third and fourth quarters of each calendar year, typically resulting in lower shipment of airbags during these quarters. Additionally, the Company's operating results could be impacted by the timing of the introduction of new models of automobiles for which the Company manufactures airbags, changes in consumer vehicle preferences and major labor disputes in the automotive industry.

Defense Division. Historically, the demand for the Defense Division's products has been driven primarily by the U.S. Government's purchase of small and medium caliber military ammunition. In September 1994, the Company was awarded a systems contract for $60 million by the U.S. Army for the delivery of 120mm mortar cartridges (the "Systems Contract"). Under the Systems Contract, the Company serves as the prime contractor coordinating the manufacture and assembly of the product components by various subcontractors. The Systems Contract is accounted for on a percentage of completion basis. Accordingly, the Company will experience variability in revenues from the Systems Contract because revenues are based upon the costs incurred in fulfilling this contract. In December 1995, the Company submitted a bid for a $20 million follow-on order to the Systems Contract, which was unsuccessful. The Company's failure to receive the award for the follow-on orders could adversely affect the level of sales in the Company's Defense Division upon completion of the current Systems Contract. In light of the variability of the Defense Division's performance and the future outlook for the U.S. defense ordnance budget, the Company is currently considering a variety of strategic alternatives for the Defense Division to enhance shareholder value.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

Net Sales. Net sales for the Automotive Division increased to $15,552,000 for the three months ended September 30, 1996 from $12,269,000 for the same period in the prior year, principally reflecting the Company's acquisition of Phoenix Airbag and initial volume shipments to Delphi. This increase was partially offset by lower sales to TRW as a result of one major program delay in North America and lower sales volumes in Europe. Period to period, the Company's unit sales volume increased by approximately 95%.

Net sales for the Defense Division decreased to $3,325,000 for the three months ended September 30, 1996 from $13,048,000 for the same period in the prior year. Defense sales were down reflecting the current contract schedule for the systems Contract, which has been delayed as a result of certain issues between one of the Company's subcontractors and the U.S. Army. As a result of these issues, the U.S. Army has extended the time for delivery and the Company now anticipates that deliveries will begin towards the end of its fiscal year. The reduced sales volume under the Systems Contract was partially offset by the increased sales of metal ordnance products.

Gross Profit. Gross profit of the Automotive Division increased to $3,159,000 for the three months ended September 30, 1996 from $1,835,000 for the same period in the prior year. The increase in gross profit resulted from increased sales volumes in Europe due to the acquisition of Phoenix Airbag, initial volume shipments to Delphi and ongoing cost reduction programs, partially offset by decreased sales to TRW in North America and Europe.

Gross profit for the Defense Division decreased to $617,000 for the three months ended September 30, 1996 from $1,689,000 for the same period in the prior year. Gross profit decreased period to period reflecting the lower sales due to delays in the contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products resulting from increased sales volumes, improved overhead absorption and a change in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Automotive Division increased to $1,062,000 for the three months ended September 30, 1996 from $888,000 for the same period in the prior year. The increase resulted primarily from greater expenditures related to the continued expansion of the Company's business and increased marketing expenses on higher sales volumes, partially offset by lower corporate overhead expenses.

Selling, general and administrative expenses for the Defense Division decreased to $312,000 for the three months ended September 30, 1996 from $684,000 for the same period in the prior year. The decrease reflected lower corporate overhead expenses.

Operating Income. Operating income for the Automotive Division increased to $1,943,000 for the three months ended September 30, 1996 from $947,000 for the same period in the prior year. The increase period to period resulted primarily from the Company's acquisition of Phoenix Airbag and continued improvement in the profitability of the North American manufacturing operation partially offset by lower volumes in certain TRW programs.

Operating income for the Defense Division decreased to $305,000 for the three months ended September 30, 1996 from $1,005,000 for the same period in the prior year. Operating income decreased reflecting lower sales due to delays in the current contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products, resulting from increased sales volumes, improved overhead absorption and product mix.

Net Income. Net income decreased to $1,148,000 for the three months ended September 30, 1996 from $1,343,000 for the same period in the prior year. The income tax provision was calculated using a 39% combined federal and state income tax rate for the U.S. operations and a 48% rate for the European operations. Interest expense net of interest income was $240,000 for the three months ended September 30, 1996 compared to $175,000 of net interest income for the same period in the prior year. Increased interest expense resulted primarily from the financing for the acquisition of Phoenix Airbag in the form of a $20 million acquisition term loan.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995.

Net Sales. Net sales for the Automotive Division increased to $26,885,000 for the six months ended September 30, 1996 from $25,700,000 for the same period in the prior year, principally reflecting the Company's acquisition of Phoenix Airbag and initial volume shipments to Delphi. This increase was partially offset by lower sales to TRW as a result of one major program delay in North America and lower sales volumes in Europe. Period to period, the Company's unit sales volume increased by approximately 56%.

Net sales for the Defense Division decreased to $8,164,000 for the six months ended September 30, 1996 from $23,300,000 for the same period in the prior year. Defense sales were down reflecting the current contract schedule for the Systems Contract, which has been delayed as a result of certain issues between one of the Company's subcontractors and the U.S. Army. As a result of these issues, the U.S. Army has extended the time for delivery and the Company now anticipates that deliveries will begin towards the end of its fiscal year.

The reduced sales volume under the Systems Contract was partially offset by the increased sales of metal ordnance products.

Gross Profit. Gross profit of the Automotive Division increased to $4,929,000 for the six months ended September 30, 1996 from $3,718,000 for the same period in the prior year. The increase in gross profit resulted from increased sales volumes in Europe due to the acquisition of Phoenix Airbag, initial volume shipments to Delphi and ongoing cost reduction programs, partially offset by decreased sales to TRW in North America and Europe.

Gross profit for the Defense Division decreased to $1,439,000 for the six months ended September 30, 1996 from $2,839,000 for the same period in the prior year. Gross profit decreased period to period reflecting the lower sales due to delays in the contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products resulting from increased sales volumes, improved overhead absorption and a change in product mix.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the Automotive Division decreased to $1,788,000 for the six months ended September 30, 1996 from $1,979,000 for the same period in the prior year resulting from lower corporate expenses.

Selling, general and administrative expenses for the Defense Division decreased to $732,000 for the six months ended September 30, 1996 from $1,064,000 for the same period in the prior year resulting from lower corporate overhead expenses.

Operating Income. Operating income for the Automotive Division increased to $2,987,000 for the six months ended September 30, 1996 from $1,739,000 for the same period in the prior year. The increase period to period resulted primarily from the Company's acquisition of Phoenix Airbag and continued improvement in the profitability of the North American manufacturing operations partially offset by lower volumes in certain TRW programs.

Operating income for the Defense Division decreased to $707,000 for the six months ended September 30, 1996 from $1,775,000 for the same period in the prior year. Operating income decreased reflecting lower sales due to delays in the current contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products, resulting from increased sales volumes, improved overhead absorption and product mix.

Net Income. Net income decreased to $2,001,000 for the six months ended September 30, 1996 from $2,390,000 for the same period in the prior year. The income tax provision was calculated using a 39% combined federal and state income tax rate for the U.S. operations and a 45% rate for the European operations. Interest expense net of interest income was $250,000 for the six months ended September 30, 1996 compared to $112,000 of net interest income for the same period in the prior year. Increased net interest expense resulted primarily from the financing for the acquisition of Phoenix Airbag in the form of a $20 million acquisition term loan. Other expense was $73,000 for the six months ended September 30, 1996 compared to $102,000 of income for the same period in the prior year. The changes in other expense/income are primarily the result of fluctuations of the German Mark against the British Pound Sterling. The majority of the Automotive Division's transactions in Europe are conducted in German Marks.

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

On August 6, 1996 the Company completed its acquisition of Phoenix Airbag, a major European airbag manufacturer located in Hildesheim, Germany. Pursuant to the Stock Purchase Agreement, the Company initially acquired eighty percent (80%) of Phoenix AG's interest in Phoenix Airbag GmbH for a purchase price of approximately $22 million, subject to a net worth adjustment. The Company will acquire the remaining twenty percent (20%) interest effective December 31, 1998, but is entitled to all of the income of Phoenix Airbag from the date of the acquisition. The additional purchase price of up to approximately $7.5 million for the remaining twenty percent (20%) interest is contingent on Phoenix Airbag meeting certain annual performance targets for the calendar years 1996 through 1998. If the annual performance targets are met, the contingent purchase price will be paid in three annual installments commencing April 30, 1997. If the annual performance targets are not met, the Company will acquire the remaining twenty percent (20%) without any additional consideration. Additionally, the Company will, under certain circumstance, be required to provide a bank guaranty, in August 1997, to secure the payment of up to approximately $4.5 million of the contingent purchase price.

On August 1, 1996 the Company entered into a Loan Agreement with Bank of America. The Loan Agreement provides the Company with financing for the acquisition of Phoenix Airbag GmbH in the form of a $20 million acquisition term loan, amortizing over a four year period. The Loan Agreement also provides for a $5.5 million revolving credit facility and a non-revolving stand-by letter of credit facility to secure payment, if necessary, of the contingent purchase price for the acquisition of Phoenix Airbag. Indebtedness under the Bank of America Facility is secured by substantially all the assets of the Company and bears interest at a LIBOR indexed rate plus 2 1/4%. The Bank of America Facility also contains certain financial covenants, including limitations on indebtedness and liens, fixed charge coverage ratios, maximum leverage, minimum ratio of current assets to current liabilities, minimum tangible net worth and prohibitions as to the payment of dividends.

The Company, as of September 30, 1996, has outstanding commitments for capital expenditures for certain additional equipment of approximately $6 million, which includes the construction of the Czech facility and the acquisition of additional equipment to expand the Company's production capacity worldwide. The Company will pay for these capital expenditures through the use of cash on hand, from the proceeds of the June 1995 public offering, cash flow from operations, additional equipment financing and revolving credit borrowings.

This Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market condition risks, cost associated with integration and administration of acquired operations, the timing of introduction of new models of automobiles for which the Company manufactures airbags, changes in consumer vehicle preferences, major labor disputes in the automotive industry, changes in the strategic direction of defense spending, the ability of a subcontractor of the Company to resolve its disputes with the U.S. Army, the timing of defense procurement and specific defense program appropriation decisions.

                          PART II - OTHER INFORMATION

Items 1 through 3 and Item 5 are omitted as they are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Registrant held its 1996 Annual Meeting of Stockholders on September 25, 1996.

  At the Annual Meeting, the following individual was elected as director:

  Director           Votes For       Votes Withheld
  --------           ---------       --------------

  Joseph J. DioGuardi  4,631,911       393,097

In addition, at the Annual Meeting, the stockholders voted upon, and approved, a proposal to amend the Company's 1994 Stock Option Plan (the "Plan") to: (i) increase the number of shares of the Company's Common Stock subject to the Plan from 400,000 shares in the aggregate to 550,000 shares in the aggregate; and
(ii) increase the size of the annual formula grant to non-employee directors under the Plan from an option to purchase 1,500 shares of the Company's Common Stock to an option to purchase 2,500 shares of the Company's Common Stock. 4,475,150 shares were voted in favor of the proposal, 228,895 were voted against the proposal, 15,915 abstained from voting and 52,951 were broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

  11.1    Statement of Computation of Per Share Earnings

 (b) Reports on Form 8-K - Acquisition of Phoenix Airbag GmbH


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     SAFETY COMPONENTS INTERNATIONAL, INC.


Date:  November 14, 1996      By:      /s/ W. Hardy Myers
       -----------------         -----------------------------
                                      W. Hardy Myers
                                      Chief Financial Officer
                                     (Principal Accounting Officer)

                                 Exhibit Index


 EXHIBIT                    DESCRIPTION                    PAGE
  11.1     Statement of Computation of Per Share Earnings    14
  27       Financial Data Schedule                           15
