Form 10-Q
period 1996-12-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 1997-02-14
CIK 918964

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996


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
    (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization            Identification No.)

                              3190 PULLMAN STREET
                             COSTA MESA, CALIFORNIA
                    (Address of principal executive offices)

                                     92626
                                   (Zip Code)

      (Registrant's telephone number, including area code) (714) 662-7756

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  __________     No     X
                                                ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at February 14, 1997
  --------------------------------------        --------------------------------
  Common Stock, par value $.01 per share                5,025,383  shares

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX
                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets - December 31, 1996 (Unaudited)
            and March 31, 1996...........................................    3

          Consolidated Statements of Operations - Three months
            ended December 31, 1996 (Unaudited) compared to three
            months ended December 31, 1995 (Unaudited).  Nine months
            ended December 31, 1996 (Unaudited) compared to nine months
            ended December 31, 1995 (Unaudited)..........................    4

          Consolidated Statements of Cash Flows - Nine months
            ended December 31, 1996 (Unaudited) compared to nine months
            ended December 31, 1995 (Unaudited)..........................    5

          Condensed Notes to Consolidated Financial Statements...........    6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................    8

PART II.  OTHER INFORMATION:

Item 6    Exhibits and Reports on Form 8-K...............................   13

SIGNATURE ...............................................................   14

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                             December 31,          March 31,
                                                 1996                1996
                                                 ----                ----
                                             (Unaudited)
Current assets:
   Cash and cash equivalents ............   $        10,060        $     12,033
   Accounts receivable (Note 4) .........            13,571              16,614
   Inventories (Note 4)..................             7,430               5,315
   Prepaid and other ....................             1,491                 925
                                             --------------        ------------
        Total current assets.............            32,552              34,887
Property, plant and equipment............            28,276              12,192
Goodwill.................................            16,706                   -
Other assets.............................             5,381               2,752
                                             --------------        ------------
        Total assets.....................    $       82,915        $     49,831
                                             ==============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................    $        6,972        $      8,066
   Accrued liabilities ..................             6,612               1,057
   Current portion of long-term
     obligations ........................             5,369                 697
                                             --------------        ------------
        Total current liabilities ........           18,953               9,820
Long-term obligations ....................           18,665               3,087
Other long-term liabilities ..............            6,767               1,580
                                             --------------        ------------
        Total liabilities ................           44,385              14,487
Stockholders' equity:
    Common stock, $.01 par value per
       share, authorized 10,000,000
       shares, issued and outstanding
       5,025,383 shares at December 31,
       1996, and 5,048,500 shares
       at March 31,1996...................               51                  51
    Common stock warrants.................                1                   1
    Additional paid-in capital............           30,062              30,058
    Treasury stock, 113,492 shares at
       December 31, 1996, and 90,000
       shares at March 31, 1996, at cost..           (1,647)             (1,379)
    Retained earnings.....................           10,400               6,979
    Cumulative translation adjustment.....             (337)               (366)
                                             --------------        ------------
        Total stockholders' equity........           38,530              35,344
                                             --------------        ------------
        Total liabilities and stockholders'
        equity ...........................   $       82,915        $     49,831
                                             ==============        ============

           See condensed notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                          Three Months         Three Months      Nine Months       Nine Months
                                             ended                ended            ended             ended
                                          December 31,         December 31,      December 31,      December 31,
                                             1996                1995              1996               1995
                                             ----                ----              ----               ----
Net sales .............................   $        24,662      $     24,447      $    59,711       $      73,447
Cost of sales .........................            19,382            21,047           48,063              63,490
                                          ---------------      ------------      -----------       -------------
   Gross profit .......................             5,280             3,400           11,648               9,957
Selling and marketing expense .........               502               383            1,199                 850
General and administrative expense ....             1,396             1,074            3,219               3,650
Amortization of goodwill...............               232                 0              386                   0
                                          ---------------      ------------      -----------       -------------
   Operating income ...................             3,150             1,943            6,844               5,457
Other expense (income) ................               119               (36)             192                (138)
Interest expense (income), net ........               445               (66)             695                (178)
                                          ---------------      ------------      -----------       -------------
   Income before income taxes .........             2,586             2,045            5,957               5,773
Provision for income taxes ............             1,166               748            2,536               2,086
                                          ---------------      ------------      -----------       -------------
        Net income ....................   $         1,420      $      1,297      $     3,421       $       3,687
                                          ===============      ============      ===========       =============
Earnings per common and common
    equivalent share...................   $           .28        $      .25      $       .68       $         .75
                                          ===============      ============      ===========       =============
Weighted average common and common
   equivalent shares...................         5,052,617         5,240,139        5,056,690           4,931,404
                                          ===============      ============      ===========       =============

           See condensed notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                              Nine Months        Nine Months
                                                 ended              ended
                                              December 31,       December 31,
                                                 1996               1995
                                                 ----               ----
Cash flow from operating activities:
 Net income................................    $   3,421          $   3,687
 Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
     Depreciation..........................        1,245                775
     Amortization..........................          393                  -
     Changes in assets and liabilities:
       Accounts receivable.................        7,531             (7,937)
       Inventories.........................         (525)             1,318
       Deferred income taxes...............            -                  -
       Prepaid and other current assets....         (551)            (1,354)
       Accounts payable....................       (2,505)               317
       Accrued liabilities.................        2,460                520
       Other assets and liabilities........         (922)                37
                                               ---------          ---------
        Net cash provided by (used for)
         operating  activities.............       10,547             (2,637)
                                               ---------          ---------

Cash flow from investing activities:
 Additions to property, plant and
  equipment................................       (7,951)            (3,282)
 Acquisition of Phoenix Airbag GmbH........      (25,043)                 -
                                               ---------          ---------
  Net cash provided by (used for)
   investing activities....................      (32,994)            (3,282)
                                               ---------          ---------

Cash flow from financing activities:
     Net proceeds from exercise and
      sale of common stock and options.....            4             16,469
     Purchase of treasury stock............         (268)              (795)
     Repurchase of stock warrants..........            -                (94)
     Net borrowings (repayments) under
      long-term obligations................       20,087                372
                                               ---------          ---------
   Net cash provided by
      financing activities.................       19,823             15,952
                                               ---------          ---------

Effect of exchange rate changes on cash....         (361)              (282)
                                               ---------          ---------
Change in cash and cash equivalents........       (2,985)             9,751

Cash and cash equivalents, beginning of
 period....................................       13,045              3,846
                                               ---------          ---------
Cash and cash equivalents, end of period...    $  10,060          $  13,597
                                               =========          =========


           See condensed notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.


              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION


The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1996 annual report on Form 10-K of Safety Components International, Inc. (the "Company") for the year ended March 31, 1996. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


The consolidated financial information as of and for the three and nine months ended December 31, 1996 and as of and for the three and nine months ended December 31, 1995 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of the Company, are necessary to present fairly the consolidated financial position of the Company as of December 31, 1996 and the results of its operations and of its cash flows for the three and nine months ended December 31, 1996 and December 31, 1995, respectively.


2.  PUBLIC OFFERING


On June 21, 1995, the Company completed an equity offering (the "Offering") of 1,500,000 shares of common stock at $17.00 per share (the "Offering Price"), of which the Company sold 1,000,000 shares of previously unissued common stock and Valentec International Corporation and other selling shareholders sold 500,000 shares. The net proceeds to the Company from the Offering of approximately $16,500,000 (including the proceeds received pursuant to the exercise of the over allotment option described below) has been, and will continue to be used to fund the future growth of the business. In conjunction with the Offering, the underwriter was granted a 30 day option to purchase up to an aggregate of 225,000 additional shares (of which 75,000 shares were sold by the Company and 150,000 shares were sold by Valentec International Corporation and other selling shareholders) at the Offering Price, less underwriting discounts. The entire option was exercised within the 30 day period.


3.  ACQUISITION OF PHOENIX AIRBAG GMBH


On August 6, 1996 the Company acquired Phoenix Airbag GmbH ("Phoenix
Airbag"), a major European airbag manufacturer located in Hildesheim, Germany. Pursuant to the Stock Purchase Agreement, the Company initially acquired eighty percent (80%) of Phoenix AG's interest in Phoenix Airbag for a purchase price of approximately $22 million, subject to a net worth adjustment. The Company will acquire the remaining twenty percent (20%) interest effective December 31, 1998, but is entitled to all of the income of Phoenix Airbag from the date of the acquisition. The additional purchase price of up to approximately $7.5 million for the remaining twenty percent (20%) interest is contingent on Phoenix Airbag meeting certain annual performance targets for the calendar years 1996 through 1998. The annual performance targets for 1996 were met and one third of the contingent purchase price, approximately $2.5 million, is included in accrued liabilities at December 31, 1996. If the annual performance targets for 1997 and 1998 are not met, the Company will acquire the remaining twenty percent (20%) without any additional consideration beyond the payment for 1996. Additionally, the Company will, under certain circumstances, be required to provide a bank guaranty, in August 1997, to secure the payment of up to approximately $4.0 million of the remaining contingent purchase price.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                                  (UNAUDITED)



3.  ACQUISITION OF PHOENIX AIRBAG GMBH (CONTINUED)


The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and Phoenix Airbag as if the acquisition had occurred at the beginning of the fiscal year ended March 31, 1996, with pro forma adjustments to give effect to the amortization of goodwill, interest on acquisition debt and certain other adjustments, together with the related income tax effect. The pro forma presentation reflects 100% of the income of Phoenix Airbag.



                                                    March 31,
         (In thousands, except per share amounts)     1996
                                                      ----

         Net sales...............................   $   128,118
         Net income..............................   $     5,475
         Earnings per share......................   $      1.10



4.  COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS)



                                               December 31,     March 31,
                                                   1996           1996
                                                   ----           ----
Accounts receivable:
   Billed receivables...................       $     8,670    $     4,779
   Unbilled receivables (net of
    unliquidated progress
     payments of $9,368 and $30,945 at               2,652          8,588
      December 31, 1996                              2,249          3,247
     and March 31, 1996, respectively)..       -----------    -----------
   Other................................       $    13,571    $    16,614
                                               ===========    ===========

Inventories:
   Raw materials........................       $     4,228    $     2,297
   Work-in-process......................             2,021          1,958
   Finished goods.......................             1,181          1,060
                                               -----------    -----------
                                               $     7,430    $     5,315
                                               ===========    ===========

5.  LONG-TERM OBLIGATIONS


On August 1, 1996, the Company entered into a loan agreement with Bank of America National Trust and Savings Association. The loan agreement provided the Company with financing for the acquisition of Phoenix Airbag in the form of a $20 million acquisition term loan, amortizing over a four year period. The loan agreement also provides for a $5.5 million revolving credit facility and a non-revolving stand-by letter of credit facility to secure payment, if necessary, of the contingent purchase price for the acquisition of Phoenix Airbag. (The term loan, revolving credit facility and stand-by letter of credit facility are collectively referred to as the "Bank of America Facility".) Indebtedness under the Bank of America Facility is secured by substantially all the assets of the Company and bears interest at a LIBOR indexed rate plus 2-1/4%. Subsequent to entering into the Loan Agreement the Company entered into a swap agreement with Bank of America which fixes the interest rate on a portion of the outstanding term loan balance at 8.79%. The Bank of America Facility also contains certain financial covenants, including limitations on indebtedness and liens, fixed charge coverage ratios, maximum leverage, minimum ratio of current assets to current liabilities, minimum tangible net worth and prohibitions as to the payment of dividends.

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

Automotive Division. The Automotive Division commenced operations as part of Valentec International Corporation ("Valentec") in May 1992. Product qualification procedures commenced and production began in July 1992 with the first significant sales beginning in October 1992. In March 1993, the Company signed a five-year requirements contract (the "U.S. Agreement"), with TRW Vehicle Safety Systems, Inc. ("TRW"), contemplating increasing deliveries of airbags over the term of the contract. In order to obtain the five-year contract, the Company had to position itself to meet TRW's delivery schedules. As a result, the Company incurred significant start-up costs in 1992 and 1993 and continues to incur start-up costs as it expands its operations. The Company signed a two-year agreement (the "European Agreement") and commenced manufacturing of passenger side airbags in Europe for TRW in December 1993 and also received orders and commenced manufacturing driver side airbags in the U.S. for TRW in April 1994. The European Agreement has an automatic renewal provision for successive three month terms until either party provides written notice of termination no less than three months prior to expiration of the current term.

In December 1996, the Company and TRW renewed the U.S. Agreement (the "Renewed U.S. Agreement"), effective as of April 1996, to extend through the end of calendar year 1999. The Renewed U.S. Agreement is also a requirements contract under which TRW has agreed to purchase airbags from the Company in amounts sufficient to satisfy TRW's requirements for inclusion in certain automobile models, provided that the Company's prices, technology, delivery, performance and quality remain competitive. The Renewed U.S. Agreement does not obligate TRW to purchase a specific number of driver and passenger side airbags, but instead, contains quantity estimates of TRW's requirements for driver and passenger side airbags for specified models in calendar years 1996 through 1999. The terms of the Renewed U.S. Agreement relating to the Company's requirements to maintain production capability, price adjustments and termination for cause by TRW are substantially the same as in the U.S. Agreement. In addition, the Renewed U.S. Agreement provides TRW with the right to terminate the agreement without cause upon 90 days prior written notice. Moreover, under the Renewed U.S. Agreement, the Company is not precluded from manufacturing and selling automotive airbags to other manufacturers of airbag systems that compete with TRW.

In September 1995, the Company was awarded a purchase order from Delphi Interior Lighting ("Delphi"), a subsidiary of General Motors Corporation, pursuant to which Delphi has committed to purchase from the Company approximately 50% of Delphi's requirements for passenger side airbags for its C/K Truck models for model year 1997.

The Company acquired Phoenix Airbag GmbH ("Phoenix Airbag") in August 1996, and may incur additional costs associated with the integration and the administration of the acquired operations. In addition, the Company currently subcontracts certain aspects of the manufacturing process for airbags in Europe to two subcontractors in the Czech Republic and one in Poland. The Company expects to replace the functions of these subcontractors with its own facility currently under construction in the Czech Republic. Construction is scheduled to be completed in February 1997 with production commencing shortly thereafter. The Automotive Division's business is also subject to the seasonal characteristics of the automotive industry in which there are plant shutdowns in the third and fourth quarters of each calendar year, typically resulting in lower shipment of airbags during these quarters. Additionally, the Company's operating results could be impacted by the timing of the introduction of new models of automobiles for which the Company manufactures airbags, changes in consumer vehicle preferences and major labor disputes in the automotive industry. As the Company continues to expand its airbag operations worldwide, it will continue to experience variability in its operating results.

Defense Division. Historically, the demand for the Defense Division's products has been driven primarily by the U.S. Government's purchase of small and medium caliber military ammunition. In September 1994, the Company was awarded a systems contract for approximately $60 million by the U.S. Army for the delivery of 120mm mortar cartridges (the "Systems Contract"). Under the Systems Contract, the Company serves as the prime contractor coordinating the manufacture and assembly of the product components by various subcontractors. The Systems Contract is accounted for on a percentage of completion basis. Accordingly, the Company will experience variability in revenues from the Systems Contract because revenues are based upon the costs incurred in fulfilling this contract. In December 1995, the Company submitted a bid for a $20 million follow-on order to the Systems Contract, which was unsuccessful.
The Company's failure to receive the award for the follow-on orders is expected to adversely affect the level of sales in the Company's Defense Division upon completion of the current Systems Contract. U.S. Government contracts and contracts with defense contractors are, by their terms, subject to termination by the U.S. Government for its convenience. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the government, and, if the termination is for convenience, for payment of the contractor's costs incurred through the date of termination plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred. In light of the variability of the Defense Division's performance and the future outlook for the U.S. defense ordnance budget, although the Company intends to take the necessary steps to realize the $23 million in backlog under the current Systems Contract and will continue to bid on additional Systems opportunities as they arise it will concentrate its efforts on maximizing the growth potential of the Automotive Division.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995.

Net Sales. Net sales for the Automotive Division increased to $20,559,000 for the three months ended December 31, 1996 from $12,126,000 for the same period in the prior year, principally reflecting the Company's acquisition of Phoenix Airbag. The Company's sales of passenger and driver side airbags produced for the North American market increased, primarily as a result of sales to Delphi and increased sales of driver side bags to TRW, partially offset by lower sales of passenger side airbags to TRW. Sales to TRW-Europe decreased as a result of lower unit prices reflecting redesigned products and lower fabric prices. Period to period, the Company's unit sales volume increased by approximately 142%.

Net sales for the Defense Division decreased to $4,103,000 for the three months ended December 31, 1996 from $12,321,000 for the same period in the prior year. Defense sales were lower reflecting the current contract schedule for the Systems Contract, which has been delayed as a result of the failure of one of the Company's subcontractors to meet the U.S. Army's revised engineering standards and obtain government process approval for final load, assembly and pack. As a result of these issues, the U.S. Army has extended the time for delivery and the Company now anticipates, based upon discussions with the subcontractor and the U.S. Army, that deliveries will begin in the first quarter of fiscal year 1998. The reduced sales under the Systems Contract were partially offset by the increased sales of metal ordnance products.

Gross Profit. Gross profit of the Automotive Division increased to $4,488,000 for the three months ended December 31, 1996 from $1,875,000 for the same period in the prior year. The increase in gross profit resulted from increased sales volumes in Europe, principally due to the acquisition of Phoenix Airbag, and also to a lesser extent due to increased sales volumes in North America and ongoing cost reduction programs. Gross profit as a percentage of sales increased to approximately 22% for the three months ended December 31, 1996 from approximately 15% for the three months ended December 31, 1995.

Gross profit for the Defense Division decreased to $792,000 for the three months ended December 31, 1996 from $1,525,000 for the same period in the prior year. Gross profit decreased period to period reflecting the lower sales due to delays in the contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products resulting from increased sales volumes, improved overhead absorption and a change in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Automotive Division increased to $1,487,000 for the three months ended December 31, 1996 from $940,000 for the same period in the prior year. The increase resulted primarily from greater expenditures related to the continued expansion of the Company's business and increased marketing expenses on higher sales volumes.

Selling, general and administrative expenses for the Defense Division decreased to $411,000 for the three months ended December 31, 1996 from $517,000 for the same period in the prior year. The decrease reflected lower allocated corporate overhead expenses, and, to a lesser extent, lower bid and proposal costs.

Operating Income. Operating income for the Automotive Division increased to $2,769,000 for the three months ended December 31, 1996 from $935,000 for the same period in the prior year. The increase period to period resulted primarily from the Company's acquisition of Phoenix Airbag and from the continued improvement in the profitability of the North American manufacturing operations, due to higher sales volume and greater efficiencies.

Operating income for the Defense Division decreased to $381,000 for the three months ended December 31, 1996 from $1,008,000 for the same period in the prior year. Operating income decreased reflecting lower sales due to delays in the current contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products, resulting from increased sales volumes, improved overhead absorption and change in product mix.

Net Income. Net income increased to $1,420,000 for the three months ended December 31, 1996 from $1,297,000 for the same period in the prior year. The income tax provision was calculated using a 40% combined federal and state income tax rate for the U.S. operations and a 48% rate for the European operations. Interest expense, net of interest income, was $445,000 for the three months ended December 31, 1996 compared to $66,000 of net interest income for the same period in the prior year. Increased interest expense resulted from the financing costs of the $20 million term loan used for the acquisition of Phoenix Airbag. Other expense was $119,000 for the three months ended December 31, 1996 compared to other income of $36,000 for the three months ended December 31, 1995. The changes in other expense/income are primarily the result of fluctuations of the German Mark against the British Pound Sterling. The majority of the Automotive Division's transactions in Europe are conducted in German Marks. The majority of the Automotive Division's transactions in North America are conducted in U.S. Dollars. The Company continually evaluates and monitors its foreign currency risks. To date, the Company has determined that the benefits of hedging the foreign currency exposure have not outweighed the costs associated thereto.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995.

Net Sales. Net sales for the Automotive Division increased to $47,444,000 for the nine months ended December 31, 1996 from $37,826,000 for the same period in the prior year, principally reflecting the Company's acquisition of Phoenix Airbag. The Company's sales of passenger and driver side airbags produced for the North American market increased, primarily as a result of sales to Delphi and increased sales of driver side bags to TRW, partially offset by lower sales of passenger side airbags to TRW. These increases were partially offset by lower sales to TRW-Europe.

Net sales for the Defense Division decreased to $12,267,000 for the nine months ended December 31, 1996 from $35,621,000 for the same period in the prior year. Defense sales were down reflecting the Systems Contract schedule delays referred to above. The reduction in sales under the Systems Contract was partially offset by the increased sales of metal ordnance products.

Gross Profit. Gross profit of the Automotive Division increased to $9,417,000 for the nine months ended December 31, 1996 from $5,593,000 for the same period in the prior year. The increase in gross profit resulted from increased sales volumes in Europe due to the acquisition of Phoenix Airbag and, to a lesser extent, increased sales volumes in North America and ongoing cost reduction programs. The increase in gross profit was partially offset by decreased sales volumes in the U.K. Gross profit as a percentage of sales increased to approximately 20% for the nine months ended December 31, 1996 from approximately 15% for the nine months ended December 31, 1995.

Gross profit for the Defense Division decreased to $2,231,000 for the nine months ended December 31, 1996 from $4,364,000 for the same period in the prior year. Gross profit decreased period to period reflecting the lower sales due to delays in the contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products, resulting from increased sales volumes, improved overhead absorption and a change in product mix.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses for the Automotive Division decreased slightly to $3,275,000 for the nine months ended December 31, 1996 from $2,919,000 for the same period in the prior year. The increase resulted primarily from greater expenditures related to the continued expansion of the Company's business and increased marketing expenses on higher sales volumes.

Selling, general and administrative expenses for the Defense Division decreased to $1,143,000 for the nine months ended December 31, 1996 from $1,581,000 for the same period in the prior year, reflecting lower allocated corporate overhead expenses on lower revenues.

Operating Income. Operating income for the Automotive Division increased to $5,756,000 for the nine months ended December 31, 1996 from $2,674,000 for the same period in the prior year. The increase period to period resulted primarily from the Company's acquisition of Phoenix Airbag and, to a lesser extent, from the continued improvement in the profitability of the manufacturing operations due to higher sales volume and greater efficiencies.

Operating income for the Defense Division decreased to $1,088,000 for the nine months ended December 31, 1996 from $2,783,000 for the same period in the prior year. Operating income decreased reflecting lower sales due to delays in the current contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products, resulting from increased sales volumes, improved overhead absorption and change in product mix.

Net Income. Net income decreased to $3,421,000 for the nine months ended December 31, 1996 from $3,687,000 for the same period in the prior year. The income tax provision was calculated using a 39% combined federal and state income tax rate for the U.S. operations and a 47% rate for the European operations. Interest expense net of interest income was $695,000 for the nine months ended December 31, 1996 compared to $178,000 of net interest income for the same period in the prior year. The increase in interest expense resulted from the financing costs of the $20 million term loan used for the acquisition of Phoenix Airbag. Other expense was $192,000 for the nine months ended December 31, 1996 compared to $138,000 of income for the same period in the prior year. The changes in other expense/income are primarily the result of fluctuations of the German Mark against the British Pound Sterling. The majority of the Automotive Division's transactions in Europe are conducted in German Marks.

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

On June 21, 1995, the Company completed its second equity offering which resulted in net proceeds to the Company of approximately $16,500,000, including the underwriters' exercise of the over-allotment option. The Company has and will continue to use the net proceeds from this offering to expand and enhance its existing worldwide airbag manufacturing operations, including the construction of a new facility in the Czech Republic, and the enhancement of research and development and prototype capabilities.

On August 6, 1996 the Company completed its acquisition of Phoenix Airbag, a major European airbag manufacturer located in Hildesheim, Germany. Pursuant to the Stock Purchase Agreement, the Company initially acquired eighty percent (80%) of Phoenix AG's interest in Phoenix Airbag for a purchase price of approximately $22 million, subject to a net worth adjustment. The Company will acquire the remaining twenty percent (20%) interest effective December 31, 1998, but is entitled to all of the income of Phoenix Airbag from the date of the acquisition. The additional purchase price of up to approximately $7.5 million for the remaining twenty percent (20%) interest is contingent on Phoenix Airbag meeting certain annual performance targets for the calendar years 1996 through 1998. Phoenix Airbag met the performance targets for calendar year 1996 and one-third of the contingent purchase price has been accrued at December 31, 1996. If the annual performance targets for 1997 and 1998 are not met, the Company will acquire the remaining twenty percent (20%) without any additional consideration. Additionally, the Company will, under certain circumstances, be required to provide a bank guaranty, in August 1997, to secure the payment of up to approximately $4.0 million of the contingent purchase price.

On August 1, 1996, the Company entered into a loan agreement with Bank of America National Trust and Savings Association. The loan agreement provided the Company with financing for the acquisition of Phoenix Airbag in the form of a $20 million acquisition term loan, amortizing over a four-year period. The loan agreement also provides for a $5.5 million revolving credit facility and a non-revolving stand-by letter of credit facility to secure payment, if necessary, of the contingent purchase price for the acquisition of Phoenix Airbag. (The term loan, revolving credit facility and stand-by letter of credit facility are collectively referred to as the ("Bank of America Facility"). Indebtedness under the Bank of America Facility is secured by substantially all the assets of the Company and bears interest at the LIBOR indexed rate plus 2-1/4%. The Bank of America Facility contains certain financial covenants, including limitations on indebtedness and liens, fixed charge coverage ratios, maximum leverage, minimum ratio of current assets to current liabilities, minimum tangible net worth and prohibitions on the payment of dividends.

The Company, as of December 31, 1996, has outstanding commitments for capital expenditures for additional property, plant and equipment of approximately $2 million, which includes the completion of the Czech facility and the acquisition of additional equipment to expand the Company's production capacity worldwide. The Company will pay for these capital expenditures through the use of cash on hand, from the proceeds of the June 1995 public offering, additional equipment financing and use of the Company's revolving credit facility.

This Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market condition risks, costs associated with integration and administration of acquired operations, the timing of introduction of new models of automobiles for which the Company manufactures airbags, changes in consumer vehicle preferences, major labor disputes in the automotive industry, changes in the strategic direction of defense spending, the ability of a subcontractor of the Company to resolve its disputes with the U.S. Army, the timing of defense procurement and specific defense program appropriation decisions.

                          PART II - OTHER INFORMATION


Items 1 through 5 are omitted as they are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

  10.1 TRW/SCI Multi Year Agreement dated as of April 1, 1996 among TRW Vehicle Safety Systems, Inc., TRW, Inc. and Safety Components International, Inc. Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted.

  10.2 Exhibits and Schedules to Credit Agreement dated as of March 15, 1996 among Safety Components International, Inc., Automotive Safety Components International, Inc., Galion, Inc., Valentec Systems, Inc. and Citicorp USA, Inc.

  10.3 Amendment No. 1 to Loan Agreement among Safety Components International, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany (DE), Inc. and Bank of America National Trust & Savings Association dated as of September 30, 1996.

  10.4 Amendment No. 2 to Loan Agreement among Safety Components International, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany (DE), Inc. and Bank of America National Trust & Savings Association dated as of October 31, 1996.

  10.5 Amendment No. 3 to Loan Agreement among Safety Components International, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany (DE), Inc. and Bank of America National Trust & Savings Association dated as of December 31, 1996.

  11.1    Statement of Computation of Per Share Earnings

  27      Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SAFETY COMPONENTS INTERNATIONAL, INC.



Date:  February 14, 1997                     By:    /s/ W. Hardy Myers
       -----------------                        ------------------------------
                                                        W. Hardy Myers
                                                    Chief Financial Officer
                                                (Principal Accounting Officer)

                                 Exhibit Index


EXHIBIT                       DESCRIPTION                             PAGE

 10.1     TRW/SCI Multi Year Agreement dated as of April 1,
          1996 among TRW Vehicle Safety Systems, Inc., TRW,
          Inc. and Safety Components International, Inc.
          Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted.

 10.2 Exhibits and Schedules to Credit Agreement dated as of March 15, 1996 among Safety Components
          International, Inc., Automotive Safety Components
          International, Inc., Galion, Inc., Valentec Systems,
          Inc. and Citicorp USA, Inc.

 10.3     Amendment No. 1 to Loan Agreement among Safety
          Components International, Inc., Automotive Safety
          Components International, Inc., ASCI Holdings
          Germany (DE), Inc. and Bank of America National
          Trust & Savings Association dated as of September
          30, 1996.

 10.4     Amendment No. 2 to Loan Agreement among Safety
          Components International, Inc., Automotive Safety
          Components International, Inc., ASCI Holdings
          Germany (DE), Inc. and Bank of America National Trust
          & Savings Association dated as of October 31, 1996.

 10.5     Amendment No. 3 to Loan Agreement among Safety
          Components International, Inc., Automotive Safety
          Components International, Inc., ASCI Holdings
          Germany (DE), Inc. and Bank of America National Trust
          & Savings Association dated as of December 31, 1996.

 11.1     Statement of Computation of Per Share Earnings

 27       Financial Data Schedule