Form 10-K
period 1997-03-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 1997-07-01
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
      (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended March 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                       REQUIRED] For the transition period
                                     from to
                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)

                               3190 Pullman Street
                             Costa Mesa, California
                              (Address of principal
                               executive offices)

                                   33-0596831
                                (I.R.S. Employer
                               Identification No.)

                                      92626
                                   (Zip Code)

        Registrant's telephone number, including area code (714) 662-7756

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

                           Yes [X]     No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of June 19, 1997, was approximately $52,661,522.

         The number of shares outstanding of the registrant's common stock, as of June 19, 1996, is as follows:


         Class                                                 Number of Shares
-------------------------------------------------------------------------------
Common Stock, par value $.01 per share                             5,015,383

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement in connection with its 1997 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.           BUSINESS

THE COMPANY

         Safety Components International, Inc. (the "Company" or "Safety Components"), a Delaware corporation which was formed on January 12, 1994 as a wholly-owned subsidiary of Valentec International Corporation, a Delaware corporation ("Valentec"), is a leading, low cost independent supplier of automotive airbag cushions with operations in North America, Europe and Asia. The Company sells airbag cushions worldwide to most of the major airbag module integrators that outsource for such products. In addition to the Company's airbags products, the Company also produces defense related products, primarily projectiles and other metal components for small to medium caliber training and tactical ammunition, which account for $15.1 million or 18% of the Company's consolidated fiscal 1997 net sales.

SIGNIFICANT TRANSACTIONS

         The JPS Acquisition. On June 30, 1997, the Company entered into a definitive agreement to acquire the air restraints and technical products division (the "Business") of JPS Automotive L.P. ("JPS Automotive") for $56.3 million (including 18 looms scheduled for delivery prior to closing) plus the assumption of $797,000 in indebtedness, subject to a post-closing adjustment (the "JPS Acquisition"). The JPS Acquisition is subject to certain conditions, including the ability of the Company to obtain financing for such acquisition. The Company expects to finance the JPS Acquisition with a portion of the proceeds of a private placement (the "Offering") of $80,000,000 of its Senior Subordinated Notes. Such Senior Subordinated Notes will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. There can be no assurance that such financing will be consummated. JPS Automotive is a leading, low cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added synthetic fabrics used in a variety of niche industrial and commercial applications. The Company believes the acquisition of JPS Automotive represents an important step in its airbag growth strategy because it will enable the Company to: (i) combine strong market positions in fabric and cushions; (ii) integrate low-cost manufacturing capabilities in airbag fabric and cushions to exploit the continued demand for airbag modules; (iii) interchange airbag and specialty industrial fabrics using the same equipment and manufacturing processes thereby allowing the Company to effectively utilize manufacturing assets and (iv) enhance and expand its customer base.

         The Valentec Acquisition. Pursuant to a definitive Stock Purchase Agreement, dated as of May 22, 1997, the Company acquired in a stock for stock transaction all of the outstanding capital stock of Valentec (the "Valentec Acquisition"). Valentec is a high-volume manufacturer of stamped and precision machined products for the automotive, commercial and defense industries. The Company believes that Valentec's machining capabilities and relationships with airbag module producers will enable the Company to increase the amount of content per airbag module supplied by the Company. Pursuant to this strategy, the Company has begun producing end caps and retainer brackets for two of its larger airbag module customers. In addition, the Company believes that it will be able to eliminate certain duplicative corporate functions at Valentec, resulting in improved efficiencies and cost savings.

         The foregoing contains forward-looking statements. There are certain important factors that could cause results to materially differ from those anticipated from the statements made above. These factors include, but are not limited to: the ability of Safety Components to consummate the financing necessary for the JPS Acquisition and the continued performance by JPS Automotive at historical levels; the ability to realize anticipated cost savings; the ability to achieve earnings projected by Valentec; the continuation of favorable trends in the metal stamping business; world-wide automotive sales; automotive labor strikes or business interruptions; fluctuation in world-wide economic conditions; dependence of revenues upon several major module suppliers and pricing pressures.

         The Credit Agreement with KeyBank - As of May 21, 1997, the Company, Phoenix Airbag GmbH ("Phoenix") and Automotive Safety Components International Limited entered into a Credit Agreement with KeyBank National Association, as administrative agent, and the lending institutions named therein (the "Credit Agreement"). The Credit Agreement provides for (i) a term loan in the principal amount of $15.0 million and (ii) a revolving credit facility in the aggregate principal amount of up to $12.0 million (including letter of credit facilities). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

AIRBAG RELATED PRODUCTS

AIRBAG INDUSTRY

Airbag Module Growth. The worldwide market for airbag modules has grown rapidly in recent years from approximately 3.6 million installed units in 1991 to approximately 57.2 million installed units in 1996. According to automotive research firm Tier One, Inc., installed module sales are projected to more than double from approximately 57.2 million in 1996 to 123.1 million in 2000 as a result of increasing penetration in Europe and Asia, growth in demand for side and rear-impact bags and growth in automotive demand within developing countries. National Highway Transportation Safety Administration (" NHTSA") regulations require installation of driver-side and passenger-side airbags in all U.S. passenger cars beginning in model year 1998 and on light trucks in model year 1999. Canadian-produced cars are also being built to these standards, as are all Mexican-built vehicles that are exported to the United States, Canada and Europe. The adoption of airbags in Europe is consumer demand driven rather than governmentally mandated. The European market is quickly moving towards 100% installation of driver-side and passenger-side airbags as a result of declining unit costs and safety consciousness of Europeans. Approximately 21.7% of the Company's net sales in fiscal year 1997 were from Europe and the Company believes its three European facilities provide ample capacity to service the projected increase in demand for airbag units in the region. Installation rates on Japanese vehicles are expected to approach those of the United States by the year 2000. The Company currently sells directly to KIA Motors Corp. ("KIA") and the Company's airbag cushions are currently sold for installation in Toyota, Nissan and Mazda automobile models. The Company has recently entered into a Chinese joint venture to meet the increasing requirements of Asian automakers.

         The foregoing contains forward-looking statements. There are certain important factors that could cause results to materially differ from those anticipated form the statements made above. These factors include, but are not limited to: the Company's ability to maintain or increase its market share; the growth in demand for airbags in Europe and Asia; and the growth in automotive demand within developing countries.

Structure of the Airbag Industry. Airbag systems consist of an airbag module and an electronic control module, which are currently integrated by automakers into their respective vehicles. Airbag modules consist of inflators, cushions, housing and trim covers and are assembled by module integrators, of which there are currently seven. All but one of these module integrators produce all of the components required for a complete module. However, as the industry has evolved, all but one also outsource a portion of their cushion requirements from Tier 2 suppliers such as the Company.

AUTOMOTIVE PRODUCTS

         The Company's automotive products include passenger, driver side and side impact airbags manufactured for installation in 35 different car and truck models sold worldwide (including models manufactured by General Motors, Ford, Chrysler, Toyota, Mazda, Nissan, KIA, Mercedes, BMW, Volkswagen, Rover and
Audi); and stamped and machined components used in airbag systems, including passenger airbag retainers that attach the airbag cushion to the module's reaction can, as well as driver side module products and components used in airbag inflators.

         The  Company  also  manufactures   computer   peripheral   devices  and
anti-theft devices for the garment and retail industries.

CUSTOMERS

         Sales of airbag related products to TRW Vehicle Safety Systems, Inc. ("TRW") and Petri accounted for approximately 47% and 23%, respectively, of the Company's consolidated fiscal 1997 net sales.

         The Company sells its airbag cushions to airbag module integrators for inclusion in specified model cars generally pursuant to requirements contracts. Certain of these customers also manufacture airbag cushions to be used in their production of airbag modules.

         The following describes the Company's contractual relationship with its significant customers.

         TRW. The Company has one requirements contract with TRW with respect to TRW's North American airbag cushion requirements and another requirements contract with TRW with respect to TRW's European airbag cushion requirements. Under these contracts, TRW has agreed to purchase its requirements for airbag cushions for specific models of automobiles at prices to be agreed upon prior to the beginning of each model year. Each agreement provides that cost reductions of the Company will result in price reductions to TRW. Neither agreement requires the customer to purchase a specified number of airbag cushions. Each agreement is terminable by the customer on 90 days' prior written notice. The North American requirements agreement is for driver and passenger side airbag cushions for specified models in model years 1996 through 1999 and requires the Company to maintain capacity to manufacture and ship 25% more airbag cushions than actual quantity estimates provided by TRW. The European requirements agreement contains penalty payments in the event that the Company is delayed in delivering the airbag cushion quantities required.

         Petri. The Company's "evergreen" agreement with Petri provides that prior to commencement of each calendar year the parties will negotiate price, quantity and other relevant terms of the airbag cushion supply contract for such calendar year. Petri is under no contractual obligation to enter into such annual supply agreements with the Company. The Company's current agreement with Petri provides for the supply of all of Petri's airbag requirements, which were
3.0 million airbag cushions during calendar year 1997.

SUPPLIERS

         The Company's principal airbag cushion customers generally approve all suppliers of major airbag components. These suppliers are approved after undergoing a rigorous qualification process on their products and manufacturing capabilities. In many cases, only one approved source of supply exists for certain airbag components. In the event that a sole source supplier experiences prolonged delays in product shipments or no longer qualifies as a supplier, the Company would work together with its customers to identify another qualified source of supply. Although alternative sources of supply exist, a prolonged delay in the approval by the Company's customers of any such alternative sources of supply could adversely affect the Company's operating results. Under the Company's agreements with its customers, any changes in the cost of major components are passed through to the customers.

CAPACITY

         The Company's  Mexican  facility has a current  capacity to manufacture
5.0 million airbag cushions per year and manufactured 5.0 million passenger side and driver side airbag cushions in fiscal year 1997. The Company's United Kingdom facility has current capacity to manufacture approximately 440,000 airbag cushions per year and manufactured 350,000 driver side airbags in fiscal 1997. The Company's German facility manufactured approximately 3.0 million driver side and side impact airbags in fiscal 1997 and is at or near full capacity. The Company's Czech Republic facility which began production in 1997, has a current capacity of 4.0 million airbags per year and is expected to produce 1.2 million passenger side and driver side airbags in fiscal 1998. The Company believes that its present capacity is sufficient to meet its currently forecasted expansion in production for the foreseeable future.

         The Company has recently entered into a joint venture agreement which establishes a joint venture for the production of airbag cushions in China. The Company owns an 80% interest in the joint venture. The plant and labor for the joint venture is provided by the Company's joint venture partner. The joint venture has the capacity to produce approximately 2.0 million airbag cushions per year and operations are expected to commence in June 1998. The Company is contemplating the introduction of weaving capabilities at this facility through the JPS Acquisition.

         Since 1993, the Business has invested $19.4 million in capacity expansion, significant modernization of its manufacturing facilities and equipment upgrades. In addition, pursuant to the JPS Acquisition, the Company will acquire 18 additional looms which is expected to further enhance the Company's manufacturing capacity and flexibility.

SALES AND MARKETING

         The Company markets and sells airbag cushions through a direct sales force based in Costa Mesa, California. Prior to 1996, the Company conducted its airbag cushion sales and marketing through the efforts of its management and through Champion Sales & Service Co. ("Champion"), an outside marketing firm engaged by the Company since May 1992. Champion and Mr. Zummo, the Company's Chief Executive Officer, were instrumental in establishing the Company's relationship with TRW. The Company is obligated to pay Champion a commission of 1.5% and [2%] on all sales of airbags and airbag components, respectively, to TRW. The Company believes its reputation and existing relationships with airbag customers diminish the need for an outside marketing firm, and accordingly, the Company and Champion are in the process of renegotiating the terms of Champion's Representation Agreement with respect to TRW. Under its current Representation Agreements with the Company, Champion is restricted from selling or marketing products of other companies which compete with the products sold by the Company. The Company's direct sales force includes certain affiliates of Champion.

COMPETITION

         The Company competes with several independent suppliers of airbag cushions in the United States and Europe for sales to airbag module integrators. The Company also competes with TRW which is an airbag module integrator that produces a substantial portion of its own airbag cushions for its own consumption. However, TRW does not generally manufacture airbag cushions for the same vehicle models that the Company manufactures for TRW. Many airbag module integrators subcontract a portion of their requirements for airbag cushions. The Company believes that its good working relationship with its customers, the Company's high volume and low cost manufacturing capability, consistency and level of quality products, the existence of the agreements with TRW, the lengthy process necessary to qualify as a supplier to an automobile manufacturer and the desire in the automotive industry to avoid changes in established suppliers due to substantial costs of such changes create certain barriers to entry for potential competitors for the airbag business of the Company's customers.

         The automotive airbag cushion and airbag module markets are highly competitive. Some of the Company's current and potential competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of its price, product quality, reliability, and capability to produce a high volume of many models of passenger side and driver side airbags. Increased competition, as well as price reductions of airbag systems, would adversely affect the Company's revenues and profitability.

QUALIFICATION AND QUALITY CONTROL

         The Company successfully completed the rigorous process of qualifying as an airbag supplier to TRW in 1992. Each of the Company's airbags manufactured for TRW is required to pass design validation and process validation tests established by the automobile manufacturers and supervised by TRW relating to the product's design and manufacture. TRW participates in these design and process validations and must be satisfied with the product's reliability and performance prior to awarding a production order. The Company satisfies the QPS-0100 standard set by TRW for design and process validation, which qualifies it to be a supplier to TRW.

         The Company has extensive quality control systems in its airbag manufacturing facilities, including the inspection and testing of all products. The Company also undertakes process capability studies to determine that the Company's manufacturing processes have the capability of producing at the quality levels required by its customers.

         The Company's United Kingdom facility operates under TRW's quality system which meets or exceeds ISO 9000, an international standard for quality. The Company's German facility also satisfies ISO 9000 standards. This qualification has enabled the Company's European operations to manufacture airbags under the Company's agreement with TRW. As is the case in the United States, however, the automobile manufacturers may conduct their own design and process validation tests of the Company's operations.

GOVERNMENTAL REGULATIONS

         Airbag systems installed in automobiles sold in the United States must comply with certain government regulations, including Federal Motor Vehicle Safety Standard 208, promulgated by the United States Department of Transportation. The Company's customers are required to self-certify that airbag systems installed in vehicles sold in the United States satisfy these requirements. The Company's operations are subject to various environmental, employee safety and wage and transportation related statutes and regulations. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

PRODUCT LIABILITY

         The Company is engaged in a business which could expose it to possible claims for injury resulting from the failure of products sold by it. Recently, there has been increased public attention to injuries and deaths of children and small adults due to the force of the inflation of airbags. To date, however, the Company has not been named as a defendant in any product liability lawsuit nor threatened with any such lawsuit. The Company maintains product liability insurance coverage which management believes to be adequate. However, a successful claim brought against the Company resulting in a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

DEFENSE RELATED PRODUCTS

         The Company is a supplier of military ordnance and other related products as well as of projectiles and other metal components for small to medium caliber training and tactical ammunition. Sales of defense related products accounted for $15.1 million or 18% of the Company's consolidated fiscal 1997 net sales.

SYSTEMS CONTRACT

         In September 1994, the Company was awarded Contract DAAA09-94-C-0532 (the "Systems Contract") by the United States Army. The Systems Contract backlog was $18.6 million at March 31, 1997, and the Company expects to reduce such backlog to $10.8 million by late fiscal 1998. The mortar cartridges sold by the Company to the United States Army pursuant to the Systems Contract will be utilized in free standing, long-range artillery weapons in support of infantry units. As a systems integrator, the Company does not manufacture the mortar cartridges itself, but is a prime contractor, coordinating the manufacture and assembly of the product components by various subcontractors. Accordingly, the Systems Contract has not necessitated a significant investment in capital equipment. As the prime contractor, the Company is responsible for conducting quality control inspections and ensuring that the contract is fulfilled in a timely and efficient manner.

         The deliveries of completed mortar cartridges were initially expected to begin in September 1995, and the Systems Contract was expected to be completed by September 1996. Due to a delay by one of its subcontractors, the Company has experienced delays in the shipment of mortar cartridges against the original shipment schedule. The delay relates to matters between such subcontractor and the United States Army. As a result of these issues, the United States Army has extended the time for delivery under the Systems Contract, and the Company now anticipates that the initial deliveries of mortar cartridges will commence in late fiscal 1998.

OTHER

         The Company manufactures projectiles and other metal components primarily for 20 millimeter ammunition and to a lesser extent for 25 and 30 millimeter ammunition used by the United States Armed Forces. This ammunition is fired from guns mounted on aircraft, naval vessels and armored vehicles. The metal components manufactured by the Company are shipped to a loading facility, operated either by the United States Government or a prime defense contractor, which loads the explosives, assembles the rounds and packages the ammunition for use. The Company primarily manufactures components that are used in training rounds, which are similar to tactical rounds but do not contain the same explosive or incendiary devices contained in tactical rounds. Because of the continuous use of training ammunition, the majority of the rounds purchased by the U.S. Armed Forces are training rounds. The U.S. Armed Forces regularly replenishes its inventory of training ammunition.

MARKETS AND CUSTOMERS

         The Company's defense related sales are made to the United States Armed Forces, certain prime defense contractors for the United States Armed Forces and foreign governments or contractors for foreign governments. The Company is a principal or sole source supplier for many of the projectiles and other metal components it manufactures. There can be no assurance, however, that other companies will not begin to manufacture such products in the future and replace part or all of the sales by the Company of these products.

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

SUPPLIERS

         The Company believes that adequate supplies of the raw materials used in the manufacture of its small to medium caliber products are available from existing and, in most cases, alternative sources, although the Company is frequently limited to procuring such materials and components from sources approved by the United States Government.

QUALITY CONTROL

         The Company's defense operations employ Statistical Process Controls extensively throughout its manufacturing process to ensure that required quality levels are maintained and that products are manufactured in accordance with specifications. The Company satisfies the United States Government quality control standard Million-Q-9858A and ISO-9002. Under the Systems Contract, the Company is responsible for conducting inspections of the subcontractors for the program to ensure that they meet these same standards.

COMPETITION

         The Company competes for contracts with other potential suppliers based on price and the ability to manufacture superior quality products to required specifications and tolerances. The Company believes that it has certain competitive advantages including its high volume, cost-efficient manufacturing capability, its co-development of new products with its customers, and the United States Government's inclination to remain with long-term reliable suppliers. Since the Company's processes do not include a significant amount of proprietary information, however, there can be no assurance that other companies will not, in time, be able to duplicate the Company's manufacturing processes. Many of the Company's competitors have greater financial resources than the Company.

UNITED STATES GOVERNMENT CONTRACTS

         Virtually all of the Company's defense related contracts, including the Systems Contract, are firm fixed price contracts with the United States Government or certain of the United States Government's prime contractors. Under fixed price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all of the benefit or detriment resulting from decreases or increases in the costs of performing the contract.

         A majority of the Company's manufacturing agreements with the United States Armed Forces and its prime defense contractors are for the provision of components for a one year term (two years in the case of the Systems Contract), subject, in certain cases, to the right of the United States Government to renew the contract for an additional term. Renewals of United States Government contracts depend upon annual Congressional appropriations and the current requirements of the United States Armed Forces. United States Government contracts and contracts with defense contractors are, by their terms, subject to termination by the United States Government for its convenience. Fixed price contracts provide for payment upon termination for items delivered to and accepted by the United States Government, and, if the termination is for convenience, for payment of the contractor's costs incurred through the date of termination plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred.

SEASONALITY

         The Company's automotive products business is subject to the seasonal characteristics of the automotive industry in which there are seasonal plant shutdowns in the third and fourth quarters of each calendar year. Although the Systems Contract is not seasonal in nature, there have been and will continue to be variations in revenues from the Systems Contract based upon costs incurred by the Company in fulfilling the Systems Contract in each quarter. The majority of the Company's manufacturing under its agreements with the United States Government and prime defense contractors has historically occurred from January through September and there is generally a lower level of manufacturing and sales during the fourth quarter of the calendar year.

BACKLOG

         The Company does not reflect an order for airbags or airbag fabric in backlog until it has received a purchase order and a material procurement release which specifies the quantity ordered and specific delivery dates. Generally, these orders are shipped within four to eight weeks of receipt of the purchase order and material release. As a result, the Company does not believe backlog is a reliable measure of future airbag sales.

         As of March 31, 1997, the Company had a defense-related backlog of approximately $24.4 million of which $10.8 million is expected to be completed before the end of fiscal year 1998.

RISKS OF FOREIGN OPERATIONS

         Certain of the Company's consolidated sales are generated outside of the United States. Foreign operations and exports to foreign markets are subject to a number of special risks, including, but not limited to, risks with respect to fluctuations in currency exchange rates, economic and political destabilization, other disruption of markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas, foreign customs and tariffs and unexpected changes in regulatory environments), changes in foreign laws regarding trade and investment, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company's ability to increase or maintain its foreign sales or on its results of operations.

         In addition, the Company has significant manufacturing operations in foreign countries and purchases a portion of its raw materials from foreign suppliers. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold.

         Certain of the Company's operations generate net sales and incur expenses in foreign currencies. The Company's financial results from international operations may be affected by fluctuations in currency exchange rates. Certain exchange rate risks to the Company are limited by contractual clauses in the Company's agreement with TRW for European supply of airbags. Future fluctuations in certain currency exchange rates could adversely affect the Company's financial results.

EMPLOYEES

         At March 31, 1997, the Company employed approximately 1,572 employees with 1,477 of such employees employed with respect to its automotive operations and 95 employees employed with respect to its defense related operations. The Company's hourly employees in Mexico are unionized and, in addition, are entitled to a federally-regulated minimum wage, which is adjusted, at minimum, every two years. None of the Company's other employees are unionized. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees to be good.

ENVIRONMENTAL MATTERS

         The Company has identified two areas of underground contamination at the Company's facility in Galion, Ohio. One area involves a localized plating solution spill. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. Such environmental consultants estimate that the Company's voluntary plan of remediation could take three to five years to implement, followed up by annual maintenance. The consultant also estimates that remediation costs will be approximately $300,000. However, depending on the actual extent of impact to the Company or more stringent regulatory criteria, these costs could be higher.In addition, a site remediation plan has been approved by the Regional Water Quality Control Board for the Company's Costa Mesa, California facility. Such plan will take approximately five years to implement at an estimated cost of approximately $250,000. The remediation plan currently includes the simultaneous operation of a groundwater and vapor extraction system. In the opinion of management, no material expenditures will be required for its environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. See Note 8 to Notes to Consolidated Financial Statements included elsewhere in this Report.

JPS AUTOMOTIVE

         JPS Automotive, through its air restraints and technical products division (the "Business"), is a leading low cost independent supplier of automotive airbag fabric in North America and is also a leading manufacturer of value-added synthetic fabrics used in a variety of niche industrial and commercial applications. Of the seven current module integrators, only one weaves airbag fabric; the rest purchase fabric from the Business. See " - Airbag Related Products - Airbag Industry - Structure of the Airbag Industry."

         The Business' largest airbag fabric customers include TRW, AlliedSignal Inc. ("AlliedSignal"), Delphi Interior and Lighting ("Delphi") and AutoLiv (Morton) International ("AutoLiv"). The Business also sells to Reeves Industries, Inc., Bradford, ABC, Mexican Industries of Michigan Inc. ("Mexican Industries") and BREED Technologies, Inc. Of the four largest module integrators of systems (which include the airbag and inflator), three use the Business' airbag fabric and the fourth sources all of its fabrics internally. The Business sells its fabric either directly to a module integrator or, in some cases, to a fabricator (such as the Company), which sells a sewn airbag to the module integrator. Because driver-side fabric historically has been coated (to prevent the driver's exposure to high temperatures) before fabrication into airbags, the Business also sells fabric to coating companies, which then resell the coated fabric to either an airbag fabricator or systems manufacturer. Sales are either made against purchase orders, to releases on open purchase orders, or pursuant to short-term supply contracts generally having a duration of up to twelve months.

         The Business has a facility in South Carolina which manufactures airbag fabric. The Business utilizes rapier weaving machines that are highly versatile in their ability to produce a broad array of specialty industrial fabrics for use in a large number of applications. In addition, the Business' machinery and equipment have the capability to weave all types of yarns specified by air module integrators. The ability to easily interchange the machines between air restraint fabric and other specialty industrial fabrics allows the Business to maximize returns on plant assets.

         The Business shares the U.S. airbag fabric market with another major competitor, Milliken & Co. and three smaller fabric manufacturers. In addition, Takata Inc. (which is also known as Highland Industries), an airbag module integrator, produces fabric for its airbag cushions. Barriers to entry into this market include the substantial capital requirements and lengthy lead-times required for certification of a new participant's fabrics by buyers.

         The Business underwent rigorous design validation and process validation tests, similar to the tests undergone by the Company in qualifying as a supplier to TRW, in order to qualify as a supplier to TRW and AutoLiv, which recently granted a purchase order to the Business. The Business' airbag fabric operations have been certified as a Quality Assurance Approved Supplier by each of AlliedSignal, TRW, AutoLiv and Mexican Industries. In addition, the laboratory of the Business' airbag fabric operations has obtained Accreditation Against ISO-Guide 25 to ASTM and DIN Test Methods from the American Association of Laboratory Accreditation and GP-10 certification from General Motors.

         The Business also manufactures a wide array of specialty synthetic fabrics for consumer and industrial uses. These fabrics include: (i) luggage fabrics, including "ballistics" fabric used in Tumi brand luggage; (ii) filtration fabrics used in the aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products;
(iv) specialty fabrics used in police jackets, fuel cells, bomb and cargo chutes, oil booms, gas diaphragms; and (v) release liners used in tire manufacturing. Sales are made against purchase orders, releases on open purchase orders, or pursuant to short-term supply contracts of up to twelve months. Manufacturing of these products occurs at the Business' South Carolina facility, using the same machines that weave the airbag fabrics which enables the Business to take advantage of demand requirements for the various products with minimal expenditure on production retooling costs. Manufacture of the industrial products with the same machines that weave airbag fabric allows the Business to more effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

ITEM 2.  PROPERTIES

                  The Company maintains its corporate headquarters in Costa Mesa, California. The Company manufactures automotive products in five locations, with total plant area of approximately 519,500 square feet (including administrative, engineering and research and development areas housed at plant sites). Below is an overview of the Company's manufacturing and office facilities:


                                                            Floor Area         Owned/    Lease      Number of
                     Location                                (Sq. Ft.)         Leased  Expiration   Employees
     ----------------------------------------------         ----------         ------  ----------   ---------

Airbag
    Ensenada, Mexico (airbags).....................           97,000  (1)      Leased     1998 (2)     971
    Germany (airbags)..............................           55,000  (3)      Leased     1998 (4)     248
    Czech Republic (airbags).......................          100,000  (5)       Owned      N/A         233
    Gwent, Wales (airbags).........................           20,000  (5)      Leased     2003          58
    Costa Mesa, California (airbags and defense)...          139,000  (6,7)    Leased     1999         181
    Otay Mesa, California8.........................            7,900           Leased     1998           3
Defense (9)
    Mount Arlington, New Jersey
    (defense systems)..............................            3,600  (10)     Leased                   10
    Galion, Ohio (defense products)................           97,000  (6)       Owned      N/A          75

------------------------
1   Office, manufacturing and research and development space.
2   Lease is subject to two one-year renewal options.
3   Manufacturing, sales and administration space.
4 The lease with respect to the 40,000 square feet comprising manufacturing space expires in 1998. The lease with respect to the 15,000 square feet comprising sales and administrative space expires in 2001.
5   Manufacturing and office space.
6   Manufacturing and administrative space.
7   Consists of two facilities.
8   Finished goods distribution center.
9 Defense related products are also manufactured at the Costa Mesa facility listed above.
10  Office space.



ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Common Stock is listed on the Nasdaq National Market (Nasdaq symbol: ABAG). The following table sets forth the high and low reported sale prices of the Common Stock for each full quarterly period within the two most recent fiscal years.


                                                             High        Low
                                                            -------    -------
Year Ended March 31, 1997
     First Quarter ......................................   $14 3/4    $ 9 1/4
     Second Quarter .....................................   $13 1/4    $ 9 1/2
     Third Quarter ......................................   $13        $ 8 3/4
     Fourth Quarter .....................................   $13        $10


Year Ended March 31, 1996
     First Quarter ......................................   $20 3/4     $16 1/2
     Second Quarter .....................................   $21 1/4     $15
     Third Quarter ......................................   $19 1/2     $13 3/4
     Fourth Quarter .....................................   $15 3/4     $12 1/2


         As of June 26, 1997, there were approximately 88 holders of record of the Common Stock.

         The Company has, to date, not paid any cash dividends to its stockholders and presently intends to continue its policy of retaining its earnings to support the growth and development of its business. The Company's existing credit agreement restricts the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data as of and for the fiscal years ended March 31, 1997, 1996 and 1995 and for the period from April 28, 1993 through March 31, 1994 are derived from the combined and consolidated financial statements of the Company and the Automotive and Galion divisions of Valentec (the "Valentec Divisions") which have been audited by Price Waterhouse LLP, independent accountants. Subsequent to the management buy-out of Valentec on April 27, 1993 (the "Management Buy-Out"), Valentec and the Company changed their respective fiscal year ends from December 31 to March 31. The accounting bases of the Valentec Divisions subsequent to the Valentec Management Buy-Out on April 27, 1993 differs from the historical accounting bases of these divisions.


         During the 1997 fiscal year, the Company changed its accounting for product launch costs from the deferral method to the expense as incurred method. The Company recorded the cumulative effect of this change in accounting principle in the amount of $1.3 million, net of income taxes, or $0.25 per share. During fiscal year 1997 $1.8 million ($1.1 million net of tax benefit of $704,000) of product launch costs were expensed. In addition, in connection with a new loan agreement with Bank of America National Trust and Savings Association, which replaced the revolving credit with Citicorp US, Inc., the Company recorded an extraordinary loss of $383,000, net of income taxes, or $0.08 per share, relating to the write-off of deferred financing costs incurred for the previous credit facility.


         The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto, included elsewhere in this Report.


(in thousands, except share and per share data and footnotes)

INCOME STATEMENT DATA

                                                                                                Eleven
                                                                                                Months
                                                                                               April 28,
                                                                                                 1993
                                                                 Years Ended March 31,         Through
                                                          ----------------------------------   March 31,
                                                             1997 (1)    1996 (1)    1995 (1)    1994
                                                          ----------------------------------------------

Net sales .............................................   $ 83,958    $ 94,942    $ 51,779    $ 22,444
Cost of goods sold ....................................     67,934      81,908      44,553      18,895
Gross profit ..........................................     16,024      13,034       7,226       3,549
Selling, general and administrative expenses ..........      7,420       5,430       4,050       2,738
Non-recurring consulting charge .......................       --          --          --         1,250
Operating income (loss) ...............................      8,604       7,604       3,176        (439)
Other expense (income) ................................        208        (807)       (484)        (83)
Interest expense ......................................      1,555         381         244         235
Income (loss) before income taxes .....................      6,841       8,030       3,416        (591)
Income tax provision (benefit) ........................      2,995       3,116       1,283        (207)
Income (loss) before extraordinary item and cumulative
     Effect of accounting change ......................      3,846       4,914       2,133        (384)
Extraordinary item - deferred financing costs (less tax
     Benefit of $255) .................................       (383)          -           -           -
Cumulative effect of change in accounting for deferred
      Product launch costs (less tax benefit of $718) .     (1,259)          -           -           -
Net income (loss) .....................................   $  2,204    $  4,914    $  2,133    $   (384)



                                                                                                           Eleven
                                                                                                           Months
                                                                                                          April 28,
                                                                                                            1993
                                                                                 March 31,                Through
                                                                 --------------------------------------   March 31,
                                                                    1997 (1)      1996 (1)     1995 (1)    1994
                                                                 --------------------------------------------------
PER SHARE DATA (3)

  Income before extraordinary item and cumulative effect of
     accounting change .......................................     $0.77         $0.99         $0.53         -
  Extraordinary item .........................................     (0.08)            -             -         -
  Cumulative effect of change in accounting for deferred
     product launch costs ....................................     (0.25)            -             -         -
  Net income per share .......................................     $0.44         $0.99         $0.53
  Weighted average common shares outstanding .................   5,026,501     4,980,884     4,030,787       -


Pro forma amounts assuming the new accounting method is applied retroactively:

Income before extraordinary item .............................    $3,846              -            -         -
                                                                  ======
  Earnings per common share ..................................    $ 0.77              -            -         -
                                                                  ======

Net Income ...................................................    $3,463         $5,017        $ 950         -
                                                                  ======         ======        =====
  Earnings per common share ..................................    $ 0.69         $ 1.01        $0.24         -
                                                                  ======         ======        =====



BALANCE SHEET DATA

                                                                              March 31,
                                                                 -------------------------------------
                                                                   1997      1996      1995      1994
                                                                 -------------------------------------
                                                                             (in thousands)

Working capital ..............................................   $11,755   $25,067   $ 8,206   $ 1,504
Total assets .................................................    73,407    49,831    28,311    12,837
Long-term debt, net of current portion .......................    21,296     3,087     2,043     4,760
Division equity ..............................................         -         -         -       866
Stockholders' equity .........................................    35,274    35,344    15,971         -

--------------------------------------------
(1) The Company did not declare dividends during fiscal year 1997, 1996 or 1995.
(2) As more fully described in Note 5 to Notes to the Company's Consolidated Financial Statements, the Valentec Divisions incurred a $1.3 million non-recurring, non-cash expense related to the issuance of shares of Common Stock to certain stockholders and affiliates of Champion.
(3) The weighted average number of common shares outstanding as of March 31, 1996 and 1995 includes the weighted average of the pro forma number of shares assumed issued prior to the Company's initial public offering in May 1994 to retire inter-company and other indebtedness. The Valentec Divisions did not have a defined capital structure and, as a result, earnings per share amounts are not presented for the periods prior to the fiscal year ended March 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Due to the Company's historical and anticipated growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto, appearing herein.

         The Company is a leading low cost independent supplier of airbag cushions for a variety of automobiles and light trucks to Tier 1 airbag system suppliers.

         During fiscal year 1997, the Company expanded its production and sales in Europe through its acquisition of Phoenix Airbag in Germany and construction of its manufacturing facility in the Czech Republic. The acquisition of Phoenix Airbag was accounted for as a purchase and, accordingly, the operations of Phoenix Airbag are included in the historical consolidated financial statements of the Company from August 6, 1996. In May 1997, the Company acquired all of the outstanding capital stock of Valentec in a stock for stock exchange, which enables the Company to manufacture and supply additional airbag system components. In connection with such acquisition, the Company assumed and/or caused to be paid off approximately $11.7 million of indebtedness, The acquisition of Valentec will be accounted for as a purchase and, accordingly, included in the Company's accounts beginning May 22, 1997. Currently, Valentec manufactures metal airbag components using machining and stamping processes, among other commercial and defense products.

         On June 30, 1997, the Company entered into a definitive agreement to acquire the air restraints and technical products division of JPS Automotive for $56.3 million, which is subject to certain conditions, including the Company's ability to obtain financing. The Company intends to finance the JPS Acquisition through a private placement of senior subordinated notes. JPS Automotive is a leading manufacturer of automotive airbag fabrics, as well as other specialty fabrics. Currently, the Company is required by certain of its customers to purchase airbag fabric from other vendors. Should the Company obtain approval from certain of its vendors to purchase fabric from JPS Automotive, the Company may improve its overall operating results.

CHANGE IN ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM

         During the 1997 fiscal year, the Company changed its accounting for product launch costs from the deferral method to the expense as incurred method. The Company recorded the cumulative effect of this change in accounting principle in the amount of $2.0 million effective April 1, 1996, in accordance with Accounting Principles Board Opinion No. 20. The fiscal 1997 deferred product launch costs of $1.8 million would have been capitalized under the previously used accounting method rather than expensed as part of costs of goods sold. Total product launch costs expensed in fiscal year 1997 was $2.3 million after income taxes, or $.46 per share. Management believes its new method is considered the preferable method of accounting.

         Additionally, in connection with a loan agreement in August 1996 with Bank of America National Trust and Savings Association, which replaced the revolving credit with Citicorp US, Inc., the Company recorded an extraordinary loss of $383,000 (net of benefit for income taxes of $255,000), or $0.08 per share, relating to the write-off of deferred financing costs incurred for the previous credit facility.

RESULTS OF OPERATIONS

         The  following  table  sets  forth  certain   operating  results  as  a
percentage of net sales for the periods indicated:



                                                                        Year ended March 31,
                                                          -------------------------------------------
                                                             1997             1996              1995
                                                          -------------------------------------------

Net sales                                                   100.0%           100.0%            100.0%
Cost of goods sold                                           80.9              86.3              86.0
Gross profit                                                 19.1              13.7              14.0
Selling, general and administrative expense                   8.4               5.7               7.8
Income from operations                                       10.2               8.0               6.1
Interest expense (income), net                                1.6              (0.2)               .2
Income before extraordinary item and
     cummulative effect of change in accounting               4.6               5.2               4.1
Net income                                                    2.6               5.2               4.1



YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996


         NET SALES. Net sales decreased by $11.0 million or 11.6% to $84.0 million in fiscal year 1997 compared to fiscal year 1996. The decrease was primarily attributable to lower revenues in the Company's defense operation
("Defense   Operation")  partially  offset  by  an  increase  in  the  Company's automotive operation ("Automotive Operation"). The decrease in the Defense Operation of $30.7 million reflects the current contract schedule for the Systems Contract which has been delayed as a result of the failure of one of the Company's subcontractors to meet the U.S. Army's revised engineering standards and obtain government process approval for final load, assembly and pack. As a result of these issues, the U.S. Army has extended the time for delivery and the Company now anticipates, based upon discussions with the subcontractor and the U.S. Army, that deliveries will begin in late fiscal 1998. The reduced sales under the Systems Contract were partially offset by the increased sales of metal ordnance products. The increase in the Automotive Operation of $19.7 million was primarily attributable to the acquisition of Phoenix Airbag, which contributed approximately $25.4 million, partially offset by lower sales to TRW under the European requirements agreement. Sales to TRW under the European requirements agreement decreased as a result of lower unit prices reflecting redesigned products and lower fabric prices. The Company's sales of passenger and driver side airbags produced for the North American market decreased by approximately $242,000, primarily as a result of increased sales to Delphi and increased sales of driver side bags to TRW under the North American requirements contract, partially offset by lower sales of passenger side airbags to TRW under the North American requirements contract.

         GROSS PROFIT. Gross profit increased by $3.0 million or 22.9% to $16.0 million in fiscal year 1997 compared to fiscal year 1996. The increase was primarily attributable to the Automotive Operation, which increased by $5.8 million. The increase was primarily attributable to increased sales volume in Europe due to the acquisition of Phoenix Airbag, which contributed approximately $6.9 million to gross profit. This increase was offset by lower margins in North America and the Defense Operation. The decrease of approximately $996,000 in North America was primarily the result of the change in accounting principle discussed above, offset by lower costs due to ongoing cost reduction programs. The impact of the change in accounting principle was to currently expense product launch costs, previously deferrable, of $1.8 million. The decrease in the Defense Operation of $2.8 million was primarily a result of the delays due to the Systems Contract discussed earlier. See "Defense Related Products - Systems Contract."

         Gross profit as a percentage of sales increased to approximately 19.1% for fiscal year 1997 from 13.7% for fiscal year 1996. Exclusive of the impact of the change in accounting principle, gross profit as a percentage of sales would have been approximately 21.2% for fiscal year 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.6 million or 30.2% to $7.1 million in fiscal year 1997 compared to fiscal year 1996. The increase was primarily attributable to the Automotive Operation, specifically from the acquisition of Phoenix Airbag, which was approximately $1.9 million, partially offset by lower costs in the U.K. due to lower sales. Selling, general and administrative expenses as a percentage of sales increased slightly to 8.4% for fiscal year 1997 from 5.7% for fiscal year 1996. The increase related to the continued expansion of the Company's automotive operation, including additional support personnel and marketing.

         OPERATING INCOME. Operating income increased by $1.0 million or 13.2% to $8.6 million in fiscal year 1997 compared to fiscal year 1996. The Automotive Operation increased by $3.6 million primarily attributable to the acquisition of Phoenix Airbag, which contributed approximately $4.8 million. This increase was partially offset by lower operating income in North America. The decrease of approximately $876,000 in North America was primarily the result of the change in accounting principle discussed above, offset by lower costs due to ongoing cost reduction programs. The impact of the change in accounting principle was to currently expense product launch costs, which were previously deferred in the comparable period. The increase in the Automotive Operation was partially offset by a decrease in the Defense Operation of $2.6 million which reflected lower sales due to delays in the current contract schedule for the Systems Contract, partially offset by improved margins on metal ordnance products, resulting from increased sales volumes, improved overhead absorption and a change in product mix.

         INTEREST EXPENSE. Interest expense increased $1.2 million or 308.1% to $1.6 million for fiscal year 1997 compared to fiscal year 1996. This increase was a direct result of the $20.0 million term loan used for the acquisition of Phoenix Airbag. The increase of other expense is primarily attributable to losses on foreign currency transactions.

         INCOME TAXES. The income tax rate applied against pre-tax income was 43.7% for fiscal year 1997 compared to 38.8% for fiscal year 1996. The tax rate increased as compared to prior year due to the increasing percentage of income generated from European operations, which have higher tax rates than U.S. operations.

         NET INCOME. Net income decreased to $2.2 million for fiscal year 1997 compared to $4.9 million in fiscal year 1996. Net income decreased due to the impact of the extraordinary item and the cumulative effect of accounting change as discussed above. Income before extraordinary item and cumulative effect of accounting change was $3.8 million for fiscal year 1997 compared to $4.9 million for fiscal year 1996. The decrease was primarily the impact of the change in accounting principle for product launch costs during fiscal year 1997. These costs, which were previously deferrable, are currently expensed as incurred. The impact on fiscal year 1997 was to expense $1.8 million ($1.1 million net of tax benefit of $704,000) of product launch costs.


YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

         NET SALES. Net sales increased $43.2 million or 83.4% to $94.9 million in fiscal year 1996 compared to fiscal year 1995. The increase was primarily attributable to the Defense Operation, which increased $37.1 million as a result of significantly higher revenues from the Systems Contract and, to a lesser extent, increased shipments of metal ordnance components. The increase at the Automotive Operation was $6.0 million as a result of increase production. The Automotive Operation's unit sales increased approximately 23.3% over the prior year, while overall sales increased by 14.0%. The Company's unit sales continued to increase reflecting higher sales of both passenger and driver side airbags. Sales were unfavorably impacted in the current period by the softening U.S. automotive market and a changing product mix in Europe, and to a lesser extent, decreases in material prices, delays on certain model year 1996 programs by certain original equipment manufacturers and the GM labor dispute in the fourth quarter of fiscal year 1996.

         GROSS PROFIT. Gross profit increased by $5.8 million or 80.4% to $13.0 million in fiscal year 1996 compared to fiscal year 1995. The increase was primarily attributable to the Defense Operation, which increased $4.0 million. Gross profit increased primarily as a result of higher sales from the Systems Contract, partially offset by changes in the metal ordnance component product mix, with decreased sales of several older, higher margin defense programs and higher sales of newer, lower margin defense and commercial programs. The Automotive Operation increased $1,773,000 for fiscal year 1996. The improvement in gross profit resulted primarily from the increased sales volume, and to a lesser extent from greater efficiencies related to higher levels of production. Gross profit was unfavorably impacted in the current fiscal year by certain program delays and the GM labor dispute in the fourth fiscal quarter. During the year ended March 31, 1995, the continued improvement in the gross profit of the Automotive Operation's North American operations was partially offset by certain expenses related to the expansion of the Automotive Operation's European operations. Specifically, during the year ended March 31, 1995, TRW, under the European requirements contract, accelerated demand for airbags in Europe required the Company to operate, on a temporary basis, a high cost facility in Germany pending the transfer of certain manufacturing operations to two Czech subcontractors. Certain costs relating to the launching of new programs in North America and Europe were capitalized during this period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.4 million or 34.1% to $5.4 million in fiscal year 1996 compared to fiscal year 1995. The increase was primarily attributable to the Defense Operation, which increased $868,000 in fiscal year 1996 reflecting increased expenses related to the Systems Contract, higher bid and proposal costs associated with potential future contracts and higher corporate overhead expenses. The Automotive Operation increased $512,000 primarily from greater expenditures related to the continued expansion of the
Company's  automotive   operations,   including  additional  support  personnel,
increased marketing and professional services and higher corporate overhead expenses, including increased staffing, legal, accounting and insurance expenses.

         OPERATING INCOME. Operating income increased by $4.4 million or 139.4% to $7.6 million in fiscal year 1996 compared to fiscal year 1995. The increase was primarily attributable to the Defense Operation, which increased $3.2 million primarily as a result of higher income from the Systems Contract, partially offset by higher corporate overhead expenses and, to a lesser extent, lower margins on metal ordnance components. The Automotive Operation increased $1.3 million primarily as a result from the continued improvement in the profitability of the manufacturing operations due to higher sales volume and greater efficiencies, partially offset by increased expenses for administrative, marketing and professional services supporting the ongoing expansion of the Company's automotive operations.

         NET INCOME. Net income increased to $4.9 million for fiscal year 1996 compared to $2.1 million in fiscal year 1995 for the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         As the Company's business grows, its equipment and working capital requirements will also continue to increase as a result of the anticipated growth of the Automotive Operations. This growth will be funded through a combination of cash flow from operations, equipment financing, revolving credit borrowings and the proceeds from potential future Company public offerings.

         On August 6, 1996 the Company acquired Phoenix Airbag (the "Phoenix Acquisition"), a major European airbag cushion manufacturer located in Hildesheim, Germany. The acquisition was funded through a loan agreement with Bank of America National Trust and Savings Association ("Bank of America NT & SA"). Outstandings on the Bank of America NT & SA term loan ($17.3 million at March 31, 1997) bore interest at 8.79%, and the Bank of America NT & SA revolving credit facility ($2.9 million at March 31, 1997) bore interest at 8.54%. The proceeds of the Credit Agreement, defined herein, were used to repay and terminate the Bank of America NT & SA Facility. Pursuant to the Phoenix Acquisition, the Company initially acquired 80% of Phoenix AG's interest in Phoenix Airbag for a purchase price of approximately $22.0 million, subject to a net worth adjustment. The Company will acquire the remaining 20% interest effective December 31, 1998, but is entitled to all of the income of Phoenix Airbag from the date of the acquisition. The additional purchase price of up to approximately $7.5 million for the remaining 20% interest is contingent on Phoenix Airbag meeting certain annual performance targets for the calendar years 1996 through 1998. Phoenix Airbag met the performance targets for calendar year 1996 and $2.2 million of the contingent purchase price was paid April 28, 1997. If the annual performance targets for calendar years 1997 and 1998 are not met, the Company will acquire the remaining 20% without any additional consideration. Additionally, the Company will, under certain circumstances, be required to provide a bank guaranty, in August 1997, to secure the payment of up to approximately $4.0 million of the contingent purchase price.

         As of May 21, 1997, the Company, Phoenix and Automotive Safety Components International Limited ("ASCIL" and collectively, the "Borrowers") entered into the Credit Agreement with KeyBank National Association, as administrative agent ("KeyBank"), and the lending institutions named therein (the "Credit Agreement"). The Credit Agreement provides for (i) a term loan in the principal amount of $15.0 million (the "Term Loan") and (ii) a revolving credit facility in the aggregate principal amount of $12.0 million (including letter of credit facilities). The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company and bears interest at a rate equal to either (i) the greater of KeyBank's prime rate or (ii) the sum of LIBOR plus 1.00% for term loans (and 1.25% for revolving loans, subject to reduction to 1.00% upon consummation of the offering so long as no default or event of default shall have occurred and be continuing). The principal amount of the Term Loan is payable quarterly commencing September 30, 1997, in the amount of $750,000, with the last payment due on May 31, 2002 provided that the Term Loan must be prepaid out of the proceeds of the private placement Offering. The revolving loans under the Credit Agreement will mature on May 31, 2002. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge, consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures. On June 30, 1997 the Company entered into a definitive agreement to acquire all of the assets of JPS Automotive for $56.3 million (including 18 looms scheduled for delivery prior to closing) plus the assumption of $797,000 in indebtedness, subject to a post-closing adjustment. The acquisition is subject to certain conditions, including a financing condition. The financing is expected to be provided from a portion of the proceeds of a private placement of $80.0 million in senior subordinated notes. The remaining proceeds of the Offering are expected to be used to repay the term loan, to pay transaction fees and expenses, to be used for the contemplated purchase a building in South Carolina adjacent to the JPS Automotive facility, and for working capital and general corporate expenses. Pursuant to a commitment letter with KeyBank, an amendment to the Credit Agreement shall convert the Credit Agreement into a $27.0 million revolving credit facility for a five year term bearing interest at LIBOR plus 1.00% with a commitment fee of 0.25% for any unused portion.

         The Company generated (used) net cash from operations of $11.1 million, ($3.5) million and ($901,000) in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The net cash in fiscal year 1997 was used for net capital expenditures of $8.6 million, while during fiscal years 1996 and 1995 the Company used an additional $4.6 million and $2.5 million, respectively, for net capital expenditures. In fiscal year 1997, $24.3 million of net cash was used to acquire Phoenix Airbag. Net cash provided by financing activities in fiscal year 1997 includes $22.9 million in proceeds from term note, and the net proceeds from the revolving credit facility, which was used in part to repay $3.8 million long-term debt and obligations, and purchase of treasury stock. Net cash provided by financing activities in fiscal year 1996 includes $18.0 million in proceeds from the sale of common stock and proceeds from long-term debt, which was used in part to purchase $1.4 million of treasury stock and $94,000 of common stock warrants. Net cash provided by financing activities in fiscal year 1995 includes $14.6 million in proceeds from the sale of common stock, which was used in part to pay for consideration of transferred assets of $1.9 million, repay $3.3 million long-term debt and obligations and repay certain intercompany accounts totaling $2.3 million. These activities resulted in a net decrease in cash of $3.7 million in fiscal year 1997, a net increase in cash of $8.2 million in fiscal year 1996, and a net increase in cash of $3.8 million in fiscal year 1995.

         Capital expenditures were $8.6 million in fiscal year 1997, compared to $4.6 million and $2.5 million in fiscal years 1996 and 1995, respectively. Capital expenditures in fiscal year 1997 were used to construct the new facility in the Czech Republic, and the acquisition of additional equipment to expand the Company's production capacity worldwide. Capital expenditures for fiscal year 1998 are estimated to be $8.7 million, which includes $1.2 million outstanding commitments for capital expenditures for additional property, plant and equipment from fiscal year 1997. Capital expenditures for fiscal year 1998 includes the completion of the Czech facility and the acquisition of additional equipment to further expand the Company's production capacity worldwide. The Company expects to fund these capital expenditures through operations and the revolving credit facility.

         The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market condition risks, costs associated with integration and administration of acquired operations, the timing of introduction of new models of automobiles for which the Company manufactures airbags, changes in consumer vehicle preferences, major labor disputes in the automotive industry, changes in the strategic direction of defense spending, the ability of a subcontractor of the Company to resolve its disputes with the U.S. Army, the timing of defense procurement, specific defense program appropriation decisions and the ability of Safety Components to consummate the financing necessary for the JPS Acquisition.


NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. This statement is effective for the Company beginning in the fiscal year ending March 31, 1998, earlier adoption is not permitted. Since the Company is considered to have a simple capital structure for reporting EPS, the adoption of this principle will have no material impact on reported EPS.

SEASONALITY AND INFLATION

         The Automotive Operation's business is subject to the seasonal characteristics of the automotive industry in which there are seasonal plant shutdowns in the third and fourth calendar quarters of each year. Although the Systems Contract is not seasonal in nature, there will be variations in revenues from the Systems Contract based upon costs incurred by the Company in fulfilling the Systems Contract in each quarter. The majority of the Defense Operation's ordnance manufacturing for U.S. Government and prime defense contractors occurs from January through September and there is generally a lower level of manufacturing and sales during the fourth calendar quarter. The Company does not believe that its operations to date have been materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item appears in Item 14(a)(1) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEMS    10, 11, 12 AND 13.

         The information called for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those portions of the Company's 1997 Proxy Statement which contains such information.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The financial statements, related notes thereto and report of independent accountants required by Item 8 are listed on page F-1 herein.
    (2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.
    (3)  Exhibits:


          2.1(12)   Agreement,  dated  June 6, 1996,  among AB 9607  Verwaltungs
                    GmbH  & Co.  KG.,  Phoenix  Aktiengesellschaft  and  Phoenix
                    Airbag GmbH (the "Phoenix Purchase Agreement") (confidential treatment requested as to part)
          2.2(12)   Amendment  Agreement,  dated June 28,  1996,  to the Phoenix
                    Purchase Agreement
          3.1(1)    Certificate    of    Incorporation    of   Safety    Systems
                    International, Inc.
          3.2(1)    Amended and Restated  Certificate of Incorporation of Safety
                    Systems International, Inc.
          3.3(1)    Certificate   of  Amendment  of  the  Amended  and  Restated
                    Certificate    of    Incorporation    of   Safety    Systems
                    International, Inc.
          3.4(11)   Certificate   of  Amendment  to  the  Amended  and  Restated
                    Certificate  of  Safety   Components   International,   Inc.
                    ("Safety Components")
          3.5(1)    By-laws of Safety Components
          4.1(2)    Warrant  Agreement,   dated  as  of  May  13,  1994  between
                    Hampshire Securities Corporation and Safety Components
          4.2(15)   Registration Rights Agreement,  dated as of May 22, 1997, by and among  Safety  Components,  Robert A. Zummo,  Francis X.
                    Suozzi and the Valentec  International  Corporation Employee
                    Stock Ownership Plan
          4.3       Form of Pledge Agreement,  dated as of May 21, 1997, made by the  Pledgors  named  therein in favor of  KeyBank  National
                    Association,  as  collateral  agent for the  benefit  of the
                    Secured Creditors (as defined therein)
          10.2(3)   Airbag Purchase  Agreement by and between TRW Vehicle Safety
                    Systems,   Inc.  and  Valentec   International   Corporation
                    ("Valentec")  dated March 31, 1993  (confidential  treatment granted as to part)
          10.3(3)   Long-Term  Contract for the Supply of Airbags by and between
                    TRW REPA GmbH and Valentec  International  Limited  ("VIL"),
                    dated September 20, 1993 (confidential  treatment granted as to part)
          10.4(2)   Representation  Agreement,  effective as of May 13, 1994, by and between Automotive Safety Components International, Inc.
                    ("Automotive  Safety")  and  Champion  Sales and Service Co.
                    ("Champion")
         *10.5(4)   Employment Agreement,  effective as of May 13, 1994, between
                    Safety Components and Robert A. Zummo
         *10.6(4)   Employment Agreement,  effective as of May 13, 1994, between
                    Safety Components and W. Hardy Myers
         *10.7(4)   Stock Option Plan of Safety Components
          10.8(2)   Master Asset Transfer  Agreement,  dated May 13, 1994, among
                    Valentec,  Safety Components,  Galion, Inc. ("Galion"),  and
                    Automotive Safety

          10.9(2) Asset Purchase Agreement, dated May 13, 1994, between VIL and Automotive Safety Components International Limited ("Automotive Limited")
          10.10(9) Corporate Services Agreement, dated as of April 1, 1995, between Valentec and Safety Components 10.11(2) Facility Agreement, dated May 13, 1994, between Valentec and Automotive Safety 10.12(2) Facility Agreement, dated May 13, 1994, between VIL and Automotive Limited 10.13(2) Representation Agreement, effective as of May 13, 1994, by and between Automotive Limited and Champion
          10.14(5) Form of Sublease Agreement, dated May 13, 1994, between VIL and Automotive Limited *10.15(6) Employment Agreement, dated as of September 29, 1994 by and between Safety Components and Paul L. Sullivan
          10.16(7) Contract DAAA09-94-C-0532 (Systems Contract) between Safety Components and the U.S. Army (the "Systems Contract")
         *10.17(8)  Employment  Agreement,  effective as of September  19, 1994, between Safety Components and Victor Guadagno
          10.18(8) Lease Agreement, dated February 15, 1995 between Inmobiliara Calibert, S.A. de C.V. and Automotive Safety Components International SA. de C.V.
          10.19 Credit Agreement, dated as of March 15, 1996, among Safety Components, Automotive Safety, Galion, Valentec Systems, Inc. and CUSA
          10.20 Pledge and Security Agreement, dated as of March 15, 1996, made by Safety Components, Automotive Safety, Galion and Valentec Systems in favor of CUSA
         *10.21(10) Employment   Agreement,   dated   June  1,   1995,   between
                    Automotive Limited and John Laurence Hakes
          10.22(10) Underwriting  Agreement,  dated  June  15,  1995,  among  BT
                    Securities Corporation, Prime Charter Ltd., Safety Components, Valentec and the other selling stockholders named therein
          10.23(13) Loan Agreement  between the Company,  Automotive  Safety and
                    ASCI Holdings Germany (DE), Inc. and Bank of America National Trust and Savings Association dated August 1, 1996
          10.24(14) TRW/SCI Multi Year Agreement dated as of April 1, 1996 among
                    TRW Vehicle Safety Systems, Inc., TRW, Inc. and Safety Components. Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted
          10.25(14) Exhibits  to Credit  Agreement  dated as of March  15,  1996 among Safety Components, Automotive Safety, Galion, Valentec Systems, Inc. and Citicorp USA, Inc.
          10.26(14) Amendment No. 1 to Loan Agreement  among Safety  Components,
                    Automotive Safety, ASCI Holdings Germany (DE), Inc. and Bank of America National Trust & Savings Association dated as of September 30, 1996
          10.27(14) Amendment No. 2 to Loan Agreement  among Safety  Components,
                    Automotive Safety, ASCI Holdings Germany (DE), Inc. and Bank of America National Trust & Savings Association dated as of October 31, 1996
          10.28(14) Amendment No. 3 to Loan Agreement  among Safety  Components,
                    Automotive Safety., ASCI Holdings Germany (DE), Inc. and Bank of America National Trust & Savings Association dated as of December 31, 1996
          10.29(15) Stock Purchase Agreement, dated as of May 22, 1997, by and among Robert A. Zummo, Francis X. Suozzi, the Valentec International Corporation Employee Stock Ownership Plan and Safety Components
         *10.30 Employment Agreement, dated as of February 15, 1997, between Safety Components and Jeffrey J. Kaplan
         *10.31 Employment Agreement, dated as of May 19, 1997, between Safety Components and Thomas W. Cresante
          10.32 Consulting Agreement, dated as of May 31, 1997, between Safety Components and W. Hardy Myers

          10.33     Credit Agreement (the "Credit  Agreement"),  dated as of May
                    21, 1997, by and among Safety Components, Phoenix Airbag and
                    Automotive   Limited,  as  borrowers  and  KeyBank  National
                    Association,   as  administrative  agent,  and  the  lending
                    institutions named therein
          10.34     Form of Subsidiary Guaranty, dated as of May 21, 1997, among the guarantors named therein,  KeyBank National Association, as administrative agent for itself and the other Lenders (as defined in the Credit Agreement)
          10.35     Form of Security Agreement,  dated as of May 21, 1997, among
                    the   assignors   named   therein   and   KeyBank   National
                    Association,  as  collateral  agent for the  benefit  of the
                    Secured Creditors (as defined therein)
          18.1      Letter  from  Price   Waterhouse  LLP  regarding  change  in
                    accounting principles
          21.1      Subsidiaries of Safety Components
          27        Financial Data Schedule


(b)      Reports on Form 8-K.

         None.



*       Indicates exhibits relating to executive compensation.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (the "1994 Registration Statement") filed with the Securities and Exchange Commission (the "Commission") on February 11, 1994.
(2) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994, filed with the Commission.
(3) Incorporated by reference to Amendment No. 2 to the 1994 Registration Statement, filed with the Commission on March 18, 1994.
(4) Incorporated by reference to Amendment No. 3 to the 1994 Registration Statement, filed with the Commission on April 20, 1994.
(5) Incorporated by reference to Amendment No. 4 to the 1994 Registration Statement, filed with the Commission on May 3, 1994.
(6) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1994 filed with the Commission.
(7) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 1994, filed with the Commission.
(8) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1995.
(9) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 19, 1995.
(10) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1995.
(11) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.
(12) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996.
(13) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1996.
(14) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 1996.
(15) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on June 6, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SAFETY COMPONENTS INTERNATIONAL, INC.


                                           By:  /S/ ROBERT A. ZUMMO
                                                -------------------------------
                                                Robert A. Zummo
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                                Date:    June 30, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name and Signature          Title                                       Date
--------------------------  -----------------------------          -------------


/S/ ROBERT A. ZUMMO         Chairman of the Board,                 June 30, 1997
-----------------------     President and Chief Executive
Robert A. Zummo             Officer (Principal Executive Officer)



/S/ JEFFREY J. KAPLAN       Executive Vice President, Chief        June 30, 1997
---------------------       Financial Officer and Director
Jeffrey J. Kaplan           (Principal Financial Officer)



/S/ GEORGE D. PAPADOPOULOS  Corporate Controller and Secretary     June 30, 1997
--------------------------  (Principal Accounting Officer)
George D. Papadopoulos



/S/ JOSEPH J. DIOGUARDI     Director                               June 30, 1997
-----------------------
Joseph J. DioGuardi


/S/ FRANCIS X. SUOZZI       Director                               June 30, 1997
---------------------
Francis X. Suozzi


/S/ ROBERT J. TOROK         Director                               June 30, 1997
-------------------
Robert J. Torok

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page Number
                                                                     -----------


REPORT OF INDEPENDENT ACCOUNTANTS                                        F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of March 31, 1997 and 1996.               F-3

Consolidated Statements of Operations for the Years ended March 31,
   1997, 1996 and 1995.                                                  F-4

Consolidated Statements of Stockholders' Equity for the Years ended
  March 31, 1997, 1996 and 1995.                                         F-5

Consolidated Statements of Cash Flows for the Years ended March 31,
   1997, 1996 and 1995.                                                  F-6

Notes to Consolidated Financial Statements.                              F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
    of Safety Components International, Inc.:

         In our opinion, the consolidated financial statements of Safety Components International, Inc. and Subsidiaries listed in the accompanying "Index to Financial Statements" appearing on page F-1, present fairly, in all material respects, the consolidated financial position of Safety Components International, Inc. and its subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for product launch costs in fiscal year 1997.



PRICE WATERHOUSE LLP


Costa Mesa, California
May 22, 1997 except for Notes 1, 6 and 13, which are as of June 30, 1997

                                   SAFETY COMPONENTS INTERNATIONAL, INC.

                                         CONSOLIDATED BALANCE SHEETS

                                  As of March 31, 1997 and March 31, 1996

                            (in thousands, except per share and per share data)

                                                                                1997          1996
                                                                              -------       -------
ASSETS
Current assets:
             Cash and cash equivalents ..................................     $ 8,320       $12,033
             Accounts receivable, net (Notes 2 and 4) ...................      11,751        16,597
             Inventories (Notes 2 and 4) ................................       6,378         5,315
             Prepaid and other ..........................................         870           925
                                                                              -------       -------
                          Total current assets ..........................      27,319        34,870

Property, plant and equipment, net (Notes 2 and 4) ......................      28,295        12,192
Receivable from affiliate (Note 5) ......................................       4,348            17
Intangible assets, net (Note 2) ........................................      10,991             -
Other assets ............................................................       2,454         2,752
                                                                              -------       -------
                          Total assets ..................................     $73,407       $49,831
                                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable ...........................................     $ 7,792       $ 8,066
             Earnout payable (Note 1) ...................................       2,211             -
             Accrued liabilities ........................................       2,476         1,057
             Current portion of long-term obligations (Note 6) ..........       3,085           697
                                                                              -------       -------
                          Total current liabilities .....................      15,564         9,820


Long-term obligations (Note 6) ..........................................      21,296         3,087
Other long-term liabilities .............................................       1,273         1,580
                                                                              -------       -------
                          Total liabilities .............................      38,133        14,487
                                                                              -------       -------

Commitments and contingencies (Note 8)

Stockholders' equity (Note 3 and 11):
             Preferred stock: $.10 par value per share - 2,000,000 shares authorized;  no shares outstanding at
                    March 31, 1997 and 1996 .............................           -             -

             Common stock:  $.01 par value per share - 10,000,000 shares authorized; 5,025,383 and 5,048,500 shares issued and
                    outstanding at March 31, 1997 and 1996, respectively           51            51

             Common stock warrants ......................................           1             1
             Additional paid-in-capital .................................      30,062        30,058
             Treasury stock, 113,492 and 90,000 shares, at March 31, 1997
                    and 1996, respectively, at cost .....................      (1,647)       (1,379)
             Retained earnings ..........................................       9,183         6,979
             Cumulative translation adjustment (Note 2) .................      (2,376)         (366)
                                                                              -------       -------
                          Total stockholders' equity ....................      35,274        35,344
                                                                              -------       -------
                          Total liabilities and stockholders' equity ....     $73,407       $49,831
                                                                              =======       =======

                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    SAFETY COMPONENTS INTERNATIONAL, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              For the Years Ended March 31, 1997, 1996 and 1995

                             (in thousands, except per share and per share data)

                                                                        1997         1996         1995
                                                                      -------      -------      -------

Net Sales (Notes 2 and 5) ......................................      $83,958      $94,942      $51,779


Cost of sales, excluding depreciation and product launch costs .       64,130       80,804       43,810


Depreciation ...................................................        2,043        1,104          743

Product launch costs (Note 2) ..................................        1,761            -            -
                                                                      -------      -------      -------
             Gross profit ......................................       16,024       13,034        7,226


Selling and marketing expenses .................................        1,375        1,102          894


General and administrative expenses ............................        5,697        4,328        3,156


Amortization of goodwill (Note 2) ..............................          348            -            -
                                                                      -------      -------      -------
             Income from operations ............................        8,604        7,604        3,176


Other expense (income) .........................................          208         (807)        (484)

Interest expense ...............................................        1,555          381          244
                                                                      -------      -------      -------
             Income before income taxes ........................        6,841        8,030        3,416

Provision for income taxes (Notes 2 and 7) .....................        2,995        3,116        1,283
                                                                      -------      -------      -------
Income before extraordinary item and cumulative effect
     of accounting change ......................................        3,846        4,914        2,133

Extraordinary item - financing costs (less tax
     benefit of $255) (Note 2) .................................         (383)           -            -

Cumulative effect of change in accounting for
     product launch costs (less tax benefit of $718) (Note 2) ..       (1,259)           -            -
                                                                      -------      -------      -------
Net income .....................................................      $ 2,204      $ 4,914      $ 2,133
                                                                      =======      =======      =======

Earnings per common share (Note 2):
     Income before extraordinary item and cumulative effect of
          change in accounting .................................      $  0.77      $  0.99      $  0.53
     Extraordinary item ........................................        (0.08)           -            -
     Cumulative effect of change in accounting for deferred
          product launch costs .................................        (0.25)           -            -
                                                                      -------      -------      -------
     Net income per share ......................................      $  0.44      $  0.99      $  0.53
                                                                      =======      =======      =======

Weighted average number of shares outstanding ..................    5,026,501    4,980,884    4,030,787
                                                                    =========    =========    =========


Note:   Pro forma amounts assuming the new accounting method is applied retroactively are reflected in tabular form in Note 2.


                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SAFETY COMPONENTS INTERNATIONAL, INC.

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         For the Years Ended March 31, 1995, 1996 and 1997

                                    (in thousands, except shares)

                                                   Common    Common   Common   Additional                      Cummulative
                                                   Stock     Stock    Stock     Paid-in    Treasury  Retained  Translation  Division
                                                   Shares    Amount  Warrants   Capital     Stock    Earnings   Adjustment   Equity
                                                 ---------   ------  --------  ---------- ---------  --------  -----------  --------

Balance at March 31, 1994 ...................... 2,400,000    $24      $-      $     -    $     -     $    -     $     -     $ 866
    Net income for the period from
       April 1, 1994 to May 13, 1994 ...........         -      -       -            -          -          -           -        68
    Transfer of Assets (Note 3 .................         -      -       -          934          -          -           -      (934)
    Capital contribution from
       Valentec (Note 3) .......................  (100,000)    (1)      -            -          -          -           -         -
    Issuance of common stock (Note 3) .......... 1,760,000     18       -       12,661          -          -           -         -
    Issuance of warrants for 128,000
       shares of common stock (Note 3) .........         -      -       1            -          -          -           -         -
    Net income for the period from
       May 14, 1994 to March 31, 1995 ..........         -      -       -            -          -      2,065           -         -
    Foreign currency translation adjustment ....         -      -       -            -          -          -         269         -
                                                 ---------   ------  --------  ---------- ---------  --------  -----------  --------
Balance at March 31, 1995 ...................... 4,060,000     41       1       13,595          -      2,065         269         -
    Issuance of common stock ................... 1,078,500     10       -       16,557          -          -           -         -
    Purchase of treasury stock .................   (90,000)     -       -            -     (1,379)         -           -
    Repurchase of warrants for 23,600
       shares of common stock ..................         -      -       -          (94)         -          -           -         -
    Net Income for the year ended
       March 31, 1996 ..........................         -      -       -            -          -      4,914           -         -
    Foreign currency translation adjustment ....         -      -       -            -          -          -        (635)        -
                                                 ---------   ------  --------  ---------- ---------  --------  -----------  --------
Balance at March 31, 1996 ...................... 5,048,500     51       1       30,058     (1,379)     6,979        (366)        -
    Issuance of common stock ...................       375      -       -            4          -          -           -         -
    Purchase of treasury stock .................   (23,492)     -       -            -       (268)         -           -
    Net Income for the year ended
       March 31, 1997 ..........................         -      -       -            -          -      2,204           -         -
    Foreign currency translation adjustment ....         -      -       -            -          -          -      (2,010)        -
                                                 ---------   ------  --------  ---------- ---------  --------  -----------  --------
Balance at March 31, 1997 ...................... 5,025,383    $51      $1      $30,062    $(1,647)    $9,183      (2,376)    $   -
                                                 =========   ======  ========  ========== =========  ========  ===========  ========

                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SAFETY COMPONENTS INTERNATIONAL, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the Years Ended March 31, 1997, 1996 and 1995

                                           (in thousands)

                                                                           1997      1996       1995
                                                                        --------   -------     ------
Cash Flows From Operating Activities:
    Net income ..................................................       $  2,204   $ 4,914    $ 2,133
      Adjustments  to  reconcile  net  income  to  net  cash
       provided by (used in) operating activities:
         Depreciation ...........................................          2,043     1,104        743
         Amortization ...........................................            348         -          -
         Extraordinary item .....................................            638         -          -
         Cumulative effect of change in accounting principle ....          1,977         -          -
         Deferred income taxes ..................................           (280)        -          -
         Changes in operating assets and liabilities:
            Accounts receivable .................................          5,968    (9,662)    (4,607)
            Inventories .........................................            375       532     (3,024)
            Prepaid and other current assets ....................             55      (268)       (60)
            Other assets ........................................         (2,309)     (440)    (1,500)
            Accounts payable ....................................         (1,547)      749     (4,938)
            Accrued liabilities .................................          1,643       429        476
                                                                        --------   -------    -------
              Net cash provided by (used in) operating activities         11,115    (3,500)      (901)
                                                                        --------   -------    -------
Cash Flows From Investing Activities:
         Additions to property, plant and equipment .............         (8,613)   (4,588)    (2,473)
         Purchase of Phoenix Airbag, net of cash acquired .......        (24,257)        -          -
                                                                        --------   -------    -------
              Net cash (used in) investing activities ...........        (32,870)   (4,588)    (2,473)
                                                                        --------   -------    -------

Cash Flows From Financing Activities:
         Net proceeds from sale of common stock .................              4    16,568     14,564
         Purchase of treasury stock .............................           (268)   (1,379)         -
         Repurchase of common stock warrants ....................              -       (94)         -
         Payment to parent company inconsideration
                 for transfer of assets .........................              -         -     (1,885)

         Proceeds from term note ................................         20,000         -          -
         (Repayments) borrowing of debt and long-term obligations         (3,764)    1,460     (3,269)
         Net borrowing on revolving credit facility .............          2,931         -          -
         Changes in intercompany accounts .......................              -         -     (2,326)
                                                                        --------   -------    -------
              Net cash provided by financing activities .........         18,903    16,555      7,084
                                                                        --------   -------    -------
Effect of exchange rate changes on cash .........................           (861)     (280)        96
                                                                        --------   -------    -------
Change in cash and cash equivalents .............................         (3,713)    8,187      3,806
Cash and cash equivalents, beginning of period ..................         12,033     3,846         40
                                                                        --------   -------    -------
Cash and cash equivalents, end of period ........................       $  8,320   $12,033     $3,846
                                                                        ========   =======    =======
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
              Interest ..........................................         $1,555    $  381       $134
              Income taxes ......................................          1,819     2,344        993

Supplemental disclosure of non-cash transactions:
         Equipment acquired under capital lease obligations .....         $1,430    $    -       $  -


                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  ORGANIZATION AND BUSINESS

         Safety Components International, Inc. (the "Company" or "SCI") was formed to acquire certain assets and assume certain liabilities from Valentec International Corporation ("Valentec Oldco"). RAZ Acquisition Corporation ("RAZ") was formed to acquire all of the outstanding common stock of Valentec Oldco from Insilco Corporation ("Insilco"). Subsequent to the acquisition,
Valentec Oldco was merged into RAZ which subsequently changed its name to Valentec International Corporation ("Valentec") which was effected on August 27, 1993. The acquisition was accounted for as a purchase. The operations from April 1, 1994 to May 12, 1994 are reflected as division equity in the accompanying consolidated stockholders' equity. On May 13, 1994, upon the completion of its initial public offering ("Initial Public Offering" ), the Company acquired certain assets and assumed certain liabilities from Valentec which were accounted for utilizing the historical bases of Valentec similar to that of a pooling of interest.

         On August 6, 1996, Automotive Safety Components International ("ASCI"), a wholly-owned subsidiary of the Company, acquired 80% of the outstanding capital stock of Phoenix Airbag GmbH ("Phoenix Airbag"). Phoenix Airbag was a corporation organized under the laws of the Republic of Germany, and at the time of the acquisition, was a wholly-owned subsidiary of Phoenix Aktiengesellschaft ("Phoenix AG") in Hamburg, Germany. The purchase from Phoenix AG was made in accordance with the terms and conditions of the Agreement Concerning the Sale and Transfer of all the Shares in Phoenix Airbag GmbH ("Stock Purchase Agreement") dated June 6, 1996, as amended. The acquisition was completed on August 5, 1996.

         Pursuant to the Stock Purchase Agreement, eighty percent of Phoenix AG's interest in Phoenix Airbag was acquired for an initial purchase price of $20.0 million, subject to a net worth adjustment which decreased the initial purchase price by $2.0 million. Additional purchase consideration of up to approximately $7.0 million for the remaining twenty percent interest is contingent on Phoenix Airbag meeting certain performance targets during calendar years 1996 through 1998. If the annual targets are met, payments are to be paid annually commencing April 30, 1997. Phoenix Airbag met its performance target for calendar 1996, and ASCI paid its first contingent purchase price payment of $2.2 million subsequent to March 31, 1997. Accordingly, such payment is accrued in the accompanying consolidated balance sheet at March 31, 1997. If the remaining performance targets are not met, ASCI would acquire the remaining twenty percent without the payment of any additional consideration. Additionally, ASCI may, under certain circumstances, be required to provide a bank guaranty to Phoenix AG, in August 1997, to secure the payment of up to approximately $4.8 million of the contingent purchase price.

         The acquisition was accounted for as a purchase. Although ASCI will acquire the remaining 20% interest effective December 31, 1998, it is entitled to 100% of the income or losses, risks and rewards of Phoenix Airbag commencing August 6, 1996. Accordingly, all assets and liabilities were reflected at fair value at the date of acquisition, and no minority interest was recorded in the accompanying consolidated financial statements for Phoenix AG's remaining 20% interest. Through March 31, 1997, the cumulative purchase price amounted to approximately $24.2 million, including $3.1 million of direct acquisition costs. Management of the Company allocated the purchase consideration for Phoenix Airbag assets at fair market value, net of liabilities assumed, with the excess allocated to goodwill. The unaudited pro forma revenues, net income and net income per common share, assuming the acquisition of Phoenix Airbag was consummated on April 1, 1996 are as follows (in thousands):

                                                             Pro forma March 31,
                                                            --------------------
                                                               1997        1996
                                                            --------------------
Revenues ...............................................    $ 96,339    $128,118
                                                            ========    ========
Income before extraordinary item and cumulative
      effect of accounting change ......................    $  4,473    $      -
                                                            ========    ========
Net income .............................................    $  2,831    $  5,469
                                                            ========    ========
Income before extraordinary item and cumulative
      effect of accounting change per common share .....    $   0.89    $      -
                                                            ========    ========
Net income per common share ............................    $   0.56    $   1.10
                                                            ========    ========

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's Automotive segment manufactures automotive airbags for specific models of several domestic and foreign automobile manufacturers under contracts with major airbag systems producers. The Company's Automotive segment operates in the United States, Europe and Mexico. Through March 31, 1997, the majority of the Company's sales have been made in the United States. To date, TRW Vehicle Safety Systems, Inc. ("TRW") and its affiliates have been the Company's major automotive airbag customer (see Note 2); however, the acquisition of Phoenix Airbag has significantly diversified the Company's concentration of sales to this customer and in the United States. In addition, the Company recently formed a subsidiary to manufacture certain of its products in a newly constructed facility in the Czech Republic.

         The Defense segment consists of two main operating units: Galion and Systems. Galion manufactures projectiles and other metal components for small to medium caliber training and tactical ammunition for the U.S. Armed Forces. Galion also manufactures metal components for use in the automotive and consumer products industries. Systems was established in June 1994 to serve as the prime contractor under a $60.0 million systems contract for mortar cartridges (the "Systems Contract") for the U.S. Army, coordinating the manufacture and assembly of components supplied by various subcontractors.

         Effective as of May 22, 1997, the Company acquired all of the outstanding stock of Valentec in a stock for stock exchange. Prior to such transaction, Valentec divested Valentec International Limited ("VIL"), its majority-owned subsidiary. See Note 13 "Subsequent Events" for further discussion. Valentec is a high volume manufacturer of stamped and precision machine products in the automotive, commercial and defense industries, including the manufacture of belted links for small to medium caliber ammunition and other defense-related industries.

         On June 30, 1997, the Company entered into a definitive agreement to acquire substantially all of the net assets of the Air Restraints and Industrial Fabrics Division ("JPS") for $56.3 million, subject to a post closing adjustment. In addition, the Company will incur certain acquisition costs related to the JPS acquisition (see Note 13). JPS is one of the world's largest manufacturers and suppliers of airbag fabrics as well as other-value added synthetics fabrics used in a variety of industrial and commercial applications.

         The acquisitions of Valentec and JPS, assuming JPS is consummated, will be accounted for using the purchase method of accounting and, accordingly, will be included in the accounts from the dates of close.


NOTE  2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the majority-owned subsidiaries of Safety Components International, Inc. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

         Revenues are generally recognized as units are shipped to customers.

         The Company accounts for certain long-term contracts under the percentage of completion method, whereby progress toward contract completion is measured on a cost incurred basis (including direct labor, materials and allocable indirect manufacturing overhead and general and administrative costs). Losses on long-term contracts are recognized in the period when such losses are identified. On certain contracts with the U.S. Government, contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement based on historical results.

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ANNUAL REVENUES FROM MAJOR CUSTOMERS

         The Company had sales to two customers in fiscal year 1997 aggregating 47% and 23% of net revenues, respectively. In fiscal year 1996, the Company had sales from two customers aggregating 48% and 39% of net revenues, respectively. In fiscal year 1995, the Company had sales to one customer aggregating 83% of net revenues.

CONCENTRATION OF CREDIT RISK

         The Company is subject to a concentration of credit risk consisting of its trade receivables. At March 31, 1997, two customers accounted for approximately 15% and 17% of its trade receivables, respectively; at March 31, 1996, two customers accounted for 21% and 51% of its trade receivables, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations.

ENVIRONMENTAL EXPENDITURES

         Environmental expenditures that result from the remediation of an existing condition caused by past operations that will not contribute to current or future revenues are expensed. Expenditures which extend the life of the related property or prevent future environmental contamination are capitalized. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

INVENTORIES

         Inventories represent direct labor, materials and overhead costs incurred for products not yet delivered and are stated at the lower of cost (first-in, first-out) or market.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated lives or the term of the underlying lease. Estimated useful lives by class of assets are as follows:

   Machinery and Equipment..............................        5 - 10 years
   Furniture and Fixtures...............................        3 -  5 years
   Leasehold improvements...............................       10 - 20 years
   Buildings............................................       25 - 40 years

         Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized.

         The Company assesses the recoverability of long-lived assets by determining whether the depreciation or amortization of the balances over its remaining life can be recovered through projected undiscounted cash flows. If there is an indication of impairment of such assets, the amount of impairment, if any, will be measured based on projected discounted cash flows and, if available, comparable market values, and will be charged to operations in the period in which impairment is determined by management. The methodology that management is expected to use to project results of operations will be based on a trend line of expected cash flows generated from the assets in service. No impairment of assets will be recorded below their estimated net realizable value.

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTANGIBLE ASSETS

         Intangible and other assets consist of goodwill and patents (see Notes 1 and 3) associated with the acquisition of Phoenix Airbag and are stated at cost less accumulated amortization. Goodwill and patents are amortized over the expected periods to be benefited, which have been determined to be between 15 and 25 years, respectively.

         The Company assesses the recoverability of intangible assets by determining whether the amortization of the balances over its remaining life can be recovered through projected undiscounted cash flows. If there is an indication of impairment of such assets, the amount of impairment, if any, will be measured based on projected discounted cash flows and will be charged to operations in the period in which impairment is determined by management.

PRODUCT LAUNCH COSTS

         During the 1997 fiscal year, the Company changed its accounting for product launch costs from the deferral method to the expense as incurred method. Management believes expensing such costs is comparable with its industry peer group. Expensing such costs as incurred is considered the preferable method of accounting and, accordingly, management recorded the cumulative effect of this change in accounting principle totaling $2.0 million ($1.3 million after income taxes or $0.25 per share) effective April 1, 1996, in accordance with Accounting Principles Board Opinion No. 20. During the fiscal year ended March 31, 1997, the Company incurred approximately $1.8 million of product launch costs which, under the previously used accounting method, would have been capitalized to deferred product launch costs. Under the new accounting policy, such costs were expensed as incurred. The pro forma amounts shown below have been adjusted for the effect of retroactive application for product launch costs and the related change in provision for income taxes.

         Pro forma amounts assuming the new accounting method is applied retroactively are as follows (in thousands, except per share data):


                                                                      March 31,
                                                         ------------------------------
                                                             1997       1996       1995
                                                         ------------------------------

Income before extraordinary item .....................   $   3,846     $    -     $   -
                                                         =========     ======     =====
    Income before extraordinary item  per common share   $    0.77     $    -     $   -
                                                         =========     ======     =====
Net Income ...........................................   $   3,463     $5,017     $ 950
                                                         =========     ======     =====
    Net Income per common share ......................   $    0.69     $ 1.01     $0.24
                                                         =========     ======     =====


FOREIGN CURRENCY TRANSLATION

         The Company follows the principles of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," ("FAS 52") in accounting for foreign operations. The financial statements of the Company's subsidiaries whose functional currency is the local currency, except the accounts of the Mexican subsidiary, have been translated into U.S. dollars. Accordingly, all assets and liabilities outside the United States are translated to U.S. Dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Translation adjustments are recorded as a separate component of stockholders' equity. During the year ended March 31, 1997, translation adjustments, primarily attributable to the Company's German and Czech Republic subsidiaries, accounted for substantially all of the change in cumulative translation adjustment activity as reflected in the accompanying consolidated financial statements.

         The financial statements of the Company's subsidiary in Mexico, whose functional currency is the U.S. Dollar, are remeasured into U.S. Dollars. Accordingly, monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date and non-monetary assets and liabilities at historical rates. Income and expense items are translated at a

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


weighted average exchange rate prevailing during the period, except expenses related to non-monetary assets and liabilities which are translated at historical rates. The effect of foreign currency adjustment for this entity is included in the results of operations. During the reported periods herein, such amounts were not significant.


         Foreign currency transaction gains or losses are reflected in operations. During the year ended March 31, 1997, transaction losses charged to operations amounted to $379,000; in 1996 and 1995, such gains and losses were not significant.

INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under the liabilities method specified by FAS 109, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Additionally, a valuation allowance is recorded for that portion of deferred tax assets for which it is more likely than not that the assets will not be realized. The deferred tax provision is the result of changes in the deferred tax assets and liabilities.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, long-term debt and capital leases. The carrying amount of the Company's long term debt approximates fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values at March 31, 1997 and 1996 based on the short-term nature of these instruments. Advances to affiliates have no readily ascertainable fair market value and , accordingly, their fair value are not readily determinable.

DEFERRED FINANCING COSTS

       Costs incurred in connection with financing activities (Note 6), are capitalized and amortized using the effective interest method, and charged to interest expense in the accompanying consolidated statements of operations. Total costs deferred and included in the accompanying consolidated balance sheets at March 31, 1997 and 1996 were $405,000 and $589,000, respectively. During fiscal 1997, the Company terminated its line of credit with a bank. Costs deferred at March 31, 1996 were charged in the accompanying consolidated statement of operations as an extraordinary item, net of applicable income taxes.

EARNINGS PER SHARE

         Earnings per share amounts have been computed using the weighted average number of common shares outstanding during each period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. This statement is

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


effective for the Company beginning with its quarterly period ending December 31, 1997, earlier adoption is not permitted. Since the Company's capital structure is considered simple for reporting EPS, the adoption of this principle is not expected to have a material impact on EPS reporting.


RECLASSIFICATIONS

         Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the March 31, 1997 presentation.

USE OF ESTIMATES

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that effect the amounts and disclosures reported in the financial statements and accompanying notes. Significant estimates made by management include allowances for doubtful accounts receivable, reserves for inventories, legal actions and environmental issues, and costs to complete on long term contracts. Actual results could differ from those estimates.

NOTE  3   PUBLIC OFFERINGS

INITIAL PUBLIC OFFERING

         On May 13, 1994, the Company completed its Initial Public Offering by selling 1.6 million shares of previously unissued common stock at $10.00 per share (the "Initial Public Offering Price"). In conjunction with the Initial Public Offering, the underwriter was granted warrants to purchase 128,000 shares of the Company's common stock at 130% of the Initial Public Offering Price ($13.00) exercisable over a four-year period commencing one year after the effective date of the registration statement (May 6, 1994). The net proceeds to the Company from the Initial Public Offering of approximately $14.6 million (including the proceeds received pursuant to the exercise of the over allotment option described below) were used to retire the Company's portion of Valentec's short and long-term debt, pay off its intercompany debt balances with Valentec (such debt balances were assumed in connection with the transfer of assets described in Note 1) and pay cash consideration to Valentec for the transfer of assets. The remaining proceeds have been used to fund the additional growth of the business. In conjunction with the Initial Public Offering, the underwriter was granted a 30 day option to purchase up to an aggregate of 240,000 additional shares (of which 80,000 were to be sold by Valentec) at the Initial Public Offering Price, less underwriting discounts and accountable expenses. The entire option was exercised within the 30 day period.

ADDITIONAL OFFERING

         On June 21, 1995, the Company completed an additional offering (the "Offering") of 1.5 million shares of common stock at $17.00 per share (the "Offering Price"), of which the Company sold 1.0 million shares of previously unissued common stock and Valentec and other selling shareholders sold 500,000 shares. The net proceeds to the Company from the Offering of approximately $16.5 million (including the proceeds received pursuant to the exercise of the over allotment option described below) has been, and will continue to be, used to fund the future growth of the business. In conjunction with the Offering, the underwriter was granted a 30 day option to purchase up to an aggregate of 225,000 additional shares (of which 75,000 shares and 150,000 shares were to be sold by the Company and Valentec and other selling shareholders respectively) at the Offering Price, less underwriting discounts. The entire option was exercised within the 30 day period.

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  COMPOSITION OF CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS

                                 (in thousands)
                                    March 31,
                                                         ----------------------
                                                            1997          1996
                                                         ----------------------
Accounts receivable:
      Billed receivables ...........................     $  9,152      $  4,779
      Unbilled receivables (net of unliquidated
       progress payments of $9,846 and $30,94
       in 1997 and 1996, respectively) .............        1,834         8,588
      Other ........................................          765         3,230
                                                         --------      --------
                                                         $ 11,751      $ 16,597
                                                         ========      ========

Inventories:
      Raw materials ................................     $  3,339      $  2,297
      Work-in-process ..............................        2,073         1,958
      Finished goods ...............................          966         1,060
                                                         --------      --------
                                                         $  6,378      $  5,315
                                                         ========      ========

Property, plant and equipment:
      Land and building ............................     $  8,435      $  1,241
      Machinery and equipment ......................       18,768        10,001
      Furniture and fixtures .......................        2,074           749
      Construction in process ......................        2,822         2,373
                                                         --------      --------
                                                           32,099        14,364
      Less -  accumulated depreciation
                and amortization ...................       (3,804)       (2,172)
                                                         --------      --------
                                                         $ 28,295      $ 12,192
                                                         ========      ========

NOTE  5  RELATED PARTY TRANSACTIONS

         For periods prior to the Initial Public Offering, the Company was allocated a portion of Valentec's corporate general and administrative expenses (excluding interest) based on a formula of revenue, fixed assets and payroll costs. In the opinion of management, the allocation method used was reasonable. Corporate charges totaled $60,000 for the year ended March 31, 1995. During fiscal years 1997 and 1996, the Company allocated certain of its corporate general and administrative expenses to Valentec totaling $726,000 and $659,000, respectively, using a similar basis for allocating expenses as previously discussed.

         The Company purchases certain components used in its products from affiliates. Purchases from affiliates totaled $2.6 million, $774,000 and $1.3 million for the years ended March 31, 1997, 1996 and 1995, respectively.

         The Company sells certain components to affiliates for use in their products. Sales to affiliates totaled $104,000, $4.3 million and $1.0 million for the years ended March 31, 1997, 1996 and 1995, respectively.

         The Company subleases space from VIL for its European automotive operations. Sublease payments for the years ended March 31, 1997, 1996 and 1995 were $117,000, $121,000 and $112,000, respectively. In addition, the Company is allocated its pro-rata portion of certain manufacturing overhead expenses based on square footage, as well as a pro-rata portion of shared general and administrative expenses. Such costs totaled $358,000, $254,000 and $248,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

         At March 31, 1997 and 1996, the Company has a receivable from Valentec aggregating $4.3 million, which was realized through the merger on May 22, 1997.

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6  LONG-TERM OBLIGATIONS

         Long-term obligations outstanding were as follows (in thousands):

                                                                  March 31,
                                                            -------------------
                                                              1997        1996
                                                            -------------------

Bank of  America  NT & SA term loan and  revolving  credit
  facility,  bearing interest at 2.25% and 2.0% over
  LIBOR (6.54% at March 31, 1997),
  respectively, refinanced May 21, 1997 ................   $ 20,192    $   --

Note payable, principal due in annual installments of
  $205,000 beginning January 12, 1999 to January 12, 2002,
  with  interest  at  7.22%  in  semiannual
  installments, secured by assets of the
  Company's United Kingdom subsidiary ..................        820         764

Capital equipment notes payable, due in monthly
  installments  with interest at 9.0% to 11.32%
  maturing at various rates through April
  2001, secured by machinery and equipment .............      3,369       3,020
                                                           --------    --------
                                                             24,381       3,784
Less - current portion .................................     (3,085)       (697)
                                                           --------    --------
                                                           $ 21,296    $  3,087
                                                           ========    ========


         On August 1, 1996, the Company entered into a loan agreement with Bank of America National Trust and Savings Association ("Bank of America NT & SA"). This credit facility was refinanced on May 21, 1997 as discussed in the following paragraph. The proceeds provided the Company with financing for the acquisition of Phoenix Airbag in the form of a $20.0 million acquisition term loan, to be amortized over a four-year period. The loan agreement also provided for a $5.5 million revolving credit facility and a non-revolving stand-by letter of credit facility to secure payment, if necessary, for the contingent purchase price for the acquisition of Phoenix Airbag. The term loan, revolving credit facility and stand-by letter of credit facility are collectively referred to as the "Bank of America NT & SA Facility". Indebtedness under the Bank of America NT & SA Facility was secured by substantially all the assets of the Company. Outstanding borrowings on the Bank of America NT & SA Facility term loan and revolving credit facility at March 31, 1997 were $17.3 million and $2.9 million, respectively.

         On May 21, 1997, the Company, Phoenix Airbag and Automotive Safety Components International Limited ("ASCIL" collectively, the "Borrowers") entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), and the lending institutions named therein (the "Credit Agreement"). The Credit Agreement provides for (i) a term loan in the principal amount of $15.0 million (the "Term Loan") and (ii) a revolving credit facility in the aggregate principal amount of $12.0 million (including letter of credit facilities). The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company and bears interest at a rate equal to either (i) the greater of KeyBank's prime rate or (ii) the sum of LIBOR plus 1.00% for term loans (and 1.25% for revolving loans, subject to reduction to 1.00% upon consummation of the proposed offering of senior subordinated notes (see Note 13), so long as no default or event of default shall have occurred and be continuing). The principal amount of the Term Loan is payable quarterly commencing September 30, 1997, in the amount of $750,000, with the last payment due on May 31, 2002 provided that the Term Loan must be prepaid out of the proceeds of the offering senior subordinated notes (see Note 13). The revolving loans under the Credit Agreement will mature on May 31, 2002. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge, consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures. Upon completion of the offering of senior subordinated notes (see Note 13), pursuant to a commitment letter with KeyBank, the Credit Agreement will be converted into a $27.0 million revolving credit facility with a five year term, bearing interest at LIBOR plus 1.00% with a commitment fee of 0.25% per annum for any unused portion.

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Future annual minimum principal payments, under the refinanced terms through KeyBank at March 31, 1997, are as follows (in thousands):

      1998 ................................       $ 3,085
      1999 ................................         4,019
      2000 ................................         3,811
      2001 ................................         3,739
      2002 ................................         3,617
      Thereafter ..........................         6,110
                                                  -------
                                                  $24,381
                                                  =======

         During fiscal year 1997, the Company entered into a sale-leaseback of certain equipment which is accounted for as a capital lease. The Company received proceeds (which approximated the carrying value of the asset at the time of sale) of approximately $1.5 million; no gain or loss was recorded in connection with this transaction. The agreement requires that specified machinery and equipment used in the Company's operations be pledged as collateral, among other criteria. The Company imputed interest at 9% per annum.

         On May 22, 1997, the Company completed the acquisition of Valentec (Notes 1 and 13). The Company assumed all of Valentec's outstanding obligations as of that date, including two term notes of approximately $5.1 million, a revolving line of credit of approximately $1.4 million, as of March 31, 1997 and equipment financings of approximately $1.1 million as of March 31, 1997. In addition, the Company issued a $2.0 million note payable and has or will pay $800,000 to VIL to repay intercompany amounts at the time of the sale.

         On June 4, 1997, the Company secured a $7.5 million mortgage note facility with Bank Austria. The note is payable in semi-annual installments of $375,000 beginning September 30, 1997 through March 31, 2007 and bears interest at a rate of 7.5%. The note is secured by the assets of the Company's Czech Republic facility.

         In May and June 1997, the Company paid approximately $6.5 million of the obligations assumed in the Valentec acquisition with the proceeds of the KeyBank credit facility, Bank Austria mortgage note and the $2.0 million equipment financing. The $2.0 million equipment financing bears interest at 9.38% and is payable monthly beginning July 1, 1997 through June 1, 2002 and is secured by certain fixed assets of Valentec.


NOTE  7  INCOME TAXES

         Income before income taxes comprises the following (in thousands):

                                                             March 31,
                                                  ------------------------------
                                                   1997        1996        1995
                                                  ------------------------------

Domestic ...................................      $2,670      $6,291      $2,379
Foreign ....................................       4,171       1,739       1,037
                                                  ------      ------      ------
                                                  $6,841      $8,030      $3,416
                                                  ======      ======      ======

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The income tax provision comprises the following (in thousands):

                                                          March 31,
                                            ------------------------------------
                                              1997           1996           1995
                                            ------------------------------------

Taxes currently payable:
     Federal ........................       $   935        $ 1,934       $   602
     State ..........................           154            327           114
     Foreign ........................           916            124           372
Deferred taxes:
     Federal ........................          (177)           311           148
     State ..........................           (49)            47            47
     Foreign ........................         1,216            373          --
                                            -------        -------       -------
                                            $ 2,995        $ 3,116       $ 1,283
                                            =======        =======       =======


         The income tax provision differs from the amount computed by applying the federal income tax rate to income before income taxes as follows:


                                    March 31,
                                                          ---------------------
                                                          1997    1996     1995
                                                          ---------------------

Expected taxes at federal statutory rate .............     34%     34%      34%
State income taxes, net of federal benefits ..........      2       5        5
Foreign earnings taxed at different rates ............      7       -        1
Change in deferred tax asset valuation allowance .....      -       -       (4)
Other, net ...........................................      1       -        2
                                                          ---     ---      ---
                                                           44%     39%      38%
                                                          ===     ===      ===


         The primary components of deferred tax assets and liabilities, included in other long-term liabilities in the accompanying consolidated balance sheet, are as follows (in thousands):

                                                                  March 31,
                                                         -----------------------
                                                            1997           1996
                                                         -----------------------
Deferred tax assets (liabilities):
      Accrued liabilities ........................       $   103        $    37
      Inventory ..................................           193            203
      Property, plant and equipment ..............        (1,552)          (862)
      Deferred product launch costs ..............             -           (688)
      Other ......................................            (7)             -
                                                         -------        -------
                                                         $(1,263)       $(1,310)
                                                         =======        =======


         No taxes have been provided relating to the possible distribution of approximately $4.2 million of undistributed earnings considered to be permanently reinvested. The amount of such additional taxes that would be payable if such earnings were distributed is estimated to be approximately $950,000.

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  COMMITMENTS AND CONTINGENCIES


Operating leases

         The Company has noncancelable operating leases for equipment and office space that expire at various dates through 2002. Certain of the lease payments are subject to adjustment for inflation, which have been normalized to operations. The Company incurred rent expense of $927,000, $612,000 and $272,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

         Future annual minimum lease payments for all noncancelable operating leases as of March 31, 1997 are as follows (in thousands):


         1998 .................................             $1,130
         1999 .................................              1,068
         2000 .................................              1,092
         2001 .................................                573
         2002 .................................                308
         Thereafter ...........................                403
                                                            ------
                                                            $4,574
                                                            ======

ENVIRONMENTAL ISSUES

         This Company has identified two areas of underground contamination at its facility in Galion, Ohio. One area involves a localized plating solution spill, which is currently being handled by the existing waste water treatment system. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. The Company has accrued $243,000 for the estimated cost of additional testing and remediation which are included in the long-term liabilities in the accompanying consolidated balance at March 31, 1997. The Company's environmental consultants estimate that the Company's voluntary plan of remediation will take three to five years to complete. In the opinion of management, the total remediation costs are not expected to have a material adverse effect on the Company's results of operations or financial position. Management's opinion is based on the advice of an independent consultant on environmental matters.


LEGAL PROCEEDINGS

         From time to time, the Company is the subject of legal proceedings for various matters. In management's opinion, there are no material claims currently pending.

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9  BUSINESS SEGMENT INFORMATION

         The Company's operations have been classified into two business segments: automotive and defense. See Note 1 for a description of business segments.

         Summarized financial information by business segment is as follows (in thousands):
                                                           March 31,
                                               ---------------------------------
                                                 1997        1996         1995
                                               ---------------------------------

Net Sales:
      Automotive ........................      $68,827      $49,091      $43,073
      Defense ...........................       15,131       45,851        8,706
                                               -------      -------      -------
                                               $83,958      $94,942      $51,779
                                               =======      =======      =======

Operating income:
      Automotive ........................      $ 7,255      $ 3,658      $ 2,397
      Defense ...........................        1,349        3,946          779
                                               -------      -------      -------
                                               $ 8,604      $ 7,604      $ 3,176
                                               =======      =======      =======

Total assets at period end:
      Automotive ........................      $60,800      $21,518      $20,429
      Defense ...........................        8,251       16,924        5,899
      Corporate .........................        4,356       11,389        1,983
                                               -------      -------      -------
                                               $73,407      $49,831      $28,311
                                               =======      =======      =======

Depreciation and amortization:
      Automotive ........................      $ 2,036      $   796      $   489
      Defense ...........................          355          308          254
                                               -------      -------      -------
                                               $ 2,391      $ 1,104      $   743
                                               =======      =======      =======

Capital expenditures:
      Automotive ........................      $ 8,092      $ 3,863      $ 1,979
      Defense ...........................          521          725          494
                                               -------      -------      -------
                                               $ 8,613      $ 4,588      $ 2,473
                                               =======      =======      =======

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Summarized financial information by geographic area is as follows (in thousands):

                                                            March 31,
                                               ---------------------------------
                                                 1997         1996         1995
                                               ---------------------------------
Net Sales (1):
      North America .....................      $46,371      $77,333      $34,274
      Europe ............................       37,587       17,609       17,505
                                               -------      -------      -------
                                               $83,958      $94,942      $51,779
                                               =======      =======      =======

Operating income:
      North America .....................      $ 3,089      $ 6,555      $ 3,143
      Europe ............................        5,515        1,049           33
                                               -------      -------      -------
                                               $ 8,604      $ 7,604      $ 3,176
                                               =======      =======      =======

Total assets at period end:
      North America .....................      $24,930      $37,974      $16,251
      Europe ............................       48,477       11,857       12,060
                                               -------      -------      -------
                                               $73,407      $49,831      $28,311
                                               =======      =======      =======
-----------------------------------------
(1) Foreign and domestic sales are representative of amounts reported by geographic region


NOTE 10  BENEFIT PLAN

         SCI participates in Valentec's defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for eligible employees. The plan provides for discretionary employer contributions. The Company made no employer contributions during any of the periods presented in the consolidated financial statements.


NOTE 11   COMMON STOCK AND STOCK OPTIONS

COMMON STOCK

         During fiscal years 1997 and 1996, the Company purchased 23,492 shares and 90,000 shares of common stock, respectively. The shares are held in treasury and are accounted for at cost. See Note 13 for common stock issued to acquire Valentec and treasury shares obtained in connection with such acquisition.

STOCK OPTIONS

        In conjunction with the Initial Public Offering, SCI established a stock option plan ("Plan"). The Plan, as amended, provides for the issuance of options to purchase an aggregate of 550,000 shares of SCI's common stock to key officers, employees of SCI or its affiliates, directors and consultants. Each award is determined by the Compensation Committee of the Board of Directors on an individual basis, except for awards to non-officer directors, which are determined pursuant to a formula. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

        Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                       March 31,
                                            ------------------------------
                                             1997        1996        1995
                                            ------------------------------
Net Income:
   As Reported .......................      $2,204      $4,914      $2,133
                                            ======      ======      ======
   Pro Forma .........................      $1,941      $4,756      $2,133
                                            ======      ======      ======
Net Income Per Share:
   As Reported .......................      $ 0.44      $ 0.99      $ 0.53
                                            ======      ======      ======
   Pro Forma .........................      $ 0.39      $ 0.95      $ 0.53
                                            ======      ======      ======

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the status of the Company's stock option plan at March 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:



                                           March 31, 1997           March 31, 1996             March 31, 1995
                                       ------------------------ -----------------------  ---------------------------
                                                    Weighted                 Weighted                    Weighted
                                         Number     Average      Number      Average       Number        Average
                                           of       Exercise       Of        Exercise        of          Exercise
                                         Shares      Price       Shares       Price        Shares         Price
                                       ---------    --------    -------      --------      -------       --------

Outstanding at beginning of year        288,625      $13.06     210,500       $10.79             -        $    -
Granted                                 244,499       11.97      84,500        18.65       243,500         10.68
Exercised                                  (375)      10.00           -            -             -             -
Forfeited                                  (750)      10.00      (6,375)       12.06       (33,000)        10.00
                                        -------                 -------                    -------
Outstanding at end of year              531,999       12.57     288,625        13.06       210,500         10.79
                                        -------       =====     -------        =====       -------         =====
Exercisable at end of year              122,250       12.04      50,750        10.57             -             -
                                        =======       =====      ======        =====       =======         =====
Weighted average fair value
     of options granted                   $5.48                   $8.85                      $4.94


        Of the 531,999 options outstanding at March 31, 1997, 200,000 have exercise prices between $10.00 and $14.88, with a weighted average exercise price of $10.15 and a weighted average remaining contractual life of 6.1 years; 98,375 of these options are exercisable with a weighted average exercise price of $10.28. An additional 87,500 options have exercise prices between $17.13 and $21.00 with a weighted average exercise price of $19.28 and a weighted average remaining contractual life of 6.6 years; 23,875 of these options are exercisable with a weighted average exercise price of $19.30. The remaining 244,499 options have exercise prices between $10.25 and $14.17 with a weighted average exercise price of $11.97 and a weighted average remaining contractual life of 9.3 years; none of these options are currently exercisable. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.7, 6.5 and 7.2 percent; dividends for all years; expected lives of 6.2, 6.8 and 6.0 years; and expected volatility of 32.4 percent for all years.

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 UNAUDITED QUARTERLY RESULTS

         Unaudited quarterly financial information for fiscal year 1996 and 1997 is set forth below (See Note 2). The Company recorded the cumulative effect of the change in accounting principle and the extraordinary item during the fourth quarter of fiscal year 1997 (see Note 2). The Company did not restate prior quarters. All dollar amounts are in thousands except per share data.


                                                                          Quarter Ended
                                                ----------------------------------------------------------------
                                                                            Company
                                                ----------------------------------------------------------------
                                                   June 30,    September 30,     December 31,        March 31,
                                                    1995           1995              1995              1996
                                                ----------------------------------------------------------------
Fiscal 1996
  Revenues .................................      $23,683         $25,317          $24,447            $21,495
  Income from operations ...................      $ 1,562         $ 1,952          $ 1,943            $ 2,147
  Net income ...............................      $ 1,047         $ 1,343          $ 1,297            $ 1,227
  Net income per share .....................      $  0.24         $  0.26          $  0.25            $  0.24




                                                                         Quarter Ended
                                                ----------------------------------------------------------------
                                                                            Company
                                                ----------------------------------------------------------------
                                                   June 30,     September 30,    December 31,        March 31,
                                                    1996            1996             1996              1997
                                                ----------------------------------------------------------------
Fiscal 1997
  Revenues .................................      $16,172         $18,877          $24,662            $24,247
  Income from operations ...................      $ 1,446         $ 2,248          $ 3,150            $ 1,760
  Income before extraordinary item and
   cumulative effect of accounting change...      $   853         $ 1,148          $ 1,420            $   425
  Net income ...............................      $   853         $ 1,148          $ 1,420            $(1,217)
  Income before extraordinary item and
   cumulative effect of accounting
         change per share ..................      $  0.17         $  0.23          $  0.28            $  0.09
  Net income per share .....................      $  0.17         $  0.23          $  0.28            $ (0.24)




                                                                     AMENDED Quarter Ended
                                                ----------------------------------------------------------------
                                                                            Company
                                                ----------------------------------------------------------------
                                                   June 30,     September 30,    December 31,        March 31,
                                                    1996            1996             1996              1997
                                                ----------------------------------------------------------------
AMENDED Fiscal 1997
  Revenues .................................      $16,172         $18,877          $24,662            $24,247
  Income from operations ...................      $ 1,416         $ 1,971          $ 2,627            $ 2,590
  Income before extraordinary item and
   cumulative effect of accounting change...      $   835         $   982          $     -            $     -
  Net (loss) income ........................      $  (424)        $   599          $ 1,106            $   923
  Income before extraordinary item and
   cumulative effect of accounting
         change per share ..................      $  0.17         $  0.20          $     -            $     -
  Net (loss) income per share ..............      $ (0.08)        $  0.12          $  0.22            $  0.20

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13  SUBSEQUENT EVENTS


         Pursuant to a definitive Stock Purchase Agreement, effective as of May 22, 1997, the Company acquired all of the outstanding common stock of Valentec in a tax-free stock-for-stock exchange. Valentec was the Company's largest shareholder immediately prior to the acquisition owning approximately 27%, or 1,379,200 shares of the issued and outstanding shares of the Company's common stock. The Company issued the shareholders of Valentec 1,369,200 newly issued shares of its common stock.

         The purchase price for the Valentec acquisition was negotiated between Valentec and a special committee consisting of independent members of the Board of Directors of the Company. The special committee was advised by independent legal counsel and an independent financial advisor. The Company's Board of Directors received an opinion from the special committee's financial advisor as to the fairness from a financial point of view of the consideration to be received by the Company to the Company's shareholders other than Valentec.

         The acquisition will be accounted for as a purchase. The aggregate purchase price amounted to approximately $14.3 million, including estimated direct acquisition costs of approximately $600,000. No significant adjustments to assets and liabilities acquired will be recorded as their carrying value approximates their fair value, except for common stock of the Company held by Valentec, which common shares have been recorded as treasury shares at market value of $13.7 million. These shares were previously accounted for under the equity method of accounting for the investment by Valentec. Management intends to merge Valentec during the first quarter of fiscal 1998. The excess of the purchase price over the fair value of the net assets acquired will be allocated to goodwill.

         On June 30, 1997, the Company entered into a definitive agreement to acquire substantially all of the assets of the air restraint and technical products division of JPS for $56.3 million plus the assumption of $797,000 in indebtedness subject to post-closing adjustments (the "JPS Acquisition"). The Company expects to finance the JPS Acquisition with a portion of the proceeds of a private placement of $80.0 million of senior subordinated notes.

         Unaudited pro forma condensed balance sheet information assuming the acquisitions and the senior subordinated notes were effected on March 31, 1997 is as follows (in thousands):


     Current assets ...........................................        $ 50,679
                                                                       ========
     Noncurrent assets ........................................        $108,887
                                                                       ========

     Current liabilities ......................................        $ 26,082
                                                                       ========
     Total liabilities ........................................        $124,292
                                                                       ========

         Unaudited pro forma condensed consolidated operations information assuming the acquisition and the senior subordinated notes were(and acquisition of Phoenix Airbag - see Note 1) effected on April 1, 1996 is as follows (in thousands, except per share data):


     Revenues .................................................       $173,208
                                                                      ========
     Income before extraordinary item
        and change in accounting principle ....................       $  2,011
                                                                      ========
     Income per share before extraordinary
        item and change in accounting principle ...............       $   0.40
                                                                      ========

         The unaudited pro forma condensed consolidated operations information is not necessarily indicative of the actual results which would have been attained if the acquisition would have been consummated on April 1, 1996.

                     SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS