Form 10-Q/A
period 1996-12-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 1997-07-08
CIK 918964

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q /A

       (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                            33-0596831
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

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

                                 Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          Outstanding at
              Class                                        July 3, 1997
--------------------------------------                   ----------------
Common Stock, par value $.01 per share                   5,015,383 shares

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SAFETY COMPONENTS INTERNATIONAL, INC.



Date: July 8, 1997                       By /s/ Jeffrey J. Kaplan
                                            ------------------------
                                             Jeffrey J. Kaplan
                                             Executive Vice President
                                             Chief Financial Officer

                                  EXHIBIT INDEX


 Exhibit              Description                                        Page
--------              -----------                                        ----


         10.1 TRW/SCI Multi Year Agreement dated as of April 1, 1996 among TRW Vehicle Safety Systems, Inc., TRW, Inc. and Safety Components International, Inc. Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted.

         10.2 Exhibits and Schedules to Credit Agreement dated as of March 15, 1996 among Safety Components International, Inc., Automotive Safety Components International, Inc., Galion, Inc., Valentec Systems, Inc. and Citicorp USA, Inc. (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 is hereby incorporated by reference).

         10.3 Amendment No. 1 to Loan Agreement among Safety Components International, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany (DE), Inc. and Bank of America National Trust & Savings Association dated as of September 30, 1996. (Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 is hereby incorporated by reference).

         10.4 Amendment No. 2 to Loan Agreement among Safety Components International, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany (DE), Inc. and Bank of America National Trust & Savings Association dated as of October 31, 1996. (Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 is hereby incorporated by reference).

         10.5 Amendment No. 3 to Loan Agreement among Safety Components International, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany (DE), Inc. and Bank of America National Trust & Savings Association dated as of December 31, 1996. (Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 is hereby incorporated by reference).

         11.1 Statement of Computation of Per Share Earnings (Exhibit 11.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 is hereby incorporated by reference).

         27 Financial Data Schedule (Exhibit 27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 is hereby incorporated by reference).