Form 10-Q
period 1997-06-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 1997-08-14
CIK 918964

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                3190 Pullman Street Costa Mesa, California, 92626
              (Address and zip code of principal executive offices)

                                   33-0596831
                      (IRS Employer Identification Number)

                                 (714) 662-7756
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


                     Yes  [X]          No  [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of August 14, 1997, was 5,015,383.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                                     PART I

                              FINANCIAL INFORMATION

The unaudited consolidated financial information at June 30, 1997 and for the three month period ended June 30, 1997 and the audited consolidated financial information at March 31, 1997 relate to Safety Components International, Inc. and its subsidiaries.


ITEM 1.    FINANCIAL STATEMENTS                                            PAGE

           Consolidated Balance Sheets as of June 30, 1997 and
           March 31, 1997                                                    3

           Consolidated Statements of Operations for the
           three months ended June 30, 1997 and 1996                         4

           Consolidated Statements of Cash Flows for
           three months ended June 30, 1997 and 1996                         5

           Notes to Consolidated Financial Statements                        6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11



                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                         14

ITEM 2.           CHANGES IN SECURITIES                                     14

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                           14

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                          14

ITEM 5.           OTHER INFORMATION                                         14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                          14

                                   SAFETY COMPONENTS INTERNATIONAL, INC.
                                         CONSOLIDATED BALANCE SHEETS

                            (in thousands, except per share and per share data)

                                                                              June 30,      March 31,
                                                                                1997          1997
                                                                              --------      ---------
ASSETS
Current assets:
             Cash and cash equivalents ..................................     $ 2,772        $ 8,320
             Accounts receivable, net ...................................      16,000         11,751
             Inventories ................................................       7,576          6,378
             Prepaid and other ..........................................       2,790            870
                                                                              -------        -------
                          Total current assets ..........................      29,138         27,319

Property, plant and equipment, net ......................................      34,032         28,295
Receivable from affiliate ...............................................           -          4,348
Intangible assets, net .................................................       27,602         10,991
Other assets ............................................................       3,744          2,454
                                                                              -------        -------
                          Total assets ..................................     $94,516        $73,407
                                                                              =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable ...........................................     $13,221        $ 7,792
             Earnout payable ............................................           -          2,211
             Accrued liabilities ........................................       7,436          2,476
             Current portion of long-term obligations ...................       5,236          3,085
                                                                              -------        -------
                          Total current liabilities .....................      25,893         15,564


Long-term obligations ...................................................      29,135         21,296
Other long-term liabilities .............................................       3,573          1,273
                                                                              -------        -------
                          Total liabilities .............................      58,601         38,133
                                                                              -------        -------

Commitments and contingencies

Stockholders' equity:
             Preferred stock: $.10 par value per share - 2,000,000 shares authorized;  no shares outstanding at
                    June 30, 1997 and March 31, 1997 ....................           -              -

             Common stock:  $.01 par value per share - 10,000,000 shares authorized; 5,015,383 and 5,025,383 shares issued and
                    outstanding at June 30, 1997 and
                    March 31, 1997, respectively ........................          50             51

             Common stock warrants ......................................           1              1
             Additional paid-in-capital .................................      43,754         30,062
             Treasury stock, 1,492,692 and 113,492 shares, at June 30,
                    1997 and March 31, 1997 respectively, at cost .......     (15,438)        (1,647)
             Retained earnings ..........................................      10,828          9,183
             Cumulative translation adjustment ..........................      (3,280)        (2,376)
                                                                              -------        -------
                          Total stockholders' equity ....................      35,915         35,274
                                                                              -------        -------
                          Total liabilities and stockholders' equity ....     $94,516        $73,407
                                                                              =======        =======

                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    SAFETY COMPONENTS INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             (in thousands, except per share and per share data)

                                                                       Three Months Ended
                                                                      ---------------------
                                                                      June 30,     June 30,
                                                                        1997         1996
                                                                      --------     --------

Net Sales ......................................................      $27,629      $16,172

Cost of sales, excluding depreciation ..........................       21,156       13,243

Depreciation ...................................................          805          337
                                                                      -------      -------
             Gross profit ......................................        5,668        2,592


Selling and marketing expenses .................................          288          302

General and administrative expenses ............................        2,163          844

Amortization of goodwill .......................................          185            -
                                                                      -------      -------
             Income from operations ............................        3,032        1,446

Other expense (income), net ....................................          118           64

Interest expense ...............................................          523           10
                                                                      -------      -------
             Income before income taxes ........................        2,391        1,372

Provision for income taxes .....................................          956          519
                                                                      -------      -------
Net income .....................................................      $ 1,435      $   853
                                                                      =======      =======

Net income per share ...........................................      $  0.29      $  0.17
                                                                      =======      =======

Weighted average number of shares outstanding ..................        5,021        5,069
                                                                      =======      =======


                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SAFETY COMPONENTS INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (in thousands)

                                                                         Three Months Ended
                                                                        -------------------
                                                                        June 30,   June 30,
                                                                          1997       1996
                                                                        --------   -------
Net cash provided by (used in) operating activities .............       $  2,099   $(4,524)
                                                                        --------   -------
Cash Flows From Investing Activities:
         Additions to property, plant and equipment .............         (1,828)   (2,047)
                                                                        --------   -------

Cash Flows From Financing Activities:
         Proceeds from KeyBank term note ........................         15,000         -
         Proceeds from Bank Austria mortgage ....................          7,500         -
         Proceeds from Transamerica financing ...................          2,000         -
         Repayment of Bank of America NT&SA term note ...........        (16,812)        -
         Purchase of treasury stock .............................              -      (268)
         (Repayments) borrowing of debt and long-term obligations         (8,252)     (172)
         Net borrowing on revolving credit facility .............             (3)      360
         Changes in intercompany accounts .......................         (4,348)        -
                                                                        --------   -------
              Net cash provided by financing activities .........         (4,915)      (80)
                                                                        --------   -------
Effect of exchange rate changes on cash .........................           (904)       79
                                                                        --------   -------
Change in cash and cash equivalents .............................         (5,548)   (6,572)
Cash and cash equivalents, beginning of period ..................          8,320    12,033
                                                                        --------   -------
Cash and cash equivalents, end of period ........................       $  2,772   $ 5,461
                                                                        ========   =======

                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by Safety Components International, Inc. ("SCI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, SCI believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 1997. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

     In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods.

     On August 6, 1996, Automotive Safety Components International Inc., a wholly-owned subsidiary of the Company, acquired 80% of the outstanding capital stock of Phoenix Airbag GmbH ("Phoenix Airbag"). Phoenix Airbag was a corporation organized under the laws of the Republic of Germany, and at the time of the acquisition, was a wholly-owned subsidiary of Phoenix Aktiengesellschaft ("Phoenix AG") in Hamburg, Germany. The purchase from Phoenix AG was made in accordance with the terms and conditions of the Agreement Concerning the Sale and Transfer of all the Shares in Phoenix Airbag GmbH dated June 6, 1996, as amended. The acquisition was completed on August 5, 1996. The operations of Phoenix Airbag are included for the entire three month period ended June 30, 1997.

     Effective as of May 22, 1997, the Company acquired all of the outstanding capital stock of Valentec International Corporation ("Valentec")(see Note 4). Valentec is a high-volume manufacturer of stamped and precision-machined products for the automotive, commercial and defense industries. The operations of Valentec are included in the three month period ended June 30, 1997 beginning on May 22, 1997.


NOTE  2  COMPOSITION OF CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS
         (in thousands)


                                                                       June 30, 1997         March 31, 1997
                                                                       -------------         --------------
Accounts receivable:
      Billed receivables                                                 $ 12,882                $ 9,152
      Unbilled receivables (net of unliquidated progress
      payments of $10,428 and $9,846 at June 30, 1997 and
      March 31, 1997, respectively)                                         2,140                  1,834
      Other                                                                   978                    765
                                                                          -------                -------
                                                                          $16,000                $11,751
                                                                          =======                =======

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



Inventories:
      Raw materials                                                       $ 3,332                $ 3,339
      Work-in-process                                                       2,968                  2,073
      Finished goods                                                        1,276                    966
                                                                          -------                -------
                                                                          $ 7,576                $ 6,378
                                                                          =======                =======

Property, plant and equipment:
      Land and building                                                   $ 7,379                $ 8,435
      Machinery and equipment                                              27,863                 20,842
      Construction in process                                               3,398                  2,822
                                                                          -------                -------
                                                                           38,640                 32,099
      Less -  accumulated depreciation and amortization                    (4,608)                (3,804)
                                                                          -------                -------
                                                                          $34,032                $28,295
                                                                          =======                =======

NOTE  3  LONG-TERM OBLIGATIONS (in thousands)

         Long-term obligations outstanding were as follows:

                                                                      June 30, 1997          March 31, 1997
                                                                      -------------          --------------

KeyBank term loan and revolving credit facility                           $17,928                 $ -

Bank of America NT&SA term loan and revolving credit facility, bearing interest at 2.25% and 2.0% over LIBOR (6.54% at
     March 31, 1997), respectively, refinanced May 21, 1997                     -                  20,192

Bank Austria mortgage note                                                  7,500                       -

Valentec International Limited note payable at 7.0%, principal
     and interest due in monthly installments of $39,600                    2,000                       -

Note  payable,  principal  due in  annual  installments  of
     $205,000  beginning January 12, 1999 to January 12, 2002,
     with interest at 7.22% in semiannual installments, secured
     by assets of the Company's United Kingdom subsidiary                     832                     820


Capital equipment notes payable,  due in monthly  installments with interest at 9.0% to 11.32% maturing at various rates
       through April 2001, secured by machinery and equipment               6,111                   3,369
                                                                          -------                 -------
                                                                           34,371                  24,381
Less - current portion                                                     (5,236)                 (3,085)
                                                                          -------                 -------
                                                                          $29,135                 $21,296
                                                                          =======                 =======

                                       7

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


     On May 21, 1997, the Company, Phoenix Airbag and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), and the lending institutions named therein (the "Credit Agreement"). The proceeds of the Credit Agreement were used to repay the Bank of America National Trust and Savings Association ("Bank of America NT&SA") term loan and revolving credit facility. The Credit Agreement initially provided for (i) a term loan in the principle amount of $15.0 million (the "Term Loan") and (ii) a revolving credit facility in the aggregate principal amount of $12.0 million (including letter of credit facilities) as of March 31, 1997. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company and bears interest at a rate equal to either (i) the greater of KeyBank's prime rate (ii) the sum of LIBOR (5.72% as of June 30, 1997) plus 1.00% for term loans (and 1.25% for revolving loans). Upon the issuance of the $90.0 million Senior Subordinated Notes (see Note 4), all outstanding borrowings under the Credit Agreement were repaid and the Credit Agreement was converted into a $27.0 million revolving credit facility for a five year term, bearing interest at LIBOR plus 1.00% with a commitment fee of 0.25% per annum for any unused portion. The Company will use the revolving credit facility to fund working capital.

     On June 4, 1997, the Company secured a $7.5 million mortgage note facility with Bank Austria. The note is payable in semi-annual installments of $375,000 beginning September 30, 1997 through March 31, 2007 and bears an interest rate of 7.5%. The note is secured by the assets of Company's Czech Republic facility.

     In May and June 1997, the Company repaid approximately $6.5 million of the obligations assumed in the Valentec acquisition out of the proceeds of the KeyBank credit facility, Bank Austria mortgage note and a $2.0 million equipment financing. The $2.0 million equipment financing bears interest at 9.38% and is payable monthly beginning July 1, 1997 through July 1, 2002 and is secured by certain fixed assets of Valentec.


NOTE 4 - SIGNIFICANT TRANSACTIONS


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

     The acquisition was accounted for as a purchase. The aggregate purchase price amounted to approximately $14.3 million, including estimated direct acquisition costs of approximately $600,000. No significant adjustments to

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


assets and liabilities acquired will be recorded as their carrying value approximates their fair value, except the common stock of the Company held by Valentec, which common stock has been recorded as treasury stock at market value of $13.8 million. These shares of common stock were previously accounted for under the equity method of accounting for the investment by Valentec. Management intends to merge Valentec during fiscal 1998. The excess of the purchase price over the fair value of the net assets acquired of $16.8 million was allocated to goodwill and will be amortized over 25 years.

     The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and Valentec as if the acquisition had occurred at the beginning of the fiscal year ended March 31, 1997, with pro forma adjustments to give effect to the amortization of goodwill, the inclusion of Phoenix Airbag for the entire fiscal year and certain other adjustments, together with the related income tax effect.


                                                           March 31, 1997
                                                           --------------
          Net sales                                           $107,638
          Income from continuing operations                   $  3,065
          Earnings per share                                  $   0.61


     On June 30,  1997,  the Company  entered  into a  definitive  agreement  to acquire all of the assets and assume certain liabilities of the Air Restraint and Industrial Fabrics Division of JPS Automotive L.P. ("JPS"). JPS is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added synthetic fabrics used in a variety of niche industrial and commercial applications. On July 24, 1997 the Company purchased JPS for approximately $56.9 million, which included the repayment of approximately $650,000 of capital lease obligations. The purchase price is subject to post closing adjustments, which will ultimately affect goodwill. The Company estimates direct acquisition costs to be approximately $600,000. The acquisition has been accounted for as a purchase, with the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill. Goodwill will be amortized over 40 years. The assets were acquired through the Company's newly formed wholly- owned subsidiary, Safety Components Fabric Technologies, Inc., which will be the operating entity on a going forward basis.

     On July 24, 1997, the Company issued (the "offering") $90.0 million of 10 1/8% Senior Subordinated Notes (the "Notes") due July 15, 2007. Interest on the Notes will accrue from July 24, 1997 and will be payable semi-annually in arrears on each of January 15 and July 15 of each year, commencing January 15, 1998. The Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future Senior Indebtedness and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors. A substantial portion of the proceeds of the Notes were used by the Company to purchase JPS, repay the term loan and amounts outstanding under the revolving credit facility with KeyBank as of July 24, 1997 and pay certain fees and expenses associated with the acquisition of JPS and the Notes. The balance of the proceeds will be used to purchase a building adjacent to facility acquired in the JPS acquisition and for working

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


capital and general corporate purposes. The Company estimates that it incurred approximately $3.3 million of fees and expenses related to the Offering. Such fees will be deferred and amortized over the expected term of the Notes, not to exceed 10 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:


FIRST QUARTER ENDED JUNE 30, 1997 COMPARED TO FIRST QUARTER ENDED JUNE 30, 1996

     NET SALES. Net sales increased by $11.5 million or 70.8% to $27.6 million for the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997. The increase was primarily attributable to increased sales volume in Europe attributable to the acquisition of Phoenix Airbag which contributed approximately $10.1 million. Phoenix Airbag was acquired on August 5, 1996 and included in the Company's entire first quarter of fiscal year 1998 whereas in the first quarter of fiscal year 1997 Phoenix Airbag had not yet been acquired. The remaining increase was due to the addition of Valentec during the first quarter of fiscal year 1998 offset by lower sales in the defense operations due to delays in the current contract schedule for the Company's systems contract with the U.S. Army.

     GROSS PROFIT. Gross profit increased by $3.1 million or 118.7% to $5.7 million for the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997. The increase was primarily attributable to increased sales volume in Europe due to the acquisition of Phoenix Airbag, which contributed approximately $2.9 million to gross profit.

     Gross profit as a percentage of sales increased to approximately 20.5% for the first quarter of fiscal year 1998 from 16.1% for the first quarter of fiscal year 1997. The increase as a percentage was due to the greater contribution to gross profit by Phoenix Airbag, which has a higher gross margin percentage than the remainder operations due to automation.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.3 million or 156.3% to $2.2 million for the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997. The increase was primarily attributable to the automotive operations. With the addition of Phoenix Airbag, the new Czech Republic facility and Valentec, costs increased approximately $660,000. The remaining increase was due to a combination of additional costs incurred in the North American manufacturing operations and corporate services. Selling, general and administrative expenses as a percentage of sales increased slightly to 7.8% for the first quarter of fiscal year 1998 from 5.2% for the first quarter of fiscal year 1997.

     OPERATING INCOME. Operating income increased by $1.6 million or 109.7% to $3.0 million for the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997. Operating income from Automotive operations increased by $1.3 million primarily attributable to the acquisition of Phoenix Airbag and Valentec.

     INTEREST EXPENSE. Interest expense increased $513,000 to $523,000 for the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997. This increase was a direct result of the term loan used for the acquisition of Phoenix Airbag and borrowings under the revolving credit facility. The increase of other expense is primarily attributable to losses on foreign currency transactions.

     INCOME TAXES. The income tax rate applied against pre-tax income was 40.0% for the first quarter of fiscal year 1998 compared to 37.8% for the first quarter of fiscal year 1997. The tax rate increased as compared to prior year due to the increasing percentage of income generated from European operations, which have higher tax rates than U.S. operations.

     NET INCOME. Net income increased to $1.4 million for the first quarter of fiscal year 1998 compared to $853,000 for the first quarter of fiscal year 1997. This increase is a result of the items discussed above.


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

     As of May 21, 1997, the Company, Phoenix Airbag and Automotive Safety Components International Limited ("ASCIL" and collectively, the "Borrowers") entered into the Credit Agreement with KeyBank National Association, as administrative agent ("KeyBank"), and the lending institutions named therein (the "Credit Agreement"). Prior to the consummation of the offering, the Credit Agreement provided for (i) a term loan in the principal amount of $15.0 million (the "Term Loan") and (ii) a revolving credit facility in the aggregate principal amount of $12.0 million (including letter of credit facilities). The indebtedness under the Credit Agreement bore interest at a rate equal to either
(i) the greater of KeyBank's prime rate or (ii) the sum of LIBOR plus 1.00% for term loans (and 1.25% for revolving loans, subject to reduction to 1.00% upon consummation of the offering so long as no default or event of default shall have occurred and be continuing). Upon the consummation of the Offering, the Company used the proceeds thereof to repay the Term Loan and amounts then outstanding under the Revolving Credit Facility. In connection therewith, the Company's credit facility with KeyBank was converted into a $27.0 million revolving credit facility, bearing interest at LIBOR plus 1.00% with a commitment fee of 0.25% for any unused portion, with the remaining terms and conditions being similar to the previous revolving credit facility. The Company incurred approximately $200,000 of financing fees in connection with the KeyBank credit facility. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge, consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

     Net cash generated from operations were $2.1 million during the first quarter of fiscal year 1998. Net capital expenditures were $1.8 million. Net cash used by financing activities in the first quarter of fiscal year 1998 was $4.9 million. Cash proceeds from financing activities were used to repay certain liabilities of the newly acquired Valentec. These activities resulted in a net decrease in cash of $5.5 million in the first quarter of fiscal year 1998.

     Capital expenditures were $1.8 million in the first quarter of fiscal year 1998. Capital expenditures in the first quarter of fiscal year 1998 were used to construct the new facility in the Czech Republic, and the acquisition of additional equipment to expand the Company's production capacity worldwide.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  Not applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No.    Exhibits
                  -----------    ----------------------------------------------

                  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


         (b)      Reports on Form 8-K
                  -------------------

                  Current Report on Form 8-K filed on June 6, 1997 relating to the acquisition of Valentec.



                                  SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAFETY COMPONENTS INTERNATIONAL, INC.
                                       (Registrant)


DATED: August 14, 1997                 BY: /s/ JEFFREY J. KAPLAN
                                           ----------------------------
                                           Jeffrey J. Kaplan
                                           Executive Vice President and
                                           Chief Financial Officer