Form 10-Q/A
period 1997-06-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 1997-08-21
CIK 918964

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

               2160 North Central Road, Fort Lee, New Jersey 07024
              (Address and zip code of principal executive offices)

                                   33-0596831
                      (IRS Employer Identification Number)

                                 (201) 592-0008
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


                     Yes  [X]          No  [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of August 20, 1997, was 5,022,383.

     This Form 10-Q/A, Amendment Number 1, amends and supplements the Form 10-Q (the "Original Form 10-Q") filed by Safety Components International, Inc. on August 14, 1997. The sole purpose of this Amendment Number 1 is to amend Part I:
Item 1 and Item 2 of the Original Form 10-Q to correct one line item in the Consolidated Statements of Cash Flows for three months ended June 30, 1997 and include an explanation of such change in the related discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations. Items 1 and 2 of Part I of the Original Form 10-Q are hereby amended and restated to read in their entirety as follows:


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
                                                                      =======      =======


                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SAFETY COMPONENTS INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (in thousands)

                                                                         Three Months Ended
                                                                        -------------------
                                                                        June 30,   June 30,
                                                                          1997       1996
                                                                        --------   -------
Net cash provided by (used in) operating activities .............       $  2,088   $(4,524)
                                                                        --------   -------
Cash Flows From Investing Activities:
         Additions to property, plant and equipment .............         (1,828)   (2,047)
         Additional consideration and costs for Phoenix Airbag ..         (2,386)        -
         Acquisition costs for Valentec .........................           (342)        -
         Advances to Valentec prior to acquisition ..............         (1,215)        -
         Initial acquisition costs for JPS ......................           (163)        -
                                                                        --------   -------
              Net cash used in investing activities .............         (5,934)   (2,047)
                                                                        --------   -------
Cash Flows From Financing Activities:
         Proceeds from KeyBank term note ........................         15,000         -
         Proceeds from Bank Austria mortgage ....................          7,500         -
         Proceeds from Transamerica financing ...................          2,000         -
         Repayment of Bank of America NT&SA term note ...........        (16,812)        -
         Purchase of treasury stock .............................              -      (268)
         (Repayments) borrowing of debt and long-term obligations         (8,252)     (172)
         Net borrowing on revolving credit facility .............             (3)      360
                                                                        --------   -------
              Net cash used in financing activities .............           (798)      (80)
                                                                        --------   -------
Effect of exchange rate changes on cash .........................           (904)       79
                                                                        --------   -------
Change in cash and cash equivalents .............................         (5,548)   (6,572)
Cash and cash equivalents, beginning of period ..................          8,320    12,033
                                                                        --------   -------
Cash and cash equivalents, end of period ........................       $  2,772   $ 5,461
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

         Net cash generated from operations were $2.1 million during the first quarter of fiscal year 1998. Cash used by investing activities was $5.9 million. Cash used for capital expenditures were $1.8 million. The Company also paid additional costs and consideration in connection with the acquisition of Phoenix Airbag, which was primarily the $2.2 million earn-out accrued at the end of fiscal year 1997. In addition, the Company incurred certain costs in connection with the acquisitions of Valentec and JPS of approximately $342,000 and $163,000, respectively. The Company also made advances to Valentec prior to acquisition for the purpose of funding operations. Net cash used by financing activities in the first quarter of fiscal year 1998 was $5.5 million. Cash proceeds from financing activities were used to repay certain liabilities of the newly acquired Valentec and repay the term loan and revolving credit facility with Bank of America National Trust and Savings Association. These activities resulted in a net decrease in cash of $5.5 million in the first quarter of fiscal year 1998.

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

                                       SAFETY COMPONENTS INTERNATIONAL, INC.
                                       (Registrant)


DATED: August 20, 1997                 BY: /s/ JEFFREY J. KAPLAN
                                           ----------------------------
                                           Jeffrey J. Kaplan
                                           Executive Vice President and
                                           Chief Financial Officer