Form 10-Q
period 1997-09-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 1997-11-13
CIK 918964

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                2160 North Central Road, New Jersey, 07024
              (Address and zip code of principal executive offices)

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


                     Yes  [X]          No  [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of November 12, 1997, was 5,031,383.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                                     PART I

                              FINANCIAL INFORMATION

     The unaudited consolidated financial information at September 30, 1997 and for the three and six month period ended September 30, 1997 and the audited consolidated financial information at March 31, 1997 relate to Safety Components International, Inc. and its subsidiaries.


ITEM 1.    FINANCIAL STATEMENTS                                            PAGE

           Consolidated Balance Sheets as of September 30, 1997 and
           March 31, 1997                                                    3

           Consolidated Statements of Operations for the
           three months ended September 30, 1997 and 1996                    4

           Consolidated Statements of Operations for the
           six months ended September 30, 1997 and 1996                      5

           Consolidated Statements of Cash Flows for
           three months ended September 30, 1997 and 1996                    6

           Notes to Consolidated Financial Statements                        7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11



                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                         16

ITEM 2.           CHANGES IN SECURITIES                                     16

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                           16

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                          16

ITEM 5.           OTHER INFORMATION                                         16

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                          16

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except per share and per share data)

                                                                            September 30,    March 31,
                                                                                1997           1997
                                                                            ------------     --------
ASSETS
Current assets:
             Cash and cash equivalents ..................................    $ 10,589        $ 8,320
             Accounts receivable, net ...................................      29,678         11,751
             Inventories ................................................      16,530          6,378
             Prepaid and other ..........................................       2,593            870
                                                                             --------        -------
                          Total current assets ..........................      59,390         27,319

Property, plant and equipment, net ......................................      62,175         28,295
Receivable from affiliate ...............................................           -          4,348
Intangible assets, net .................................................       51,153         10,991
Other assets ............................................................       6,971          2,454
                                                                             --------        -------
                          Total assets ..................................    $179,689        $73,407
                                                                             ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable ...........................................     $17,721        $ 7,792
             Earnout payable ............................................           -          2,211
             Accrued liabilities ........................................      14,829          2,476
             Current portion of long-term obligations ...................       2,673          3,085
                                                                             --------        -------
                          Total current liabilities .....................      35,223         15,564


Long-term obligations ...................................................      12,934         21,296
Senior subordinated debt                                                       90,000              -
Other long-term liabilities .............................................       4,382          1,273
                                                                             --------        -------
                          Total liabilities .............................     142,539         38,133
                                                                             --------        -------

Commitments and contingencies

Stockholders' equity:
             Preferred stock: $.10 par value per share - 2,000,000 shares authorized;  no shares outstanding at
                    September 30, 1997 and March 31, 1997 ...............           -              -

             Common stock:  $.01 par value per share - 10,000,000 shares authorized; 5,015,383 and 5,025,383 shares issued and
                    outstanding at September 30, 1997 and
                    March 31, 1997, respectively ........................          50             51

             Common stock warrants ......................................           1              1
             Additional paid-in-capital .................................      43,804         30,062
             Treasury stock, 1,492,692 and 113,492 shares, at September 30,
                    1997 and March 31, 1997 respectively, at cost .......     (15,438)        (1,647)
             Retained earnings ..........................................      12,110          9,183
             Cumulative translation adjustment ..........................      (3,377)        (2,376)
                                                                             --------        -------
                          Total stockholders' equity ....................      37,150         35,274
                                                                             --------        -------
                          Total liabilities and stockholders' equity ....    $179,689        $73,407
                                                                             ========        =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and per share data)

                                                                           Three Months Ended
                                                                    -------------------------------
                                                                    September 30,     September 30,
                                                                        1997              1996
                                                                    -------------     -------------

Net Sales ......................................................      $42,728           $18,877

Cost of sales, excluding depreciation ..........................       34,106            14,579

Depreciation ...................................................        1,333              522
                                                                      -------           -------
             Gross profit ......................................        7,289             3,776


Selling and marketing expenses .................................          623               395

General and administrative expenses ............................        2,133               979

Amortization of goodwill .......................................          404               154
                                                                      -------           -------
             Income from operations ............................        4,129             2,248

Other expense (income), net ....................................          (70)                9

Interest expense ...............................................        2,165               240
                                                                      -------           -------
             Income before income taxes ........................        2,034             1,999

Provision for income taxes .....................................          752               851
                                                                      -------           -------
Net income .....................................................      $ 1,282           $ 1,148
                                                                      =======           =======

Net income per share ...........................................      $  0.26           $  0.23
                                                                      =======           =======

Weighted average number of shares outstanding ..................        5,021             5,048
                                                                      =======           =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and per share data)

                                                                           Six Months Ended
                                                                    -------------------------------
                                                                    September 30,     September 30,
                                                                        1997              1996
                                                                    -------------     -------------

Net Sales ......................................................      $70,357           $35,049

Cost of sales, excluding depreciation ..........................       55,262            27,822

Depreciation ...................................................        2,138               859
                                                                      -------           -------
             Gross profit ......................................       12,957             6,368


Selling and marketing expenses .................................          911               697

General and administrative expenses ............................        4,296             1,823

Amortization of goodwill .......................................          589               154
                                                                      -------           -------
             Income from operations ............................        7,161             3,694

Other expense (income), net ....................................           89                73

Interest expense ...............................................        2,647               250
                                                                      -------           -------
             Income before income taxes ........................        4,425             3,371

Provision for income taxes .....................................        1,708             1,370
                                                                      -------           -------
Net income .....................................................      $ 2,717           $ 2,001
                                                                      =======           =======

Net income per share ...........................................      $  0.54           $  0.40
                                                                      =======           =======

Weighted average number of shares outstanding ..................        5,021             5,059
                                                                      =======           =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                              Six Months Ended
                                                                      -------------------------------
                                                                       September 30,     September 30,
                                                                           1997              1996
                                                                      -------------     -------------

Net cash provided by (used in) operating activities .............       $  4,979          $ 6,013
                                                                        --------          -------
Cash Flows From Investing Activities:
         Additions to property, plant and equipment .............         (6,626)          (4,928)
         Additional consideration and costs for Phoenix Airbag ..         (2,455)         (22,572)
         Acquisition costs for Valentec .........................           (809)               -
         Advances to Valentec prior to acquisition ..............         (1,215)               -
         Acquisition SCFT .......................................        (57,582)               -
                                                                        --------          -------
              Net cash used in investing activities .............        (68,687)         (27,500)
                                                                        --------          -------
Cash Flows From Financing Activities:
         Net proceeds from Notes ................................         86,265
         Proceeds from KeyBank term note ........................         15,000                -
         Proceeds from Bank Austria mortgage ....................          7,500                -
         Proceeds from Transamerica financing ...................          2,000                -
         Repayment of Bank of America NT&SA term note ...........        (16,812)               -
         Repayment of KeyBank term note .........................        (15,000)               -
         Exercise of stock options ..............................             50                -
         Purchase of treasury stock .............................              -             (268)
         (Repayments) borrowing of debt and long-term obligations         (9,309)          18,602
         Net (repayments) borrowing on revolving credit facility .        (2,931)             432
                                                                        --------          -------
              Net cash provided in financing activities .........         66,763           18,766
                                                                        --------          -------
Effect of exchange rate changes on cash .........................           (786)             (15)
                                                                        --------          -------
Change in cash and cash equivalents .............................          2,269           (2,736)
Cash and cash equivalents, beginning of period ..................          8,320           13,045
                                                                        --------          -------
Cash and cash equivalents, end of period ........................       $ 10,589          $10,309
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

     On August 6, 1996, Automotive Safety Components International, Inc., a wholly-owned subsidiary of the Company, acquired 80% of the outstanding capital stock of Phoenix Airbag GmbH ("Phoenix Airbag"). Phoenix Airbag was a corporation organized under the laws of the Republic of Germany, and at the time of the acquisition, was a wholly-owned subsidiary of Phoenix Aktiengesellschaft ("Phoenix AG") in Hamburg, Germany. The purchase from Phoenix AG was made in accordance with the terms and conditions of the Agreement Concerning the Sale and Transfer of all the Shares in Phoenix Airbag GmbH dated June 6, 1996, as amended. Company representatives have met with the staff of Phoenix Airbag and the Betriebsrat (the German Works Council) to communicate the intended closure of the manufacturing facility in Hildesheim, Germany. This intended closure is due to the increased market pressures experienced in the European business segment. The Company expects to move the operations from the facility in Germany to its facility in the Czech Republic and its facility in Gwent, Wales in the United Kingdom September 1998. The Company estimates the costs of the closure to be $4,500,000, a major portion of which relates to the "Social Plan" for the employees designed by the Betriebsrat. Accordingly, the Company has recorded an accrual for such closure and severance costs as part of the purchase during the second quarter.

     Effective as of May 22, 1997, the Company acquired all of the outstanding capital stock of Valentec International Corporation ("Valentec"). Valentec is a high-volume manufacturer of stamped and precision-machined products for the automotive, commercial and defense industries. The operations of Valentec are included for the entire three-month period ended September 30, 1997 and beginning on May 22, 1997 for the six-month period ended September 30, 1997.

     On July 24, 1997, the Company, through newly formed wholly-owned subsidiary, Safety Components Fabric Technologies, Inc., purchased all of the assets and assumed certain liabilities of the Air Restraint and Industrial Fabrics Division of JPS Automotive L.P. (SCFT). SCFT is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added synthetic fabrics used in a variety of niche industrial and commercial applications. The operations of SCFT are included in the three and six-month period ended September 30, 1997 beginning on July 24, 1997.

     Additionally, on July 24, 1997, the Company, issued $90.0 million of 10 1/8% Senior Subordinated Notes (the "Notes") due July 15, 2007 (see Note 3). A substantial portion of the proceeds of the Notes were used by the Company to purchase the Division, repay the term loan and amounts outstanding under the revolving credit facility with KeyBank as of July 24, 1997 and pay certain fees and expenses associated with the acquisition of the Division and the Notes.



NOTE  2  COMPOSITION OF CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS
         (in thousands)



                                                                    September 30, 1997       March 31, 1997
                                                                    ------------------       --------------
Accounts receivable:
      Billed receivables                                                 $ 25,432                $ 9,152
      Unbilled receivables (net of unliquidated progress
      payments of $11,104 and $9,846 at September 30, 1997 and
      March 31, 1997, respectively)                                         3,484                  1,834
      Other                                                                   762                    765
                                                                          -------                -------
                                                                          $29,678                $11,751
                                                                          =======                =======

Inventories:
      Raw materials                                                       $ 5,654                $ 3,339
      Work-in-process                                                       5,558                  2,073
      Finished goods                                                        5,318                    966
                                                                          -------                -------
                                                                          $16,530                $ 6,378
                                                                          =======                =======

Property, plant and equipment:
      Land and building                                                   $10,100                $ 8,435
      Machinery and equipment                                              49,946                 20,842
      Construction in process                                               8,027                  2,822
                                                                          -------                -------
                                                                           68,043                 32,099
      Less -  accumulated depreciation and amortization                    (5,868)                (3,804)
                                                                          -------                -------
                                                                          $62,175                $28,295
                                                                          =======                =======

NOTE  3  LONG-TERM OBLIGATIONS (in thousands)



                                                                    September 30, 1997          March 31, 1997
                                                                    ------------------          --------------

Senior Subordinated Notes at 10 1/8%                                     $ 90,000                 $     -

KeyBank revolving credit facility                                               -                       -

Bank of America NT&SA term loan and revolving credit facility, bearing interest at 2.25% and 2.0% over LIBOR (6.54% at
     March 31, 1997), respectively, refinanced May 21, 1997                     -                  20,192

Bank Austria mortgage note                                                  7,125                       -

Valentec International Limited note payable at 7.0%, principal
     and interest due in monthly installments of $39,600                    1,887                       -

Note  payable,  principal  due in  annual  installments  of
     $205,000  beginning January 12, 1999 to January 12, 2002,
     with interest at 7.22% in semiannual installments, secured
     by assets of the Company's United Kingdom subsidiary                     809                     820


Capital equipment notes payable,  due in monthly  installments with interest at 9.25% to 16.5% maturing at various rates
     through June 2002, secured by machinery and equipment                  5,786                   3,369
                                                                          -------                 -------
                                                                          105,607                  24,381
Less - current portion                                                     (2,673)                 (3,085)
                                                                          -------                 -------
                                                                         $102,934                 $21,296
                                                                          =======                 =======

     On July 24, 1997, the Company issued (the "Offering") $90.0 million of 10 1/8% Senior Subordinated Notes (the Notes) due July 15, 2007. Interest on the Notes accrue from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year, commencing January 15, 1998. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors. The Company incurred approximately $3.7 million of fees and expenses related to the Offering. Such fees have been deferred and will be amortized over the expected term of the Notes, not to exceed 10 years.

     The Company, Phoenix Airbag and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), and the lending institutions named therein, as of May 21, 1997 as amended (the "Credit Agreement"). The Credit Agreement consists of a $27.0 million revolving credit facility for a five year term, bearing interest at LIBOR plus 1.00% (5.66% as of September 30, 1997) with a commitment fee of 0.25% per annum for any unused portion. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Company will use the revolving credit facility to fund working capital.




                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 4 - UNAUDITED PRO FORMA INFORMATION


     The following unaudited pro forma information for the six months ended September 30, 1996 presents a summary of the consolidated results of operations of the Company as if the acquisition of Valentec, SCFT and Phoenix Airbag, and the issuance of the Notes had occurred on April 1, 1996, with pro forma adjustments to give effect to the amortization of goodwill, interest charges and certain other adjustments, together with the related income tax effect. The unaudited pro forma information for the six months ended September 30, 1997 presents a summary of the consolidated results of operations of the Company as if the transactions had occurred on April 1, 1997.


                                   Pro Forma                 Pro Forma
                               September 30, 1997        September 30, 1996
                               ------------------        ------------------
                                   (unaudited)               (unaudited)

   Net sales                        $ 94,682                  $ 84,991
   Net income                       $  2,161                  $  1,071
   Net income per share             $    .43                  $    .21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:


Second Quarter Ended September 30, 1997 Compared to Second Quarter Ended September 30, 1996

     Net Sales. Net sales increased by $23.9 million or 126.4% to $42.7 million for the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997. The increase was primarily attributable to the acquisition of SCFT and Valentec, which contributed approximately $20.1 million on a combined basis. The remaining increase in sales volume was attributable to European operations, specifically Phoenix Airbag, offset by lower net sales in North American airbag sales. Phoenix Airbag was acquired on August 5, 1996 and included in the Company's entire second quarter of fiscal year 1998 whereas in the second quarter of fiscal year 1997 Phoenix Airbag was included for approximately two months.

     Gross Profit. Gross profit increased by $3.5 million or 93.0% to $7.3 million for the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997. The increase was primarily attributable to the acquisition of SCFT and Valentec, which contributed approximately $3.2 million on a combined basis. Additionally, European operations increased due to the inclusion of Phoenix Airbag for an additional month, when compared with the second quarter of fiscal year 1997, partially offset by lower margins on North American airbag sales due to lower sales.

     Gross profit as a percentage of sales decreased to approximately 17.1% for the second quarter of fiscal year 1998 from 20.0% for the second quarter of fiscal year 1997. The decrease as a percentage was due to the historically lower gross margins at SCFT offset by greater contribution to gross profit by Phoenix Airbag and Valentec. The textile industry generally produces margins in the range of 13% to 14% due to the intensive production process.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.4 million or 100.0% to $2.8 million for the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997. The increase was primarily attributable to the acquisitions of SCFT and Valentec, which approximated $475,000 on a combined basis. Expenses of the European operations increased approximately $335,000 due to the inclusion of Phoenix Airbag and the Czech Republic facility, which were in full production during the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997 when Phoenix Airbag had only been included for a two month period and the Czech Republic facility had not yet been operating. The remaining increase was due to a combination of additional costs incurred in the North American manufacturing operations and corporate services. Selling, general and administrative expenses as a percentage of sales decreased to 6.5% for the second quarter of fiscal year 1998 from 7.3% for the second quarter of fiscal year 1997.

     Operating Income. Operating income increased by $1.9 million or 83.7% to $4.1 million for the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997. Operating income increased primarily due to the acquisitions of SCFT and Valentec and the inclusion of Phoenix Airbag for the full three-month period, partially offset by lower operating income in North American airbags.

     Interest Expense. Interest expense increased $1.9 million to $2.2 million for the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997. This increase was attributable to the issuance of the 10 1/8% Senior Subordinated Notes (the "Notes"), the proceeds of which was used primarily to acquire SCFT and repay amounts then outstanding under the Company's credit facilities with KeyBank.

     Income Taxes. The income tax rate applied against pre-tax income was 37.0% for the second quarter of fiscal year 1998 compared to 42.6% for the second quarter of fiscal year 1997. The tax rate decreased as compared to the prior year due to the increasing percentage of income generated from SCFT and Valentec, which have lower tax rates than the European operations. Additionally, the Company is currently benefiting from net operating loss carry-forwards that were acquired in connection with the Valentec acquisition.

     Net Income. Net income increased to $1.3 million for the second quarter of fiscal year 1998 compared to $1.1 million for the second quarter of fiscal year 1997. This increase is a result of the items discussed above.


Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996

     Net Sales. Net sales increased by $35.3 million or 100.7% to $70.4 million for the first six months of fiscal year 1998 compared to the first six months of fiscal year 1997. The increase was primarily attributable to the acquisition of SCFT and Valentec, which contributed approximately $21.5 million on a combined basis. The remaining increase in sales volume was primarily attributable to European operations, specifically Phoenix Airbag. Phoenix Airbag was acquired on August 5, 1996 and included in the Company's entire first six months of fiscal year 1998 whereas in the first six months of fiscal year 1997 Phoenix Airbag was included for approximately two months. The increase at Phoenix Airbag was approximately $14.1 million

     Gross Profit. Gross profit increased by $6.6 million or 103.5% to $13.0 million for the first six months of fiscal year 1998 compared to the first six months of fiscal year 1997. The increase was primarily attributable to the acquisition of SCFT and Valentec, which contributed approximately $3.8 million on a combined basis. The remaining increase was primarily attributable to the inclusion of Phoenix Airbag for a full six-month period, partially offset by lower margins in the North American airbag sales due to lower sales.

     Gross profit as a percentage of sales increased to approximately 18.4% for the first six months of fiscal year 1998 from 18.2% for the first six months of fiscal year 1997. The increase as a percentage was due to the greater contribution to gross profit by Phoenix Airbag and Valentec offset by the historically lower gross margins at SCFT. The textile industry generally produces margins in the range of 13% to 14% due to the intensive production process.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.7 million or 106.6% to $5.2 million for the first six months of fiscal year 1998 compared to the first six months of fiscal year 1997. The increase was primarily attributable to expenses of the European operations, which increased approximately $900,000 due to Phoenix Airbag and the Czech Republic facility which were in full production during the first six months of fiscal year 1998 compared to the first six months of fiscal year 1997, when Phoenix Airbag had only been included for a two month period and the Czech Republic facility had not yet been operating. The acquisition of SCFT and Valentec, contributed approximately $621,000 of the increase on a combined basis. The remaining increase was due to a combination of additional costs incurred in corporate services and North American manufacturing operations. Selling, general and administrative expenses as a percentage of sales increased slightly to 7.4% for the first six months of fiscal year 1998 from 7.2% for the first six months of fiscal year 1997.

     Operating Income. Operating income increased by $3.5 million or 93.97% to $7.2 million for the first six months of fiscal year 1998 compared to the first six months of fiscal year 1997. Operating income increased primarily due to the acquisitions of SCFT and Valentec, and the inclusion of Phoenix Airbag for the full six-month period, partially offset by lower operating income in North American airbags.

     Interest Expense. Interest expense increased $2.4 million to $2.6 million for the first six months of fiscal year 1998 compared to the first six months of fiscal year 1997. This increase was attributable to the issuance of the Notes, the proceeds of which was used primarily to acquire SCFT and repay amounts then outstanding under the Company's credit facilities with KeyBank.

     Income Taxes. The income tax rate applied against pre-tax income was 38.6% for the first six months of fiscal year 1998 compared to 40.6% for the first six months of fiscal year 1997. The tax rate decreased as compared to prior year due to the increasing percentage of income generated from SCFT and Valentec, which have lower tax rates than the European operations. Additionally, the Company is currently benefiting from net operating loss carry-forwards that were acquired during the Valentec acquisition.

     Net Income. Net income increased to $2.7 million for the first six months of fiscal year 1998 compared to $2.0 million for the first six months of fiscal year 1997. This increase is a result of the items discussed above.

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

     On July 24, 1997, the Company issued (the "Offering") $90.0 million of Notes due July 15, 2007. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year, commencing January 15, 1998. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors. The Company incurred approximately $3.7 million of fees and expenses related to the Offering. Such fees have been deferred and will be amortized over the expected term of the Notes, not to exceed 10 years. The Indenture with respect to the Notes contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to incur additional indebtedness.

     As of May 21, 1997, the Company, Phoenix Airbag and Automotive Safety Components International Limited ("ASCIL" and collectively, the "Borrowers") entered into the Credit Agreement with KeyBank National Association, as administrative agent ("KeyBank"), and the lending institutions named therein (the "Credit Agreement"). Prior to the consummation of the Offering, the Credit Agreement provided for (i) a term loan in the principal amount of $15.0 million (the "Term Loan") and (ii) a revolving credit facility (the "Revolving Credit Facility") in the aggregate principal amount of $12.0 million (including letter of credit facilities). The indebtedness under the Credit Agreement bore interest at a rate equal to either (i) the greater of KeyBank's prime rate or (ii) the sum of LIBOR plus 1.00% for term loans (and 1.25% for revolving loans, subject to reduction to 1.00% upon consummation of the Offering so long as no default or event of default shall have occurred and be continuing). Upon the consummation of the Offering, the Company used the proceeds thereof to repay the Term Loan and amounts then outstanding under the Revolving Credit Facility. In connection therewith, the Company's credit facility with KeyBank was converted into a $27.0 million Revolving Credit Facility, bearing interest at LIBOR plus 1.00% with a commitment fee of 0.25% on any unused portion, with the remaining terms and conditions being similar to the previous Revolving Credit Facility. The Company incurred approximately $200,000 of financing fees in connection with the KeyBank credit facility. Any indebtedness under the Credit Agreement will be secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

     Net cash generated from operations was $5.0 million during the first six months of fiscal year 1998. Cash used in investing activities was $68.7 million. Cash used for capital expenditures was $6.6 million. The Company also paid additional costs and consideration in connection with the acquisition of Phoenix Airbag, primarily the $2.2 million earn-out accrued at the end of fiscal year 1997. The Company incurred certain costs in connection with the acquisition of Valentec of approximately $809,000. In addition, the Company also made advances to Valentec prior to acquisition for the purpose of funding operations. The Company used approximately $57.6 million to purchase SCFT, (see to discussion below). Net cash provided by financing activities in the first six months of fiscal year 1998 was $66.8 million. Cash proceeds from financing activities were used to purchase SCFT, repay the Term Loan and Revolving Credit Facility with KeyBank, and repay certain liabilities of the newly acquired Valentec. These activities resulted in a net increase in cash of $2.3 million in the first six months of fiscal year 1998.

     Capital expenditures were $6.6 million in the first six months of fiscal year 1998. Capital expenditures in the first six months of fiscal year 1998 were used to complete the construction of the new facility in the Czech Republic, purchase a building adjacent to SCFT, and the acquisition of additional equipment to expand the Company's production capacity worldwide.

     Pursuant to a definitive Stock Purchase Agreement, effective as of May 22, 1997, the Company acquired all of the outstanding common stock of Valentec International Corporation ("Valentec") in a tax-free stock-for-stock exchange. Valentec is a high-volume manufacturer of stamped and precision-machined products for the automotive, commercial and defense industries. Valentec was the Company's largest shareholder immediately prior to the acquisition owning approximately 27%, or 1,379,200 shares of the issued and outstanding shares of the Company's common stock. The Company issued, to the shareholders of Valentec, 1,369,200 newly issued shares of its common stock. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $14.3 million, including estimated direct acquisition costs of approximately $600,000.

     Pursuant to a definitive Asset Purchase Agreement, on July 24, 1997, the Company purchased all of the assets and assumed certain liabilities of the Air Restraint and Industrial Fabrics Division of JPS Automotive L.P., referred to herein as SCFT. SCFT is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added synthetic fabrics used in a variety of niche industrial and commercial applications. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $57.6 million, subject to post-closing adjustments. The purchase price included the repayment of approximately $650,000 of capital lease obligations and direct acquisition costs of approximately $700,000. The Company funded the purchase of SCFT out of the proceeds from the issuance of the Notes.

     During the second quarter of fiscal year 1998, Company representatives met with the staff of Phoenix Airbag and the Betriebsrat (the German Works Council) to communicate the intended closure of the manufacturing facility in Hildesheim, Germany. This intended closure is due to the increased market pressures experienced in the European business segment. The Company expects to move the operations from the facility in Germany to its facility in the Czech Republic and its facility in Gwent, Wales in the United Kingdom by September 1998. The Company estimates the costs of the closure to be $4,500,000, a major portion of which relates to the "Social Plan" for the employees designed by the Betriebsrat, which is expected to be funded by operations.

     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market condition risks, the ability of Safety Components to realize anticipated cost savings and earnings projections by the Valentec division; the continued performance by the Safety Components Fabrics Technologies Division at or above historical levels; world-wide economic conditions; dependence of revenues upon several major module suppliers and pricing pressures.

                                     PART II

                                OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

                 Not applicable.

ITEM 2.          CHANGES IN SECURITIES

                 Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.

ITEM 5.          OTHER INFORMATION

                 Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibit No.    Exhibits
                 -----------    ------------------------------------------------

                 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


         (b)     Reports on Form 8-K
                 -------------------

                 Current Report on Form 8-K filed on June 6, 1997 relating to the acquisition of Valentec. Including the audited financial statements of VIC for the year ended March 31, 1997 and the notes related thereto.

                 Current Report on Form 8-K/A filed on October 6, 1997 relating to the acquisition of SCFT, included the (i) unaudited financial statements of the JPS Automotive L.P. Air Restraints/ Fabrics Division for the period from 3/30/97 to 6/28/97, the period from 12/29/96 to 3/29/97 and the notes related thereto;
                 (ii) audited financial statements of the JPS Automotive L.P. Air Restraints/Fabrics Division for the period from 12/12/96 to 12/28/96 and the period from 1/1/96 to 12/11/96 and the year ended 12/31/95 and the period from 6/29/94 to 1/1/95 and the notes related thereto; and (iii) the audited fiancial statements of the Air Restraints/Industrial Fabrics Division of the JPS Textile Group, Inc. for the period from 12/26/93 to 6/28/94 and the notes related thereto.

                                  SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAFETY COMPONENTS INTERNATIONAL, INC.
                                       (Registrant)


DATED: November 13, 1997                 BY: /s/ JEFFREY J. KAPLAN
                                           ----------------------------
                                           Jeffrey J. Kaplan
                                           Executive Vice President and
                                           Chief Financial Officer