Form 10-Q
period 1997-12-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 1998-02-17
CIK 918964

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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


                     Yes  [X]          No  [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of February 17, 1998, was 5,037,383.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                                     PART I

                              FINANCIAL INFORMATION

     The unaudited consolidated financial information at December 31, 1997 and for the three and nine-month periods ended December 31, 1997 and the audited consolidated financial information at March 31, 1997 relate to Safety Components International, Inc. and its subsidiaries.


ITEM 1.    FINANCIAL STATEMENTS                                            PAGE

           Consolidated Balance Sheets as of December 31, 1997 and
           March 31, 1997                                                   3

           Consolidated Statements of Operations for the
           three months ended December 31, 1997 and 1996                    4

           Consolidated Statements of Operations for the
           nine months ended December 31, 1997 and 1996                     5

           Consolidated Statements of Cash Flows for
           nine months ended December 31, 1997 and 1996                     6

           Notes to Consolidated Financial Statements                       7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12



                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                        17

ITEM 2.           CHANGES IN SECURITIES                                    18

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                          18

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                         18

ITEM 5.           OTHER INFORMATION                                        18

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                         18

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except per share and per share data)

                                                                            December 31,    March 31,
                                                                                1997           1997
                                                                            ------------     --------
ASSETS
Current assets:
             Cash and cash equivalents ..................................    $  8,992        $ 8,320
             Accounts receivable, net ...................................      29,458         11,751
             Inventories ................................................      18,532          6,378
             Prepaid and other ..........................................       2,501            870
                                                                             --------        -------
                          Total current assets ..........................      59,483         27,319

Property, plant and equipment, net ......................................      64,220         28,295
Receivable from affiliate ...............................................           -          4,348
Intangible assets, net .................................................       53,532         10,991
Other assets ............................................................       7,298          2,454
                                                                             --------        -------
                          Total assets ..................................    $184,533        $73,407
                                                                             ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable ...........................................     $21,068        $ 7,792
             Earnout payable ............................................       1,962          2,211
             Accrued liabilities ........................................      13,895          2,476
             Current portion of long-term obligations ...................       3,653          3,085
                                                                             --------        -------
                          Total current liabilities .....................      40,578         15,564


Long-term obligations ...................................................      10,926         21,296
Senior subordinated debt                                                       90,000              -
Other long-term liabilities .............................................       4,198          1,273
                                                                             --------        -------
                          Total liabilities .............................     145,702         38,133
                                                                             --------        -------

Commitments and contingencies

Stockholders' equity:
             Preferred stock: $.10 par value per share - 2,000,000 shares authorized;  no shares outstanding at
                    December 31, 1997 and March 31, 1997 ................           -              -

             Common stock:  $.01 par value per share - 10,000,000 shares authorized; 5,031,383 and 5,025,383 shares issued and
                    outstanding at December 31, 1997 and
                    March 31, 1997, respectively ........................          50             51

             Common stock warrants ......................................           1              1
             Additional paid-in-capital .................................      43,901         30,062
             Treasury stock, 1,492,692 and 113,492 shares, at December 31,
                    1997 and March 31, 1997 respectively, at cost .......     (15,438)        (1,647)
             Retained earnings ..........................................      13,286          9,183
             Cumulative translation adjustment ..........................      (2,969)        (2,376)
                                                                             --------        -------
                          Total stockholders' equity ....................      38,831         35,274
                                                                             --------        -------
                          Total liabilities and stockholders' equity ....    $184,533        $73,407
                                                                             ========        =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and per share data)

                                                                           Three Months Ended
                                                                    -------------------------------
                                                                    December 31,      December 31,
                                                                        1997              1996
                                                                    -------------     -------------

Net Sales ......................................................      $47,370           $24,662

Cost of sales, excluding depreciation ..........................       38,370            18,996

Depreciation ...................................................        1,517               386
                                                                      -------           -------
             Gross profit ......................................        7,483             5,280


Selling and marketing expenses .................................          357               502

General and administrative expenses ............................        1,927             1,396

Amortization of goodwill .......................................          474               232
                                                                      -------           -------
             Income from operations ............................        4,725             3,150

Other expense (income), net ....................................          (10)              119

Interest expense ...............................................        2,726               445
                                                                      -------           -------
             Income before income taxes ........................        2,009             2,586

Provision for income taxes .....................................          623             1,166
                                                                      -------           -------
Net income .....................................................      $ 1,386           $ 1,420
                                                                      =======           =======

Net income per share ...........................................      $  0.28           $  0.28
                                                                      =======           =======
Net income per share, assuming dilution ........................      $  0.27           $  0.28
                                                                      =======           =======
Weighted average number of shares outstanding ..................        5,031             5,053
                                                                      =======           =======
Weighted average number of shares outstanding, assuming dilution        5,188             5,079
                                                                      =======           =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and per share data)

                                                                           Nine Months Ended
                                                                    -------------------------------
                                                                    December 31,      December 31,
                                                                        1997              1996
                                                                    -------------     -------------

Net sales.......................................................     $117,727            59,711

Cost of sales, excluding depreciation ..........................       93,632            46,818

Depreciation ...................................................        3,655             1,245
                                                                      -------           -------
             Gross profit ......................................       20,440            11,648


Selling and marketing expenses .................................        1,268             1,199

General and administrative expenses ............................        6,223             3,219

Amortization of goodwill .......................................        1,063               386
                                                                      -------           -------
             Income from operations ............................       11,886             6,844

Other expense (income), net ....................................           79               192

Interest expense ...............................................        5,373               695
                                                                      -------           -------
             Income before income taxes ........................        6,434             5,957

Provision for income taxes .....................................        2,331             2,536
                                                                      -------           -------
Net income .....................................................      $ 4,103           $ 3,421
                                                                      =======           =======

Net income per share ...........................................      $  0.82           $  0.68
                                                                      =======           =======

Net income per share, assuming dilution ........................      $  0.80           $  0.67
                                                                      =======           =======

Weighted average number of shares outstanding ..................        5,024             5,057
                                                                      =======           =======

Weighted average number of shares outstanding, assuming dilution        5,125             5,087
                                                                      =======           =======




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                             Nine Months Ended
                                                                      -------------------------------
                                                                       December 31       December 31
                                                                           1997              1996
                                                                      -------------     -------------

Net cash provided by (used in) operating activities .............       $  7,529         $ 10,547
                                                                        --------         --------
Cash Flows From Investing Activities:
         Additions to property, plant and equipment .............         (8,966)          (7,951)
         Additional consideration and costs for Phoenix Airbag ..         (2,455)         (25,043)
         Acquisition costs for Valentec .........................         (1,021)               -
         Advances to Valentec prior to acquisition ..............         (1,215)               -
         Acquisition SCFT .......................................        (58,905)               -
                                                                        --------          -------
              Net cash used in investing activities .............        (72,562)         (32,994)
                                                                        --------          -------
Cash Flows From Financing Activities:
         Net proceeds from Notes ................................         86,265
         Proceeds from KeyBank term note ........................         15,000                -
         Proceeds from Bank Austria mortgage ....................          7,500                -
         Proceeds from Transamerica financing ...................          2,000                -
         Repayment of Bank of America NT&SA term note ...........        (16,812)               -
         Repayment of KeyBank term note .........................        (15,000)               -
         Exercise of stock options ..............................             90                4
         Purchase of treasury stock .............................              -             (268)
         (Repayments) borrowing of debt and long-term obligations         (9,998)          20,087
         Net (repayments) borrowing on revolving credit facility .        (2,931)               -
                                                                        --------          -------
              Net cash provided in financing activities .........         66,114           19,823
                                                                        --------          -------
Effect of exchange rate changes on cash .........................           (409)            (361)
                                                                        --------          -------
Change in cash and cash equivalents .............................            672           (2,985)
Cash and cash equivalents, beginning of period ..................          8,320           13,045
                                                                        --------          -------
Cash and cash equivalents, end of period ........................       $  8,992          $10,060
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

     On August 6, 1996, Automotive Safety Components International, Inc., a wholly-owned subsidiary of the Company, acquired 80% of the outstanding capital stock of Phoenix Airbag GmbH ("Phoenix Airbag"). Phoenix Airbag was a corporation organized under the laws of the Republic of Germany, and at the time of the acquisition, was a wholly-owned subsidiary of Phoenix Aktiengesellschaft ("Phoenix AG") in Hamburg, Germany. The purchase from Phoenix AG was made in accordance with the terms and conditions of the Agreement Concerning the Sale and Transfer of all the Shares in Phoenix Airbag GmbH dated June 6, 1996, as amended (the "Agreement"). In accordance with the terms of the Agreement, the Company is required to pay additional purchase price to Phoenix AG if Phoenix Airbag meets certain annual performance targets for calendar year 1997. The annual performance targets for 1997 were met and approximately $2.0 million of additional purchase price is included in accrued liabilities at December 31, 1997.

     Effective as of May 22, 1997, the Company acquired all of the outstanding capital stock of Valentec International Corporation ("Valentec") in a stock-for-stock exchange. Valentec is a high-volume manufacturer of stamped and precision-machined products for the automotive, commercial and defense industries. Valentec was the Company's largest shareholder immediately prior to the acquisition owning approximately 27%, or 1,379,200 shares of the issued and outstanding shares of the Company's common stock. The Company issued, to the shareholders of Valentec, 1,369,200 newly issued shares of its common stock. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $14.8 million, including estimated direct acquisition costs of approximately $1.0 million. The operations of Valentec are included for the entire three-month period ended December 31, 1997 and beginning on May 22, 1997 for the nine-month period ended December 31, 1997.

     On July 24, 1997, the Company, through newly formed wholly-owned subsidiary, Safety Components Fabric Technologies, Inc., purchased all of the assets and assumed certain liabilities of the Air Restraint and Industrial Fabrics Division of JPS Automotive L.P. ("SCFTI"). SCFTI is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added synthetic fabrics used in a variety of niche industrial and

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


commercial applications. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $58.9 million, subject to post-closing adjustments. The purchase price included the repayment of approximately $650,000 of capital lease obligations, direct acquisition costs of approximately $700,000, and approximately $1.3 million for the purchase of a building in conjunction with the Asset Purchase Agreement. The operations of SCFTI are included for the entire three-month period ended December 31, 1997 and beginning on July 24, 1997 for the nine-month period ended December 31, 1997.

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



NOTE  2  COMPOSITION OF CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS
         (in thousands)



                                                                     December 31, 1997       March 31, 1997
                                                                     -----------------       --------------
Accounts receivable:
      Billed receivables                                                 $ 24,958                $ 9,152
      Unbilled receivables (net of unliquidated progress
      payments of $14,550 and $9,846 at December 31, 1997 and
      March 31, 1997, respectively)                                         3,474                  1,834
      Other                                                                 1,026                    765
                                                                          -------                -------
                                                                          $29,458                $11,751
                                                                          =======                =======

Inventories:
      Raw materials                                                       $ 6,667                $ 3,339
      Work-in-process                                                       6,141                  2,073
      Finished goods                                                        5,724                    966
                                                                          -------                -------
                                                                          $18,532                $ 6,378
                                                                          =======                =======

Property, plant and equipment:
      Land and building                                                   $10,137                $ 8,435
      Machinery and equipment                                              51,782                 20,842
      Construction in process                                               9,677                  2,822
                                                                          -------                -------
                                                                           71,596                 32,099
      Less -  accumulated depreciation and amortization                    (7,376)                (3,804)
                                                                          -------                -------
                                                                          $64,220                $28,295
                                                                          =======                =======

NOTE  3  LONG-TERM OBLIGATIONS (in thousands)



                                                                    December 31, 1997          March 31, 1997
                                                                    ------------------          --------------

Senior Subordinated Notes at 10 1/8%                                     $ 90,000                 $     -

KeyBank revolving credit facility                                               -                       -

Bank of America NT&SA term loan and revolving credit facility, bearing interest at 2.25% and 2.0% over LIBOR (6.54% at
     March 31, 1997), respectively, refinanced May 21, 1997                     -                  20,192

Bank Austria mortgage note                                                  7,125                       -

Valentec International Limited note payable due MArch 31, 1998              1,384                       -

Note  payable,  principal  due in  annual  installments  of
     $205,000  beginning January 12, 1999 to January 12, 2002,
     with interest at 7.22% in semiannual installments, secured
     by assets of the Company's United Kingdom subsidiary                     828                     820


Capital equipment notes payable,  due in monthly  installments with interest at 9.25% to 16.5% maturing at various rates
     through June 2002, secured by machinery and equipment                  5,242                   3,369
                                                                          -------                 -------
                                                                          104,579                  24,381
Less - current portion                                                     (3,653)                 (3,085)
                                                                          -------                 -------
                                                                         $100,926                 $21,296
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

     The Company, Phoenix Airbag and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), and the lending institutions named therein, dated as of May 21, 1997 as amended (the "Credit Agreement"). The Credit Agreement consists of a $27.0 million revolving credit facility for a five year term, bearing interest at LIBOR (5.72% as of December 31, 1997) plus 1.00% with

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

a commitment fee of 0.25% per annum for any unused portion. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures. The Company will use the revolving credit facility to fund working capital.


Note 4 - Reconciliation to Diluted Earnings Per Share (in thousands)

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                             Three Months Ended                Nine Months Ended
                                                December 31,                      December 31,
                                              1997         1996                1997          1996
                                          ------------- ------------       ------------- -------------
Income available to common
  stockholders used in basic
  earnings per share                        $1,386       $1,420              $4,103        $3,421

Effect of dilutive securities:
  Stock options                                  -            -                   -             -
                                            ------       ------              ------        ------


Income available to common
  stockholders after assumed
  conversion of dilutive
  stock options                             $1,386       $1,420              $4,103        $3,421
                                            ======       ======              ======        ======

Weighted average number of
  common shares used in basic
  earnings per share                         5,031        5,053               5,024         5,057

Effect of dilutive securities:
  Stock options                                157           26                 101            30
                                            ------       ------               -----         -----
Weighted average number of
  common shares and dilutive
  potential common stock used
  in diluted earnings per share              5,188        5,079               5,125         5,087
                                             =====        =====               =====         =====



     Options on 99,000 and 180,099 shares of common stock were not included in computing diluted earnings per share as of December 31, 1997 and 1996, respectively, because their effects were antidilutive.

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 5 - UNAUDITED PRO FORMA INFORMATION


     The  following  unaudited pro forma  information  for the nine months ended
December 31, 1996 and the year ended March 31, 1997 presents a summary of the consolidated results of operations of the Company as if the acquisition of Valentec, SCFTI and Phoenix Airbag, and the issuance of the Notes had occurred on April 1, 1996, with pro forma adjustments to give effect to the amortization of goodwill, interest charges and certain other adjustments, together with the related income tax effect. The unaudited pro forma information for the nine months ended December 31, 1997 presents a summary of the consolidated results of operations of the Company as if the transactions had occurred on April 1, 1997.





                                   Pro Forma                 Pro Forma                 Pro Forma
                               December 31, 1997         December 31, 1996          March 31, 1997
                               -----------------         -----------------          --------------
                                   (unaudited)               (unaudited)              (unaudited)
   Net sales                        $ 142,231                 $128,956                 $173,208
   Net income                       $   3,547                 $  1,553                 $    940
   Net income per share             $    0.71                 $   0.31                 $   0.19


Note 6 - Supplemental Guarantor Condensed Consolidating Financial Statements

The Notes are guaranteed on a senior unsecured basis, jointly and severally by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect domestic wholly-owned subsidiaries (the "Guarantors"). Certain condensed consolidating information of the Guarantors are presented below as of December 31, 1997.

                                                                    December 31, 1997
                                         ----------------------------------------------------------------------
                                          GUARANTOR     NONGUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------

Current assets................           $ 42,101       $ 14,462       $  2,920      $     -        $ 59,483
                                          =======        =======        =======       ======         =======
Total assets..................           $125,248       $ 49,397       $ 18,748      $(8,860)       $184,533
                                          =======        =======        =======       ======         =======
Current liabilities...........           $ 27,370       $ 10,032       $  3,176      $     -        $ 40,578
                                          =======        =======        =======       ======         =======
Total liabilities.............           $111,828       $ 38,157       $ (4,283)     $     -        $145,702
                                          =======        =======        =======       ======         =======
Revenues......................           $ 85,541       $ 39,562       $      -      $(7,376)       $117,727
                                          =======        =======        =======       ======         =======
Gross Profit..................           $ 12,934       $  7,968       $      -      $  (462)       $ 20,440
                                          =======        =======        =======       ======         =======
Income from operations........           $  9,127       $  5,120       $ (2,361)     $     -        $ 11,886
                                          =======        =======        =======       ======         =======
Income before taxes...........           $  9,462       $  3,334       $ (6,362)     $     -        $  6,434
                                          =======        =======        =======       ======         =======
Net Income....................           $  6,288       $  1,680       $ (3,865)     $     -        $  4,103
                                          =======        =======        =======       ======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:


     THIRD QUARTER ENDED DECEMBER 31, 1997 COMPARED TO THIRD QUARTER ENDED DECEMBER 31, 1996

         Net Sales. Net sales increased by $22.7 million or 92.1% to $47.4 million for the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997. The increase was primarily attributable to the acquisition of SCFTI and Valentec, which contributed approximately $26.0 million on a combined basis, primarily offset by lower net sales in the European operations due primarily to price reductions. Additionally, the German mark has devalued approximately 13% in comparison to the third quarter of fiscal year 1997, which impacts the comparability of results throughout this discussion.

         Gross Profit. Gross profit increased by $2.2 million or 41.7% to $7.5 million for the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997. The increase was primarily attributable to the acquisition of SCFTI and Valentec, which contributed approximately $4.8 million on a combined basis, partially offset by lower margins on North American and European airbag sales due to lower revenues.

         Gross profit as a percentage of sales decreased to approximately 15.8% for the third quarter of fiscal year 1998 from 21.4% for the third quarter of fiscal year 1997. The decrease as a percentage was due to the inclusion of SCFTI, which has historically lower gross margins compounded by the price reductions at Phoenix Airbag. The textile industry generally produces margins in the range of 13% to 14% due to the capital intensive production process. In accordance with the Phoenix Airbag relocation strategy, production is currently being shifted from Germany to the Czech Republic and Wales facilities. The Company expects margins to improve in Europe in fiscal year 1999 upon the completion of the wind down of the Phoenix Airbag operations in Germany.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $386,000 or 20.3% to $2.3 million for the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997. The increase was primarily attributable to the acquisitions of SCFTI and Valentec. Selling, general and administrative expenses as a percentage of sales decreased, however, to 4.8% for the third quarter of fiscal year 1998 from 7.7% for the third quarter of fiscal year 1997.

         Operating Income. Operating income increased by $1.6 million or 50.0% to $4.7 million for the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997. Operating income increased primarily due to the acquisitions of SCFTI and Valentec, partially offset by lower operating income at Phoenix Airbag.

         Interest Expense. Interest expense increased $2.3 million to $2.7 million for the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997. This increase was attributable to the issuance of the 10 1/8% Senior Subordinated Notes (the "Notes"), the proceeds of which were used primarily to acquire SCFTI and repay amounts then outstanding under the Company's credit facilities with KeyBank.

         Income Taxes. The income tax rate applied against pre-tax income was 31.0% for the third quarter of fiscal year 1998 compared to 45.1% for the third quarter of fiscal year 1997. The tax rate decreased as compared to the prior year due to the increasing percentage of income generated from SCFTI and Valentec, which have lower tax rates than the European operations, and the smaller contribution of profits generated from Phoenix Airbag which historically has a higher tax rate. Additionally, certain contingencies the Company previously provided for have come to a resolution, which favorably impacted the provision.

     Net Income. Net income remained constant at $1.4 million for the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997.


     NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

         Net Sales. Net sales increased by $58.1 million or 97.2% to $117.7 million for the first nine months of fiscal year 1998 compared to the first nine months of fiscal year 1997. The increase was primarily attributable to the acquisition of SCFTI and Valentec, which contributed approximately $47.5 million on a combined basis. The remaining increase in sales volume was primarily attributable to European operations, specifically Phoenix Airbag, which was partially offset by lower revenues in North American airbag sales . Phoenix Airbag was acquired on August 5, 1996 and included in the Company's entire first nine months of fiscal year 1998 whereas in the first nine months of fiscal year 1997 Phoenix Airbag was included for approximately five months. Additionally, the German mark has devalued approximately 14% in comparison to the five months in fiscal year 1997, which impacts the comparability of results throughout this discussion.

         Gross Profit. Gross profit increased by $8.8 million or 75.5% to $20.4 million for the first nine months of fiscal year 1998 compared to the first nine months of fiscal year 1997. The increase was primarily attributable to the acquisition of SCFTI and Valentec, which contributed approximately $8.5 million on a combined basis. The remaining increase was primarily attributable to the inclusion of Phoenix Airbag for a full nine-month period, partially offset by lower margins in the North American airbag sales due to lower sales.

         Gross profit as a percentage of sales decreased to approximately 17.4% for the first nine months of fiscal year 1998 from 19.5% for the first nine months of fiscal year 1997. The decrease as a percentage was due to the historically lower gross margins at SCFTI. The textile industry generally produces margins in the range of 13% to 14% due to the capital intensive production process.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.1 million or 69.6% to $7.5 million for the first nine months of fiscal year 1998 compared to the first nine months of fiscal year 1997. The increase was primarily attributable to the acquisition of SCFTI and Valentec, which contributed approximately $1.9 million of the increase on a combined basis. Additionally, approximately $800,00 of the increase was due to increased expenses of the European operations, which increased approximately $800,000. Phoenix Airbag and the Czech Republic facility were in full production during the first nine months of fiscal year 1998, compared to the first nine months of fiscal year 1997, when Phoenix Airbag had only been included for approximately five months and the Czech Republic facility had not yet been operating. Selling, general and administrative expenses as a percentage of sales decreased slightly to 6.4% for the first nine months of fiscal year 1998 from 7.4% for the first nine months of fiscal year 1997.

         Operating Income. Operating income increased by $5.0 million or 73.7% to $11.9 million for the first nine months of fiscal year 1998 compared to the first nine months of fiscal year 1997. Operating income increased primarily due to the acquisitions of SCFTI and Valentec, and the inclusion of Phoenix Airbag for the full nine-month period, partially offset by lower operating income in North American airbags.

         Interest Expense. Interest expense increased $4.7 million to $5.4 million for the first nine months of fiscal year 1998 compared to the first nine months of fiscal year 1997. This increase was attributable to the issuance of the Notes, the proceeds of which were used primarily to acquire SCFTI and repay amounts then outstanding under the Company's credit facilities with KeyBank.

         Income Taxes. The income tax rate applied against pre-tax income was 36.2% for the first nine months of fiscal year 1998 compared to 42.3% for the first nine months of fiscal year 1997. The tax rate decreased as compared to prior year due to the increasing percentage of income generated from SCFTI and Valentec, which have lower tax rates than the European operations. Additionally, certain contingencies the Company previously provided for have come to a resolution, which favorably impacted the provision.

     Net Income. Net income was relatively constant at $5.0 million for the first nine months of fiscal year 1998 compared to $5.1 million for the first nine months of fiscal year 1997. This change was a result of the items discussed above.

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

         On July 24, 1997, the Company issued (the "Offering") $90.0 million of Notes due July 15, 2007. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year, commencing January 15, 1998. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. The Company's principal direct and certain indirect wholly-owned domestic subsidiaries are Guarantors. The Indenture with respect to the Notes contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to incur additional indebtedness.

         As of May 21, 1997, the Company, Phoenix Airbag and Automotive Safety Components International Limited ("ASCIL" and collectively, the "Borrowers") entered into the Credit Agreement with KeyBank National Association, as administrative agent ("KeyBank"), and the lending institutions named therein (the "Credit Agreement"). Prior to the consummation of the Offering, the Credit Agreement provided for (i) a term loan in the principal amount of $15.0 million (the "Term Loan") and (ii) a revolving credit facility (the "Revolving Credit Facility") in the aggregate principal amount of $12.0 million (including letter of credit facilities). The indebtedness under the Credit Agreement bore interest at a rate equal to either (i) the greater of KeyBank's prime rate or (ii) the sum of LIBOR plus 1.00% for term loans (and 1.25% for revolving loans, so long as no default or event of default shall have occurred and be continuing). Upon the consummation of the Offering, the Company used the proceeds thereof to repay the Term Loan and amounts then outstanding under the Revolving Credit Facility. In connection therewith, the Company's credit facility with KeyBank was converted into a $27.0 million Revolving Credit Facility, bearing interest at LIBOR plus 1.00% with a commitment fee of 0.25% on any unused portion, with the remaining terms and conditions being similar to the previous Revolving Credit Facility. Any indebtedness under the Credit Agreement will be secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

         Net cash generated from operations was $7.5 million during the first nine months of fiscal year 1998. Cash used in investing activities was $72.6 million. Cash used for capital expenditures was $9.0 million. Certain annual performance targets for calendar year 1997, set forth in the acquisition agreement for Phoenix Airbag, were met and require the Company to pay and additional purchase price to Phoenix AG. The Company paid additional costs and consideration in connection with the acquisition of Phoenix Airbag, primarily the $2.2 million earn-out accrued at the end of fiscal year 1997. The Company will pay additional consideration for Phoenix Airbag of approximately $2 million in June 1998.. The Company incurred certain costs in connection with the acquisition of Valentec of approximately $1.0 million. In addition, the Company also made advances to Valentec prior to acquisition for the purpose of funding operations. The Company used approximately $58.9 million to purchase SCFTI, (see discussion below). Net cash provided by financing activities in the first nine months of fiscal year 1998 was $66.1 million. Cash proceeds from financing activities were used to purchase SCFTI, repay the Term Loan and Revolving Credit Facility with KeyBank, and repay certain liabilities of the newly acquired Valentec. These activities resulted in a net increase in cash of $670,000 in the first nine months of fiscal year 1998.

         Capital expenditures were $9.0 million in the first nine months of fiscal year 1998. Capital expenditures in the first nine months of fiscal year 1998 were used to complete the construction of the new facility in the Czech Republic and the acquisition of additional equipment to expand the Company's production capacity worldwide.

         Pursuant to a definitive Stock Purchase Agreement, effective as of May 22, 1997, the Company acquired all of the outstanding capital stock of Valentec International Corporation ("Valentec") in a tax-free stock-for-stock exchange. Valentec is a high-volume manufacturer of stamped and precision-machined products for the automotive, commercial and defense industries. Valentec was the Company's largest shareholder immediately prior to the acquisition owning approximately 27%, or 1,379,200 shares of the issued and outstanding shares of the Company's common stock. The Company issued, to the shareholders of Valentec, 1,369,200 newly issued shares of its common stock. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $14.8 million, including estimated direct acquisition costs of approximately $1.0 million.

         Pursuant to a definitive Asset Purchase Agreement, on July 24, 1997, the Company purchased all of the assets and assumed certain liabilities of the Air Restraint and Industrial Fabrics Division of JPS Automotive L.P., referred to herein as SCFT. SCFT is a leading, low-cost supplier of airbag fabric in
North America and is also a leading manufacturer of value-added synthetic fabrics used in a variety of niche industrial and commercial applications. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $58.9 million, subject to post-closing adjustments. The purchase price included the repayment of approximately $650,000 of capital lease obligations, direct acquisition costs of approximately $700,000, and approximately $1.3 million for the purchase of a building in conjunction with the Asset Purchase Agreement. The Company funded the purchase of SCFT out of the proceeds from the issuance of the Notes.

         The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market condition risks, the ability of Safety Components to realize anticipated cost savings and earnings projections by the Valentec division; the continued performance by the SCFTI at or above historical levels; the ability to complete the wind down of operations in Germany in a timely fashion and to efficiently transition production to the Czech Republic and Wales facilities; world-wide economic conditions; dependence of revenues upon several major module suppliers and pricing pressures.

New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. The Company adopted the statement effective December 31, 1997.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's annual and interim financial reports beginning in the fiscal year ending March 31, 1999.

                                     PART II

                                OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                  Valentec,  which was acquired by the Company in May 1997,  and
Galion, Inc., a wholly-owned subsidiary of the Company ("Galion"), have been subjects of an investigation by the Department of Justice regarding a bid-rigging and kickbacks scheme alleged to have occurred between 1988 and 1992. The Department of Justice Antitrust Division has contended that former subsidiaries or divisions of the former Valentec participated in such misconduct in part through the actions of a former marketing agent and former employees, in order to obtain certain government contracts. The Government has contended that Valentec and Galion are liable for the acts of their predecessors on a theory of successor corporate criminal liability. The Government contends that the alleged kickbacks were made through the former Valentec Kisco and Valentec Galion operations while those operations were owned and operated by the former Valentec from the late 1980's through 1992, prior to Mr. Zummo's 1993 leveraged buy-out of Valentec. No officer or director of the Company or its subsidiaries is alleged to have participated in, or known about, such conduct. The Company has no recourse against the entity which owned Valentec during the operative time period due to contractual restrictions in the purchase agreement between Mr.
Zummo and such entity. The Company has determined that it is in its best interest to settle such matter in order to avoid the costs and distractions associated with contesting the Department of Justice's legal theories on successor liability. Therefore, a plea agreement is being negotiated with the Antitrust Division of the Department of Justice (the "Plea Agreement"). Among other things, the terms of the proposed Plea Agreement provide for the entry of a guilty plea by Galion, as the successor to the former Valentec Galion division, to a one-count criminal violation of participating in a combination and conspiracy to suppress competition in violation of the Sherman Antitrust Act, 15 U.S.C.ss.1, the payment by Galion of a $500,000 fine and an agreement by the Government to not further criminally prosecute the Company, its subsidiaries, or any of their respective officers, directors or employees as to the alleged bid-rigging and kickback scheme. As of the date hereof, negotiations are continuing. Once agreement is reached with the Department of Justice, the Plea Agreement will remain subject to the approval of the United States District Court for the Western District of Tennessee, Eastern Division (the "Court"). The Plea Agreement being negotiated, if approved by the Court, would not release the Company, Valentec or Galion from potential civil claims that might be asserted by the United States Department of Justice Civil Division against Galion and/or Valentec arising out of the Government's investigation of conduct that is alleged to have occurred in the time frame prior to Mr. Zummo's 1993 leveraged buy-out of Valentec. The Company has had preliminary discussions with the Civil Division regarding the resolution of such potential civil claims. As of the date hereof, no understanding has been reached as to such potential civil claims. .

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its 1997 Annual Meeting of Stockholders on September 17, 1998.

                  At the Annual Meeting, Francis X. Suozzi and Robert J. Torok were elected Class II directors of the Company. The number of shares of the Company's common stock voted in favor of the election of Messre. Suozzi and Torok were 4,445,670 and 4,444,870, respectively, and the number of such shares withheld were 218,733 and 219,533, respectively. In addition, the following other directors continued as such after the Annual Meeting: Joseph J. DioGuardi, Jeffrey J. Kaplan and Robert A. Zummo.

                  At the Annual Meeting, the Company's stockholders also voted upon the approval to amendments to the company's 1994 Stock Option Plan (the "Plan") to i) increase the number of shares of the Company's common stock subject to the Plan from 550,000 shares in the aggregate to 1,050,000 shares in aggregate, ii) increase the number of Non-Qualified Stock Options ("NQSOs") that a participant may be granted under the Plan in any one fiscal year from NQSOs to purchase 100,000 shares of the Company's common stock to NQSOs to purchase 200,000 shares of the Company's common stock and iii) require that the Stock Option Committee members be composed of "Non-Employee Directors" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended. The vote on the approval of such amendments was 2,641,187 FOR, 536,150 AGAINST, and 27,350 ABSTAINING.

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


         (b)   Reports on Form 8-K
               -------------------

               Current Report on Form 8-K filed on January 16, 1998 relating to change in independent accountants.

                                  SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAFETY COMPONENTS INTERNATIONAL, INC.
                                       (Registrant)


DATED: February 17, 1998               BY: /s/ JEFFREY J. KAPLAN
                                           ----------------------------
                                           Jeffrey J. Kaplan
                                           Executive Vice President and
                                           Chief Financial Officer