Form 10-K
period 1998-03-28
SAFETY COMPONENTS INTERNATIONAL INC
filed 1998-06-25
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
             (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended March 28, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from__________ to___________
                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)

                                   33-0596831
                      (I.R.S. Employer Identification No.)

                             2160 North Central Road
                              Fort Lee, New Jersey
                    (Address of principal executive offices)

                                      07024
                                   (Zip Code)

        Registrant's telephone number, including area code (201) 592-0008

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of Class)
               10 1/8% Senior Subordinated Notes due 2007, Series B
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                             Yes   X      No
                                 -----       -----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The  aggregate  market value of the common stock held by persons other than
affiliates  of  the  registrant,   as  of  June  22,  1998,  was   approximately
$67,619,281.

     The number of shares outstanding of the registrant's common stock, as of June 22, 1998, is as follows:

Class                                                  Number of Shares
-----------------------------------------------------------------------
Common Stock, par value $.01 per share                        5,084,216

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement in connection with its 1998 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

The Company

         Safety Components International, Inc. (the "Company" or "Safety Components"), a Delaware corporation which was formed on January 12, 1994 as a wholly-owned subsidiary of Valentec International Corporation, a Delaware corporation ("Valentec"), is a leading, low-cost independent supplier of automotive airbag fabric and cushions, with operations in North America, Europe and Asia. The Company sells airbag fabric domestically and cushions worldwide to all of the major airbag module integrators that outsource such products. The Company believes it produces approximately 50% of all outsourced airbag fabric utilized in North America and that it manufactures approximately 49% of all outsourced airbag cushions in North America.

         The Company believes the JPS Acquisition (as defined herein) represents an important step in its airbag growth strategy because it has and will continue to enable the Company to combine SCFTI's (as defined herein) low-cost operations and strong market position in airbag fabric with its low-cost operations and strong market position in airbag cushions to exploit worldwide growth in demand for airbag module systems ("airbags" or "airbag modules"). According to the automotive research firm, Tier One, the worldwide market for automotive airbag modules has grown from approximately 3.6 million installed airbag modules in 1991 to approximately 87.7 million in 1997. According to the same source, installed airbag modules are projected to more than double to approximately
158.0 million by the year 2000 as a result of increasing usage of airbags in Europe and Asia and growth in demand for side-impact airbags. EBITDA represents income from operations before interest, taxes, depreciation and amortization and excludes the current year's impact of reorganization and relocation expenses. The Company's consolidated fiscal 1998 net sales and EBITDA were $170.3 million and $26.0 million, respectively.

         As part of its airbag growth strategy, the Company has recently commenced manufacturing and supplying metal airbag module components to its customers, further increasing the content per airbag module supplied by the Company. Sales of airbag fabric, cushions and related metal components accounted for approximately $125.8 million or 73.9% of consolidated fiscal 1998 net sales. Sales of airbag cushions accounted for approximately $68.8 million or 82.0% and approximately $49.1 million or 51.7% of the Company's fiscal 1997 and 1996 net sales, respectively. The Company believes that it is also, as a result of the JPS Acquisition, a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, aircraft escape slides, military tents and certain technical apparel. Such fabrics accounted for $17.4 million or 10.2% of consolidated fiscal 1998 net sales and are produced using the same machinery that produces airbag fabric. The unique ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows the Company to effectively utilize its manufacturing assets and lower per unit overhead costs. The Company also produces defense related products, primarily projectiles and other metal components for small to medium caliber training and tactical ammunition and continues as a systems integrator and manufacturer for ordnance programs, which accounted for $27.2 million or 15.9% of the Company's consolidated fiscal 1998 net sales and $19.7 million or 11.4%, and $45.9 million or 48.3% of the Company's fiscal 1997 and 1996 net sales, respectively.

Significant Transactions

         The JPS Acquisition. On July 24, 1997, the Company, through a newly-formed, wholly-owned subsidiary, Safety Components Fabric Technologies, Inc., acquired (the "JPS Acquisition") all of the assets and assumed certain liabilities of the Air Restraint/Technical Fabrics Division (the "Division") of JPS Automotive L.P. ("JPS Automotive"), a subsidiary of Collins & Aikman Corporation, for approximately $58.8 million after giving effect to post-closing adjustments. The purchase price included the repayment of approximately $650,000 of capital lease obligations, direct acquisition costs of approximately $900,000 and approximately $1.2 million for the purchase of a building in conjunction with the JPS Acquisition (the Division is sometimes hereinafter referred to as "JPS" or "SCFTI"). The Debt Offering (as defined herein) was conditioned upon, and a significant portion of the proceeds thereof were used to finance, the JPS Acquisition. SCFTI is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications. The Company believes the JPS Acquisition represents an important step in its airbag growth strategy because it has enabled, and will continue to enable, the Company to:
(i) combine strong market positions in airbag fabric and cushions; (ii) integrate low-cost manufacturing capabilities in airbag fabric and cushions to exploit the worldwide growth in demand for airbag modules; (iii) interchange airbag and specialty technical fabrics using the same equipment and manufacturing processes thereby allowing the Company to effectively utilize its manufacturing assets; and (iv) enhance and expand its customer base.

         The Debt Offering. On July 24, 1997, the Company issued $90,000,000 aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. (collectively, the "Initial Purchasers") in a transaction not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption thereunder (the "Debt Offering"). The Debt Offering was conditioned upon, and a significant portion of the proceeds thereof was used to finance, the JPS Acquisition. On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer") the Old Notes for $90,000,000 aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes," together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. The Exchange Notes evidence the same debt as the Old Notes (which they replaced). However the issuance of the Exchange Notes has been registered under the Securities Act, and therefore the Exchange Notes do not bear legends restricting the transfer thereof.

         The Valentec Acquisition. Pursuant to a definitive Stock Purchase Agreement, effective as of May 22, 1997, the Company acquired in a tax-free stock for stock transaction all of the outstanding capital stock of Valentec (the "Valentec Acquisition"). Valentec was the Company's largest shareholder immediately prior to the Valentec Acquisition owning approximately 27% or 1,379,200 shares of Common Stock. Immediately prior to the Valentec Acquisition, Robert A. Zummo, the President, Chief Executive Officer and a director of the Company, was also the President, Chief Executive Officer, a director and majority shareholder approximately (74.2%) of Valentec, Francis X. Suozzi, a consultant to and director of Valentec and a director of the Company, was a minority shareholder approximately (21.2%) of Valentec, and the Valentec
International Corporation Employee Stock Ownership Plan (the "ESOP") was a minority shareholder approximately (4.6%) of Valentec. The Company issued an aggregate of 1,369,200 newly issued shares of Common Stock to the shareholders of Valentec. The purchase price aggregated approximately $15.1 million, including estimated direct acquisition costs of approximately $1.3 million. Valentec is a high-volume manufacturer of stamped and precision machined products for the automotive, commercial and defense industries. Valentec's machining capabilities and relationships with airbag module integrators has enabled the Company to increase the amount of content per airbag module supplied by the Company. Pursuant to this strategy, the Company has begun producing end caps and retainer brackets for two of its larger airbag module customers.

Airbag Related Products

Structure of the Airbag Industry

         Airbag systems consist of an airbag module and an electronic control module, which are currently integrated by automakers into their respective vehicles. Airbag modules consist of inflators, cushions, housing and trim covers and are assembled by module integrators, most of whom produce most of the components required for a complete module. However, as the industry has evolved, module integrators have increasingly outsourced non-proprietary components such as cushions to those companies specializing in the production of individual components. The Company believes that its module integrator customers will continue to outsource the majority of their cushion requirements as they focus on the development of proprietary technologies such as inflators and sensors. Only one of the module integrators currently weaves its own airbag fabric and the remainder purchase fabric from airbag fabric producers such as the Company.

         A characteristic of the industry is that certain customers of airbag cushion suppliers are also competitors. The Company supplies airbag cushions to module integrators, most of which also produce a portion of their cushion requirements internally. While none of the module integrators produce airbag cushions for third parties, the Company may compete with its customers to supply their own internal cushion requirements. However, most of the Company's suppliers do not produce cushions for the same car/truck model for which the Company produces cushions.

         Another characteristic of the airbag industry is the existence of potential barriers to entry. New entrants that wish to produce and supply airbag cushions or airbag fabric must undergo a rigorous qualification process, which can take as long as three years. The Company believes that in addition to deterring new entrants, the existence of this qualification process represents switching costs for module integrators that are required to assist the new supplier in meeting automakers' requirements. Additionally, the Company believes module integrators are, like their automaker customers, trying to limit the number of suppliers.

Products

         The Company's automotive products include passenger, driver side and side impact airbag cushions manufactured for installation in over 40 car and truck models sold worldwide; airbag fabric for sale to airbag manufacturers; and stamped and machined components used in airbag modules, including passenger airbag retainers that attach the airbag cushion to the module's reaction can, as well as driver side module products and components used in airbag inflators. Sales of airbag related products (inclusive of sales of airbag fabric) for fiscal year 1998 accounted for approximately 73.9% of the Company's consolidated fiscal 1998 net sales. Sales of airbag related products for fiscal years 1997 and 1996 accounted for approximately 82.0% and 51.7%, respectively, of the Company's consolidated fiscal 1997 and 1996 net sales, respectively.

         The Company also manufactures a wide array of specialty technical fabrics for consumer and industrial uses. These fabrics include: (i) high-end luggage fabrics, including "ballistics" fabric used in Hartman and Tumi brands of luggage; (ii) filtration fabrics used in the aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products; (iv) specialty fabrics used in police jackets, protective apparel worn by firefighters, fuel cells, bomb and cargo chutes, oil containment booms, aircraft escape slides, gas diaphragms; and (v) release liners used in tire manufacturing. Sales are made against purchase orders, releases on open purchase orders, or pursuant to short-term supply contracts of up to twelve months. Sales of technical related products accounted for approximately $17.4 million or 10.2% of the Company's consolidated fiscal 1998 net sales and are produced using the same equipment and manufacturing process that the Company uses to produce airbag fabric. The market for the Company's technical related products is highly segmented by product line. Marketing and sales of the Company's technical related products is conducted by the Company's marketing and sales staff based in Greenville, South Carolina. Manufacturing of these products occurs at the South Carolina facility, using the same machines that weave the airbag fabrics which enables the Company to take advantage of demand requirements for the various products with minimal expenditure on production retooling costs. By manufacturing technical products with the same machines that weave airbag fabric, the Company is able to more effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

Customers

         Sales of airbag related products to TRW and Petri accounted for approximately 36.1% and 15.6%, respectively, of the Company's consolidated fiscal 1998 net sales. See Note 9 to the Company's Notes to Consolidated Financial Statements included elsewhere in this Report for certain disclosure regarding the Company's industry segments.

         The Company sells its airbag cushions to airbag module integrators for inclusion in specified model cars generally pursuant to requirements contracts. Certain of these customers also manufacture airbag cushions to be used in their production of airbag modules.

         The Company's largest airbag fabric customers include TRW, Breed Technologies (as successor in interest to AlliedSignal) ("Breed"), AutoLiv and Delphi and the Company also sells to Reeves, Bradford, ABC and Mexican Industries. The Company sells its fabric either directly to a module integrator or, in some cases, to a fabricator (such as the Company), which sells a sewn airbag to the module integrator. Because driver-side fabric historically has been coated (to prevent the driver's exposure to high temperatures) before fabrication into airbags, the Company also sells fabric to coating companies, which then resell the coated fabric to either an airbag fabricator or module integrator. Sales are either made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts generally having a duration of up to twelve months. The following describes the Company's contractual relationship with its significant customers.

         TRW. The Company has one requirements contract with TRW with respect to TRW's North American airbag cushion requirements and another requirements contract with respect to TRW's European airbag cushion requirements. Under these contracts, TRW has agreed to purchase its requirements for airbag cushions for specific models of automobiles at prices to be agreed upon prior to the beginning of each model year. Each agreement provides that cost reductions provided to the Company will result in price reductions to TRW. Neither agreement requires the customer to purchase a specified number of airbag cushions. Each agreement is terminable by the customer on 90 days' prior written notice. The North American requirements agreement is for driver and passenger side airbag cushions for specified models in model years 1996 through 1999 and requires the Company to maintain capacity to manufacture and ship 25.0% more airbag cushions than actual quantity estimates provided by TRW. The European requirements agreement contains penalty payments in the event that the Company is delayed in delivering the airbag cushion quantities required.

         The Company also has a one-year supply agreement with TRW, terminating January 1, 1999, for the supply of airbag fabric, which has been in the past and can be in the future renewed on an annual basis.

         Petri. The Company's "evergreen" agreement with Petri provides that prior to commencement of each calendar year the parties will negotiate price, quantity and other relevant terms of the airbag cushion supply contract for such calendar year. Petri is under no contractual obligation to enter into such annual supply agreements with the Company. The Company's current agreement with Petri provides for the supply of all of Petri's airbag cushion requirements, which are expected to be approximately 5.3 million airbag cushions during fiscal year 1999.

     AutoLiv. The Company has also entered into requirements contracts with AutoLiv. This agreement is substantially similar to the Petri contract. Pursuant to the AutoLiv contract, the Company has agreed to manufacture 390,000 airbag cushions for model year 1999. In addition, the Company was recently awarded significant airbag cushion orders from AutoLiv, pursuant to which the Company is expected to manufacture an additional 3.1 million airbag cushions on an annual basis, representing an additional $39.0 million in annual revenues. The approval of the automobile manufacturers is required prior to commencement of production of such airbag cushions by the Company.

         Breed. Breed's supply agreement has a duration of three years, terminating in November 1998 for the supply of all airbag fabric outsourced by Breed. The Company cannot predict what the actual quantity requirements will be under this agreement.

Suppliers

         The Company's principal airbag cushion fabric customers generally approve all suppliers of major airbag components or airbag fabric raw materials, as the case may be. These suppliers are approved after undergoing a rigorous qualification process on their products and manufacturing capabilities. In many cases, only one approved source of supply exists for certain airbag components. In the event that a sole source supplier experiences prolonged delays in product shipments or no longer qualifies as a supplier, the Company would work together with its customers identify another qualified source of supply. Although alternative sources of supply exist, a prolonged delay in the approval by the Company's customers of any such alternative sources of supply could adversely affect the Company's operating results. Under the Company's agreements with its customers, any changes in the cost of major components are passed through to the customers.

         The raw materials for the Company's fabric operations largely consist of synthetic yarns provided by AZKO, DuPont, Breed, Unifi and Hoechst Celanese, among others. The primary yarns include nylon, polyester and Nomex. DuPont is the leading supplier of airbag fabric yarn to both the market and the Company. Approximately 90.0% of the nylon yarn used in the Company's airbag fabric operations is supplied by DuPont pursuant to purchase orders or releases on open purchase orders. There is no underlying supply agreement with DuPont.

Capacity

         The Company's Mexican facility has the capacity to manufacture 5.0 million airbag cushions per year and manufactured 2.3 million passenger side and driver side airbag cushions in fiscal year 1998. The Company has budgeted approximately $13.0 of capital expenditures required to manufacture airbag cushions currently in backlog. The Company's United Kingdom facility has the current capacity to manufacture approximately 2.3 million airbag cushions per year and manufactured approximately 100,000 driver side airbag cushions in fiscal 1998. The Company's

German facility manufactured approximately 3.6 million driver side and side impact airbag cushions in fiscal 1998 and has the current capacity to manufacture approximately 2.8 million airbag cushions per year. The Company intends to relocate such facility and expects to move certain operations from such facility to its facility in the Czech Republic and its facility in the United Kingdom by early fiscal year 2000. The Company's Czech Republic facility, which began production in 1997, produced approximately 850,000 passenger side and driver side airbag cushions in fiscal 1998, and has a current capacity to manufacture approximately 3.5 million airbag cushions per year. The Company believes that its present capacity is sufficient to meet its currently forecasted expansion in production for the foreseeable future.

     The Company entered into a joint venture agreement during fiscal year 1997, which establishes a joint venture, based in Hong Kong, for the production of airbag cushions in China. The Company owns an 80% interest in the joint venture. The plant and labor for the joint venture is provided by a separate company owned by the Company's joint venture partner. The joint venture has the capacity to produce approximately 2.0 million airbag cushions per year, and expects to begin production in fiscal year 1999. The Company is contemplating the introduction of weaving capabilities at this facility through its operations at its South Carolina facility.

         The Company's South Carolina facility has a current capacity to manufacture approximately 30.0 million yards of fabric per year and manufactured
17.4 million yards of fabric in fiscal year 1998. The Company utilizes rapier weaving machines that are highly versatile in their ability to produce a broad array of specialty technical fabrics for use in a large number of applications. In addition, the Company's machinery and equipment have the capability to weave all types of yarns specified by airbag module integrators. The ability to easily interchange the machines between air restraint fabric and other specialty technical fabrics allows the Company to maximize returns on plant assets.

         Since  1993,  the  Company  has  invested  $34.5  million  in  capacity
expansion,   significant  modernization  of  its  manufacturing  facilities  and equipment upgrades.

Sales and Marketing

     The Company markets and sells airbag cushions and airbag fabric through its direct marketing and sales forces based in Greenville, South Carolina and Germany. Prior to fiscal year 1998, the Company conducted its airbag cushion sales and marketing through the efforts of its management and through Champion Sales & Service Co. ("Champion"), an outside marketing firm engaged by the Company since May 1992. Champion and Mr. Zummo, the Company's Chairman of the Board, President and Chief Executive Officer, were instrumental in establishing the Company's relationship with TRW. The Company was obligated to pay Champion a commission of 2% on all sales of airbag cushions and airbag related components to TRW in North America. The Company and the shareholders of Champion have entered into a definitive agreement, dated as of December 22, 1997, pursuant to which, the Company acquired all of the issued and outstanding capital stock of Champion for an aggregate purchase price of $2,960,000 plus certain amounts previously paid to Champion and the shareholders of Champion (the "Champion Transaction"). In connection with the Champion Transaction, the Company also entered into a definitive Put Agreement (the "Put Transaction") with an associate of Champion (the "Associate") who had the right to a portion of any of the above-referenced commissions actually received by Champion. Pursuant to the Put Transaction, the Associate has the option to put to the Company, subject to certain conditions, all of the issued and outstanding capital stock of Duchi & Associates, Inc., an entity affiliated with Champion, for a put price of $740,000. The Champion Transaction includes, and the Put Transaction (as a condition to its exercise) will include, a twenty year management services agreement between the Company and each of the Champion shareholders and the Associate, respectively. The terms of each such management services agreement prohibits the Champion shareholders, or the Associate, as the case may be, from competing with certain businesses of the Company for a period of five years. Each such management services agreement also provides that the Company has the option, at its sole discretion, to extend the non-competition period for three successive five year periods, upon payment of a nominal extension fee. See Notes 1 and 8 to the Company's Notes to Consolidated Financial Statements included elsewhere in this Report.

Competition

         The Company competes with several independent suppliers of airbag cushions in the United States and Europe for sales to airbag module integrators. The Company also competes with TRW and AutoLiv, each of which are airbag module integrators that produce a substantial portion of their own airbag cushions for their own consumption. While TRW does not generally manufacture airbag cushions for the same vehicle models that the Company manufactures for TRW, AutoLiv manufactures airbag cushions for the same models that the Company manufactures for AutoLiv. Most airbag module integrators subcontract a portion of their requirements for airbag cushions. The Company believes that its good working relationship with its customers, the Company's high volume and low-cost manufacturing capabilities, consistency and level of quality products, the agreements with TRW, the lengthy process necessary to qualify as a supplier to an automobile manufacturer and the costs in the automotive industry associated with changes in established suppliers create certain barriers to entry for potential competitors.

         In 1997, the total North American airbag fabric market totaled approximately $151.0 million, up from $148.0 million in the prior year. The Company shares this market with another major competitor, Milliken and three smaller fabric manufacturers. In addition, Takata, an airbag module integrator, produces fabric for its airbag cushions. Barriers to entry into this market include the substantial capital requirements and lengthy lead-times required for certification of a new participant's fabrics by buyers.

         The automotive airbag cushion, airbag fabric and airbag module markets are highly competitive. Some of the Company's current and potential competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of its price, product quality, reliability, and capability to produce a high volume of many models of passenger side and driver side airbags. Increased competition, as well as price reductions of airbag systems, would adversely affect the Company's revenues and profitability. In addition, the Company believes that SCFTI will provide it with some measure of vertical integration, enhancing its ability to compete in the automotive airbag industry.

Qualification and Quality Control

         The Company successfully completed the rigorous process of qualifying as an airbag supplier to TRW in 1992. Each of the Company's airbag cushions manufactured for TRW is required to pass design validation and process validation tests established by the automobile manufacturers and supervised by TRW relating to the product's design and manufacture. TRW participates in these design and process validations and must be satisfied with the product's reliability and performance prior to awarding a production order. The Company satisfies the QPS-0100 standard set by TRW for design and process validation, which qualifies it to be a supplier to TRW. The Company underwent similar, rigorous design validation and process validation tests in order to qualify as a supplier to AutoLiv, which recently granted a purchase order to the Company for airbag cushions.

         The Company has extensive quality control systems in its airbag related manufacturing facilities, including the inspection and testing of all products and is QS9000 certified. The Company also undertakes process capability studies to determine that the Company's manufacturing processes have the capability of producing at the quality levels required by its customers.

         The Company's United Kingdom facility operates under TRW's quality system which meets or exceeds ISO 9000, an international standard for quality. The Company's German facility also satisfies ISO 9000 standards. This qualification has enabled the Company's European operations to manufacture airbag cushions under the Company's agreement with TRW. As is the case in the United States, however, the automobile manufacturers may conduct their own design and process validation tests of the Company's operations.

         The Company's airbag fabric operations also seek to maintain a high level of quality throughout the manufacturing process. The airbag fabric operations have been certified as a Quality Assurance Approved Supplier by each of Breed, TRW, AutoLiv and Mexican Industries. In addition, the airbag fabric operations' laboratory has obtained Accreditation Against ISO-Guide 25 to ASTM and DIN Test Methods from the American Association of Laboratory Accreditation and GP-10 certification from General Motors. Moreover, the Company is the only airbag fabric manufacturer to have its entire business (not just its manufacturing facility) certified under QS9000.

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


Defense Related Products

         The Company is a supplier of military ordnance and other related products as well as of projectiles and other metal components for small to medium caliber training and tactical ammunition. Sales of defense related products accounted for $27.2 million or 15.9% of the Company's consolidated fiscal 1998 net sales and $19.7 million or 11.4%, and $45.9 million or 48.3% of the Company's fiscal 1997 and 1996 net sales, respectively. See Note 9 to the Company's Notes to Consolidated Financial Statements included elsewhere in this Report for certain disclosure regarding the Company's industry segments.

Systems Contract

         In September 1994, the Company was awarded a contract by the United States Army (the "Systems Contract"). The Systems Contract backlog was $14.5 million at March 28, 1998, and the Company expects to reduce such backlog to $2.6 million by late fiscal 1999. The mortar cartridges sold by the Company to the United States Army pursuant to the Systems Contract will be utilized in free standing, long-range artillery weapons in support of infantry units. As a systems integrator, the Company does not manufacture the mortar cartridges itself, but is a prime contractor, coordinating the manufacture and assembly of the product components by various subcontractors. Accordingly, the Systems Contract has not necessitated a significant investment in capital equipment. As the prime contractor, the Company is responsible for conducting quality control inspections and ensuring that the contract is fulfilled in a timely and efficient manner.

         The deliveries of completed mortar cartridges were initially expected to begin in September 1995, and the Systems Contract was expected to be completed by September 1996. Due to a delay by one of its subcontractors, the Company has experienced delays in the shipment of mortar cartridges against the original shipment schedule. The delay relates to matters between such subcontractor and the United States Army. As a result of these issues, the United States Army has extended the time for delivery under the Systems Contract. The Company resumed shipments in February 1998 and expects to be completed with all deliveries under the Systems Contract in early fiscal 2000. In connection with the delays, the Company, after consultation with legal counsel, has filed a claim with the Government of approximately $5.6 million, of which the Company has recognized, based upon its assessment of the likelihood of success, approximately $3.8 million in net sales in fiscal year 1998 on the percentage of completion basis, proportionate to the Systems Contract.

Other

         The Company manufactures projectiles and other metal components primarily for 20 millimeter ammunition and to a lesser extent for 25 and 30 millimeter ammunition used by the United States Armed Forces. This ammunition is fired from guns mounted on aircraft, naval vessels and armored vehicles. The metal components manufactured by the Company are shipped to a loading facility, operated either by the United States Government or a prime defense contractor, which loads the explosives, assembles the rounds and packages the ammunition for use. The Company primarily manufactures components that are used in training rounds, which are similar to tactical rounds but do not contain the same explosive or incendiary devices contained in tactical rounds. Because of the continuous use of training ammunition, the majority of the rounds purchased by the United States Armed Forces are training rounds. In the past the Company has regularly received replenishment orders from the United States Armed Forces for its inventory of training ammunition.

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

United States Government Contracts

     Virtually all of the Company's defense related contracts, including the Systems Contract, are negotiated as firm fixed price contracts with the United States Government or certain of the United States Government's prime
contractors.   These  contracts  are  subject  to  audit  and  may  be  adjusted accordingly.

         A majority of the Company's manufacturing agreements with the United States Armed Forces and its prime defense contractors are for the provision of components for a one year term (two years in the case of the Systems Contract), subject, in certain cases, to the right of the United States Government to renew the contract for an additional term. Renewals of United States Government contracts depend upon annual Congressional appropriations and the current requirements of the United States Armed Forces. See "-- Markets and Customers." United States Government contracts and contracts with defense contractors are, by their terms, subject to termination by the United States Government for its convenience. Fixed price contracts provide for payment upon termination for items delivered to and accepted by the United States Government, and, if the termination is for convenience, for payment of the contractor's costs incurred through the date of termination plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred.

Seasonality

         The Company's automotive products business is subject to the seasonal characteristics of the automotive industry in which there are seasonal plant shutdowns in the third and fourth quarters of each calendar year. Although the Systems Contract is not seasonal in nature, there have been and will continue to be variations in revenues from the Systems Contract based upon costs incurred by the Company in fulfilling the Systems Contract in each quarter. The majority of the Defense Operation's ordnance manufacturing for United States Government and prime defense contractors has historically occurred from January through September and there is generally a lower level of manufacturing and sales during the fourth quarter of the calendar year.

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

         As of March 28, 1998, the Company had a defense-related backlog of approximately $23.2 million of which $20.6 million is expected to be completed before the end of fiscal year 1999. As of March 31, 1997, the Company had a defense-related backlog of approximately $24.4 million.

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


Employees

         At March 28, 1998, the Company employed approximately 2,365 employees. The Company's hourly employees in Mexico are entitled to a federally-regulated minimum wage, which is adjusted, at minimum, every two years. None of the Company's employees are unionized. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees to be good.

Environmental Matters

         Like similar companies, the Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). Such laws, including but not limited to, those under CERCLA may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on the Company's financial position or results of operations and cash flows. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

         The Company has identified two areas of underground contamination at the Company's facility in Galion, Ohio. One area involves a localized plating solution spill. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. Such environmental consultants estimate that the Company's voluntary plan of remediation could take three to five years to implement, followed up by annual maintenance. The consultants also estimate that remediation costs will be approximately $250,000. However, depending on the actual extent of impact to the Company or more stringent regulatory criteria, these costs could be higher. Additionally, an underground contamination involving machinery fluids exists at the Valentec facility in Costa Mesa, California and a site remediation plan has been approved by the Regional Water Quality Control Board. Such plan will take approximately five years to implement at an estimated cost of approximately $368,000. To date, the Company has spent approximately $244,000 on implementing such plan. The remediation plan currently includes the simultaneous operation of a groundwater and vapor extraction system. In addition, the Division has been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material. In the opinion of management, no material expenditures will be required for its environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. See Note 8 to the Company's Notes to Consolidated Financial Statements included elsewhere in this Report.

Patents

         The Company holds four patents and three additional patents are pending. All of such patents relate to technical improvements for enhancement of product performance with respect to the Company's airbag, fabric and technical related products. Provided that all requisite maintenance fees are paid, two of the patents held by the Company expire in 2013 and the third and fourth patents held by the Company expire in 2014 and 2017, respectively.

Engineering, Research & Development

         The Company's fabric operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company specifically designs and engineers its fabrics to meet its customers' applications and needs. While most design requirements are originated by the component manufacturer, the Company is dedicated to improving the quality of existing products, as well as developing new products for all applications. Costs associated with design and development were not material to the Company's financial statements.


ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in Fort Lee, New Jersey. The Company manufactures automotive and industrial products in six locations, with total plant area of approximately 1,382,025 square feet (including administrative, engineering and research and development areas housed at plant sites). Below is an overview of the Company's manufacturing and office facilities as of March 28, 1998. See Note 6 to the Company's Notes to Consolidated Financial Statements included elsewhere in this Report for more information regarding certain of the Company's obligations that are secured by certain assets of the Company, including its owned facilities.




                                                           Floor Area     Owned/          Lease
                       Location                             (Sq. Ft.)     Leased       Expiration
Airbag and Technical Fabrics Related
  Products
  Ensenada, Mexico (airbag cushions) .................     97,000(1)      Leased         1998(2)
  Greenville, South Carolina (airbag and
    technical related fabrics; warehouse).............    820,040(1)(6)    Owned           NA
  Germany (airbag cushions)...........................     55,000(3)      Leased         1998(4)
  Czech Republic (airbag cushions)....................    100,000(5)       Owned           NA
  Gwent, Wales (airbag cushions)......................     60,000(5)      Leased         2003
  Costa Mesa, California (metal airbag
    components and defense products)..................    129,000(6)(7)   Leased         1999
  Otay Mesa, California (warehouse)(8)................     15,700         Leased         1998
  Fort Lee, New Jersey (10)...........................      4,685         Leased         2007
Defense(9)
  Mount Arlington, New Jersey (defense
    systems)..........................................      3,600(10)     Leased         2000
  Galion, Ohio (defense products).....................     97,000(6)       Owned           NA


(1)  Office, manufacturing and research and development space.
(2)  Lease is subject to two one-year renewal options.
(3)  Manufacturing, sales and administration space.
(4) The lease with respect to the 40,000 square feet comprising manufacturing space expires in 1998. The lease with respect to the 15,000 square feet comprising sales and administrative space expires in 2001.
(5)  Manufacturing and office space.
(6)  Manufacturing and administrative space.
(7)  Consists of two facilities.
(8)  Finished goods distribution center.
(9) Defense related products are also manufactured at the Costa Mesa facility listed above.
(10) Office space.

ITEM 3.  LEGAL PROCEEDINGS

         Valentec, which was acquired by the Company in May 1997 has been the subject of an investigation by the Department of Justice regarding a bid-rigging and kickbacks scheme alleged to have occurred between 1988 and 1992. The Department of Justice Antitrust Division has contended that former subsidiaries or divisions of the former Valentec participated in such misconduct in part through the actions of a former marketing agent and former employees, in order to obtain certain government contracts. The Government has contended that Valentec is liable for the acts of its predecessors on a theory of successor corporate criminal liability. The Government contends that the alleged kickbacks were made through the former Valentec Kisco and Valentec Galion operations while those operations were owned and operated by the former Valentec from the late 1980's through 1992, prior to Mr. Zummo's 1993 leveraged buy-out of Valentec. No officer or director of the Company or its subsidiaries is alleged to have participated in, or known about, such conduct. The Company has no recourse against the entity which owned Valentec during the operative time period due to contractual restrictions in the purchase agreement between Mr. Zummo and such entity. The Company has determined that it is in its best interest to settle such matter in order to avoid the costs and distractions associated with contesting the Department of Justice's legal theories on successor liability. Therefore, a plea agreement has been negotiated with the Antitrust Division of the Department of Justice (the "Plea Agreement"). Among other things, the terms of the Plea Agreement provide for the entry of a guilty plea by Valentec to a one-count criminal violation of participating in a combination and conspiracy to suppress competition in violation of the Sherman Antitrust Act, 15 U.S.C.ss.1, the payment by Valentec of a $500,000 fine and an agreement by the Government to not further criminally prosecute the Company, its subsidiaries, or any of their respective officers, directors or employees as to the alleged bid-rigging and kickback scheme. The Plea Agreement will remain subject to the approval of the United States District Court for the Western District of Tennessee, Eastern Division (the "Court"). The Plea Agreement, if approved by the Court, would not release Valentec or its affiliates from potential civil claims that might be asserted by the United States Department of Justice Civil Division against Valentec or its affiliates arising out of the Government's investigation of conduct that is alleged to have occurred in the time frame prior to Mr. Zummo's 1993 leveraged buy-out of Valentec. The Company has had preliminary discussions with the Civil Division regarding the resolution of such potential civil claims. As of March 28, 1998 no understanding has been reached as to such potential civil claims. See Note 8 to the Company's Notes to Consolidated Financial Statements included elsewhere in this Report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Common Stock is listed on the Nasdaq National Market (Nasdaq symbol: ABAG). The following table sets forth the range of high and low bid information for the Common Stock for each full quarterly period within the two most fiscal years.


                                    High                Low

Year Ended March 28, 1998
     First Quarter               $  11  1/4          $   8  5/8
     Second Quarter              $  17  1/8          $   9  3/4
     Third Quarter               $  17  1/2          $  10  1/2
     Fourth Quarter              $  15  1/4          $  11  3/4


Year Ended March 31, 1997
     First Quarter               $  14  3/4          $   9  1/4
     Second Quarter              $  13  3/4          $   9  1/2
     Third Quarter               $  13               $   8  3/4
     Fourth Quarter              $  13               $   9  1/4


        As of June 24, 1998 there were approximately 61 holders of record of the Common Stock.

         The Company has, to date, not paid any cash dividends to its stockholders and presently intends to continue its policy of retaining its earnings to support the growth and development of its business. The Company's existing credit agreement restricts the Company's ability to pay dividends.

         As of July 1, 1997, the Company entered into a one year Agreement (the "Market Pathways Agreement") for Financial Public Relations Services with Market Pathways Financial Relations Incorporated ("Market Pathways"), pursuant to which the Company issued to Market Pathways, in exchange for certain financial and public relations services, options to purchase 15,000 shares of Common Stock at an exercise price per share of $9.75, the closing bid price of the Common Stock, as quoted by the NASDAQ Stock Market on July 1, 1997. Such options were exercisable immediately after the issuance thereof and expire on the date that is twelve months from the date of the Market Pathways Agreement. In addition, the Company agreed to register, at the Company's expense, the shares of Common Stock underlying such options upon the written request of Market Pathways.

         Pursuant to each the of Company's Agreements with Corporate Relations Group, an affiliate of Market Pathways ("CRG"), dated as of July 1, 1996 and 1995, the Company issued to CRG 3,500 shares of Common Stock in exchange for certain financial and public relations services rendered thereunder.

         The issuance of the Company's securities under its agreements with Market Pathways and CRG were issued in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended.

         Effective as of May 22, 1997, the Company acquired in a tax-free stock for stock transaction all of the outstanding capital stock of Valentec in consideration for the issuance to the stockholders of Valentec of an aggregate of 1,369,200 newly issued shares of Common Stock. Such transaction was not registered under the Securities Act in reliance upon the exemption under Section 4(2) thereof. See "Business - Significant Transactions".

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data as of and for the fiscal years ended March 28, 1998, March 31, 1997, 1996 and 1995 and for the period from April 28, 1993 through March 31, 1994 are derived from the combined and consolidated financial statements of the Company and the Automotive and Galion divisions of Valentec (the "Valentec Divisions"). The consolidated financial statements of the Company as of and for the year ended March 28, 1998 has been audited by Arthur Andersen LLP, independent accountants. The combined and consolidated financial statements of the Company and the Valentec Divisions, for the fiscal years ended March 31, 1997, 1996 and 1995 and for the period from April 28, 1993 through March 31, 1994 have been audited by Price Waterhouse LLP, independent accountants.

         During the 1998 fiscal year, the Company incurred approximately $1.8 million ($1.2 million net of tax benefit of $600,000) of costs associated with the reorganization and relocation of its foreign operations. These costs are investments toward consolidating production within the Company's foreign operations to its low-cost facilities located within the foreign market.

         During the 1997 fiscal year, the Company changed its accounting for product launch costs from the deferral method to the expense as incurred method. The Company recorded the cumulative effect of this change in accounting principle in the amount of $1.3 million, net of income taxes, or $0.25 per share. During fiscal year 1997, $1.8 million ($1.1 million net of tax benefit of $704,000) of product launch costs were expensed. In addition, in connection with a new loan agreement with Bank of America National Trust and Savings Association, which replaced the revolving credit with Citicorp US, Inc., the Company recorded an extraordinary loss of $383,000, net of income taxes, or $0.08 per share, relating to the write-off of deferred financing costs incurred for the previous credit facility.

         The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto, included elsewhere in this Report.

              (in thousands, except per share data and footnotes)

INCOME STATEMENT DATA


                                                                                                        Eleven
                                                                                                        Months
                                                                                                       April 28,
                                                                                                         1993
                                              Year Ended                                                Through
                                               March 28,             Years Ended March 31,             March 31,
                                              ------------------------------------------------------------------
                                                 1998 (1)       1997 (1)       1996 (1)      1995 (1)    1994
                                              ------------------------------------------------------------------
Net Sales                                      $170,310      $ 83,958       $ 94,942      $ 51,779     $ 22,444
Cost of Goods Sold                              138,573        67,934         81,908        44,553       18,895
Gross Profit                                     31,737        16,204         13,304         7,226        3,549
Selling, general and administrative
Expenses                                         10,729         7,072          5,430         4,050        2,738
Relocation and reorganization costs               1,789             -              -             -            -
Amortization                                      1,742           348              -             -            -
Non-recurring consulting charge                      -              -              -             -        1,250 (2)
Operating income (loss)                          17,477         8,604          7,604         3,176         (439)
Other expense (income)                               33           208           (807)         (484)         (83)
Interest expense                                  7,747         1,555            381           244          235
Income (loss) before income taxes                 9,697         6,841          8,030         3,416         (591)
Income tax provision (benefit)                    3,689         2,995          3,116         1,283         (207)
Income (loss) before extraordinary
Item and cumulative effect of
Accounting change                                 6,008         3,846          4,914         2,133         (384)
Extraordinary item-deferred
  financing costs (less tax benefit of $225)          -          (383)             -             -            -
Cumulative effect of change in accounting
  for deferred product launch costs (less
  tax benefit of $718)                                -        (1,259)             -             -            -
Net Income (loss)                              $  6,008      $  2,204       $  4,914      $  2,133     $   (384)

PER SHARE DATA (3)

                                                                                                        Eleven
                                                                                                        Months
                                                                                                       April 28,
                                                                                                         1993
                                              Year Ended                                                Through
                                               March 28,             Years Ended March 31,             March 31,
                                              ------------------------------------------------------------------
                                                 1998 (1)       1997 (1)       1996 (1)      1995 (1)    1994
                                              ------------------------------------------------------------------
Basic per share data:
Income before extraordinary item and
  cumulative effect of accounting change         $1.20          $0.77          $0.99          $0.53          -
Extraordinary item                                   -          (0.08)             -              -          -
Cumulative effect of change in accounting
  for deferred product launch costs                  -          (0.25)             -              -          -
                                                 -----          -----          -----          -----      -----
Net income per share, basic                      $1.20          $0.44          $0.99          $0.53          -
                                                 =====          =====          =====          =====      =====


Diluted per share data:
Income before extraordinary item and
  cumulative effect of accounting change         $1.17          $0.76          $0.97          $0.52          -
Extraordinary item                                   -          (0.08)             -              -          -
Cumulative effect of change in accounting
  for deferred product launch costs                  -          (0.25)             -              -          -
                                                 -----          -----          -----          -----      -----
Net income per share, assuming dilution          $1.17          $0.43          $0.97          $0.52          -
                                                 =====          =====          =====          =====      =====


Income before extraordinary item                     -          $3,846             -              -          -
                                                 =====           =====         =====          =====      =====
Earnings per common share                            -          $ 0.77             -              -          -
                                                 =====           =====         =====          =====      =====

Net income                                      $6,008          $3,463        $5,017          $ 950          -
                                                 =====           =====         =====          =====      =====
Net income per share, basic                     $ 1.20          $ 0.69        $ 1.01          $0.24          -
                                                 =====           =====         =====          =====      =====
Net income per share, assuming dilution         $ 1.17          $ 0.69         $ .99          $0.23          -
                                                 =====           =====         =====          =====      =====

Weighted average common shares
  outstanding, basic                             5,027           5,027         4,981          4,031          -
                                                 =====           =====         =====          =====
Weighted average common shares
  outstanding, assuming dilution                 5,147           5,050         5,083          4,112          -
                                                 =====           =====         =====          =====


BALANCE SHEET DATA
(in thousands)


                                                 March 28,                         March 31,
                                                 ---------      --------------------------------------------------
                                                   1998           1997          1996          1995          1994
                                                 ---------      --------------------------------------------------
Working capital                                  $ 29,488       $ 11,755       $ 25,067      $  8,206     $  1,504
Total assets                                      198,897         73,407         49,831        28,311       12,837
Long-term debt, net of current portion             24,739         21,296          3,087         2,043        4,760
Senior subordinated debt                           90,000              -              -             -            -
Stockholders' equity                               39,194         35,274         35,344        15,971            -
Division equity                                         -              -              -             -          866


----------------------------------------------
Notes to Selected Financial Data:

 (1) The Company did not declare dividends during fiscal year 1998, 1997, 1996 or 1995.

 (2) The Valentec Divisions incurred a $1.3 million non-recurring, non-cash expense related to the issuance of shares of Common Stock to certain stockholders and affiliates of Champion. In September 1993, in order to recognize these key sales and marketing representatives' contribution to the growth of the Company's Automotive Division and to incentivize them to continue serving in that capacity, the Valentec division agreed to issue common stock in the company at an aggregate price lower than fair market value of the shares at the time (as determined by an independent appraiser) by $1.3 million. The aggregate number of shares of stock issued was 268,800, representing a fair market value of $4.65 per share, as determined by the independent appraiser. Accordingly, this amount was recorded as an expense in the period from April 28, 1993 through March 31, 1994. The shares of common stock were issued during the period from April 28, 1993 through March 31, 1994.
  (3) The weighted average number of common shares outstanding as of March 31, 1996 and 1995 includes the weighted average of the pro forma number of shares assumed issued prior to the Company's initial public offering in May 1994 to retire inter-company and other indebtedness. The Valentec Divisions did not have a defined capital structure and, as a result, earnings per share amounts are not presented for the period prior to the fiscal year ended March 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a leading low-cost independent supplier of automotive airbag fabric and cushions, with operations in North America, Europe and Asia. Due to the Company's historical and anticipated growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto, appearing herein.

         During fiscal year 1997, the Company expanded its production and sales in Europe through its acquisition of Phoenix Airbag GmbH ("Phoenix Airbag") in Germany and construction of its manufacturing facility in the Czech Republic. The acquisition of Phoenix Airbag was accounted for as a purchase and, accordingly, the operations of Phoenix Airbag are included in the historical consolidated financial statements of the Company from August 6, 1996.

         During fiscal year 1998, the Company further expanded its operations in the automotive sector with strategic acquisitions. Effective May 1997, the Company acquired all of the outstanding capital stock of Valentec International Corporation ("Valentec") in a stock for stock exchange (the "Valentec Acquisition"), enabling the Company to manufacture and supply additional airbag system components. Immediately prior to the Valentec Acquisition, Robert A. Zummo, the President, Chief Executive Officer, and a director of the Company, was also the President, Chief Executive Officer, a director and majority shareholder approximately (74.2%) of Valentec, Francis X. Suozzi, a consultant to and director of Valentec and a director of the Company, was a minority shareholder approximately (21.2%) of Valentec, and the Valentec International Corporation Employee Stock Ownership Plan (the "ESOP") was a minority shareholder approximately (4.6%) of Valentec. The acquisition of Valentec was accounted for as a purchase and, accordingly, is included in the Company's accounts beginning May 22, 1997. Currently, Valentec manufactures metal airbag components using machining and stamping processes, among other commercial and defense products.

         Additionally, on July 24, 1997, the Company purchased all of the assets and assumed certain liabilities of the Air Restraint and Industrial Fabrics Division of JPS Automotive L.P., now referred to as SCFTI. SCFTI is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications. The acquisition was accounted for as a purchase and, accordingly, is included in the Company's accounts beginning on July 24, 1997.

         During the 1998 fiscal year, the Company incurred approximately $1.8 million ($1.2 million net of tax benefit of $600,000, or $.23 per share) of costs associated with the reorganization and relocation of its foreign operations. These costs are investments toward consolidating production within the Company's foreign operations to its low-cost facilities located within the foreign market.


Change in Accounting Principle and Extraordinary Item

         During the 1997 fiscal year, the Company changed its accounting for product launch costs from the deferral method to the expense as incurred method. The Company recorded the cumulative effect of this change in accounting principle in the amount of $2.0 million effective April 1, 1996, in accordance with Accounting Principles Board Opinion No. 20. The fiscal 1997 deferred product launch costs of $1.8 million would have been capitalized under the previously used accounting method rather than expensed as part of costs of goods sold. Total product launch costs expensed in fiscal year 1997 was $2.3 million after income taxes, or $.46 per share. These product launch costs are included in cost of sales. Management believes its new method is considered the preferable method of accounting.

         Additionally, in connection with a loan agreement in August 1996 with Bank of America National Trust and Savings Association, which replaced the revolving credit with Citicorp US, Inc., the Company recorded an extraordinary loss of $383,000 (net of benefit for income taxes of $255,000), or $0.08 per share, related to the write-off of deferred financing costs incurred for the previous credit facility.

Results of Operations

         The  following  table  sets  forth  certain   operating  results  as  a
percentage of net sales for the periods indicated:

                                                                        Years Ended
                                                      --------------------------------------------------
                                                        March 28,          March 31,         March 31,
                                                          1998               1997              1996
                                                      --------------------------------------------------
Net sales                                                100.0%             100.0%            100.0%
Cost of goods sold                                        81.4               80.9              86.3
Gross profit                                              18.6               19.1              13.7
Selling, general and administrative expense                6.3                8.4               5.7
Income from operations                                    10.3               10.3               8.0
Interest expense (income), net                             4.6                1.6              (0.2)
Income before extraordinary item and
    cumulative effect of change in accounting              3.5                4.6               5.2
Net income                                                 3.5                2.6               5.2


Year Ended March 28, 1998 Compared to Year Ended March 31, 1997


         Net Sales. Net sales increased by $86.4 million or 102.9% to $170.3 million in fiscal year 1998 compared to fiscal year 1997. The increase was primarily attributable to the acquisition of SCFTI and Valentec, which contributed approximately $75.1 million on a combined basis. The remaining increase was primarily attributable to the European operations. During the fourth quarter of fiscal year 1998, the Company resumed shipment to the U.S. Army under the Systems Contract, which had previously been delayed due to the failure of one of the Company's subcontractors to meet the U.S. Army's revised engineering standards and obtain government process approval for final load, assembly and pack. In connection therewith, the Company, after consultation with legal counsel, has filed a claim related to the delay of approximately $5.6 million, of which the Company has recognized, based upon its assessment of the likelihood of success, approximately $3.8 million in net sales during fiscal year 1998 on the percentage of completion basis, proportionate to the Systems Contract. Additionally, the German mark has devalued approximately 13% in comparison to fiscal year 1997, which impacts the comparability of results throughout this discussion. The impact on net sales was a decrease of $3.0 million or 1.8%.

         Gross Profit. Gross profit increased by $15.7 million or 98.1% to $31.7 million in fiscal year 1998 compared to fiscal year 1997. The increase was primarily attributable to the acquisition of SCFTI and Valentec, which contributed approximately $12.0 million on a combined basis, the remaining increase was primarily attributable to the Defense Operation which completed certain programs and resumed shipments on the Systems Contract.

         Gross profit as a percentage of sales decreased to approximately 18.6% for fiscal year 1998 from 19.1% for fiscal year 1997. The decrease as a percentage was due to the inclusion of SCFTI, which has historically lower gross margins compounded by the price reductions at Phoenix Airbag, partially offset by an increase in Defense Operations. The textile industry generally produces margins in the range of 13% to 14% due to the capital intensive production process. In accordance with the Phoenix Airbag relocation strategy, production is currently being shifted from Germany to the Company's Czech Republic and Wales facilities. The Company expects margins to improve in Europe in fiscal year 1999 upon the completion of the wind down of the Phoenix Airbag operations in Germany. The devaluation of the German mark impacted gross profit unfavorably by $665,000 or 2.1%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.7 million or 51.7% to $10.7 million in fiscal year 1998 compared to fiscal year 1997. The increase was primarily attributable to the acquisitions of SCFTI and Valentec. However, selling, general and administrative expenses as a percentage of sales decreased to 6.3% in fiscal year 1998 from 8.4% in fiscal year 1997.

         Reorganization and Relocation Costs. In fiscal year 1998 the Company incurred approximately $1.8 million of costs associated with the reorganization and relocation of its foreign operations. These costs are investments toward consolidating production within the Company's foreign operations to its low-cost facilities located within the foreign market.

         Operating Income. Operating income increased by $8.9 million or 103.1% to $17.5 million in fiscal year 1998 compared to fiscal year 1997. Operating income increased primarily due to the acquisitions of SCFTI and Valentec and by the improved results of the Defense Operation. This was partially offset by the Company's North American (exclusive of SCFTI and Valentec) which yielded lower operating income compared to fiscal year 1997 primarily as a result of price reductions. Operating income was also partially offset by price reductions and reorganization and relocation costs in Europe as well as the devaluation of the German mark. The devaluation of the German mark impacted operating income unfavorably by approximately $492,000 or 2.8%.

         Interest Expense. Interest expense increased $6.2 million to $7.7 million in fiscal year 1998 compared to fiscal year 1997. This increase was attributable to the issuance of the 10 1/8% Senior Subordinated Notes (the "Notes"), the proceeds of which were used primarily to acquire SCFTI and repay amounts then outstanding under the Company's credit facilities with KeyBank.

         Income Taxes. The effective tax rate on pre-tax income was 38.0% in fiscal year 1998 compared to 43.7% in fiscal year 1997. The tax rate decreased compared to the prior year due to the increasing percentage of income generated from domestic operations, primarily SCFTI, which have lower tax rates than the European operations and the reversal of foreign tax reserves no longer needed.

         Net Income. Net income increased to $6.0 million in fiscal year 1998 from $2.2 million in fiscal year 1997. This increase was a result of the factors identified above. The devaluation of the German mark impacted net income unfavorably by approximately $208,000 or 3.5%.


Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

         Net Sales. Net sales decreased by $11.0 million or 11.6% to $84.0 million in fiscal year 1997 compared to fiscal year 1996. The decrease was primarily attributable to lower revenues in the Company's defense operation
("Defense   Operation")  partially  offset  by  an  increase  in  the  Company's automotive operation ("Automotive Operation"). The decrease in the Defense Operation of $30.7 million reflects the inability to ship the Systems Contract which had been delayed as a result of the failure of one of the Company's subcontractors to meet the U.S. Army's revised engineering standards and obtain government process approval for final load, assembly and pack. The reduced sales under the Systems Contract were partially offset by the increased sales of metal ordnance products. The increase in the Automotive Operation of $19.7 million was primarily attributable to the acquisition of Phoenix Airbag, which contributed approximately $25.4 million, partially offset by lower sales to TRW under the European requirements agreement. Sales to TRW under the European requirements agreement decreased as a result of lower unit prices reflecting redesigned products and lower fabric prices. The Company's sales of passenger and driver side airbags produced for the North American market decreased by approximately $242,000, primarily as a result of increased sales to Delphi and increased sales of driver side airbags to TRW under the North American requirements contract, partially offset by lower sales of passenger side airbags to TRW under the North American requirements contract.

         Gross Profit. Gross profit increased by $3.0 million or 22.9% to $16.0 million in fiscal year 1997 compared to fiscal year 1996. The increase was primarily attributable to the Automotive Operation, the gross profits of which increased by $5.8 million. The increase was primarily attributable to increased sales volume in Europe due to the acquisition of Phoenix Airbag, which contributed approximately $6.9 million to gross profit. This increase was offset by lower margins in North America and the Defense Operation. The decrease of approximately $996,000 in North America was primarily the result of the change in accounting principle discussed above, offset by lower costs due to ongoing cost reduction programs. The impact of the change in accounting principle was to currently expense product launch costs, previously deferrable, of $1.8 million. The decrease in the Defense Operation of $2.8 million was primarily a result of the delays due to the Systems Contract discussed earlier. See "Defense Related Products - Systems Contract."

         Gross profit as a percentage of sales increased to approximately 19.1% for fiscal year 1997 from 13.7% for fiscal year 1996. Exclusive of the impact of the change in accounting principle, gross profit as a percentage of sales would have been approximately 21.2% for fiscal year 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million or 30.2% to $7.1 million in fiscal year 1997 compared to fiscal year 1996. The increase was primarily attributable to the Automotive Operation, specifically from the costs of the acquisition of Phoenix Airbag, which was approximately $1.9 million, partially offset by lower costs in the U.K. due to lower sales. Selling, general and administrative expenses as a percentage of sales increased slightly to 8.4% for fiscal year 1997 from 5.7% for fiscal year 1996. The increase related to the continued expansion of the Automotive Operation, including additional support personnel and marketing.

         Operating Income. Operating income increased by $1.0 million or 13.2% to $8.6 million in fiscal year 1997 compared to fiscal year 1996. Operating income in the Automotive Operation increased by $3.6 million primarily attributable to the acquisition of Phoenix Airbag, which contributed approximately $4.8 million. This increase in European Operations was partially offset by lower operating income in North America. The decrease of approximately $876,000 in North America was primarily the result of the change in accounting principle discussed above, offset by lower costs due to ongoing cost reduction programs. The impact of the change in accounting principle was to currently expense product launch costs, which were previously deferred in the comparable period. The increase in the Automotive Operation was partially offset by a decrease in the Defense Operation of $2.6 million which reflected lower sales due to delays in shipments of the Systems Contract, partially offset by improved margins on metal ordnance products, resulting from increased sales volumes, improved overhead absorption and a change in product mix.

         Interest Expense. Interest expense increased $1.2 million or 308.1% to $1.6 million for fiscal year 1997 compared to fiscal year 1996. This increase was a direct result of the $20.0 million term loan used for the acquisition of Phoenix Airbag. The increase of other expense is primarily attributable to losses on foreign currency transactions.

         Income Taxes. The effective tax rate applied on pre-tax income was 43.7% for fiscal year 1997 compared to 38.8% for fiscal year 1996. The tax rate increased as compared to the prior year due to the increasing percentage of income generated from European operations, which have higher tax rates than U.S. operations.

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

Liquidity and Capital Resources

         As the Company's business grows, its equipment and working capital requirements will also continue to increase as a result of the anticipated growth of the Automotive Operations. This growth is expected to be funded through a combination of cash flows from operations, equipment financing, revolving credit borrowings and the proceeds from potential future Company public offerings.

         On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. (collectively, the "Initial Purchasers") in a transaction not registered under the Securities Act of 1933, as amended (the
"Securities Act"), in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year, commencing January 15, 1998. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness and to all existing and future indebtedness of the Company's subsidiaries that are not guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are guarantors. The Indenture with respect to the Notes contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to incur additional indebtedness.

                  As of May 21, 1997, the Company, Phoenix Airbag and Automotive Safety Components International Limited ("ASCIL" and collectively, the "Borrowers") entered into the Credit Agreement with KeyBank National Association, as administrative agent ("KeyBank"), and the lending institutions named therein (the "Credit Agreement"). Prior to the consummation of the Offering, the Credit Agreement provided for (i) a term loan in the principal amount of $15.0 million (the "Term Loan") and (ii) a revolving credit facility (the "Revolving Credit Facility") in the aggregate principal amount of $12.0 million (including letter of credit facilities). The indebtedness under the Credit Agreement bore interest at a rate equal to either (i) the greater of KeyBank's prime rate or (ii) the sum of LIBOR plus 1.00% for term loans (and 1.25% for revolving loans, subject to reduction to 1.00% upon consummation of the Offering so long as no default or event of default shall have occurred and be continuing). Upon the consummation of the Offering, the Company used the proceeds thereof to repay the Term Loan and amounts then outstanding under the Revolving Credit Facility. In connection therewith, the Company's credit facility with KeyBank was converted into a $27.0 million Revolving Credit Facility, bearing interest at LIBOR plus 1.00% with a commitment fee of 0.25% on any unused portion, with the remaining terms and conditions being similar to the previous Revolving Credit Facility. Any indebtedness under the Credit Agreement will be secured by substantially all the assets of the Company. As of March 28, 1998, total borrowings under the Credit Agreement were $14.2 million bearing interest at LIBOR (5.68750% as of March 28, 1998) plus 1.00%. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

                  Net cash generated from operations was approximately $600,000 during fiscal year 1998. Cash used in investing activities in fiscal year 1998 was $80.9 million. Net cash provided by financing activities in fiscal year 1998 was $78.4 million. The Company's operations provided an unusually low source of funds due to the extraordinary growth the Company experienced, primarily related to the recent acquisitions, and the relocation and reorganization costs associated with foreign operations. The Company paid additional costs and consideration in connection with the acquisition of Phoenix Airbag, primarily the $2.2 million earn-out accrued at the end of fiscal year 1997 during fiscal year 1998. In addition, the annual performance targets for 1997 were met and approximately $2.0 million of additional purchase price is accrued at March 28, 1998, and paid subsequently, in connection with the acquisition of Phoenix Airbag. The Company incurred certain costs in connection with the acquisition of Valentec of approximately $2.5 million. Included in these costs were advances to Valentec prior to the Valentec Acquisition for the purpose of funding operations. The Company used approximately $58.8 million to purchase SCFTI, (see discussion below). Cash proceeds from financing activities were used to purchase SCFTI, repay the Term Loan and Revolving Credit Facility with KeyBank, and repay certain liabilities of Valentec in connection with the Valentec Acquisition. These activities resulted in a net decrease in cash of $2.3 for fiscal year 1998.

                  Capital expenditures were $13.8 million in fiscal year 1998. Capital expenditures in fiscal year 1998 were used to complete the construction of the new facility in the Czech Republic and the acquisition of additional equipment to expand the Company's production capacity worldwide to fulfill new orders from new and existing customers in fiscal year 1999 and beyond. Capital expenditures for fiscal year 1999 are anticipated to be approximately $13.0 million.

         Pursuant to a definitive Stock Purchase Agreement, effective as of May 22, 1997, the Company acquired all of the outstanding common stock of Valentec. Valentec was the Company's largest shareholder immediately prior to the Valentec Acquisition owning approximately 27%, or 1,379,200 shares of the issued and outstanding shares of the Company's Common Stock to the shareholders of Valentec. The Company issued an aggregate of 1,369,200 newly issued shares of Common Stock to the shareholders of Valentec. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $15.1 million, including estimated direct acquisition costs of approximately $1.3 million. In addition, the Company advanced Valentec approximately $1.3 million for the purpose of funding operations prior to the Valentec Acquisition.

         Pursuant to a definitive Asset Purchase Agreement, on July 24, 1997, the Company purchased all of the assets and assumed certain liabilities of the Division. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $58.8 million. The purchase price included the repayment of approximately $650,000 of capital lease obligations, direct acquisition costs of approximately $900,000, and approximately $1.2 million for the purchase of a building in conjunction with the Asset Purchase Agreement. The Company funded the purchase of the Division out of the proceeds from the issuance of the Notes.

                  The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market condition risks, the ability of Safety Components to realize anticipated cost savings and earnings projections by the Valentec division; the ability of the Company to realize the proceeds of the delay claim against the Government related to the Systems Contract; the continued performance by SCFTI at or above historical levels; world-wide economic conditions; dependence of revenues upon several major module suppliers and pricing pressures.


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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income Summary" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general- purpose financial statements. It also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for the Company's annual and interim financial reports beginning in the fiscal year ending March 27, 1999.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's annual and interim financial reports beginning in the fiscal year ending March 27, 1999.

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

Year 2000

         The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         The Company does not believe that the future costs relating to the Year 2000 issues will have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company is not yet in a position to assess whether its customers will attain Year 2000 compliance in a timely manner or the impact of any such non-compliance.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item appears in Item 14(a)(1) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                     PART III


ITEMS      10, 11, 12 AND 13.

           The information called for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those portions of the Company's 1998 Proxy Statement which contains such information.



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

  (3)      Exhibits:


2.1(12)     Agreement,  dated June 6, 1996, among AB 9607 Verwaltungs GmbH & Co.
            KG.,  Phoenix   Aktiengesellschaft  and  Phoenix  Airbag  GmbH  (the
            "Phoenix Purcahse Agreement")  (confidential  treatment requested as to part)
2.2(12)     Amendment  Agreement,  dated June 28, 1996, to the Phoenix  Purchase
            Agreement
3.1(1)      Certificate of Incorporation of Safety Systems International, Inc.
3.2(1)      Amended and Restated  Certificate of Incorporation of Safety Systems
            International, Inc.
3.3(1)      Certificate of Amendment of the Amended and Restated  Certificate of
            Incorporation of Safety Systems International, Inc.
3.4(11)     Certificate of Amendment to the Amended and Restated  Certificate of
            Safety Components International, Inc. ("Safety Components")
3.5(1)      By-laws of Safety Components
3.6(18)     Certificate  of  Incorporation  of  Automotive   Safety   Components
            International,Inc.(f/k/a  Automotive  Safety Systems  International,
            Inc.)
3.7(18)     Certificate  of Amendment to the  Certificate  of  Incorporation  of
            Automotive  Safety  Components   International,   Inc.  ("Automotive
            Safety")
3.8(18)     Bylaws of Automotive Safety
3.9(18)     Certificate of  Incorporation  of ASCI Holdings  Germany (DE),  Inc.
            ("Holdings Germany")
3.10(18)    Bylaws of Holdings Germany
3.11(18)    Certificate  of   Incorporation  of  ASCI  Holdings  UK  (DE),  Inc.
            ("Holdings UK")
3.12(18)    Bylaws of Holdings UK
3.13(18)    Certificate  of  Incorporation  of ASCI Holdings  Mexico (DE),  Inc.
            ("Holdings Mexico")
3.14(18)    Bylaws of Holdings Mexico
3.15(18)    Certificate  of  Incorporation  of ASCI  Holdings  Czech (DE),  Inc.
            ("Holdings Czech")
3.16(18)    Bylaws of Holdings Czech
3.17(18)    Certificate  of  Incorporation  of ASCI  Holdings  Asia  (DE),  Inc.
            ("Holdings Asia")
3.18(18)    Bylaws of Holdings Asia
3.19(18)    Certificate of Incorporation of Valentec  International  Corporation
            (f/k/a   RAZ   Acquisition   Corporation)    ("Valentec")
3.20(18)    Certificate  of Amendment to the  Certificate  of  Incorporation  of
            Valentec
3.21(18)    Bylaws of Valentec
3.22(18)    Certificate of Incorporation of Galion, Inc. ("Galion")
3.23(18)    Bylaws of Galion
3.24(18)    Certificate of Incorporation of Valentec  Systems,  Inc.  ("Valentec
            Systems")
3.25(18)    Bylaws of Valentec Systems
3.26(18)    Certificate   of   Incorporation   of   Safety   Components   Fabric
            Technologies, Inc.

3.27(18)    Bylaws of Safety Components Fabric Technologies, Inc.
4.1(2)      Warrant  Agreement,  dated  as of May  13,  1994  between  Hampshire
            Securities Corporation and Safety Components
4.2(15)     Registration  Rights  Agreement,  dated as of May 22,  1997,  by and among Safety Components,  Robert A. Zummo, Francis X. Suozzi and the
            Valentec International Corporation Employee Stock Ownership Plan
4.3(16)     Form of  Pledge  Agreement,  dated as of May 21,  1997,  made by the
            Pledgors named therein in favor of KeyBank National Association,  as collateral  agent  for the  benefit  of the  Secured  Creditors  (as defined therein)
4.4(18)     Form of  Indenture,  dated as of July 24, 1997,  by and among Safety
            Components, the Subsidiary Guarantors named therein and IBJ Schroder
            Bank & Trust Company.
4.5(18)     Registration  Rights  Agreement,  dated as of July  24,  1997 by and among Safety Components, the guarantors named therein, BT Securities
            Corporation,   Alex  Brown  &  Sons   Incorporated  and  BancAmerica
            Securities, Inc.
4.6(18)     Form  of  101/8%  Senior  Subordinated  Note  Due  2007,  Series  A,
            including  Form  of  Guarantee
4.7(18)     Form of  101/8 %  Senior  Subordinated  Note  Due  2007,  Series  B,
            including Form of Guarantee
4.8(18)     Form of Amendment  No. 2 to Pledge  Agreement,  dated as of July 15,
            1997,  made by the  Pledgors  named  therein  in  favor  of  KeyBank
            National  Association,  as  collateral  agent for the benefit of the
            Secured Creditors (as defined therein)
10.2(3)     Airbag Purchase Agreement by and between TRW Vehicle Safety Systems,
            Inc. and Valentec International Corporation ("Valentec") dated March
            31, 1993 (confidential treatment granted as to part)
10.3(3)     Long-Term Contract for the Supply of Airbags by and between TRW REPA
            GmbH and Valentec International Limited ("VIL"), dated September 20,
            1993 (confidential treatment granted as to part)
10.4(2)     Representation  Agreement,  effective  as of May  13,  1994,  by and
            between   Automotive   Safety   Components    International,    Inc.
            ("Automotive   Safety")   and   Champion   Sales  and   Service  Co.
            ("Champion")
*10.5(4)    Employment  Agreement,  effective as of May 13, 1994, between Safety
            Components and Robert A. Zummo
*10.6(4)    Employment  Agreement,  effective as of May 13, 1994, between Safety
            Components and W. Hardy Myers
*10.7(4)    Stock Option Plan of Safety Components
10.8(2)     Master Asset Transfer Agreement, dated May 13, 1994, among Valentec,
            Safety Components, Galion and Automotive Safety
10.9(2)     Asset  Purchase  Agreement,  dated  May 13,  1994,  between  VIL and
            Automotive  Safety  Components  International  Limited  ("Automotive
            Limited")
10.10(9)    Corporate  Services  Agreement,  dated as of April 1, 1995,  between
            Valentec and Safety Components
10.11(2)    Facility  Agreement,  dated  May  13,  1994,  between  Valentec  and
            Automotive Safety
10.12(2)    Facility  Agreement,  dated May 13, 1994, between VIL and Automotive
            Limited
10.13(2)    Representation  Agreement,  effective  as of May  13,  1994,  by and between Automotive Limited and Champion
10.14(5)    Form of  Sublease  Agreement,  dated May 13,  1994,  between VIL and
            Automotive  Limited
*10.15(6)   Employment Agreement,  dated as of September 29, 1994 by and between
            Safety Components and Paul L. Sullivan
10.16(7)    Contract  DAAA09-94-C-0532  between  Safety  Components and the U.S.
            Army (the "Systems Contract")
*10.17(8)   Employment  Agreement,  effective as of September 19, 1994,  between
            Safety Components and Victor Guadagno
10.18(8)    Lease  Agreement,   dated  February  15,  1995  between  Inmobiliara
            Calibert,   S.A.   de  C.V.   and   Automotive   Safety   Components
            International SA. de C.V.
10.19(16)   Credit  Agreement,   dated  as  of  March  15,  1996,  among  Safety
            Components,  Automotive Safety,  Galion,  Valentec Systems, Inc. and
            CUSA
10.20(16)   Pledge and Security  Agreement,  dated as of March 15, 1996, made by
            Safety Components, Automotive Safety, Galion and Valentec Systems in favor of CUSA

*10.21(10)  Employment Agreement, dated June 1, 1995, between Automotive Limited and John Laurence Hakes
10.22(10)   Underwriting  Agreement,  dated June 15, 1995,  among BT  Securities
            Corporation, Prime Charter Ltd., Safety Components, Valentec and the
            other selling stockholders named therein
10.23(13)   Loan Agreement  between the Company,  Automotive Safety and Holdings
            Germany and Bank of America  National Trust and Savings  Association
            ("BANT & SA") dated August 1, 1996
10.24(14)   TRW/SCI  Multi  Year  Agreement  dated as of April 1, 1996 among TRW
            Vehicle  Safety  Systems,  Inc.,  TRW,  Inc. and Safety  Components.
            Confidential  treatment  requested  as to certain  portions  of this exhibit. Such portions have been redacted
10.25(14)   Exhibits to Credit Agreement dated as of March 15, 1996 among Safety
            Components, Automotive Safety, Galion, Valentec Systems and Citicorp
            USA, Inc.
10.26(14)   Amendment  No.  1  to  Loan  Agreement   among  Safety   Components,
            Automotive  Safety,  Holdings  Germany  and  BANT & SA  dated  as of
            September 30, 1996
10.27(14)   Amendment  No.  2  to  Loan  Agreement   among  Safety   Components,
            Automotive  Safety,  Holdings  Germany  and  BANT & SA  dated  as of
            October 31, 1996
10.28(14)   Amendment  No.  3  to  Loan  Agreement   among  Safety   Components,
            Automotive  Safety,  Holdings  Germany  and  BANT & SA  dated  as of
            December 31, 1996
10.29(15)   Stock  Purchase  Agreement,  dated as of May 22, 1997,  by and among
            Robert A.  Zummo,  Francis X.  Suozzi,  the  Valentec  International
            Corporation Employee Stock Ownership Plan and Safety Components
*10.30(16)  Employment Agreement,  dated as of February 15, 1997, between Safety
            Components and Jeffrey J. Kaplan
*10.31(16)  Employment  Agreement,  dated  as of May 19,  1997,  between  Safety
            Components and Thomas W. Cresante
10.32(16)   Consulting  Agreement,  dated  as of May 31,  1997,  between  Safety
            Components and W. Hardy Myers
10.33(16)   Credit Agreement (the "Credit Agreement"), dated as of May 21, 1997, by and  among  Safety  Components,  Phoenix  Airbag  and  Automotive
            Limited,   as  borrowers  and  KeyBank  National   Association,   as
            administrative agent, and the lending institutions named therein
10.34(16)   Form of  Subsidiary  Guaranty,  dated as of May 21, 1997,  among the
            guarantors   named  therein,   KeyBank  National   Association,   as
            administrative agent for itself and the other Lenders (as defined in the Credit Agreement)
10.35(16)   Form of  Security  Agreement,  dated as of May 21,  1997,  among the
            assignors  named  therein  and  KeyBank  National  Association,   as
            collateral  agent  for the  benefit  of the  Secured  Creditors  (as defined therein)
10.36(17)   Asset Purchase Agreement,  dated as of June 30, 1997, between Safety
            Components and JPS Automotive L.P.
10.37(18)   Purchase  Agreement,  dated as of July 21, 1997, by and among Safety
            Components,   BT   Securities   Corporation,   Alex   Brown  &  Sons
            Incorporated and BankAmerica Securities, Inc.
10.38(18)   Form of Amendment  No. 2 to Credit  Agreement,  dated as of July 15,
            1997, by and among Safety Components,  Phoenix Airbag and Automotive
            Limited,  as  borrowers,   and  KeyBank  National  Association,   as
            administrative agent, and the lending institutions named therein
10.39(18)   Form of Amendment No. 2 to Subsidiary Guaranty, dated as of July 15,
            1997,   among  the  guarantors   named  therein,   KeyBank  National
            Association,  as  administrative  agent  for  itself  and the  other
            Lenders (as defined in the Credit Agreement)
10.40(18)   Form of Amendment No. 2 to Security Agreement , dated as of July 15,
            1997,  among  the  assignors  named  therein  and  KeyBank  National
            Association,  as  collateral  agent for the  benefit of the  Secured
            Creditors  (as  defined  therein)
*10.41      Offer Letter,  dated January 23, 1998, between Safety Components and
            Philip Lelliot
*10.42      Employment  Agreement,  dated as of March 9, 1998,  between Valentec
            International Corporation LLC (as successor in interest to Valentec) and Paul M. Betz
*10.43      Employment  Agreement,  dated as of March 4,  1998,  between  Safety
            Components and Robert Sepulveda
10.44       Consulting  Agreement,  dated  as of May 14,  1998,  between  Safety
            Components and Thomas W. Cresante

10.45       Severance  Agreement,  dated as of May 18,  1998,  among  Automotive
            Safety  Components  International  Limited,  Valentec  International
            Limited and John L. Hakes
*10.46      Safety Components Senior Management Incentive Plan
*10.47      Safety Components Management Incentive Plan
*10.48      Safety Components Stock Appreciation Rights Award Plan
21.1        Subsidiaries of Safety Components
23.1        Consent of Arthur Andersen LLP
27          Financial Data Schedule


(b)  Reports on Form 8-K.

     Form 8-K, dated January 16, 1998, regarding Safety Component's change in independent accountants.



*        Indicates exhibits relating to executive compensation.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (the "1994 Registration Statement") filed with the Securities and Exchange Commission (the "Commission") on February 11, 1994.
(2) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994, filed with the Commission.
(3) Incorporated by reference to Amendment No. 2 to the 1994 Registration Statement, filed with the Commission on March 18, 1994.
(4) Incorporated by reference to Amendment No. 3 to the 1994 Registration Statement, filed with the Commission on April 20, 1994.
(5) Incorporated by reference to Amendment No. 4 to the 1994 Registration Statement, filed with the Commission on May 3, 1994.
(6) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1994 filed with the Commission.
(7) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 1994, filed with the Commission.
(8) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1995.
(9) Incorporated by reference to Amendment No. 1 to the Company's Registration statement on Form S-1, filed with the Commission on May 19, 1995.
(10) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1995.
(11) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.
(12) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996.
(13) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1996.
(14) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 1996.
(15) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on June 6, 1997.
(16) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 1997.
(17) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on August 4, 1997.
(18) Incorporated by reference to the Company's Registration Statement on Form S-4, filed with the Commission on August 12, 1997.

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

                                                Date:    June 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name and Signature          Title                                       Date
--------------------------  -----------------------------          -------------


/S/ ROBERT A. ZUMMO         Chairman of the Board,                 June 25, 1998
-----------------------     President and Chief Executive
Robert A. Zummo             Officer (Principal Executive Officer)



/S/ JEFFREY J. KAPLAN       Executive Vice President, Chief        June 25, 1998
---------------------       Financial Officer and Director
Jeffrey J. Kaplan           (Principal Financial Officer)



/S/ GEORGE D. PAPADOPOULOS  Corporate Controller and Secretary     June 25, 1998
--------------------------  (Principal Accounting Officer)
George D. Papadopoulos



/S/ JOSEPH J. DIOGUARDI     Director                               June 25, 1998
-----------------------
Joseph J. DioGuardi


/S/ FRANCIS X. SUOZZI       Director                               June 25, 1998
---------------------
Francis X. Suozzi


/S/ ROBERT J. TOROK         Director                               June 25, 1998
-------------------
Robert J. Torok



SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                          Page Number

REPORTS OF INDEPENDENT ACCOUNTANTS                                                   F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of March 28, 1998 and March 31, 1997.                 F-4

Consolidated Statements of Operations for the Years ended March 28,
  1998, March 31, 1997 and 1996.                                                     F-5

Consolidated Statements of Stockholders' Equity for the Years ended
  March 31, 1996 and 1997 and March 28, 1998.                                        F-6

Consolidated Statements of Cash Flows for the Years ended March 28,
   1998, March 31, 1997 and 1996.                                                    F-7

Notes to Consolidated Financial Statements.                                          F-8


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Safety Components International, Inc.:


We have audited the accompanying consolidated balance sheet of Safety Components International, Inc. (a Delaware corporation) and subsidiaries as of March 28, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safety Components International, Inc. and subsidiaries as of March 28, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/S/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP


New York, New York
June 5, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
of Safety Components International, Inc.:

         In our opinion, the consolidated financial statements of Safety Components International, Inc. listed in the accompanying "Index to Financial Statements" on page F-1, present fairly, in all material respects, the financial position of Safety Components International, Inc. and its subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for product launch costs in fiscal year 1997.



/S/  PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP


Costa Mesa, California
May 22, 1997, except for Notes 1 and 6, which are as of  June 30, 1997

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 28, 1998 AND MARCH 31, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            1998        1997
                                                                           -------     -------
ASSETS
Current assets:
  Cash and cash equivalents.............................................. $  6,049     $ 8,320
  Accounts receivable, net (Notes 2 and 4)...............................   39,208      11,751
  Inventories (Notes 2 and 4)............................................   19,935       6,378
  Prepaid and other......................................................    4,196         870
                                                                           -------     -------
          Total current assets...........................................   69,388      27,319
Property, plant and equipment, net (Notes 2 and 4).......................   66,279      28,295
Receivable from affiliate (Note 5).......................................    1,206       4,348
Intangible assets, net (Note 2)..........................................   55,923      10,991
Other assets.............................................................    6,101       2,454
                                                                           -------     -------
          Total assets................................................... $198,897     $73,407
                                                                           =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................... $ 23,009     $ 7,792
  Earnout payable (Note 1)...............................................    1,958       2,211
  Accrued liabilities....................................................   12,558       2,476
  Current portion of long-term obligations (Note 6)......................    2,375       3,085
                                                                           -------     -------
          Total current liabilities......................................   39,900      15,564
Long-term obligations (Note 6)...........................................   24,739      21,296
Senior subordinated debt (Note 6)........................................   90,000          --
Other long-term liabilities..............................................    5,064       1,273
                                                                           -------     -------
          Total liabilities..............................................  159,703      38,133
                                                                           -------     -------
Commitments and contingencies (Note 8)
Stockholders' equity (Notes 3 and 11):
  Preferred stock: $.10 par value per share -- 2,000,000 shares authorized; no shares outstanding at March 28, 1998 and
     March 31, 1997, respectively........................................       --          --
  Common stock: $.01 par value per share -- 10,000,000 shares authorized;
     6,538,075 and 5,138,875 shares issued at March 28, 1998
     and March 31, 1997, respectively....................................       65          51
  Common stock warrants..................................................        1           1
  Additional paid-in-capital.............................................   44,040      30,062
  Treasury stock, 1,492,692 and 113,492 shares, at March 28, 1998 and
  March 31, 1997, respectively, at cost..................................  (15,439)     (1,647)
  Retained earnings......................................................   15,191       9,183
  Cumulative translation adjustment (Note 2).............................   (4,664)     (2,376)
                                                                           -------     -------
          Total stockholders' equity.....................................   39,194      35,274
                                                                           -------     -------
          Total liabilities and stockholders' equity..................... $198,897     $73,407
                                                                           =======     =======

                See notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED MARCH 28, 1998 and March 31, 1997 AND 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            1998           1997           1996
                                                         ----------     ----------     ----------
Net sales (Notes 2 and 5)..............................  $  170,310      $  83,958     $   94,942
Cost of sales, excluding depreciation (Note 2).........     133,572         65,891         80,804
Depreciation...........................................       5,001          2,043          1,104
                                                         ----------     ----------     ----------
          Gross profit.................................      31,737         16,024         13,034
Selling and marketing expenses.........................       1,829          1,375          1,102
General and administrative expenses....................       8,900          5,697          4,328
Amortization of intangible assets (Note 2).............       1,742            348             --
Relocation and reorganization costs (Note 1)...........       1,789             --             --
                                                         ----------     ----------     ----------
          Income from operations.......................      17,477          8,604          7,604
Other expense (income).................................          33            208           (807)
Interest expense.......................................       7,747          1,555            381
                                                         ----------     ----------     ----------
          Income before income taxes...................       9,697          6,841          8,030
Provision for income taxes (Notes 2 and 7).............       3,689          2,995          3,116
                                                         ----------     ----------     ----------
Income before extraordinary item and cumulative effect
  of accounting change.................................       6,008          3,846          4,914
Extraordinary item--deferred financing costs (less tax
 benefit of $255) (Note 2).............................          --           (383)            --
Cumulative effect of change in accounting for product
  launch costs (less tax benefit of $718) (Note 2).....          --         (1,259)            --
                                                         ----------     ----------     ----------
Net income.............................................  $    6,008     $    2,204     $    4,914
                                                         ==========     ==========     ==========
Earnings per common share (Note 2):
  Income before extraordinary item and cumulative
     effect of change in accounting....................  $     1.20     $     0.77     $     0.99
  Extraordinary item...................................          --          (0.08)            --
  Cumulative effect of change in accounting for
     product launch costs..............................          --          (0.25)            --
                                                         ----------     ----------     ----------
  Net income per share.................................  $     1.20     $     0.44     $     0.99
                                                         ==========     ==========     ==========
Weighted average number of shares outstanding, basic...       5,027          5,027          4,981
                                                         ==========     ==========     ==========
Earnings per common share, assuming dilution (Notes 2
  and 12):
  Income before extraordinary item and cumulative
     effect of change in accounting....................  $     1.17     $     0.76     $     0.97
  Extraordinary item...................................          --          (0.08)            --
  Cumulative effect of change in accounting for
     product launch costs..............................          --          (0.25)            --
                                                         ----------     ----------     ----------
  Net income per share, assuming dilution..............  $     1.17     $     0.43     $     0.97
                                                         ==========     ==========     ==========
Weighted average number of shares outstanding, assuming
  dilution.............................................       5,147          5,050          5,083
                                                         ==========     ==========     ==========

Note: Pro forma amounts assuming the new accounting method in 1997 is applied retroactively are reflected in tabular form in Note 2.

                See notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND MARCH 28, 1998
                         (IN THOUSANDS, EXCEPT SHARES)

                                       COMMON     COMMON    COMMON     ADDITIONAL                          CUMULATIVE
                                        STOCK     STOCK      STOCK      PAID-IN     TREASURY   RETAINED    TRANSLATION
                                       SHARES     AMOUNT   WARRANTS     CAPITAL      STOCK     EARNINGS    ADJUSTMENT
                                      ---------   ------   ---------   ----------   --------   ---------   ----------
Balance at March 31,1995............  4,060,000    $  41      $    1     $ 13,595     $   --     $ 2,065       $  269
  Issuance of common stock..........  1,078,500       10          --       16,557         --          --           --
  Purchase of treasury stock........    (90,000)      --          --           --     (1,379)         --           --
  Repurchase of warrants for 23,600
    shares of common stock.........          --       --          --          (94)        --          --           --
  Net income for the year ended
    March 31, 1996..................         --       --          --           --         --       4,914           --
  Foreign currency translation
    adjustment......................         --       --          --           --         --          --         (635)
                                      ---------   ------   ---------     --------   --------   ---------   ----------
Balance at March 31, 1996...........  5,048,500       51           1       30,058     (1,379)      6,979         (366)
  Issuance of common stock..........        375       --          --            4         --          --           --
  Purchase of treasury stock........    (23,492)      --          --           --       (268)         --           --
  Net Income for the year ended
    March 31, 1997..................         --       --          --           --         --       2,204           --
  Foreign currency translation
    adjustment......................         --       --          --           --         --          --       (2,010)
                                      ---------   ------   ---------     --------   --------   ---------   ----------
Balance at March 31, 1997...........  5,025,383       51           1       30,062     (1,647)    $ 9,183     $ (2,376)
  Issuance of common stock..........  1,399,200       14          --       13,978         --          --           --
  Acquisition of treasury stock..... (1,379,200)      --          --           --    (13,792)         --           --
  Net Income for the year ended
    March 28, 1998..................         --       --          --           --         --       6,008           --
  Foreign currency translation
    adjustment......................         --       --          --           --         --          --       (2,288)
                                      ---------   ------   ---------     --------   --------   ---------   ----------
Balance at March 28, 1998...........  5,045,383   $   65   $       1     $ 44,040   $(15,439)  $  15,191   $   (4,664)
                                      =========   ======   =========     ========   ========   =========   ==========


                See notes to consolidated financial statements.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED MARCH 28, 1998 and March 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                 1998        1997        1996
                                                               --------     -------     -------
Cash Flows From Operating Activities:
  Net income.................................................  $  6,008     $ 2,204     $ 4,914
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation............................................     5,001       2,043       1,104
     Amortization............................................     1,742         348          --
     Extraordinary item......................................        --         638          --
     Cumulative effect of change in accounting principle.....        --       1,977          --
     Deferred taxes..........................................     1,024        (280)         --
     Changes in operating assets and liabilities:
       Accounts receivable...................................   (14,873)      5,968      (9,662)
       Inventories...........................................    (3,132)        375         532
       Prepaid and other current assets......................    (1,114)         55        (268)
       Other assets..........................................       (62)     (2,309)       (440)
       Accounts payable......................................     7,917      (1,547)        749
       Accrued liabilities...................................    (1,896)      1,643        (429)
                                                               --------     -------     -------
          Net cash provided by (used in) operating
            activities.......................................       615      11,115      (3,500)
                                                               --------     -------     -------
Cash Flows From Investing Activities:
     Additions to property, plant and equipment..............   (13,765)     (8,613)     (4,588)
     Acquisition costs and advances to Valentec..............    (2,522)         --          --
     Acquisition of Champion.................................    (3,398)         --          --
     Acquisition of SCFTI....................................   (58,768)         --          --
     Acquisition of Phoenix Airbag, net of cash acquired.....    (2,455)    (24,257)         --
                                                               --------     -------     -------
          Net cash (used in) investing activities............   (80,908)    (32,870)     (4,588)
                                                               --------     -------     -------
Cash Flows From Financing Activities:
     Net proceeds from Notes.................................    86,053          --          --
     Net proceeds from sale of common stock..................       230           4      16,568
     Purchase of treasury stock..............................        --        (268)     (1,379)
     Repurchase of common stock warrants.....................        --          --         (94)
     (Repayments)proceeds from term notes....................   (16,812)     20,000          --
     (Repayments) borrowings of debt and long-term
       obligations...........................................   (11,849)     (3,764)      1,460
     Net borrowing on revolving credit facility..............    11,245       2,931          --
     Proceeds from mortgage and financing notes..............     9,500          --          --
                                                               --------     -------     -------
          Net cash provided by financing activities..........    78,367      18,903      16,555
                                                               --------     -------     -------
Effect of exchange rate changes on cash......................      (345)       (861)       (280)
                                                               --------     -------     -------
Change in cash and cash equivalents..........................    (2,271)     (3,713)      8,187
Cash and cash equivalents, beginning of period...............     8,320      12,033       3,846
                                                               --------     -------     -------
Cash and cash equivalents, end of period.....................  $  6,049     $ 8,320     $12,033
                                                               ========     =======     =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest................................................  $  4,790    $  1,555     $   381
     Income taxes............................................     1,665       1,819       2,344
Supplemental disclosure of non-cash transactions:
  Equipment acquired under capital lease obligations.........  $     --    $  1,430     $    --

                See notes to consolidated financial statements.

Note  1  Organization and Business


         Safety Components International, Inc. (the "Company" or "SCI") is a leading, low cost independent supplier of automotive airbag fabric and cushions with operations in North America, Europe and Asia. The Company is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications. In addition, the Company supplies metal airbag components to its airbag customers utilizing its machining and stamping capabilities. In addition, the Company also produces defense related products, primarily projectiles and other metal components for small to medium caliber training and tactical ammunition, and continues as a systems integrator for ordnance programs.

         On May 13, 1994, upon the completion of its initial public offering ("Initial Public Offering"), SCI acquired certain assets and assumed certain liabilities from Valentec International Corporation ("Valentec"), which represented the airbag cushion operation of Valentec at that time. Also, at that time and up to the fiscal year 1998 Valentec Acquisition, defined herein, Robert
A. Zummo, the President, Chief Executive Officer and a director of the Company, was also the President, Chief Executive Officer, a director and majority shareholder (74.2%) of Valentec, Francis X. Suozzi, a consultant to and director of Valentec and a director of the Company, was a minority shareholder (21.2%) of Valentec, and the Valentec International Corporation Employee Stock Ownership Plan (the "ESOP") was a minority shareholder (4.6%) of Valentec.

         On August 6, 1996, Automotive Safety Components International, Inc. ("ASCI"), a wholly-owned subsidiary of the Company, acquired 80% of the outstanding capital stock of Phoenix Airbag GmbH ("Phoenix Airbag"). Phoenix Airbag was a corporation organized under the laws of the Republic of Germany, and at the time of the acquisition, was a wholly-owned subsidiary of Phoenix Aktiengesellschaft ("Phoenix AG") in Hamburg, Germany. The purchase from Phoenix AG was made in accordance with the terms and conditions of the Agreement Concerning the Sale and Transfer of all the Shares in Phoenix Airbag GmbH dated June 6, 1996, as amended (the "Agreement"). In accordance with the terms of the Agreement, additional purchase consideration of up to approximately $7.0 million for the remaining twenty percent interest is contingent on Phoenix Airbag meeting certain performance targets during calendar years 1996 through 1998. If the annual targets are met, payments are to be paid annually commencing April 30, 1997. Phoenix Airbag met its performance target for calendar 1996, and ASCI paid its first contingent purchase price payment of $2.2 million during fiscal year 1998. The annual performance targets for 1997 were met and approximately $2.0 million of additional purchase price is accrued at March 28, 1998. The Company intends to relocate the Phoenix Airbag facility and expects to move certain operations from such facility to its facility in the Czech Republic and its facility in the United Kingdom by early fiscal year 2000. During the 1998 fiscal year, the Company incurred approximately $1.8 million ($1.2 million net of tax benefit of $600,000) of costs associated with the reorganization and relocation of its foreign operations. These costs are investments toward consolidating production within the Company's foreign operations to its low-cost facilities located within the foreign market.

         The acquisition was accounted for as a purchase. Although ASCI will acquire the remaining 20% interest effective December 31, 1998, ASCI has been and continues to be entitled to 100% of the income or losses, risks and rewards of Phoenix Airbag since August 6, 1996. Accordingly, all assets and liabilities were reflected at fair value at the date of acquisition, and no minority interest was recorded in the accompanying consolidated financial statements for Phoenix AG's remaining 20% interest. Through March 28, 1998, the cumulative purchase price amounted to approximately $26.5 million, including $3.4 million of direct acquisition costs. Management of the Company allocated the purchase consideration for Phoenix Airbag assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $14.4 million will be amortized over twenty-five years on a straight line basis.

         Effective as of May 22, 1997, the Company acquired all of the outstanding capital stock of Valentec in a tax free stock-for-stock exchange (the "Valentec Acquisition"). Valentec is a high-volume manufacturer of stamped and precision-machined products for the automotive, commercial and defense industries. Valentec was the Company's largest shareholder immediately prior to the Valentec Acquisition owning approximately 27%, or 1,379,200 shares of the issued and outstanding shares of the Company's common stock to the shareholders of Valentec. The Company issued an aggregate of 1,369,200 newly issued shares of Common Stock to the shareholders of Valentec. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $15.1 million, including estimated direct acquisition costs of approximately $1.3 million. In addition, the Company advanced Valentec approximately $1.3 million for the purpose of funding operations prior to the Valentec Acquisition. The operations of Valentec are included in the accounts of the Company beginning on May 22, 1997. Management of the Company allocated the purchase consideration for Valentec assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $18.7 million will be amortized over twenty-five years on a straight line basis.

                  On July 24, 1997, the Company, through a newly formed wholly-owned subsidiary, Safety Components Fabric Technologies, Inc. ("SCFTI"), aqcuired (the "JPS Acquisition") all of the assets and assumed certain liabilities of the Air Restraint/Technical Fabrics Division of JPS Automotive L.P. (the "Division"). SCFTI is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications. The JPS Acquisition was accounted for as a purchase. The purchase price aggregated approximately $58.8 million, after giving effect to post-closing adjustments. The purchase price also included the repayment of approximately $650,000 of capital lease obligations, direct acquisition costs of approximately $900,000, and approximately $1.2 million for the purchase of a building in conjunction with the JPS Acquisition. The operations of SCFTI are included in the accounts beginning on July 24, 1997. Management of the Company allocated the purchase consideration for SCFTI assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $18.4 million will be amortized over forty years based on a straight line method.

         Additionally, on December 22, 1997, the Company acquired all of the issued and outstanding capital stock of the Champion Sales and Service Company ("Champion") for an aggregate amount of $3.4 million including direct acquisition costs of approximately $125,000 (the "Champion Transaction"). In conjunction with the Champion Transaction, the Company has entered into management services agreements with the former shareholders of Champion. The terms of each such management services agreement prohibits the Champion shareholders from competing with certain businesses of the Company for a period of five years. Each such management services agreement also provides that the Company has the option, at its sole discretion, to extend the non-competition period for three successive five year periods, upon payment of a nominal extension fee. Accordingly, the Company has allocated the purchase consideration to these non-compete agreements.

         The unaudited pro forma revenues, net income and net income per common share, assuming: (i) the Valentec Acquisition; (ii) the JPS Acquisition; (iii) the completion of the debt offering (Note 6) and application of the proceeds therefrom; (iv) the Phoenix Acquisition; and (v) the Champion Transaction was consummated on April 1, 1996 are as follows below (in thousands). The Unaudited Pro Forma Financial Data does not purport to represent what the Company's results of operations actually would have been if those transactions had been consummated on the date or for the periods indicated, or what such results will be for any future date or for any future period.


                                                   Pro Forma Years Ended
                                                 --------------------------
                                                 March 28,         March 31,
                                                   1998              1997
                                                 --------          --------
Revenues                                         $194,635          $173,208
                                                 ========          ========
Net income                                       $  5,420          $  1,040
                                                 ========          ========
Net income per common share, basic               $   1.08          $   0.21
                                                 ========          ========
Net income per common share, assuming dilution   $   1.05          $   0.21
                                                 ========          ========



Note  2  Summary of Significant Accounting Policies

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of the majority-owned subsidiaries of Safety Components International, Inc. All significant intercompany transactions have been eliminated.

Revenue recognition

         Revenues are generally recognized as units are shipped to customers.

         The Company accounts for long-term contracts under the percentage of completion method, whereby progress toward contract completion is measured on a cost incurred basis (including direct labor, materials and allocable indirect manufacturing overhead and general and administrative costs). Losses on long-term contracts are recognized in the period when such losses are identified. On certain contracts with the U.S. Government, contract costs, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Contract revenues have been recorded in amounts which are expected to be realized upon final settlement based on historical results.


Annual revenues from major customers

         The Company had sales to two customers in fiscal year 1998 aggregating approximately 36% and 16% of net revenues, respectively. In fiscal year 1997, the Company had sales to two customers aggregating approximately 47% and 23% of net revenues, respectively. In fiscal year 1996, the Company had sales to two customers aggregating approximately 48% and 39% of net revenues, respectively.

Concentration of credit risk

         The Company is subject to a concentration of credit risk consisting of its trade receivables. At March 28, 1998, two customers accounted for approximately 25% and 7% of its trade receivables, respectively; at March 31, 1997, two customers accounted for 15% and 17% of its trade receivables, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations.

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

Property, plant and equipment

         Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease.Estimated useful lives by class of assets are as follows:

     Machinery and Equipment..................          5  -  10 years
     Furniture and Fixtures...................          3  -   5 years
     Buildings................................         25  -  40 years
     Leasehold improvements...................       Lesser of useful life
                                                         or lease term

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

Intangible assets

         Intangible and other assets primarily consist of goodwill, non-compete agreements and patents associated with the Company's acquisitions, and are stated at cost less accumulated amortization. Intangible assets are amortized over the expected periods to be benefited, which have been determined to have lives between 15 and 40 years. Accumulated amortization at March 28, 1998 and March 31, 1997 was approximately $2.1 million and $348,000, respectively.

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

Product launch costs

         During the 1997 fiscal year, the Company changed its accounting for product launch costs from the deferral method to the expense as incurred method. Management believes expensing such costs is comparable with its industry peer group. Expensing such costs as incurred is considered the preferable method of accounting and, accordingly, management recorded the cumulative effect of this change in accounting principle totaling $2.0 million ($1.3 million after income taxes or $0.25 per share) effective April 1, 1996, in accordance with Accounting Principles Board Opinion No. 20. During the fiscal year ended March 31, 1997, the Company incurred approximately $1.8 million of product launch costs which, under the previously used accounting method, would have been capitalized to deferred product launch costs and is included in cost of sales. Under the new accounting policy, such costs were expensed as incurred. The pro forma amounts shown below have been adjusted for the effect of retroactive application for product launch costs and the related change in provision for income taxes.

         Pro forma amounts assuming the new accounting method is applied retroactively are as follows (in thousands, except per share data):

                                                     March 31,      March 31,
                                                       1997           1996
                                                     --------      --------
Income before extraordinary item                       $3,846        $5,017
                                                       ======        ======
Income before extraordinary item per
  common share,basic                                   $ 0.77        $ 1.01
                                                       ======        ======
Income before extraordinary item per
  common share, assuming dilution                      $ 0.76        $ 0.99
                                                       ======        ======


Net income                                             $3,463        $5,017
                                                       ======        ======
Net income per common share, basic                     $ 0.69        $ 1.01
                                                       ======        ======
Net income per common share, assuming
  dilution                                             $ 0.69        $ 0.99
                                                       ======        ======

Foreign currency translation

         The Company follows the principles of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," ("FAS 52") in accounting for foreign operations. The financial statements of the Company's subsidiaries whose functional currency is the local currency, except the accounts of the Mexican subsidiary, whose functional currency is the U.S. Dollar, have been translated into U.S. dollars. Accordingly, all assets and liabilities outside the United States are translated to U.S. Dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Translation adjustments are recorded as a separate component of stockholders' equity. During the year ended March 28, 1998, translation adjustments, primarily attributable to the Company's German and Czech Republic subsidiaries, accounted for substantially all of the change in cumulative translation adjustment activity as reflected in the accompanying consolidated financial statements.

         The financial statements of the Company's subsidiary in Mexico, whose functional currency is the U.S. Dollar, are remeasured into U.S. Dollars. Accordingly, monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date and non-monetary assets and liabilities at historical rates. Income and expense items are translated at a weighted average exchange rate prevailing during the period, except expenses related to non-monetary assets and liabilities which are translated at historical rates. The effect of foreign currency adjustment for this entity is included in the results of operations. During the reported periods herein, such amounts were not significant.

         Foreign currency transaction gains or losses are reflected in operations. During the years ended March 28, 1998 and March 31, 1997 transaction losses charged to operations amounted to $72,000 and $379,000, respectively. In 1996, such gains and losses were not significant.

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

Fair value of financial instruments

         The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, long-term debt and capital leases. The carrying amount of the Company's long term debt approximates fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values at March 28, 1998 and March 31, 1997 based on the short-term nature of these instruments. Advances to affiliates have no readily ascertainable fair market value, and accordingly, their fair values are not readily determinable.

Deferred financing costs

       Costs incurred in connection with financing activities (Note 6), are capitalized and amortized using the effective interest method, and charged to interest expense in the accompanying consolidated statements of operations.

Total costs deferred and included under other assets in the accompanying consolidated balance sheets at March 28, 1998 and March 31, 1997 were $4.5 million and $405,000, respectively. During fiscal 1997, the Company terminated its line of credit with a bank and costs deferred at March 31, 1996 were charged in the accompanying consolidated statement of operations as an extraordinary item, net of applicable income taxes.


Earnings per share

         Earnings per share amounts have been computed using Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS includes unexercised stock options using the treasury stock method (Note 12).

Use of estimates

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Significant estimates made by management include allowances for doubtful accounts receivable, reserves for inventories, legal actions and environmental issues, and costs to complete on long term contracts. Actual results could differ from those estimates.

Accounting changes

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share," which revises the manner in which earnings per share is calculated. The Company adopted this statement as of March 28, 1998, and all per share amounts included herein have been restated accordingly. The effect of the adoption was not material. Additionally, in 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for the Company in fiscal year 1999, expand and modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

Fiscal year

         Effective in fiscal year 1998, the Company changed its fiscal year to end on the last Saturday of March. The impact on the current year of three fewer days of operations was not material.

Reclassifications

         Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the March 28, 1998 presentation.

Note  3  Public Offerings


Initial Public Offering

         On May 13, 1994, the Company completed its Initial Public Offering by selling 1.6 million shares of previously unissued common stock at $10.00 per share (the "Initial Public Offering Price"). In conjunction with the Initial Public Offering, the underwriter was granted warrants to purchase 128,000 shares of the Company's Common Stock at 130% of the Initial Public Offering Price ($13.00) exercisable over a four-year period commencing one year after the effective date of the registration statement (May 6, 1994). The Company repurchased warrants to purchase 23,600 shares of Common Stock during fiscal year 1996. The remaining warrants at March 28, 1998 are outstanding. The net proceeds to the Company from the Initial Public Offering of approximately $14.6 million (including the proceeds received pursuant to the exercise of the over allotment option described below) were used to retire the Company's portion of Valentec's short and long-term debt, pay off its intercompany debt balances with Valentec (such debt balances were assumed in connection with the transfer of assets described in Note 1) and pay cash consideration to Valentec for the transfer of assets. The remaining proceeds were used to fund the additional growth of the business. In conjunction with the Initial Public Offering, the underwriter was granted a 30 day option to purchase up to an aggregate of 240,000 additional shares (of which 80,000 were to be sold by Valentec) at the Initial Public Offering Price, less underwriting discounts and accountable expenses. The entire option was exercised within the 30 day period.

Additional Offering

         On June 21, 1995, the Company completed an additional offering (the "Additional Offering") of 1.5 million shares of common stock at $17.00 per share (the "Offering Price"), of which the Company sold 1.0 million shares of previously unissued Common Stock and Valentec and other selling shareholders sold 500,000 shares. The net proceeds to the Company from the Offering of approximately $16.6 million (including the proceeds received pursuant to the exercise of the over allotment option described below) has been used to fund the future growth of the business. In conjunction with the Additional Offering, the underwriter was granted a 30 day option to purchase up to an aggregate of 225,000 additional shares (of which 75,000 shares and 150,000 shares were to be sold by the Company and Valentec and other selling shareholders, respectively) at the Additional Offering Price, less underwriting discounts. The entire option was exercised within the 30 day period.

Note 4   Composition Of Certain Consolidated Balance Sheet Components




                                                                                        (in thousands)

                                                                            March 28, 1998         March 31, 1997
                                                                            --------------         --------------
Accounts receivable:
      Billed receivables, net of reserves of $245 at March 28, 1998             $29,034                $ 9,152
      Unbilled receivables (net of unliquidated progress payments of
         $12,795 and $9,846 in 1998 and 1997, respectively)                       8,759                  1,834
      Other                                                                       1,415                    765
                                                                                -------                -------
                                                                                $39,208                $11,751
                                                                                =======                =======

Inventories:
      Raw materials                                                             $ 6,072                $ 3,339
      Work-in-process                                                             6,743                  2,073
      Finished goods                                                              7,120                    966
                                                                                -------                -------
                                                                                $19,935                $ 6,378
                                                                                =======                =======

Property, plant and equipment:
      Land and building                                                         $ 9,134                $ 8,435
      Machinery and equipment                                                    50,571                 18,768
      Furniture and fixtures                                                      2,319                  2,074
      Construction in process                                                    12,956                  2,822
                                                                                -------                -------
                                                                                 74,980                 32,099
      Less -  accumulated depreciation and amortization                          (8,701)                (3,804)
                                                                                -------                -------
                                                                                $66,279                $28,295
                                                                                =======                =======

     Included in unbilled receivables, at March 28, 1998, is $3.9 million of a claim the company filed with the Government for delays incurred related to a systems contract the Company has with the U.S. Army. The Company expects to realize this receivable in fiscal 1999.


Note 5   Related Party Transactions

     During fiscal years 1998, 1997 and 1996, prior to the Valentec Acquisition, the Company allocated certain of its corporate general and administrative expenses to Valentec totaling $47,000, $726,000 and $659,000, respectively, based on a formula of revenue, fixed assets and payroll costs. In the opinion of management, the allocation method used was reasonable.

     The Company purchases from Valentec certain components that are used in its products. Prior to the Valentec Acquisition purchases totaled $405,000, $2.6 million and $774,000 for the years ended March 28, 1998, March 31, 1997 and 1996, respectively.

     The Company sells certain components to and performed certain services for affiliates. Sales to affiliates totaled $566,000, $104,000, and $4.3 million for the years ended March 28, 1998, March 31, 1997 and 1996, respectively. Included in sales that are to affiliates in fiscal year 1998 is $500,000 for services rendered to Valentec International Limited ("VIL"), a U.K. company, majority owned by the President of the Company. The Company served as a sales representative in procuring a defense contract for VIL and arranging its sub-contractors. At March 28, 1998, the Company had receivables from VIL aggregating $1.2 million, which includes approximately $700,000 of costs incurred by the Company on behalf of VIL. The Company's management believes this amount is collectable based on a letter of credit, which VIL has with its customer related to its defense contract.

     In connection with the Valentec Acquisition, the Company assumed a demand note payable to VIL of $800,000 and a five-year term note payable to VIL of $2.0 million. The Company paid all amounts related to these notes during fiscal 1998.

     The Company subleases space from VIL for its European automotive operations. Sublease payments for the years ended March 28, 1998, March 31, 1997 and 1996 were $195,000, $117,000 and $121,000, respectively. In addition, the Company has been allocated its pro-rata portion of certain manufacturing overhead expenses based on square footage, as well as a pro-rata portion of shared general and administrative expenses. Such costs totaled $570,000, $358,000 and $254,000 for the years ended March 28, 1998, March 31, 1997 and 1996, respectively.

Note  6  Long-Term Obligations (in thousands)


                                                                       March 28, 1998           March 31, 1997
                                                                       --------------           --------------
Senior Subordinated Notes due July 15, 2007, bearing
  interest at 10 1/8%                                                      $ 90,000                 $      -

KeyBank revolving credit facility due May 05, 2002, bearing
  interest at 1.0% over LIBOR                                                14,176                        -

Bank of America NT&SA term loan and revolving credit facility, bearing interest at 2.25% and 2.0% over LIBOR
  (6.54% at March 31, 1997), respectively,
  refinanced May 21, 1997                                                         -                   20,192

Bank Austria mortgage note, due March 31, 2007, bearing
  interest at 1.0% over LIBOR                                                 7,125                        -

Note  payable,  principal due in annual  installments of $212 beginning  January 12, 1999 to January 12, 2002, with interest at 7.22% in semiannual installments, secured by assets of
  the Company's United Kingdom subsidiary                                       847                      820

Capital equipment notes payable,  due in monthly  installments with interest at 8.53% to 16.0% maturing at various rates
  through June 2002, secured by machinery and equipment                       4,966                    3,369
                                                                           --------                 --------
                                                                            117,114                   24,381
Less - current portion                                                       (2,375)                  (3,085)
                                                                           --------                 --------
                                                                           $114,739                 $ 21,296
                                                                           ========                 ========

         On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. (collectively, the "Initial Purchasers") in a transaction not registered under the Securities Act of 1933, as amended (the
"Securities Act"), in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrue from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The first semi-annual interest payment was made on January 15, 1998 to the holders for an aggregate of $4.4 million. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture, pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors (Note 14).

         The Company, Phoenix Airbag and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended (the "Credit Agreement"). The Credit Agreement consists of a $27.0 million revolving credit facility for a five year term, bearing interest at LIBOR (5.68750% as of March 28, 1998) plus 1.00% with a commitment fee of 0.25% per annum for any unused portion. The proceeds from KeyBank were used to repay the Bank of America NT&SA term loan and revolving credit. KeyBank was subsequently repaid with the proceeds from the Offering. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and will be charged to operations over the expected term of the Credit Agreement not to exceed 5 years. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures. The Company will use the revolving credit facility to fund working capital. Letters of credit outstanding at March 28, 1998 was $3.4 million.

         On June 4, 1997, the Company secured a $7.5 million mortgage note facility with Bank of Austria. The note is payable in semi-annual installments of $375,000 through March 31, 2007 and bears interest at 1.0% over LIBOR. The note is secured by the assets of the Company's Czech Republic facility. The Company incurred approximately $437,000 of financing fees and related costs. These costs have been deferred and will be charged to operations over the expected term of the note not to exceed 5 years.

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

         Future annual minimum principal payments at March 28, 1998 are as follows (in thousands):

         1999                                    $  2,375
         2000                                       2,540
         2001                                       2,055
         2002                                       1,719
         2003                                      15,050
         Thereafter                                93,375
                                                 --------
                                                 $117,114
                                                 ========


Note  7  Income Taxes

         The income tax provision is comprised of the following (in thousands):

                         March 28, 1998      March 31, 1997      March 31, 1996
                         --------------      --------------      --------------
Current taxes:
     Federal                $ 1,313             $  935              $ 1,934
     State                      204                154                  327
     Foreign                    (48)               916                  124
Deferred taxes:
     Federal                    986               (177)                 311
     State                      130                (49)                  47
     Foreign                  1,104              1,216                  373
                              -----              -----                 ----
                            $ 3,689            $ 2,995              $ 3,116
                            =======            =======              =======

     The income tax provision differs from the amount computed by applying the federal income tax rate to income before income taxes as follows:



                                                            March 28, 1998      March 31, 1997      March 31, 1996
                                                            --------------      --------------      --------------

Expected taxes at federal statutory rate                          34%                 34%                  34%
State income taxes, net of federal benefits                        3                   2                    5
Foreign earnings taxed at different rates                          3                   7                    -
Reversal of  foreign contingency reserve                          (4)                  -                    -
Non-deductible intangibles and other, net                          2                   1                    -
                                                                  --                   -                    -
                                                                  38%                 44%                  39%
                                                                  ==                  ==                   ==

         The primary components of net current deferred tax assets of $1.8 million is included in other current assets at March 28, 1998, and net long-term deferred tax liabilities of $2.3 million and $1.3 million which are included in other long-term liabilities at March 28, 1998 and March 31, 1997, respectively, in the accompanying consolidated balance sheet, are as follows (in thousands):




                                                            March 28, 1998         March 31, 1997
                                                            --------------         --------------
Deferred tax assets (liabilities):
      Accrued liabilities                                      $  714                $   103
      Inventory                                                 1,093                    193
      Property, plant and equipment                            (3,182)                (1,552)
      Intangibles                                              (1,334)                     -
      Net operating loss acquired from Valentec                 1,674                      -
      Foreign net operating loss                                  335                      -
      Other                                                       179                     (7)
                                                               ------                 ------
                                                               $ (521)               $(1,263)
                                                               ======                =======


         In addition, net tax benefits of $784,000 and $859,000 at March 28, 1998 and March 31, 1997, respectively, were recorded directly through equity as part of the cumulative translation adjustment account. These amounts relate to translation losses resulting from inter-company note receivable balances from Phoenix Airbag to one of the Company's domestic subsidiaries.

         No taxes have been provided relating to the possible distribution of approximately $5.7 million of undistributed earnings considered to be permanently reinvested in foreign operations. The amount of such additional taxes that would be payable if such earnings were distributed is estimated to be approximately $1.8 million.


Note 8   Commitments and Contingencies

Operating leases

         The Company has non-cancelable operating leases for equipment and office space that expire at various dates through 2003. Certain of the lease payments are subject to adjustment for inflation. The Company incurred rent expense of $1.6 million, $927,000 and $612,000 for the years ended March 28, 1998, March 31, 1997 and 1996, respectively.

     Future annual minimum lease payments for all non-cancelable operating leases as of March 28, 1998 are as follows (in thousands):

         1999                                       $1,314
         2000                                          974
         2001                                          447
         2002                                          439
         2003                                          474
      Thereafter                                       549
                                                    ------
                                                    $4,197
                                                    ======

Environmental issues

         The Company has identified two areas of underground contamination at the Company's facility in Galion, Ohio. One area involves a localized plating solution spill. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. Such environmental consultants estimate that the Company's voluntary plan of remediation could take three to five years to implement, followed up by annual maintenance. The consultant also estimates that remediation costs will be approximately $250,000, for which the Company had accrued prior to fiscal year 1998 and is included in other long-term liabilities at March 28, 1998. However, depending on the actual extent of impact to the Company or more stringent regulatory criteria, these costs could be higher. Additionally, an underground contamination involving machinery fluids exists at the Valentec facility in Costa Mesa, California and a site remediation plan has been approved by the Regional Water Quality Control Board. Such plan will take approximately five years to implement at an estimated cost of approximately $368,000, for which the Company had accrued as part of accrued liabilities. To date, the Company has spent approximately $244,000 on implementing such plan. The remediation plan currently includes the simultaneous operation of a groundwater and vapor extraction system. In addition, the Division has been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environemental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material. In the opinion of management, no material expenditures will be required for its environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of an independent consultant on environmental matters.

Champion Transaction

       In connection with the Champion Transaction, the Company also entered into a definitive Put Agreement (the "Put Transaction") with an associate of Champion (the "Associate") who had the right to a portion of any of the sales commissions actually received by Champion. Pursuant to the Put Transaction, the Associate has the option to put to the Company, subject to certain conditions, all of the issued and outstanding capital stock of Duchi & Associates, Inc., an affiliated entity, for a put price of $740,000. The Put Transaction will include (as a condition to its exercises), a twenty year management services agreement and non-compete between the Company and the Associate. The Company believes the Put Transaction will be exercised, and accordingly, has recorded $740,000 as an intangible asset and accrued for the Put Transaction at March 28, 1998 as part of accrued liabilities.

Legal proceedings

         Valentec, which was acquired by the Company in May 1997 has been the subject of an investigation by the Department of Justice regarding a bid-rigging and kickbacks scheme alleged to have occurred between 1988 and 1992. The Department of Justice Antitrust Division has contended that former subsidiaries or divisions of the former Valentec participated in such misconduct in part through the actions of a former marketing agent and former employees, in order to obtain certain government contracts. The Government has contended that Valentec is liable for the acts of its predecessors on a theory of successor corporate criminal liability. The Government contends that the alleged kickbacks were made through the former Valentec Kisco and Valentec Galion operations while those operations were owned and operated by the former Valentec from the late 1980's through 1992, prior to Mr. Zummo's 1993 leveraged buy-out of Valentec. No officer or director of the Company or its subsidiaries is alleged to have participated in, or known about, such conduct. The Company has no recourse against the entity which owned Valentec during the operative time period due to contractual restrictions in the purchase agreement between Mr. Zummo and such entity. The Company has determined that it is in its best interest to settle such matter in order to avoid the costs and distractions associated with contesting the Department of Justice's legal theories on successor liability. Therefore, a plea agreement has been negotiated with the Antitrust Division of the Department of Justice (the "Plea Agreement"). Among other things, the terms of the Plea Agreement provides for the entry of a guilty plea by Valentec to a one-count criminal violation of participating in a combination and conspiracy to suppress competition in violation of the Sherman Antitrust Act, 15 U.S.C.ss.1, the payment by Valentec of a $500,000 fine and an agreement by the Government to not further criminally prosecute the Company, its subsidiaries, or any of their respective officers, directors or employees as to the alleged bid-rigging and kickback scheme. The Plea Agreement will remain subject to the approval of the United States District Court for the Western District of Tennessee, Eastern Division (the "Court"). In connection with the Plea Agreement the Company has accrued approximately $500,000 as part of accrued liabilities with a corresponding increase to goodwill. The Plea Agreement, if approved by the Court, would not release Valentec or its affiliates from potential civil claims that might be asserted by the United States Department of Justice Civil Division against Valentec or its affiliates arising out of the Government's investigation of conduct that is alleged to have occurred in the time frame prior to Mr. Zummo's 1993 leveraged buy-out of Valentec. In addition the Company has had preliminary discussions with the Civil Division regarding the resolution of such potential civil claims. The Company has accrued an additional amount equal to that of the Plea Agreement included as part of accrued liabilities with a corresponding increase to goodwill.

         During fiscal year 1998 the Company settled a separate matter relating to Valentec, which arose prior to the Valentec Acquisition, for $600,000. As of March 28, 1998, $300,000 was paid and $300,000 is accrued as part of accrued liabilities with a corresponding increase to goodwill.

Note 9   Business Segment Information

         The Company's operations have been classified into two business segments: (i) Automotive - The Company manufactures airbag fabric and cushions and metal components for several domestic and foreign automobile manufacturers under contracts with major airbag systems integrators. (ii) Defense - The Company acts as a systems integrator for the U.S. Army, coordinating the manufacture and assembly of components supplied by various subcontractors. The Company's Defense Operations also manufactures projectiles and other metal components for small to medium caliber training and tactical ammunition for the U.S. Armed Forces.

     Summarized financial information by business segment is as follows (in thousands):

                                         March 28, 1998         March 31, 1997        March 31, 1996
                                         --------------         --------------        --------------
Net Sales:
    Automotive                              $143,190               $ 68,827               $ 49,091
    Defense                                   27,120                 15,131                 45,851
                                            --------               --------               --------
                                            $170,310               $ 83,958               $ 94,942
                                            ========               ========               ========
Operating income:
    Automotive                              $ 14,788               $  8,549               $  4,324
    Defense                                    6,690                  1,853                  4,604
    Corporate                                 (4,001)                (1,798)                (1,324)
                                            --------               --------               --------
                                            $ 17,477               $  8,604               $  7,604
                                            ========               ========               ========
Total assets at period end:
    Automotive                              $173,622                $60,800               $ 21,518
    Defense                                   16,433                  8,251                 16,924
    Corporate                                  8,842                  4,356                 11,389
                                            --------               --------               --------
                                            $198,897               $ 73,407               $ 49,831
                                            ========               ========               ========
Depreciation and amortization:
    Automotive                              $  6,346               $  2,036               $    796
    Defense                                      397                    355                    308
                                            --------               --------               --------
                                            $  6,743               $  2,391               $  1,104
                                            ========               ========               ========
Capital expenditures:
      Automotive                            $ 13,159               $  8,092               $  3,863
      Defense                                    606                    521                    725
                                            --------               --------               --------
                                            $ 13,765               $  8,613               $  4,588
                                            ========               ========               ========


     Summarized financial information by geographic area is as follows (in thousands):


                                          March 28, 1998         March 31, 1997        March 31, 1996
                                          --------------         --------------        --------------
Net Sales (1):
    North America                            $124,507               $46,371               $77,333
    Europe                                     45,803                37,587                17,609
                                             --------               -------               -------
                                             $170,310               $83,958               $94,942
                                             ========               =======               =======
Operating income:
    North America                            $ 11,833               $ 3,089               $ 6,555
    Europe                                      5,644                 5,515                 1,049
                                             --------               -------               -------
                                             $ 17,477               $ 8,604               $ 7,604
                                             ========               =======               =======

Total assets at period end:
    North America                            $149,140               $24,930               $37,974
    Europe                                     49,757                48,477                11,857
                                             --------               -------               -------
                                             $198,897               $73,407               $49,831
                                             ========               =======               =======

----------------------------------------
     (1) Foreign and domestic sales are representative of amounts reported by geographic region


Note 10  Employee Benefit Plans

         The Company has two defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for eligible employees. Both plans provide for discretionary employer contributions. One plan, referred to as the "SCI Plan", had been Valentec's prior to the Valentec acquisition. The SCI Plan, in fiscal year 1998 provided a company match equal to 25% of the employee's contribution up to 6% of the employee's salary. The second plan, the "Galion Plan", in fiscal year 1998 provided a company match equal to 25% of the employee's contribution up to 8% of the employee's salary. Employer contributions become 100% vested after six years of vested service. The Company contributed an aggregate of approximately $140,000 during fiscal year 1998 to the SCI Plan and Galion Plan. The Company made no contributions during any prior years presented in the consolidated financial statements.


Note 11  Common Stock and Stock Options

Common Stock

         During fiscal year 1998, the Company acquired an aggregate of 1,379,200 shares of Common Stock and issued an aggregate of 1,369,200 shares of Common Stock, each in connection with the Valentec Acquisition (Note 1). The remainder of shares of Common Stock issued during fiscal year 1998 were from stock option agreements exercised. During fiscal year 1997, the Company purchased 23,492 shares of Common Stock. The purchased shares are held in treasury and are accounted for at cost.

Stock Options

         The Company's stock option plan ("Plan"), as amended, provides for the issuance of options to purchase up to an aggregate of 1,050,000 shares of SCI's Common Stock to key officers, employees of SCI or its affiliates, directors and consultants. The options granted vest in three equal installments on the first three anniversary dates of the grant. Each award is determined by the Compensation Committee of the Board of Directors on an individual basis, except for awards to non-officer directors, which are determined pursuant to a formula. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

        Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):




                                                           March 28, 1998         March 31, 1997        March 31, 1996
                                                           --------------         --------------        --------------
Net income:                         As Reported                $6,008                 $2,204                $4,914
                                                               ======                 ======                ======
                                    Pro Forma                  $5,390                 $1,941                $4,756
                                                               ======                 ======                ======


Net income per share, basic:        As Reported                 $1.20                  $0.44                 $0.99
                                                                =====                  =====                 =====
                                    Pro Forma                   $1.07                  $0.39                 $0.95
                                                                =====                  =====                 =====



     A summary of the status of the Company's stock option plan at March 28, 1998, March 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:


                                           March 28, 1998            March 31, 1997             March 31, 1996
                                        ----------------------    ----------------------   --------------------------
                                                     Weighted                  Weighted                    Weighted
                                         Number      Average       Number      Average       Number        Average
                                           of        Exercise        Of        Exercise        of          Exercise
                                         Shares       Price        Shares       Price        Shares         Price
                                        ---------   ----------    ---------   ----------    ---------     ----------
Outstanding at beginning of year          531,999     $12.57        288,625     $13.06        210,500       $10.79
Granted                                   611,500      11.86        244,499      11.97         84,500        18.65
Exercised                                 (23,000)     10.00           (375)     10.00              -            -
Forfeited                                 (40,566)     14.11           (750)     10.00         (6,375)       12.06
                                        ---------                 ---------                 ---------
Outstanding at end of year              1,079,933      12.16        531,999      12.57        288,625        13.06
                                        ---------      =====      ---------      =====      =========        =====
Exercisable at end of year                312,865      12.43        122,250      12.04         50,750        10.57
                                        =========      =====      =========      =====      =========        =====
Weighted average fair value
        of options granted                 $4.61                     $5.48                     $8.85


     Of the 1,079,933 options outstanding at March 28, 1998, 179,500 have an exercise price of $10.00, with a weighted average exercise price of $10.00 and a weighted average remaining contractual life of 5.85 years; 129,500 of these options are exercisable with a weighted average exercise price of $10.00. An additional 476,000 options have exercise prices between $10.25 and $11.50 with a weighted average exercise price of $10.82 and a weighted average remaining contractual life of 8.47 years; 90,831 of these options are exercisable with a weighted average exercise price of $11.19. An additional 344,933 options have exercise prices between $12.13 and $14.88 with a weighted average exercise price of $13.51 and a weighted average remaining contractual life of 8.98 years; 34,700 of these options are exercisable with a weighted average exercise price of $13.23. The remaining 79,500 options have exercise prices between $17.13 and $21.73 with a weighted average exercise price of $19.26 and a weighted average remaining contractual life of 4.81 years; 57,834 of these options are exercisable with a weighted average exercise price of $19.33. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 6.1,
6.7 and 6.5 percent; zero percent dividends for all years; expected lives of 5.0, 6.2 and 6.8 years; and expected volatility of 31.4, 32.4 and 32.4 percent.

        At March 28, 1998 the Company had granted to key employees and non-employee directors certain options to purchase shares of Common Stock ("Certain Options"), subject to approval by the Company's shareholders, to the extent necessary, of an increase in the number of shares authorized to be issued under the Plan. Subsequent to March 28, 1998, options to purchase an aggregate of approximately 140,000 shares of Common Stock were forfeited. Accordingly, the Certain Options granted to key employees are no longer subject to shareholder approval. The portion of the Certain Options granted to non-employee directors remain subject to shareholder approval.


Note 12 - Reconciliation to Diluted Earnings Per Share (in thousands)

         The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                                              Year Ended
                                                       ------------------------------------------------------
                                                           March 28,                  March 31,
                                                                        -------------------------------------
                                                             1998              1997              1996
                                                       ------------------------------------------------------

Net income                                                  $6,008            $2,204            $4,914
                                                            ======            ======            ======
Weighted average number of common shares used
  in basic earnings per share                                5,027             5,027             4,981
Effect of dilutive securities:
  Stock options                                                117                23                77
  Warrants                                                       3                 -                25
                                                             -----             -----             -----
Weighted average number of common shares and
  dilutive potential common stock used in diluted
  earnings per share                                         5,147             5,050             5,083
                                                             =====             =====             =====



         Options on 285,500, 185,499, and 62,500 shares of Common Stock were not included in computing diluted earnings per share as of March 28, 1998, March 31, 1997 and 1996, respectively, because their effects were antidilutive. Warrants to purchase 104,400 shares of Common Stock were not included in computing diluted earnings per share as of March 31, 1997 because their effects were antidilutive.

Note 13 Unaudited Quarterly Results

         Unaudited quarterly financial information for fiscal year 1997 and 1998 is set forth below. The Company recorded the cumulative effect of the change in accounting principle and the extraordinary item during the fourth quarter of fiscal year 1997. The Company did not restate quarters in fiscal 1997, however, an amended quarterly table is included below. All dollar amounts are in thousands except per share data.

                                                                         Quarter Ended
                                                ----------------------------------------------------------------
                                                                            Company
                                                ----------------------------------------------------------------
                                                    June 30,    September 30,     December 31,        March 31,
                                                     1996           1996              1996              1997
                                                     ----           ----              ----              ----
Fiscal 1997
 Revenues                                          $16,172         $18,877           $24,662           $24,247
 Income from operations                            $ 1,446         $ 2,248           $ 3,150           $ 1,760
 Income before extraordinary item and
   cumulative effect of accounting change          $   853         $ 1,148           $ 1,420           $   425
 Net income                                        $   853         $ 1,148           $ 1,420           $(1,217)
 Income before extraordinary item and
   cumulative effect of accounting
   change per share, basic                         $  0.17         $  0.23           $  0.28           $  0.09
 Net income per share, basic                       $  0.17         $  0.23           $  0.28           $ (0.24)
 Income before extraordinary item and
   cumulative effect of accounting
   change per share, assuming dilution             $  0.17         $  0.23           $  0.28           $  0.08
 Net income per share, assuming dilution           $  0.17         $  0.23           $  0.28           $ (0.24)

                                                                     Amended Quarter Ended
                                                ----------------------------------------------------------------
                                                                            Company
                                                ----------------------------------------------------------------
                                                    June 30,    September 30,     December 31,        March 31,
                                                     1996           1996              1996              1997
                                                     ----           ----              ----              ----
AMENDED Fiscal 1997
 Revenues                                           $16,172       $18,877           $24,662           $24,247
Income from operations                              $ 1,416       $ 1,971           $ 2,627           $ 2,590
 Income before extraordinary item and
   cumulative effect of accounting change           $   835       $   982           $     -           $     -
 Net (loss) income                                  $  (424)      $   599           $ 1,106           $   923
 Income before extraordinary item and
   cumulative effect of accounting
   change per share, basic                          $  0.17       $  0.20           $     -           $     -
 Net (loss) income per share, basic                 $ (0.08)      $  0.12           $  0.22           $  0.20
 Income before extraordinary item and
   cumulative effect of accounting
   change per share, assuming dilution              $  0.17       $  0.20           $     -           $     -
 Net (loss) income per share, assuming
   dilution                                         $ (0.08)      $  0.12           $  0.22           $  0.18



                                                                         Quarter Ended
                                                ----------------------------------------------------------------
                                                                            Company
                                                ----------------------------------------------------------------
                                                  June 30,      September 30,     December 31,      March 28,
                                                    1997            1997              1997            1998
                                                    ----            ----              ----            ----
Fiscal 1998
 Revenues                                        $ 27,629         $ 42,728          $ 47,370        $ 52,583
 Income from operations                          $  3,032         $  4,129          $  4,725        $  5,591
 Net income                                      $  1,435         $  1,282          $  1,386        $  1,905
 Net income per share, basic                     $   0.29         $   0.26          $   0.28        $   0.38
 Net income per share, assuming dilution         $   0.29         $   0.25          $   0.27        $   0.38


Note 14 - Supplemental Guarantor Condensed Consolidating Financial Statements

     In connection with the Offering (see Note 3), the Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect wholly-owned subsidiaries (the "Guarantors"). The condensed consolidating financial statements of the Guarantors are presented below. Management believes the condensed consolidating financial statements presented are meaningful in understanding the financial position, results of operations and cash flows of the Guarantor subsidiaries.

                                                                     MARCH 28, 1998
                                         ----------------------------------------------------------------------
                                          GUARANTOR     NON-GUARANTOR    PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents............    $    794       $  5,172       $     83      $    --       $  6,049
  Accounts receivable, net.............      31,918          7,188            102           --         39,208
  Inventories..........................      17,068          2,867             --           --         19,935
  Prepaid and other....................       1,309            343          2,544           --          4,196
                                            -------        -------        -------      -------        -------
          Total current assets.........      51,089         15,570          2,729           --         69,388
                                            -------        -------        -------      -------        -------
Property, plant and equipment, net.....      42,677         22,585          1,017           --         66,279
Receivable from affiliates.............         500            252            454           --          1,206
Intangible assets, net.................      40,136         15,787             --           --         55,923
Other assets...........................       7,432            386          7,453       (9,170)         6,101
                                            -------        -------        -------      -------        -------
          Total assets.................    $141,834       $ 54,580       $ 11,653      $(9,170)      $198,897
                                            =======        =======        =======      =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................    $ 17,200       $  5,351       $    458      $    --       $ 23,009
  Earnout payable......................          --          1,958             --           --          1,958
  Accrued liabilities..................       4,575          4,357          3,626           --         12,558
  Intercompany accounts short-term.....       4,788          2,262         (7,050)          --             --
  Current portion of long-term
     obligations.......................       1,333            289            753           --          2,375
                                            -------        -------        -------      -------        -------
          Total current liabilities....      27,896         14,217         (2,213)          --         39,900
                                            -------        -------        -------      -------        -------
Long-term obligations..................       2,517          1,661         20,561           --         24,739
Senior subordinated debt...............          --             --         90,000           --         90,000
Intercompany accounts long term........      99,278         26,830       (126,108)          --             --
Other long-term liabilities............         553          1,668          2,843           --          5,064
                                            -------        -------        -------      -------        -------
          Total liabilities............    $130,244       $ 44,376       $(14,917)    $     --       $159,703
                                            -------        -------        -------      -------        -------
Commitments and contingencies
Stockholders' equity
  Preferred stock: $.10 par value per
   share -- 2,000,000 shares authorized;
   no shares outstanding at March 28,1998        --            --              --           --              --
  Common stock: $.01 par value per
   share -- 10,000,000 shares authorized;
   6,538,075 shares issued at
   March 28, 1998......................          --         5,578              65        (5,578)            65
  Common stock warrants................          --            --               1            --              1
  Additional paid-in-capital...........          --         2,807          44,040        (2,807)        44,040
  Treasury stock, 1,492,692 at March 28,
   1998 at cost........................          --            --         (15,439)           --        (15,439)
  Retained earnings, (accumulated
   deficit)............................      11,590         6,483          (2,097)         (785)        15,191
  Cumulative translation adjustment....          --        (4,664)             --            --         (4,664)
                                            -------       -------         -------       -------        -------
          Total stockholders' equity...      11,590        10,204        $ 26,570      $ (9,170)      $ 39,194
                                            -------       -------         -------       -------        -------
          Total liabilities and
            stockholders' equity.......    $141,834       $54,580        $ 11,653      $ (9,170)      $198,897
                                            =======       =======         =======       =======        =======

                See notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.


                                                                     MARCH 31, 1997
                                         ----------------------------------------------------------------------
                                          GUARANTOR     NON-GUARANTOR    PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents............    $     13       $  8,250      $      57      $    --       $  8,320
  Accounts receivable, net.............       5,641          6,081             29           --         11,751
  Inventories..........................       3,682          2,696             --           --          6,378
  Prepaid and other....................         123            402            345           --            870
                                            -------        -------       --------      -------        -------
          Total current assets.........       9,459         17,429            431           --         27,319
                                            -------        -------       --------      -------
Property, plant and equipment, net.....       8,075         19,072          1,457         (309)        28,295
Receivable from affiliates.............       1,488          1,179          1,681                       4,348
Goodwill...............................          --         10,991             --           --         10,991
Other assets...........................       6,559            938          3,906       (8,949)         2,454
                                            -------        -------       --------      -------        -------
          Total assets.................    $ 25,581       $ 49,609      $   7,475      $(9,258)      $ 73,407
                                            =======        =======       ========      =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................    $  3,268       $  3,979      $     545      $    --       $  7,792
  Earnout payable......................       2,211             --             --           --          2,211
  Accrued liabilities..................       2,037          2,546         (1,983)        (124)         2,476
  Intercompany accounts short term.....      (3,023)         2,280            743           --             --
  Current portion of long-term
     obligations.......................       2,832            250              3           --          3,085
                                            -------        -------       --------      -------        -------
          Total current liabilities....       7,325          9,055           (692)        (124)        15,564
                                            -------        -------       --------      -------
Long-term obligations..................      15,920          3,662          1,714           --         21,296
Other long-term liabilities............          --            727            546           --          1,273
Intercompany accounts long term........      (5,871)        26,013        (20,142)          --             --
                                            -------        -------       --------      -------        -------
          Total liabilities............      17,374         39,457        (18,574)        (124)        38,133
                                            -------        -------       --------      -------        -------
Commitments and contingencies
Stockholders' equity
  Preferred stock: $.10 par value per
  share -- 2,000,000 shares authorized;
  no shares outstanding at March 31,
  1997.................................          --             --             --           --             --
  Common stock: $.01 par value per share
  10,000,000 shares authorized;
  5,138,875 issued at March 31,
  1997.................................          --          5,578             51       (5,578)            51
  Common stock warrants................          --             --              1           --              1
  Additional paid-in-capital...........          --          2,807         30,062       (2,807)        30,062
  Treasury stock, 113,492 shares at
  March 31, 1997.......................          --             --         (1,647)          --         (1,647)
  Retained earnings (accumulated
  deficit).............................       8,207          4,143         (2,418)        (749)         9,183
  Cumulative translation adjustment....          --         (2,376)            --           --         (2,376)
                                            -------        -------       --------      -------        -------
          Total stockholders' equity...       8,207         10,152         26,049       (9,134)        35,274
                                            -------        -------       --------      -------        -------
          Total liabilities and
            stockholders' equity.......    $ 25,581       $ 49,609      $   7,475      $(9,258)      $ 73,407
                                            =======        =======       ========      =======        =======

                                                           FOR THE YEAR ENDED MARCH 28, 1998
                                         ----------------------------------------------------------------------
                                          GUARANTOR     NON-GUARANTOR    PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------
Net sales..............................    $124,507      $  52,895       $    --      $ (7,092)      $170,310
Cost of sales..........................      98,650         40,922            --        (6,000)       133,572
Depreciation...........................       3,440          1,601            86          (126)         5,001
                                            -------        -------       -------       -------        -------
          Gross profit.................      22,417         10,372           (86)         (966)        31,737
                                            -------        -------       -------       -------        -------
Selling and marketing expenses.........       1,478            126            --           225          1,829
General and administrative.............       3,524          2,555         3,641          (820)         8,900
Amortization of goodwill...............         926            542           274            --          1,742
Relocation and reorganization costs....         655          1,134            --            --          1,789
                                            -------        -------       -------       -------        -------
          Income from operations.......      15,834          6,015        (4,001)         (371)        17,477
                                            -------        -------       -------       -------        -------
Other expense .........................       9,004            533        (9,463)          (41)            33
Interest expense ......................        (680)         2,099         6,328            --          7,747
                                            -------        -------       -------       -------        -------
          Income before income taxes...       7,510          3,383          (866)         (330)         9,697
Provision for income taxes.............       3,142          1,056          (399)         (110)         3,689
                                            -------        -------       -------       -------        -------
Net income (loss)......................    $  4,368       $  2,327       $  (467)      $  (220)      $  6,008
                                            =======        =======       =======       =======        =======


                                                           FOR THE YEAR ENDED MARCH 31, 1997
                                         ----------------------------------------------------------------------
                                          GUARANTOR     NONGUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------
Net sales..............................    $ 46,371       $ 43,645       $    --       $(6,058)      $ 83,958
Cost of sales..........................      38,383         32,846            --        (5,338)        65,891
Depreciation...........................       1,013          1,030            --            --          2,043
                                            -------        -------       -------       -------        -------
          Gross profit.................       6,975          9,769            --          (720)        16,024
                                            -------        -------       -------       -------        -------
Selling and marketing expenses.........         730            366           279            --          1,375
General and administrative.............       2,390          2,462         1,382          (537)         5,697
Amortization of goodwill...............          --            348            --            --            348
                                            -------        -------       -------       -------        -------
          Income from operations.......       3,855          6,593        (1,661)         (183)         8,604
                                            -------        -------       -------       -------        -------
Other expense .........................        (274)           451            (6)           37            208
Interest expense ......................         851          1,064          (669)          309          1,555
                                            -------        -------       -------       -------        -------
          Income before income taxes...       3,278          5,078          (986)         (529)         6,841
                                            -------        -------       -------       -------        -------
Provision for income taxes.............       1,244          2,250          (375)         (124)         2,995
Income before extraordinary item and
  cumulative effect of accounting
  change...............................       2,034          2,828          (611)         (405)         3,846
Extraordinary item.....................          --             --          (383)           --           (383)
Cumulative effect of change in
  accounting for deferred product
  launch costs.........................        (564)          (695)           --            --         (1,259)
                                            -------        -------       -------       -------        -------
Net income (loss)......................    $  1,470       $  2,133       $  (994)      $  (405)      $  2,204
                                            =======        =======       =======       =======        =======

                                                           FOR THE YEAR ENDED MARCH 31, 1996
                                         ----------------------------------------------------------------------
                                          GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------
Net sales..............................    $ 77,333       $ 22,748       $    --       $(5,139)      $ 94,942
Cost of sales..........................      65,782         19,634            --        (4,612)        80,804
Depreciation...........................         797            307            --            --          1,104
                                            -------        -------       -------       -------        -------
          Gross profit.................      10,754          2,807            --          (527)        13,034
                                            -------        -------       -------       -------        -------
Selling and marketing expenses.........       1,088             14            --            --          1,102
General and administrative.............       2,268          1,263         1,324          (527)         4,328
                                            -------        -------       -------       -------        -------
          Income from operations.......       7,398          1,530        (1,324)           --          7,604
                                            -------        -------       -------       -------
Other expense .........................        (298)          (254)         (561)          306           (807)
Interest expense ......................         158             49           174            --            381
                                            -------        -------       -------       -------        -------
          Income before income taxes...       7,538          1,735          (937)         (306)         8,030
Provision for income taxes.............       3,075            442          (401)           --          3,116
                                            -------        -------       -------       -------        -------
Net income (loss)......................    $  4,463       $  1,293       $  (536)      $  (306)      $  4,914
                                            =======        =======       =======       =======        =======

                                                           FOR THE YEAR ENDED MARCH 28, 1998
                                         ----------------------------------------------------------------------
                                          GUARANTOR     NON-GUARANTOR    PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------
Net cash provided by (used in)
  operating activities.................   $  (5,509)       $ 4,312     $   1,812      $     --      $     615

Cash Flows From Investing Activities:
  Additions to property, plant and
     equipment.........................      (6,294)        (6,796)         (675)           --        (13,765)
  Acquisition costs, net of cash
     acquired..........................     (64,688)        (2,455)           --            --        (67,143)
                                           --------        -------       -------       -------       --------
Net cash used in investing
  activities...........................     (70,982)        (9,251)         (675)           --        (80,908)
                                           --------        -------       -------       -------       --------
Cash Flows From Financing Activities:
  Proceeds from notes..................          --             --        86,053            --         86,053
  Net proceeds from issuance of stock..          --             --           230            --            230
 (Repayments) proceeds from term notes.     (16,812)            --           --             --        (16,812)
 (Repayments) borrowing of debt and
     long-term obligations.............      (1,117)          (732)      (10,000)           --        (11,849)
  Net borrowing on revolving credit
     facility..........................          --         (1,230)       12,475            --         11,245
  Proceeds from mortgage and financing
     notes.............................       2,000             --         7,500            --          9,500
  Change in investment in subsidiary...          (1)            --             1            --             --
  Changes in intercompany accounts.....      93,151          4,170       (97,321)           --             --
                                           --------        -------       -------       -------       --------
Net cash provided by
  financing activities.................      77,221          2,208        (1,062)           --         78,367
                                           --------        -------       -------       -------       --------
Effect of exchange rate changes on
  cash.................................          --           (345)           --            --           (345)
                                           --------        -------       -------       -------       --------
Change in cash and cash equivalents....         730         (3,076)           75            --         (2,271)
Cash and cash equivalents, beginning of
  period...............................          13          8,250            57            --          8,320
                                           --------        -------       -------       -------       --------
Cash and cash equivalents, end of
  period...............................    $    743        $ 5,174       $   132       $    --       $  6,049
                                           ========        =======       =======       =======       ========

                                                           FOR THE YEAR ENDED MARCH 31, 1997
                                         ----------------------------------------------------------------------
                                          GUARANTOR     NONGUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------
Net cash provided by (used in)
  operating activities.................    $ 13,740       $  5,430       $(1,968)      $(6,087)      $ 11,115

Cash Flows From Investing Activities:
  Additions to property, plant and
     equipment.........................      (1,468)        (6,097)       (1,357)          309         (8,613)
  Purchase of Phoenix Airbag, net of
     cash acquired.....................     (24,257)            --            --            --        (24,257)
                                           --------        -------       -------       -------       --------
Net cash used in investing
  activities...........................     (25,725)        (6,097)       (1,357)          309        (32,870)
                                           --------        -------       -------       -------       --------
Cash Flows From Financing Activities:
  Net proceeds from sale of stock......          --             --             4            --              4
  Purchase of treasury stock...........          --             --          (268)           --           (268)
  Proceeds from term note..............      20,000             --            --            --         20,000
  (Repayments) borrowing of debt and
     long-term obligations.............      (3,764)            --            --            --         (3,764)
  Net borrowing on revolving credit
     facility..........................          --          1,230         1,701            --          2,931
  Change in investment in subsidiary...      (5,778)            --            --         5,778             --
  Changes in intercompany accounts.....       1,535          6,530        (8,065)           --             --
                                           --------        -------       -------       -------       --------
Net cash provided by
  financing activities.................      11,993          7,760        (6,628)        5,778         18,903
                                           --------        -------       -------       -------       --------
Effect of exchange rate changes on
  cash.................................          --           (861)           --            --           (861)
                                           --------        -------       -------       -------       --------
Change in cash and cash equivalents....           8          6,232        (9,953)           --         (3,713)
Cash and cash equivalents, beginning of
  period...............................           5          2,018        10,010            --         12,033
                                           --------        -------       -------       -------       --------
Cash and cash equivalents, end of
  period...............................    $     13       $  8,250       $    57       $    --       $  8,320
                                           ========        =======       =======       =======       ========


                                                           FOR THE YEAR ENDED MARCH 31, 1996
                                         ----------------------------------------------------------------------
                                          GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------
Net cash provided by (used in)
  operating activities.................    $ (2,544)      $    756       $(2,485)      $   773       $ (3,500)

Cash Flows From Investing Activities:
  Additions to property, plant and
     equipment.........................      (2,407)        (1,279)         (133)         (769)        (4,588)
                                            -------        -------       -------       -------        -------
Net cash used in investing
  activities...........................      (2,407)        (1,279)         (133)         (769)        (4,588)
                                            -------        -------       -------       -------        -------
Cash Flows From Financing Activities:
  Net proceeds from sale of stock......          --          1,861        16,568        (1,861)        16,568
  Purchase of treasury stock...........          --             --        (1,379)           --         (1,379)
  Repurchase of common stock
     warrants..........................          --             --           (94)           --            (94)
  (Repayments) borrowings of debt and
     long-term obligations.............       1,633           (173)           --            --          1,460
  Change in investment in subsidiary...        (306)            --        (1,865)        2,171             --
  Changes in intercompany accounts.....       3,620         (1,838)       (1,501)         (281)            --
                                            -------        -------       -------       -------        -------
Net cash provided by
  financing activities.................       4,947           (150)       11,729            29         16,555
                                            -------        -------       -------       -------        -------
Effect of exchange rate changes on
  cash.................................          --           (280)           --            --           (280)
                                            -------        -------       -------       -------        -------
Change in cash and cash equivalents....          (4)          (953)        9,111            33          8,187
Cash and cash equivalents, beginning of
  period...............................           9          2,938           899            --          3,846
                                            -------        -------       -------       -------        -------
Cash and cash equivalents, end of
  period...............................    $      5       $  1,985       $10,010       $    33       $ 12,033
                                            =======        =======       =======       =======        =======