Form 10-Q
period 1998-06-27
SAFETY COMPONENTS INTERNATIONAL INC
filed 1998-08-11
CIK 918964

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 27, 1998

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


                     Yes  [X]          No  [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of August 10, 1998, was 5,109,216.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                                     PART I

                              FINANCIAL INFORMATION

     The unaudited consolidated financial information at June 27, 1998 and for the thirteen week period ended June 27, 1998 and the audited consolidated financial information at March 28, 1998 relate to Safety Components International, Inc. and its subsidiaries.


ITEM 1.    FINANCIAL STATEMENTS                                            PAGE

           Consolidated Balance Sheets as of June 27, 1998 and
           March 28, 1998                                                   3

           Consolidated Statements of Operations for the
           thirteen weeks ended June 27, 1998 and the
           three months ended June 30, 1997                                 4

           Consolidated Statements of Cash Flows for the
           thirteen weeks ended June 27, 1998 and the
           three months ended June 30, 1997                                 5


           Notes to Consolidated Financial Statements                       6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12


ITEM 2.    QUANTATIVE AND QUALATATIVE DISCLUSURES
           ABOUT MARKET RISK                                               14

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                        15

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                15

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                          15

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                         15

ITEM 5.           OTHER INFORMATION                                        15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                         15

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except per share and per share data)

                                                                              June 27,       March 28,
                                                                                1997           1998
                                                                            ------------     --------
ASSETS
Current assets:
             Cash and cash equivalents ..................................    $  4,384        $ 6,049
             Accounts receivable, net ...................................      40,312         39,208
             Inventories ................................................      24,700         19,935
             Prepaid and other ..........................................       4,367          4,196
                                                                             --------       --------
                          Total current assets ..........................      73,763         69,388

Property, plant and equipment, net ......................................      69,486         66,279
Receivable from affiliate ...............................................       2,771          1,206
Intangible assets, net ..................................................      58,370         55,923
Other assets ............................................................       5,708          6,101
                                                                             --------       --------
                          Total assets ..................................    $210,098       $198,897
                                                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable ...........................................     $24,866        $23,009
             Earnout payable ............................................           -          1,958
             Accrued liabilities ........................................      15,130         12,558
             Current portion of long-term obligations ...................       2,336          2,375
                                                                             --------       --------
                          Total current liabilities .....................      42,332         39,900


Long-term obligations ...................................................      31,126         24,739
Senior subordinated debt ................................................      90,000         90,000
Other long-term liabilities .............................................       5,188          5,064
                                                                             --------       --------
                          Total liabilities .............................     168,646        159,703
                                                                             --------       --------

Commitments and contingencies

Stockholders' equity:
             Preferred stock: $.10 par value per share - 2,000,000 shares authorized;  no shares outstanding at
                    June 27, 1998 and March 28, 1998 ....................           -              -

             Common stock:  $.01 par value per share - 10,000,000 shares authorized; 6,586,908 and 6,538,075 shares issued and
                    5,094,216 and 5,045,383 shares outstanding at
                    June 27, 1998 and March 28, 1998, respectively.......          66             65

             Common stock warrants ......................................           1              1
             Additional paid-in-capital .................................      44,686         44,040
             Treasury stock, 1,492,692 shares at June 27, 1998
                    and March 28, 1998 respectively, at cost ............     (15,439)       (15,439)
             Retained earnings ..........................................      16,734         15,191
             Cumulative translation adjustment ..........................      (4,596)        (4,664)
                                                                             --------       --------
                          Total stockholders' equity ....................      41,452         39,194
                                                                             --------       --------
                          Total liabilities and stockholders' equity ....    $210,098       $198,897
                                                                             ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and per share data)

                                                                      Thirteen           Three
                                                                     Weeks Ended      Months Ended
                                                                    June 27, 1998     June 30, 1997
                                                                    -------------     -------------

Net Sales ......................................................      $51,449           $27,629

Cost of sales, excluding depreciation ..........................       40,318            21,156

Depreciation ...................................................        1,866               805
                                                                      -------           -------
             Gross profit ......................................        9,265             5,668


Selling and marketing expenses .................................          647               288

General and administrative expenses ............................        2,571             2,163

Amortization of goodwill .......................................          560               185
                                                                      -------           -------
             Income from operations ............................        5,487             3,032

Other expense ..................................................           44               118

Interest expense ...............................................        2,803               523
                                                                      -------           -------
             Income before income taxes ........................        2,640             2,391

Provision for income taxes .....................................        1,093               956
                                                                      -------           -------
Net income .....................................................      $ 1,547           $ 1,435
                                                                      =======           =======

Net income per share, basic ....................................      $  0.31           $  0.29
                                                                      =======           =======
Net income per share, assuming dilution ........................      $  0.30           $  0.29
                                                                      =======           =======
Weighted average number of shares outstanding, basic ...........        5,068             5,021
                                                                      =======           =======
Weighted average number of shares outstanding, assuming dilution        5,224             5,021
                                                                      =======           =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                        Thirteen           Three
                                                                       Weeks Ended      Months Ended
                                                                      June 27, 1998     June 30, 1997
                                                                      -------------     -------------

Net cash (used in) provided by operating activities .............       $   (623)        $  2,088
                                                                        --------         --------
Cash Flows From Investing Activities:
         Additions to property, plant and equipment .............         (5,595)          (1,828)
         Additional consideration and costs for Phoenix Airbag ..         (1,958)          (2,386)
         Acquisition costs and andvances for Valentec ...........           (135)          (1,557)
         Acquisition costs for JPS ..............................           (133)            (163)
                                                                        --------          -------
              Net cash used in investing activities .............         (7,821)          (5,934)
                                                                        --------          -------
Cash Flows From Financing Activities:
         Proceeds from KeyBank term note ........................              -           15,000
         Proceeds from Bank Austria mortgage ....................              -            7,500
         Proceeds from Transamerica financing ...................              -            2,000
         Repayment of Bank of America NT&SA term note ...........              -          (16,812)
         Net proceeds from sale of common stock .................            520                -
         (Repayments) borrowing of debt and long-term obligations           (776)          (8,483)
         Net borrowing on revolving credit facility .............          7,124               (3)
                                                                        --------          -------
              Net cash provided in financing activities .........          6,868             (798)
                                                                        --------          -------
Effect of exchange rate changes on cash .........................            (89)            (904)
                                                                        --------          -------
Change in cash and cash equivalents .............................         (1,665)          (5,548)
Cash and cash equivalents, beginning of period ..................          6,049            8,320
                                                                        --------          -------
Cash and cash equivalents, end of period ........................       $  4,384          $ 2,772
                                                                        ========          =======

Supplemental disclosure of cash flow information:
     Cash paid during period for:
          Interest ..............................................       $    474          $   523
          Income taxes ..........................................            341          $     -


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Safety Components International, Inc. ("SCI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, SCI believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 28, 1998. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods.

Effective as of May 22, 1997, the Company acquired all of the outstanding capital stock of Valentec International Corporation ("Valentec") in a tax free stock-for-stock exchange (the "Valentec Acquisition"). Valentec is a high-volume manufacturer of stamped and precision-machined products for the automotive, commercial and defense industries. Valentec was the Company's largest shareholder immediately prior to the Valentec Acquisition owning approximately 27%, or 1,379,200 shares of the issued and outstanding shares of common stock, $.01 par value per share, of the Company (the "Common Stock"). The Company issued an aggregate of 1,369,200 newly issued shares of Common Stock to the shareholders of Valentec. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $15.2 million, including estimated direct acquisition costs of approximately $1.4 million. In addition, the Company advanced Valentec approximately $1.3 million for the purpose of funding operations prior to the Valentec Acquisition. The operations of Valentec are included in the accounts of the Company for the entire thirteen week period ended June 27, 1998 and beginning on May 22, 1997 for the three-month period ended June 30, 1997. Management of the Company allocated the purchase consideration for Valentec assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $19.9 million will be amortized over twenty-five years on a straight-line basis.

On July 24, 1997, the Company, through a newly formed wholly-owned subsidiary, Safety Components Fabric Technologies, Inc. ("SCFTI"), acquired ("the JPS Acquisition") all of the assets and assumed certain liabilities of the Air Restraint/Technical Fabrics Division of JPS Automotive L.P. SCFTI is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications. The JPS Acquisition was accounted for as a purchase. The purchase price aggregated approximately $58.9 million, after giving effect to post-closing adjustments. The purchase price also included the repayment of approximately $650,000 of capital lease obligations, direct acquisition costs of approximately $1.0 million, and approximately $1.2 million for the purchase of a building in conjunction with the JPS Acquisition. The operations of SCFTI are included in the accounts of the Company for the entire thirteen-week period ended June 27, 1998. Management of the Company allocated the purchase consideration for SCFTI assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $18.5 million will be amortized over forty years based on a straight line method.

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Additionally, on December 22, 1997, the Company acquired all of the issued and outstanding capital stock of CSSC, Inc. (formerly known as Champion Sales and Service Company) ("Champion") for an aggregate amount of $3.4 million including direct acquisition costs of approximately $125,000 (the "Champion Transaction"). In conjunction with the Champion Transaction, the Company has entered into a management services agreement with the former shareholders of Champion. The terms of such management services agreement prohibits the Champion shareholders from competing with certain businesses of the Company for a period of five years. Each such management services agreement also provides that the Company has the option, at its sole discretion, to extend the non-competition period for three successive five-year periods, upon payment of a nominal extension fee. Accordingly, the Company has allocated the purchase consideration to these non-compete agreements. In connection with the Champion Transaction, the Company also entered into a definitive Put Agreement (the "Put Transaction") with an associate of Champion (the "Associate") who had the right to a portion of any of the sales commissions actually received by Champion. Pursuant to the Put
Transaction, the Associate has the option to put to the Company, subject to certain conditions, all of the issued and outstanding capital stock of Duchi & Associates, Inc., an affiliated entity, for a put price of $740,000. The Put Transaction will include (as a condition to its exercise), a twenty year management services agreement and non-compete agreement between the Company and the Associate. The Company believes the Put Transaction will be exercised, and accordingly, has recorded $740,000 as an intangible asset and accrued for the Put Transaction as part of accrued liabilities, during fiscal year 1998. The Associate has not exercised his put option as of June 27, 1998.



NOTE  2  COMPOSITION OF CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS
         (in thousands)



                                                                       June 27, 1998         March 28, 1998
                                                                     -----------------       --------------
Accounts receivable:
      Billed receivables                                                 $ 29,921                $29,034
      Unbilled receivables (net of unliquidated progress
      payments of $7,240 and $9,846 at June 27, 1998 and
      March 28, 1998, respectively)                                         8,240                  8,759
      Other                                                                 2,151                  1,415
                                                                          -------                -------
                                                                          $40,312                $39,208
                                                                          =======                =======

Inventories:
      Raw materials                                                       $ 6,826                $ 6,072
      Work-in-process                                                      10,584                  6,743
      Finished goods                                                        7,290                  7,120
                                                                          -------                -------
                                                                          $24,700                $19,935
                                                                          =======                =======

Property, plant and equipment:
      Land and building                                                   $ 9,317                $ 9,134
      Machinery and equipment                                              70,724                 65,846
                                                                          -------                -------
                                                                           80,041                 74,980
      Less -  accumulated depreciation and amortization                   (10,555)                (8,701)
                                                                          -------                -------
                                                                          $69,486                $66,279
                                                                          =======                =======

NOTE  3  LONG-TERM OBLIGATIONS (in thousands)



                                                                       June 27, 1998            March 28, 1997
                                                                    ------------------          --------------

Senior Subordinated Notes due July 15, 2007, bearing
interest at 10 1/8%                                                       $90,000                 $ 90,000

KeyBank revolving credit facility due May 05, 2002, bearing
  interest at 1.0% over LIBOR                                              21,300                   14,176

Bank Austria mortgage note, due March 31, 2007, bearing
  interest at 1.0% over LIBOR                                               6,750                    7,125

Note  payable,  principal due in annual  installments of $212 beginning  January 12, 1999 to January 12, 2002, with interest at 7.22% in semiannual installments, secured by assets of
  the Company's United Kingdom subsidiary                                     831                      847

Capital equipment notes payable,  due in monthly  installments with interest at 8.53% to 16.0% maturing at various rates
  through June 2002, secured by machinery and equipment                     4,581                    4,966
                                                                         --------                 --------
                                                                          123,462                  117,114
Less - current portion                                                     (2,336)                  (2,375)
                                                                         --------                 --------
                                                                         $121,126                 $114,739
                                                                         ========                 ========

On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrue from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The first semi-annual interest payment was made on January 15, 1998 to the holders for an aggregate of $4.4 million. The Company has also accrued through June 27, 1998, as part of accrued liabilities, approximately $4.0 million of interest, which was paid on July 15, 1998 as part of the second semi-annual payment. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture, pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors, as defined herein. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors.

The Company, Phoenix Airbag and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended (the "Credit Agreement"). The Credit Agreement consists of a $27.0 million revolving credit facility for a five year term, bearing interest at LIBOR (5.65625% as of June 27, 1998) plus 1.00% with a commitment fee of 0.25% per annum for any unused portion. The proceeds from KeyBank were used to repay the Bank of America NT&SA term loan and revolving credit. KeyBank was subsequently repaid with the proceeds from the Offering. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and will be charged to operations over the expected term of the Credit Agreement not to exceed 5 years. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures. Subsequent to June 27, 1998, the Company and KeyBank entered into Amendment No. 3 to the Credit Agreement to increase the limits on certain capital expenditures and lease covenants. The Company has used and will continue to use the revolving credit facility to fund working capital. Letters of credit outstanding were $3.9 million and $3.4 million at June 27, 1998 and March 28, 1998, respectively.

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

During fiscal year 1997, the Company entered into a sale-leaseback of certain equipment which is accounted for as a capital lease. The Company received proceeds (which approximated the carrying value of the asset at the time of sale) of approximately $1.5 million; no gain or loss was recorded in connection with this transaction. The agreement requires that specified machinery and equipment used in the Company's operations be pledged as collateral, among other criteria. The Company imputed interest at 9% per annum. The Credit Agreement consists of a $27.0 million revolving credit facility for a five year term, bearing interest at LIBOR (5.65625% as of June 27, 1998) plus 1.00% with a commitment fee of 0.25% per annum for any unused portion.

Subsequent to June 27, 1998, the Company entered into a $10.0 million financing arrangement with Key Corporate Capital Inc. ("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby reducing the amount outstanding under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at 7.09%, and requires monthly payments of $150,469, secured by certain equipment located at SCFTI.

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


                                              Thirteen           Three
                                             Weeks Ended      Months Ended
                                            June 27, 1998     June 30, 1997
                                            -------------     -------------
Net income                                     $1,543            $1,435
                                               ======            ======
Weighted average number of
  common shares used in basic
  earnings per share                            5,068             5,021
Effect of dilutive securities:
  Stock options                                   142                 -
  Warrants                                         14                 -
                                                -----             -----
Weighted average number of
  common shares and dilutive
  potential common stock used
  in diluted earnings per share                 5,224             5,021
                                                =====             =====


Options on approximately 76,000 and 599,000 shares of common stock were not included in computing diluted earnings per share as of June 27, 1998 and June 30, 1997, respectively, because their effects were antidilutive. Warrants to purchase 104,400 shares of Common Stock were not included in computing diluted earnings per share as of June 30, 1997 because their effects were antidilutive.


NOTE 5 - COMPREHENSIVE INCOME (in thousands)

During the first quarter of fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which became effective for fiscal years beginning after December 15, 1997. This Statement requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore bypass net income. In SCI's case, the only non-owner change in equity relates to the foreign currency translation adjustment. Comprehensive income is as follows:


                                                 Thirteen           Three
                                                Weeks Ended      Months Ended
                                               June 27, 1998     June 30, 1997
                                               -------------     -------------

Net Income                                        $1,543            $1,435
Tax benefit from stock options exercised             112                 -
Foreign currency translation adjustment               68              (912)
                                                  ------            ------
Comprehensive income                              $1,723            $  523
                                                  ======            ======

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 6 - UNAUDITED PRO FORMA INFORMATION


The unaudited pro forma revenues, net income and net income per common share, assuming that each of: (i) the Valentec Acquisition; (ii) the JPS Acquisition;
(iii) the completion of the debt offering (Note 3) and application of the proceeds therefrom; and (iv) the Champion Transaction was consummated on April 1, 1997 are as follows below, in thousands, except per share data. The unaudited pro forma information does not purport to represent what the Company's results of operations actually would have been if those transactions had been consummated on the date or for the periods indicated, or what such results will be for any future date or for any future period.

                                                 Pro Forma          Pro Forma
                                                Three Months        Year Ended
                                               June 30, 1997      March 28, 1998
                                               -------------      --------------
                                                (unaudited)        (unaudited)

Revenues                                          $48,309            $194,635
Net sales                                         $ 1,063            $  5,420
Net income per common share, basic                $  0.21            $   1.08
Net income per common share, assuming dilution    $  0.21            $   1.05



NOTE 7 - SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect domestic wholly-owned subsidiaries (the "Guarantors"). Certain condensed consolidating information of the guarantors are presented below as of June 27, 1998.


                                         ----------------------------------------------------------------------
                                          GUARANTOR     NONGUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------

Current assets................           $ 52,317       $ 19,359       $  2,087      $     -        $ 73,763
                                          =======        =======        =======       ======         =======
Total assets..................           $144,440       $ 61,268       $ 13,293      $(8,903)       $210,098
                                          =======        =======        =======       ======         =======
Current liabilities...........           $ 30,044       $ 20,282       $ (7,994)     $     -        $ 42,332
                                          =======        =======        =======       ======         =======
Total liabilities.............           $130,145       $ 50,158       $(11,657)     $     -        $168,646
                                          =======        =======        =======       ======         =======
Revenues......................           $ 37,754       $ 15,206       $      -      $(1,511)       $ 51,449
                                          =======        =======        =======       ======         =======
Gross Profit..................           $  6,382       $  2,883       $      -      $     -        $  9,265
                                          =======        =======        =======       ======         =======
Income from operations........           $  4,477       $  2,144       $ (1,134)     $     -        $  5,487
                                          =======        =======        =======       ======         =======
Income before taxes...........           $  4,774       $  1,618       $ (3,752)     $     -        $  2,640
                                          =======        =======        =======       ======         =======
Net Income....................           $  2,934       $    849       $ (2,236)     $     -        $  1,547
                                          =======        =======        =======       ======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:


First Quarter Ended June 27, 1998 Compared to First Quarter Ended June 30, 1997

        Net Sales. Net sales increased by $23.8 million or 86.2% to $51.4 million for the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. The increase was primarily attributable to increased sales volume in North America due to the acquisition of SCFTI and Valentec during fiscal year 1998. SCFTI was acquired on July 24, 1997 and included in the Company's entire first quarter of fiscal year 1999 whereas in the first quarter of fiscal year 1998 SCFTI had not yet been acquired. Sales at SCFTI were approximately $18.5 million for the first quarter of fiscal year 1999. Valentec was acquired effective May 22, 1997 and included in the Company's entire first quarter of fiscal year 1999 whereas in the first quarter of fiscal year 1998 Valentec was included for a portion of the quarter. Sales at Valentec increased approximately $2.8 million for the first quarter of fiscal year 1999. The remaining increase in sales during the first quarter of fiscal year 1999 was due to increased volumes in the European automotive operations and higher sales in the defense operations due to the resumption in delivery under the Company's 120 millimeter mortar systems contract with the U.S. Army. The increase in sales was offset in part by the effects of the General Motors strike and price decreases to the Company's customers. The General Motors strike, while not material in the first quarter of fiscal year 1999, is expected to have a greater impact on the Company's earnings in the second quarter of fiscal year 1999.

         Gross Profit. Gross profit increased by $3.6 million or 63.5% to $9.3 million for the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. The increase was primarily attributable to the acquisition of SCFTI, which contributed approximately $3.0 million to gross profit. The remaining increase was attributable to the inclusion of Valentec for the entire first quarter of fiscal year 1999 and increased shipments of the defense operations, which were partially offset by lower margins in Europe due to price reductions.

         Gross profit as a percentage of sales decreased to approximately 18.0% for the first quarter of fiscal year 1999 from 20.5% for the first quarter of fiscal year 1998. The decrease as a percentage was due to the historically lower gross margins at SCFTI. The textile industry generally produces margins in the range of 13% to 14% due to the capital intensive production process.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $767,000 or 31.3% to $3.2 million for the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. The increase was primarily attributable to the acquisitions of SCFTI and Valentec. Selling, general and administrative expenses as a percentage of sales decreased to 6.3% for the first quarter of fiscal year 1999 from 8.9% for the first quarter of fiscal year 1998 due to the increased sales volumes.

         Operating Income. Operating income increased by $2.5 million or 81.0% to $5.5 million for the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. The increase was primarily attributable to the acquisition of SCFTI and Valentec.

         Interest Expense. Interest expense increased $2.3 million to $2.8 million for the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. This increase was attributable to the issuance of the Notes (as defined herein) the proceeds of which were used primarily to acquire SCFTI.

         Income Taxes. The income tax rate applied against pre-tax income was 41.4% for the first quarter of fiscal year 1999 compared to 40.0% for the first quarter of fiscal year 1998. The tax rate increased due to the non-deductible goodwill amortization at Valentec, offset by the lower tax rate at SCFTI.

         Net Income. Net income increased to $1.5 million for the first quarter of fiscal year 1999 compared to $1.4 million for the first quarter of fiscal year 1998. This increase is a result of the items discussed above.

Liquidity and Capital Resources

         As the Company's business continues to grow, its equipment and working capital requirements are also expected to continue to increase. The Company expects to fund this growth through a combination of cash flow from operations, equipment financing, revolving credit borrowings and the proceeds from potential future Company public offerings.

         The Company, Phoenix Airbag and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended (the "Credit Agreement"). The Credit Agreement consists of a $27.0 million revolving credit facility for a five year term ($21.3 million outstanding as of June 27, 1998), bearing interest at LIBOR (5.65625% as of June 27, 1998) plus 1.00% with a commitment fee of 0.25% per annum for any unused portion. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and will be charged to operations over the expected term of the Credit Agreement not to exceed 5 years. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures. Subsequent to June 27, 1998, the Company and KeyBank entered into Amendment No. 3 to the Credit Agreement to increase the limits on certain capital expenditures and lease covenants. The Company has used and expects to continue to use the revolving credit facility to fund working capital. Letters of credit outstanding were $3.9 million at June 27, 1998. Subsequent to June 27, 1998, the Company entered into a $10.0 million equipment financing arrangement with Key Corporate Capital Inc. ("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at 7.09% per annum, and requires monthly payments of $150,469, secured by certain equipment located at SCFTI.

         On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The first semi-annual interest payment was made on January 15, 1998 to the holders for an aggregate of $4.4 million. The Company paid on July 15, 1998 the second semi-annual payment to the holders for an aggregate of $4.6 million. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture, pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors.

         During the first quarter of fiscal year 1999, net cash generated used by operations was $623,000, cash used by investing activities was $7.8 million and cash used for capital expenditures was $5.6 million. The Company also paid additional consideration in connection with the acquisition of Phoenix Airbag, which was the $2.0 million earn-out accrued at the end of fiscal year 1998. In addition, the Company incurred certain costs in connection with the acquisitions of Valentec and SCFTI of approximately $135,000 and $133,000, respectively. Net cash provided by financing activities in the first quarter of fiscal year 1999 was $6.9 million. These activities resulted in a net decrease in cash of $1.7 million in the first quarter of fiscal year 1999.

         Capital expenditures were $5.6 million in the first quarter of fiscal year 1999. Capital expenditures in the first quarter of fiscal year 1999 were used for the acquisition of additional equipment to expand the Company's production capacity worldwide.

         Due the General Motors strike, the Company expects that it will incur an unfavorable impact on net sales and net income during the second quarter of fiscal year 1999, as a result of reductions of requirements by major customers.

         The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market condition risks, the ability of Safety Components to realize anticipated cost savings and earnings projections by Valentec; the ability of the Company to realize the proceeds of the delay claim against the Government related to the Systems Contract; the continued performance by SCFTI at or above historical levels; the impact of the General Motors strike on the operating results of the Company; world-wide economic conditions; dependence of revenues upon several major module suppliers and pricing pressures.



ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.

         Not Applicable.

                                     PART II

                                OTHER INFORMATION



ITEM 1.        LEGAL PROCEEDINGS

               Not applicable.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

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

               10.1           SCI 1994 Stock Option Plan

               27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


         (b)   Reports on Form 8-K
               -------------------

               Not applicable.



                                  SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAFETY COMPONENTS INTERNATIONAL, INC.
                                       (Registrant)


DATED: August 11, 1998                BY:  /s/ JEFFREY J. KAPLAN
                                           ----------------------------
                                           Jeffrey J. Kaplan
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)