Form 10-Q
period 1998-09-26
SAFETY COMPONENTS INTERNATIONAL INC
filed 1998-11-12
CIK 918964

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998

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


                     Yes  [X]          No  [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of November 11, 1998, was 5,125,816.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                                     PART I

                              FINANCIAL INFORMATION

     The unaudited consolidated financial information at September 26, 1998 and for the thirteen and twenty-six week period ended September 26, 1998 and the audited consolidated financial information at March 28, 1998 relate to Safety Components International, Inc. and its subsidiaries.


ITEM 1.    FINANCIAL STATEMENTS                                            PAGE

           Consolidated Balance Sheets as of September 26, 1998
           and March 28, 1998                                               3

           Consolidated Statements of Operations for the
           thirteen weeks ended September 26, 1998 and the
           three months ended September 30, 1997                            4

           Consolidated Statements of Operations for the
           twenty-six weeks ended September 26, 1998 and the
           six months ended September 30, 1997                              5

           Consolidated Statements of Cash Flows for the
           twenty-six weeks ended September 26, 1998 and the
           six months ended September 30, 1997                              6


           Notes to Consolidated Financial Statements                       7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   14


ITEM 3.    QUANTATIVE AND QUALATATIVE DISCLOSURES
           ABOUT MARKET RISK                                               19

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                        20

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                21

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                          21

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                         21

ITEM 5.           OTHER INFORMATION                                        21

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                         22

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                            September 26,    March 28,
                                                                                1998           1998
                                                                            ------------     --------
ASSETS
Current assets:
             Cash and cash equivalents ..................................    $  3,095        $ 6,049
             Accounts receivable, net ...................................      44,493         39,208
             Inventories ................................................      24,633         19,935
             Receivable from affiliate...................................       2,996              -
             Prepaid and other ..........................................       4,224          4,196
                                                                             --------       --------
                          Total current assets ..........................      79,441         69,388

Property, plant and equipment, net ......................................      73,563         66,279
Receivable from affiliate ...............................................           -          1,206
Intangible assets, net ..................................................      59,736         55,923
Other assets ............................................................       5,570          6,101
                                                                             --------       --------
                          Total assets ..................................    $218,310       $198,897
                                                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable ...........................................     $22,223        $23,009
             Earnout payable ............................................       1,707          1,958
             Accrued liabilities ........................................       9,703         12,558
             Current portion of long-term obligations ...................       4,100          2,375
                                                                             --------       --------
                          Total current liabilities .....................      37,733         39,900


Long-term obligations ...................................................      39,512         24,739
Senior subordinated debt ................................................      90,000         90,000
Other long-term liabilities .............................................       5,671          5,064
                                                                             --------       --------
                          Total liabilities .............................     172,916        159,703
                                                                             --------       --------

Commitments and contingencies

Stockholders' equity:
             Preferred stock: $.10 par value per share - 2,000,000 shares authorized;  no shares outstanding at
                    September 26, 1998 and March 28, 1998, respectively..           -              -

             Common stock:  $.01 par value per share - 10,000,000 shares authorized; 6,618,508 and 6,538,075 shares issued and
                    5,125,816 and 5,045,383 shares outstanding at
                    September 26, 1998 and March 28, 1998, respectively..          66             65

             Common stock warrants ......................................           1              1
             Additional paid-in-capital .................................      45,129         44,040
             Treasury stock, 1,492,692 shares at September 26, 1998
                    and March 28, 1998 respectively, at cost ............     (15,439)       (15,439)
             Retained earnings ..........................................      17,542         15,191
             Cumulative translation adjustment ..........................      (1,905)        (4,664)
                                                                             --------       --------
                          Total stockholders' equity ....................      45,394         39,194
                                                                             --------       --------
                          Total liabilities and stockholders' equity ....    $218,310       $198,897
                                                                             ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except share and per share data)

                                                                      Thirteen           Three
                                                                     Weeks Ended      Months Ended
                                                                    September 26,     September 30,
                                                                        1998              1997
                                                                    -------------     -------------

Net sales ......................................................      $53,059           $42,728

Cost of sales, excluding depreciation ..........................       42,736            34,106

Depreciation ...................................................        1,811             1,333
                                                                      -------           -------
             Gross profit ......................................        8,512             7,289


Selling and marketing expenses .................................          677               623

General and administrative expenses ............................        2,519             2,133

Amortization of goodwill .......................................          575               404
                                                                      -------           -------
             Income from operations ............................        4,741             4,129

Other expense(income), net......................................           30               (70)

Interest expense ...............................................        2,993             2,165
                                                                      -------           -------
             Income before income taxes ........................        1,718             2,034

Provision for income taxes .....................................          911               752
                                                                      -------           -------
Net income .....................................................      $   807           $ 1,282
                                                                      =======           =======

Net income per share, basic ....................................      $  0.16           $  0.26
                                                                      =======           =======
Net income per share, assuming dilution ........................      $  0.16           $  0.25
                                                                      =======           =======
Weighted average number of shares outstanding, basic ...........        5,119             5,021
                                                                      =======           =======
Weighted average number of shares outstanding, assuming dilution        5,195             5,109
                                                                      =======           =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and per share data)

                                                                     Twenty-Six           Six
                                                                     Weeks Ended      Months Ended
                                                                    September 26,     September 30,
                                                                        1998              1997
                                                                    -------------     -------------

Net sales ......................................................     $104,508           $70,357

Cost of sales, excluding depreciation ..........................       83,054            55,262

Depreciation ...................................................        3,677             2,138
                                                                      -------           -------
             Gross profit ......................................       17,777            12,957


Selling and marketing expenses .................................        1,324               911

General and administrative expenses ............................        5,090             4,296

Amortization of goodwill .......................................        1,135               589
                                                                      -------           -------
             Income from operations ............................       10,228             7,161

Other expense, net..............................................           78                89

Interest expense ...............................................        5,796             2,647
                                                                      -------           -------
             Income before income taxes ........................        4,354             4,425

Provision for income taxes .....................................        2,004             1,708
                                                                      -------           -------
Net income .....................................................      $ 2,350           $ 2,717
                                                                      =======           =======

Net income per share, basic ....................................      $  0.46           $  0.54
                                                                      =======           =======
Net income per share, assuming dilution ........................      $  0.45           $  0.54
                                                                      =======           =======
Weighted average number of shares outstanding, basic ...........        5,093             5,021
                                                                      =======           =======
Weighted average number of shares outstanding, assuming dilution        5,200             5,064
                                                                      =======           =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                       Twenty-Six           Six
                                                                       Weeks Ended      Months Ended
                                                                      September 26,     September 30,
                                                                          1998              1997
                                                                      -------------     -------------

Net cash (used in) provided by operating activities .............       $ (7,655)        $  4,979
                                                                        --------         --------
Cash Flows From Investing Activities:
         Additions to property, plant and equipment .............         (9,873)          (6,626)
         Additional consideration and costs for Phoenix Airbag ..         (1,958)          (2,455)
         Acquisition costs of Valentec ..........................           (502)            (809)
         Advances to Valentec prior to acquisition...............              -           (1,215)
         Acquisition costs of SCFTI..............................           (242)         (57,582)
                                                                        --------          -------
              Net cash used in investing activities .............        (12,575)         (68,687)
                                                                        --------          -------
Cash Flows From Financing Activities:
         Net proceeds from Notes.................................              -           86,265
         Proceeds from KeyBank term note ........................              -           15,000
         Proceeds from Bank Austria mortgage ....................              -            7,500
         Proceeds from Transamerica financing ...................              -            2,000
         Repayment of Bank of America NT&SA term note ...........              -          (16,812)
         Repayment of KeyBank term note..........................              -          (15,000)
         Proceeds of KeyBank equipment note......................         10,000                -
         Excersise of stock options..............................            951               50
         Repayments of debt and long-term obligations............         (1,327)          (9,309)
         Net(repayments) borrowing on revolving credit facility..          7,824           (2,931)
                                                                        --------          -------
              Net cash provided by financing activities..........         17,448           66,763
                                                                        --------          -------
Effect of exchange rate changes on cash .........................           (172)            (786)
                                                                        --------          -------
Change in cash and cash equivalents .............................         (2,954)           2,269
Cash and cash equivalents, beginning of period ..................          6,049            8,320
                                                                        --------          -------
Cash and cash equivalents, end of period ........................       $  3,095          $10,589
                                                                        ========          =======

Supplemental disclosure of cash flow information:
     Cash paid during period for:
          Interest ..............................................       $  5,710          $   863
          Income taxes ..........................................            361          $   193

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

     Effective as of May 22, 1997, the Company acquired all of the outstanding capital stock of Valentec International Corporation ("Valentec") in a tax free stock-for-stock exchange (the "Valentec Acquisition"). Valentec is a high-volume manufacturer of stamped and precision-machined products for the automotive, commercial and defense industries. Valentec was the Company's largest shareholder immediately prior to the Valentec Acquisition owning approximately 27%, or 1,379,200 shares of the issued and outstanding shares of common stock, $.01 par value per share, of the Company (the "Common Stock"). In connection with the Valentec Acquisition, the Company issued an aggregate of 1,369,200 newly issued shares of Common Stock to the shareholders of Valentec. The Valentec Acquisition was accounted for as a purchase. The purchase price aggregated approximately $15.2 million, including estimated direct acquisition costs of approximately $1.4 million. In addition, the Company advanced Valentec approximately $1.3 million for the purpose of funding operations prior to the Valentec Acquisition. The operations of Valentec are included in the accounts of the Company for the entire twenty-six week period ended September 26, 1998 and beginning on May 22, 1997 for the six month period ended September 30, 1997. Management of the Company allocated the purchase consideration for Valentec assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $19.9 million will be amortized over twenty-five years on a straight-line basis.

     On July 24, 1997, the Company, through a newly-formed, wholly-owned subsidiary, Safety Components Fabric Technologies, Inc. ("SCFTI"), acquired ("the JPS Acquisition") all of the assets and assumed certain liabilities of the Air Restraint/Technical Fabrics Division of JPS Automotive L.P. SCFTI is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications. The JPS Acquisition was accounted for as a purchase. The purchase price aggregated approximately $58.9 million, after giving effect to post-closing adjustments. The purchase price also included the repayment of approximately $650,000 of capital lease obligations, direct acquisition costs of approximately $1.0 million, and approximately $1.2 million for the purchase of a building in conjunction with the JPS Acquisition. The operations of SCFTI are included in the accounts of the Company for the entire thirteen and twenty-six week periods ended September 26, 1998 and beginning on July 24, 1997 for the three and six-month periods ended September 30, 1997. Management of the Company allocated the purchase consideration for SCFTI assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $19.2 million will be amortized over forty years based on a straight line method.

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


     Additionally, on December 22, 1997, the Company acquired all of the issued and outstanding capital stock of CSSC, Inc. (formerly known as Champion Sales and Service Company) ("Champion") for an aggregate amount of $3.4 million including direct acquisition costs of approximately $125,000 (the "Champion Transaction"). In conjunction with the Champion Transaction, the Company entered into a management services agreement with the former shareholders of Champion. The terms of such management services agreement prohibits the Champion shareholders from competing with certain businesses of the Company for a period of five years. Each such management services agreement also provides that the Company has the option, in its sole discretion, to extend the non-competition period for three successive five-year periods, upon payment of a nominal extension fee. Accordingly, the Company has allocated the purchase consideration to these non-compete agreements. In connection with the Champion Transaction, the Company also entered into a definitive Put Agreement (the "Put Transaction") with an associate of Champion (the "Associate") who had the right to a portion of any of the sales commissions actually received by Champion. Pursuant to the Put Transaction, the Associate has the option to put to the Company, subject to certain conditions, all of the issued and outstanding capital stock of Duchi & Associates, Inc., an affiliated entity, for a put price of $740,000. The Put Transaction will include (as a condition to its exercise), a twenty year management services agreement and non-compete agreement between the Company and the Associate. The Company believes that the Put Transaction will be exercised, and accordingly, has recorded $740,000 as an intangible asset and accrued for the Put Transaction as part of accrued liabilities, during fiscal year 1998. The Associate had not exercised his put option as of September 26, 1998.



NOTE  2  COMPOSITION OF CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS
         (in thousands)



                                                                     September 26, 1998       March 28, 1998
                                                                     ------------------       --------------
Accounts receivable:
      Billed receivables                                                 $ 34,217                $29,034
      Unbilled receivables (net of unliquidated progress
      payments of $12,686 and $12,795 at September 26, 1998 and
      March 28, 1998, respectively)                                         7,686                  8,759
      Other                                                                 2,590                  1,415
                                                                          -------                -------
                                                                          $44,493                $39,208
                                                                          =======                =======

Inventories:
      Raw materials                                                       $ 6,917                $ 6,072
      Work-in-process                                                      11,307                  6,743
      Finished goods                                                        6,409                  7,120
                                                                          -------                -------
                                                                          $24,633                $19,935
                                                                          =======                =======

Property, plant and equipment:
      Land and building                                                   $ 9,816                $ 9,134
      Machinery and equipment                                              76,300                 65,846
                                                                          -------                -------
                                                                           86,116                 74,980
      Less -  accumulated depreciation and amortization                   (12,553)                (8,701)
                                                                          -------                -------
                                                                          $73,563                $66,279
                                                                          =======                =======

NOTE  3  LONG-TERM OBLIGATIONS (in thousands)



                                                                    September 26, 1998          March 28, 1997
                                                                    ------------------          --------------

Senior Subordinated Notes due July 15, 2007, bearing
  interest at 10 1/8%                                                     $90,000                 $ 90,000

KeyBank and Fleet Bank revolving credit facility due
  May 5, 2002, bearing interest at 1.0% over LIBOR                         22,000                   14,176

KeyCorp equipment note due July 10, 2005, bearing interest
  at 7.09%                                                                 10,000                      -

Bank Austria mortgage note, due March 31, 2007, bearing
  interest at 1.0% over LIBOR                                               6,750                    7,125

Note payable, principal due in annual installments of $212
  beginning January 12, 1999 to January 12, 2002, with
  interest at 7.22% in semiannual installments, secured by
  assets of the Company's United Kingdom subsidiary                           848                      847

Capital equipment notes payable, due in monthly installment
  with interest at 8.53% to 16.0% maturing at various rates
  through June 2002, secured by machinery and equipment                     4,014                    4,966
                                                                         --------                 --------
                                                                          133,612                  117,114
Less - current portion                                                     (4,100)                  (2,375)
                                                                         --------                 --------
                                                                         $129,512                 $114,739
                                                                         ========                 ========

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrue from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company made a semi-annual interest payment on July 15, 1998 to the holders for an aggregate of $4.6 million. The Company has also accrued through September 26, 1998, as part

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

of accrued liabilities, approximately $1.9 million of interest, which is due on January 15, 1999 as part of the next semi-annual payment. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors (as defined herein). All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors

     The Company, Phoenix Airbag Gmbh & Co. KG ("Phoenix Airbag") and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended to date (the "Credit Agreement"). The Credit Agreement, as amended, consists of a $40.0 million revolving credit facility for a five year term ( $22.0 million outstanding as of September 26, 1998), bearing interest at LIBOR (5.38672% as of September 26, 1998) plus 1.00% with a commitment fee of 0.25% per annum for any unused portion. The initial proceeds from KeyBank were used to repay the Bank of America NT&SA term loan and revolving credit. KeyBank was subsequently repaid with the proceeds from the Offering. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and will be charged to operations over the expected term of the Credit Agreement not to exceed 5 years. On July 30, 1998, the Company and KeyBank entered into Amendment No. 3 to the Credit Agreement to increase the limits on certain capital expenditures and lease covenants. On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank each provide fifty percent of the financing available under the Credit Agreement and KeyBank will remain as acting agent. The Company has used and will continue to use the revolving credit facility to fund working capital. Letters of credit outstanding were $4.2 million and $3.4 million at September 26, 1998 and March 28, 1998, respectively. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at 7.09%, and requires monthly payments of $150,469, secured by certain equipment located at SCFTI.

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


                                      Thirteen            Three Months            Twenty-Six            Six Months
                                    Weeks Ended               Ended               Weeks Ended              Ended
                                 September 26, 1998     September 30, 1997     September 26, 1998    September 30, 1997
                                 ------------------     ------------------     ------------------    ------------------

Net Income                             $ 807                 $1,282                  $2,350                $2,717
                                       =====                 ======                  ======                ======
Weighted average number of
  common shares used in  basic
  earnings per share                   5,119                  5,021                   5,093                 5,021
Effect of dilutive securities:
  Stock options                           72                     86                      98                    42
  Warrants                                 4                      2                       9                     1
                                       -----                  -----                   -----                 -----
Weighted average number of
  common shares and dilutive
  potential common stock used
  in diluted earnings per share        5,195                  5,109                   5,200                 5,064
                                       =====                  =====                   =====                 =====



Options on approximately 286,000 and 96,000 shares of common stock were not included in computing diluted earnings per share as of September 26, 1998 and September 30, 1997, respectively, because their effects were antidilutive.

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)




NOTE 5 - COMPREHENSIVE INCOME (in thousands)

During the first quarter of fiscal year 1999, the Company  adopted SFAS No.
130, "Reporting Comprehensive Income", which became effective for fiscal years beginning after December 15, 1997. This Statement requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore bypass net income. In SCI's case, the non-owner changes in equity relate to the tax benefit from stock options exercised and the foreign currency translation adjustment. Comprehensive income is as follows:



                                      Thirteen             Three Months            Twenty-Six            Six Months
                                    Weeks Ended               Ended               Weeks Ended               Ended
                                 September 26, 1998     September 30, 1997     September 26, 1998    September 30, 1997
                                 ------------------     ------------------     ------------------    ------------------

Net Income                             $ 807                 $1,282                 $2,350                $2,717
Tax benefit from stock
  options exercised                       25                     10                    137                    10
Foreign currency
  translation adjustment               2,691                     57                  2,759                  (847)
                                      ------                 ------                 ------                ------
Comprehensive income                  $3,523                 $1,349                 $5,246                $1,880
                                      ======                 ======                 ======                ======




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

                                                 Pro Forma          Pro Forma
                                               September 30,        March 28,
                                                   1997               1998
                                               -------------      --------------
                                                (unaudited)        (unaudited)

Revenues                                          $48,309            $194,635
Net sales                                         $ 1,063            $  5,420
Net income per common share, basic                $  0.21            $   1.08
Net income per common share, assuming dilution    $  0.21            $   1.05

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 7 - SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect domestic wholly-owned subsidiaries (the "Guarantors"). Certain condensed consolidating information of the guarantors are presented below as of September 26, 1998.


                                         ----------------------------------------------------------------------
                                          GUARANTOR     NONGUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------

Current assets................           $ 58,367       $ 18,810       $  2,264      $     -        $ 79,441
                                          =======        =======        =======       ======         =======
Total assets..................           $148,610       $ 64,634       $ 13,708      $(8,642)       $218,310
                                          =======        =======        =======       ======         =======
Current liabilities...........           $ 32,631       $ 19,037       $(13,935)     $     -        $ 37,733
                                          =======        =======        =======       ======         =======
Total liabilities.............           $128,523       $ 50,136       $ (5,743)     $     -        $172,916
                                          =======        =======        =======       ======         =======
Revenues......................           $ 74,003       $ 33,585       $      -      $(3,080)       $104,508
                                          =======        =======        =======       ======         =======
Gross Profit..................           $ 11,723       $  6,054       $      -      $     -        $ 17,777
                                          =======        =======        =======       ======         =======
Income from operations........           $  7,439       $  4,913       $ (2,124)     $     -        $ 10,228
                                          =======        =======        =======       ======         =======
Income before taxes...........           $  8,101       $  3,690       $ (7,437)     $     -        $  4,354
                                          =======        =======        =======       ======         =======
Net Income....................           $  4,795       $  2,022       $ (4,467)     $     -        $  2,350
                                          =======        =======        =======       ======         =======

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations:


     SECOND QUARTER ENDED SEPTEMBER 26, 1998 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales increased by $10.3 million or 24.2% to $53.1 million for the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. The increase was primarily attributable to increased sales volumes of $5.5 million in the European automotive operations, primarily Phoenix Airbag. The remaining increase in sales during the second quarter of fiscal year 1999 was due to the inclusion of the operations of SCFTI for the entire three-month period of fiscal 1999 and higher sales in the defense operations due to the resumption in delivery under the Company's 120 millimeter mortar systems contract with the U.S. Army. SCFTI was acquired on July 24, 1997 and included in the Company's entire second quarter of fiscal year 1999 whereas in the second quarter of fiscal year 1998 SCFTI was only included for approximately two months. Sales at SCFTI were approximately $3.4 million higher for the second quarter of fiscal year 1999. The increase in sales was offset by the effects of the GM strike on the company during the second quarter of fiscal year 1999 as well as price reductions to the company's customers. Sales of airbag fabric, cushions and metal components to suppliers of General Motors were significantly reduced during the second quarter of fiscal year 1999. The total impact on sales of the GM strike during the second quarter of fiscal year 1999 was approximately $4.3 million.

     Gross Profit. Gross profit increased by $1.2 million or 16.8% to $8.5 million for the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. The increase was primarily attributable to the inclusion of operations of SCFTI for the entire second quarter of fiscal year 1999, which contributed approximately $584,000 to gross profit. The remaining increase was attributable to the increased shipments of the defense operations, which were partially offset by lower margins in Europe due to price reductions. The impact of the General Motors strike on gross profit was approximately $1.1 million during the second quarter of fiscal year 1999. The impact was not only the loss of gross margin from lost sales during the second quarter of fiscal year 1999 but also the cost of additional personnel hired for the ramp up of certain programs that were delayed. These newly trained employees were not laid off in anticipation of a timely ending to the strike.

     Gross profit as a percentage of sales decreased to approximately 16.0% for the second quarter of fiscal year 1999 from 17.1% for the second quarter of fiscal year 1998. The decrease as a percentage of sales was due to the historically lower gross margins at SCFTI. The textile industry generally produces margins in the range of 13% to 14% due to the capital intensive production process.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $440,000 or 16.0% to $3.2 million for the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. The increase was primarily attributable to the acquisitions of SCFTI and Valentec. Selling, general and administrative expenses as a percentage of sales decreased to 6.0% for the second quarter of fiscal year 1999 from 6.5% for the second quarter of fiscal year 1998 due to the increased sales volumes.

     Operating Income. Operating income increased by $612,000 or 14.8% to $4.7 million for the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. The increase was primarily attributable to the increased sales volumes of the European automotive operations, higher sales in the defense operations under the Company's 120 millimeter mortar systems contract with the U.S. Army and the inclusion of SCFTI for the entire second quarter of fiscal year 1999. These increases were offset by the unfavorable impact of the General Motors strike of approximately $1.1 million.

     Interest Expense. Interest expense increased $828,000 to $3.0 million for the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. This increase was primarily attributable to the issuance of the Notes (as defined herein) the proceeds of which were used primarily to acquire SCFTI.

     Income Taxes. The income tax rate applied against pre-tax income was 53.0% for the second quarter of fiscal year 1999 compared to 37.0% for the second quarter of fiscal year 1998. The tax rate was lower during the second quarter of fiscal year 1998 due to the reversal of foreign tax reserves no longer needed during that period.

     Net Income. Net income decreased to $807,000 for the second quarter of fiscal year 1999 compared to $1.3 million for the second quarter of fiscal year 1998. This decrease is a result of the items discussed above, most notably the General Motors strike which was a reduction to net income of approximately $650,000.

     TWENTY-SIX WEEKS ENDED SEPTEMBER 26, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales increased by $34.2 million or 48.5% to $104.5 million for the first twenty-six weeks of fiscal year 1999 compared to the first six months of fiscal year 1998. The increase was primarily attributable to increased sales volume in North America due to the inclusion of the operations of SCFTI and Valentec for the full twenty-six week period. SCFTI was acquired on July 24, 1997 and included in the Company's entire first twenty-six weeks of fiscal year 1999 whereas in the first six months of fiscal year 1998 SCFTI was only included for approximately two months. Sales at SCFTI were approximately $22.8 million higher for the first twenty-six weeks of fiscal year 1999. Valentec was acquired effective as of May 22, 1997 and included in the Company's entire twenty-six weeks of fiscal year 1999 whereas in the first six months of fiscal year 1998 Valentec was included for approximately four months. Sales at Valentec increased approximately $2.2 million for the first twenty-six weeks of fiscal year 1999. The remaining increase in sales during the first twenty-six weeks of fiscal year 1999 was due to increased volumes in the European automotive operations, of approximately $5.9 million, and higher sales in the defense operations of approximately $7.0 million due to the resumption in delivery under the Company's 120 millimeter mortar systems contract with the U.S. Army. The increase in sales was offset in part by the effects of the General Motors strike and price decreases to the Company's customers. Sales of airbag fabric, cushions and metal components to suppliers of General Motors were significantly reduced during the first twenty-six weeks of fiscal year 1999. The total impact on sales of the GM strike during the first twenty-six weeks of fiscal year 1999 was approximately $4.5 million.

     Gross Profit. Gross profit increased by $4.8 million or 37.2% to $17.8 million for the first twenty-six weeks of fiscal year 1999 compared to the first six months of fiscal year 1998. The increase was primarily attributable to the inclusion of the operations of SCFTI for the entire first twenty-six weeks of fiscal year 1999, which contributed approximately $3.7 million to gross profit. The remaining increase was attributable to the increased shipments of the defense operations, which were partially offset by lower margins in Europe due to price reductions. The impact of the General Motors strike on gross profit was approximately $1.3 million during the first twenty-six weeks of fiscal year 1999. The impact was not only the loss of gross margin from lost sales during the period, but also the cost of additional personnel hired for the ramp up of certain programs that were delayed. These newly trained employees were not laid off in anticipation of a timely ending to the strike.

     Gross profit as a percentage of sales decreased to approximately 17.0% for the first twenty-six weeks of fiscal year 1999 from 18.4% for the first six months of fiscal year 1998. The decrease as a percentage was due to the historically lower gross margins at SCFTI. The textile industry generally produces margins in the range of 13% to 14% due to the capital intensive production process.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million or 23.2% to $6.4 million for the first twenty-six weeks of fiscal year 1999 compared to the first six months of fiscal year 1998. The increase was primarily attributable to the acquisitions of SCFTI and Valentec. Selling, general and administrative expenses as a percentage of sales decreased to 6.1% for the first twenty-six weeks of fiscal year 1999 from 7.4% for the first six months of fiscal year 1998 due to the increased sales volumes.

     Operating Income. Operating income increased by $3.1 million or 42.8% to $10.2 million for the first twenty-six weeks of fiscal year 1999 compared to the first six months of fiscal year 1998. The increase was primarily attributable to the inclusion of SCFTI and Valentec for the entire first twenty-six weeks of fiscal year 1999, which contributed approximately $2.5 million. The remaining increase was due to the increased sales volumes in Europe and higher sales in the defense operations under the Company's 120 millimeter mortar systems contract with the U.S. Army. These increases were offset by the unfavorable impact of the General Motors strike of approximately $1.3 million.


     Interest Expense. Interest expense increased $3.1 million to $5.8 million for the first twenty-six weeks of fiscal year 1999 compared to the first six months of fiscal year 1998. This increase was primarily attributable to the issuance of the Notes, the proceeds of which were used primarily to acquire SCFTI.

     Income Taxes. The income tax rate applied against pre-tax income was 46.0% for the first twenty-six weeks of fiscal year 1999 compared to 38.6% for the first six months of fiscal year 1998. The tax rate was lower during the first six months of fiscal year 1998 due to the reversal of foreign tax reserves no longer needed during that period. Additionally, the tax rate has increased as a percentage during the first twenty-six weeks of fiscal year 1999 due to the non-deductible goodwill amortization at Valentec.

     Net Income. Net income decreased to $2.4 million for the first twenty-six weeks of fiscal year 1999 compared to $2.7 million for the first six months of fiscal year 1998. This decrease is a result of the items discussed above, most notably the General Motors strike which was a reduction to net income of approximately $750,000.


LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business continues to grow, its equipment and working capital requirements are also expected to continue to increase. The Company expects to fund this growth through a combination of cash flow from operations, equipment financing, revolving credit borrowings and the proceeds from potential future Company public offerings.

     The Company, Phoenix Airbag Gmbh & Co. ("Phoenix Airbag") and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended to date (the "Credit Agreement"). The Credit Agreement, as amended, consists of a $40.0 million revolving credit facility for a five year term ($22.0 million outstanding as of September 26, 1998), bearing interest at LIBOR (5.38672% as of September 26, 1998) plus 1.00% with a commitment fee of 0.25% per annum for any unused portion. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and will be charged to operations over the expected term of the Credit Agreement not to exceed 5 years. On July 30, 1998, the Company and KeyBank entered into
Amendment No. 3 to the Credit Agreement to increase the limits on certain capital expenditures and lease covenants. On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank each provide fifty percent of the financing available under the Credit Agreement and KeyBank will remain as acting agent. The Company has used and expects to continue to use the revolving credit facility to fund working capital. Letters of credit outstanding were $4.2 million at September 26, 1998. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at 7.09%, and requires monthly payments of $150,469, secured by certain equipment located at SCFTI.

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company made a semi-annual interest payment on July 15, 1998 to the holders for an aggregate of $4.6 million. The Company has also accrued through September 26, 1998, as part of accrued liabilities, approximately $1.9 million of interest, which is due on January 15, 1999 as part of the next semi-annual payment. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors.

     During the first twenty-six weeks of fiscal year 1999, net cash used by operations was $7.7 million. Such cash used was substantially for the payments of interest related to the Notes and income taxes. Cash used by investing activities was $12.6 million, of which $9.9 million was used for the acquisition of additional equipment to expand the Company's production capacity worldwide. The Company also paid additional consideration in connection with the acquisition of Phoenix Airbag, which consisted of $2.0 million earn-out accrued at the end of fiscal year 1998. In addition, the Company incurred certain costs in connection with the acquisitions of Valentec and SCFTI of approximately $502,000 and $242,000, respectively. Net cash provided by financing activities in the first twenty-six weeks of fiscal year 1999 was $17.4 million. Additionally, the Company has experienced increases in accounts receivable and inventories as the Company has increased production for new airbag cushion programs recently awarded and set into production. These activities resulted in a net decrease in cash of $3.0 million in the first twenty-six weeks of fiscal year 1999.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

State of Readiness and Cost

     The Company relies on systems developed by other parties in regard to its business, accounting and operational software. The Company believes that its significant business, accounting and operations software are year 2000 compliant. Additionally, the Company is currently assessing the impact of this issue on its manufacturing equipment.

     The Company is currently evaluating its management information systems including information technology ("IT") and non-IT computerized systems and has prepared a plan for Year 2000 compliance. This evaluation is expected to be completed by March 1999. The Company is currently in the process of upgrading its accounting and manufacturing software systems. The Company expects that the new systems should be Year 2000 compliant. The costs of achieving Year 2000 compliance are not expected to have a material impact on the Company's business, operations or financial condition.

Risk

     The Company relies on third party suppliers for raw materials, utilities, and other critical services. The Company's operations could be affected by the interruption of significant suppliers. The Company is in the process of evaluating the status of suppliers' compliance with year 2000 issues and is in the process of determining alternatives and contingency plan requirements. The cost of this evaluation is expected to be nominal, however, there can be no assurance that such cost will not be material. In the event that its current vendors are unable to certify that they will be Year 2000 compliant by the middle of calendar 1999 or if such suppliers are unable to certify that their failure to be Year 2000 will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors. There can be no assurance that the Company will be able to find suppliers which are acceptable to the Company and its customers.

     The Company also is dependent on customers for sales and for cashflow. Interruptions in customers' operations due to Year 2000 problems could result in decreased revenue, increased inventory and cash flow reductions. The Company has initiated efforts to evaluate its customers' Year 2000 risks, as well as developing alternative sales strategies. The cost of this evaluation is expected to be nominal, however, there can be no assurance that such cost will not be material.

     Based on information known to date, the Company believes that the most reasonably likely worst-case Year 2000 scenario would entail a significant interruption in its business, including disruption in the manufacturing and delivery of its products due to the inability to obtain critical raw materials and supplies, and loss of revenue due to disruptions in its customers' operations. The Company could also be significantly affected by the failure of infrastructure services such as electricity and telephone service. Despite the Company's efforts in regard to the Year 2000 issue, the Company is unable to quantify the effect of any such failure or the Year 2000 scenario referenced above and no assurance can be given that the Company's business, financial condition or results of operations will not be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly manage dates beyond 1999.

Contingency Plans

     Given that the upgrading of its accounting and manufacturing software systems is expected to be completed by the middle of calendar 1999, the Company has not prepared a contingency plan pertaining to its information systems and does not currently believe that a contingency plan is necessary. The Company is in the process of developing a contingency plan based on its evaluation of significant suppliers and customers in regard to Year 2000 compliance. The contingency plan includes the identification of backup suppliers, broadening the customer base and stockpiling raw materials in the months before Year 2000.


     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market condition risks, the ability of Safety Components to realize anticipated cost savings and earnings projections by Valentec; the ability of the Company to satisfy customers on timeliness and quality; labor strikes; the ability of the Company to realize the remaining proceeds under the Systems Contract; the continued performance by SCFTI at or above historical levels; world-wide economic conditions; dependence of revenues upon several major module suppliers and pricing pressures.



ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.

         Not Applicable.

                                     PART II

                                OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                           Valentec    International    Corporation,    LLC,   a
                  wholly-owned limited liability company of the Company, as successor in interest to Valentec International Corporation ("Valentec"), which was acquired by the Company in May 1997, has been the subject of an investigation by the Department of Justice regarding a bid-rigging and kickbacks scheme alleged to have occurred between 1988 and 1992. The Department of Justice Antitrust Division contended that former subsidiaries or divisions of the former Valentec participated in such misconduct in part through the actions of a former marketing agent and former employees, in order to obtain certain government contracts. The Government also contended that Valentec was liable for the acts of its predecessors on a theory of successor corporate criminal liability. The Government contended that the alleged kickbacks were made through the former Valentec Kisco and Valentec Galion operations while those operations were owned and operated by the former Valentec from the late 1980's through 1992, prior to the 1993 leveraged buy-out of Valentec by Robert A. Zummo, the President and Chief Executive Officer of the Company. No officer or director of the Company or its subsidiaries was alleged to have participated in, or known about, such conduct. The Company has no recourse against the entity which owned Valentec during the operative time period due to contractual restrictions in the purchase agreement between Mr. Zummo and such entity. The Company determined that it is in its best interest to settle such matter in order to avoid the costs and distractions associated with contesting the Department of Justice's legal theories on successor liability. Therefore, a plea agreement was negotiated with the Antitrust Division of the Department of Justice (the "Plea Agreement"), pursuant to which Valentec entered a plea, as the successor to the former Valentec Galion division, to a one-count criminal information of participating in a combination and conspiracy to suppress competition in violation of the Sherman Antitrust Act, 15 U.S.C.ss.1, and agreed to pay a $500,000 fine, of which half was paid in September 1998 and the balance is due in December 1998. The Plea Agreement also includes an agreement by the Government not to further criminally prosecute the Company, its subsidiaries, or any of their respective officers, directors or employees as to the alleged bid-rigging and kickback scheme. The Plea Agreement does not release the Company or Valentec from potential civil claims that might be asserted by the United States Department of Justice Civil Division against Valentec arising out of the Government's investigation of conduct that is alleged to have occurred in the time frame prior to Mr. Zummo's 1993 leveraged buy-out of Valentec. The Company has had preliminary discussions with the Civil Division regarding the resolution of such potential civil claims. No understanding has yet been reached as to such potential civil claims.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The  Company   held  its  1998   Annual   Meeting  of
                  Stockholders on September 9, 1998.

                           At the Annual Meeting, Robert A. Zummo and Jeffrey J.
                  Kaplan were elected Class III directors of the Company. The number of shares of the Company's common stock voted in favor of the election of Messrs. Zummo and Kaplan were 4,400,871 and 4,401,371, respectively, and the number of such shares withheld were 196,425 and 195,925, respectively. In addition, the following other directors continued as such after the Annual Meeting: Joseph J. DioGuardi, Francis X. Suozzi and Robert J. Torok.

                           At the Annual  Meeting,  the  Company's  stockholders
                  also voted to (i) approve the amendments to the Company's 1994 Stock Option Plan (the "Plan") to reallocate the number of shares of the Company's common stock issuable under the Plan to officers, key employees and consultants on the one hand and non-employee directors on the other hand from 1,000,000 and 50,000 shares in the aggregate, respectively, to 975,000 and 75,000 shares in the aggregate, respectively, (ii) approve the adoption of the Safety Components International, Inc. Senior Management Incentive Plan (the "SMIP"), (iii) approve the adoption of the Safety Components International, Inc. Stock Appreciation Rights Award Plan (the "SAR Plan"); and (iv) ratify the appointment of Arthur Andersen LLP as independent accountants for fiscal year 1999.

                  The vote on items (i) through (iv) above was as follows:


Item                               FOR           AGAINST        ABSTAIN
------------------              ---------        -------        -------
Amendments to Plan              2,990,104        289,736         18,530

Adoption of SMIP                3,166,246        108,744         23,380

Adoption of SAR Plan            3,125,531        151,359         21,480

Ratification of appointment     4,581,931         10,985          4,380
  of Accountants


ITEM 5.        OTHER INFORMATION

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit No.    Exhibits
               -----------    ------------------------------------------------
               10.1           Form of Amendment No. 3 to Credit Agreement

               10.2           Form of Amendment No. 4 to Credit Agreement

               10.3           Form of Amendment No. 3 to Subsidiary Agreement

               10.4           Form of Amendment No. 3 to Pledge Agreement

               10.5           Form of Amendment No. 3 to Security Agreement

               10.6           Form of Employment Agreement

               10.7           Form of KeyCorp Master Equipment Lease Agreement

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


                      SAFETY COMPONENTS INTERNATIONAL, INC.
                                       (Registrant)



DATED: November 12, 1998                   BY:  /s/ JEFFREY J. KAPLAN
                                           ----------------------------
                                           Jeffrey J. Kaplan
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)