Form 10-Q/A
period 1998-09-26
SAFETY COMPONENTS INTERNATIONAL INC
filed 1999-02-09
CIK 918964

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

     SAFETY COMPONENTS INTERNATIONAL, INC.

     This Form 10-Q/A, Amendment Number 1, amends and supplements the Form 10-Q (the "Original Form-10-Q") filed by Safety Components International, Inc. on November 12, 1998. The sole purpose of this Amendment Number 1 is to amend Part
I: Items 1 and 2 of the Original Form 10-Q to amend cost of sales and its impact on the related consolidated financial information, including the notes thereto, and include an explanation of such change in the related discussion included in Management's Discussion and Analysis of Financial Condition and Results of Operations. The change relates to certain costs associated with the move of the German operations labor-intensive passenger airbags to the Company's lower labor cost facility located in the Czech Republic. These costs, approximately $1.2 million, were charged against established reserves for exit costs. This amendment charges such costs to current earnings during the second quarter of fiscal year 1999. Items 1 and 2 of Part I of the Original Form 10-Q are hereby amended and restated to read in their entirety as follows:

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

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                            September 26,    March 28,
                                                                                1998           1998
                                                                            ------------     --------
ASSETS
Current assets:
             Cash and cash equivalents ..................................    $  3,095        $ 6,049
             Accounts receivable, net ...................................      44,493         39,208
             Inventories ................................................      24,633         19,935
             Receivable from affiliate...................................       2,996              -
             Prepaid and other ..........................................       4,224          4,196
                                                                             --------       --------
                          Total current assets ..........................      79,441         69,388

Property, plant and equipment, net ......................................      73,563         66,279
Receivable from affiliate ...............................................           -          1,206
Intangible assets, net ..................................................      59,736         55,923
Other assets ............................................................       5,570          6,101
                                                                             --------       --------
                          Total assets ..................................    $218,310       $198,897
                                                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable ...........................................     $22,223        $23,009
             Earnout payable ............................................       1,707          1,958
             Accrued liabilities ........................................      10,353         12,558
             Current portion of long-term obligations ...................       4,100          2,375
                                                                             --------       --------
                          Total current liabilities .....................      38,383         39,900


Long-term obligations ...................................................      39,512         24,739
Senior subordinated debt ................................................      90,000         90,000
Other long-term liabilities .............................................       5,671          5,064
                                                                             --------       --------
                          Total liabilities .............................     173,566        159,703
                                                                             --------       --------

Commitments and contingencies

Stockholders' equity:
             Preferred stock: $.10 par value per share - 2,000,000 shares authorized;  no shares outstanding at
                    September 26, 1998 and March 28, 1998, respectively..           -              -

             Common stock:  $.01 par value per share - 10,000,000 shares authorized; 6,618,508 and 6,538,075 shares issued and
                    5,125,816 and 5,045,383 shares outstanding at
                    September 26, 1998 and March 28, 1998, respectively..          66             65

             Common stock warrants ......................................           1              1
             Additional paid-in-capital .................................      45,129         44,040
             Treasury stock, 1,492,692 shares at September 26, 1998
                    and March 28, 1998 respectively, at cost ............     (15,439)       (15,439)
             Retained earnings ..........................................      16,892         15,191
             Cumulative translation adjustment ..........................      (1,905)        (4,664)
                                                                             --------       --------
                          Total stockholders' equity ....................      44,744         39,194
                                                                             --------       --------
                          Total liabilities and stockholders' equity ....    $218,310       $198,897
                                                                             ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except share and per share data)

                                                                      Thirteen           Three
                                                                     Weeks Ended      Months Ended
                                                                    September 26,     September 30,
                                                                        1998              1997
                                                                    -------------     -------------

Net sales ......................................................      $53,059           $42,728

Cost of sales, excluding depreciation ..........................       43,940            34,106

Depreciation ...................................................        1,811             1,333
                                                                      -------           -------
             Gross profit ......................................        7,308             7,289


Selling and marketing expenses .................................          677               623

General and administrative expenses ............................        2,519             2,133

Amortization of goodwill .......................................          575               404
                                                                      -------           -------
             Income from operations ............................        3,537             4,129

Other expense(income), net......................................           30               (70)

Interest expense ...............................................        2,993             2,165
                                                                      -------           -------
             Income before income taxes ........................          514             2,034

Provision for income taxes .....................................          356               752
                                                                      -------           -------
Net income .....................................................      $   158           $ 1,282
                                                                      =======           =======

Net income per share, basic ....................................      $  0.03           $  0.26
                                                                      =======           =======
Net income per share, assuming dilution ........................      $  0.03           $  0.25
                                                                      =======           =======
Weighted average number of shares outstanding, basic ...........        5,119             5,021
                                                                      =======           =======
Weighted average number of shares outstanding, assuming dilution        5,195             5,109
                                                                      =======           =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and per share data)

                                                                     Twenty-Six           Six
                                                                     Weeks Ended      Months Ended
                                                                    September 26,     September 30,
                                                                        1998              1997
                                                                    -------------     -------------

Net sales ......................................................     $104,508           $70,357

Cost of sales, excluding depreciation ..........................       84,258            55,262

Depreciation ...................................................        3,677             2,138
                                                                      -------           -------
             Gross profit ......................................       16,573            12,957


Selling and marketing expenses .................................        1,324               911

General and administrative expenses ............................        5,090             4,296

Amortization of goodwill .......................................        1,135               589
                                                                      -------           -------
             Income from operations ............................        9,024             7,161

Other expense, net..............................................           78                89

Interest expense ...............................................        5,796             2,647
                                                                      -------           -------
             Income before income taxes ........................        3,150             4,425

Provision for income taxes .....................................        1,449             1,708
                                                                      -------           -------
Net income .....................................................      $ 1,701           $ 2,717
                                                                      =======           =======

Net income per share, basic ....................................      $  0.33           $  0.54
                                                                      =======           =======
Net income per share, assuming dilution ........................      $  0.33           $  0.54
                                                                      =======           =======
Weighted average number of shares outstanding, basic ...........        5,093             5,021
                                                                      =======           =======
Weighted average number of shares outstanding, assuming dilution        5,200             5,064
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


                                      Thirteen            Three Months            Twenty-Six            Six Months
                                    Weeks Ended               Ended               Weeks Ended              Ended
                                 September 26, 1998     September 30, 1997     September 26, 1998    September 30, 1997
                                 ------------------     ------------------     ------------------    ------------------

Net Income                             $ 158                 $1,282                  $1,701                $2,717
                                       =====                 ======                  ======                ======
Weighted average number of
  common shares used in  basic
  earnings per share                   5,119                  5,021                   5,093                 5,021
Effect of dilutive securities:
  Stock options                           72                     86                      98                    42
  Warrants                                 4                      2                       9                     1
                                       -----                  -----                   -----                 -----
Weighted average number of
  common shares and dilutive
  potential common stock used
  in diluted earnings per share        5,195                  5,109                   5,200                 5,064
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



                                      Thirteen             Three Months            Twenty-Six            Six Months
                                    Weeks Ended               Ended               Weeks Ended               Ended
                                 September 26, 1998     September 30, 1997     September 26, 1998    September 30, 1997
                                 ------------------     ------------------     ------------------    ------------------

Net Income                             $ 158                 $1,282                 $1,701                $2,717
Tax benefit from stock
  options exercised                       25                     10                    137                    10
Foreign currency
  translation adjustment               2,691                     57                  2,759                  (847)
                                      ------                 ------                 ------                ------
Comprehensive income                  $2,874                 $1,349                 $4,597                $1,880
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


                                         ----------------------------------------------------------------------
                                          GUARANTOR     NONGUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------

Current assets................           $ 58,367       $ 18,810       $  2,264      $     -        $ 79,441
                                          =======        =======        =======       ======         =======
Total assets..................           $148,610       $ 64,634       $ 13,708      $(8,642)       $218,310
                                          =======        =======        =======       ======         =======
Current liabilities...........           $ 32,631       $ 19,687       $(13,935)     $     -        $ 38,383
                                          =======        =======        =======       ======         =======
Total liabilities.............           $128,523       $ 50,786       $ (5,743)     $     -        $173,566
                                          =======        =======        =======       ======         =======
Revenues......................           $ 74,003       $ 33,585       $      -      $(3,080)       $104,508
                                          =======        =======        =======       ======         =======
Gross Profit..................           $ 11,723       $  4,850       $      -      $     -        $ 16,573
                                          =======        =======        =======       ======         =======
Income from operations........           $  7,439       $  3,709       $ (2,124)     $     -        $  9,024
                                          =======        =======        =======       ======         =======
Income before taxes...........           $  8,101       $  2,486       $ (7,437)     $     -        $  3,150
                                          =======        =======        =======       ======         =======
Net Income....................           $  4,795       $  1,373       $ (4,467)     $     -        $  1,701
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

     Gross Profit. Gross profit increased by $19,000 or 0.3% to $7.3 million for the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. The increase was primarily attributable to the inclusion of operations of SCFTI for the entire second quarter of fiscal year 1999, which contributed approximately $584,000 to gross profit. Additionally, the defense operations contributed approximately $600,000 of additional gross profit due the increased shipments under the Company's 120 millimeter mortar systems contract with the U.S. Army. These increases were offset by lower margins in Europe due to price reductions, and more significantly, approximately $1.2 million of one-time cost related to duplicative inspection of airbags required by customer specifications. The incremental costs resulting in this increase related to personnel in the operations in Hildesheim, Germany during the transition period in which, labor intense passenger airbag production was shifted to the Company's lower labor cost facility located in the Czech Republic. The Company does not expect these costs to reoccur in the future. The General Motors strike also adversely effected gross profit by approximately $1.1 million during the second quarter of fiscal year 1999. The strike impact was not only the loss of gross margin from lost sales during the second quarter of fiscal year 1999 but also the cost of additional personnel, which had been hired for the ramp up of certain programs that were delayed. These newly trained employees were not laid off because the Company anticipated a timely ending to the strike.

     Gross profit as a percentage of sales decreased to approximately 13.8% for the second quarter of fiscal year 1999 from 17.1% for the second quarter of fiscal year 1998. The decrease as a percentage of sales was primarily due to the historically lower gross margins at SCFTI. The textile industry generally produces margins in the range of 13% to 14% due to the capital intensive production process. The remainder of the decrease was due to the costs associated with the Company's relocation of German operations and the General Motors strike.

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

     Operating Income. Operating income decreased by $592,000 or 14.3% to $3.5 million for the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. The decrease was primarily attributable to the $1.2 million in costs incurred in the relocation of German operations and the approximately $1.1 million unfavorable impact of the General Motors strike partially offset by increased sales volumes of the European automotive operations, higher sales in the defense operations under the Company's 120 millimeter mortar systems contract with the U.S. Army and the inclusion of SCFTI for the entire second quarter of fiscal year 1999.

     Interest Expense. Interest expense increased $828,000 to $3.0 million for the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998. This increase was primarily attributable to the issuance of the Notes (as defined herein) the proceeds of which were used primarily to acquire SCFTI.

     Income Taxes. The income tax rate applied against pre-tax income was 69.3% for the second quarter of fiscal year 1999 compared to 37.0% for the second quarter of fiscal year 1998. The tax rate was lower during the second quarter of fiscal year 1998 due to the reversal of foreign tax reserves no longer needed during that period. The increase in tax rate during the second quarter of fiscal year 1999 was due to non-deductible goodwill at Valentec, coupled by a greater proportion of income from foreign sources, which have higher tax rates.

     Net Income. Net income decreased to $158,000 for the second quarter of fiscal year 1999 compared to $1.3 million for the second quarter of fiscal year 1998. This decrease is a result of the items discussed above, most notably the costs incurred in the Company's relocation of German operations coupled with the General Motors strike which in the aggregate reduced net income by approximately $1.2 million.

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

     Gross Profit. Gross profit increased by $3.6 million or 27.9% to $16.6 million for the first twenty-six weeks of fiscal year 1999 compared to the first six months of fiscal year 1998. The increase was primarily attributable to the inclusion of the operations of SCFTI for the entire first twenty-six weeks of fiscal year 1999, which contributed approximately $3.7 million to gross profit. The remaining increase was attributable to the increased shipments of the defense operations, which were partially offset by both lower margins in Europe due to price reductions and more significantly, approximately $1.2 million of one-time cost related to duplicative inspection of airbags required by customer specifications. The incremental costs resulting in this increase related to personnel in the operations in Hildesheim, Germany during the transition period in which, labor intense passenger airbag production was shifted to the Company's lower labor cost facility located in the Czech Republic. The Company does not expect these costs to reoccur in the future. The General Motors strike also adversely effected gross profit by approximately $1.3 million during the first twenty-six weeks of fiscal year 1999. The strike impact was not only the loss of gross margin from lost sales during the period, but also the cost of additional personnel, which had been hired for the ramp up of certain programs that were delayed. These newly trained employees were not laid off because the Company anticipated a timely ending to the strike.

     Gross profit as a percentage of sales decreased to approximately 15.9% for the first twenty-six weeks of fiscal year 1999 from 18.4% for the first six months of fiscal year 1998. The decrease as a percentage was primarily due to the historically lower gross margins at SCFTI. The textile industry generally produces margins in the range of 13% to 14% due to the capital intensive production process. The remainder of the decrease was due to the costs associated with the Company's relocation of German operations and the General Motors strike.

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

     Operating Income. Operating income increased by $1.9 million or 26.0% to $9.0 million for the first twenty-six weeks of fiscal year 1999 compared to the first six months of fiscal year 1998. The increase was primarily attributable to the inclusion of SCFTI and Valentec for the entire first twenty-six weeks of fiscal year 1999, which contributed approximately $2.5 million. The remaining increase was due to the increased sales volumes in Europe and higher sales in the defense operations under the Company's 120 millimeter mortar systems contract with the U.S. Army. These increases were offset by both the unfavorable impact of the General Motors strike of approximately $1.3 million and the costs incurred in the Company's relocation of German operations of approximately $1.2 million.

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

     Net Income. Net income decreased to $1.7 million for the first twenty-six weeks of fiscal year 1999 compared to $2.7 million for the first six months of fiscal year 1998. This decrease is a result of the items discussed above, most notably the General Motors strike which was a reduction to net income of approximately $750,000 and the relocation of German operations of approximately $650,000.

LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business continues to grow, its equipment and working capital requirements are also expected to continue to increase. The Company expects to fund this growth through a combination of cash flow from operations, equipment financing, revolving credit borrowings and the proceeds from potential future Company public and/or private offerings.

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

Risk

     The Company relies on third party suppliers for raw materials, utilities, and other critical services. The Company's operations could be affected by the interruption of significant suppliers. The Company is in the process of evaluating the status of suppliers' compliance with year 2000 issues and is in the process of determining alternatives and contingency plan requirements. The cost of this evaluation is expected to be nominal, however, there can be no assurance that such cost will not be material. In the event that its current vendors are unable to certify that they will be Year 2000 compliant by the middle of calendar 1999 or if such suppliers are unable to certify that their failure to be Year 2000 compliant will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors. There can be no assurance that the Company will be able to find suppliers which are acceptable to the Company and its customers.

     The Company also is dependent on customers for sales and for cash flow. Interruptions in customers' operations due to Year 2000 problems could result in decreased revenue, increased inventory and cash flow reductions. The Company has initiated efforts to evaluate its customers' Year 2000 risks, as well as developing alternative sales strategies. The cost of this evaluation is expected to be nominal, however, there can be no assurance that such cost will not be material.

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


                      SAFETY COMPONENTS INTERNATIONAL, INC.
                                       (Registrant)



DATED: February 9, 1999                   BY:  /s/ JEFFREY J. KAPLAN
                                           ----------------------------
                                           Jeffrey J. Kaplan
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)