Form 10-Q
period 1998-12-26
SAFETY COMPONENTS INTERNATIONAL INC
filed 1999-02-10
CIK 918964

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1998

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


                     Yes  [X]          No  [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of February 5, 1998, was 5,136,316.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                                     PART I

                              FINANCIAL INFORMATION

     The unaudited consolidated financial information at December 26, 1998 and for the thirteen and thirty-nine week period ended December 26, 1998 and the audited consolidated financial information at March 28, 1998 relate to Safety Components International, Inc. and its subsidiaries.


ITEM 1.    FINANCIAL STATEMENTS                                            PAGE

           Consolidated Balance Sheets as of December 26, 1998
           and March 28, 1998                                               3

           Consolidated Statements of Operations for the
           thirteen weeks ended December 26, 1998 and the
           three months ended December 31, 1997                             4

           Consolidated Statements of Operations for the
           thirty-nine weeks ended December 26, 1998 and the
           six months ended December 31, 1997                               5

           Consolidated Statements of Cash Flows for the
           thirty-nine weeks ended December 26, 1998 and the
           six months ended December 31, 1997                               6


           Notes to Consolidated Financial Statements                       7


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   15


ITEM 3.    QUANTATIVE AND QUALATATIVE DISCLOSURES
           ABOUT MARKET RISK                                               21

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                        22

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                22

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                          22

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                         22

ITEM 5.           OTHER INFORMATION                                        22

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                         22

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                            December 26,    March 28,
                                                                                1998           1998
                                                                            ------------     --------
ASSETS
Current assets:
             Cash and cash equivalents ..................................    $  1,437        $ 6,049
             Accounts receivable, net ...................................      52,492         39,208
             Inventories ................................................      25,077         19,935
             Receivable from affiliate...................................       2,726              -
             Prepaid and other ..........................................       4,296          4,196
                                                                             --------       --------
                          Total current assets ..........................      86,028         69,388

Property, plant and equipment, net ......................................      72,276         66,279
Receivable from affiliate ...............................................           -          1,206
Intangible assets, net ..................................................      59,675         55,923
Other assets ............................................................       5,006          6,101
                                                                             --------       --------
                          Total assets ..................................    $222,985       $198,897
                                                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable ...........................................     $28,523        $23,009
             Earnout payable ............................................       2,279          1,958
             Accrued liabilities ........................................      12,600         12,558
             Current portion of long-term obligations ...................       4,043          2,375
                                                                             --------       --------
                          Total current liabilities .....................      47,445         39,900


Long-term obligations ...................................................      39,690         24,739
Senior subordinated debt ................................................      90,000         90,000
Other long-term liabilities .............................................       5,455          5,064
                                                                             --------       --------
                          Total liabilities .............................     182,590        159,703
                                                                             --------       --------

Commitments and contingencies

Stockholders' equity:
             Preferred stock: $.10 par value per share - 2,000,000 shares authorized;  no shares outstanding at
                    December 26, 1998 and March 28, 1998, respectively...           -              -

             Common stock:  $.01 par value per share - 10,000,000 shares authorized; 6,626,508 and 6,538,075 shares issued and
                    5,133,816 and 5,045,383 shares outstanding at
                    December 26, 1998 and March 28, 1998, respectively...          66             65

             Common stock warrants ......................................           1              1
             Additional paid-in-capital .................................      45,221         44,040
             Treasury stock, 1,492,692 shares at December 26, 1998
                    and March 28, 1998, at cost .........................     (15,439)       (15,439)
             Retained earnings ..........................................      13,121         15,191
             Cumulative translation adjustment ..........................      (2,575)        (4,664)
                                                                             --------       --------
                          Total stockholders' equity ....................      40,395         39,194
                                                                             --------       --------
                          Total liabilities and stockholders' equity ....    $222,985       $198,897
                                                                             ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except share and per share data)

                                                                      Thirteen           Three
                                                                     Weeks Ended      Months Ended
                                                                    December 26,     December 31,
                                                                        1998              1997
                                                                    -------------     -------------

Net sales ......................................................      $61,056           $47,370

Cost of sales, excluding depreciation ..........................       54,356            38,370

Depreciation ...................................................        2,049             1,517
                                                                      -------           -------
             Gross profit ......................................        4,651             7,483


Selling and marketing expenses .................................        1,005               357

General and administrative expenses ............................        4,752             1,927

Amortization of goodwill .......................................          612               474
                                                                      -------           -------
             Income (loss) from operations .....................       (1,718)            4,725

Other expense(income), net......................................        1,136               (10)

Interest expense ...............................................        3,192             2,726
                                                                      -------           -------
             Income (loss) before income taxes .................       (6,046)            2,009

Provision (benefit) for income taxes ...........................       (2,274)              623
                                                                      -------           -------
Net income (loss)...............................................      $(3,772)          $ 1,386
                                                                      =======           =======

Net income (loss) per share, basic .............................      $ (0.74)          $  0.28
                                                                      =======           =======
Net income (loss) per share, assuming dilution .................      $ (0.73)          $  0.27
                                                                      =======           =======
Weighted average number of shares outstanding, basic ...........        5,127             5,031
                                                                      =======           =======
Weighted average number of shares outstanding, assuming dilution        5,200             5,188
                                                                      =======           =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and per share data)

                                                                     Thirty-nine           Six
                                                                     Weeks Ended      Months Ended
                                                                     December 26,     December 31,
                                                                         1998             1997
                                                                    -------------     -------------

Net sales ......................................................     $165,564          $117,727

Cost of sales, excluding depreciation ..........................      138,614            93,632

Depreciation ...................................................        5,726             3,655
                                                                      -------           -------
             Gross profit ......................................       21,224            20,440


Selling and marketing expenses .................................        2,480             1,268

General and administrative expenses ............................        9,691             6,223

Amortization of goodwill .......................................        1,747             1,063
                                                                      -------           -------
             Income from operations ............................        7,306            11,886

Other expense, net..............................................        1,213                79

Interest expense ...............................................        8,989             5,373
                                                                      -------           -------
             Income (loss) before income taxes .................       (2,896)            6,434

Provision (benefit) for income taxes ...........................         (826)            2,331
                                                                      -------           -------
Net income (loss)...............................................      $(2,070)          $ 4,103
                                                                      =======           =======

Net income (loss) per share, basic .............................      $ (0.41)          $  0.82
                                                                      =======           =======
Net income (loss) per share, assuming dilution .................      $ (0.40)          $  0.80
                                                                      =======           =======
Weighted average number of shares outstanding, basic ...........        5,104             5,024
                                                                      =======           =======
Weighted average number of shares outstanding, assuming dilution        5,206             5,125
                                                                      =======           =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                       Thirty-nine          Nine
                                                                       Weeks Ended      Months Ended
                                                                       December 26,     December 31,
                                                                          1998              1997
                                                                      -------------     ------------

Net cash (used in) provided by operating activities .............       $ (7,365)        $  7,529
                                                                        --------         --------
Cash Flows From Investing Activities:
         Additions to property, plant and equipment .............        (11,686)          (8,966)
         Acquisition and costs of Phoenix Airbag ................         (1,958)          (2,455)
         Acquisition costs for Valentec .........................           (502)          (1,021)
         Advances to Valentec prior to acquisition ..............              -           (1,215)
         Acquisition costs of SCFT ..............................           (242)         (58,905)
                                                                        --------          -------
              Net cash used in investing activities .............        (14,388)         (72,562)
                                                                        --------          -------
Cash Flows From Financing Activities:
         Net proceeds from Notes.................................              -           86,265
         Proceeds from KeyBank term note ........................              -           15,000
         Proceeds from Bank Austria mortgage ....................              -            7,500
         Proceeds from Transamerica financing ...................              -            2,000
         Repayment of Bank of America NT&SA term note ...........              -          (16,812)
         Repayment of KeyBank term note..........................              -          (15,000)
         Proceeds of KeyBank equipment note......................         10,000                -
         Excersise of stock options..............................          1,056               90
         Repayments of debt and long-term obligations............         (2,406)          (9,998)
         Net(repayments) borrowing on revolving credit facility..          9,024           (2,931)
                                                                        --------          -------
              Net cash provided by financing activities..........         17,674           66,114
                                                                        --------          -------
Effect of exchange rate changes on cash .........................           (533)            (409)
                                                                        --------          -------
Change in cash and cash equivalents .............................         (4,612)             672
Cash and cash equivalents, beginning of period ..................          6,049            8,320
                                                                        --------          -------
Cash and cash equivalents, end of period ........................       $  1,437          $ 8,992
                                                                        ========          =======

Supplemental disclosure of cash flow information:
     Cash paid during period for:
          Interest ..............................................       $  6,575          $ 1,285
          Income taxes ..........................................            391          $   376

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

     On August 6, 1996, Automotive Safety Components International, Inc., a wholly-owned subsidiary of the Company, acquired 80% of the outstanding capital stock of ASCI GmbH & Co. KG (formerly known as Phoenix Airbag GmbH & Co. KG " ASCI GmbH"). ASCI GmbH was a corporation organized under the laws of the Republic of Germany, and at the time of the acquisition, was a wholly owned subsidiary of Phoenix Aktiengesellschaft ("Phoenix AG") in Hamburg, Germany. The purchase from Phoenix AG was made in accordance with the terms and conditions of the Agreement Concerning the Sale and Transfer of all the Shares in Phoenix Airbag GmbH dated June 6, 1996, as amended (the "Agreement"). In accordance with the terms of the Agreement, the Company is required to pay additional purchase price to Phoenix AG if ASCI GmbH meets certain annual performance targets for calendar years 1996, 1997 and 1998. The final annual performance targets for 1998 were met and approximately $2.3 million of additional purchase price is included in accrued liabilities at December 26, 1998, which is payable on or before April 30, 1999. During the third quarter of fiscal year 1999 the Company reevaluated its strategic decision to exit the manufacturing of airbags within Hildesheim, Germany. The original plan called for the closure and move of the entire manufacturing operation to the Company's Czech Republic and United Kingdom production facilities. While the Company accomplished the move of substantially all of the labor-intensive passenger airbags, the Company has now decided not to move the remaining automated airbags, primarily driver and side impact bags. The Company has identified a new facility within Germany near the existing facility. The decision to remain in Germany is based on current and anticipated program delivery commitments. The Company believes this new facility will be more cost effective than its existing German facility.

Effective as of May 22, 1997, the Company acquired all of the outstanding capital stock of Valentec International Corporation ("Valentec") in a tax-free stock-for-stock exchange (the "Valentec Acquisition"). Valentec is a high-volume manufacturer of stamped and precision-machined products for the automotive, commercial and defense industries. Valentec was the Company's largest shareholder immediately prior to the Valentec Acquisition owning approximately

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


27%, or 1,379,200 shares of the issued and outstanding shares of common stock, $.01 par value per share, of the Company (the "Common Stock"). In connection with the Valentec Acquisition, the Company issued an aggregate of 1,369,200 newly issued shares of Common Stock to the shareholders of Valentec. The Valentec Acquisition was accounted for as a purchase. The purchase price aggregated approximately $15.2 million, including estimated direct acquisition costs of approximately $1.4 million. In addition, the Company advanced Valentec approximately $1.3 million for the purpose of funding operations prior to the Valentec Acquisition. The operations of Valentec are included in the accounts of the Company for the entire thirty-nine week period ended December 26, 1998 and beginning on May 22, 1997 for the nine-month period ended December 31, 1997. Management of the Company allocated the purchase consideration for Valentec assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $19.9 million will be amortized over twenty-five years on a straight-line basis.

On July 24, 1997, the Company, through a newly-formed, wholly-owned subsidiary, Safety Components Fabric Technologies, Inc. ("SCFTI"), acquired ("the JPS Acquisition") all of the assets and assumed certain liabilities of the Air Restraint/Technical Fabrics Division of JPS Automotive L.P. SCFTI is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications. The JPS Acquisition was accounted for as a purchase. The purchase price aggregated approximately $58.9 million, after giving effect to post-closing adjustments. The purchase price also included the repayment of approximately $650,000 of capital lease obligations, direct acquisition costs of approximately $1.0 million, and approximately $1.2 million for the purchase of a building in conjunction with the JPS Acquisition. The operations of SCFTI are included in the accounts of the Company for the entire thirteen and thirty-nine week periods ended December 26, 1998 and beginning on July 24, 1997 for the three and nine-month periods ended December 31, 1997. Management of the Company allocated the purchase consideration for SCFTI assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $19.2 million will be amortized over forty years based on a straight-line method.

Additionally, on December 22, 1997, the Company acquired all of the issued and outstanding capital stock of CSSC, Inc. (formerly known as Champion Sales and Service Company) ("Champion") for an aggregate amount of $3.4 million, including direct acquisition costs of approximately $125,000 (the "Champion Transaction"). In conjunction with the Champion Transaction, the Company entered into a management services agreement with the former shareholders of Champion. The terms of such management services agreement prohibit the Champion shareholders from competing with certain businesses of the Company for a period of five years. Each such management services agreement also provides that the Company has the option, in its sole discretion, to extend the non-competition period for three successive five-year periods, upon payment of a nominal extension fee. Accordingly, the Company has allocated the purchase consideration to these non-compete agreements. In connection with the Champion Transaction, the Company also entered into a definitive Put Agreement (the "Put Transaction")

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



with an associate of Champion (the "Associate") who had the right to a portion of any of the sales commissions actually received by Champion. Pursuant to the Put Transaction, the Associate had the option to put to the Company, subject to certain conditions, all of the issued and outstanding capital stock of Duchi & Associates, Inc., an affiliated entity, for a put price of $740,000. The Put Transaction included (as a condition to its exercise), a twenty year management services agreement and non-compete agreement between the Company and the Associate. At December 26, 1998, the Company anticipated that the Put Transaction would be exercised, and accordingly, recorded $740,000 as an intangible asset and accrued for the Put Transaction as part of accrued liabilities, during fiscal year 1998. The Associate exercised his put option on January 13, 1999.


NOTE  2  COMPOSITION OF CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS
         (in thousands)



                                                                     December 26, 1998       March 28, 1998
                                                                     ------------------       --------------
Accounts receivable:
      Billed receivables                                                 $ 43,741                $29,034
      Unbilled receivables (net of unliquidated progress
      payments of $12,1666 and $12,795 at December 26, 1998 and
      March 28, 1998, respectively)                                         7,410                  8,759
      Other                                                                 1,341                  1,415
                                                                          -------                -------
                                                                          $52,492                $39,208
                                                                          =======                =======

Inventories:
      Raw materials                                                       $ 8,822                $ 6,072
      Work-in-process                                                       9,850                  6,743
      Finished goods                                                        6,405                  7,120
                                                                          -------                -------
                                                                          $25,077                $19,935
                                                                          =======                =======

Property, plant and equipment:
      Land and building                                                   $11,373                $ 9,134
      Machinery and equipment                                              75,294                 65,846
                                                                          -------                -------
                                                                           86,667                 74,980
      Less -  accumulated depreciation and amortization                   (14,391)                (8,701)
                                                                          -------                -------
                                                                          $72,276                $66,279
                                                                          =======                =======

NOTE  3  LONG-TERM OBLIGATIONS (in thousands)



                                                                    December 26, 1998          March 28, 1997
                                                                    ------------------          --------------

Senior Subordinated Notes due July 15, 2007, bearing
  interest at 10 1/8%                                                     $90,000                 $ 90,000

KeyBank and Fleet Bank revolving credit facility due
  May 5, 2002, bearing interest at 1.0% over LIBOR                         23,200                   14,176

KeyCorp equipment note due July 10, 2005, bearing interest
  at 7.09%                                                                  9,505                      -

Bank Austria mortgage note, due March 31, 2007, bearing
  interest at 1.0% over LIBOR                                               6,375                    7,125

Note payable, principal due in annual installments of $212
  beginning January 12, 1999 to January 12, 2002, with
  interest at 7.22% in semiannual installments, secured by
  assets of the Company's United Kingdom subsidiary                           836                      847

Capital equipment notes payable, due in monthly installment
  with interest at 8.53% to 16.0% maturing at various rates
  through June 2002, secured by machinery and equipment                     3,817                    4,966
                                                                         --------                 --------
                                                                          133,733                  117,114
Less - current portion                                                     (4,043)                  (2,375)
                                                                         --------                 --------
                                                                         $129,690                 $114,739
                                                                         ========                 ========

On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrue from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company made a semi-annual interest payment on July 15, 1998 to the holders for an aggregate of $4.6 million. The Company had also accrued through December 26, 1998, as part of

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

accrued liabilities, approximately $4.1 million of interest, which was paid on January 15, 1999 as part of the next semi-annual payment. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors (as defined herein). All of the Company's direct and indirect wholly owned domestic subsidiaries are Guarantors.

The Company, ASCI GmbH and Automotive Safety Components International Limited, a wholly-owned subsidiary of the Company organized under the laws of the United Kingdom, entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended to date (the "Credit Agreement"). The Credit Agreement, as amended, consists of a $40.0 million revolving credit facility for a five year term ($23.2 million outstanding as of December 26, 1998), bearing interest at LIBOR (5.62875% as of December 26, 1998) plus 1.00% with a commitment fee of 0.25% per annum for any unused portion. The initial proceeds from KeyBank were used to repay the Bank of America NT&SA term loan and revolving credit facility. KeyBank was subsequently repaid with the proceeds from the Offering. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and will be charged to operations over the expected term of the Credit Agreement not to exceed 5 years. On July 30, 1998, the Company and KeyBank entered into
Amendment No. 3 to the Credit Agreement to increase the limits on certain capital expenditures and lease covenants. On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank each provide fifty percent of the financing available under the Credit Agreement and KeyBank will remain as acting agent. In February 1999, the Credit Agreement was amended to reduce the required ratio of Total Senior Funded Debt to EBITDA (as each such term is defined in the Credit Agreement) from 1.5 to 1.0 for the period from October 1, 1998 through May 31, 2002 to 2.4 to 1.0 for the period from October 1, 1998 through December 31, 1998 and 1.5 to 1.0 for the period from January 1, 1999 through May 31, 2002. The Company has used and will continue to use the revolving credit facility to fund working capital. Letters of credit outstanding were $4.1 million and $3.4 million at December 26, 1998 and March 28, 1998, respectively. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

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

During fiscal year 1997, the Company entered into a sale-leaseback of certain equipment, which is accounted for as a capital lease. The Company received proceeds (which approximated the carrying value of the asset at the time of sale) of approximately $1.5 million; no gain or loss was recorded in connection with this transaction. The agreement requires that specified machinery and equipment used in the Company's operations be pledged as collateral, among other criteria. The Company imputed interest at 9% per annum.



NOTE 4 - RECONCILIATION TO DILUTED EARNINGS PER SHARE (in thousands)

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                      Thirteen            Three Months            Thirty-nine            Six Months
                                    Weeks Ended               Ended               Weeks Ended               Ended
                                 December 26, 1998      December 31, 1997      December 26, 1998      December 31, 1997
                                 -----------------      -----------------      -----------------      -----------------

Net Income                           $(3,772)                $1,386                 $(2,070)               $4,103
                                     =======                 ======                  ======                ======
Weighted average number of
  common shares used in  basic
  earnings per share                   5,127                  5,031                   5,104                 5,024
Effect of dilutive securities:
  Stock options                           69                    152                      95                    98
  Warrants                                 4                      5                       7                     3
                                       -----                  -----                   -----                 -----
Weighted average number of
  common shares and dilutive
  potential common stock used
  in diluted earnings per share        5,200                  5,188                   5,206                 5,125
                                       =====                  =====                   =====                 =====



Options on approximately 306,000 and 99,000 shares of common stock were not included in computing diluted earnings per share as of December 26, 1998 and December 31, 1997, respectively, because their effects were antidilutive.

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



                                      Thirteen             Three Months            Thirty-nine           Six Months
                                    Weeks Ended               Ended                Weeks Ended              Ended
                                 December 26, 1998       December 31, 1997      December 26, 1998     December 31, 1997
                                 -----------------       -----------------      -----------------     -----------------

Net Income                           $(3,772)                $1,386                $(2,070)               $4,103
Tax benefit from stock
  options exercised                       24                     11                    161                    21
Foreign currency
  translation adjustment                (670)                   311                  2,089                  (593)
                                      ------                 ------                 ------                ------
Comprehensive income                 $(4,418)                $1,708                 $  180                $3,531
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

                                                 Pro Forma          Pro Forma
                                               December 31,         March 28,
                                                   1998               1998
                                               -------------      --------------
                                                (unaudited)        (unaudited)

Revenues                                         $142,231            $194,635
Net sales                                        $  3,547            $  5,420
Net income per common share, basic               $   0.71            $   1.08
Net income per common share, assuming dilution   $   0.69            $   1.05

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 7 - SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly owned domestic operating subsidiaries and certain of its indirect domestic wholly owned subsidiaries (the "Guarantors"). Certain condensed consolidating information of the guarantors are presented below as of December 26, 1998.


                                         ----------------------------------------------------------------------
                                          GUARANTOR     NONGUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------

Current assets................           $ 60,152       $ 23,168       $  2,708      $     -        $ 86,028
                                          =======        =======        =======       ======         =======
Total assets..................           $151,506       $ 68,987       $ 11,012      $(8,520)       $222,985
                                          =======        =======        =======       ======         =======
Current liabilities...........           $ 37,074       $ 25,289       $(14,918)     $     -        $ 47,445
                                          =======        =======        =======       ======         =======
Total liabilities.............           $129,705       $ 55,993       $ (3,108)     $     -        $182,590
                                          =======        =======        =======       ======         =======
Revenues......................           $114,153       $ 56,616       $      -      $(5,205)       $165,564
                                          =======        =======        =======       ======         =======
Gross profit..................           $ 15,588       $  5,636       $      -      $     -        $ 21,224
                                          =======        =======        =======       ======         =======
Income from operations........           $  7,291       $  3,978       $ (3,963)     $     -        $  7,306
                                          =======        =======        =======       ======         =======
Income (loss) before taxes....           $  7,390       $  2,225       $(12,511)     $     -        $ (2,896)
                                          =======        =======        =======       ======         =======
Net income (loss).............           $  4,235       $  1,335       $ (7,640)     $     -        $ (2,070)
                                          =======        =======        =======       ======         =======

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     During the third quarter of fiscal year 1999 the Company reevaluated its strategic decision to exit the manufacturing of airbags within Hildesheim, Germany. The original plan called for the closure and move of the entire manufacturing operation to the Company's Czech Republic and United Kingdom production facilities. While the Company accomplished the move of substantially all of the labor-intensive passenger airbags, the Company has now decided not to move the remaining automated airbags, primarily driver and side impact bags. The Company has identified a new facility within Germany near the existing facility. The decision to remain in Germany is based on current and anticipated program delivery commitments. In association with this decision, the Company reviewed the costs charged to the established reserves for the exit plan and decided it more appropriate to charge $1.2 million of these costs, previously charged to the reserve, to the second quarter operations of fiscal year 1999. The Company believes this new facility will be more cost effective than its existing German facility, and the Company will be able to retain a majority of its employees thereby leaving intact a knowledge base for the future manufacture of airbags. The decision to remain in Germany is based on current and anticipated program delivery commitments. The Company also plans to commence construction of a new facility in Poland in addition to expanding its existing facilities in Europe to meet the future requirements of its customers.

     THIRD QUARTER ENDED December 26, 1998 COMPARED TO THIRD QUARTER ENDED December 31, 1997

     Net Sales. Net sales increased by $13.7 million or 28.9% to $61.1 million for the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998. The increase was primarily attributable to increased sales volumes of $11.2 million in the European automotive operations, principally ASCI GmbH. The European operations sales volumes for the third quarter of fiscal year 1999 grew 25% as compared to the second quarter of fiscal year 1999, and 115% as compared to the third quarter of fiscal year 1998. The remaining increase in sales during the third quarter of fiscal year 1999 was due to an increase in sales of $5.9 million in the defense operations resulting from the resumption in delivery under the Company's 120 millimeter mortar systems contract with the U.S. Army. This increase was offset by lower sales of $3.4 million in the Company's automotive metal components operations at Valentec, due to contract disputes and subsequent loss of such contracts.

     Gross Profit. Gross profit decreased by $2.8 million or 37.9% to $4.7 million for the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998. The decrease was primarily attributable to the European operations, Valentec, SCFTI and to a lesser extent North American airbag operations. The Company incurred $1.2 million of one-time costs associated with the move of labor intensive passenger airbag lines from its German facility to its lower labor cost Czech Republic facility. These costs primarily included, but are not limited to, duplicate personnel, increased scrap costs and excessive freight costs between the facilities. The European operating margins also suffered during the third quarter of fiscal year 1999 due to the initial ramp up phase of new programs and increased volumes. The decrease in gross profit at Valentec in the third quarter of fiscal 1999 compared to the third quarter of 1998 was approximately $1.2 million such decrease resulted from lost margin on lost sales. Gross profit at SCFTI for third quarter of fiscal 1999, was approximately $1.2 million lower than the third quarter of fiscal year 1998 primarily due to product mix and reduced shipments as a result of certain customers reassessing inventory levels. Gross profit at the North American airbag operations for third quarter of fiscal 1999 was approximately $0.3 million less than the third quarter of fiscal year 1998 as a result of ramp up costs associated with new programs.

     Gross profit as a percentage of sales decreased to approximately 7.6% for the third quarter of fiscal year 1999 from 15.8% for the third quarter of fiscal year 1998. The decrease as a percentage of sales was due to the items discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.5 million or 152.1% to $5.8 million for the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998. The Company wrote off $1.4 million of receivables associated with a contract dispute at Valentec. A majority of this receivable was from revenues recognized during fiscal year 1998. Selling costs increased $0.6 million due to increased commissions in the North American airbag operations and additional sales persons at SCFTI and Valentec. Selling, general and administrative expenses as a percentage of sales increased to 9.4% for the third quarter of fiscal year 1999 from 4.8% for the third quarter of fiscal year 1998 due to the above items.

     Operating Income. Operating income decreased by $6.4 million or 136.4% to a loss of $1.7 million for the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998. The decrease was primarily attributable to the items discussed above.

     Other Expense. Other expenses during the third quarter of fiscal year 1999 primarily consisted of a write-off of an investment of approximately $0.5 million and write-down of fixed assets held for sale of approximately $0.7 million. The investment, made in early fiscal year 1997 in an unaffiliated company, related to a specific type of airbag fabric, which the Company no longer believes will yield any future benefits. The write-down of an asset held for sale, purchased in fiscal year 1998, related to a specific line of business at Valentec where sales did not materialize and accordingly the Company has decided to sell the related assets.

     Interest Expense. Interest expense increased $0.5 million to $3.2 million for the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998. This increase was primarily attributable to the increase in debt under the Company's revolving credit facility and the KeyCorp financing agreement, defined herein.

     Income Taxes. The effective income tax rate on pre-tax loss was 37.6% for the third quarter of fiscal year 1999 compared to a 31.0% effective tax rate on pre-tax income for the third quarter of fiscal year 1998. The tax rate was lower during the third quarter of fiscal year 1998 due to the reversal of foreign tax reserves no longer needed during that period.

     Net Income. Net income decreased to a loss of $3.8 million for the third quarter of fiscal year 1999 compared to income of $1.4 million for the third quarter of fiscal year 1998. This decrease resulted from the items discussed above.

     Thirty-nine Weeks Ended December 26, 1998 Compared to Nine months Ended December 31, 1997

     Net Sales. Net sales increased by $47.8 million or 40.6% to $165.6 million for the first thirty-nine weeks of fiscal year 1999 compared to the first nine months of fiscal year 1998. The increase was primarily attributable to the inclusion of the operations of SCFTI for the full thirty-nine week period, increased sales volume in Europe, and increased sales in the defense operations, offset by lower sales at Valentec. SCFTI was acquired on July 24, 1997 and included in the Company's entire first thirty-nine weeks of fiscal year

1999, whereas SCFTI was only included for approximately five of the first nine months of fiscal year 1998. Sales at SCFTI were approximately $22.6 million higher for the first thirty-nine weeks of fiscal year 1999 compared to the first nine months of fiscal year 1998. Valentec was acquired effective as of May 22, 1997 and included in the Company's entire thirty-nine weeks of fiscal year 1999, whereas Valentec was included for only approximately seven of the first nine months of fiscal year 1998. Sales at Valentec decreased approximately $1.3 million for the first thirty-nine weeks of fiscal year 1999 as compared to the first nine months of fiscal year 1998. European automotive operations sales increased approximately $17.1 million during the first thirty-nine weeks of fiscal year 1999 due to increased volumes. The European operations grew 25% during the third quarter of fiscal year 1999, and 50% during the first thirty-nine weeks of fiscal year 1999 as compared to the third quarter of fiscal year 1998 and the first nine months of fiscal year 1998, respectively. Defense sales increased approximately $11.1 million for first thirty-nine weeks of fiscal year 1999 compared to the first nine months of fiscal year 1998 due to the resumption in delivery under the Company's 120 millimeter mortar systems contract with the U.S. Army. The decrease in sales at Valentec was primarily the result of the contract disputes and subsequent loss of such contracts, offset by the inclusion of Valentec for the additional two months. The increase in sales was also offset in part by the effects of the General Motors strike and price decreases to the Company's customers. Sales of airbag fabric, cushions and metal components to suppliers of General Motors were significantly reduced during the first thirty-nine weeks of fiscal year 1999. The total impact on sales of the GM strike during the first thirty-nine weeks of fiscal year 1999 was approximately $4.5 million.

     Gross Profit. Gross profit increased by $0.8 million or 3.8% to $21.2 million for the first thirty-nine weeks of fiscal year 1999 compared to the first nine months of fiscal year 1998. The increase was primarily attributable to the inclusion of the operations of SCFTI for the entire first thirty-nine weeks of fiscal year 1999, which contributed approximately an additional $2.5 million to gross profit, net of gross profit reductions of approximately $1.2 million during the third quarter of fiscal year 1999. The decrease in gross profit at SCFTI during the third quarter of fiscal year 1999 was primarily due to product mix and reduced shipments as a result of certain customers reassessing inventory levels. Gross profit in the Defense operations increased approximately $1.5 million for first thirty-nine weeks of fiscal year 1999 compared to the first nine months of fiscal year 1998 primarily due to the resumption in delivery under the Company's 120 millimeter mortar systems contract with the U.S. Army. These increases were offset by decreases in the gross profit in the European operations of approximately $1.8 million, in Valentec of approximately $1.0 million and in North American airbag operations of approximately $0.3 million. Within the European operations, the Company incurred approximately $2.4 million of costs associated with the move of labor intensive passenger airbag lines from the German facility to its lower labor cost Czech Republic facility, partially offset by the increase in sales volume. These costs included, but were not limited to, contract laborers, duplicate personnel, increased scrap costs and excessive freight costs between the facilities. The European operating margins also suffered during the first thirty-nine weeks of fiscal year 1999 due to the initial ramp up phase of new programs. Gross profit also decreased at Valentec primarily as a result of lost margin on lost sales during the third quarter of fiscal year 1999 of approximately $1.2 million. Gross profit in the North American airbag operations was approximately $0.3 million less than the first nine months of fiscal year 1998 as a result of ramp up costs associated with new programs. Additionally, the impact of the General Motors strike on gross profit of the Company was approximately $1.3 million during the first thirty-nine weeks of fiscal year 1999. The strike resulted in the loss of gross margin from lost sales during the period, and the incurrence of costs of additional personnel hired for the ramp up of certain programs that were delayed. These newly trained employees were not laid because the Company anticipated a timely ending to the strike.

     Gross profit as a percentage of sales decreased to approximately 12.8% for the first thirty-nine weeks of fiscal year 1999 from 17.4% for the first nine months of fiscal year 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.7 million or 62.5% to $12.2 million for the first thirty-nine weeks of fiscal year 1999 compared to the first nine months of fiscal year 1998. Increased selling, general and administrative expenses resulted primarily from the inclusion of SCFTI and Valentec for the entire period during fiscal year 1999. The Company also wrote off $1.4 million of receivables associated with a contract dispute at Valentec. Selling, general and administrative expenses as a percentage of sales increased to 7.4% for the first thirty-nine weeks of fiscal year 1999 from 6.4% for the first nine months of fiscal year 1998 primarily due to the $1.4 million write off of receivables.

     Operating Income. Operating income decreased by $4.6 million or 38.5% to $7.3 million for the first thirty-nine weeks of fiscal year 1999 compared to the first nine months of fiscal year 1998. The decrease was primarily attributable to the items discussed above.

     Other Expense. Other expenses during the first thirty-nine weeks of fiscal year 1999 primarily consisted of a write-off of an investment of approximately $0.5 million and write-down of fixed assets held for sale of approximately $0.7 million during the third quarter. The investment, made in early fiscal year 1997 in an unaffiliated company, related to a specific type of airbag fabric, which the Company no longer believes will yield any future benefits. The write-down of an asset held for sale, purchased in fiscal year 1998, related to a specific line of business at Valentec where sales did not materialize and accordingly the Company has decided to sell the related assets.

     Interest Expense. Interest expense increased $3.6 million to $9.0 million for the first thirty-nine weeks of fiscal year 1999 compared to the first nine months of fiscal year 1998. This increase was primarily attributable to the issuance of the Notes, the proceeds of which were used primarily to acquire SCFTI, and an increase in debt under the Company's revolving credit facility and the KeyCorp financing agreement.

     Income Taxes. The effective income tax rate on pre-tax loss was 28.5% for the first thirty-nine weeks of fiscal year 1999 compared to an effective income tax rate of 36.2% on pre-tax income for the first nine months of fiscal year 1998. The tax benefit rate was lower during the first thirty-nine weeks of fiscal year 1999 due to income at higher foreign tax rates and the majority of losses at lower domestic rates. Additionally, the tax rate was impacted by the non-deductible goodwill amortization at Valentec.

     Net Income. Net income decreased to a loss of $2.1 million for the first thirty-nine weeks of fiscal year 1999 compared to a gain of $4.1 million for the first nine months of fiscal year 1998. This decrease resulted from items discussed above.


Liquidity and Capital Resources

     As the Company's business continues to grow, its equipment and working capital requirements are also expected to continue to increase. The Company expects to fund this growth through a combination of cash flow from operations, equipment financing, revolving credit borrowings and the proceeds from potential future Company public offerings and/or private placements.

     The Company's investment banker, BT Wolfensohn, a division of BT Alex Brown, Inc., has been reviewing strategic alternatives for the Company, including the possible sale of the Company or the placement of additional equity and debt capital. A special committee of the Company's Board of Directors has been formed to review all such alternatives. There can be no assurance that any transaction will be consummated.

     The Company, ASCI GmbH and Automotive Safety Components International entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended to date (the "Credit Agreement"). The Credit Agreement, as amended, consists of a $40.0 million revolving credit facility for a five year term ($23.2 million outstanding as of December 26, 1998), bearing interest at LIBOR (5.62875% as of December 26, 1998) plus 1.00% with a commitment fee of 0.25% per annum for any unused portion. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and will be charged to operations over the expected term of the Credit Agreement not to exceed 5 years. On July 30, 1998, the Company and KeyBank entered into Amendment No. 3 to the Credit Agreement to increase the limits on certain capital expenditures and lease covenants. On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank each provide fifty percent of the financing available under the Credit Agreement and KeyBank will remain as acting agent. In February 1999, the Credit Agreement was amended to reduce the required ratio of Total Senior Funded Debt to EBITDA (as each such term is defined in the Credit Agreement) from 1.5 to 1.0 for the period from October 1, 1998 through May 31, 2002 to 2.4 to 1.0 for the period from October 1, 1998 through December 31, 1998 and 1.5 to 1.0 for the period from January 1, 1999 through May 31, 2002. The Company has used and expects to continue to use the revolving credit facility to fund working capital. Letters of credit outstanding were $4.1 million at December 26, 1998. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

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

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company made a semi-annual interest payment on July 15, 1998 to the holders for an aggregate of $4.6 million. The Company has also accrued through December 26, 1998, as part of accrued liabilities, approximately $4.1 million of interest, which was paid on January 15, 1999 as part of the next semi-annual payment. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors. The Indenture pursuant to which the notes were issued contains certain restrictive covenants, including a limitation upon the Company's ability to incur Additional Indebtedness. Subject to exceptions for specified Permitted Indebtedness, the Company may not incur Additional Indebtedness under the terms of such Indenture unless certain conditions are met, including without limitation, that the Consolidated Fixed Charge Coverage Ratio (as such terms are defined in the Indenture) of the Company being greater than 2.25 to 1.0. At December 26, 1998, such ratio was 2.36 to 1.0.

     During the first thirty-nine weeks of fiscal year 1999, net cash used by operations was $7.4 million. Such cash used was substantially for the payments of interest related to the Notes and income taxes. Cash used by investing activities was $14.4 million, of which $11.7 million was used for the acquisition of additional equipment to expand the Company's production capacity worldwide. The Company also paid additional consideration in connection with the acquisition of ASCI GmbH, which consisted of a $2.0 million earn-out accrued at the end of fiscal year 1998. Additionally, ASCI GmbH attained the sales targets for calendar year 1998 and accordingly the Company has accrued approximately $2.3 million of additional consideration as earn-out payable as of December 26, 1998. The Company will be required to make the final earn-out payment on or before April 30, 1999. In addition, the Company incurred certain costs in connection with the acquisitions of Valentec and SCFTI of approximately $502,000 and $242,000, respectively. Net cash provided by financing activities in the first thirty-nine weeks of fiscal year 1999 was $17.7 million. Additionally, the Company has experienced increases in accounts receivable and inventories as the Company has increased revenues for new airbag cushion programs recently awarded and set into production. These activities resulted in a net decrease in cash of $4.6 million in the first thirty-nine weeks of fiscal year 1999.

     The Company's capital budget for the following twelve months is approximately $19.4 million. These capital expenditures are anticipated to be used to (i) construct a new facility in Eastern Europe for approximately $6.5 million, (ii) purchase a building in Germany for approximately $3.5 million and
(iii) purchase additional machinery and equipment worldwide of approximately $9.4 million.


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

State of Readiness and Cost

     The Company relies on systems developed by other parties in regard to its business, accounting and operational software. The Company believes that its significant business, accounting and operations software is year 2000 compliant. Additionally, the Company is currently assessing the impact of this issue on its manufacturing equipment.

     The Company is currently evaluating its management information systems including information technology ("IT") and non-IT computerized systems and has prepared a plan for year 2000 compliance. This evaluation is expected to be completed by March 1999. The Company is currently in the process of upgrading its accounting and manufacturing software systems. The Company expects that the new systems will be year 2000 compliant. The costs of achieving year 2000 compliance are not expected to exceed $300,000, of which $25,000 has already been incurred.

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


     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the ability of the Company to obtain financing for working capital and to fund capital expenditures; the impact of competitive products and pricing, product demand and market condition risks, the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval of automobile manufacturers of airbag cushions currently in production; pricing pressures; labor strikes; the ability of the Company to realize the remaining proceeds under the Systems Contract; the continued performance by SCFTI at or above historical levels; world-wide economic conditions; automotive industry trends and dependence of revenues upon several major module suppliers.


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

               None



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