Form 10-K/A
period 1999-03-27
SAFETY COMPONENTS INTERNATIONAL INC
filed 1999-07-26
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended March 27, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                    REQUIRED] For the transition period from
                                       to
                         Commission File Number 0-23938

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

           Yes    X     No
               ------      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The  aggregate  market value of the common stock held by persons other than
affiliates  of  the  registrant,   as  of  July  23,  1999,  was   approximately
$18,505,913.

     The number of shares outstanding of the registrant's common stock, as of July 23, 1999, is as follows:


         Class                                       Number of Shares
---------------------------------------------------  ----------------
Common Stock, par value $.01 per share               5,136,316
---------------------------------------------------  ----------------

     This Form 10-K/A Amendment No. 1 (this "Amendment") amends and supplements the Form 10-K (the "Original Form 10-K") filed by Safety Components International, Inc., a Delaware corporation (the "Company"), on June 25, 1999. The sole purpose of this Amendment is to amend and restate Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K to read in their entirety as set forth below. Defined terms not otherwise defined herein shall have the respective meanings ascribed thereto in the Original Form 10-K.

                                    PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive Officers

     The following table sets forth the names, ages and all positions and offices with the Company held by the Company's present executive officers.


  Name                                               Age      Positions and Offices Presently Held

  Robert A. Zummo...............................      58      Chairman of the Board and Chief Executive
                                                              Officer
  John C. Corey.................................      52      Director, President and Chief Operating
                                                              Officer
  Jeffrey J. Kaplan(1)..........................      51      Director, Executive Vice President and Chief
                                                              Financial Officer
  Stephen Duerk.................................      57      Vice President; President, North American
                                                              Automotive Group
  Victor Guadagno...............................      59      Vice President; President, Systems Group

  Philip Lelliott(2)............................      42      Vice President; President, Europe/Asia
                                                              Pacific Automotive Group

  Robert Sepulveda..............................      46      Vice President; President, Metal Components
                                                              Group
  Marston "Dale" Andersen.......................      49      Corporate Controller,
                                                              Secretary and Assistant Treasurer
  Daniel R. Smith...............................      30      Treasurer and Assistant Secretary



  --------------

1. Mr. Kaplan has resigned as an officer and director of the Company, effective as of August 31, 1999. See "--Employment Agreements."

2. Mr. Lelliot has resigned as an officer of the company, effective as of July 30, 1999

     Executive officers are appointed by the Board of Directors of the Company (the "Board") and serve at the discretion of the Board. Following is information with respect to the Company's executive officers:

     Robert A. Zummo. Mr. Zummo has served as Chairman of the Board and Chief Executive Officer of the Company since its inception in January 1994, and as its President since its inception in January 1994 until March 1999. Mr. Zummo is also the Chief Executive Officer of Valentec International Corporation, LLC, a wholly-owned limited liability company of the Company (as successor in interest to Valentec International Corporation) ("Valentec"), which was acquired by the Company in May 1997, and has served in such capacity since 1989. Valentec is a manufacturer of automotive and defense-related metal components. From 1985 to 1989, Mr. Zummo was President and Chief Executive Officer of General Defense Corporation, a defense contractor located in Hunt Valley, Maryland, where he previously served as Executive Vice President and Chief Operating Officer from 1983 to 1985. Mr. Zummo has more than 30 years experience in the defense and aerospace manufacturing industries.

     John C. Corey. Mr. Corey has served as President, Chief Operating Officer and Director of the Company since March 1999. Mr. Corey served as President of Stanley Mechanics Tools, Inc., a division of The Stanley Works, a company engaged in the business of manufacturing and distributing mechanics' hand tools, from September 1996 to March 1999 where he was responsible for worldwide operations. Prior to that, Mr. Corey served as an independent consultant while attending to personal business from December 1995 to August 1996 and as President of Allied Signal North American Aftermarket, a division of Allied Signal, Inc., a company engaged in the business of distribution of automotive components, from September 1994 to November 1995. From 1984 to 1994, Mr. Corey served in various positions for Moog Automotive, Inc., a company engaged in the business of manufacturing and distributing automotive steering and suspension parts, most recently as the President of the Steering and Suspension Division. Mr. Corey has over 15 years of experience in management and manufacturing in the automotive industry.

     Jeffrey J. Kaplan. Mr. Kaplan has served as Executive Vice President, Chief Financial Officer and a Director of the Company since February 1997. From October 1993 to February 1997, Mr. Kaplan served as Executive Vice President, Chief Financial Officer and a Director of International Post Limited, a leading provider of post-production services for commercial and advertising markets; and he served as Senior Vice President and Chief Financial Officer of Video Services Corporation from September 1987 to February 1994. For ten years prior to September 1987, Mr. Kaplan served as Chief Financial Officer of two public companies.

     Stephen B. Duerk. Mr. Duerk has served as Vice President of the Company and as President of the Company's North American Automotive Group since May 1998 and as President of Safety Components Fabric Technologies, Inc., a wholly-owned subsidiary of the Company ("SCFTI"), since January 1998. From July 1997 to January 1998, Mr. Duerk served the Company as Co-Managing Director of SCFTI. Prior to the Company's acquisition (the "JPS Acquisition") of the Air Restraint and Technical Fabrics Division of JPS Automotive, L.P., through SCFTI, in July 1997, Mr. Duerk served the JPS Automotive, L.P., a tier one supplier to the automotive industry of carpet and knit fabrics for headliner and body cloth for automobiles, as Vice President of Air Restraint Fabrics in the Greenville, South Carolina facility from October 1988. From 1965 to October 1988, Mr. Duerk served in various positions for J.P. Stevens & Co., Inc. ("JPS Stevens"), a company engaged in the business of manufacturing industrial textiles of which JPS Automotive, L.P. was a part until its restructering in May 1988, most recently as the Vice President of the Industrial Synthetic Group.

     Victor Guadagno. Mr. Guadagno has served as President of Valentec Systems, Inc. since the inception of the Company's Systems business in 1994 and had served as Vice President/General Manager of Valentec's Wells Division from September 1994 until September 1995. Mr. Guadagno joined Valentec in 1986 as Vice President/General Manager of the Product Development Division, and was promoted to Vice President of Corporate Marketing in 1989. Prior to joining Valentec, Mr. Guadagno was President and sole stockholder of Target Research, Inc., a business engaged in the research and development of ammunition for the United States Army. Mr. Guadagno began his career as a development engineer with the United States Army and has over 35 years of experience in the defense industry, including systems contracting.

     Philip M. Lelliott. Mr. Lelliott has served as President of the Company's Europe/Asia Pacific Automotive Group since June 1998. From January 1995 to June 1998, Mr. Lelliott served as Chief Executive Officer of Courtaulds Textiles Automotive Products, the automotive division of Courtaulds Textiles, PLC, a company engaged in the manufacture of textile products. From July 1984 to December 1994, Mr. Lelliott served AL-KO Kober AG, a company engaged in the manufacture of automotive components, as Managing Director of its United Kingdom and Australian Automotive Divisions. From July 1979 to July 1984, Mr. Lelliott served CI Group PLC, a company engaged in the manufacture of recreational vehicles and related products, in various positions, most recently as Manager of Production and Product Development for the HGV Trailer Division in South Africa.

     Robert E. Sepulveda. Mr. Sepulveda has served as Vice President of the Company since May 1998 and as President of the Company's Metal Components Group and President of Valentec since March 1998. From March 1989 through March 1998, Mr. Sepulveda served in numerous capacities at TRW Safety Systems, a tier 2 and tier 3 supplier to the automotive industry of automotive components and parts, including Plant Operations Manager for Driver Airbag Operations, Director of Materials for Driver Airbag Operations and Materials Manager for Driver Airbag Operations. Prior to joining TRW, Mr. Sepulveda was employed by Morton Thiokol, where he served as Material Systems Manager.

     Marston "Dale" Anderson. Mr. Anderson has served as the Corporate Controller, Secretary and Assistant Secretary of the Corporation since July 1999. From October 1989 to December 1998, Mr. Anderson served JPS Automotive, L.P., a tier one supplier to the automotive industry of carpet and knit fabrics for headliner and body cloth for automobiles, in various positions, most recently as Corporate Controller. From May 1988 to September 1989, Mr Anderson served as Controller for JPS Industrial Fabrics, L.P. From September 1976 to May 1988, Mr. Anderson served in various postions for J.P. Stevens, most recently as the division Controller of industial fabrics.

     Daniel R. Smith. Mr. Smith has served as Treasurer of the Company since March 1997 and as Assistant Secretary of the Company since September 9, 1998. From July 1991 to March 1997, Mr. Smith was employed by Arthur Andersen, LLP, a leading public accounting firm, as a Manager.

  Directors

     The following table sets forth the names and ages of the directors and director nominees of the Company, all of whom are currently directors of the
Company:


  Name(1)                                                    Age
  -------                                                    ---
  Robert A. Zummo                                            58
  John C. Corey                                              52
  Jeffrey J. Kaplan                                          51
  Joseph J. DioGuardi                                        59
  Robert J. Torok                                            68

(1) Francis X. Suozzi resigned as a director of the Company, effective as of July 12, 1999. See "Security Ownership of Certain Beneficial Owners and Management, footnote 10" for information regarding a consulting arrangement which has been agreed to in principle between the Company and Mr. Suozzi.

     The Board is divided into three classes. The term of the current Class III directors, Messrs. Zummo and Kaplan, expires in 2001; the term of the current Class II director, Mr. Torok, expires in 2000 and the term of the current Class I directors, Messrs. Corey and DioGuardi, expires at the next Annual Meeting of Stockholders of the Company. Directors hold office until the Annual Meeting of Stockholders of the Company in the year in which the term of their class expires and until their successors have been duly elected and qualified. At each Annual Meeting of Stockholders of the Company, the successors to the class of directors whose term expires will be elected for a three-year term. Following is information with respect to the directors and director nominees of the Company who are not also executive officers of the Company:

     Joseph J. DioGuardi. Mr. DioGuardi has been a Director since 1994. Mr. DioGuardi was a member of the United States House of Representatives from 1985 through 1989, representing the 20th Congressional District in Westchester County, New York. Since leaving Congress, Mr. DioGuardi has been an international spokesman for human rights and founded and now chairs Albanian American Civic League Foundation. Since leaving Congress, Mr. DioGuardi has also founded and now chairs a non-partisan foundation named "Truth in Government," aimed at promoting fiscal responsibility and budgetary reform. Mr. DioGuardi, a Certified Public Accountant, has 22 years of public accounting experience with Arthur Andersen & Co. (currently known as Arthur Andersen, LLP), serving as Partner from 1972 to 1984. From November 1996 to July 1998 Mr. DioGuardi was a director of Neurocorp, Ltd., a publicly held Company in the business of utilizing software, databases and medical devices for the diagnosis and treatment of brain-related disorders. Mr. DioGuardi also served as the Chief Financial Officer of Neurocorp, Ltd. from July 1997 to July 1998.

     Robert J. Torok. Mr. Torok has served as a Director since 1994. Until May 1996, when Mr. Torok retired, Mr. Torok was a Vice President and Partner of Korn/Ferry International, an executive search firm based in New York City, and had served in such position since 1980. Prior to 1980, Mr. Torok was Senior Vice President of Sikorsky Aircraft, a division of United Technologies Company, a diversified manufacturing company based in Hartford, Connecticut, where Mr. Torok worked from 1958 to 1980. Mr. Torok has 22 years of experience in engineering, manufacturing and management.


  Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's executive officers and directors are required under the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. To the Company's knowledge, based solely on the Company's review of the copies of such reports it has received, the Company believes that during the fiscal year ended March 27, 1999, each of Joseph J. DioGuardi, Robert J. Torok and Francis X. Suozzi (whom recently resigned as a director of the Company) failed to file one report on Form 5 with respect to options granted in fiscal 1999 to each such non-employee director under the Company's 1994 Stock Option Plan, as amended (the "Plan").

  ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company for the Company's fiscal year ended March 27, 1999 (each person appearing in the table is referred to as a "Named Executive").


                           Summary Compensation Table

                                                                                      Long Term Compensation
                                                                          -----------------------------------------------------
                                     Annual Compensation                            Awards                    Payouts
                       ------------------------------------------------   -----------------------------------------------------
                                                                                         Securities
                                                           Other Annual   Restricted     Underlying      LTIP        All Other
       Name and                    Salary        Bonus     Compensation     Stock       Options/SARs    Payouts    Compensation
  Principal Position      Year       ($)          ($)          ($)        Awards($)          (#)          ($)           ($)
----------------------   ------   --------     ----------  ------------   ----------    ------------    -------    ------------

Robert A. Zummo.......    1999     525,000           0           0           0             0/50,000                   87,388(1)
 Chairman of the Board    1998     439,185     491,000(2)        0           0          55,000/40,000       0         89,925(3)
 President and Chief      1997     297,000           0           0           0            10,000/0          0          9,600
 Executive Officer

Jeffrey J. Kaplan.....    1999     300,000           0           0           0            0/40,000          0         63,763(5)
 Executive Vice           1998     233,018     221,000(6)        0           0          150,000/20,000      0         35,168(7)
 President and Chief      1997      27,500           0           0           0            125,000/0         0              0
 Financial Officer

Victor Guadagno.......    1999     162,000           0           0           0                0             0         11,552(8)
 Vice President;          1998     162,000           0           0           0                0                        7,635(9)
 President, Systems,      1997     162,000           0           0           0             5,000/0          0          6,000
 Group

Stephen B. Duerk          1999     170,833           0           0           0             0/6,000          0         11,975(11)
 Vice President;          1998      78,981      72,575           0           0          10,000/6,000        0          2,707(12)
 President, North
 American Automotive
 Group(10)

Philip Lelliott.......    1999     120,000           0           0           0            25,000/0          0          9,414(14)
 Vice President; President
 Europe/Asia Pacific
 Automotive Group(13)

Thomas W. Cresante....    1999      29,465           0           0           0               0/0            0        124,246(16)
 Executive Vice           1998     205,393      70,000           0           0          85,667/0(17)        0         43,716(18)
 President and Chief
 Operating Officer(15)


John L. Hakes.........    1999      38,628           0           0           0               0/0            0        185,413(20)
 President, European      1998     228,835           0           0           0               0/0            0              0
 Operations(19)           1997     164,273      45,000(21)       0           0            10,000/0          0              0

---------
1. Amount reflects $70,718 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $9,600 automobile allowance, a $5,000 matching contribution under the company's 401(k) plan, $720 of long-term disability insurance premiums and $1,350 of group insurance premiums.
2. Includes $416,000 earned by Mr. Zummo under the Senior Management Plan (as defined herein) and a $75,000 transactional bonus earned by Mr. Zummo based on Mr. Zummo's performance in connection with the JPS Acquisition.
3. Amount reflects $78,140 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $9,600 automobile allowance, a $2,020 matching contribution under the Company's 401(k) plan and $165 long-term disability insurance premiums.
4.   Mr. Kaplan joined the Company in February 1997.
5. Amount reflects $47,579 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $9,600 automobile allowance, a $5,000 matching contribution under the Company's 401(k) plan, $720 of long-term disability insurance premiums and $864 of group insurance premiums.
6. Includes $191,000 earned by Mr. Kaplan under the Senior Management Plan and a $30,000 transactional bonus earned by Mr. Kaplan based on Mr. Kaplan's performance in connection with the JPS Acquisition, the Valentec Acquisition and the related financings.

7. Amount reflects $18,395 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $7,200 car allowance, a $2,208 matching contribution under the Company's 401(k) plan and $165 long-term disability insurance premiums.
8. Amount reflects a $6,231 automobile allowance, a $4,313 matching contribution under the Company's 401(k) plan and $1,008 of group insurance premiums.
9. Amount reflects a $6,000 car allowance and a $1,635 matching contribution under the Company's 401(k) plan.
10. Mr. Duerk joined the Company in July 1997 upon consummation of the JPS acquisition.
11.  Amount  reflects  a  $6,000   automobile   allowance,   a  $5,000  matching
     contribution  under  the  Company's  401(k)  plan  and  $975  of  insurance premiums.
12. Amount a $1,500 automobile allowance and $1,207 matching contribution under the Company's 401(k) plan.
13.  Mr. Duerk joined the Company in June 1998.
14. Amount reflects a $8,789 automobile allowance and $625 of group insurance premiums.
15. From May 1997 until the time of Mr. Cresante's resignation as an employee of the Company in May 1998, Mr. Cresante served as Executive Vice President and Chief Operating Officer.
16. Amount reflects payments in the aggregate amount of $83,333 under the Cresante Consulting Agreement (as defined herein, See "--Employment Agreements"), $26,800 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure) , a $13,800 automobile allowance and a $313 matching contribution under the Company's 401(k) plan.
17. Mr. Cresante received options to purchase 225,000 shares of Common Stock under his employment Agreement and SARs with respect to 20,000 shares of Common Stock under the SAR Plan during fiscal year 1998. However, options to purchase 139,333 of such shares of Common Stock and all of such SARs were subsequently forfeited by Mr. Cresante in connection with his resignation as an employee of the Company and under the terms of the Cresante Consulting Agreement. See "-- Employment Agreements."
18. Amount reflects $28,667 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $12,600 car allowance, a $2,284 matching contribution under the Company's 401(k) plan and $165 of long-term disability insurance premiums.
19. From June 1995 until the time of Mr. Hakes' resignation as an employee of the Company in May 1998, Mr. Hakes served as President, European Operations.
20. Amount reflects a payment of $185,413 under the Hakes Consulting Agreement (as defined herein, See "--Employment Agreements").
21.  Represents the value of an automobile awarded to Mr. Hakes' as a bonus.


  Option/SAR Grants in Last Fiscal Year

     The following options and Stock Appreciation Rights ("SARs") were granted to the Named Executives during the fiscal year ended March 27, 1999 under the Plan and the Company's Stock Appreciation Rights Award Plan (the "SAR Plan"), respectively.


                                                  Individual Grants
                             Number of        % of Total                                           Potential Realized
                            Securities       Options/SARs     Exercise or                           Value at Assumed
                            Underlying        Granted to         Base                               Annual Rates of
                           Options/SARs      Employees in        Price        Expiration        Stock Price Appreciation
Name                        Granted(#)     Fiscal Year(1)(2)   ($/sh)(3)         Date               for Option Term
----                       ------------    -----------------  -----------   --------------     5%($) (6)       10%($) (6)
                                                                                              ------------    ------------
Robert A. Zummo.........     0/50,000         0.0%/40.3%      N/A/$14.25    N/A/3/29/01 (4)   N/A/$112,308    N/A/$235,838
Jeffrey J. Kaplan.......     0/40,000         0.0%/32.3%      N/A/$14.25    N/A/3/29/01 (4)   N/A/$89,846     N/A/$188,670
Victor Guadagno.........        0/0           0.0%/0.0%           N/A             N/A             N/A             N/A
Stephen B. Duerk........        0/0           0.0%/0.0%           N/A             N/A             N/A             N/A
Philip Lelliott.........     25,000/0         61.0%/0.0%      $16.63/N/A    5/31/08 (5)/N/A   $261,463/N/A    $662,598/N/A
Thomas W. Cresante              0/0           0.0%/0.0%           N/A             N/A             N/A             N/A
John L. Hakes                   0/0           0.0%/0.0%           N/A             N/A             N/A             N/A


-----------------
(1)  Figures have been rounded to the nearest tenth.
(2)  An aggregate of 11,000 of the SARs granted to employees  during fiscal year
     1999  were  subsequently   forfeited  in  connection  with  the  respective
     employee's resignation from the Company.
(3)  Figures have been rounded to the nearest hundredth.
(4)  Becomes exercisable on the termination date of the SAR.
(5) Becomes exercisable in three equal annual installments with the first installment commencing one year from the date of grant.
(6)  Rounded the nearest dollar.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table summarizes for each of the Named Executives the number of stock options and SARs exercised during the fiscal year ended March 27, 1999, the aggregate dollar value realized upon exercise, the total number of unexercised options and SARs, if any, held at March 27, 1999 and the aggregate dollar value of in-the-money, unexercised options and SARs, held at March 27, 1999. The value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option or SAR, respectively. The value of unexercised, in-the-money options or SARs at fiscal year-end is the difference between its exercise or base price and the fair market value of the underlying stock on March 29, 1999, which was $8.50 per share.


                                    Shares
                                  Acquired on
                                  Exercise or
                                 with respect                          Number of Securities             Value of Unexercised
                                   to which                           Underlying Unexercised          In-the-Money Options and
                                  Options or                            Options and SARs at                   SARs at
                                   SARs were          Value             Fiscal Year-End (#)             Fiscal Year- End ($)
Name                             exercised (#)     Realized ($)      Exercisable/Unexercisable       Exercisable/Unexercisable
----                             -------------     ------------      -------------------------       -------------------------
Robert A. Zummo.............           0                NA               50,000/35,000(1)                         *
Robert A. Zummo.............           0                N/A                 0/90,000(2)                           *
Jeffrey J. Kaplan...........           0                NA              166,669/108,331(1)                        *
Jeffrey J. Kaplan...........           0                N/A                 0/60,000(2)                           *
Stephen B. Duerk............           0                N/A              10,000/30,000(1)                         *
Stephen B. Duerk............           0                N/A                0/12,000 (2)                           *
Victor Guadagno.............        10,000            $74,925               20,000/0(1)                           *
Philip Lelliott.............           0                N/A               8,333/16,667(1)                         *
Thomas W. Cresante..........           0                N/A               85,667/0(1)(3)                          *
John L. Hakes...............           0                N/A                     0/0                               *

------------
* None of the Options or SARs referenced in the chart were in-the-money on March 27, 1999.
1. Represents options to purchase Common Stock granted by the Company to the Named Executive under the Plan.
2. Represents SARs granted by the Company to the Named Executive under the SAR Plan.
3. Mr. Cresante received options to purchase 225,000 shares of Common Stock at an exercise price of $10.25 per share under his employment agreement during fiscal year 1998. However, options to purchase 139,333 of such shares of Common Stock were subsequently forfeited by Mr. Cresante in connection with his resignation as an employee of the Company in May 1998 and under the terms of the Cresante Consulting Agreement. See "--Employment Agreements."
4. In connection with the expiration of the Hakes Consulting Agreement, Mr. Hakes forfeited options to purchase an aggregate of 35,000 shares of Common Stock, all of which were vested.


  Employment Agreements

     Mr. Zummo serves as Chief Executive Officer of the Company pursuant to a five-year employment agreement which became effective as of April 19, 1999. The employment agreement provides for a base salary for the first year of the term of $575,000, subject to annual increases of the Compensation Committee of the Board of Directors commencing in fiscal year 2001. In addition to the base salary, the employment agreement provides for an annual incentive bonus under the Company's Senior Management Incentive Plan (the "Senior Management Plan") and a performance based bonus for fiscal year 2000 of up to a maximum of 50% of his base salary for such fiscal year based on the achievement of pre-determined target levels of the Company's earnings. Mr. Zummo did not earn a bonus for fiscal year 1999. In the event Mr. Zummo's employment is terminated by the Company within the first four years of the term without "Cause" (other than as a result of death or disability or in connection with a Change of Control), including by reason of a Constructive Termination (as each such term is defined in the employment agreement), the Company is required to pay Mr. Zummo an amount equal to his full salary and incentive bonus in effect for the year immediately preceding termination for the remainder of the full term. If such termination occurs during the last year of the term, the Company is required to pay Mr. Zummo an amount equal to his full salary and incentive bonus in effect for the year immediately preceding termination and his pro rata share of his incentive bonus for the year in which the termination occurs. If Mr. Zummo's employment is terminated for any reason (other than for Cause, death or disability) by Mr. Zummo or the Company within the twelve month period following a Change of Control, the Company is required to pay Mr. Zummo an amount equal to the greater of two times his full salary and bonus in respect of the year immediately preceding termination and (ii) an amount equal to his full salary and incentive bonus in effect for the year immediately preceding termination for the remainder of the full term. In addition, if Mr. Zummo's employment agreement is not renewed by the Company after the expiration of the initial five-year term other than for "Cause," the Company would be required to continue to pay Mr. Zummo's full salary and incentive bonus in effect for the year immediately preceding termination for a period of one year from the time of termination.

     Mr. Corey serves as President and Chief Operating Officer of the Company pursuant to a three-year employment agreement which became effective as of March 28, 1999. The employment agreement provides for a base salary for the first year of the term of $300,000, subject to annual increases in the discretion of the Compensation Committee of the Board of Directors commencing in fiscal year 2001. In addition to the base salary, the employment agreement provides for an annual incentive bonus under the Senior Management Plan commencing in fiscal year 2001 and a performance based bonus for fiscal year 2000 of up to a maximum of 40% of his base salary for such fiscal year based on the achievement of pre-determined target levels of the Company's earnings. Pursuant to the terms of the employment agreement, Mr. Corey was awarded options to purchase 100,000 shares of Common Stock under the Plan and SARs relating to 40,000 shares of Common Stock under the SAR Plan. The options granted to Mr. Corey under the Plan vest in three equal annual installments with the first installment commencing one year from the date of grant. The SARs granted to Mr. Corey under the SAR Plan have a term of three years and may only be exercised on the third anniversary of the date of grant. In the event Mr. Corey's employment is terminated by the Company during the first two years of the term without "Cause" (other than as a result of death or disability or in connection with a Change of Control), including by reason of a Constructive Termination (as each such term is defined in the employment agreement), the Company is required to pay Mr. Corey an amount equal to his full salary in effect for the year immediately preceding termination for the remainder of the full term. If such termination occurs during the last year of the term, the Company is required to pay Mr. Corey an amount equal to his full salary in effect for the year immediately preceding termination. If Mr. Corey's employment is terminated following a Change of Control (including by reason of a Constructive Termination), the Company is required to pay Mr. Corey an amount equal to two times his full salary in respect of the year immediately preceding termination. In addition, if Mr. Corey's employment agreement is not renewed by the Company after the expiration of the initial three-year term other than for "Cause," the Company would be required to continue to pay Mr. Corey's full salary in effect for the year immediately preceding termination for a period of one year from the time of termination.

     Mr. Kaplan serves as Executive Vice President and Chief Financial Officer of the Company pursuant to a three-year employment agreement which became effective in February 1997. The employment agreement provides that Mr. Kaplan will allocate at least 80% of his working time, attention and energies to the affairs of the Company and the remaining 20% to Valentec; however, Mr. Kaplan has been spending substantially all of his working time performing services for the Company since the closing of the Valentec Acquisition. Mr. Kaplan's base salary for the first year of the term is $220,000, subject to annual increases at the discretion of the Board of Directors. In each of September 1997 and March 1998, the Compensation Committee of the Board of Directors approved an increase of salary payable to Mr. Kaplan under his employment agreement to $242,000 and $300,000, respectively. In addition to the base salary, the employment agreement provides for an annual incentive bonus. Mr. Kaplan did not earn a bonus for fiscal year 1999. Pursuant to the terms of the employment agreement, Mr. Kaplan was awarded options under the Plan in accordance with the following schedule:
(i) options to purchase 125,000 shares of Common Stock were issued on February 15, 1997; (ii) options to purchase 50,000 shares of Common Stock were issued on April 1, 1997 and (iii) options to purchase 50,000 shares of Common Stock were to be issued on April 1, 1998, but were actually issued on August 13, 1997 after approval by the Compensation Committee of the acceleration of the issuance of such options. On September 17, 1997, the vesting schedule of all options granted by the Company under the Plan was accelerated. Accordingly, all of the options granted to Mr. Kaplan by the Company under the Plan vest in three equal annual installments (rather than four equal annual installments) commencing one year from the date of grant. Such stockholder approval was obtained in September 1997.

In the event Mr. Kaplan's employment is terminated without "Cause", including by reason of a Constructive Termination (as each such term is defined in the employment agreement), the Company would be required to pay Mr. Kaplan an amount equal to his full salary and incentive bonus in effect for the year immediately preceding termination for the remainder of the full term. If Mr. Kaplan's employment is terminated by the Company in connection with a "change in control" (as defined in the employment agreement), the Company would be required to pay Mr. Kaplan an amount equal to two times his full salary and incentive bonus in respect of the year immediately preceding termination. In addition, if Mr. Kaplan's employment agreement is not renewed by the Company after the expiration of the initial three-year term other than for "Cause," the Company would be required to continue to pay Mr. Kaplan's full salary and incentive bonus in effect for the year immediately preceding termination for a period of one year from the time of termination. In connection with Mr. Kaplan's determination to resign from the Company, the Company and Mr. Kaplan have agreed in principle, that such resignation will be effective as of August 31, 1999 and, subject to the negotiation and execution of definitive agreements, (i) Mr. Kaplan will receive one year's salary (i.e. $300,000) payable over a twelve month period, certain fringe benefit premiums for twelve months and automobile lease payments until February 2000, (ii) his option agreements will be amended to provide for the immediate vesting of all unvested options upon the termination of such employment agreement and the period of time that Mr. Kaplan can exercise his options will be extended to a period of three years, and (iii) his outstanding SARs will be amended to provide for continued participation during the remainder of the respective terms thereof.

     Mr. Duerk serves as Vice President of the Company and President of the Company's North American Automotive Group, pursuant to a two year employment agreement which became effective in June 1998. The employment agreement provides for a base salary for the first year of the term of $175,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors. The employment agreement also provides for an annual incentive bonus under the Company's Management Incentive Plan (the "Management Incentive Plan"). Mr. Duerk did not earn a bonus for fiscal year 1999 under such plan. In addition, the employment agreement provides that (i) in the event Mr. Duerk's employment is terminated without "Cause" (as such term is defined in the employment agreement), the Company is required to continue to pay Mr. Duerk's full salary (but no bonus compensation) for a period of twelve months from the time of termination, (ii) if Mr. Duerk's employment is terminated by the Company in connection with a "change of control' (as such term is defined in the employment agreement), the Company is required to pay Mr. Duerk an amount equal to two times his full salary and incentive bonus in respect of the year immediately preceding termination, and (iii) if Mr. Duerk's employment agreement is not renewed by the Company after the expiration of the term other than for Cause, the Company is required to continue to pay Mr. Duerk's full salary (but no bonus compensation) for a period of twelve months from the time of termination.

     Mr. Guadagno serves as Vice President of the Company and President of the Company's Systems Group, pursuant to a two-year employment agreement which became effective in September 1994, the term of which was extended to September 1997. Mr. Guadagno's base salary for the first year of the term was $150,000, and is subject to annual increases at the discretion of the Board of Directors. Mr. Guadagno's current base salary is $162,000. In addition to the base salary, the employment agreement provides for an annual incentive bonus. If Mr. Guadagno's employment agreement is not renewed by the Company after the expiration of the term other than for Cause, the Company would be required to continue to pay Mr. Guadagno's full salary for a period of six months from the time of termination.

     Mr. Lelliott serves as Vice President of the Company and President of the Company's Europe/Asia Pacific Automotive Group pursuant to the terms of an offer letter dated as of January 23, 1998. The offer letter provides for an annual base salary of (pound)90,000 British pounds (approximately $142,200 as of July 22, 1999), which is subject to annual increases at the discretion of the Board of Directors. In addition to the base salary, the offer letter also provides for an annual incentive bonus under the Management Incentive Plan. Mr. Lelliott received a signing bonus of (pound)10,000 British pounds (approximately $15,800 as of July 22, 1999) upon commencing employment with the Company in May 1998 and a bonus of Li.15,000 British pounds (approximately $23,700, as of July 22, 1999) under the Management Incentive Plan for fiscal year 1999. Pursuant to the terms of the offer letter, Mr. Lelliott was awarded options to purchase 25,000 shares of Common Stock under the Plan. Such options vest in three equal annual installments with the first installment commencing one year from the date of grant. Mr. Lelliott has resigned as an officer of the Company, effective as of July 30, 1999.

     From June 1995 until his resignation as an employee of the Company in May 1998, Mr. Hakes served as President, European Operations pursuant to an employment agreement (the "Hakes Employment Agreement"). The agreement had an initial term of one year and was terminable thereafter on twelve months' notice by either the Company or Mr. Hakes. Mr. Hakes' base salary for the first year of the term was (pound)95,000 British pounds (approximately $150,100 as of July 22, 1999), and was subject to annual increases at the discretion of the Board of Directors. In addition to the base salary, the Hakes Employment Agreement provided for an annual incentive bonus. Mr. Hakes was not awarded a bonus for fiscal 1999. Pursuant to the Hakes Employment Agreement, if Mr. Hakes' employment was terminated by the Company in connection with "a change in control" (as defined in the Hakes Employment Agreement), the Company would have been required to pay Mr. Hakes an amount equal to his full salary effective on the date of the change in control for a period of one full year. Pursuant to the Hakes Employment Agreement, Mr. Hakes also provided services to VIL (as defined herein) in return for compensation paid by VIL. The Company entered into a consulting agreement (the "Hakes Consulting Agreement") with Mr. Hakes, pursuant to which (i) the Hakes Employment Agreement was terminated, (ii) all SARs granted to Mr. Hakes under the SAR Plan were forfeited, and (iii) Mr. Hakes agreed to (a) provide certain consulting services to the Company and (b) serve as the Managing Director of VIL for a term of one year. In consideration for such services, Mr. Hakes received a lump sum payment of approximately (pound)146,700 British pounds (approximately $231,786 as of July 22, 1999) (less applicable withholding taxes), which is equal to his annual base salary at the time of termination of the Hakes Employment Agreement; options to purchase an aggregate of 35,000 shares of Common Stock previously granted to Mr. Hakes under the Plan were fully vested pursuant to the Hakes Consulting Agreement and were available for exercise until thirty days after the termination date of the Hakes Consulting Agreement; and the Company provided to Mr. Hakes certain life insurance benefits. Approximately (pound)117,350 British pounds (approximately $185,413 as of July 22, 1998) of the lump sum payment under the Hakes Consulting Agreement was made by the Company. The Hakes Consulting Agreement expired in May 1999.

     From May 1997 until his resignation as an employee from the Company in May 1998, Mr. Cresante served as Executive Vice President and Chief Operating Officer of the Company pursuant to a three-year employment agreement. The employment agreement provided that Mr. Cresante would allocate at least 80% of his working time, attention and energies to the affairs of the Company and the remaining 20% to Valentec; however, Mr. Cresante had been spending substantially all of his working time performing services for the Company since the closing of the Valentec Acquisition. Mr. Cresante's base salary for the first year of the term was $235,000, subject to annual increases at the discretion of the Board of Directors. In addition to the base salary, the employment agreement provided for an annual bonus. Mr. Cresante did not receive a bonus for fiscal 1999. Pursuant to the terms of the employment agreement, Mr. Cresante was awarded options to purchase 225,000 shares of Common Stock issued on May 19, 1997 under the Plan. Pursuant to the employment agreement, in the event Mr. Cresante's employment was terminated without "Cause", including by reason of a Constructive Termination (as each such term is defined in the employment agreement), the Company would have been required to pay Mr. Cresante an amount equal to his full salary and incentive bonus in effect for the year immediately preceding termination for the remainder of the full term. If Mr. Cresante's employment was terminated by the Company in connection with a "change in control" (as defined in the employment agreement), the Company would have been required to pay Mr. Cresante an amount equal to two times his full salary and incentive bonus in respect of the year immediately preceding termination. In addition, if Mr. Cresante's employment agreement was not renewed by the Company after the expiration of the initial three-year term other than for "Cause," the Company would have been required to continue to pay Mr. Cresante's full salary and incentive bonus in effect for the year immediately preceding termination for a period of one year from the time of termination. The Company has entered into a consulting agreement (the "Cresante Consulting Agreement") with Mr. Cresante pursuant to which Mr. Cresante's employment agreement was terminated and he will instead provide consulting services to the Company for a term of two years ending in May 2000. As compensation for such services, Mr. Cresante will receive $100,000 per year, payable at least on a monthly basis and options to purchase 85,667 shares of Common Stock previously granted to Mr. Cresante under the Plan have been fully vested pursuant to the Cresante Consulting Agreement and are available for exercise until thirty days after from the termination date of the Cresante Consulting Agreement. The remaining stock options granted by the Company to Mr. Cresante under his employment agreement have been forfeited. In addition, pursuant to the Cresante Consulting Agreement, the Company will provide to Mr. Cresante certain benefits under the Company's benefit plans as well as certain life and health insurance benefits.

     Senior Management Plan

     The Compensation Committee approved, and the Board of Directors and shareholders of the Company have subsequently ratified, the Senior Management Plan, which provides for annual performance based bonuses to certain key executive officers, primarily based on pre-determined target levels of the Company's earnings. Upon the occurrence of a Change of Control (as such term is defined in the Senior Management Plan) such pre-determined target levels relating to the fiscal year in which the Change of Control occurs shall be deemed to have been achieved and payments of the awards shall be made promptly after the Change of Control. In the event that the actual performance of the Company exceeds such target levels, such awards shall be based on the actual performance of the Company. Messrs.

Zummo and Kaplan did not earn a bonus for fiscal year 1999 under the Senior Management Plan. See "-Employment Agreements".

     Management Incentive Plan

     The Compensation Committee has approved, and the Board of Directors has subsequently ratified, the Management Incentive Plan, which provides for annual performanced based bonuses to certain management level employees (other than key executive officers), primarily based on pre-determined levels of the Company's earnings. Messrs. Duerk and Guadagno did not receive a bonus for fiscal year 1999. Mr. Lelliott earned a bonus of $(pound)15,000 (approximately $23,700 as of July 22, 1999) for fiscal year 1999 under the Management Incentive Plan.

     1994 Stock Option Plan

     On January 27, 1994, the Board of Directors adopted, and the stockholders approved the Plan. On May 4, 1996, July 29, 1996, July 22, 1997 and May 28, 1998, the Board of Directors approved certain amendments to the Plan which were subsequently approved by the stockholders of the Company. In July 1999, the Plan was further amended to provide that the Compensation Committee of the Board of Directors has discretion to extend the period of time that an option granted under the Play may be exercised by an optionee after the termination of such optionee's employment, directorship or consulting arrangement with the Company, as the case may be. The Plan currently provides for the issuance of options to purchase up to 1,050,000 shares of Common Stock, of which options to purchase 975,000 shares may be issued to officers, key employees and consultants of the Company and options to purchase 75,000 shares may be issued to non-employee directors of the Company. Except in certain circumstances, upon the occurrence of a Change of Control (as such term is defined in the Plan), all options granted under the Plan that are outstanding and not yet vested (including options granted to non-employee directors) will become 100% vested effective on the date on which such Change of Control occurs and will be thereafter exercisable in accordance with the terms of the Plan and any applicable award agreement between the Company and the optionee.

     SAR Plan

     The SAR Plan was approved by the Compensation Committee of the Board of Directors on October 13, 1997, effective as of April 1, 1997, and subsequently ratified by the Board of Directors on May 28, 1998 and approved by the shareholders of the Company on September 9, 1998. Pursuant to the SAR Plan, the Compensation Committee of the Board of Directors may grant participating officers and key employees of the Company SARs, which entitle the recipients thereof to receive payments in cash equal to the appreciation in the fair market value of a specified number of shares of Common Stock from the date of grant until the date of exercise (the "Excess Value"). Upon the occurrence of a Change of Control (as such term is defined in the SAR Plan), unless otherwise specifically prohibited under applicable laws, or by the rules and regulations of any governing governmental agencies or national securities exchanges, all SARs granted under the SAR Plan shall become fully exercisable as of the date of such change of control and each outstanding SAR award shall be deemed to have been exercised on such date and entitled to an immediate cash payment in an amount equal to the Excess Value on such deemed date of exercise; provided, however, that if, following such date, the Common Stock shall continue to be quoted on NASDAQ (or a successor quotation system) or publicly traded on an exchange, the participant shall have the option whether or not his or her employment continues after such date, to exercise his or her respective SARs in whole, but not in part (i) upon the date of such change in control or (ii) at any time until the earlier of (x) the expiration date thereof or (y) the date upon which the Common Stock shall cease to be quoted or publicly traded and in the case of such delisting, the SAR shall be deemed to have been exercised on the date of such delisting.

     Directors' Compensation

     Directors who are employees of the Company receive no compensation, as such, for service as members of the Board. Directors who are not employees of the Company receive an annual retainer of $20,000 and an attendance fee of $1,250 for each Board meeting or committee meeting attended in person by that director and $300 for each telephonic Board meeting or committee meeting in which such director participated; provided that fees for in-person meetings of the Board and committees shall not exceed $1,250 per day. All Directors are reimbursed for expenses incurred in connection with attendance at meetings.

     Each non-employee director currently receives an automatic option grant under the Plan, vesting in equal installments over a three-year period, at the beginning of each calendar year in which he serves as a director of the Company. On January 14, 1998, the Board of Directors approved an amendment to the Plan which increased the size of the annual formula grant to non-employee directors under the Plan from an option to purchase 2,500 shares of Common Stock to an option to purchase 4,000 shares of Common Stock. The exercise price of the shares of Common Stock subject to options granted to each non-employee director is the fair market value of the shares of Common Stock on the date of grant. Options granted to non-employee directors, with limited exceptions, may only be exercised within ten years of the date of grant and while the recipient of the option is a director of the Company. See "--1994 Stock Option Plan" above for a discussion of the status of such options upon the occurrence of Change of Control (as such term is defined in the Plan).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Except as otherwise indicated, the following table and notes set forth certain information regarding the beneficial ownership of the Common Stock as of July 23, 1999 by all person(s) known by the Company to be the beneficial owner of more than 5% of the Common Stock, by each director of the Company, by each of the Named Executives (as defined herein) and by all directors and executive officers of the Company as a group. Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all shares of Common Stock owned by such beneficial owner.

                                                                   Amount and Nature of          Percent of
Name and Address of Beneficial Owner                               Beneficial Ownership        Common Stock(1)
------------------------------------                               --------------------        ---------------
Robert A. Zummo(2)(3)....................................            1,026,576(4)                   19.8%

Cramer Rosenthal McGlynn, LLC............................              869,800(5)                   16.9%
       707 Westchester Avenue
       White Plains, New York  10604

Lawrence D. Greenberg                                                  488,800(6)                   9.5%
       1010 Arch Street, Suite 1930
       Boston, MA 02210

Jeffrey J. Kaplan(2).....................................              166,669(7)                   3.2%

Victor Guadagno(2).......................................               20,000(7)                     *

Stephen Duerk............................................               10,100(8)                     *

Philip Lelliott..........................................                8,333(7)                     *

Thomas W. Cresante(2)....................................               85,667(7)                   1.6%

John L. Hakes(2).........................................                      0                      0

Joseph J. DioGuardi(2)...................................               10,833(7)                     0

Francis X. Suozzi(3)(9)..................................             435,801(10)                   8.3%

Robert J. Torok(2).......................................               10,833(7)                     *

All executive officers and directors as a group
       (consisting of 11 individuals)....................           1,273,344(11)                   23.4%

-------------
*    Less than 1%.

1. Shares beneficially owned, as recorded in this table, expressed as a percentage of the shares of Common Stock outstanding, net of treasury shares. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which such person or group of persons has the right to acquire within 60 days from July 20, 1999 is deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

2. Address for each person is c/o Safety Components International, Inc., 2160 North Central Road, Fort Lee, New Jersey 07024.

3. In connection with the Valentec Acquisition, Messrs. Zummo and Suozzi entered into an agreement, pursuant to which it was agreed, among other things, that for a period of three years from the date thereof, Mr. Suozzi will vote all shares of Common Stock beneficially owned by him on any manner put to a vote of the shareholders of the Company in the same manner as recommended by a majority of the Board of Directors of the Company or if no such recommendation has been made, as directed by Mr. Zummo; provided, that such agreement shall terminate if Mr. Suozzi shall cease to be on the Board of Directors (other than as a result of his resignation). Mr Suozzi resigned from the Board of Directors, effective as of July 12, 1999

4. Includes options which are currently exercisable (or exercisable within 60 days) to purchase 50,000 shares of Common Stock.

5. Represents the number of shares beneficially owned by Cramer Rosenthal McGlynn, LLC ("CRM"), an investment company registered under Section 8 of the Investment Advisers Act of 1940, according to a Schedule 13G filed by CRM with the Commission in March 1999.

6. Lawrence D. Greenberg, an individual, is managing member of Greenberg-Summit Partners, LLC ("GSP") and Greenberg-Summit Management, LLC ("GSM"), both Delaware limited liability companies. GSP is the General Partner to the Mt. Everest Fund, LP, and Mt. Everest QP Fund, LP, both Delaware limited partnership (the "Onshore Funds"). GSM is the Management Company for the Onshore Funds and the Investment Manger for Mt. Everest Limited, a Bermuda Limited Liability Company (the "Offshore Fund"). Lawrence D. Greenberg makes all decisions relating to the acquisition and disposition of investments by the Onshore Funds and the Offshore Fund. Accordingly, Mr. Greenberg has shared power to vote or dispose (or to direct the disposition) of the Common Stock owned by the Onshore Funds (an aggregate of 362,500 shares) and the Offshsore Fund (126,300 shares). All information regarding Lawrence D. Greenberg, GSP, GSM, the Onshore Funds and the Offshore Fund, including the number of shares of Common Stock beneficially owned by each of them, is based on information included in a
     Schedule 13G/A filed by such persons with the Commission in February 1999.

7. Represents only options which are currently exercisable (or exercisable within 60 days) to purchase shares of Common Stock.

8. Includes options which are currently exercisable (or exercisable within 60 days) to purchase 10,000 shares of Common Stock.

9. Address for such person is c/o Nabisco Group Holdings, 1301 Avenue of the Americas, New York, New York 10019.

10. Includes options which are currently exercisable (or exercisable within 60 days) to purchase 110,000 shares of Common Stock. In connection with Mr. Suozzi's resignation as a director of the Company, the vesting schedule of options with respect to 24,167 of such shares was accelerated and the period of time that Mr. Suozzi could exercise his options granted under the Plan was extended for the remainder of their respective terms. Accordingly, all of Mr. Suozzi's options granted by the Company under the Plan are fully vested. In addition, the Company and Mr. Suozzi have reached an agreeement in principle with respect to a consulting arrangement, subject to the negotiation and execution of definitive agreement, pursuant to which (i) Mr. Suozzi will provide certain consulting services on behalf of the Company for a term of one year and (ii) in consideration for such services Mr. Suozzi shall receive options to purchase 75,000 shares of Common Stock at an exercise price of $5-11/16 per share. Such options are to be non-Plan options,fully vested and to have a term of ten years.

11. Includes options which are currently exercisable (or exercisable within 60 days) to purchase 296,668 shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company served as a sales representative in procuring a defense contract for Valentec International Limited ("VIL"), a corporation formed under the laws of the United Kingdom, 88.8% of which is owned by Robert A. Zummo, the Chief Executive Officer and Chairman of the Board of the Company, and arranging sub-contractors for such defense contract.

During fiscal year 1999, the Company incurred additional costs of approximately $3.4 million on behalf of VIL in connection with such defense contract. At March 27, 1999 the Company had billed VIL and recorded a receivable from affiliates in the amount of $4.6 million, of which $1.2 million had been outstanding at March 28, 1998. Such balance at March 28, 1998 included approximately $700,000 of costs incurred by the Company on behalf of VIL and $500,000 in respect of fees for certain management services the Company provided on behalf of VIL. The Company collected approximately $3.4 million of the $4.6 million outstanding balance in May 1999 and VIL has a letter of credit with its customer related to the defense contract which supports the remaining $1.2 million receivable.

     In connection with the termination of Mr. Hakes' employment agreement with the Company (the "Hakes Employment Agreement") and his resignation as an employee of the Company, the Company and VIL entered into a consulting agreement with Mr. Hakes effective as of May 18, 1998, pursuant to which (i) the Hakes Employment Agreement was terminated, (ii) all SARs granted to Mr. Hakes under the SAR Plan were forfeited, and (iii) Mr. Hakes (a) provided certain consulting services to the Company for a term of one year and (b) served as the Managing Director of VIL for a term of one year. In consideration for such services, Mr. Hakes received a lump sum payment of (pound)146,700 British pounds (approximately $231,786 as of July 22, 1999) (less applicable withholding taxes), which was equal to his annual base salary at the time of termination of the Hakes Employment Agreement; options to purchase an aggregate of 35,000 shares of Common Stock previously granted to Mr. Hakes under the Plan were fully vested pursuant to the Hakes Consulting Agreement and were available for exercise until thirty days after the termination date of the Hakes Consulting Agreement; and the Company provided to Mr. Hakes certain life insurance benefits. Approximately (pound)117,350 British pounds (approximately $185,413 as of July 22, 1999) of the lump sum payment under the Hakes Consulting Agreement was made by the Company and the remainder was made by VIL. The Hakes Consulting Agreement expired in May 1999.

     See "Executive Compensation - Employment Agreements" for a discussion of an agreement in principle with respect to certain compensation to be paid, and certain other benefits to be provided, to Mr. Kaplan in connection with his resignation as an officer and director of the Company.

     See "Security Ownership of Certain Beneficial Owners and Management, footnote 10" for a discussion of an agreement in principle with respect to a consulting arrangement between the Company and Mr. Suozzi, a former director of the Company.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The financial statements, related notes thereto and reports of independent accountants required by Item 8 are listed on page F-1 herein.

      (1) All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

      (2)   Exhibits:

            2.1         Agreement, dated June 6, 1996, among AB 9607 Verwaltungs
                        GmbH & Co. KG., Phoenix  Aktiengesellschaft  and Phoenix
                        Airbag   GmbH   (the   "Phoenix   Purchase   Agreement")
                        (confidential treatment requested as to part)
            2.2(12)     Amendment Agreement, dated June 28, 1996, to the Phoenix
                        Purchase Agreement
            3.1(1)      Certificate   of   Incorporation   of   Safety   Systems
                        International, Inc.
            3.2(1)      Amended and Restated  Certificate  of  Incorporation  of
                        Safety Systems International, Inc.
            3.3(1)      Certificate  of  Amendment  of the Amended and  Restated
                        Certificate   of   Incorporation   of   Safety   Systems
                        International, Inc.
            3.4(11)     Certificate  of  Amendment  to the Amended and  Restated
                        Certificate  of Safety  Components  International,  Inc.
                        (the "Company" or "Safety Components")
            3.5(1)      By-laws of Safety Components
            4.1(2)      Warrant  Agreement,  dated  as of May 13,  1994  between
                        Hampshire Securities Corporation and Safety Components
            4.2(15)     Registration Rights Agreement, dated as of May 22, 1997,
                        by and among Safety Components, Robert A. Zummo, Francis
                        X.  Suozzi and the  Valentec  International  Corporation
                        Employee Stock Ownership Plan
            4.3(16)     Form of Pledge Agreement, dated as of May 21, 1997, made
                        by the  Pledgors  named  therein  in  favor  of  KeyBank
                        National  Association,   as  collateral  agent  for  the
                        benefit of the Secured Creditors (as defined therein)

            4.4(18)     Form of  Indenture,  dated as of July 24,  1997,  by and
                        among Safety Components, the Subsidiary Guarantors named
                        therein and IBJ Schroder Bank & Trust Company.
            4.5(18)     Registration Rights Agreement, dated as of July 24, 1997
                        by and among Safety  Components,  the  guarantors  named
                        therein,  BT Securities  Corporation,  Alex Brown & Sons
                        Incorporated and BancAmerica Securities, Inc.
            4.6(18)     Form of 10  1/8%  Senior  Subordinated  Note  Due  2007,
                        Series A, including Form of Guarantee
            4.7(18)     Form of 10 1/8 %  Senior  Subordinated  Note  Due  2007,
                        Series B, including Form of Guarantee
            4.8(18)     Form of Amendment No. 2 to Pledge Agreement, dated as of
                        July 15,  1997,  made by the Pledgors  named  therein in
                        favor of KeyBank  National  Association,  as  collateral
                        agent  for the  benefit  of the  Secured  Creditors  (as
                        defined therein)
            4.9(21)     Form of Amendment No. 3 to Pledge Agreement, dated as of
                        June 30,  1998,  made by the Pledgors  named  therein in
                        favor of KeyBank  National  Association,  as  collateral
                        agent  for the  benefit  of the  Secured  Creditors  (as
                        defined therein).
            4.10(21)    Form of Amendment No. 4 to Pledge Agreement, dated as of
                        February 9, 1999,  made by the Pledgors named therein in
                        favor of KeyBank  National  Association,  as  collateral
                        agent  for the  benefit  of the  Secured  Creditors  (as
                        defined therein).
            10.2(3)     Airbag  Purchase  Agreement  by and  between TRW Vehicle
                        Safety   Systems,   Inc.  and   Valentec   International
                        Corporation    ("Valentec")   dated   March   31,   1993
                        (confidential treatment granted as to part)
            10.3(3)     Long-Term  Contract  for the  Supply of  Airbags  by and
                        between TRW REPA GmbH and Valentec International Limited
                        ("VIL"),   dated   September   20,  1993   (confidential
                        treatment granted as to part)
            10.4(2)     Representation Agreement,  effective as of May 13, 1994,
                        by   and   between    Automotive    Safety    Components
                        International,  Inc.  ("Automotive Safety") and Champion
                        Sales and Service Co.  ("Champion")
            10.5(2)     Stock Option Plan of Safety Components
            10.6(2)     Master  Asset  Transfer  Agreement,  dated May 13, 1994,
                        among   Valentec   International   Corporation,   Safety
                        Components, Galion, Inc. and Automotive Safety
            10.7(2)     Asset Purchase  Agreement,  dated May 13, 1994,  between
                        VIL  and  Automotive  Safety  Components   International
                        Limited ("Automotive Limited")
            10.8(9)     Corporate Services Agreement, dated as of April 1, 1995,
                        between  Valentec  International  Corporation and Safety
                        Components
            10.9(2)     Facility Agreement, dated May 13, 1994, between Valentec
                        International Corporation and Automotive Safety
            10.10(2)    Facility Agreement,  dated May 13, 1994, between VIL and
                        Automotive  Limited
            10.11(2)    Representation Agreement,  effective as of May 13, 1994,
                        by and between Automotive Limited and Champion
            10.12(5)    Form of Sublease Agreement,  dated May 13, 1994, between
                        VIL and Automotive Limited
           *10.13(6)    Employment Agreement,  dated as of September 29, 1994 by
                        and between Safety Components and Paul L. Sullivan
            10.14(7)    Contract  DAAA09-94-C-0532 between Safety Components and
                        the U.S.  Army (the  "Systems  Contract")  *10Employment
                        Agreement,  effective as of September 19, 1994,  between
                        Safety Components and Victor Guadagno
            10.16(8)    Lease   Agreement,   dated  February  15,  1995  between
                        Inmobiliara Calibert, S.A. de C.V. and Automotive Safety
                        Components International SA. de C.V.
            10.17(16)   Credit  Agreement,  dated as of March  15,  1996,  among
                        Safety Components,  Automotive Safety, Galion,  Valentec
                        Systems, Inc. and CUSA
            10.18(16)   Pledge  and  Security  Agreement,  dated as of March 15,
                        1996,  made by  Safety  Components,  Automotive  Safety,
                        Galion, Inc. and Valentec Systems, Inc. in favor of CUSA
           *10.19(10)   Employment  Agreement,   dated  June  1,  1995,  between
                        Automotive Limited and John Laurence Hakes
            10.20(10)   Underwriting  Agreement,  dated June 15, 1995,  among BT
                        Securities  Corporation,   Prime  Charter  Ltd.,  Safety
                        Components,  Valentec International  Corporation and the
                        other selling stockholders named therein
            10.21(14)   TRW/SCI Multi Year  Agreement  dated as of April 1, 1996
                        among TRW Vehicle Safety  Systems,  Inc.,  TRW, Inc. and
                        Safety Components. Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted

            10.22(15)   Stock Purchase  Agreement,  dated as of May 22, 1997, by
                        and among  Robert  A.  Zummo,  Francis  X.  Suozzi,  the
                        Valentec   International   Corporation   Employee  Stock
                        Ownership Plan and Safety Components
           *10.23(16)   Employment  Agreement,  dated as of February  15,  1997,
                        between Safety Components and Jeffrey J. Kaplan
           *10.24(16)   Employment Agreement,  dated as of May 19, 1997, between
                        Safety Components and Thomas W. Cresante
            10.25(16)   Consulting Agreement,  dated as of May 31, 1997, between
                        Safety Components and W. Hardy Myers
            10.26(16)   Credit Agreement (the "Credit  Agreement"),  dated as of
                        May 21, 1997, by and among Safety Components, Automotive
                        Safety  Components  International  GmbH & Co.  KG (f/k/a
                        Phoenix   Airbag  GmbH  &  Co.  KG  ("ASCI   GmbH")  and
                        Automotive  Limited,  as borrowers and KeyBank  National
                        Association,  as  administrative  agent, and the lending
                        institutions named therein
            10.27(16)   Form of Subsidiary  Guaranty,  dated as of May 21, 1997,
                        among the  guarantors  named therein,  KeyBank  National
                        Association,  as administrative agent for itself and the
                        other Lenders (as defined in the Credit Agreement)
            10.28(16)   Form of Security  Agreement,  dated as of May 21,  1997,
                        among the assignors  named therein and KeyBank  National
                        Association,  as collateral agent for the benefit of the
                        Secured Creditors (as defined therein)
            10.29(17)   Asset  Purchase  Agreement,  dated as of June 30,  1997,
                        between Safety Components and JPS Automotive L.P.
            10.30(18)   Purchase  Agreement,  dated as of July 21, 1997,  by and
                        among Safety Components, BT Securities Corporation, Alex
                        Brown & Sons  Incorporated  and BancAmerica  Securities,
                        Inc.
            10.31(18)   Form of Amendment No. 2 to Credit Agreement, dated as of
                        July 15, 1997, by and among Safety  Components,  Phoenix
                        Airbag and Automotive Limited, as borrowers, and KeyBank
                        National  Association,  as administrative agent, and the
                        lending institutions named therein
            10.32(18)   Form of Amendment No. 2 to Subsidiary Guaranty, dated as
                        of July 15, 1997,  among the  guarantors  named therein,
                        KeyBank National  Association,  as administrative  agent
                        for  itself  and the other  Lenders  (as  defined in the
                        Credit Agreement)
            10.33(18)   Form of Amendment No. 2 to Security Agreement,  dated as
                        of July 15, 1997,  among the assignors named therein and
                        KeyBank  National  Association,  as collateral agent for
                        the  benefit  of  the  Secured   Creditors  (as  defined
                        therein)
           *10.34(19)   Offer  Letter,  dated January 23, 1998,  between  Safety
                        Components and Philip Lelliot
           *10.35(19)   Employment Agreement, dated as of March 9, 1998, between
                        Valentec International Corporation, LLC (as successor in
                        interest to Valentec International Corporation) and Paul
                        M. Betz
           *10.36(19)   Employment Agreement, dated as of March 4, 1998, between
                        Safety Components and Robert Sepulveda
            10.37(19)   Consulting Agreement,  dated as of May 14, 1998, between
                        Safety Components and Thomas W. Cresante
            10.38(19)   Severance  Agreement,  dated as of May 18,  1998,  among
                        Automotive Limited, VIL and John L. Hakes
           *10.39(19)   Safety Components Senior Management Incentive Plan
           *10.40(19)   Safety Components Management Incentive Plan
           *10.41(19)   Safety Components Stock Appreciation Rights Award Plan
            10.42(20)   Safety Components 1994 Stock Option Plan, as amended
            10.43(21)   Form of Amendment No. 3 to Credit Agreement, dated as of
                        July 30, 1998, by and among Safety Components, ASCI GmbH
                        and  Automotive  Limited,  as  borrowers,   and  KeyBank
                        National  Association,  as administrative agent, and the
                        lending institutions named therein.
            10.44(21)   Form of Amendment No. 4 to Credit Agreement, dated as of
                        October 9, 1998,  by and among Safety  Components,  ASCI
                        GmbH and Automotive Limited,  as borrowers,  and KeyBank
                        National  Association,  as administrative agent, and the
                        lending institutions named therein.
            10.45(21)   Form of Amendment No. 3 to Subsidiary Guaranty, dated as
                        of July 30, 1998,  among the  guarantors  named therein,
                        KeyBank National  Association,  as administrative  agent
                        for  itself  and the other  Lenders  (as  defined in the
                        Credit Agreement).
            10.46(21)   Form of Amendment No. 3 to Security Agreement,  dated as
                        of July 30, 1998,  among the assignors named therein and
                        KeyBank  National  Association,  as collateral agent for
                        the  benefit  of  the  Secured   Creditors  (as  defined
                        therein).
            *10.47(21)  Form of Employment  Agreement,  dated as of June 1, 1998 between Safety Components and Stephen Duerk.
            10.48(21)   Form of Master  Equipment Lease  Agreement,  dated as of
                        July 10, 1998,  between KeyCorp  Leasing,  a division of
                        Key Corporate Capital Inc. and Safety Components.

            10.49(22)   Form of Amendment No. 5 to Credit Agreement, dated as of
                        February 9, 1999, by and among Safety  Components,  ASCI
                        GmbH and Automotive Limited,  as borrowers,  and KeyBank
                        National  Association,  as administrative agent, and the
                        lending institutions named therein.
            10.50(22)   Form of Amendment No. 4 to Subsidiary Guaranty, dated as
                        of February 9, 1999, among the guarantors named therein,
                        KeyBank National  Association,  as administrative  agent
                        for  itself  and the other  Lenders  (as  defined in the
                        Credit Agreement).
            10.51(22)   Form of Amendment No. 4 to Security Agreement,  dated as
                        of February 9, 1999,  among the assignors  named therein
                        and KeyBank  National  Association,  as collateral agent
                        for the  benefit of the  Secured  Creditors  (as defined
                        therein).
            *10.52(22)  Severance Agreement,  dated as of June 25, 1998, between
                        Valentec International Corporation LLC and Paul M. Betz.
            *10.53(22)  AmendmentNo.   1,  dated  as  of  March  24,  1999,   to
                        Employment  Agreement,  dated February 15, 1997, between
                        Safety Components and Jeffrey J. Kaplan.
            10.54(22)   Investment  Agreement,  dated  as  of  March  31,  1999,
                        between Brera SCI, LLC and Safety Components.
            10.55(22)   Termination Agreement,  dated as of May 4, 1999, between
                        Brera SCI, LLC, Brera Capital  Partners,  LLC and Safety
                        Components
           *10.56       Form of  Employment  Agreement,  dated as of  April  19,
                        1999, between Safety Components and Robert A. Zummo
           *10.57       Form of  Employment  Agreement,  dated as of  April  19,
                        1999,  between  Safety  Components  and  John  C.  Corey
                        21.1(22) Subsidiaries of Safety Components
            23.1(22)    Consent of Arthur Andersen LLP dated June 23, 1998
            23.2(22)    Consent of Arthur Andersen LLP dated June 25, 1999
            23.3(22)    Consent  of  PricewaterhouseCoopers  LLP dated  June 25,
                        1999
            27(22)      Financial Data Schedule

(b)         Reports on Form 8-K.

         None.

  *      Indicates exhibits relating to executive compensation.

         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (the "1994 Registration Statement") filed with the Securities and Exchange Commission (the "Commission") on February 11, 1994.
         (2) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994, filed with the Commission.
         (3) Incorporated by reference to Amendment No. 2 to the 1994 Registration Statement, filed with the Commission on March 18, 1994.
         (4) Incorporated by reference to Amendment No. 3 to the 1994 Registration Statement, filed with the Commission on April 20, 1994.
         (5) Incorporated by reference to Amendment No. 4 to the 1994 Registration Statement, filed with the Commission on May 3, 1994.
         (6) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1994 filed with the Commission.
         (7) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 1994, filed with the Commission.
         (8) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1995.
         (9) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 19, 1995.
         (10) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1995.
         (11) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.
         (12) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996.
         (13) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1996.
         (14) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 1996.
         (15)     Incorporated  by reference to the Company's  Current Report on
                  Form 8-K, filed with the Commission on June 6, 1997.
         (16)     Incorporated  by reference to the  Company's  Annual Report on
                  Form 10-K, for the fiscal year ended March 31, 1997.
         (17)     Incorporated  by reference to the Company's  Current Report on
                  Form 8-K, filed with the Commission on August 4, 1997.
         (18)     Incorporated  by  reference  to  the  Company's   Registration
                  Statement on Form S-4, filed with the Commission on August 12, 1997.
         (19)     Incorporated  by reference to the  Company's  Annual Report on
                  Form 10-K for the fiscal year ended March 28, 1998.
         (20)     Incorporated by reference to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended June 27, 1998.
         (21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998.
         (22)     Incorporated by reference to the Original Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SAFETY COMPONENTS INTERNATIONAL, INC.



                              By:      /s/ Robert A. Zummo
                              -------------------------------------
                                       Robert A. Zummo
                                       Chairman of the Board
                                       and Chief Executive Officer
                                       Date:    July 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name and Signature                Title                                   Date
-------------------               -----                                   -----
                                  Chairman of the Board and Chief
                                  Executive Officer
  /s/ Robert A. Zummo             (Principal Executive Officer)           July 26, 1999
-------------------------------
  Robert A. Zummo
                                  Executive Vice President, Chief
                                  Financial Officer and Director
  /s/ Jeffrey J. Kaplan           (Principal Financial Officer)           July 26, 1999
-------------------------------
  Jeffrey J. Kaplan

                                  Corporate Controller
  /s/ Dale Anderson               (Principal Accounting Officer)          July 26, 1999
-------------------------------
  Dale Anderson

                                  President, Chief Operating Officer an
  /s/ John C. Corey               Director                                July 26, 1999
-------------------------------
  John C. Corey


  /s/ Joseph J. DioGuardi         Director                                July 26, 1999
-------------------------------
  Joseph J. DioGuardi


  /s/ Robert J. Torok             Director                                July 26, 1999
-------------------------------
  Robert J. Torok


