Form 10-Q
period 1999-06-26
SAFETY COMPONENTS INTERNATIONAL INC
filed 1999-08-10
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 26, 1999

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


                     Yes  [X]          No  [ ]


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of August 10, 1999, was 5,136,316.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                                     PART I

                              FINANCIAL INFORMATION

     The unaudited consolidated financial information at June 26, 1999 and for the thirteen week period ended June 27, 1998 and the audited consolidated financial information at March 27, 1999 relate to Safety Components International, Inc. and its subsidiaries.


ITEM 1.    FINANCIAL STATEMENTS                                            PAGE

           Consolidated Balance Sheets as of June 26, 1999 and
           March 27, 1999                                                   3

           Consolidated Statements of Operations for the
           thirteen weeks ended June 26, 1999 and
           June 27, 1998                                                    4

           Consolidated Statements of Cash Flows for the
           thirteen weeks ended June 26, 1999 and
           June 27, 1998                                                    5


           Notes to Consolidated Financial Statements                       6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12


ITEM 3.    QUANTATIVE AND QUALATATIVE DISCLUSURES
           ABOUT MARKET RISK                                               14

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                        15

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                15

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                          15

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                         15

ITEM 5.           OTHER INFORMATION                                        15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                         15

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except per share and per share data)

                                                                           June 26,     March 27,
                                                                             1999         1999
                                                                          ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents.............................................. $ 17,433      $ 10,607
  Accounts receivable, net ..............................................   46,807        47,284
  Receivable from affiliate .............................................    1,169         4,583
  Inventories ...........................................................   17,743        21,445
  Prepaid and other .....................................................    5,878         6,296
                                                                           -------       -------
          Total current assets...........................................   89,030        90,215

Property, plant and equipment, net ......................................   71,332        68,747
Intangible assets, net ..................................................   56,799        57,796
Other assets ............................................................    6,268         6,094
                                                                           -------       -------
          Total assets................................................... $223,429      $222,852
                                                                           =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................... $ 24,602      $ 28,093
  Earnout payable .......................................................    1,600         2,111
  Accrued liabilities....................................................   18,124        15,993
  Current portion of long-term obligations ..............................    3,955         3,769
                                                                           -------       -------
          Total current liabilities......................................   48,281        49,966

Long-term obligations ...................................................   55,578        53,195
Senior subordinated debt ................................................   90,000        90,000
Other long-term liabilities .............................................    3,993         3,776
                                                                           -------       -------
          Total liabilities..............................................  197,852       196,937
                                                                           -------       -------
Commitments and contingencies
Stockholders' equity :
  Preferred stock: $.10 par value per share -- 2,000,000 shares authorized; no shares outstanding at March 27, 1999 and
    March 28, 1998, respectively.........................................       --            --
  Common stock: $.01 par value per share -- 10,000,000 shares authorized;
    6,629,008 and 6,538,075 shares issued and 5,136,316 and 5,094,216
    shares outstanding at March 27, 1999 and March 28, 1998, respectively       66            66
  Common stock warrants..................................................       51             1
  Additional paid-in-capital.............................................   44,963        44,963
  Treasury stock, 1,492,692  at March 27, 1999 and March 28, 1998,
  at cost................................................................  (15,439)      (15,439)
  Retained earnings......................................................    2,944         2,325
  Accumulated other comprehensive income:
  Cumulative tax benefit from stock options exercised....................      205           205
  Cumulative translation adjustment .....................................   (7,213)       (6,206)
                                                                            -------       -------
      Accumulated other comprehensive income.............................   (7,008)       (6,001)
          Total stockholders' equity.....................................   25,577        25,915
                                                                           -------       -------
          Total liabilities and stockholders' equity..................... $223,429      $222,852
                                                                           =======       =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and per share data)

                                                                      Thirteen          Thirteen
                                                                     Weeks Ended       Weeks Ended
                                                                    June 26, 1999     June 27, 1998
                                                                    -------------     -------------

Net Sales ......................................................      $63,845           $51,449

Cost of sales, excluding depreciation ..........................       52,841            40,318

Depreciation ...................................................        2,127             1,866
                                                                      -------           -------
             Gross profit ......................................        8,877             9,265


Selling and marketing expenses .................................          782               647

General and administrative expenses ............................        2,875             2,571

Research and development expenses...............................          223                 -

Amortization of goodwill .......................................          575               560
                                                                      -------           -------
             Income from operations ............................        4,422             5,487

Other expense ..................................................            8                44

Interest expense ...............................................        3,423             2,807
                                                                      -------           -------
             Income before income taxes ........................          991             2,636

Provision for income taxes .....................................          371             1,093
                                                                      -------           -------
Net income .....................................................      $   620           $ 1,543
                                                                      =======           =======

Net income per share, basic ....................................      $  0.12           $  0.30
                                                                      =======           =======
Net income per share, assuming dilution ........................      $  0.12           $  0.30
                                                                      =======           =======
Weighted average number of shares outstanding, basic ...........        5,136             5,068
                                                                      =======           =======
Weighted average number of shares outstanding, assuming dilution        5,166             5,224
                                                                      =======           =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                        Thirteen          Thirteen
                                                                       Weeks Ended       Weeks Ended
                                                                      June 26, 1999     June 27, 1998
                                                                      -------------     -------------

Net cash provided by (used in) operating activities .............       $  9,932           $   (623)
                                                                        --------           --------
Cash Flows From Investing Activities:
         Additions to property, plant and equipment .............         (4,779)            (5,595)
         Additional consideration and costs for Phoenix Airbag ..           (444)            (1,958)
         Acquisition costs and andvances for Valentec ...........              -               (135)
         Acquisition costs for JPS ..............................              -               (133)
                                                                        --------           --------
              Net cash used in investing activities .............         (5,223)            (7,821)
                                                                        --------           --------
Cash Flows From Financing Activities:
         Proceeds from Deutsche Bank mortgage ...................          2,907                  -
         Net proceeds from sale of common stock .................              -                520
         Repayments of debt and long-term obligations............         (1,078)              (776)
         Net borrowing on revolving credit facility .............            700              7,124
                                                                        --------           --------
              Net cash provided by financing activities .........          2,529              6,868
                                                                        --------           --------
Effect of exchange rate changes on cash .........................           (412)               (89)
                                                                        --------           --------
Change in cash and cash equivalents .............................          6,826             (1,665)
Cash and cash equivalents, beginning of period ..................         10,607              6,049
                                                                        --------           --------
Cash and cash equivalents, end of period ........................       $ 17,433           $  4,384
                                                                        ========           ========

Supplemental disclosure of cash flow information:
     Cash paid during period for:
          Interest ..............................................       $    966           $    474
          Income taxes ..........................................              -                341


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by Safety Components International, Inc. ("SCI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, SCI believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 27, 1999. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods.



NOTE  2  COMPOSITION OF CERTAIN CONSOLIDATED BALANCE SHEET COMPONENTS
         (in thousands)



                                                                       June 26, 1999         March 27, 1999
                                                                     -----------------       --------------
Accounts receivable:
      Billed receivables                                                 $ 41,673                $43,520
      Unbilled receivables (net of unliquidated progress
      payments of $1,457 and $472 at June 26, 1999 and
      March 27, 1999, respectively)                                         3,949                  2,690
      Other                                                                 1,185                  1,074
                                                                          -------                -------
                                                                          $46,807                $47,284
                                                                          =======                =======

Inventories:
      Raw materials                                                       $ 7,434                $ 6,805
      Work-in-process                                                       5,818                  6,973
      Finished goods                                                        4,491                  7,667
                                                                          -------                -------
                                                                          $17,743                $21,445
                                                                          =======                =======

Property, plant and equipment:
      Land and building                                                   $10,734                $10,583
      Machinery and equipment                                              66,293                 66,557
      Furniture and fixtures                                                3,865                  2,608
      Construction in progress                                              8,450                  4,994
                                                                          -------                -------
                                                                           89,342                 84,742
      Less -  accumulated depreciation and amortization                   (18,010)               (15,995)
                                                                          -------                -------
                                                                          $71,332                $68,747
                                                                          =======                =======

NOTE  3  LONG-TERM OBLIGATIONS (in thousands)



                                                                       June 26, 1999            March 28, 1997
                                                                    ------------------          --------------

Senior Subordinated Notes due July 15, 2007, bearing
  interest at 10 1/8%                                                     $90,000                 $ 90,000

KeyBank revolving credit facility due May 05, 2002, bearing
  interest at 3.0% over LIBOR                                              37,900                   37,200

KeyCorp equipment note due July 10, 2005 bearing interest                   8,917                    9,210
  at 7.09%

Bank Austria mortgage note, due March 31, 2007, bearing
  interest at 1.0% over LIBOR                                               6,000                    6,375

Deutsche Bank mortgage note, due at various dates during                    2,907                        -
  the period May 31, 2007 through March 21, 2019, bearing
  interest rates ranging from 3.5% through 5.25%

Note  payable,  principal due in annual  installments of $198 beginning  January 12, 1999 to January 12, 2002, with interest at 7.22% in semiannual installments, secured by assets of
  the Company's United Kingdom subsidiary                                     595                      608

Capital equipment notes payable,  due in monthly  installments with interest at 8.02% to 16.0% maturing at various rates
  through June 2002, secured by machinery and equipment                     3,214                    3,571
                                                                         --------                 --------
                                                                          149,533                  146,964
Less - current portion                                                     (3,955)                  (3,769)
                                                                         --------                 --------
                                                                         $145,578                 $143,195
                                                                         ========                 ========

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior

Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for the Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company made both semi-annual interest payments during fiscal year 1999 to the holders for an aggregate of $9.2 million. The Company had also accrued as of June 26, 1999, as part of accrued liabilities, approximately $4.1 million of interest, which was paid July 15, 1999 as part of the second semi-annual payment. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors. Subject to exceptions for specified Permitted Indebtedness, the Company may not incur additional Indebtedness under the terms of such Indenture unless certain conditions are met. The Company intends to meet its working capital needs and capital expenditures through a combination of internally generated cash flows from operations, Permitted Indebtedness and/or public or private equity offerings.

     The Company, ASCI GmbH and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended to date (the "Credit Agreement"). The Credit Agreement consists of a $40.0 million revolving credit facility for a five year term ($37.9 million outstanding as of August 10, 1999), bearing interest at LIBOR (5.3% as of June 26, 1999) plus 3.0% with a commitment fee of .375% per annum for any unused portion. The initial proceeds from KeyBank were used to repay the Bank of America NT&SA term loan and revolving credit facility. KeyBank was subsequently repaid with the proceeds from the Offering. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and are being charged to operations over the expected term of the Credit Agreement not to exceed 5 years. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

     On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank each provide fifty percent of the financing available under the Credit Agreement and KeyBank remains as acting agent.

     On June 24, 1999, the Company entered into Amendment No. 6 to the Credit Agreement, which among other covenants requires the Company to earn $30.0 million of EBITDA (as such term is defined in the Credit Agreement) in fiscal year 2000. Such covenant is tested monthly based upon cumulative targets for the year. Covenants for Fixed Charge Coverage, Interest Coverage and Minimum Net Income are also based on the $30.0 million EBITDA target. In addition, the interest rate was increased to LIBOR plus 3.0% and the commitment fee was increased to .375%. The Company issued to the Lenders ten-year warrants to acquire 20,000 shares of the Company's common stock at current market value per share. The Company, using the Black-Sholes pricing model, calculated the fair market value of the warrants at approximately $50,000. Additionally, the Company will be subject, as of June 24, 2000, to a Senior Funded Debt to EBITDA ratio covenant of 1.5 to 1.0 and a Minimum Consolidated Net Worth covenant. In addition, under Amendment No. 6 to the Credit Agreement the Lenders waived certain financial covenants for periods through the date of such amendment. The interest rate will increase 1.0% on July 1, 2000 and an additional 1.0% for each quarter thereafter if the Company does not refinance the Credit Agreement by such dates. In addition, if the Company refinances the Credit Agreement by December 31, 1999, the 20,000 warrants will be returned to the Company. However, if the Company does not refinance the Credit Agreement by July 1, 2000, the Company is required to issue an additional 30,000 ten-year warrants to the Lenders at the then current market value per share. Letters of credit outstanding were $2.1 million at August 10, 1999. As of June 26, 1999 there was no availability under the Credit Agreement. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company.

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at a fixed rate of 7.09% via an interest swap agreement, requires monthly payments of $150,469, and is secured by certain equipment located at SCFTI. The rate swap is considered immaterial to the Company's financial position at June 26, 1999.

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

     On April 1, 1999, the Company secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Bavendstedt, Germany. The note is secured by the real estate in Germany acquired through the mortgage and is further secured by a guarantee issued by Safety Components.

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


                                              Thirteen          Thirteen
                                             Weeks Ended       Weeks Ended
                                            June 26, 1999     June 27, 1998
                                            -------------     -------------
Net income                                     $  620            $1,543
                                               ======            ======
Weighted average number of
  common shares used in basic
  earnings per share                            5,136             5,068
Effect of dilutive securities:
  Stock options                                    29               142
  Warrants                                          1                14
                                                -----             -----
Weighted average number of
  common shares and dilutive
  potential common stock used
  in diluted earnings per share                 5,166             5,224
                                                =====             =====


     Options on approximately 978,000 and 599,000 shares of common stock were not included in computing diluted earnings per share as of June 26, 1999 and June 27, 1998, respectively, because their effects were antidilutive. Warrants to purchase 104,400 shares of Common Stock were not included in computing diluted earnings per share as of June 27, 1998 because their effects were antidilutive.



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


                                                 Thirteen          Thirteen
                                                Weeks Ended       Weeks Ended
                                               June 26, 1999     June 27, 1998
                                               -------------     -------------

Net Income                                        $  620            $1,543
Tax benefit from stock options exercised               -               112
Foreign currency translation adjustment           (1,007)               68
                                                  ------            ------
Comprehensive income                              $ (387)           $1,723
                                                  ======            ======

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 6 - SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect domestic wholly-owned subsidiaries (the "Guarantors"). Certain condensed consolidating information of the Guarantors are presented below as of June 26, 1999.


                                         ----------------------------------------------------------------------
                                          GUARANTOR     NONGUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   CORPORATION     ENTRIES        TOTAL
                                         ------------   ------------   -----------   -----------   ------------

Current assets................           $ 52,209       $ 23,481       $ 13,340      $     -        $ 89,030
                                          =======        =======        =======       ======         =======
Total assets..................           $141,541       $ 68,203       $ 22,679      $(8,994)       $223,429
                                          =======        =======        =======       ======         =======
Current liabilities...........           $ 33,102       $ 26,978       $(11,802)     $     3        $ 48,281
                                          =======        =======        =======       ======         =======
Total liabilities.............           $136,375       $ 59,539       $  1,935      $     3        $197,852
                                          =======        =======        =======       ======         =======
Revenues......................           $ 42,538       $ 23,442       $      -      $(2,135)       $ 63,845
                                          =======        =======        =======       ======         =======
Gross Profit..................           $  5,514       $  3,308       $    (57)     $   112        $  8,877
                                          =======        =======        =======       ======         =======
Income from operations........           $  3,227       $  2,302       $ (1,395)     $   288        $  4,422
                                          =======        =======        =======       ======         =======
Income before taxes...........           $  3,509       $  1,583       $ (4,422)     $   321        $    991
                                          =======        =======        =======       ======         =======
Net Income....................           $  2,184       $    767       $ (2,682)     $   351        $    620
                                          =======        =======        =======       ======         =======

Note  7  Business Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. The Company's operations have been classified into two operating segments: (i) Automotive - The Company manufactures airbag fabric and cushions and metal components for several domestic and foreign automobile manufacturers under contracts with major airbag systems integrators. Included in Automotive are technical fabric products, which are produced using similar production processes; and (ii) Defense - The Company acts as a systems integrator for the U.S. Army, coordinating the manufacture and assembly of components supplied by various subcontractors. The Company's Defense Operations also manufactures projectiles and other metal components for small to medium caliber training and tactical ammunition for the U.S. Armed Forces and contractors within the defense business.

     The Company evaluates performance and allocates resources based on earnings (operating income) before interest, taxes, depreciation, and amortization ("EBITDA"). The Company's reportable segments are differentiated by product. The reportable segments are each managed separately because they manufacture distinct products with different production processes. Summarized financial information by business segment is as follows (in thousands):


                                        Thirteen              Thirteen
                                      Weeks Ended           Weeks Ended
                                     June 26, 1999         June 27, 1998
                                     -------------         -------------

Revenues from external customers:

  Airbag cushions                       $33,187               $20,803
  Airbag fabric                          12,741                12,451
  Technical fabric                        6,617                 6,003
  Metal components                        1,274                 2,877
                                        -------               -------
    Automotive                          $53,819               $42,134
                                        =======               =======

  Systems integrator                    $ 6,311               $ 5,816
  Metal components                        3,715                 3,499
                                        -------               -------
    Defense                             $10,026               $ 9,315
                                        =======               =======

EBITDA:
  Automotive                            $ 7,306               $ 7,762
  Defense                                 1,068                 1,198
  Corporate                              (1,250)               (1,047)
                                        -------               -------
                                        $ 7,124               $ 7,913
                                        =======               =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

During the first quarter of fiscal 2000 the Company, through its wholly-owned subsidiary, Automotive Safety Components GmbH & Co. KG, purchased a facility in Bavendstedt, Germany in consideration of approximately DM 5.5 million (approximately $3.0 million). The entire purchase price has been financed from the proceeds of a loan agreement with Deutsche Bank. The Company expects that the layout of the new German facility will allow it to conduct its operations in Germany in a more efficient and cost effective manner. During the first quarter the company made substantial progress moving to the new facility and expects to complete the move by the middle of fiscal 2000. The Company has been able to retain a majority of the employees who worked in the old facility thereby leaving intact a knowledge base for the future manufacture of airbags. The decision to remain in Germany is based on current and anticipated program delivery commitments.



First Quarter Ended June 26, 1999 Compared to First Quarter June 27, 1998

     Net Sales. Net sales increased by $12.4 million or 24.1% to $63.8 million for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. The increase was primarily attributable to increased sales volumes in the automotive operations. The North American automotive operations increased $3.4 million or 11% and the European automotive operations increased $7.6 million or 55% compared to the first quarter of fiscal year 1999. The remaining increase in sales during the first quarter of fiscal year 2000 was due to increased sales of $1.4 million or 18.7% in the defense operations primarily from deliveries of programs from the company's Galion, Ohio facility. This increase was partially offset by decreased sales of Valentec. The Company anticipates that results of its operations for its second quarter, typically the Company's weakest fiscal quarter due to the customary shutdown of its automotive plants, will also be negatively affected by continued poor performance of its noncore metal components and defense businesses. As a result, the Company expects to incur a loss for the second quarter of fiscal 2000, but also expects that its third and fourth fiscal quarters will show marked improvement over its first quarter as the benefits of its high volume awards and cost reduction programs are realized. The Company is considering strategic alternatives regarding its noncore operations so that it can concentrate on building the Company's more profitable automotive operations.

     Gross Profit. Gross profit decreased by $.4 million or 4.2% to $8.9 million for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. The decrease was primarily attributable to product mix at SCFTI and lower sales at Valentec, partially offset by increased gross profit in the European automotive and defense operations.

     Gross profit as a percentage of sales decreased to approximately 13.9% for the first quarter of fiscal year 2000 from 18% for the first quarter of fiscal year 1999. The decrease as a percentage of sales was due to the items discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $.4 million or 13.6% to $3.7 million for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. Selling costs increased $0.4 million due to increased commissions in the North American airbag operations and an increase in sales personnel at SCFTI and Valentec. Selling, general and administrative expenses as a percentage of sales decreased to 5.7% for the first quarter of fiscal year 2000 from 6.3% for the first quarter of fiscal year 1999.

     Research and Development Expenses. Research and development expenses increased by $0.2 million or 100.0% to $.2 million for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. Research and development costs at Valentec during the first quarter of fiscal year 2000 of approximately $0.15 million were incurred in connection with the development of proprietary products for the automotive industry. Valentec has developed a high performance exhaust system, under its Zummo Performance Products business line anticipated to be sold through retail and wholesale channels. The remaining research and development costs were incurred at SCFTI in its technical fabrics division.

     Operating Income. Operating income decreased by $1.1 million or 19.4% to $4.4 million for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. The decrease was primarily attributable to the items discussed above.


     Interest Expense. Interest expense increased $0.6 million to $3.4 million for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. This increase was primarily attributable to the increase in debt under the Company's revolving credit facility and capitalized lease financing.

     Income Taxes. The income tax rate applied against pre-tax profit was 37.4% for the first quarter of fiscal year 2000 compared to 41.5% against pre-tax income for the first quarter of fiscal year 1999. The tax rate was lower during the first quarter of fiscal year 2000 due to foreign tax benefits recognized during that period.

     Net Income. Net income decreased to $.6 million for the first quarter of fiscal year 2000 compared to income of $1.5 million for the first quarter of fiscal year 1999. This decrease was a result of the items discussed above.


Liquidity and Capital Resources

     The Company's equipment and working capital requirements will continue to increase as a result of the anticipated growth of the Automotive Operations. This growth is expected to be funded through a combination of cash flows from operations, equipment financing, and the proceeds from potential future public or private equity-related offerings.

     The Company, ASCI GmbH and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended to date (the "Credit Agreement"). The Credit Agreement consists of a $40.0 million revolving credit facility for a five year term ($37.9 million outstanding as of August 10, 1999), bearing interest at LIBOR (5.3% as of June 26, 1999) plus 3.0% with a commitment fee of .375% per annum for any unused portion. On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank (collectively, the "Lenders") each provide fifty percent of the financing available under the Credit Agreement and KeyBank remains as acting agent. On June 24, 1999, the Company entered into Amendment No. 6 to the Credit Agreement, which among other covenants requires the Company to earn $30.0 million of EBITDA (as such term is defined in the Credit Agreement) in fiscal year 2000. Such covenant is tested monthly based upon cumulative targets for the year. Covenants for Fixed Charge Coverage, Interest Coverage and Minimum Net Income are also based on the $30.0 million EBITDA target. In addition, the interest rate was increased to LIBOR plus 3.0% and the commitment fee was increased to .375%. The Company issued to the Lenders ten-year warrants to acquire 20,000 shares of the Company's common stock at current market value per share. The Company using the Black-Scholes pricing model, calculated the fair market value of the warrants at approximately $50,000. Additionally, the Company will be subject, as of June 24, 2000, to a Senior Funded Debt to EBITDA ratio covenant of 1.5 to 1.0 and a Minimum Consolidated Net Worth covenant. In addition, under Amendment No. 6 to the Credit Agreement the Lenders waived certain financial covenants for periods through the date of such amendment. The interest rate will increase 1.0% on July 1, 2000 and an additional 1.0% for each quarter thereafter if the Company does not refinance the Credit Agreement by such dates. In addition, if the Company refinances the Credit Agreement by December 31, 1999, the 20,000 warrants will be returned to the Company. However, if the Company does not refinance the Credit Agreement by July 1, 2000, the Company is required to issue an additional 30,000 ten-year warrants to the Lenders at the then current market value per share. Letters of credit outstanding were $2.1 million at June 26, 1999. As of June 26, 1999 there was no availability under the Credit Agreement. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at a fixed rate of 7.09% via an interest swap agreement, requires monthly payments of $150,469, and is secured by certain equipment located at SCFTI. The rate swap is considered immaterial to the Company's financial position at June 26, 1999.

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company made both semi-annual interest payments during fiscal year 1999 to the holders for an aggregate of $9.2 million. The Company has accrued as of June 26, 1999, as part of accrued liabilities, approximately $4.1 million of interest, which was due and paid July 15, 1999 as part of the second semi-annual payment. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors. The Indenture pursuant to which the notes were issued contains certain restrictive covenants, including a limitation upon the Company's ability to incur additional Indebtedness. Subject to exceptions for specified Permitted Indebtedness, the Company may not incur additional Indebtedness under the terms of such Indenture unless certain conditions are met, including without limitation, that the Consolidated Fixed Charge Coverage Ratio (as such terms are defined in the Indenture) of the Company be greater than 2.25 to 1.0. At June 26, 1999, such ratio was 0.9 to 1.0. Funds available to the Company under Permitted Indebtedness includes (i) Capitalized Lease Obligations and Purchase Money Indebtedness (as such terms are defined in the Indenture), not to exceed $10.0 million at any one time outstanding and (ii) additional Indebtedness (as defined in the Indenture), in an aggregate principal amount not to exceed $5.0 million at any one time. The Company has used approximately $2.9 million of such $10.0 million allowance to purchase a building in Germany, which qualifies as Capitalized Lease Obligations as of August 10, 1999. The Company has not used any of the additional Indebtedness as of August 10, 1999. The Company intends to meet its working capital needs and capital expenditures through a combination of internally generated cash flows from operations, Permitted Indebtedness and/or public or private equity offerings. The inability of the Company to generate sufficient cash from operations or to obtain such funds from debt or equity financing could have a material adverse effect on the Company's financial condition.

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

     On April 1, 1999, the Company secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Bavendstedt, Germany. The note is secured by the real estate in Germany acquired through the mortgage and is further secured by a guarantee issued by Safety Components.

     During the first quarter of fiscal 2000, net cash provided by operations was $9.9 million, cash used by investing activities was $5.2 million of which cash used for capital expenditures was $4.8 million. The Company also paid approximately $444,000 for additional consideration in connection with the acquisition of ASCI GmbH, representing part of the $2.1 million earn-out accrual at the end of fiscal year 1999. The Company will pay the final earn-out payment during fiscal 2000. Net cash provided by financing activities in the first quarter of fiscal year 2000 was $2.5 million, was obtained primarily from the proceeds of a mortgage agreement with Deutsche Bank to finance the purchase of the Company's new facility located in Bavendstedt, Germany. These activities resulted in a net increase in cash of $6.8 million in the first quarter of fiscal year 2000.

     Under an agreement with Brera SCI, LLC, the Company is required to pay Brera an Alternative Transaction Fee of $1.75 million in the event the Company enters into an agreement regarding, or consummates, certain transactions, including a sale of certain securities, prior to November 4, 1999.

     The Company's capital budget for the remaining three quarters of fiscal year 2000 is approximately $5.4 million. These capital expenditures will be used to purchase additional machinery and equipment worldwide.


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

State of Readiness and Cost

     The Company relies on systems developed by other parties in regard to its business, accounting and operational software. Based on its evaluation, the Company believes that its significant business, accounting and operations hardware and software are year 2000 compliant.

Risk

     The Company relies on third party suppliers for raw materials, utilities, and other critical services. The Company's operations could be affected by the interruption of significant suppliers. The Company is in the process of evaluating the status of suppliers' compliance with year 2000 issues and is in the process of determining alternatives and contingency plan requirements. The cost of this evaluation is expected to be nominal, however, there can be no assurance that such cost will not be material. In the event that its current vendors are unable to certify that they will be year 2000 compliant by the fall of calendar 1999 or if such suppliers are unable to certify that their failure to be year 2000 will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other vendors. There can be no assurance that the Company will be able to find suppliers which are acceptable to the Company and its customers.

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

Contingency Plans

     Given that the upgrading of its accounting and manufacturing software systems is expected to be completed by the fall of calendar 1999, the Company has not prepared a contingency plan pertaining to its information systems and does not currently believe that a contingency plan is necessary. The Company is in the process of developing a contingency plan based on its evaluation of significant suppliers and customers in regard to year 2000 compliance. The contingency plan includes the identification of backup suppliers, broadening the customer base and stockpiling raw materials in the months before year 2000.


     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the ability of the Company to obtain financing for working capital and to fund capital expenditures; the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends; the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval of automobile manufacturers of airbag cushions currently in production; pricing pressures; labor strikes; the continued performance by SCFTI at or above historical levels, the ability of Safety Components to realize anticipated cost savings and earnings projections by Valentec; and the ability to successfully identify strategic alternatives for the Company's noncore operations or otherwise return such operations to profitability.



ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.

     To the extent that amounts borrowed under the Credit Agreement are outstanding, the Company has market risk relating to such amounts because the interest rates under the Credit Agreement are variable.

     The Company's operations in Germany, the UK and the Czech Republic expose the Company to currency exchange rates risks. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a sustained decline of these currencies versus the U.S. dollar, then the consolidated financial statements could be materially adversely effected.

                                     PART II

                                OTHER INFORMATION



ITEM 1.        LEGAL PROCEEDINGS

               Not applicable.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 24, 1999 the Company issued to its revolving credit facility lenders, KeyBank and Fleet Bank, ten-year warrants to acquire 20,000 shares of the Company's common stock at the current market value per share. The warrants were issued as consideration for bank financing services performed relating to the Company's revolving credit facility. Such an issuance of securities by an issuer not involving a public offering is an exempt transaction pursuant to section 4(2) of the Securities Act of 1933.


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

ITEM 5.        OTHER INFORMATION

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit No.    Exhibits
               -----------    ------------------------------------------------

                    10.58 Form of Amendment No. 6 to Credit Agreement, dated as of June 23, 1999 by and among Safety Components International, Inc., Automotive Safety Components International GmbH & Co. KG, Automotive Safety Components International Limited, as borrowers, and KeyBank National Association, as Administrative Agent, and the lending institutions named therein.

                    10.59 Warrant Agreement, dated as of June 23, 1999, by and among Safety Components International, Inc., KeyBank National Association and Fleet Bank.



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

                                       SAFETY COMPONENTS INTERNATIONAL, INC.
                                       (Registrant)


DATED: August 10, 1999                BY:  /s/ JEFFREY J. KAPLAN
                                           ----------------------------
                                           Jeffrey J. Kaplan
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)