Form 10-Q
period 1999-09-25
SAFETY COMPONENTS INTERNATIONAL INC
filed 1999-11-10
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1999

                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                   33-0596831
(State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                Identification Number)

               2160 North Central Road Fort Lee, New Jersey, 07024
              (Address and zip code of principal executive offices)



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


                                    Yes _X_   No __

The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of November 9, 1999, was 5,136,316.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                                     PART I

                              FINANCIAL INFORMATION

The unaudited consolidated financial information at September 25, 1999 and for the thirteen week and twenty-six week period ended September 25, 1999 and the unaudited restated consolidated financial information at March 27, 1999 relate to Safety Components International, Inc. and its subsidiaries. See Note 1 of the Notes to the Consolidated Financial Statements for information on these financial statements.

ITEM 1.  FINANCIAL STATEMENTS                                             PAGE

         Consolidated Balance Sheets as of September 25, 1999 and
         restated March 27, 1999                                            3

         Consolidated Statements of Operations for the
         thirteen weeks ended September 25, 1999 and
         restated September 26, 1998                                        4

         Consolidated Statements of Operations for the
         twenty-six weeks ended September 25, 1999 and
         restated September 26, 1998                                        5

         Consolidated Statements of Cash Flows for the
         twenty-six weeks ended September 25, 1999 and
         restated September 26, 1998                                        6

         Notes to Consolidated Financial Statements                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                 18

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   19

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                  19

ITEM 5.  OTHER INFORMATION                                                 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  19

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                (in thousands, except share and per share data)

                                                                                         Restated
                                                                         September 25,   March 27,
                                                                             1999          1999
                                                                           ---------    ---------
ASSETS

Current assets:
    Cash and cash equivalents ..........................................   $   9,475    $  10,607
    Accounts receivable, net ...........................................      38,306       42,663
    Receivable from affiliate, net .....................................         599        4,583
    Inventories ........................................................      18,568       21,445
    Prepaid and other ..................................................       8,778        8,413
                                                                           ---------    ---------
         Total current assets ..........................................      75,726       87,711

Property, plant and equipment, net .....................................      71,290       68,747
Intangible assets, net .................................................      56,243       57,796
Other assets ...........................................................       9,828        6,094
                                                                           ---------    ---------
         Total assets ..................................................   $ 213,087    $ 220,348
                                                                           =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...................................................   $  20,422    $  28,093
    Earnout payable ....................................................          --        2,111
    Accrued liabilities ................................................      17,463       15,993
    Current portion of long-term obligations ...........................       3,711        3,988
                                                                           ---------    ---------
         Total current liabilities .....................................      41,596       50,185

Long-term debt obligations .............................................      55,877       53,700
Senior subordinated debt ...............................................      90,000       90,000
Other long-term liabilities ............................................       4,126        3,776
                                                                           ---------    ---------
         Total liabilities .............................................     191,599      197,661
                                                                           ---------    ---------

Commitments and contingencies

Stockholders' equity:
    Preferred stock: $.10 par value per share - 2,000,000 shares authorized and unissued
    Common stock: $.01 par value per share - 10,000,000 shares authorized; 6,629,008 shares issued and
           5,136,316 outstanding .......................................          66           66
    Common stock warrants ..............................................          51            1
    Additional paid-in-capital .........................................      45,168       45,168
    Treasury stock, 1,492,692 shares at cost ...........................     (15,439)     (15,439)
    Retained earnings ..................................................      (1,729)        (903)
    Accumulated other comprehensive income:
    Cumulative translation adjustment ..................................      (6,629)      (6,206)
                                                                           ---------    ---------
         Accumulated other comprehensive income ........................      (6,629)      (6,206)
            Total stockholders' equity .................................      21,488       22,687
                                                                           ---------    ---------
            Total liabilities and stockholders' equity .................   $ 213,087    $ 220,348
                                                                           =========    =========


                See notes to consolidated financial statements.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                                          Restated
                                                     Thirteen             Thirteen
                                                    Weeks Ended          Weeks Ended
                                                 September 25, 1999   September 26, 1998
                                                 ------------------   ------------------
Net sales ....................................        $ 53,391            $ 52,651

Cost of sales, excluding depreciation ........          44,657              43,793

Depreciation .................................           2,118               1,811
                                                      --------            --------

   Gross profit ..............................           6,616               7,047

Selling and marketing expenses ...............             675                 629

General and administrative expenses ..........           3,522               2,519

Research and development expenses ............             424                 195

Amortization of goodwill .....................             574                 575
                                                      --------            --------

   Income from operations ....................           1,421               3,129

Other expense ................................             120                  30

Interest expense .............................           3,738               2,993
                                                      --------            --------

   (Loss) Income before income taxes .........          (2,437)                106

(Benefit) provision for income taxes .........          (1,013)                199
                                                      --------            --------

Net (loss) income ............................        $ (1,424)           $    (93)
                                                      ========            ========

Net (loss) income per share, basic ...........        $  (0.28)           $  (0.02)
                                                      ========            ========

Net (loss) income per share, assuming
 dilution ....................................        $  (0.28)           $  (0.02)
                                                      ========            ========

Weighted average number of shares
     outstanding, basic ......................           5,136               5,119
                                                      ========            ========

Weighted average number of shares
     outstanding, assuming dilution ..........           5,136               5,119
                                                      ========            ========


                See notes to consolidated financial statements.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                                             Restated
                                                        Twenty-Six          Twenty-Six
                                                       Weeks Ended          Weeks Ended
                                                    September 25, 1999   September 26, 1998
                                                    ------------------   ------------------
Net sales .........................................     $ 117,236            $ 104,016

Cost of sales, excluding depreciation .............        97,521               84,111

Depreciation ......................................         4,245                3,677
                                                        ---------            ---------

    Gross profit ..................................        15,470               16,228

Selling and marketing expenses ....................         1,434                1,276

General and administrative expenses ...............         6,311                5,090

Research and development expenses .................           647                  195

Amortization of goodwill ..........................         1,149                1,135
                                                        ---------            ---------

    Income from operations ........................         5,929                8,532

Other expense .....................................           128                   74

Interest expense ..................................         7,197                5,796
                                                        ---------            ---------

    (Loss) Income before income taxes .............        (1,396)               2,662

(Benefit) provision for income taxes ..............          (621)               1,260
                                                        ---------            ---------

Net (loss) income .................................     $    (775)           $   1,402
                                                        =========            =========

Net (loss) income per share, basic ................     $   (0.15)           $    0.28
                                                        =========            =========

Net (loss) income per share,
     assuming dilution ............................     $   (0.15)           $    0.27
                                                        =========            =========

Weighted average number of shares
      outstanding, basic ..........................         5,136                5,093
                                                        =========            =========

Weighted average number of shares outstanding,
      assuming dilution ...........................         5,136                5,200
                                                        =========            =========


                See notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)

                                                                             Restated
                                                        Twenty-Six          Twenty-Six
                                                       Weeks Ended          Weeks Ended
                                                    September 25, 1999   September 26, 1998
                                                    ------------------   ------------------
Net cash provided by (used in) operating
     activities ....................................     $  7,774             $ (7,655)
                                                         --------             --------

Cash Flows From Investing Activities:
       Additions to property, plant and equipment ..       (7,036)              (9,873)
       Additional consideration and costs for
           Phoenix Airbag ..........................       (2,061)              (1,958)
       Acquisition costs and advances to Valentec ..           --                 (502)
       Acquisition costs of SCFTI ..................           --                 (242)
                                                         --------             --------
           Net cash used in  investing
              activities ...........................       (9,097)             (12,575)
                                                         --------             --------

Cash Flows From Financing Activities:
       Proceeds from Deutsche Bank mortgage ........        2,907                   --
       Net proceeds from sale of common stock ......           --                  951
       Repayments of debt and long-term
           obligations .............................       (3,018)              (1,327)
       Net borrowing on revolving credit facility ..          700                7,824
       Proceeds from KeyBank equipment note ........           --               10,000
                                                         --------             --------
           Net cash provided by financing
              activities ...........................          589               17,448
                                                         --------             --------
Effect of exchange rate changes on cash ............         (398)                (172)
                                                         --------             --------
Change in cash and cash equivalents ................       (1,132)              (2,954)
Cash and cash equivalents, beginning of period .....       10,607                6,049
                                                         --------             --------
Cash and cash equivalents, end of period ...........     $  9,475             $  3,095
                                                         ========             ========

Supplemental disclosure of cash flow  information:

Cash paid during the period for:
           Interest ................................     $  6,789             $  5,710
           Income taxes ............................            3                  361


                See notes to consolidated financial statements.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 1 - Organization and Basis of Presentation

     The thirteen week and twenty-six week financial statements contained in this report have been adjusted to reflect the restatement of financial statements for the periods ended at and for March 27, 1999, March 28, 1998, as well as the thirteen weeks ended June 26, 1999. Management has discovered certain matters relating to the Company's financial statements for fiscal years 1999 and 1998 which will require further investigation and restatement of the financial statements for those periods, as well as the financial statements for the thirteen weeks ended June 26, 1999. The principal components of the adjustments consist of the reversal of a duplicate booking of a sale and the related receivable in the Company's defense operations and the reversal of certain items incorrectly recorded in income in connection with a loan transaction. Although management believes, after an internal review, that it has found and reported all the adjustments necessary to fairly report the financial condition and results of operations for the fiscal periods affected, there can be no assurance that further adjustments will not be required until the investigation is completed. Upon completion of this investigation, the Company expects to file amended annual reports on Form 10-K covering fiscal 1998 and 1999 and the applicable quarterly reports on Form 10-Q covering fiscal 1998, 1999 and the first quarter of fiscal 2000. Accordingly, the Company's previously issued fiscal 1998 and 1999 annual financial statements and the independent auditor's reports thereon, as well as the interim financial statements for fiscal 1998, 1999 and the first quarter of fiscal 2000, should not be relied upon.

     Based upon information currently available to management and subject to completion of the investigation, the restatement for the fiscal year ended March 28, 1998 reduces previously reported net sales by $3,881,000 to net sales of $166,429,000 and reduces previously reported net income by $2,328,000 to a net income of $3,680,000, $0.71 per duluted share. The restatement for the fiscal year ended March 27, 1999 reduces previously reported net sales by $1,048,000 to net sales of $220,231,000 and increases previously reported net loss by $900,000 to a loss of $13,763,000, $2.69 loss per diluted share. The restatement for the second quarter of fiscal year 1999 reduces previously reported net sales by $408,000 to net sales of $52,651,000 and previously reported net income by $251,000 to net loss of $93,000. The restatement for the twenty-six weeks ending September 26, 1998 reduces previously reported net sales by $492,000 to net sales of $104,016,000 and previously reported net income by $303,000 to net income of $1,402,000. The cumulative effect on retained earnings was $2,328,000, $3,228,000 and $2,631,000 as of March 28, 1998, March 27, 1999, and September
26, 1998.

     The consolidated financial statements included herein have been prepared by Safety Components International, Inc. ("SCI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, SCI believes that the disclosures are adequate to make the information presented not misleading. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. Subject to the comments contained in the previous paragraph, in the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 2 - Composition Of Certain Consolidated Balance Sheet Components (in thousands)

                                                                                      Restated
                                                              September 25, 1999   March 27, 1999
                                                              ------------------   --------------
Accounts receivable:
      Billed receivables                                            $ 34,141          $ 38,899
      Unbilled receivables (net of unliquidated progress
         Payments of  $1,101 and $472 at September 25, 1999
          And March 27, 1999, respectively)                            2,180             2,690
      Other                                                            1,985             1,074
                                                                    --------          --------
                                                                    $ 38,306          $ 42,663
                                                                    ========          ========

Inventories:
      Raw materials                                                 $  6,841          $  6,805
      Work-in-process                                                  6,843             6,973
      Finished goods                                                   4,884             7,667
                                                                    --------          --------
                                                                    $ 18,568          $ 21,445
                                                                    ========          ========

Property, plant and equipment:
      Land and building                                             $ 14,237          $ 10,583
      Machinery and equipment                                         69,353            66,557
      Furniture and fixtures                                           3,008             2,608
      Construction in progress                                         4,867             4,994
                                                                    --------          --------
                                                                      91,465            84,742
      Less -  accumulated depreciation and amortization              (20,175)          (15,995)
                                                                    --------          --------
                                                                    $ 71,290          $ 68,747
                                                                    ========          ========


A receivable from affiliate has a gross balance of $1,199 and a reserve of $600 has been recorded in the current period.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note 3 - Long-Term Obligations (in thousands)

                                                                                           Restated
                                                                   September 25, 1999   March 27, 1999
                                                                   ------------------   --------------
Senior Subordinated Notes due July 15, 2007, bearing
     interest at 10.125%                                               $  90,000          $  90,000

KeyBank revolving credit facility due May 05, 2002, bearing
     interest at 3.0% over LIBOR                                          37,900             37,200

KeyCorp equipment note due July 10, 2005, bearing interest
     at 7.09%                                                              8,618              9,210

Bank Austria mortgage note, due March 31, 2007, bearing
     interest at 1.0% over LIBOR                                           6,000              6,375

Deutsche Bank  mortgage  note,  $801 due June 30,  2009 and
     $1,335 due June 30, 2019, bearing interest at 4.05%
     and 3.75%, respectively                                               2,136                  0

Note payable,  principal due in annual  installments of $205 beginning  January 12,  1999 to  January 12, 2002,
     with  interest  at 7.22% in  semiannual installments,
     secured by assets of the Company's United
     Kingdom subsidiary                                                      616                608

Capital equipment notes payable,  due in monthly  installments with interest at 5.99% to 16.0% maturing at various rates
      through November 2004, secured by machinery                          3,698              3,571
      and equipment

A. I. Credit Corp. note, due in monthly
     installments of $29 beginning January 3, 1999
     to November 3, 2001, bearing interest at 7.57%                          620                724
                                                                       ---------          ---------

                                                                         149,588            147,688

Less - current portion                                                    (3,711)            (3,988)
                                                                       ---------          ---------

                                                                       $ 145,877          $ 143,700
                                                                       =========          =========

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10.125% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10.125% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for the Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company made its semi-annual interest payment during fiscal year 2000 to the holders for $4.6 million. The Company had also accrued as of September 25, 1999, as part of accrued liabilities, approximately $1.9 million of interest, which is due to be paid January 15, 2000 as part of the second semi-annual payment. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors. Subject to exceptions for specified Permitted Indebtedness, the Company may not incur additional Indebtedness under the terms of such Indenture unless certain conditions are met. The Company intends to meet its working capital needs and capital expenditures through a combination of internally generated cash flows from operations, Permitted Indebtedness and/or public or private equity offerings.

     The Company, ASCI GmbH and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 and as amended to date (the "Credit Agreement"). The Credit Agreement consists of a $40.0 million revolving credit facility for a five year term, bearing interest at LIBOR (5.67% as of September 25, 1999) plus 3.0% with a commitment fee of .375% per annum for any unused portion. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. As of September 25, 1999 letters of credit outstanding were $2.0 million and there was no availability under the Credit Agreement. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and are being charged to operations over the expected term of the Credit Agreement not to exceed 5 years. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

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

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


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

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at a fixed rate of 7.09% via an interest swap agreement, requires monthly payments of $150,469, and is secured by certain equipment located at SCFTI. The rate swap is considered immaterial to the Company's financial position at September 25, 1999.

     On June 4, 1997, the Company secured a $7.5 million mortgage note facility with Bank of Austria. The note is payable in semi-annual installments of $375,000 through March 31, 2007 and bears interest at 1.0% over LIBOR. The assets of the Company's Czech Republic facility secure the note. The Company incurred approximately $437,000 of financing fees and related costs. These costs have been deferred and will be charged to operations over the expected term of the note not to exceed 5 years.

     On April 1, 1999, the Company secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Bavendstedt, Germany. The note is secured by the real estate in Germany acquired through the mortgage and is further secured by a guarantee issued by Safety Components. In July, 1999 the Company refinanced the note and reduced the outstanding indebtedness to $2.1 million.

     On November 3, 1998, the Company obtained a $750,000 unsecured note facility with A. I. Credit Corp, which requires monthly payments of $29,000 and bears interest of 7.57%.

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


                                                                      Restated                                     Restated
                                               Thirteen            Thirteen Weeks          Twenty-Six             Twenty-Six
                                             Weeks Ended               Ended               Weeks Ended           Weeks Ended
                                          September 25, 1999     September 26, 1998    September 25, 1999     September 26, 1998
                                          ------------------     ------------------    ------------------     ------------------
Net Income                                     $(1,424)               $   (93)              $  (775)              $ 1,402
                                               =======                =======               =======               =======
Weighted average number of
common shares used in
    basic earnings per share                     5,136                  5,119                 5,136                 5,093
Effect of dilutive securities:
     Stock options                                  --                     --                    --                    98
     Warrants                                       --                     --                    --                     9
                                               -------                -------               -------               -------
Weighted average number of
common shares and
    dilutive potential common
    stock used in
    diluted earnings per share                   5,136                  5,119                 5,136                 5,200
                                               =======                =======               =======               =======


Options on approximately 1,284,000 and 823,000 shares of common stock were not included in computing diluted earnings per share as of September 25, 1999 and September 26, 1998, respectively, because their effects were antidilutive. Warrants to purchase 124,400 and 100,000 shares of Common Stock were not included in computing diluted earnings per share as of September 25, 1999 and September 26, 1998, respectively, because their effects were antidilutive.

Note 5 - Comprehensive Income (in thousands)

During the first quarter of fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which became effective for fiscal years beginning after December 15, 1997. This Statement requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore bypass net income. In SCI's case, the non-owner changes in equity relate to foreign currency translation adjustments. Comprehensive income is calculated as follows:

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


                                                              Restated                                     Restated
                                       Thirteen            Thirteen Weeks           Twenty-Six            Twenty-Six
                                     Weeks Ended               Ended               Weeks Ended            Weeks Ended
                                  September 25, 1999     September 26, 1998     September 25, 1999     September 26, 1998
                                  ------------------     ------------------     ------------------     ------------------
Net Income                              $(1,424)              $   (93)               $  (775)              $ 1,402
Foreign currency translation
     adjustment                             584                 2,691                   (423)                2,759
                                        -------               -------                -------               -------
Comprehensive income                    $ ( 840)              $ 2,598                $(1,198)              $ 4,161
                                        =======               =======                =======               =======


Note 6 - Supplemental Guarantor Condensed Consolidating Financial Statements (in thousands)

The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect domestic wholly-owned subsidiaries (the "Guarantors"). Certain condensed consolidating information of the Guarantors are presented below as of September 25, 1999.

                                      Guarantor       Non-Guarantor          Parent           Elimination         Consolidated
                                     Subsidiaries      Subsidiaries        Corporation          Entries              Total
                                     ------------      ------------        -----------          -------              -----
Current assets ...................    $  44,612          $  23,045          $   8,069           $       0           $  75,726
                                      =========          =========          =========           =========           =========
Total assets .....................    $ 132,675          $  68,565          $  20,471           $  (8,624)          $ 213,087
                                      =========          =========          =========           =========           =========
Current liabilities ..............    $  29,851          $  26,528          $ (14,786)          $       3           $  41,596
                                      =========          =========          =========           =========           =========
Total liabilities ................    $ 126,170          $  59,412          $   6,014           $       3           $ 191,599
                                      =========          =========          =========           =========           =========
Revenues .........................    $  77,233          $  44,041          $       0           $  (4,038)          $ 117,236
                                      =========          =========          =========           =========           =========
Gross profit .....................    $   9,718          $   5,625          $    (115)          $     242           $  15,470
                                      =========          =========          =========           =========           =========

Income from operations ...........    $   5,038          $   3,317          $  (3,004)          $     578           $   5,929
                                      =========          =========          =========           =========           =========

Income before taxes ..............    $   5,616          $   1,766          $  (9,418)          $     640           $  (1,396)
                                      =========          =========          =========           =========           =========
Net income .......................    $   3,523          $     672          $  (5,743)          $     773           $    (775)
                                      =========          =========          =========           =========           =========

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


Note  7  Business Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. The Company's operations have been classified into two operating segments: (i) Automotive and Fabric - The Company manufactures fabrics and automotive airbags for several domestic and foreign automobile manufacturers under contracts with major airbag systems integrators. Included in Automotive and Fabric are technical fabric products, which are produced using similar production processes as for airbag fabric; and (ii) Metal and Defense - The Company acts as a systems integrator for the U.S. Army, coordinating the manufacture and assembly of components supplied by various subcontractors. Included in the Metal and Defense are metal components manufactured for commercial purposes, which are produced using similar production processes as other metal components. The Company's Defense Operations also manufactures projectiles and other metal components for small to medium caliber training and tactical ammunition for the U.S. Armed Forces and contractors within the defense business.

     In the second quarter of fiscal year 2000, management determined that the Company's reportable operating segments, disclosed in previous filings, were no longer consistent with the manner in which management reviews the Company's business operations and assessed the performance of its various product lines. Accordingly, the Company has realigned its reportable operating segments to more appropriately reflect management's current practice. The Company evaluates performance and allocates resources based on earnings (operating income) before interest, taxes, depreciation, and amortization ("EBITDA"). The Company's reportable segments are differentiated by product and production process. The reportable segments are each managed separately because they manufacture distinct products with different production processes. Summarized financial information by business segment follows (in thousands). Amounts for fiscal year 1999 have been restated to conform with management's revised approach to managing the business.


                                                              Restated                                      Restated
                                         Thirteen             Thirteen               Twenty-Six            Twenty-Six
                                        Weeks Ended         Weeks Ended              Weeks Ended          Weeks Ended
                                    September 25, 1999   September 26, 1998      September 25, 1999    September 26, 1998
                                    ------------------   ------------------      ------------------    ------------------
Revenues from external
customers:

      Airbag cushions                     $ 29,020              $ 23,978              $ 62,207              $ 44,781
      Airbag fabric                         10,285                11,582                23,027                24,033
      Technical fabric                       6,735                 6,200                13,351                12,203
                                          --------              --------              --------              --------
        Automotive & Fabrics              $ 46,040              $ 41,760              $ 98,585              $ 81,017
                                          ========              ========              ========              ========

      Systems integrator                  $  3,383              $  5,996              $  9,694              $ 11,728
      Metal components                       3,968                 4,895                 8,957                11,271
                                          --------              --------              --------              --------
        Metal & Defense                   $  7,351              $ 10,891              $ 18,651              $ 22,999
                                          ========              ========              ========              ========

EBITDA:
      Automotive & Fabrics                $  5,767              $  5,162              $ 13,193              $ 12,301
      Metal & Defense                          (20)                1,254                   984                 2,991
      Corporate                             (1,634)                 (901)               (2,854)               (1,948)
                                          --------              --------              --------              --------
                                          $  4,113              $  5,515              $ 11,323              $ 13,344
                                          ========              ========              ========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

     As discussed in Note 1 to the Financial Statements based upon information currently available to management and subject to completion of the investigation, the restatement for the fiscal year ended March 28, 1998 reduces previously reported net sales by $3,881,000 to net sales of $166,429,000 and reduces previously reported net income by $2,328,000 to a net income of $3,680,000, $0.71 per diluted share. The restatement for the fiscal year ended March 27, 1999 reduces previously reported net sales by $1,048,000 to net sales of $220,231,000 and increases previously reported net loss by $900,000 to a loss of $13,763,000, $2.69 loss per diluted shares. The restatement for the second quarter of fiscal year 1999 reduces previously reported net sales by $408,000 to net sales of $52,651,000 and previously reported net income by $251,000 to net loss of $93,000, $0.02 loss per diluted share. The restatement for the twenty-six weeks ending September 26, 1998 reduces previously reported net sales by $492,000 to net sales of $104,016,000 and previously reported net income by $303,000 to net income of $1,402,000. The cumulative effect on retained earnings was $2,328,000, $3,228,000 and $2,631,000 as of March 28, 1998, March 27, 1999,
and September 26, 1998.

     The principal components of the adjustments consist of the reversal of a duplicate booking of a sale and the related receivable in the Company's defense operations and the reversal of certain items incorrectly recorded in income in connection with a loan transaction. Although management believes, after an internal review, that it has found and reported all the adjustments necessary to fairly report the financial condition and results of operations for the fiscal periods affected, there can be no assurance that further adjustments will not be required until the investigation is completed. Upon completion of this investigation, the Company expects to file amended annual reports on Form 10-K covering fiscal 1998 and 1999 and the applicable quarterly reports on Form 10-Q covering fiscal 1998, 1999 and the first quarter of fiscal 2000. Accordingly, the Company's previously issued fiscal 1998 and 1999 annual financial statements and the independent auditor's reports thereon, as well as the interim financial statements for fiscal 1998, 1999 and the first quarter of fiscal 2000, should not be relied upon. The Company is exploring the implications of the restatement on covenant compliance under its outstanding indebtedness and has initiated discussions with its senior lenders with respect thereto. The Company intends to seek any waivers which it deems necessary or appropriate.

Second Quarter Ended September 25, 1999 Compared to Restated Second Quarter Ended September 26, 1998

     Net Sales. Net sales for the quarter ended September 25, 1999 increased $.7 million or 1.4% to $53.4 million compared to $52.7 million for the quarter ended September 26, 1998. The increase was attributable primarily to increased sales volumes in the automotive and fabrics operations, hereafter referred to as "core operations." The North American core operations had increased sales of 9.6% for air bag cushions and related fabric products over the second quarter of fiscal year 1999. The European core operations had increased sales of 11.2% over the second quarter of fiscal year 1999, although such sales were impacted adversely by approximately 3.8% from foreign currency translation rates. Within the core operations, airbag fabric sales have shifted approximately 11.2% from external sales to its Ensenada, Mexico plant to support the demand for Company air bag cushions. The core operations increases are offset significantly by the metal and defense operations, hereafter referred to as "non-core operations." The non-core operations had decreased sales of 32.5% over the second quarter of fiscal year 1999; such decreases are attributable primarily to lower volume at the Valentec and Systems Integrator operations. Specifically, current quarter sales for the M16 links and 120 MM mortar system were significantly below the same period in the prior year due to the phase out of those contracts. The company is continuing to explore strategic alternatives for its non-core operations and expects to conclude its evaluation of these alternatives by the end of the current fiscal year."

     Gross Profit. Gross profit for the quarter ended September 25, 1999 decreased $0.4 million or 6.1% to $6.6 million compared to $7.0 million for the quarter ended September 26, 1998. The decrease was attributable primarily to the non-core operations. Significantly lower sales at Valentec and increased materials cost at Galion related to the 30mm HEDP program, combined with lower margins in these non-core operations have contributed to the decrease. Additionally, the core operations were affected slightly by unfavorable product mix from prior year. Gross profit as a percentage of sales was 12.4% for the second quarter of fiscal year 2000 compared to 13.4 % for the second quarter of fiscal year 1999. The decrease in gross profit as a percentage of sales was due to the items discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 25, 1999 increased $1.0 million or 33.5% to $4.2 million compared to $3.1 million for the quarter ended September 26, 1998. The Company established a reserve against its receivable from affiliate, in the amount of $0.6 million, as a result of uncertainty as to the affiliate's ability to generate sufficient revenues from a foreign government customer to repay such amount. In addition, several corporate positions were filled that were open during the second quarter of fiscal year 1999. Such positions included the Chief Operating Officer and Corporate Directors of Lean Manufacturing and Quality Assurance. Increased legal fees were incurred as the Company evaluated various strategic financing alternatives. With the implementation of the Quality Assurance and Lean Manufacturing concepts, the Company expects to continue to experience benefits in its operating performance in its core operations in the near-term future. Selling, general and administrative expenses as a percentage of sales increased to 7.9% for the second quarter of fiscal year 2000 compared to 6.0% for the second quarter of fiscal year 1999. Such increases were attributable to the items discussed above.

     Research and Development Expenses. Research and development expenses for the quarter ended September 25, 1999 increased $0.2 million to $.4 million compared to $0.2 million for the quarter ended September 26, 1998. Research and development costs at Valentec during the second quarter of fiscal year 2000 of approximately $0.1 million were incurred in connection with the development of proprietary products for the automotive industry. Valentec has developed a high performance exhaust system, under its Zummo Performance Products product line, anticipated to be sold through retail and wholesale channels. The majority of the remaining research and development costs were incurred at SCFTI in its technical fabrics division.

     Operating Income. Operating income for the quarter ended September 25, 1999 decreased $1.7 million or 54.6% to $1.4 million compared to $3.1 million for the quarter ended September 26, 1998. The decrease was attributable primarily to the items discussed above.

     Interest Expense. Interest expense for the quarter ended September 25, 1999 increased $0.7 million or 24.9% to $3.7 million compared to $3.0 million for the quarter ended September 25, 1999. This increase was attributable primarily to increases in debt under the Company's revolving credit facility, additional capitalized lease financing and the addition of the Deutsche Bank mortgage note.

     Income Taxes. The income tax rate applied against pre-tax loss was a 41.6% benefit for the second quarter of fiscal year 2000 compared to 187.7% against pre-tax income for the second quarter of fiscal year 1999. The tax rate was lower during the second quarter of fiscal year 2000 due to the operating loss and the foreign tax benefits recognized during that period. The effective tax rate related to pre-tax earnings was higher during the second quarter of fiscal year 1999 due to non-deductible goodwill at Valentec, coupled by a greater proportion of income from foreign sources, which have higher tax rates.

     Net Loss. Net loss for the quarter ended September 25, 1999 was $1.4 million compared to net loss of $0.1 million for the quarter ended September 26, 1998. This decrease was a result of the items discussed above.

Twenty-Six Weeks Ended September 25, 1999 Compared to Restated Twenty-Six Weeks Ended September 26, 1998

     Net Sales. Net sales for the twenty-six weeks ended September 25, 1999 increased $13.2 million or 12.7% to $117.2 million compared to $104.0 million for the twenty-six weeks ended September 26, 1998. The increase was attributable primarily to increased sales volumes in the automotive and fabrics operations - the Company's core operations. North American core operations had increased sales of 16.0% for air bag cushions and related fabric products over the second quarter of fiscal year 1999. European core operations had increased sales of 31.1% over the second quarter of fiscal year 1999, although such sales were impacted adversely approximately 3.0% by foreign currency translation rates. Within the core operations, airbag fabric sales have shifted approximately 4.2% from external sales to its Ensenada, Mexico plant to support the demand for Company air bag cushions. These increases are offset significantly by the metal and defense operations - the Company's non-core operations. The non-core operations had decreased sales of 18.9% over the second quarter of fiscal year 1999; such decreases are attributable primarily to lower volume at the Valentec and Systems Integrator operations. Specifically, current year sales for the M16 links and 120 MM mortar system were significantly below the prior year due to the phase out of those contracts.

     Gross Profit. Gross profit for the twenty-six weeks ended September 25, 1999 decreased $.8 million or 4.7% to $15.5 million compared to $16.2 million for the twenty-six weeks ended September 26, 1998. The decrease was attributable primarily to the non-core operations. Significantly lower sales at Valentec and increased materials cost at Galion related to the 30mm HEDP program, combined with lower margins in these non-core operations have contributed to the decrease. Additionally, the core operations were affected slightly by product mix, which differentiated adversely from the prior year. Gross profit as a percentage of sales was 13.2% for the twenty-six weeks ended September 25, 1999 compared to 15.6% for the twenty-six weeks ended September 26, 1998. The decrease in gross profit as a percentage of sales was due to the items discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twenty-six weeks ended September 25, 1999 increased $1.4 million or 21.7% to $7.7 million compared to $6.4 million for the twenty-six weeks end September 26, 1998. The Company established a reserve against its receivable from affiliate, in the amount of $0.6 million, as a result of uncertainty as to the affiliate's ability to generate sufficient revenues from a foreign government customer to repay such amount. In addition, several corporate positions were filled that were open during the second quarter of fiscal year 1999. Such positions included the Chief Operating Officer and Corporate Directors of Lean Manufacturing and Quality Assurance. Increased legal fees were incurred as the Company evaluated various strategic financing alternatives, along with increased sales commissions from North America core operations. With the implementation of the Quality Assurance and Lean Manufacturing concepts, the Company expects to continue to experience significant benefits in its operating performance in the near-term future. Selling, general and administrative expenses as a percentage of sales increased to 6.6% for the twenty-six weeks ended September 25, 1999 compared to 6.1% for the twenty-six weeks ended September 26, 1998. Such increases were attributable to the items discussed above.

     Research and Development Expenses. Research and development expenses for the twenty-six weeks ended September 25, 1999 increased $0.4 million to $.6 million compared to $0.2 million for the twenty-six weeks ended September 26, 1998. Research and development costs at Valentec during the twenty-six weeks ended September 25, 1999 of approximately $0.3 million were incurred in connection with the development of proprietary products for the automotive industry. Valentec has developed a high performance exhaust system, under its Zummo Performance Products product line, anticipated to be sold through retail and wholesale channels. The majority of the remaining research and development costs were incurred at SCFTI in its technical fabrics division.

     Operating Income. Operating income for the twenty-six weeks ended September 25, 1999 decreased $2.6 million or 30.5% to $5.9 million compared to $8.5 million for the twenty-six weeks ended September 26, 1998. The decrease was attributable primarily to the items discussed above.

     Interest Expense. Interest expense for the twenty-six weeks ended September 25, 1999 increased $1.4 million to $7.2 million compared to $5.8 million for the twenty-six weeks ended September 26, 1998. This increase was attributable primarily to increases in debt under the Company's revolving credit facility, additional capitalized lease financing and the addition of the Deutsche Bank mortgage note.

     Income Taxes. The income tax rate applied against pre-tax loss was 44.5% benefit for the twenty-six weeks ended September 25, 1999 compared to 47.3% against pre-tax income for the twenty-six weeks ended September 26, 1998. The tax rate was higher during the twenty-six weeks ended September 25, 1999 due to the operating loss and the foreign tax benefits recognized during that period.

     Net Loss. Net loss was $.8 million for the twenty-six weeks ended September 25, 1999 compared to net income of $1.4 million for the twenty-six weeks ended September 26, 1998. This decrease was a result of the items discussed above.

Liquidity and Capital Resources

     During the first half of fiscal 2000, net cash provided by operations was $7.8 million and cash used by investing activities was $9.1 million, of which cash used for capital expenditures was $7.0 million. The Company also paid approximately $2.1 million for additional consideration in connection with the acquisition of ASCI GmbH, representing all of the $2.1 million earn-out accrual at the end of fiscal year 1999. Net cash provided by financing activities in the second quarter of fiscal year 2000 was $0.6 million, obtained primarily from the revolving credit facility. The proceeds of a mortgage agreement with Deutsche Bank to finance the purchase of the Company's new facility located in Bavendstedt, Germany were offset by principal payments for various debt instruments and capital lease obligations. All of the activities noted above resulted in a net decrease in cash of $1.1 million in the first half of fiscal year 2000.

     The Company's capital budget for the remaining two quarters of fiscal year 2000 is approximately $3.9 million. These capital expenditures, if and where required, will be used primarily to purchase additional machinery and equipment worldwide in order to support new business awards.

     The Company's principal credit facilities consist of senior subordinated notes due 2007, a revolving credit facility to meet short-term liquidity needs, two mortgage notes collateralized by the Company's assets in the Czech Republic facility and the facility in Germany, and certain capital equipment notes secured by the Company's machinery and equipment and other assets. Collectively, the credit facilities contain certain financial and non-financial covenants with which the Company was in compliance at September 25, 1999. A summary of our credit facilities follows. Please refer to Note 3 of the unaudited financial statements contained within this Form 10-Q for a more complete description of the credit facilities.

     The Company's equipment and working capital requirements, although impacted favorably by the ongoing implementation of Lean Manufacturing programs, could continue to increase as a result of the anticipated growth of the automotive and fabrics operations. This growth is expected to be funded through a combination of cash flows from operations, equipment financing, and the proceeds from potential future public or private equity-related offerings.

     The Company, ASCI GmbH and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended to date (the "Credit Agreement"). The Credit Agreement consists of a $40.0 million revolving credit facility for a five year term, bearing interest at LIBOR (5.67% as of September 25, 1999) plus 3.0% with a commitment fee of .375% per annum for any unused portion. On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank (collectively, the "Lenders") each provide fifty percent of the financing available under the Credit Agreement and KeyBank remains as acting agent. On June 24, 1999, the Company entered into Amendment No. 6 to the Credit Agreement, which among other covenants requires the Company to earn $30.0 million of EBITDA (as such term is defined in the Credit Agreement) in fiscal year 2000. Such covenant is tested monthly based upon cumulative targets for the year. Covenants for Fixed Charge Coverage, Interest Coverage and Minimum Net Income are also based on the $30.0 million EBITDA target. During the current fiscal year to date, the Company has been subject to four financial covenant tests under the Credit Agreement. Under the covenants, the minimum required cumulative EBITDA for the twenty-weeks ended September 25, 1999 was $11.2 million; as calculated, the Company recorded $12.1 million of EBITDA during the period. The minimum required net income under the covenants for the twenty-weeks ended September 25, 1999 was a net loss of $1.6 million; as calculated, the Company recorded a net loss of $630,000 for the period. The minimum adjusted fixed charge coverage ratio under the covenant for the twenty-weeks ended September 25, 1999 was 0.9 to 1.0; the Company's actual result, as calculated under the covenant, was 1.3 to 1.0 for the period. The minimum interest coverage ratio under the covenants for the twenty-six weeks ended September 25, 1999 was 0.7 to 1.0; the Company's actual result, as calculated was 0.9 to 1.0 for the period. Continued compliance under the covenants is dependent upon a number of factors including, but not limited to, future operating performance, timeliness of customer payments, etc. In addition, the interest rate was increased to LIBOR plus 3.0% and the commitment fee was increased to .375%. The Company issued to the Lenders ten-year warrants to acquire 20,000 shares of the Company's common stock at current market value per share. The Company using the Black-Scholes pricing model, calculated the fair market value of the warrants at approximately $50,000. Additionally, the Company will be subject, as of June 24, 2000, to a Senior Funded Debt to EBITDA ratio covenant of 1.5 to 1.0 and a Minimum Consolidated Net Worth covenant. In addition, under Amendment No. 6 to the Credit Agreement the Lenders waived certain financial covenants for periods through the date of such amendment. The interest rate will increase 1.0% on July 1, 2000 and an additional 1.0% for each quarter thereafter if the Company does not refinance the Credit Agreement by such dates. In addition, if the Company refinances the Credit Agreement by December 31, 1999, the 20,000 warrants will be returned to the Company. However, if the Company does not refinance the Credit Agreement by July 1, 2000, the Company is required to issue an additional 30,000 ten-year warrants to the Lenders at the then current market value per share. Letters of credit outstanding were $2.0 million at September 25, 1999. As of September 25, 1999 there was no availability under the Credit Agreement. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at a fixed rate of 7.09% via an interest swap agreement, requires monthly payments of $150,469 and is secured by certain equipment located at SCFTI. The rate swap is considered immaterial to the Company's financial position at September 25, 1999.

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10.125% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its

10.125% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company made its semi-annual interest payment during fiscal year 2000 to the holders for an aggregate of $4.6 million. The Company has accrued as of September 25, 1999, as part of accrued liabilities, approximately $1.9 million of interest, which is due to be paid January 15, 2000 as part of the semi-annual payment. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are
Guarantors. The Indenture pursuant to which the notes were issued contains certain restrictive covenants, including a limitation upon the Company's ability to incur additional Indebtedness. Subject to exceptions for specified Permitted Indebtedness, the Company may not incur additional Indebtedness under the terms of such Indenture unless certain conditions are met, including without limitation, that the Consolidated Fixed Charge Coverage Ratio (as such terms are defined in the Indenture) of the Company be greater than 2.25 to 1.0. At September 25, 1999, such ratio was 0.6 to 1.0. Funds available to the Company under Permitted Indebtedness includes (i) Capitalized Lease Obligations and Purchase Money Indebtedness (as such terms are defined in the Indenture), not to exceed $10.0 million at any one time outstanding and (ii) additional Indebtedness (as defined in the Indenture), in an aggregate principal amount not to exceed $5.0 million at any one time. The Company has used $.7 million of such $10.0 million allowance as of September 25, 1999. The Company intends to meet its working capital needs and capital expenditures through a combination of internally generated cash flows from operations, Permitted Indebtedness and/or public or private equity offerings. The inability of the Company to generate sufficient cash from operations or to obtain such funds from debt or equity financing could have a material adverse effect on the Company's operations financial condition.

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

     On April 1, 1999, the Company secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Bavendstedt, Germany. The note is secured by the real estate in Germany acquired through the mortgage and is further secured by a guarantee issued by Safety Components. In July, 1999 the Company refinanced the note and reduced the outstanding indebtedness to $2.1.

     On November 3, 1998, the Company obtained a $750,000 unsecured note facility with A. I. Credit Corp and bears interest of 7.57%. The note requires monthly payments of $29,000.


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

Risk

     The Company relies on third party suppliers for raw materials, utilities, and other critical services. The Company's operations could be affected by the interruption of significant suppliers. The Company has completed the process of evaluating the status of suppliers' compliance with year 2000 issues, has determined the appropriate requirements and alternatives and developed a contingency plan to address the relevant issues. In the event that certain current vendors do not certify that they will be year 2000 compliant by the end of calendar 1999 or if such suppliers do not certify that their failure to be year 2000 will not adversely affect the Company, the Company has determined its alternatives with respect to other vendors. However, such non-compliant vendors are expected to be minor in number. There can be no assurance that the Company will be able to find suppliers who are acceptable to the Company and its customers.

     The Company also is dependent on customers for sales and for cash flow. Interruptions in customers' operations due to year 2000 problems could result in decreased revenue, increased inventory and cash flow reductions. The Company has completed its evaluation of its customers' year 2000 risks, and has developed alternative sales strategies and a contingency plan to address the relevant issues. However, there can be no assurance that such strategies would be effective.

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

Contingency Plans

     Given that the upgrade of the Company's accounting and manufacturing software systems has been substantially completed for all significant systems and all known issues have been addressed, the Company has not prepared a contingency plan pertaining to its information systems and does not currently believe that a contingency plan is necessary. The Company has developed contingency plans pertaining to its significant suppliers and customers on a plant by plant basis, based on its evaluation of significant suppliers and customers in regard to year 2000 compliance. The contingency plan includes the identification of backup suppliers, broadening the customer base and stockpiling raw materials in the months before year 2000.

Private Securities Litigation Reform Act of 1995

     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, further adverse findings in the investigation and that such additional findings could delay the completion of the investigation; the effect of the investigation on lenders, customers and suppliers; dependence of revenues on several major module suppliers; worldwide economic conditions; the results of cost-savings programs being implemented; the ability to raise additional capital; the ability to continue to obtain new awards; qualification of awarded programs; domestic and international automotive industry trends; pricing pressures; the ability to identify strategic alternatives for the Company's non-core operations or otherwise return such operations to profitability; and the ability to satisfy the Company's customers on timeliness and quality. Additional information on these and other factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit No.                      Exhibits

            10.60 Credit Agreement, dated as of April 1, 1999, by and among Automotive Safety Components International GmbH & Co. KG and Deutsche Bank.

            10.61                   Severance  Agreement, dated as of August 31,
                                    1999,    between      Safety      Components
                                    International, Inc. and Jeffrey J. Kaplan.

            10.62                   Consulting Agreement, dated as of August 12,
                                    1999,    between      Safety      Components
                                    International, Inc. and Francis X. Suozzi.

            10.63                   Stock Option Agreement, dated as of July 23,
                                    1999,    between      Safety      Components
                                    International, Inc. and Francis X. Suozzi.

            10.64                   Letter   Agreement,  dated  as  of  July 12,
                                    1999,    between      Safety      Components
                                    International, Inc. and Francis X. Suozzi.

            27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     (b)  Reports on Form 8-K.

          Not applicable.

                                  SIGNATURE(S)

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SAFETY COMPONENTS INTERNATIONAL, INC.
                                      (Registrant)


DATED: November 9, 1999               BY: /S/ Brian P. Menezes
                                      ------------------------
                                      Brian P. Menezes
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)