Form 10-Q
period 1999-12-25
SAFETY COMPONENTS INTERNATIONAL INC
filed 2000-02-08
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 25, 1999

                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                                 33-0596831
       --------                                                 ----------
  (State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                           Identification Number)

             Corporate Center, 40 Emery Street, Greenville, SC 29605
             -------------------------------------------------------
              (Address and zip code of principal executive offices)


                                 (864) 240-2600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes__X___ No_____


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of February 8, 2000, was 5,136,316

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                                     PART I

                              FINANCIAL INFORMATION

The unaudited consolidated financial information at December 25, 1999 and for the thirteen week and thirty-nine week period ended December 25, 1999 and the unaudited consolidated financial information at March 27, 1999, as restated, relate to Safety Components International, Inc. and its subsidiaries. See Note 1 of the Notes to Consolidated Financial Statements for information on these financial statements.

ITEM 1.     FINANCIAL STATEMENTS                                           PAGE
                                                                           ----

            Consolidated Balance Sheets as of December 25, 1999 and           3
            March 27, 1999, as restated

            Consolidated Statements of Operations for the
            thirteen weeks ended December 25, 1999 and
            December 26, 1998, as restated                                    4

            Consolidated Statements of Operations for the
            thirty-nine weeks ended December 25, 1999 and
            December 26, 1998, as restated                                    5

            Consolidated Statements of Cash Flows for the
            thirty-nine weeks ended December 25, 1999 and
            December 26, 1998, as restated                                    6

            Notes to Consolidated Financial Statements                        7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    16

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                                23

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                24

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                        24

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                  24

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                                 25

ITEM 5.     OTHER INFORMATION                                                25

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 25

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                (in thousands, except share and per share data)

                                                                                                 Restated
                                                                                  December 25,  March 27,
                                                                                      1999         1999
                                                                                   ---------    ---------
ASSETS

Current assets:
           Cash and cash equivalents ...........................................   $   7,402    $  10,607
           Accounts receivable, net ............................................      39,057       42,671
           Receivable from affiliate, net ......................................         582        4,554
           Inventories .........................................................      16,301       21,445
           Prepaid and other ...................................................       6,575        6,296
                                                                                   ---------    ---------
                        Total current assets ...................................      69,917       85,573

Property, plant and equipment, net .............................................      69,241       68,697
Intangible assets, net .........................................................      37,440       57,606
Other assets ...................................................................      11,896        6,094
                                                                                   ---------    ---------
                        Total assets ...........................................   $ 188,494    $ 217,970
                                                                                   =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable ....................................................   $  18,268    $  28,093
           Earnout payable .....................................................        --          2,111
           Accrued liabilities .................................................      19,300       16,107
           Current portion of long-term obligations ............................      41,576        3,988
           Senior subordinated debt ............................................      90,000         --
                                                                                   ---------    ---------
                        Total current liabilities ..............................     169,144       50,299

Long-term debt obligations .....................................................      16,823       53,700
Senior subordinated debt .......................................................        --         90,000
Other long-term liabilities ....................................................       1,620        1,515
                                                                                   ---------    ---------
                        Total liabilities ......................................     187,587      195,514
                                                                                   ---------    ---------

Commitments and contingencies

Stockholders' equity:
           Preferred stock: $.10 par value per share - 2,000,000 shares
                  authorized and unissued ......................................        --           --
           Common stock:  $.01 par value per share - 10,000,000 shares
                  authorized;  6,629,008 shares issued and 5,136,316 outstanding          66           66
           Common stock warrants ...............................................          51            1
           Additional paid-in-capital ..........................................      45,168       45,168
           Treasury stock, 1,492,692 shares at cost ............................     (15,439)     (15,439)
           Accumulated deficit .................................................     (21,206)      (1,134)
           Accumulated other comprehensive income:
                   Cumulative translation adjustment ...........................      (7,733)      (6,206)
                                                                                   ---------    ---------
                        Total stockholders' equity .............................         907       22,456
                                                                                   ---------    ---------
                        Total liabilities and stockholders' equity .............   $ 188,494    $ 217,970
                                                                                   =========    =========

                See notes to consolidated financial statements.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                 (in thousands, except share and per share data)

                                                                                                      Restated
                                                                       Thirteen                       Thirteen
                                                                     Weeks Ended                    Weeks Ended
                                                                   December 25, 1999              December 26, 1998
                                                                   -----------------              -----------------
Net sales ......................................................   $          55,254              $          60,900

Cost of sales, excluding depreciation ..........................              46,151                         53,674

Depreciation ...................................................               2,231                          2,049
                                                                   -----------------              -----------------

              Gross profit .....................................               6,872                          5,177

Selling and marketing expenses .................................                 663                            957

General and administrative expenses ............................               4,267                          4,924

Research and development expenses ..............................                  97                            283

Amortization of goodwill .......................................                 573                            612

Goodwill impairment charge .....................................              17,676                             --
                                                                   -----------------              -----------------

              Loss from operations .............................             (16,404)                        (1,599)

Other (income) expense, net ....................................                (184)                         1,136

Interest expense ...............................................               3,817                          3,192
                                                                   -----------------              -----------------

              Loss before income taxes .........................             (20,037)                        (5,927)

Benefit from income taxes ......................................                (799)                        (2,228)
                                                                   -----------------              -----------------

Net loss .......................................................   $         (19,238)             $          (3,699)
                                                                   =================              =================

Net loss per share, basic ......................................   $           (3.75)             $           (0.72)
                                                                   =================              =================

Net loss per share, assuming dilution ..........................   $           (3.75)             $           (0.72)
                                                                   =================              =================

Weighted average number of shares outstanding, basic ...........               5,136                          5,127
                                                                   =================              =================

Weighted average number of shares outstanding, assuming dilution               5,136                          5,127
                                                                   =================              =================

                See notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                 (in thousands, except share and per share data)

                                                                                                                    Restated
                                                                                            Thirty-nine            Thirty-nine
                                                                                           Weeks Ended            Weeks Ended
                                                                                         December 25, 1999      December 26, 1998
                                                                                         -----------------      -----------------

Net sales ......................................................................         $         172,490      $        164,266

Cost of sales, excluding depreciation ..........................................                   143,696               138,594

Depreciation ...................................................................                     6,476                 5,726
                                                                                         -----------------      -----------------

              Gross profit .....................................................                    22,318                19,946

Selling and marketing expenses .................................................                     2,098                 2,233

General and administrative expenses ............................................                    10,575                 9,911

Research and development expenses ..............................................                       744                   478

Amortization of goodwill .......................................................                     1,722                 1,747

Goodwill impairment charge .....................................................                    17,676                  --
                                                                                         -----------------      -----------------

              (Loss) income from operations ....................................                   (10,497)                5,577

Other (income) expense, net ....................................................                       (56)                1,210

Interest expense ...............................................................                    11,014                 8,988
                                                                                         -----------------      -----------------

              Loss before income taxes .........................................                   (21,455)               (4,621)

Benefit from income taxes ......................................................                    (1,429)               (1,491)
                                                                                         -----------------      -----------------

Net loss .......................................................................         $         (20,026)       $       (3,130)
                                                                                         =================        ===============

Net loss per share, basic ......................................................         $           (3.90)       $        (0.61)
                                                                                         =================        ===============

Net loss per share, assuming dilution ..........................................         $           (3.90)       $        (0.61)
                                                                                         =================        ===============

Weighted average number of shares outstanding, basic ...........................                     5,136                 5,104
                                                                                         =================        ===============

Weighted average number of shares outstanding, assuming dilution ...............                     5,136                 5,104
                                                                                         =================        ===============

                See notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                 (in thousands, except share and per share data)





                                                                                                                 Restated
                                                                                         Thirty-nine             Thirty-nine
                                                                                        Weeks Ended             Weeks Ended
                                                                                      December 25, 1999        December 26, 1998
                                                                                      -----------------        -----------------

Net cash provided by (used in) operating activities ............................      $           9,121        $          (8,137)
                                                                                      -----------------        -----------------

Cash Flows From Investing Activities:
             Additions to property, plant and equipment ........................                 (8,882)                 (11,686)
             Additional consideration and costs for Phoenix Airbag .............                 (2,061)                  (1,958)
             Acquisition costs and advances to Valentec ........................                   --                       (502)
             Acquisition costs of SCFTI ........................................                   --                       (242)
                                                                                      -----------------        -----------------
                  Net cash used in investing activities ........................                (10,943)                 (14,388)
                                                                                      -----------------        -----------------

Cash Flows From Financing Activities:
             Proceeds from Deutsche Bank mortgage ..............................                  2,907                   --
             Exercise of stock options .........................................                  --                       1,056
             Proceeds of A.I. Credit Corp. note ................................                  --                         772
             Repayments of debt and long-term obligations ......................                 (4,163)                  (2,406)
             Net borrowing on revolving credit facility ........................                    700                    9,024
             Proceeds from KeyBank equipment note ..............................                  --                      10,000
                                                                                      -----------------        -----------------
                  Net cash (used in) provided by financing activities ..........                   (556)                  18,446
                                                                                      -----------------        -----------------
Effect of exchange rate changes on cash ........................................                   (827)                    (533)
                                                                                      -----------------        -----------------
Change in cash and cash equivalents ............................................                 (3,205)                  (4,612)
Cash and cash equivalents, beginning of period .................................                 10,607                    6,049
                                                                                      -----------------        -----------------
Cash and cash equivalents, end of period .......................................      $           7,402        $           1,437
                                                                                      =================        =================

Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
             Interest ..........................................................      $           8,111        $           6,575
             Income taxes ......................................................                     34                      391

                See notes to consolidated financial statements.

Note 1 - Organization and Basis of Presentation

     Subsequent to the issuance of the consolidated financial statements of Safety Components International, Inc. ("SCI" or the "Company") for the fiscal years ended March 27, 1999 and March 28, 1998, the Company determined that the reported results for those years were misstated. The Company's audit committee with the assistance of independent counsel and an independent public accounting firm conducted a thorough investigation and determined that a restatement of the Company's financial statements would be required for each of the fiscal years 1999 and 1998 and the twenty-six weeks ended September 25, 1999, as well as applicable quarterly periods contained within such years and twenty-six week period. The restatement primarily relates to three items. First, a sale and related receivable in the Company's defense operations in the aggregate amount of $4.6 million (before a related tax provision of $1.8 million), which had been appropriately recorded in fiscal years ended March 31, 1996, 1997 and March 28, 1998 at a subsidiary level, was also recorded in fiscal 1998 and 1999 at the parent company level. Second, in fiscal 1999, certain items were recorded incorrectly in income in connection with a loan transaction of $772,000 (before a related tax provision of $297,000). On November 3, 1998, the Company entered into an unsecured note facility with A.I. Credit Corp. of $772,000 (including transaction and other fees), which requires monthly payments of $29,000 and bears a stated interest rate of 7.57% per annum. Such transaction had originally been recorded incorrectly as an insurance contract with the cash proceeds reflected in income. Third, certain other quarter to quarter adjustments required restatement of quarterly results for several quarters within the restatement period.

     Restated balance sheet data contained herein as well as the completion of the audit of the Company's financial statements as restated for the fiscal years 1999 and 1998 are subject to the successful completion of the previously announced efforts to restructure the Company's balance sheet (the "Restructuring") and the completion of certain administrative audit procedures by the auditors. In furtherance of the Restructuring, the Company is also evaluating two preliminary proposals from prospective senior lenders with respect to the refinancing of a significant portion of the Company's Credit Agreement. There can be no assurance that either of these proposals will result in a definitive agreement or that a consensual arrangement with Senior Lenders and Note holders can be reached. It is anticipated that any consensual agreement reached will result in a substantially deleveraged balance sheet. Any such consensual arrangement is expected to result in very significant dilution to existing holders of the Company's Common Stock. Management has been informed that in the event the Company is unsuccessful in adequately restructuring its balance sheet, the Company's independent public accountants anticipate issuing a going concern opinion on the consolidated financial statements, as restated, as of March 27, 1999 and March 25, 2000. The restatement adjustments are summarized below.

(In Thousands)
         Sales            FY 1998     Q1 1999     Q2 1999     Q3 1999     Q4 1999     FY 1999     Q1 2000     Q2 2000    YTD 2000
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Originally Filed        $ 170,310   $  51,449   $  53,059   $  61,056   $  55,715   $ 221,279   $  63,845   $  53,391   $ 117,236
Previously Reported
Adjustments                (3,881)        (84)       (408)       (556)       --        (1,048)       --          --          --
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Subtotal                  166,429      51,365      52,651      60,500      55,715     220,231      63,845      53,391     117,236

Additional Adjustments       (355)       (300)       (350)        400        --          (250)       --          --          --
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
 As Restated            $ 166,074   $  51,065   $  52,301   $  60,900   $  55,715   $ 219,981   $  63,845   $  53,391   $ 117,236



      Net Income           FY1998     Q1 1999     Q2 1999     Q3 1999     Q4 1999      FY1999     Q1 2000     Q2 2000    YTD 2000
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Originally Filed        $   6,008   $   1,547   $     158   $  (3,772)  $ (10,799)  $ (12,866)  $     620   $  (1,424)  $    (804)

Previously Reported
Adjustments                (2,328)        (52)       (251)       (398)       (199)       (900)         29        --            29
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Subtotal                    3,680       1,495         (93)     (4,170)    (10,998)    (13,766)        649      (1,424)       (775)
Additional Adjustments       (334)       (606)       (227)        471         465         103          (8)         (7)        (15)
                        ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
 As Restated            $   3,346   $     889   $    (320)  $  (3,699)  $ (10,533)  $ (13,663)  $     641   $  (1,431)  $    (790)

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The above mentioned restatements have been considered and reflected in these financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, SCI believes that the disclosures are adequate to make the information presented not misleading. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods.

     After the Company's announcement of the restatements in November 1999, several class action suits have been filed against the Company and certain of its current and former officers and directors, alleging, among other things, that the Company and such individuals violated the Federal Securities laws by issuing falsified accounting statements which artificially inflated the market price of the Company's stock. The plaintiffs seek compensatory damages and/or recission, cost and expenses, including attorney and experts' fees and other relief. The Company intends to defend against these actions vigorously. Management, after consultation with outside legal counsel, believes that, due to the early stage of the litigation, it is unable to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range, if any, of any potential loss.

Note 2 - Goodwill Impairment

     Management of the Company continually evaluates the recoverability of its long-lived assets. Among other factors considered in such evaluation are the historical and projected operating performance of business operations. At
December  1999,  the Company  recognized a goodwill  impairment  charge of $17.7 million with no associated tax benefit, related to the 1997 acquisition of Valentec International Corporation (now known as Valentec International Corporation, LLC, "Valentec"). Operating results of Valentec deteriorated during fiscal 2000 arising from the loss of business with a major customer. The subsidiary has been unable to offset this loss with increased sales with other customers. Accordingly, management has concluded that intangible assets in the amount of $17.7 million are no longer recoverable through future operations and such amount has been written-off in the Company's financial statements for the quarter ended December 25, 1999. In determining the amount of the impairment charge, the Company evaluated the recoverability of the long-lived assets pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company determined that Valentec's estimated future undiscounted cash flows were below the carrying value of Valentec's goodwill. Accordingly, during the third quarter of Fiscal 2000, the Company adjusted the carrying value of Valentec's goodwill to its estimated fair value. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. The Company believes that its projections, based on recent historical trends and current market conditions, is its best estimate of Valentec's future performance, although there can be no assurances that such estimates will be indicative of future results.

Note 3 -  Composition  of Certain  Consolidated  Balance  Sheet  Components
                                 (in thousands)

                                                                                           Restated *
                                                                 December 25, 1999       March 27, 1999
                                                                 -----------------       --------------
Accounts receivable:
      Billed receivables                                              $ 34,297               $ 38,899
      Unbilled receivables (net of unliquidated progress
         payments of  $165 and $472 at December 25, 1999
         and March 27, 1999, respectively)                               3,924                  2,690
      Other                                                                836                  1,082
                                                                      --------               --------
                                                                      $ 39,057               $ 42,671
                                                                      ========               ========

Inventories:
      Raw materials                                                   $  6,038               $  6,805
      Work-in-process                                                    6,084                  6,973
      Finished goods                                                     4,179                  7,667
                                                                      --------               --------
                                                                      $ 16,301               $ 21,445
                                                                      ========               ========

Property, plant and equipment:
      Land and building                                               $ 13,952               $ 10,583
      Machinery and equipment                                           70,714                 66,507
      Furniture and fixtures                                             3,107                  2,608
      Construction in progress                                           3,603                  4,994
                                                                      --------               --------
                                                                        91,376                 84,692
      Less -  accumulated depreciation and amortization                (22,135)               (15,995)
                                                                      --------               --------
                                                                      $ 69,241               $ 68,697
                                                                      ========               ========

*    Subject to completion of the Restructuring

The Company established a reserve in the amount of $600,000 in the second quarter of the fiscal year ending March 25, 2000 against its receivable of $1.2 million from Valentec International Limited, an affiliated party, as a result of uncertainty as to the affiliate's ability to generate sufficient cash to repay such amount. An agreement has been signed in January 2000 between the Company and Robert A. Zummo, the Chief Executive Officer of the Company, whereby Mr. Zummo has pledged to the Company, on a nonrecourse basis, all of his common stock in the Company as collateral for such indebtedness. Mr. Zummo is the principal shareholder of the affiliate. Further, Mr. Zummo has agreed to direct Valentec International Limited to remit to the Company in satisfaction of a portion of the receivable cash expected to be received from a foreign customer.

Note 4 - Long-Term Obligations (in thousands)

                                                                                                    Restated*
                                                                          December 25, 1999      March 27, 1999
                                                                          -----------------      --------------
Senior Subordinated Notes due July 15, 2007, bearing
     interest at 10.125%                                                      $  90,000            $  90,000

KeyBank revolving credit facility due May 05, 2002, bearing
     interest at 5.0% over LIBOR                                                 37,900               37,200

KeyCorp equipment note due July 10, 2005, bearing interest
     at 7.09%                                                                     8,320                9,210

Bank Austria mortgage note, due March 31, 2007, bearing
     interest at 1.0% over LIBOR                                                  5,625                6,375

Deutsche Bank  mortgage  note,  $801 due June 30,  2009 and
  $1,335 due June 30, 2019, bearing interest at 4.05%
  and 3.75%, respectively                                                         2,136                    0

Note  payable,  principal due in annual  installments of $205 beginning January 12, 1999 to  January 12, 2002,  with interest at 7.22% in semiannual installments, secured by assets of the
      Company's United Kingdom subsidiary                                           606                  608

Capital equipment notes payable,  due in monthly  installments with interest at 5.99% to 16.0% maturing at various rates
  through November 2004, secured by machinery  and                                3,248                3,571
  equipment

A.I. Credit Corp. note, due in monthly
  installments of $29 beginning January 3, 1999
  to November 3, 2001, bearing interest at 7.57%                                    564                  724
                                                                              ---------            ---------
                                                                                148,399              147,688

 Less - current portion                                                        (131,576)              (3,988)
                                                                              ---------            ---------

                                                                              $  16,823            $ 143,700
                                                                              =========            =========

*    Subject to completion of the Restructuring

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10.125% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10.125% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for the Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company had also accrued as of December 25, 1999, as part of accrued liabilities, approximately $4.2 million of interest, which was due to be paid January 18, 2000 as part of the second semi-annual payment. The Company's senior lenders notified the trustee for the Notes that the lenders were exercising their rights to block the January 15, 2000 interest payment as a result of certain covenant defaults under the Company bank agreement (the "Interest Blockage"). The Company did not make its second annual interest payment due January 18, 2000 and is using the 30-day grace period for such interest payment contained in the Notes Indenture (the "Indenture") for discussions with the Company's lenders with regard to the Restructuring. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors. Subject to exceptions for specified Permitted Indebtedness, the Company may not incur additional Indebtedness under the terms of such Indenture unless certain conditions are met. The Company intends to meet its working capital needs and capital expenditures through a combination of internally generated cash flows from operations, reduced debt service resulting from the Restructuring and possible future public or private equity offerings.

     The Company, ASCI GmbH and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 and as amended to date (the "Credit Agreement"). The Credit Agreement consists of a $40.0 million revolving credit facility for a five year term, bearing interest at LIBOR (5.67% as of December 25, 1999) plus 5.0% with a commitment fee of .375% per annum for any unused portion. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. As of December 25, 1999 letters of credit outstanding were $2.0 million and there was no availability under the Credit Agreement. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and are being charged to operations over the expected term of the Credit Agreement not to exceed 5 years. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

     On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank each provide fifty percent of the financing available under the Credit Agreement and KeyBank remains as acting agent.

     On June 24, 1999, the Company entered into Amendment No. 6 to the Credit Agreement, which among other covenants requires the Company to earn $30.0 million of EBITDA (as such term is defined in the Credit Agreement) in fiscal year 2000. Such covenant is tested monthly based upon cumulative targets for the year. Covenants for Fixed Charge Coverage, Interest Coverage and Minimum Net Income are also based on the $30.0 million EBITDA target. The Company failed to meet its cumulative EBITDA target in November and December 1999. In addition, the senior lenders have asserted that the restatement of prior period financial statements has resulted in certain additional covenant defaults. The holders of the Notes could also contend that such restatement resulted in one or more defaults under the Indenture. These defaults could result in certain cross defaults under other Company debt instruments. As a result of covenant defaults under the Credit Agreement, the senior lenders have instituted the Interest Blockage and the interest rate was increased to LIBOR plus 5.0% and the commitment fee was increased to .375%. The Senior Lenders and the Company continue to negotiate the terms of a forbearance agreement but no resolution has yet been reached. In June 1999, the Company issued to the Lenders ten-year warrants to acquire 20,000 shares of the Company's common stock at current market value per share. The Company, using the Black-Sholes pricing model, calculated the fair market value of the warrants at approximately $50,000. Additionally, the Company will be subject, as of June 24, 2000, to a Senior Funded Debt to

EBITDA ratio covenant of 1.5 to 1.0 and a Minimum Consolidated Net Worth covenant. In addition, under Amendment No. 6 to the Credit Agreement the Lenders waived certain financial covenants for periods through the date of such amendment. The interest rate will increase 1.0% on July 1, 2000 and an additional 1.0% for each quarter thereafter if the Company does not refinance the Credit Agreement by such dates. However, if the Company does not refinance the Credit Agreement by July 1, 2000, the Company is required to issue an additional 30,000 ten-year warrants to the Lenders at the then current market value per share.

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at a fixed rate of 7.09% via an interest swap agreement, requires monthly payments of $150,469, and is secured by certain equipment located at Safety Components Fabric Technologies, Inc. The rate swap is considered immaterial to the Company's financial position at December 25, 1999.

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

     On November 3, 1998, the Company obtained a $772,000 unsecured note facility with A. I. Credit Corp, which requires monthly payments of $29,000 and bears stated interest of 7.57%.

     On April 1, 1999, the Company secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Bavendstedt, Germany. The note is secured by the real estate in Germany acquired through the mortgage and is further secured by a guarantee issued by the Company. In July, 1999 the Company refinanced the note and reduced the outstanding indebtedness to $2.1 million.

     On January 18, 2000, the Company did not make a scheduled interest payment on its 10.125% Senior Subordinated Notes (the "Notes"). The senior lenders of the Company had previously notified the trustee for the Company's Notes of the Interest Blockage. The Company has engaged Bank of America Securities to assist in the Restructuring of its balance sheet, including the refinancing of its existing senior debt and Notes. The Company is currently engaged in negotiations with its senior lenders and the Noteholders, in order to seek to reach a consensual arrangement with respect to a Restructuring. In furtherance of the Restructuring, the Company is also evaluating two preliminary proposals from prospective senior lenders with respect to the refinancing of a significant portion of the Company's Credit Agreement. There can be no assurance that either of these proposals will result in a definitive agreement or that a consensual arrangement with Senior Lenders and Note holders can be reached. It is anticipated that any consensual agreement reached will result in a substantially deleveraged balance sheet. Any such consensual arrangement is expected to result in very significant dilution to existing holders of the Company's Common Stock. Management has been informed that in the event the Company is unsuccessful in adequately restructuring its balance sheet, the Company's independent public accountants anticipate issuing a going concern opinion on the consolidated financial statements, as restated, as of March 27, 1999 and March 25, 2000.

Note 5 - Reconciliation to Diluted Earnings Per Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

(In Thousands)                                                Restated                                    Restated
                                       Thirteen            Thirteen Weeks          Thirty-Nine          Thirty-Nine
                                     Weeks Ended               Ended               Weeks Ended          Weeks Ended
                                  December 25, 1999      December 26, 1998      December 25, 1999    December 26, 1998
                                  -----------------      -----------------      -----------------    -----------------

Net Loss                               $(19,238)           $ (3,699)               $(20,026)           $ (3,130)
                                       ========            ========                ========            ========
Weighted average number of
    common shares used in
    basic earnings per share              5,136               5,127                   5,136               5,104
Effect of dilutive securities:
     Stock options                         --                  --                      --                  --
     Warrants                              --                  --                      --                  --
                                       --------            --------                --------            --------

Weighted average number of
    common shares and
    dilutive potential common
    stock used in diluted
     earnings per share                   5,136               5,127                   5,136               5,104
                                       ========            ========                ========            ========

Options on approximately 1,274,000 and 808,000 shares of common stock were not included in computing diluted earnings per share as of December 25, 1999 and December 26, 1998, respectively, because their effects were antidilutive. Warrants to purchase 124,000 and 104,000 shares of Common Stock were not included in computing diluted earnings per share as of December 25, 1999 and December 26, 1998, respectively, because their effects were antidilutive.

Note 6 - Comprehensive Income

During the first quarter of fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which became effective for fiscal years beginning after December 15, 1997. This Statement requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore bypass net income. In the Company's case, the non-owner changes in equity relate to foreign currency translation adjustments. Comprehensive income is calculated as follows:

(In Thousands)                                                Restated                                  Restated
                                       Thirteen            Thirteen Weeks          Thirty-Nine         Thirty-Nine
                                     Weeks Ended               Ended               Weeks Ended         Weeks Ended
                                  December 25, 1999      December 26, 1998      December 25, 1999    December 26, 1998
                                  -----------------      -----------------      -----------------    -----------------

Net Loss                               $(19,238)            $ (3,699)              $(20,026)           $ (3,130)
Foreign currency
translation adjustment                   (1,104)                (670)                (1,527)              2,089
                                       --------             --------               --------            --------
Comprehensive Loss                     $(20,342)            $ (4,369)              $(21,553)           $ (1,041)
                                       ========             ========               ========            ========

Note 7 - Supplemental Guarantor Condensed Consolidating Financial Statements
                                 (in thousands)

The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect domestic wholly-owned subsidiaries (the "Guarantors"). Certain condensed consolidating information of the Guarantors are presented below as of December 25, 1999.

                                        Guarantor       Non-Guarantor      Parent          Elimination      Consolidated
                                       Subsidiaries     Subsidiaries     Corporation         Entries           Total
                                       ---------------------------------------------------------------------------------

Current assets                         $  39,660         $  22,185        $   8,072         $       0         $  69,917
                                       =========         =========        =========         =========         =========
Total assets                           $ 108,318         $  66,291        $  22,291         $  (8,406)        $ 188,494
                                       =========         =========        =========         =========         =========
Current liabilities                    $  29,568         $  25,811        $ 113,762         $       3         $ 169,144
                                       =========         =========        =========         =========         =========
Total liabilities                      $ 120,594         $  58,031        $   8,959         $       3         $ 187,587
                                       =========         =========        =========         =========         =========
Revenues                               $ 113,000         $  65,649        $       0         $  (6,159)        $ 172,490
                                       =========         =========        =========         =========         =========
Gross profit                           $  14,104         $   8,230        $    (171)        $     155         $  22,318
                                       =========         =========        =========         =========         =========
(Loss) income from operations          $ (10,135)        $   4,684        $  (5,762)        $     716         $ (10,497)
                                       =========         =========        =========         =========         =========
(Loss) income  before taxes            $  (9,254)        $   2,722        $ (15,564)        $     641         $ (21,455)
                                       =========         =========        =========         =========         =========
Net (loss) income                      $ (12,425)        $     999        $  (9,590)        $     990         $ (20,026)
                                       =========         =========        =========         =========         =========

Note 8 Business Segment Information (in thousands)

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

     In the second quarter of fiscal year 2000, management determined that the Company's reportable operating segments, disclosed in previous filings, were no longer consistent with the manner in which management reviews the Company's business operations and assesses the performance of its various product lines. Accordingly, the Company has realigned its reportable operating segments to more appropriately reflect management's current practice. The Company evaluates performance and allocates resources based on earnings (operating income) before interest, taxes, depreciation, and amortization ("EBITDA"). The Company's reportable segments are differentiated by product and production process. The reportable segments are each managed separately because they manufacture distinct products with different production processes. Summarized financial information by business segment follows (in thousands). Amounts for fiscal year 1999 have been reclassified to conform with management's revised approach to managing the business.

                                                        Restated                                   Restated
                                   Thirteen             Thirteen            Thirty-Nine          Thirty-Nine
                                  Weeks Ended         Weeks Ended           Weeks Ended          Weeks Ended
                              December 25, 1999     December 26, 1998    December 25, 1999    December 26, 1998
                              ------------------    -----------------    -----------------    -----------------

Revenues from external
customers:

      Airbag cushions                $  30,529            $  30,733            $  92,737            $  75,514
      Airbag fabric                     11,666               12,435               34,693               36,118
      Technical fabric                   5,521                5,813               18,872               18,016
                                     ---------            ---------            ---------            ---------
        Automotive & Fabrics         $  47,716            $  48,981            $ 146,302            $ 129,648
                                     =========            =========            =========            =========

      Systems integrator             $   3,122            $   7,834            $  12,816            $  19,562
      Metal components                   4,416                4,085               13,372               15,056
                                     ---------            ---------            ---------            ---------
        Metal & Defense              $   7,538            $  11,919            $  26,188            $  34,618
                                     =========            =========            =========            =========

EBITDA:
      Automotive & Fabrics           $   6,015            $   3,537            $  19,185            $  14,922
      Metal & Defense                      533                 (682)               1,517                1,769
      Corporate                         (2,472)              (1,793)              (5,325)              (3,641)
                                     ---------            ---------            ---------            ---------
                                     $   4,076            $   1,062            $  15,377               13,050
                                     =========            =========            =========            =========

Note:EBITDA for the thirteen weeks and the thirty-nine weeks ended December 25, 1999 does not include the goodwill impairment charge of $17.7 million.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview - Restatement of Previously Issued Financial Statements

     Management discovered certain matters relating to the Company's financial statements for fiscal years 1999 and 1998 which required further investigation and restatement of the financial statements for those periods, as well as the financial statements for the twenty-six weeks ended September 25, 1999. The audit committee of Safety Components International, Inc. ("SCI" or the "Company"), consisting only of outside members of the Board of Directors, with the assistance of special counsel and an independent public accounting firm, conducted a thorough investigation of these matters. Based upon the financials currently available to management and subject only to completion of certain administrative procedures related to the audit, the restatement for the fiscal year ended March 28, 1998 reduces previously reported net sales by $4.2 million to net sales of $166.1 million and previously reported net income by $2.7 million to a net income of $3.3 million. The restatement for the fiscal year ended March 27, 1999 reduces previously reported net sales by $1.3 million to net sales of $220.0 million and increases previously reported net loss by $797,000 to a loss of $13.7 million. The restatement for the third quarter of fiscal year 1999 reduces previously reported net sales by $156,000 to net sales of $60.9 million and reduces previously reported net loss by $73,000 to net loss of $3.7 million. The restatement for the thirty-nine weeks ending December 26, 1998 reduces previously reported net sales by $1.3 million to net sales of $164.3 million and increases previously reported net loss by $1.1 million to net loss of $3.1 million. The cumulative effect on retained earnings was $2.7 million, $3.5 million and $3.7 million as of March 28, 1998, March 27, 1999, and December 26, 1998, respectively.

     The principal components of the adjustments consist principally of three items. The first item required the reversal of a duplicate booking of a sale and the related receivable in the Company's defense operations and the second item required the reversal of certain items incorrectly recorded in income in connection with a loan transaction. Certain other quarter to quarter adjustments required restatement of quarterly results for several quarters within the restatement period. See Note 1 to notes to consolidated financial statements. The Company expects to file amended annual reports on Form 10-K covering fiscal 1998 and 1999 and the applicable quarterly reports on Form 10-Q covering fiscal 1998, 1999 and the first and second quarters of fiscal 2000.

     The Company is in discussions with its senior lenders and the holders of its $90.0 million issuance of Senior Subordinated Notes with regard to the restructuring of its balance sheet (the "Restructuring"). Restated balance sheet data contained herein, as well as the completion of the audit of the Company's financial statements, as restated, for its fiscal years 1999 and 1998, are subject to the successful completion of the Restructuring and to the completion of certain administrative procedures related to the audit.

Third Quarter Ended December 25, 1999 Compared to Restated Third Quarter Ended December 26, 1998

     Net Sales. Net sales for the quarter ended December 25, 1999 decreased $5.6 million or 9.2% to $55.3 million compared to $60.9 million for the quarter ended December 26, 1998. The decrease was attributable primarily to decreased sales volumes in the non-core operations. The North American core operations had increased sales of 0.2% for air bag cushions and related fabric products over the third quarter of fiscal year 1999. The European core operations had decreased sales of 6.8% over the third quarter of fiscal year 1999, all of which resulted from a foreign currency translation rate which reduced sales by 7.1%. Within the core operations, airbag fabric sales have shifted by approximately 11.1% from external sales to its Ensenada, Mexico plant to support the demand for Company air bag cushions. The non-core operations had decreased sales of 36.8% over the third quarter of fiscal year 1999; such decreases are attributable primarily to lower volume at the Valentec operations. In addition, current quarter sales for the M16 links and 120 MM mortar system were significantly below the same period in the prior year due to the phase out of those contracts. The Company is continuing to explore strategic alternatives for its non-core operations and expects to conclude its evaluation of these alternatives by the end of the current fiscal year. The Company received in January 2000 and is evaluating an offer to purchase from a management lead group to purchase all of the business that comprises the non-core operations. If any such offer is accepted by the Company it would require the consent of the senior lenders and Noteholders.

     Gross Profit. Gross profit for the quarter ended December 25, 1999 increased $1.7 million or 32.7% to $6.9 million compared to $5.2 million for the quarter ended December 26, 1998. The increase was attributable to increased sales and favorable product mix in the core operations being offset by reduced volume in the non-core operations and the elimination of one time adjustments and ramp up costs that had occurred in the same period last year. Gross profit as a percentage of sales was 12.4% for the third quarter of fiscal year 2000 compared to 8.5% for the third quarter of fiscal year 1999. The increase in gross profit as a percentage of sales was due to the items discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended December 25, 1999 decreased $1.0 million or 16.9% to $4.9 million compared to $5.9 million for the quarter ended December 26, 1998. Selling, general and administrative expenses as a percentage of sales decreased to 8.9% for the third quarter of fiscal year 2000 compared to 9.7% for the second quarter of fiscal year 1999. The decrease was attributable to significantly reduced expenses associated with the non-core operation due to volume and the elimination of one time adjustments in this period as compared to the same period last year. These reductions were partially offset by increased legal and audit fees resulting from the investigation and refinancing efforts.

     Research and Development Expenses. Research and development expenses for the quarter ended December 25, 1999 decreased $0.2 million to $0.1 million compared to $0.3 million for the quarter ended December 26, 1998. The majority of the research and development costs were incurred at SCFTI in its technical fabrics division and in Europe for airbag related products.

     Operating Loss. Operating loss for the quarter ended December 25, 1999 increased $14.8 million to $16.4 million loss compared to a $1.6 million loss for the quarter ended December 26, 1998. The operating income without the write-off of the intangible asset would have been $1.3 million for the period as compared to the $1.6 million loss for the period ending December 26, 1998. The increase was attributable primarily to the items discussed above.

     Interest Expense. Interest expense for the quarter ended December 25, 1999 increased $0.6 million or 18.8% to $3.8 million compared to $3.2 million for the quarter ended December 26, 1998. This increase was attributable primarily to increases in debt and interest rates under the Company's revolving credit facility and the addition of the Deutsche Bank mortgage note.

     Income Taxes. The income tax rate applied against pre-tax loss was a 4.0% benefit for the third quarter of fiscal year 2000 compared to 37.6% against pre-tax loss for the third quarter of fiscal year 1999. The tax rate was lower during the third quarter of fiscal year 2000 due to the operating loss and the foreign tax benefits recognized during that period. The effective tax rate related to pre-tax earnings was higher during the third quarter of fiscal year 1999 due to non-deductible goodwill at Valentec, coupled with a greater proportion of income from foreign sources, which are subject to higher tax rates. At December 1999, the Company recognized a goodwill impairment charge of $17.7 million with no associated tax benefit, related to the 1997 acquisition of Valentec.

     Net Loss. Net loss for the quarter ended December 25, 1999 was $19.2 million compared to net loss of $3.7 million for the quarter ended December 26, 1998. The net loss, without the write-off of the intangible asset, would have been a $1.6 million net loss for the period as compared to the $3.7 million net loss for the period ending December 26, 1998. The reduction in net loss, prior to such write off, was attributable primarily to the items discussed above.

Thirty-Nine Weeks Ended December 25, 1999 Compared to Restated Thirty-Nine Weeks Ended December 26, 1998

     Net Sales. Net sales for the thirty-nine weeks ended December 25, 1999 increased $8.2 million or 5.0% to $172.5 million compared to $164.3 million for the thirty-nine weeks ended December 26, 1998. The increase was attributable primarily to North American core operations which had increased sales of 12.8% for air bag cushions and related fabric products over the third quarter of fiscal year 1999. European core operations had increased sales of 15.7% over the third quarter of fiscal year 1999, although such sales were impacted adversely (approximately 4.1%) by foreign currency translation rates. The Technical Fabrics sales increased $0.8 million or 4.5% over the thirty-nine weeks ended December 26,1998. Within the core operations, airbag fabric sales have shifted by approximately 11.4% from external sales to its Ensenada, Mexico plant to support the demand for Company air bag cushions. These increases are offset significantly by the metal and defense operations - the Company's non-core operations. The non-core operations had decreased sales of 24.3% over the third quarter of fiscal year 1999; such decreases are attributable primarily to lower volume at the Valentec and Systems Integrator operations. Specifically, current year sales for the M16 links and 120 MM mortar system were significantly below the prior year due to the phase out of those contracts.

     Gross Profit. Gross profit for the thirty-nine weeks ended December 25, 1999 increased $2.4 million or 12.0% to $22.3 million compared to $19.9 million for the thirty-nine weeks ended December 26, 1998. Gross profit as a percentage of sales was 12.9% for the thirty-nine weeks ended December 25, 1999 compared to 12.1% for the thirty-nine weeks ended December 26, 1998. The increase was attributable to increased sales and favorable product mix in the core operations, partially offset by reduced volume in the non-core operations and the elimination of one time adjustments, ramp up cost and the GM strike that had occurred during the same period last year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirty-nine weeks ended December 25, 1999 increased $0.6 million or 5.0% to $12.7 million compared to $12.1 million for the thirty-nine weeks end December 26, 1998. The increase was attributable to the increased legal and audit fees resulting from the investigation and refinancing efforts. Selling, general and administrative expenses as a percentage of sales decreased to 7.3% for the thirty-nine weeks ended December 25, 1999 compared to 7.4% for the thirty-nine weeks ended December 26, 1998. This decrease as a percentage of sales is due to the increased sales over the prior period.

     Research and Development Expenses. Research and development expenses for the thirty-nine weeks ended December 25, 1999 increased $0.2 million to $0.7 million compared to $0.5 million for the thirty-nine weeks ended December 26, 1998. The majority of the research and development costs were incurred at SCFTI in its technical fabrics division, in Europe for airbag related products and at Valentec in connection with the development of proprietary products for the automotive industry.

     Operating Loss. Operating loss for the thirty-nine weeks ended December 25, 1999 increased $16.1 million to a $10.5 million loss compared to $5.6 million income for the thirty-nine weeks ended December 26, 1998. The operating income, without the write-off of the intangible asset, would have been $7.2 million for the period as compared to the $5.6 million for the period ending December 26, 1998. The increase was attributable primarily to the items discussed above.

     Interest Expense. Interest expense for the thirty-nine weeks ended December 25, 1999 increased $2.0 million to $11.0 million compared to $9.0 million for the thirty-nine weeks ended December 26, 1998. This increase was attributable primarily to increases in debt under the Company's revolving credit facility, additional capitalized lease financing and the addition of the Deutsche Bank mortgage note.

     Income Taxes. The income tax rate applied against pre-tax loss reflected a 6.7% benefit for the thirty-nine weeks ended December 25, 1999 compared to a 32.3% benefit against pre-tax loss for the thirty-nine weeks ended December 26, 1998. The tax rate was lower during the thirty-nine weeks ended

December 25, 1999 due to the Company's recognition of a goodwill impairment charge of $17.7 million with no associated tax benefit relating to the 1997 acquisition of Valentec International Corp, LLC.

     Net Loss. Net loss was $20.0 million for the thirty-nine weeks ended December 25, 1999 compared to a net loss of $3.1 million for the thirty-nine weeks ended December 26, 1998. The net loss, without the write-off of the intangible asset, would have been a $2.4 million net loss for the period as compared to the $3.1 million net loss for the period ending December 26, 1998. The reduction in net loss, prior to such write off, was attributable primarily to the items discussed above.

Liquidity and Capital Resources

     Through thirty-nine weeks of fiscal 2000, net cash provided by operations was $9.1 million and cash used by investing activities was $10.9 million, of which cash used for capital expenditures was $8.9 million. The Company also paid approximately $2.1 million for additional consideration in connection with the acquisition of ASCI GmbH, representing all of the $2.1 million earn-out accrual at the end of fiscal year 1999. Net cash used in financing activities through thirty-nine weeks of fiscal year 2000 was $0.6 million spent primarily on the repayment of capital leases and mortgages. The proceeds of a mortgage agreement with Deutsche Bank to finance the purchase of the Company's new facility located in Bavendstedt, Germany were offset by required principal payments on various debt instruments and capital lease obligations. All of the activities noted above resulted in a net decrease in cash of $3.2 million in the first thirty-nine weeks of fiscal year 2000.

     The Company's capital budget for the remaining quarter of fiscal year 2000 is approximately $1.0 million. These capital expenditures, will be used primarily to purchase additional machinery and equipment worldwide in order to support new business awards.

     The Company's principal credit facilities consist of senior subordinated notes due 2007, a revolving credit facility to meet short-term liquidity needs, two mortgage notes collateralized by the Company's assets in the Czech Republic facility and the facility in Germany, and certain capital equipment notes secured by the Company's machinery and equipment and other assets. These facilities are summarized below.

The Company, ASCI GmbH and Automotive Safety Components International Limited entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended to date (the "Credit Agreement"). The Credit Agreement consists of a $40.0 million revolving credit facility for a five year term, bearing interest at LIBOR (5.67% as of December 25, 1999) plus 5.0% with a commitment fee of .375% per annum for any unused portion. On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank (collectively, the "Senior Lenders") each provide fifty percent of the financing available under the Credit Agreement and KeyBank remains as acting agent. On June 24, 1999, the Company entered into Amendment No. 6 to the Credit Agreement, which among other covenants requires the Company to earn $30.0 million of EBITDA (as such term is defined in the Credit Agreement) in fiscal year 2000. Such covenant is tested monthly based upon cumulative targets for the year. Covenants for Fixed Charge Coverage, Interest Coverage and Minimum Net Income are also based on the $30.0 million EBITDA target. During the current fiscal year to date, the Company has been subject to four financial covenant tests under the Credit Agreement. The Company failed to meet its cumulative EBITDA target in November and December 1999. In addition, the Senior Lenders have asserted that the restatement of prior period financial statements has resulted in certain additional covenant defaults. These defaults could result in certain cross defaults under other Company debt instruments. As a result of covenant defaults under the Credit Agreement, the Senior Lenders have exercised their rights to block the January 18, 2000 interest payment (the "Interest Blockage") due on the Notes (as defined below). The interest rate was increased to LIBOR plus 5.0% under the Credit Agreement. The Company is utilizing the 30 day grace period for the interest payment under the Notes for the discussions with the Senior Lenders with regard to a forbearance agreement and with both the Senior lenders and Note Holders regarding the Restructuring. The Company is also evaluating two proposals from prospective lenders to refinance its existing bank credit facility and restructure its subordinated indebtedness. Letters of credit outstanding were $2.0 million at December 25, 1999. As of December 25, 1999, there was no availability under the Credit Agreement. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures. See note 4 with respect to certain warrant obligations to the Senior Lenders.

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at a fixed rate of 7.09% via an interest swap agreement, requires monthly payments of $150,469 and is secured by certain equipment located at SCFTI. The rate swap is considered immaterial to the Company's financial position at December 25, 1999.

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10.125% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10.125% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company has accrued as of December 25, 1999, as part of accrued liabilities, approximately $4.2 million of interest, which was due to be paid January 18, 2000 as part of the semi-annual payment. The Senior Lenders instituted the Interest Blockage and the Company did not make its second annual interest payment due January 18, 2000. The holders of the Notes could contend that the restatement of the Company's financial statements resulted in one or more defaults under the Indenture. These defaults could result in certain cross defaults under other Company debt instruments. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and will be charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors. The Indenture pursuant to which the notes were issued contains certain restrictive covenants, including a limitation upon the Company's ability to incur additional Indebtedness. Subject to exceptions for specified Permitted Indebtedness, the Company may not incur additional Indebtedness under the terms of such Indenture unless certain conditions are met, including without limitation, that the Consolidated Fixed Charge Coverage Ratio (as such terms are defined in the Indenture) of the Company be greater than 2.25 to 1.0. Funds available to the Company under Permitted Indebtedness includes (i) Capitalized Lease Obligations and Purchase Money Indebtedness (as such terms are defined in the Indenture), not to exceed $10.0 million at any one time outstanding and (ii) additional Indebtedness (as defined in the Indenture), in an aggregate principal amount not to exceed $5.0 million at any one time. The Company has used $0.7 million of such $10.0 million allowance as of December 25, 1999. Changes in these covenants are likely to result from the Restructuring. The Company intends to meet its working capital needs and capital expenditures through a combination of reduced debt service requirements resulting from the Restructuring, internally generated cash flows from operations, and/or possible future public or private equity offerings.

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

     On November 3, 1998, the Company obtained a $772,000 unsecured note facility with A. I. Credit Corp and bears interest of 7.57%. The note requires monthly payments of $29,000.

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

     On February 2, 2000, the Company's Common Stock was delisted from NASDAQ as a result of noncompliance with NASDAQ's public float and minimum bid price requirements as well as a delay in complying with NASDAQ's reporting obligations pending the filing of restated financial statements. The Company anticipates that its stock will be quoted on the NASD Bulletin Board as soon as its revised Annual Reports on Form 10-K containing audited financial statements, as restated, are filed with the Securities and Exchange Commission. Pending quotation on the NASD Bulletin Board, quotations will be available on the pink sheets through the National Quotation Bureau. Liquidity of the Common Stock could be adversely affected by the absence of readily available quotations for the stock.

     If the Company is unable to reach agreement with the Senior Lenders and the Note holders with respect to a Restructuring within the 30 day grace period for the interest payment on the Notes, there could be significant deterioration in the Company's relationships with customers and suppliers. In addition, individual creditors, including the Senior Lenders and Note holders could seek to institute proceedings to enforce their remedies. Management has been informed that in the event the Company is unsuccessful in adequately restructuring its balance sheet, the Company's independent public accountants anticipate issuing a going concern opinion on the consolidated financial statements, as restated, as of March 27, 1999 and March 25, 2000.

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

State of Readiness and Cost

     The Company relies on systems developed by other parties in regard to its business, accounting and operational software. Based on its evaluation, the Company believes that its significant business, accounting and operations hardware and software are year 2000 compliant. To date, no problems have arisen, and the Company expects none. There can be no assurance that future problems will not arise.

Private Securities Litigation Reform Act of 1995

     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to: inability to reach agreement on the Restructuring in a timely fashion; deterioration in relationships with key customers and vendors as a result of the Company's financial difficulties; dependence of revenues on several major module suppliers; worldwide economic conditions; the results of cost-savings programs being implemented; the ability to raise additional capital; the ability to continue to obtain new awards; qualification of awarded programs; domestic and international automotive industry trends; pricing pressures; the ability to identify strategic alternatives for the Company's non-core operations or otherwise return such operations to profitability; and the ability to satisfy the Company's customers on timeliness and quality. Additional information on these and other factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     After the Company's announcement of the restatements in November 1999, several class action suits have been filed against the Company and certain of its current and former officers and directors, alleging, among other things, that the Company and such individuals violated the Federal Securities laws by issuing falsified accounting statements which artificially inflated the market price of the Company's stock. The plaintiffs seek compensatory damages and/or recession, cost and expenses including attorney and experts' fees and other relief. The Company intends to defend against these actions vigorously. Management, after consultation with outside legal counsel, believes that due to the early stage of the litigation it is unable to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range, if any, of any potential loss.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company failed to meet its cumulative EBITDA target under the Credit Agreement in November and December 1999. In addition, the Senior Lenders have asserted that the restatement of prior period financial statements has resulted in certain additional covenant defaults. As a result of such covenant defaults under the Credit Agreement, the Senior Lenders have exercised their rights to block the January 18, 2000 interest payment due on the Notes. The indenture with respect to the Notes provides for a 30 day grace period for the payment of such interest. The holders of the Notes could also contend that the restatement of the Company's financial statements resulted in one or more defaults under the Indenture. These defaults could result in certain cross defaults under other Company debt instruments.

     The Company is currently in discussions with the Senior Lenders and representatives of the Noteholders in order to seek to reach agreement on a Restructuring of the Company's balance sheet which would entail waivers of outstanding defaults. There can be no assurance that any such agreement will be reached.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1999 Annual Meeting of Stockholders on December 13, 1999.

     At the Annual Meeting, Joseph J. DioGuardi and John C. Corey were elected Class I directors of the Company. The number of shares of the Company's common stock voted in favor of the election of Messieurs DioGuardi and Corey were 3,056,139 and 3,388,390, respectively, and the number of such shares withheld were 708,741 and 376,490. In addition, the following other directors continued as such after the Annual Meeting: Robert J. Torok and Robert A. Zummo.

     At the Annual Meeting, the Company's stockholders also voted in favor of the approval of an amendment to the Company's 1994 Stock Option Plan (the "Plan") to i) increase the number of shares of the Company's common stock issuable under the Plan to officers, key employees and consultants from 935,000 shares in the aggregate to 1,375,000 shares in aggregate and ii) increase the number of shares issuable to non-employee directors under the Plan from 75,000 shares in the aggregate to 125,000 shares in aggregate. The vote of approval for such amendment was 1,340,671 FOR, 520,378 AGAINST, and 9,135 ABSTAINING.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.    Exhibits
     -----------    ------------------------------------------------------------
     10.65          Pledge  Agreement,  dated January  31,  2000 by and between
                    Safety Components International,  Inc. and Robert A. Zummo.

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

                                      SAFETY COMPONENTS INTERNATIONAL, INC.
                                      (Registrant)


DATED: February 8, 2000               BY:/S/ Brian P. Menezes
                                      -----------------------
                                      Brian P. Menezes
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)