Form 10-K
period 2000-03-25
SAFETY COMPONENTS INTERNATIONAL INC
filed 2000-07-10
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended March 25, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _____________ to _____________

                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         33-0596831
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

Corporate Center, 40 Emery Street
    Greenville, South Carolina                                  29605
      (Address of principal                                   (Zip Code)
        executive offices)


        Registrant's telephone number, including area code (864) 240-2600

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

                             Yes _X_     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of July 7, 2000, was approximately $250,000

     The number of shares outstanding of the registrant's common stock, as of July 7, 2000, is as follows:

--------------------------------------------------------------------------------
         Class                                                  Number of Shares
--------------------------------------------------------------------------------
Common Stock, par value $.01 per share                                 5,136,316
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. BUSINESS

The Company

     Safety Components International, Inc. (the "Company" or "Safety Components"), a Delaware corporation which was formed on January 12, 1994 as a wholly-owned subsidiary of Valentec International Corporation, a Delaware corporation (currently known as Valentec International Corporation, LLC as successor in interest by operation of law, "Valentec"), is a leading, low-cost, independent supplier of automotive airbag fabric and cushions, with operations in North America and Europe. The Company's 1997 acquisition, through Safety Components Fabric Technologies, Inc., a wholly-owned subsidiary of the Company, of all of the assets and assumption of certain liabilities of the Air Restraint/Technical Fabrics Division (the "Division") of JPS Automotive L.P., a subsidiary of Collins & Aikman Corporation (the Division is sometimes hereinafter referred to as "SCFTI") was a further step in the Company's airbag growth strategy because it has enabled the Company to combine SCFTI's weaving operations and strong market position in airbag fabric with its cut and sew operations and strong market position in airbag cushions to exploit worldwide growth in demand for airbag module systems ("airbags" or "airbag modules").

     The Company sells airbag fabric domestically and cushions worldwide to all of the major airbag module integrators that outsource such products. The Company believes it produces approximately 50% of all outsourced airbag fabric utilized in North America, and that it manufactures approximately 50% of all outsourced airbag cushions in North America and Europe. The Company believes that it is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, aircraft escape slides, military tents and fire service apparel.

     Sales of automotive fabric, airbag cushions and technical fabric products (the "automotive and fabrics" business or "core operations") accounted for approximately $194.7 million or 85.3% of consolidated fiscal 2000 net sales. For purposes hereof, fiscal 2000 means the fiscal year ended March 25, 2000, fiscal 1999 means the fiscal year ended March 27, 1999 and fiscal 1998 means the fiscal year ended March 28, 1998. Sales of automotive and fabrics accounted for approximately $178.3 million or 81.0% and approximately $129.7 million or 78.1% of the Company's fiscal 1999 and 1998 net sales, respectively. The unique ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows the Company to more effectively utilize its manufacturing assets and lower per unit overhead costs. The Company also produces automotive metal components, defense related products, primarily projectiles and other metal components (the "metal and defense" business or "non-core operations") for small to medium caliber training and tactical ammunition and continues as a systems integrator and manufacturer for ordnance programs, which accounted for $33.6 million or 14.7% of the Company's consolidated fiscal 2000 net sales and $41.6 million or 18.9% and $36.4 million or 21.9% of the Company's fiscal 1999 and 1998 net sales, respectively.

     The Company announced in November 1999 that management had identified certain errors relating to the Company's previously issued consolidated financial statements for fiscal 1999 and fiscal 1998 which required further investigation and restatement of the financial statements for those periods, as well as the financial statements for the twenty-six weeks ended September 25, 1999. The audit committee, consisting only of outside members of the Board of Directors, with the assistance of special counsel and an independent public accounting firm, conducted a thorough investigation of these matters and determined that the restatement related primarily to two items. The first item required the reversal of a duplicate booking of a sale and the related receivable in the Company's defense operations. It was determined that a sale and related receivable in the Company's non-core defense operations in the aggregate amount of $4.6 million (before a related tax provision of $1.8 million) had been recorded twice. The second item required the reversal of certain items totaling $772,000 (before a related tax provision of $297,000) incorrectly recorded in income in connection with a loan transaction. The restatement for fiscal 1998, reduced previously reported net sales by $4.2 million to net sales of $166.1 million and previously reported net income by $2.7 million to a net income of $3.3 million. The restatement for fiscal 1999, reduced previously reported net sales by $1.3 million to net sales of $220.0 million and increases previously reported net loss by $797,000 to a loss of $13.7 million.

     The deterioration in the Company's financial condition that became evident in fiscal 1999, arising from a confluence of negative developments, particularly in the non-core businesses, caused it to experience material liquidity constraints. In addition, following the Company's restatement of its earnings and a default with respect to obligations under its credit agreement, KeyBank and Fleet Bank, the "Senior Lenders", notified the trustee for the Company's 10.125% Senior Subordinated Notes (the "Notes") that they were exercising their rights to block a scheduled interest payment due on January 18, 2000.

     On February 18, 2000, the common stock of the Company was delisted from the NASDAQ stock market.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 reached an agreement (the "Restructuring Agreement") that would be effected through a voluntary filing under Chapter 11 of the United States Bankruptcy Code. Pursuant to the Restructuring Agreement, the claims of the holders of the Company's Senior Subordinated Notes ("Noteholders") will be converted in the right to receive 96.8% of the Company's equity after it emerges from Chapter 11. The current shareholders, excluding Robert Zummo, the Company's Chairman and Chief Executive Officer, will receive 3.2% of the Company's post bankruptcy equity and warrants to acquire 12% of such equity.

     In addition to the Restructuring Agreement, the Company also reached an agreement with the Senior Lenders subject to a paydown, to replace their credit agreement with a post-petition subordinated debtor-in-possession ("DIP") financing facility.

     On April 10, 2000 (the "Petition Date"), the Company and certain of its U.S subsidiaries (including Safety Components Fabric Technologies, Inc. and Automotive Safety Components International, Inc., but excluding Valentec International Corporation, LLC, Valentec Systems Inc. and Galion, Inc., collectively, "Safety Filing Group," filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Bankruptcy Petition").

     On April 26, 2000, in conjunction with the filing of the Chapter 11 Bankruptcy Petition, the Safety Filing Group received Bankruptcy Court approval of a $30.6 million senior DIP financing facility that it had executed with Bank of America, N.A. The senior DIP financing is expected to provide adequate funding for all post petition trade and employee obligations, the partial paydown of the pre-petition secured debt, as well as the Company's ongoing operating needs during the restructuring process. Upon closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained the remaining approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility as a replacement of their pre-petition credit facility.

     On May 19, 2000, Safety Filing Group filed its Statement of Financial Affairs and Schedules of Assets and Liabilities and, on May 24, 2000, the Court entered an order setting July 7, 2000 as the general filing deadline for creditors, to file their proof of claims.

     On June 12, 2000, the Safety Filing Group filed with the United States Bankruptcy Court its Joint Plan of Reorganization (the "Plan") pursuant to Rule 3016 (b), and its Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code. A hearing will be held on July 19, 2000 to consider approval of the Disclosure Statement. The Plan and the Disclosure Statement, both of which are subject to revision by the Company prior to the Court hearing date, reflect a time-phased, payout of 100% all pre-petition claims of all creditors. Under the Plan, new shares of common and preferred stock would be authorized and new common stock would be issued. All Noteholder claims in the approximately aggregate amount of $96.4 million will be completely satisfied through the ratably proportionate distribution of common stock.

     On March 31, 1999, the Company entered into an Investment Agreement (the "Brera Investment Agreement") with Brera Capital Partners, LLC, a Delaware limited liability company, and Brera Capital Partners Limited Partnership, a Delaware limited partnership, through a newly-formed Delaware limited liability company, Brera SCI, LLC ("Brera"), which provided for, among other things, a $28.0 million convertible preferred stock investment by

Brera in the Company. On May 4, 1999, the Company and Brera mutually agreed to terminate the Brera Investment Agreement.

Core Operations

Structure of the Airbag Industry

     Airbag systems consist of an airbag module and an electronic control module, which are currently integrated by auto-makers into their respective vehicles. Airbag modules consist of inflators, cushions, housing and trim covers and are assembled by module integrators, most of whom produce most of the components required for a complete module. However, as the industry has evolved, module integrators have increasingly outsourced non-proprietary components such as cushions to those companies specializing in the production of individual components. The Company believes that its module integrator customers will continue to outsource the majority of their cushion requirements as they focus on the development of proprietary technologies such as inflators and sensors. Only one of the module integrators currently weaves its own airbag fabric and the remainder purchase fabric from airbag fabric producers such as the Company.

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

     Another characteristic of the airbag industry is the existence of potential barriers to entry. New entrants that wish to produce and supply airbag cushions or airbag fabric must undergo a rigorous qualification process, which can take as long as two years. The Company believes that in addition to deterring new entrants, the existence of this qualification process represents switching costs for module integrators that are required to assist the new supplier in meeting auto-makers' requirements. Additionally, the Company believes module integrators are, like their auto-maker customers, trying to limit the number of suppliers.

Products

     The Company's automotive products include passenger, driver side, head and thorax protection curtains, side impact and knee airbag cushions manufactured for installation in over 50 car and truck models sold worldwide; airbag fabric for sale to airbag manufacturers; and stamped and machined components used in airbag modules, including passenger airbag retainers that attach the airbag cushion to the module's reaction can, as well as driver side module products and components used in airbag inflators. Sales of airbag related products (inclusive of sales of airbag fabric) for fiscal year 2000 accounted for approximately 74.5% of the Company's consolidated fiscal 2000 net sales. Sales of airbag related products for fiscal years 1999 and 1998 accounted for approximately 70.2% and 67.6% of the Company's consolidated fiscal 1999 and 1998 net sales, respectively.

     The Company also manufactures a wide array of specialty technical fabrics for consumer and industrial uses. These fabrics include: (i) high-end luggage fabrics, including "ballistics" fabric used in Hartman and Tumi brands of luggage; (ii) filtration fabrics used in aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products; (iv) specialty fabrics used in police jackets, protective apparel worn by firefighters, fuel cells, bomb and cargo chutes, oil containment booms, aircraft escape slides, and gas diaphragms; and (v) release liners used in tire manufacturing. Sales are made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts of up to twelve months. Sales of technical related products accounted for approximately 10.8% of the Company's consolidated fiscal 2000 net sales. Sales of technical related products for fiscal years 1999 and 1998 accounted for approximately 10.9% and 10.5% of the Company's consolidated net sales, respectively. The market for the Company's technical related products is highly segmented by product line. Marketing and sales of the Company's technical related products is conducted by the Company's marketing and sales staff based in Greenville, South Carolina. Manufacturing of these products occurs at the South Carolina facility, using the same equipment and manufacturing process that the Company uses to produce airbag fabric which enables the Company to take advantage of demand requirements for the various products with minimal expenditures on production retooling costs. By manufacturing technical products with the same machines that weave airbags fabric, the Company is able to more effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

Customers

     Sales of airbag related products to TRW, Autoliv and Petri accounted for approximately 27%, 19% and 17%, respectively, of the Company's consolidated fiscal 2000 net sales. The loss of any such customer could have a material adverse effect on the Company. See Note 8 to the Company's Notes to Consolidated Financial Statements included elsewhere in this Report for certain disclosure regarding the Company's industry segments.

     The Company sells its airbag cushions to airbag module integrators for inclusion in specified model cars generally pursuant to requirements contracts. Certain of these customers also manufacture airbag cushions to be used in their production of airbag modules.

     The Company's largest airbag cushion customers include TRW, Autoliv and Petri and the Company's largest airbag fabric customers include TRW, Autoliv and Delphi. The Company also sells airbag fabric to Reeves, Bradford, ABC and Mexican Industries. The Company sells its fabric either directly to a module integrator or, in some cases, to a fabricator (such as the Company), which sells a sewn airbag to the module integrator. Because driver-side fabric historically has been coated (to prevent the driver's exposure to high temperatures) before fabrication into airbags, the Company also sells fabric to coating companies, which then resell the coated fabric to either an airbag fabricator or module integrator. Sales are either made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts generally having a duration of up to twelve months.

     The following describes the Company's contractual relationship with its significant customers, the loss of one or more of which could have a material adverse effect on the Company.

     TRW. The Company has a global supply agreement with TRW with respect to the supply of airbag fabric, airbag cushions and airbag metal components. The global supply agreement includes price and cost reduction targets by the Company, as well as sales growth targets to the Company, although TRW is not obligated to purchase such amounts under the global supply agreement. If price or cost reduction targets or sales growth targets are not met, TRW and the Company have agreed to renegotiate pricing or sales volume targets, as applicable.

     Autoliv. The Company supplies airbag cushions and airbag fabric to Autoliv based upon releases from formal purchase orders, which typically cover a period of twelve months and are negotiated prior to commitment with respect to price and quantity. No contractual obligation to enter into annual supply agreements with the Company exists with this customer.

     Petri. The Company's "evergreen" agreement with Petri provides that prior to the commencement of each calendar year, the parties will negotiate price, quantity and other relevant terms of the airbag cushion supply contract for such calendar year. Petri is under no contractual obligation to enter into such annual supply agreements with the Company.

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

     The raw materials for the Company's fabric operations largely consist of synthetic yarns provided by DuPont, AZKO, Breed, Unifi and Hoechst Celanese, among others. The primary yarns include nylon, polyester and Nomex. DuPont is the leading supplier of airbag fabric yarn to both the market and the Company. Approximately 90.0% of the nylon yarn used in the Company's airbag fabric operations is supplied by DuPont pursuant to purchase orders or releases on open purchase orders. The loss of DuPont as a supplier could have a material adverse affect on the Company.

Capacity

     The Company's Mexican and European facilities manufactured and shipped over 14 million airbag cushions to the Company's North American and European customers during fiscal 2000 and the Company believes it has adequate capacity to manufacture its fiscal 2001 budget requirements.

     The Company's South Carolina facility has a current capacity to manufacture approximately 30.0 million yards of fabric per year and manufactured approximately 26.4 million yards of fabric in fiscal year 2000. The Company utilizes rapier weaving machines that are versatile in their ability to produce a broad array of specialty technical fabrics for use in a large number of applications. In addition, the Company's machinery and equipment have the capability to weave all types of yarns and fabrics specified by airbag module integrators as well as a broad variety of technical fabrics. The ability to easily interchange the machines between air restraint fabric and other specialty technical fabrics allows the Company to maximize returns on plant assets.

Sales and Marketing

     The Company markets and sells airbag cushions and airbag fabric through its direct marketing and sales forces based in Mexico, California, South Carolina and Germany. Prior to fiscal year 1998, the Company conducted its airbag cushion sales and marketing through the efforts of its management and through Champion Sales & Service Co. ("Champion"), an outside marketing firm engaged by the Company since May 1992. Champion and Mr. Zummo, the Company's Chairman of the Board, President and Chief Executive Officer, were instrumental in establishing the Company's relationship with TRW. The Company was obligated to pay Champion a commission of 2% on all sales of airbag cushions and airbag related components to TRW in North America. The Company and the shareholders of Champion entered into a definitive agreement, dated as of December 22, 1997, pursuant to which, the Company acquired all of the issued and outstanding capital stock of Champion for an aggregate purchase price of $3.4 million plus certain amounts previously paid to Champion and the shareholders of Champion (the "Champion Transaction"). In connection with the Champion Transaction, the Company also entered into a definitive Put Agreement (the "Put Transaction") with an associate of Champion (the "Associate") who had the right to a portion of any of the above-referenced commissions actually received by Champion. Pursuant to the Put Transaction, the Associate had the option to put to the Company, subject to certain conditions, all of the issued and outstanding capital stock of Duchi & Associates, Inc., an entity affiliated with Champion, for a put price of $740,000. The exercise of such put option was consummated as of January 13, 1999. The Champion Transaction and the Put Transaction include a twenty-year management services agreement between the Company and each of the Champion shareholders and the Associate, respectively. The terms of each such management services agreement prohibits the Champion shareholders, or the Associate, as the case may be, from competing with certain businesses of the Company for a period of five years. Each such management services agreement also provides that the Company has the option, in its sole discretion, to extend the non-competition period for three successive five-year periods, upon payment of a nominal extension fee. See Note 1 to the Company's Notes to Consolidated Financial Statements included elsewhere in this report.

Competition

     The Company competes with several independent suppliers of airbag cushions in the United States and Europe for sales to airbag module integrators. The Company also competes with its airbag module integrator customers, which produce a substantial portion of their own airbag cushions for their own consumption, but do not generally manufacture airbag cushions for the same vehicle models that the Company manufactures. Most airbag module integrators subcontract a portion of their requirements for airbag cushions. The Company believes that its good working relationship with its customers, the Company's high volume and low-cost manufacturing capabilities, consistency and level of quality products, the agreements or relationships with its module integrator customers, the lengthy process necessary to qualify as a supplier to an automobile manufacturer and the costs in the automotive industry associated with changes in established suppliers create certain barriers to entry for potential competitors.

     In 1999, the total North American airbag fabric market totaled over $150.0 million. The Company shares this market with another major competitor, Milliken, and three smaller fabric manufacturers. In addition, Takata, an airbag module integrator, produces fabric for its airbag cushions. Barriers to entry into this market include the substantial capital requirements and lengthy lead-times required for certification of a new participant's fabrics by buyers.

     The automotive airbag cushion, airbag fabric and airbag module markets are highly competitive. Some of the Company's current and potential competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of its price, product quality, reliability, and capability to produce a high volume of many models of passenger side and driver side airbags. In addition, SCFTI has provided the Company with some measure of vertical integration, enhancing its ability to compete in the automotive airbag industry. Increased competition, as well as price reductions of airbag systems, would adversely affect the Company's revenues and profitability.

Technical Center

     The European Operations have recently restructured the Engineering Group. Lead Engineers have been assigned as key customer manager, each engineer is responsible for a given customer. Supporting each of these lead engineers are technical specialist, quality engineers and manufacturing engineers. This arrangement allows the same team to take responsibility for the product from cradle to grave, assuring robust quotes, smooth launches and efficient production.

     Additionally, the Company has formalized development initiatives by creating a Technical Center in Hildesheim, Germany. The center has the ability to conduct static deployment and analysis using high speed video equipment. In October 2000, the Company is scheduled to add pendulum test capability. There also exists a full sample shop with manual and CNC sewing equipment, production-style laser cutter, volume measurement and analysis, textile welding and other non-sewn fastening equipment. The Technical Center also has a complete materials laboratory, managed by an experienced materials engineer. Additionally, the Technical Center utilizes the services and expertise of the laboratory and textile experts in Greenville. There are also satellite engineering functions in Wales, United Kingdom.

Qualification and Quality Control

     The Company successfully completed the process of qualifying as an airbag supplier, with the customer base now including Autoliv, Bradford, Dalphi, Delphi, Petri, TG and TRW. Each of the customers requires the Company to meet specific requirements for design validation. The customer participates in the design and process validations and must be satisfied with the reliability and performance prior to awarding a purchase order. The Company satisfies all standards and requirements relating to product performance, which then qualifies the Company to be a supplier.

     The Company has extensive quality control and quality assurance systems in its facilities including inspection and testing of all products and is QS 9000 and ISO 9002 certified. The Company also performs process capability studies and design of experiments to determine that the manufacturing process's meet or exceed the quality levels required by each customer.

     The Company's overseas facilities also operate under similar quality systems that meet ISO 9000, ISO 9001 and ISO 9002, which are the international standards for quality. As is the case with U.S. customers the automobile manufacturers may conduct their own design and process testing, however, the Company is Technical Center located in Hildesheim, Germany has the ability to conduct similar design and testing.

     The Companies airbag fabric operations also maintain the highest level of quality through each and every process. The fabric operations have been certified as approved suppliers by all of its automotive customers. In addition the fabric operations laboratories have obtained accreditation against ISO Guide 25, ASTM, DIN, JIS and A2LA as well as UL accreditation. The Company was the first airbag fabric manufacture to have its entire business (not just its manufacturing facility) certified under QS 9000.

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

Product Liability

     The Company is engaged in a business which could expose it to possible claims for injury resulting from the failure of products sold by it. In the past, there has been increased public attention to injuries and deaths of children and small adults due to the force of the inflation of airbags. To date, however, the Company has not been named as a defendant in any product liability lawsuit nor threatened with any such lawsuit. The Company maintains product liability insurance coverage which management believes to be adequate. However, a successful claim brought against the Company resulting in a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

Non-Core Operations

     The Company is a supplier and systems integration of military ordnance and other related products as well as of projectiles and other metal components for small to medium caliber training and tactical ammunition. Sales of metal and defense related products accounted for $33.6 million or 14.7% of the Company's consolidated fiscal 2000 net sales and $41.6 million or 18.9%, and $36.4 million or 21.9% of the Company's fiscal 1999 and 1998 net sales, respectively. See Note 8 to the Company's Notes to Consolidated Financial Statements included elsewhere in this Report for certain disclosure regarding the Company's industry segments.

     On June 27, 2000, Valentec Systems, Inc. received from the Department of the Army a Notice of Partial Termination for Production of 120mm Fin Assemblies (the "Partial Termination"). The Company has reserved an amount at March 25, 2000 that management believes is adequate based on the information available and on advisement from legal counsel. The Company is reviewing the process to appeal the Partial Termination, however, there can be no assurances as to the final decision by the Department of the Army.

     As discussed in Note 2 to the consolidated financial statements, management of the Company continually evaluates the recoverability of its long-lived assets. Among other factors considered in such evaluation are the historical and projected operating performance of business operations. Operating results of Valentec deteriorated during fiscal 2000 arising from the loss of business with a major customer. Valentec was unable to offset this loss with increased sales with other customers. Accordingly, management concluded that intangible assets in the amount of $17.7 million were no longer recoverable through future operations and such amount was written-off during fiscal 2000.

Systems Contract

     In September 1994, the Company was awarded a contract by the United States Army (the "Systems Contract"). The Systems Contract backlog was $5.1 million at March 27, 1999, and the Company has eliminated such backlog at March 25, 2000. The mortar cartridges sold by the Company to the United States Army pursuant to the Systems Contract will be utilized in free standing, long-range artillery weapons in support of infantry units. As a systems integrator, the Company does not manufacture the mortar cartridges itself, but is a prime contractor, coordinating the manufacture and assembly of the product components by various subcontractors. As the prime contractor, the Company was responsible for conducting quality control inspections and ensuring that the contract was fulfilled in a timely and efficient manner.

     The deliveries of completed mortar cartridges were initially expected to begin in September 1995, and the Systems Contract was expected to be completed by September 1996. Due to a delay by one of its subcontractors, the Company has experienced delays in the shipment of mortar cartridges against the original shipment schedule. The delay relates to matters between such subcontractor and the United States Army. As a result of these issues, the United States Army had extended the time for delivery under the Systems Contract. The Company resumed shipments in February 1998 and such shipments have been completed during fiscal 2000.

Other

     The Company manufactures metal airbag module components for the automotive airbag industry, projectiles and other metal components primarily for 20 millimeter ammunition and to a lesser extent for 25 and 30 millimeter ammunition used by the United States Armed Forces. This ammunition is fired from guns mounted on aircraft, naval vessels and armored vehicles. The metal components manufactured by the Company are shipped to a loading facility, operated either by the United States Government or a prime defense contractor, which loads the explosives, assembles the rounds and packages the ammunition for use. The Company primarily manufactures components that are used in training rounds, which are similar to tactical rounds but do not contain the same explosive or incendiary devices contained in tactical rounds. Because of the continuous use of training ammunition, the majority of the rounds purchased by the United States Armed Forces are training rounds. In the past the Company has regularly received replenishment orders from the United States Armed Forces for its inventory of training ammunition.

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

Manufacturing and Production

     The Company manufactures metal airbag module components for the automotive airbag industry and other metal components at its Costa Mesa, California operation and projectiles and other metal components for inclusion in small to medium caliber ammunition utilizing primarily multi-spindle screw machines at its manufacturing facility in Galion, Ohio. The manufacturing process includes the impact extrusion of steel bars to form the blank or rough form shape of the metal components, the machining of the inside and outside of the metal components to form their final shape, various heat and phosphate treatments and painting. The Company believes that its manufacturing equipment, machinery and processes are sufficient for its current needs and for its needs in the foreseeable future, with minimal preventive maintenance.

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

Seasonality

     The Company's airbag cushions and airbag fabric business is subject to the seasonal characteristics of the automotive industry in which there are seasonal plant shutdowns in the third and fourth quarters of each calendar year. Although the Systems Contract is not seasonal in nature, there have been and will continue to be variations in revenues from the Systems Contract based upon costs incurred by the Company in fulfilling the Systems Contract in each quarter. The majority of the metal and defense ordnance manufacturing for United States Government and prime defense contractors has historically occurred from January through September and there is generally a lower level of manufacturing and sales during the fourth quarter of the calendar year.

Backlog

     The Company does not reflect an order for airbag cushions or airbag fabric in backlog until it has received a purchase order and a material procurement release which specifies the quantity ordered and specific delivery dates. Generally, these orders are shipped within four to eight weeks of receipt of the purchase order and material release. As a result, the Company does not believe backlog is a reliable measure of future airbag sales.

     As of March 25, 2000, the Company had a defense-related backlog of approximately $11.3 million all of which is expected to be eliminated before the end of fiscal year 2001. As of March 27, 1999, the Company had a defense-related backlog of approximately $10.8 million.

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

Employees

     At March 25, 2000, the Company employed approximately 2,778 employees. The Company's hourly employees in Mexico are entitled to a federally-regulated minimum wage, which is adjusted, at minimum, every two years. The Company's employees at its Mexican facility and certain employees of Valentec Systems are unionized. In addition, Automotive Safety Components International GmbH & Co. KG (formerly known as Phoenix Airbag GmbH & Co. KG "Phoenix Airbag"), the Company's wholly-owned German subsidiary, has a workers' council pursuant to German statutory labor law and a vast majority of the employees of Phoenix Airbag are members of a labor union. The employees at the Company's facilities in the U.K. are also represented by a workers' council. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and the unions currently representing any of its employees to be good.

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

     The Company has identified two areas of underground contamination at the Company's facility in Galion, Ohio. One area involves a localized plating solution spill. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. Such environmental consultants estimate that the Company's voluntary plan of remediation could take three to five years to implement, followed up by annual maintenance. The consultants also estimate that remediation costs will be approximately $250,000, for which the Company had accrued prior to fiscal year 1998 and is included in other long-term liabilities at March 25, 2000 and March 27, 1999. However, depending on the actual extent of impact to the Company or more stringent regulatory criteria, these costs could be higher. Additionally, an underground contamination involving machinery fluids exists at the Valentec facility in Costa Mesa, California and a site remediation plan has been approved by the Regional Water Quality Control Board. The remediation plan currently involves the simultaneous operation of a groundwater and vapor extraction system. Such plan will take approximately five years to implement at an estimated cost of approximately $368,000, for which the Company had accrued as part of accrued liabilities. To date, the Company has spent approximately $325,000 on implementing such plan. In addition, SCFTI has been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

     A Phase II study revealed limited organic groundwater contamination at the Company's converter facility in South Carolina. At the time of the Company's purchase of such facility, $185,000 of the purchase price thereof was placed in escrow to pay for, if necessary, environmental remediation and monitoring at such facility. Based on the results of the groundwater monitoring that already has been conducted, and on the Company's discussions with the South Carolina Department of Health and Environmental Control ("DHEC"), it appears likely that no further work will be required.

     Low levels of VOCs were found at the Company's Automotive facility in South Carolina during groundwater sampling. In February 1999, the facility received a notice letter from DHEC regarding the groundwater contamination. While DHEC acknowledges that there does not appear to be an active source for groundwater impact at the facility, it required the facility to perform sampling of two existing monitoring wells located on the Automotive parcel for VOCs. Low levels of VOCs again were detected. A meeting was held with DHEC to discuss the sampling results. DHEC has requested that the Company (i) confirm that no residential wells exist in the area, (ii) perform additional sampling, and (iii) propose a program in-site remediation of the groundwater, involving injection of nutrients to biodegrade to organic compounds in the groundwater. The Company does not at this time believe that these costs will be material. The Company cannot evaluate the likelihood of further DHEC requirements at this time.

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

Patents

     The Company holds twelve patents and six additional patents are pending. Sixteen of such patents relate to technical improvements for enhancement of product performance with respect to the Company's airbag, fabric and technical related products and two relate to automotive products at Valentec. Provided that all requisite maintenance fees are paid, three of the patents held by the company expire in 2014, two expire in 2016, one expires in 2017, three more expire in 2018, one expires in 2019, and two expire in 2020.

Engineering, Research & Development

     The Company's fabric and airbag cushions operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company specifically designs and engineers its fabrics to meet its customers' applications and needs. While most design requirements are originated by the component manufacturer, the Company is dedicated to improving the quality of existing products, as well as developing new products for all applications. Costs associated with design and development for fabric and airbag cushions were approximately $665,000 during fiscal 2000. In addition, the Company incurred approximately $278,000 during fiscal 2000 in connection with the development of proprietary products for the automotive industry. Valentec has developed a high performance exhaust system, under its Zummo Performance Products business unit, which is intended for sale through retail and wholesale channels, although no formal marketing plans have yet been developed.

Related Parties

     The Company established a reserve in the amount of $0.6 million in the second quarter of fiscal 2000 against its receivable of $1.2 million from Valentec International Ltd. ("VIL"), an affiliated party, as a result of uncertainty as to the affiliate's ability to generate sufficient cash to repay such amount. An agreement was signed in January 2000 between the Company and Robert A. Zummo, the Chief Executive Officer of the Company, whereby Mr. Zummo pledged to the Company his stock in the Company as collateral against such indebtedness. Mr. Zummo is the principal shareholder of VIL. Further, Mr. Zummo agreed to direct VIL to remit to the Company, in satisfaction of a portion of the receivable, $564,000 to be received from a foreign customer. In connection with the restructuring agreement signed in April 2000, discussed below, the pledged collateral has diminished in value, and Mr. Zummo has agreed to reduce future payments to him under his employment agreement to cover such receivable in the event the cash is not received from the foreign customer by July 1, 2001. In addition, the Company has agreed to release VIL from any amounts due in excess of such receivable.

ITEM 2. PROPERTIES

     The Company relocated its corporate headquarters from Fort Lee, New Jersey to Greenville, South Carolina during fiscal 2000. The Company manufactures automotive and industrial products in seven locations, with total plant area of approximately 1,373,000 square feet (including administrative, engineering and research and development areas housed at plant sites). Below is an overview of the Company's manufacturing and office facilities as of June 23, 2000. See Note 5 to the Company's Notes to Consolidated Financial Statements included elsewhere in this Report for more information regarding certain of the Company's obligations that are secured by certain assets of the Company, including its owned facilities.

                                                     Floor Area           Owned/        Lease
                 Location                             (Sq. Ft.)          Leased      Expiration
                 --------                             ---------          ------      ----------
Airbag and Technical Fabrics Related Products
  Ensenada, Mexico (airbag cushions) ..............    97,000(1)          Leased         2003(2)
  Greenville, South Carolina (airbag and
    technical related fabrics; warehouse and ......                       Owned          NA
  corporate offices) ..............................   826,040(1)
  Bavendstedt, Germany (airbag cushions) ..........    70,000(1)          Owned          NA
  Czech Republic (airbag cushions) ................   100,000(3)          Owned          NA
  Gwent, Wales (airbag cushions) ..................    60,000(3)          Leased         2003
  Carlsbad, California (airbag cushions) ..........     2,840(4)          Leased         2004
  Otay Mesa, California (warehouse) ...............    15,700(5)          Leased         2003
  Fort Lee, New Jersey (former corporate office) ..     4,685(4)          Leased         2007

Metal and Defense
  Costa Mesa, California (metal ...................   129,000(3)(6)       Leased         2009
    components and defense products)
  Mount Arlington, New Jersey (defense
    systems) ......................................     3,600(4)          Leased         Sept. 2000
  Galion, Ohio (defense products) .................    97,000(3)          Owned          NA

----------
(1)  Office, manufacturing and research and development space.

(2)  Lease is subject to two one-year renewal options.

(3)  Manufacturing and office space.

(4)  Office space.

(5)  Finished goods distribution center.

(6)  Consists of two facilities.

ITEM 3. LEGAL PROCEEDINGS

     After the Company's announcement of the restatements in November 1999, the Company and several of its present or former officers and directors were named defendants in a class action litigation commenced by shareholders of the Company in the United States District Court for the District of New Jersey. Eight separate lawsuits were filed, alleging violations of the federal securities laws, and all have been consolidated into one action. The parties are currently negotiating a settlement of the litigation, which will require approval by the District Court, as well as the federal bankruptcy court in which the Company's Chapter 11 petition is currently pending. Management does not presently believe that a resolution consistent with present negotiations would have a material effect on the financial statements.

     Valentec, which was acquired by the Company in May 1997, has been the subject of an investigation by the Department of Justice regarding a bid-rigging and kickbacks scheme alleged to have occurred between 1988 and 1992. The Department of Justice Antitrust Division has contended that former subsidiaries or divisions of the former Valentec participated in such misconduct in part through the actions of a former marketing agent and former employees, in order to obtain certain government subcontracts awarded by Martin Marietta Ordnance Systems (the predecessor-in-interest to Lockheed Martin). The Government also contended that Valentec was liable for the acts of its predecessors on a theory of successor corporate criminal liability. The Government contended that the alleged kickbacks were made through the former Valentec Kisco and Valentec Galion operations while those operations were owned and operated by the former Valentec from the late 1980's through 1992, prior to the 1993 leveraged buy-out of Valentec by Robert A. Zummo, the President and Chief Executive Officer of the Company. No officer or director of the Company or its subsidiaries was alleged to have participated in, or known about, such conduct. The Company has no recourse against the entity which owned Valentec during the operative time period due to contractual restrictions in the purchase agreement between Mr. Zummo and such entity. The Company determined that it was in its best interest to settle such matter in order to avoid the costs and distractions associated with contesting the Department of Justice's legal theories on successor liability. Therefore, a plea agreement was negotiated with the Antitrust Division of the Department of Justice (the "Plea Agreement"), pursuant to which Valentec entered a plea, as the successor to the former Valentec Galion division, to a one-count criminal information of participating in a combination and conspiracy to suppress competition in violation of the Sherman Antitrust Act, 15 U.S.C.ss.1, and agreed to pay a $500,000 fine, all of which was paid during fiscal year 1999. The Plea Agreement also includes an agreement by the Government not to further criminally prosecute the Company, its subsidiaries, or any of their respective officers, directors or employees as to the alleged bid-rigging and kickback scheme. The Plea Agreement does not release the Company or Valentec from potential civil claims that might be asserted by the United States Department of Justice Civil Division against Valentec arising out of the Government's investigation of conduct that is alleged to have occurred in the time frame prior to Mr. Zummo's 1993 leveraged buy-out of Valentec. The Company has had discussions with the Civil Division regarding the resolution of such potential civil claims. As of the date hereof no understanding had been reached with the Civil Division as to such potential civil claims. The Company denies that it is liable for any such potential civil claims. In early 1999, Lockheed Martin named Valentec as a defendant in a civil action already pending in the United States District Court for the Western District of Tennessee ("the
Court"). Lockheed Martin asserts that Valentec, as the corporate successor-in-interest to the former Valentec International Corporation, is civilly liable to Lockheed Martin under antitrust, breach of contract and other theories of liability for damages. Lockheed Martin claims that it sustained such civil damages in part as a consequence of the bid-rigging and kickback scheme said to have occurred in connection with subcontracts awarded to the former Valentec Galion by Lockheed Martin's predecessor-in-interest, Martin Marietta Ordnance Systems, Inc. between 1988 and 1992. Lockheed Martin also seeks a declaratory judgment that Valentec and the other named defendants shall be held liable and shall indemnify Lockheed Martin to the extent that the United States Government makes and establishes civil claims against Lockheed Martin arising out of such purported antitrust and bid-rigging scheme. Such civil claims have been established at $270,000. Valentec denies that Valentec has any such liability to Lockheed Martin and, accordingly, has moved to dismiss all such claims. On February 29, 2000, the Court dismissed and otherwise entered judgement in Valentec's favor in all causes of action of the Lockheed Martin case. However, Lockheed Martin's claim for indemnification for civil claims of the U.S. Government was not dismissed. Accordingly, Lockheed Martin has filed an amended complaint against Valentec and the other defendants for $340,000, representing $270,000 paid by Lockheed Martin to the U.S. Government and $70,000 in legal fees. A settlement offer has been proffered by Lockheed Martin at an amount for which the Company is adequately reserved.

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

     At the Annual Meeting, the Company's stockholders also voted in favor of the approval of an amendment to the Company's 1994 Stock Option Plan (the "1994 Plan") to i) increase the number of shares of the Company's common stock issuable under the 1994 Plan to officers, key employees and consultants from 935,000 shares in the aggregate to 1,375,000 shares in aggregate and ii) increase the number of shares issuable to non-employee directors under the 1994 Plan from 75,000 shares in the aggregate to 125,000 shares in the aggregate. The vote of approval for such amendment was 1,340,671 FOR, 520,378 AGAINST, and 9,135 ABSTAINING

                                     PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     The Common Stock was listed on the Nasdaq  National  Market (Nasdaq symbol:
ABAGE) until February 18, 2000, at which time the common stock was delisted from the Nasdaq Stock Market). The following table sets forth the range of high and low bid information for reported sale prices of the Common Stock for each full quarterly period within the two most recent fiscal years.

                                                    High             Low
                                                    ----             ---
Year Ended March 25, 2000
     First Quarter                                 $ 8.94           $ 4.50
     Second Quarter                                $ 6.25           $ 2.69
     Third Quarter                                 $ 3.94           $ 1.00
     Fourth Quarter                                $ 1.88           $ 0.50

Year Ended March 27, 1999
     First Quarter                                 $19.00           $13.63
     Second Quarter                                $18.25           $ 9.38
     Third Quarter                                 $17.25           $10.00
     Fourth Quarter                                $15.88           $ 5.50


     As of July 7, 2000 there were approximately 131 holders of record of the Common Stock.

     The Company has, to date, not paid any cash dividends to its stockholders and presently intends to continue its policy of retaining its earnings to support the growth and development of its business. The Company's existing credit agreement restricts the Company's ability to pay dividends.

Item 6. Selected Financial Data

     The selected financial data as of and for the fiscal years ended March 25, 2000, March 27, 1999, March 28, 1998, and March 31, 1997 and 1996 are derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company as of and for the years ended March 25, 2000, March 27, 1999 and March 28, 1998 have been audited by Arthur Andersen LLP, independent accountants. The consolidated financial statements of the Company for the fiscal years ended March 31, 1997 and 1996 have been audited by PricewaterhouseCoopers LLP, independent accountants.

     Management discovered certain matters relating to the Company's financial statements for fiscal 1999 and fiscal 1998 which required further investigation and restatement of the financial statements for those periods, as well as the financial statements for the twenty-six weeks ended September 25, 1999. The audit committee consisting only of outside members of the Board of Directors, with the assistance of special counsel and an independent public accounting firm, conducted a thorough investigation of these matters and determined that the restatement related primarily to two items. The first item required the reversal of a duplicate booking of a sale and the related receivable in the Company's defense operations and the second item required the reversal of certain items incorrectly recorded in income in connection with a loan transaction. The restatement for the fiscal year ended March 28, 1998 reduces previously reported net sales by $4.2 million to net sales of $166.1 million and previously reported net income by $2.7 million to a net income of $3.3 million. The restatement for the fiscal year ended March 27, 1999 reduces previously reported net sales by $1.3 million to net sales of $220.0 million and increases previously reported net loss by $797,000 to a loss of $13.7 million. The cumulative effect on retained earnings was $2.7 million and $3.5 million as of March 28, 1998 and March 27, 1999, respectively.

     During fiscal 2000, the Company incurred approximately $4.0 million of costs associated with the investigation and restatement of the Company's financial statements for fiscal 1998 and 1999, and the restructuring of the Company's balance sheet.

     During the third quarter of fiscal 2000 the Company recognized a goodwill impairment charge of $17.7 million, related to the Valentec acquisition. The operating results of Valentec deteriorated during the year arising from the loss of business with a major customer. Valentec was unable to offset this loss with increased sales with other customers. Management concluded that the intangible assets were no longer recoverable through operations and such amount was written off in the financial statements during the third quarter of fiscal 2000.

     During fiscal 1999, after exploring a variety of strategic alternatives, the Company entered into the Brera Investment Agreement. The Company and Brera subsequently reached a mutual agreement to terminate such agreement. The Company incurred approximately $2.5 million of fees and expenses during fiscal 1999 related to the Brera Investment Agreement and its termination. This charge included a reimbursement to Brera for fees and expenses incurred by it.

     During fiscal 1999 and fiscal 1998, the Company incurred approximately $2.4 million ($1.2 million, net of tax benefit of $1.2 million) and $1.8 million ($1.2 million net of tax benefit of $600,000) of costs associated with the reorganization and relocation of its foreign operations, respectively. These costs were investments toward consolidating production within the Company's foreign operations to its low-cost facilities located within the foreign market.

     During fiscal 1997, the Company changed its accounting for product launch costs from the deferral method to the expense as incurred method. The Company recorded the cumulative effect of this change in accounting principle in the amount of $1.3 million, net of income taxes, or $0.25 per share. During fiscal year 1997, $1.8 million ($1.1 million net of tax benefit of $704,000) of product launch costs were expensed. In addition, in connection with a new loan agreement with Bank of America National Trust and Savings Association, which replaced the revolving credit with Citicorp US, Inc., the Company recorded an extraordinary loss of $383,000, net of income taxes, or $0.08 per share, relating to the write-off of deferred financing costs incurred for the previous credit facility.

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto, included elsewhere in this Report.


INCOME STATEMENT DATA (in thousands, except per share data and footnotes)

                                                                            Restated        Restated
                                                           Year Ended      Year Ended      Year Ended           Years Ended
                                                            March 25        March 27,       March 28,             March 31,
                                                          -------------------------------------------------------------------------
                                                             2000(1)         1999(1)         1998(1)        1997(1)         1996(1)
                                                          -------------------------------------------------------------------------
Net sales                                                  $ 228,266       $ 219,981       $ 166,074      $  83,958       $  94,942
Cost of goods sold                                           200,185         196,760         138,767         67,934          81,908
                                                           ---------       ---------       ---------      ---------       ---------
Gross profit                                                  28,081          23,221          27,307         16,024          13,034
Selling, general and administrative
     Expenses                                                 16,353          16,030          10,796          7,072           5,430
Research and development expenses                                943           1,090             357             --              --
Terminated investment agreement costs                             --           2,500              --             --              --
Amortization                                                   2,078           2,362           1,742            348              --
Relocation and reorganization costs                               --           3,238           1,789             --              --
Goodwill impairment charge                                    17,676              --              --             --              --
Restructuring and restatement                                  3,969              --              --             --              --
                                                           ---------       ---------       ---------      ---------       ---------
Operating (loss) income                                      (12,938)         (1,999)         12,623          8,604           7,604
Other expense (income)                                         1,937           2,197            (397)           208            (807)
Interest expense                                              14,116          12,788           7,747          1,555             381
                                                           ---------       ---------       ---------      ---------       ---------
Income (loss) before income taxes                            (28,991)        (16,984)          5,273          6,841           8,030
Income tax (benefit) provision                                 6,154          (3,321)          1,927          2,995           3,116
                                                           ---------       ---------       ---------      ---------       ---------
(Loss) income before extraordinary
  item and cumulative effect of
     accounting change                                       (35,145)        (13,663)          3,346          3,846           4,914
Extraordinary item-deferred
  financing costs (less tax benefit of $225)                      --              --              --           (383)             --
Cumulative effect of change in accounting
  for deferred product launch costs (less
     tax benefit of $718)                                         --              --              --         (1,259)             --
                                                           ---------       ---------       ---------      ---------       ---------
Net (loss) income                                          $ (35,145)      $ (13,663)      $   3,346      $   2,204       $   4,914
                                                           =========       =========       =========      =========       =========

PER SHARE DATA(2)

                                                                              Restated     Restated
                                                               Year Ended    Year Ended   Year Ended             Years Ended
                                                                March 25,     March 27,    March 28,               March 31,
                                                                 2000(1)       1999(1)      1998(1)          1997(1)        1996(1)
                                                               --------------------------------------------------------------------
Basic per share data:
Income (loss) before extraordinary item and
  Cumulative effect of accounting change                       $   (6.84)    $   (2.67)    $    0.67       $    0.77       $    0.99
Extraordinary item                                                                  --            --           (0.08)             --
Cumulative effect of change in accounting
  for deferred product launch costs                                   --            --            --           (0.25)             --
                                                               ---------     ---------     ---------       ---------       ---------
Net income (loss) per share, basic                             $   (6.84)    $   (2.67)    $    0.67       $    0.44       $    0.99
                                                               =========     =========     =========       =========       =========

Diluted per share data:
Income (loss) before extraordinary item and
  Cumulative effect of accounting change                       $   (6.84)    $   (2.67)    $    0.65       $    0.76       $    0.97
Extraordinary item                                                                  --            --           (0.08)             --
Cumulative effect of change in accounting
  for deferred product launch costs                                   --            --            --           (0.25)             --
                                                               ---------     ---------     ---------       ---------       ---------
Net income (loss) per share, assuming                          $   (6.84)    $   (2.67)    $    0.65       $    0.43       $    0.97
                                                               =========     =========     =========       =========       =========
dilution


Income before extraordinary item and
  Cumulative effect of accounting change                                            --            --       $   3,846              --
                                                                                                           =========
Earnings per common share                                                           --            --       $    0.77              --
                                                                                                           =========

Net (loss) income                                              $ (35,145)    $ (13,663)    $   3,346       $   2,204       $   4,914
                                                               =========     =========     =========       =========       =========
Net (loss) income per share, basic                             $   (6.84)    $   (2.67)    $    0.67       $    0.44       $    0.99
                                                               =========     =========     =========       =========       =========
Net (loss) income per share, assuming                          $   (6.84)    $   (2.67)    $    0.65       $    0.43       $    0.97
                                                               =========     =========     =========       =========       =========
dilution

Weighted average common shares
  Outstanding, basic                                               5,136         5,112         5,027           5,027           4,981
                                                               =========     =========     =========       =========       =========
Weighted average common shares
  Outstanding, assuming dilution                                   5,136         5,112         5,147           5,050           5,083
                                                               =========     =========     =========       =========       =========

BALANCE SHEET DATA
(in thousands)

                                                                            Restated       Restated
                                                           March 25,        March 27,       March 28,            March 31,
                                                             2000             1999            1998           1997           1996
                                                          ---------        ---------       ---------       ---------       ---------
Senior subordinated debt                                  $  90,000        $  90,000       $  90,000       $      --       $      --
Working capital                                            (100,150)          35,274          25,304          11,755          25,050
Total assets                                                175,560          217,970         194,633          73,407          49,831
Long-term debt, net of current portion                       15,736           53,700          24,739          21,296           3,087
Stockholders' (deficit) equity                              (14,440)          22,456          36,532          35,274          35,344


----------
Notes to Selected Financial Data:

(1) The Company did not declare dividends during fiscal years 2000, 1999, 1998, 1997 or 1996.

(2) The weighted average number of common shares outstanding as of March 31, 1996, includes the weighted average of the pro forma number of shares assumed issued prior to the Company's initial public offering in May 1994 to retire inter-company and other indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is a leading low-cost independent supplier of automotive airbag fabric and cushions, with operations in North America and Europe. Due to the Company's historical and anticipated growth, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto, appearing herein.

     Management discovered certain matters relating to the Company's financial statements for fiscal 1999 and fiscal 1998 which required further investigation and restatement of the financial statements for those periods, as well as the financial statements for the twenty-six weeks ended September 25, 1999. The audit committee consisting only of outside members of the Board of Directors, with the assistance of special counsel and an independent public accounting firm, conducted a thorough investigation of these matters and determined that the restatement related primarily to two items. The first item required the reversal of a duplicate booking of a sale and the related receivable in the Company's defense operations and the second item required the reversal of certain items incorrectly recorded in income in connection with a loan transaction. The restatement for the fiscal year ended March 28, 1998 reduces previously reported net sales by $4.2 million to net sales of $166.1 million and previously reported net income by $2.7 million to a net income of $3.3 million. The restatement for the fiscal year ended March 27, 1999 reduces previously reported net sales by $1.3 million to net sales of $220.0 million and increases previously reported net loss by $797,000 to a loss of $13.7 million. The cumulative effect on retained earnings was $2.7 million and $3.5 million as of March 28, 1998 and March 27, 1999, respectively.

     During the third quarter of fiscal 2000 the Company recognized a goodwill impairment charge of $17.7 million, related to the Valentec acquisition. The operating results of Valentec deteriorated during the year arising from the loss of business with a major customer. Valentec was unable to offset this loss with increased sales with other customers. Management concluded that the intangible assets were no longer recoverable through operations and such amount was written off in the financial statements during the third quarter of fiscal 2000.

     During fiscal 2000, the Company incurred approximately $4.0 million of costs associated with the investigation and restatement of the Company's financial statements for fiscal 1998 and 1999, and the restructuring of the Company's balance sheet. Such costs were necessary for the financial stability of the Company for the future.

     During the third quarter of fiscal 1999 the Company reevaluated its strategic decision to exit the manufacturing of airbags in Hildesheim, Germany. The original plan developed in December 1996 called for the closure and move of the entire manufacturing operation to the Company's Czech Republic and United Kingdom production facilities. During fiscal 1999, the Company incurred approximately $2.4 million ($1.2 million net of tax benefit of $1.2 million, or $0.23 per share) of costs associated with the relocation of substantially all of its labor-intensive passenger airbags operations to its lower labor cost Czech Republic facility. During fiscal 1998, the Company incurred approximately $1.8 million ($1.2 million net of tax benefit of $600,000, or $0.23 per share) of costs, which were charged to operations, associated with the reorganization and relocation of its foreign operations. These costs were investments toward consolidating labor-intensive production within the Company's foreign operations to its lower cost facilities located within the foreign market. While the Company accomplished the move of substantially all of its labor-intensive passenger airbag operations, the Company decided not to move the remaining automated airbag operations, primarily driver and side impact bags. The decision to continue manufacturing in Germany was based on the existing and anticipated program delivery commitments. The Company purchased a new facility in Bavendstedt, Germany near the existing facility and completed its move into the new facility during the second quarter of fiscal year 2000. The new German facility has allowed the Company to conduct its operations in Germany in a more efficient and cost effective manner.

Results of Operations

     The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                                         Years Ended
                                                ------------------------------
                                                           Restated    Restated
                                                March 25,  March 27,   March 28,
                                                  2000       1999        1998
                                                ---------  ---------   ---------
Net sales                                        100.0%     100.0%     100.0%
Cost of goods sold                                87.7       89.4       83.6
Gross profit                                      12.3       10.6       16.4
Selling, general and administrative expense        7.2        7.3        6.5
Income (loss) from operations                     (5.7)      (0.9)       7.6
Interest expense, net                              6.2        5.8        4.7
Net income (loss)                                (15.4)      (6.2)       2.0

Year Ended March 25, 2000, Compared to Year Ended March 27, 1999, as restated

     Net Sales. Net sales increased by $8.3 million or 3.8% to $228.3 million in fiscal 2000 compared to fiscal 1999. The increase was primarily attributable to increased sales volume from new awards from existing customers in the U.S. and European core operations, offset by lower sales in the non-core operations. North American core operations showed increased sales of 11.3% for air bag cushions and related fabric products over the prior fiscal year. European core operations had increased sales of 6.1% over the prior fiscal year, despite such sales having been adversely impacted (approximately 4.7%) by foreign currency translation rates. With respect to fabric sales, technical fabrics increased $.7 million or 2.9% over the prior fiscal year, while airbag fabric sales decreased by $1.5 million or 3.2% although the decrease in external sales volume was accompanied by a much greater increase in internal sales volume to the Company's Enseneda, Mexico airbag plant in support of their higher demand for airbag cushions. The non-core operations had a decrease in sales of $8.0 million or 19.3% below the prior fiscal year; such decreases were attributable primarily to lower volume at all of the non-core operations, including specifically lower sales for the M16 links and 120 MM mortar system which were significantly below the prior year due to the phase out of those contracts.

     Gross Profit. Gross profit increased by $4.9 million or 21.1% to $28.1 million compared to the prior fiscal year. Approximately $6.9 million of the increase was attributable to margin gains in the core operations arising from efficiency improvements and related successes in the Lean Manufacturing program which the Company began implementing since the beginning of fiscal 2000 and favorable product mix. Non-core operations adversely impacted overall gross profit by $2.0 million due to decreased sales volumes. Gross profit as a percentage of sales increased to approximately 12.3% from 10.6% for the prior fiscal year. The increase as a percentage of sales was due to the items discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses of $16.4 million increased by $0.3 million or 2.0% compared to the prior fiscal year. The prior fiscal year included the writeoff of $1.5 million of receivables associated with a contract dispute with a significant customer of Valentec. Selling, general and administrative expenses as a percentage of sales decreased to 7.2% in the current fiscal year from 7.3% for the prior fiscal year due to the above-referenced items.

     Research and Development Expenses. Research and development expenses decreased by $0.2 million or 13.5% to $0.9 million compared to the prior fiscal year. The majority of the research and development costs were incurred at SCFTI in its technical fabrics division, in Europe for airbag related products and at Valentec in connection with the development of proprietary products for the automotive industry.

     Terminated Investment Agreement Costs. The Company expensed approximately $2.5 million of fees and expenses during the fourth quarter of fiscal 1999 related to the Brera Investment Agreement and its termination.

     Reorganization and Relocation Costs. Within the European operations, the Company incurred approximately $2.4 million of costs associated with the move of labor intensive passenger airbag lines from the Company's German facility to its lower labor cost Czech Republic facility. These costs included, but were not limited to, contract laborers, duplicate personnel, increased scrap costs and freight costs. The Company also expensed approximately $0.3 million associated with the closure of the China facility, as part of an effort to consolidate manufacturing operations within Europe and maximize the capacity of the European operations. During the fiscal 1998 the Company incurred approximately $1.8 million of costs associated with the reorganization and relocation of its foreign operations. The Company also expensed approximately $0.5 million during the fourth quarter of fiscal 1999 related to the anticipated relocation of its corporate office into its South Carolina facility.

     Goodwill Impairment Charge. The Company recognized a goodwill impairment charge of $17.7 million with no associated tax benefit, related to the 1997 acquisition of Valentec. Operating results of Valentec deteriorated during fiscal 2000 arising from the loss of business with a major customer. The subsidiary was unable to offset this loss with increased sales with other customers. Accordingly, management concluded that intangible assets in the amount of

$17.7 million was no longer recoverable through future operations and such amount was written-off in the Company's financial statements for the quarter ended December 25, 1999.

     Restatement and Restructuring Costs. The Company incurred approximately $4.0 million of legal, professional and re-financing related costs associated with the investigation and restatement of its financial statements for fiscal years 1998 and 1999, and its restructuring efforts leading up to its filing under Chapter 11 on April 10, 2000.

     Operating Income/Loss. Operating loss increased by $11.0 million to $13.0 million or 550.0% compared to the prior fiscal year. The decrease was primarily attributable to the items discussed above.

     Other Expense. Other expense in fiscal 2000 consisted primarily of a write-off of obsolete fixed assets of approximately $0.7 million and crystalized and uncrystalized exchange losses of $0.8 million. Other expenses in fiscal 1999 consisted primarily of a write-off of investments of approximately $0.5 million during the third quarter of fiscal 1999, a write-down of fixed assets held for sale of approximately $0.7 million during the third quarter of fiscal 1999, and a write-down of fixed assets held for sale or approximately $0.8 million during the fourth quarter of fiscal 1999. The investment, made in early fiscal 1997 in an unaffiliated company, related to a specific type of airbag fabric, which the Company no longer believes will yield any future benefits. The write-down of an asset held for sale, purchased in fiscal 1998, related to a specific line of business at Valentec for which sales did not materialize resulting in a determination by the Company to sell the related assets. The write-down during the fourth quarter related to the disposal of China assets of approximately $0.2 million and revaluation of fixed assets held for sale at Valentec of approximately $0.6 million.

     Interest Expense. Interest expense increased $1.3 million to $14.1 as compared to the prior year. The increase is primarily due to higher revolving credit balances during the year and the mortgage for the new German facility.

     Income Taxes. Income taxes for fiscal 2000 reflect adjustments for deferred tax valuation allowances established against deferred tax assets and the non-deductibility of the Valentec goodwill impairment charge discussed above.

     Net Loss. Net loss of $35.1 million in fiscal 2000 compared to the loss of $13.7 million for fiscal 1999. This decrease resulted from the items discussed above.

Year Ended March 27, 1999, as restated, Compared to Year Ended March 28, 1998, as restated

     Net Sales. Net sales increased by $53.9 million or 32.5% to $220.0 million in fiscal 1999 compared to fiscal 1998. The increase was primarily attributable to the inclusion of the operations of SCFTI for the entire fiscal 1999, increased sales volume in Europe, and increased sales in the defense operations, offset by lower sales at Valentec. SCFTI was acquired on July 24, 1997 and included in the Company's entire fiscal year 1999, whereas SCFTI was included for approximately eight months during fiscal 1998. This resulted in an increase in sales of approximately $22.3 in fiscal 1999 compared to fiscal 1998. Valentec was acquired effective as of May 22, 1997 and included in the Company's entire fiscal 1999, whereas Valentec was included for approximately ten months during fiscal 1998. Sales at Valentec decreased approximately $3.8 million for the entire fiscal 1999 as compared to the ten months of fiscal 1998. The decrease in sales at Valentec was primarily the result of contract disputes and subsequent loss of such contracts, offset by the inclusion of Valentec for the additional two months. European automotive operations sales increased approximately $27.0 million in fiscal 1999 due to increased volumes. The European operations grew 59% during fiscal 1999 as compared to fiscal 1998 due to significant airbag cushion awards from existing customers. Defense sales increased approximately $12.9 million in fiscal 1999 compared to fiscal 1998, primarily due to the resumption in delivery under the Company's 120 millimeter mortar systems contract with the U.S. Army. The increase in airbag sales was offset in part by the effects of the General Motors strike during fiscal 1999 and price decreases to the Company's customers. Sales of airbag fabric, cushions and metal components to suppliers of General Motors were significantly reduced during fiscal 1999. The total impact on sales of the GM strike during fiscal 1999 was approximately $4.5 million.

     Gross Profit. Gross profit decreased by $4.1 million or 15% to $23.2 million in fiscal 1999 compared to fiscal 1998. Approximately $2.0 million of the decrease was attributable to the European operations, and approximately $3.0 million to the decrease in sales at Valentec. The decrease was partially offset by the inclusion of the operations of

SCFTI for the entire fiscal 1999. The European operating margins suffered during fiscal 1999 due to the initial ramp up phase of new programs, compounded by one of the Company's European customers experiencing internal production problems. The production problem our customer experienced caused it to temporarily curtail orders, while the Company maintained its facilities to enable it to produce at historical production rates. Valentec's gross profit decreased primarily as a result of lost margin on lost sales during fiscal 1999 due to certain contract disputes and the loss of such contracts. The Company has implemented a substantial cost reduction program to return Valentec to higher gross profit margins. SCFTI contributed additional gross profit of approximately $2.4 million in fiscal 1999 as compared to fiscal 1998. Additionally, the impact of the General Motors strike on gross profit of the Company was approximately $1.3 million during fiscal 1999. The strike resulted in the loss of gross margin from lost sales during the period, and the costs of additional personnel who had been hired for the ramp up of certain programs that were delayed. These newly trained employees were not laid off because the Company anticipated a timely ending to the strike.

     Gross profit as a percentage of sales decreased to approximately 10.6% for fiscal 1999 from 16.4% for fiscal 1998. The decrease as a percentage of sales was due to the items discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.2 million or 48.5% to $16.0 million in fiscal 1999 compared to fiscal 1998. Increased selling, general and administrative expenses resulted primarily from the inclusion of SCFTI and Valentec for the entire period during fiscal 1999. The Company also wrote off $1.5 million of receivables associated with a contract dispute with a significant customer of Valentec. Selling, general and administrative expenses as a percentage of sales increased to 7.3% in fiscal 1999 from 6.5% for fiscal 1998 due to the above-referenced items.

     Research and Development Expenses. Research and development expenses increased by $0.7 million or 205.3% to $1.1 million in fiscal 1999 compared to fiscal 1998. Research and development costs at Valentec during fiscal 1999 of approximately $0.6 million were incurred in connection with the development of proprietary products for the automotive industry. Valentec has developed a high performance exhaust system, under its Zummo Performance Products business line anticipated to be sold through retail and wholesale channels. The Company believes the margins for these products will be in excess of existing historical margins at Valentec, although sales for fiscal 2000 are not expected to be material. The remaining research and development costs were incurred at SCFTI in its technical fabrics division.

     Terminated Investment Agreement Costs. The Company expensed approximately $2.5 million of fees and expenses during the fourth quarter of fiscal 1999 related to the Brera Investment Agreement and its termination.

     Reorganization and Relocation Costs. Within the European operations, the Company incurred approximately $2.4 million of costs associated with the move of labor intensive passenger airbag lines from the Company's German facility to its lower labor cost Czech Republic facility. These costs included, but were not limited to, contract laborers, duplicate personnel, increased scrap costs and freight costs. The Company also expensed approximately $0.3 million associated with the closure of the China facility, as part of an effort to consolidate manufacturing operations within Europe and maximize the capacity of the European operations. During the fiscal 1998 the Company incurred approximately $1.8 million of costs associated with the reorganization and relocation of its foreign operations. The Company also expensed approximately $0.5 million during the fourth quarter of fiscal 1999 related to the anticipated relocation of its corporate office into its South Carolina facility.

     Operating Income/Loss. Operating income decreased by $14.6 million or 115.8% to a loss of $2.0 million in fiscal 1999 compared to fiscal 1998. The decrease was primarily attributable to the items discussed above.

     Other Expense. Other expenses in fiscal 1999 consisted primarily of a write-off of investments of approximately $0.5 million during the third quarter of fiscal 1999, a write-down of fixed assets held for sale of approximately $0.7 million during the third quarter of fiscal 1999, and a write-down of fixed assets held for sale of approximately $0.8 million during the fourth quarter of fiscal 1999. The investment, made in early fiscal 1997 in an unaffiliated company, related to a specific type of airbag fabric, which the Company no longer believed will yield any future benefits. The write-down of an asset held for sale, purchased in fiscal 1998, related to a specific line of business at Valentec for which sales did not materialize resulting in a determination by the Company to sell the related assets. The write-down during the fourth quarter related to the disposal of China assets of approximately $0.2 million and revaluation of fixed assets held for sale at Valentec of approximately $0.6 million.

     Interest Expense. Interest expense increased $5.0 million to $12.8 million in fiscal 1999 compared to fiscal 1998. This increase was primarily attributable to the issuance of the Company's 10 1/8% Senior Subordinated Notes, the proceeds of which were used primarily for the acquisition of SCFTI, outstanding for an additional four months during fiscal 1999. Debt also increased under the Company's revolving credit facility to fund operations and the Master Equipment Lease Agreement, dated as of July 10, 1998, between KeyCorp, a division of KeyCorporate Capital Inc. and the Company.

     Income Taxes. The effective income tax rate on pre-tax loss was 19.6% for fiscal 1999 compared to an effective income tax rate of 36.5% on pre-tax income for fiscal 1998. The tax benefit rate was lower during fiscal 1999 due to a valuation reserve established against deferred tax assets of $1.7 million related to Valentec net operating losses incurred prior to the Company's acquisition of Valentec. Additionally, the Company had income at higher foreign tax rates, while losses were at lower domestic rates. Lastly, the tax rate was impacted by the non-deductible goodwill amortization at Valentec.

     Net (Loss) Income Net income decreased to a loss of $13.7 million in fiscal 1999 compared to income of $3.3 million for fiscal 1998. This decrease resulted from the items discussed above.

Liquidity and Capital Resources

     The Company's equipment and working capital requirements will continue to increase as a result of the anticipated growth of the Automotive and Fabrics operations. This growth is expected to be funded through a combination of cash flows from operations, equipment financing, and through the use of amended lines of credit with the Company's Senior Lenders, as discussed in the following paragraphs.

     On April 26, 2000, in conjunction with the filing of the Chapter 11 Bankruptcy Petition, the Safety Filing Group received Bankruptcy Court approval of a $30.6 million senior DIP financing facility that it had executed with Bank of America, N.A. The senior DIP financing is expected to provide adequate funding for all post petition trade and employee obligations, the partial paydown of the pre-petition secured debt, as well as the Company's ongoing operating needs during the restructuring process. Upon closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained the remaining approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility as a replacement of their pre-petition credit facility.

     The Company is in the process of negotiating with potential exit financing lenders to review its options of funding of Post Bankruptcy needs, although no commitment has been received so far.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 reached an agreement (the "Restructuring Agreement") that would be effected through a voluntary filing under Chapter 11 of the United States Bankruptcy Code. Pursuant to the Restructuring Agreement, the claims of the holders of the Company's senior subordinated notes ("Noteholders") will be converted in the right to receive 96.8% of the Company's equity after it emerges from Chapter 11. The current shareholders, excluding Robert Zummo, the Company's Chairman and Chief Executive Officer, will receive 3.2% of the Company's post bankruptcy equity and warrants to acquire 12% of such equity.

Credit Agreement

     The Company, ASCI GmbH and Automotive Safety Components International Limited, a wholly-owned subsidiary of the Company organized under the laws of the United Kingdom, entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended to date (the "Credit Agreement"). The Credit Agreement consists of a $40.0 million revolving credit facility for a five year term ($37.9 million outstanding as of March 25, 2000), bearing interest at LIBOR (6.13% as of March 25, 2000) plus 3.0% with a commitment fee of 1.0% per annum for any unused portion. The initial proceeds from KeyBank were used to repay the Bank of America NT&SA term loan and revolving credit facility. KeyBank was subsequently repaid with the proceeds from the Offering. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and are being charged to operations over the expected term of the Credit Agreement not to exceed 5 years. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

     On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank each provide fifty percent of the financing available under the Credit Agreement and KeyBank remains as acting agent.

     On June 24, 1999, the Company entered into Amendment No. 6 to the Credit Agreement, which among other covenants requires the Company to earn $30.0 million of EBITDA (as such term is defined in the Credit Agreement) in fiscal year 2000. Such covenant is tested monthly based upon cumulative targets for the year. Covenants for Fixed Charge Coverage, Interest Coverage and Minimum Net Income are also based on the $30.0 million EBITDA target. In addition, the interest rate was increased to LIBOR plus 3.0% and the commitment fee was increased to 1.0%. The Company issued to the Lenders ten-year warrants to acquire 20,000 shares of the Company's common stock at current market value per share. Additionally, the Company will be subject, as of June 24, 2000, to a Senior Funded Debt to EBITDA ratio covenant of 1.5 to 1.0 and a Minimum Consolidated Net Worth covenant. In addition, under Amendment No. 6 to the Credit Agreement the Lenders waived certain financial covenants for periods through the date of such amendment. As of March 25, 2000 there was no availability under the Credit Agreement and the Company was in default of certain financial covenants. Consequently, obligations outstanding under the Credit Agreement are classified as current liabilities as of March 25, 2000 in the consolidated balance sheet. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company.

Senior Subordinated Notes

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for the Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company has accrued as of March 25, 2000, as part of accrued liabilities, approximately $6.5 million of interest. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and are being charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors (Note 14).

     On January 18, 2000, the Company did not make a scheduled interest payment on its 10.1/8% Senior Subordinated Notes (the "Notes"). The senior lenders of the Company had previously notified the trustee for the Company's Notes that they were exercising their rights to block such interest payment.

Other

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at a fixed rate of 7.09% via an interest swap agreement, and requires monthly payments of $150,469, secured by certain equipment located at SCFTI. The rate swap is considered immaterial to the Company's financial position at March 25, 2000.

     On April 1, 1999, the Company secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Bavendstedt, Germany. The note is secured by the real estate in Germany acquired through the mortgage and is further secured by a guarantee issued by the Company. In July 1999 the Company refinanced the note and reduced the outstanding indebtedness to $2.1 million. The new German facility has allowed the Company to conduct its operations in Germany in a more efficient and cost effective manner.

     During fiscal year 2000, net cash provided by operations was $11.2 million. Such cash provided was primarily by the reduction of accounts receivable and inventories from the prior year. Additionally, the Company incurred non-cash charges of approximately $17.7 million, which related to the goodwill impairment charge during the third quarter of fiscal year 2000 at Valentec and $8.8 million of depreciation. Cash used by investing activities was $9.8 million, of which $7.7 million was used for the acquisition of additional equipment to expand the Company's production capacity worldwide. The Company also paid the final consideration in connection with the acquisition of ASCI GmbH, which consisted of a $2.0 million earn-out accrued at the end of fiscal year 1999. Net cash used in financing activities in fiscal year 2000 was

$1.5 million, which was primarily from the Company's repayments on various debt instruments. These repayments were offset by borrowings of $700,000 on the Credit Agreement and a $2.9 million mortgage on the German facility. The above activities, in conjunction with the effect of foreign exchange rates resulted in a net decrease in cash of $343,000 in fiscal year 2000.

New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," effective, as amended, for years beginning after June 15, 2000. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To the extent that amounts borrowed under the Credit Agreement are outstanding, the Company has market risk relating to such amounts because the interest rates under the Credit Agreement are variable.

     The Company's operations in Germany, the UK and the Czech Republic expose the Company to currency exchange rates risks. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a sustained decline of these currencies versus the U.S. dollar, then the consolidated financial statements could be materially effected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item appears in Item 14(a)(1) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEMS     10, 11, 12 AND 13.

     The information called for by Items 10, 11, 12 and 13 of this Form 10-K will be filed by amendment within the allotted time period.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements, related notes thereto and reports of independent accountants required by Item 8 are listed on page F-1 herein.

(2) Unless otherwise attached, all financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

(3)       Exhibits:


          2.3 Joint Plan of Reorganization of Safety Components Debtors Under Chapter 11 Bankruptcy Code dated June 12, 2000.

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

          4.6(18) Form of 10 1/8% Senior Subordinated Note Due 2007, Series A, including Form of Guarantee

          4.7(18) Form of 10 1/8 % Senior Subordinated Note Due 2007, Series B, including Form of Guarantee

          4.11(26) Restructuring Agreement dated April 6, 2000 between Safety Components, Robert A. Zummo and the consenting holders signatory thereto.

          4.12(27) First Amendment to Restructuring Agreement dated as of May 10, 2000 between Safety Components and the consenting holders signatory thereto.

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

          *10.7(4)  Stock Option Plan of Safety Components

          10.10(9)  Corporate  Services  Agreement,  dated as of April 1,  1995,
                    between  Valentec   International   Corporation  and  Safety
                    Components

          10.11(2) Facility Agreement, dated May 13, 1994, between Valentec International Corporation and Automotive Safety

          10.12(2)  Facility  Agreement,  dated May 13,  1994,  between  VIL and
                    Automotive   Safety   Components   International,    Limited
                    ("Automotive Limited")

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

          10.23(14) TRW/SCI Multi Year Agreement dated as of April 1, 1996 among
                    TRW Vehicle Safety Systems, Inc., TRW, Inc. and Safety Components. Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted

          10.31(17) Asset Purchase Agreement, dated as of June 30, 1997, between
                    Safety Components and JPS Automotive L.P.

          10.39(19) Consulting  Agreement,  dated  as of May 14,  1998,  between
                    Safety Components and Thomas W. Cresante

         *10.41(19) Safety Components Senior Management Incentive Plan

         *10.42(19) Safety Components Management Incentive Plan

         *10.43(19) Safety Components Stock Appreciation Rights Award Plan

          10.44(20) Safety Components 1994 Stock Option Plan, as amended

         *10.49(21) Form of  Employment  Agreement,  dated  as of  June 1,  1998 between Safety Components and Stephen Duerk.

          10.50(21) Form of Master Equipment Lease  Agreement,  dated as of July
                    10, 1998, between KeyCorp Leasing, a division of Key Corporate Capital Inc. and Safety Components.

          10.56(22) Investment  Agreement,  dated as of March 31, 1999,  between
                    Brera SCI, LLC and Safety Components.

          10.57(22) Termination  Agreement,  dated  as of May 4,  1999,  between
                    Brera SCI, LLC, Brera Capital Partners, LLC and Safety Components

          10.59(23) Warrant Agreement, dated as of June 23, 1999, by and among Safety Components International, Inc., KeyBank National Association and Fleet Bank.

          10.60(24) Credit Agreement, dated as of April 1, 1999, by and among Automotive Safety Components International GmbH & Co. KG and Deutsche Bank.

         *10.61(24) Severance  Agreement  dated as of August 31,  1999,  between
                    Safety Components International, Inc. and Jeffrey J. Kaplan.

          10.62(24) Consulting  Agreement  dated as of August 12, 1999,  between
                    Safety Components International, Inc. and Francis X. Suozzi.

          10.63(24) Stock Option Agreement,  dated as of July 23, 1999,  between
                    Safety Components International, Inc. and Francis X. Suozzi.

          10.64(24) Letter Agreement,  dated as of July 12, 1999, between Safety
                    Components International, Inc. and Francis X. Suozzi.

          10.65(25) Pledge  Agreement,  dated  January  31,  2000 by and between
                    Safety Components International, Inc. and Robert A. Zummo.

          10.66 Subordinated Secured Superpriority Debtor-In-Possession Credit Agreement dated as of April 7, 2000 by and among Safety Components, Automotive Limited, Automotive Safety Components International GmbH & Co. K.G., the guarantors named therein and Keybank National Association, as administrative agent, and the lending institutions name therein.

          10.67 Senior Secured Superpriority Debtor-In-Possession Loan and Security Agreement dated as of April 7, 2000 by and among Safety Components, the subsidiaries named therein as borrowers, the guarantors named therein and Bank of America, N.A., as agent.

          21.1      Subsidiaries of Safety Components

          23.0      Consent of Arthur Andersen LLP dated July 10, 2000

          27        Financial Data Schedule


(b)       Reports on Form 8-K.

          April 10, 2000 - Current Report on Form 8-K

          May 10, 2000 - Current Report on Form 8-K


*         Indicates exhibits relating to executive compensation.

          (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (the "1994 Registration Statement") filed with the Securities and Exchange Commission (the "Commission") on February 11, 1994.

          (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, filed with the Commission.

          (3) Incorporated by reference to Amendment No. 2 to the 1994 Registration Statement, filed with the Commission on March 18, 1994.

          (4) Incorporated by reference to Amendment No. 3 to the 1994 Registration Statement, filed with the Commission on April 20, 1994.

          (5) Incorporated by reference to Amendment No. 4 to the 1994 Registration Statement, filed with the Commission on May 3, 1994.

          (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, filed with the Commission.

          (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

          (9)       Incorporated   by  reference  to  Amendment  No.  1  to  the
                    Company's Registration Statement on Form S-1, filed with the Commission on May 19, 1995.

          (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

          (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

          (14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

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

          (20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998.

          (21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998.

          (22) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

          (23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999.

          (24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1999.

          (25) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1999.

          (26) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on April 13, 2000.

          (27) Incoporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on May 19, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SAFETY COMPONENTS INTERNATIONAL, INC.


                                           By:      /s/ Robert A. Zummo
                                                    --------------------------
                                                    Robert A. Zummo
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                           Date:    July 10, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name and Signature                   Title                                       Date
------------------                   -----                                       ----

/s/ Robert A. Zummo                  Chairman of the Board and                   July 10, 2000
---------------------------
Robert A. Zummo                      Chief Executive Officer
                                     (Principal Executive Officer)

/s/ John C. Corey                    President, Chief Operating Officer          July 10, 2000
---------------------------
John C. Corey                        and Director

/s/ Brian P. Menezes                 Vice President, Chief Financial             July 10, 2000
---------------------------
Brian P. Menezes                     Officer (Principal Financial Officer)

/s/ Marston D. Anderson              Corporate Controller                        July 10, 2000
---------------------------
Marston D. Anderson                  (Principal Accounting Officer)

/s/ Joseph J. DioGuardi              Director                                    July 10, 2000
---------------------------
Joseph J. DioGuardi

/s/ Robert J. Torok                  Director                                    July 10, 2000
---------------------------
Robert J. Torok

SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                           Page Number
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                        F-2

CONSOLIDATED FINANCIAL STATEMENTS  (1999 and 1998 as restated, (Note 1))

Consolidated Balance Sheets as of March 25, 2000 and March 27, 1999             F-3

Consolidated Statements of Operations for the Years ended March 25, 2000,
   March 27, 1999 and March 28, 1998                                            F-4

Consolidated Statements of Stockholders' (Deficit) Equity for the Years ended
   March 28, 1998, March 27, 1999 and March 25, 2000                            F-5

Consolidated Statements of Cash Flows for the Years ended March 25, 2000,
   March 27, 1999 and March 28, 1998                                            F-6

Notes to Consolidated Financial Statements                                      F-7


SUPPLEMENTAL SCHEDULE:

II  Valuation and Qualifying Accounts                                           F-39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Safety Components International, Inc.:


We have audited the accompanying consolidated balance sheets of Safety Components International, Inc. (a Delaware corporation) and subsidiaries as of March 25, 2000 and March 27, 1999 (1999 as restated, (Note 1)), and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three fiscal years in the period ended March 25, 2000 (1999 and 1998 as restated, (Note 1)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safety Components International, Inc. and subsidiaries as of March 25, 2000 and March 27, 1999 (1999 as restated, (Note 1)), and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 25, 2000 (1999 and 1998 as restated, (Note 1)) in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on April 10, 2000, the Company and certain of its U.S. subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On June 12, 2000, the Company filed its plan of reorganization and disclosure statement, which detailed information including management's turnaround business strategy. In addition, the Company has suffered recurring losses from operations and at March 25, 2000 had a net working capital deficit and shareholders' deficit. Continuation of the business is dependent upon the confirmation of a plan of reorganization, the confirmation of a disclosure statement (court hearing scheduled on July 19, 2000), the ability to secure on-going debtor-in-possession and exit financing and the ability to achieve successful future operations. The current debtor-in-possession status of the Company, along with the factors indicated above, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements, taken as a whole.


/S/  ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

New York, New York

June 30, 2000

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                    As of March 25, 2000, and March 27, 1999

                           (1999 as restated (Note 1))

                (in thousands, except share and per share data)


                                                                                               Restated
                                                                                        2000              1999
                                                                                     ---------          ---------
ASSETS

Current assets:
           Cash and cash equivalents ...........................................     $  10,264          $  10,607
           Accounts receivable, net (Notes 2 and 3) ............................        41,281             42,671
           Receivable from affiliate, net  (Note 4) ............................           564              4,554
           Inventories, net (Notes 2 and 3) ....................................        14,826             21,445
           Prepaid and other (Note 6) ..........................................         2,898              6,296
                                                                                     ---------          ---------
                        Total current assets ...................................        69,833             85,573

Property, plant and equipment, net (Notes 2 and 3) .............................        65,779             68,697
Intangible assets, net (Note 2) ................................................        35,391             57,606
Other assets (Notes 2 and 6) ...................................................         4,557              6,094
                                                                                     ---------          ---------
                        Total assets ...........................................     $ 175,560          $ 217,970
                                                                                     =========          =========


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
           Accounts payable ....................................................     $  22,373          $  28,093
           Earnout payable (Note 1) ............................................            --              2,111
           Accrued liabilities .................................................        16,023             16,107
           Current portion of long-term obligations and
                 senior subordinated debt (Notes 1 and 5) ......................       131,587              3,988
                                                                                     ---------          ---------
                        Total current liabilities ..............................       169,983             50,299

Long-term obligations (Notes 1 and 5) ..........................................        15,736             53,700
Senior subordinated debt (Notes 1 and 5) .......................................            --             90,000
Other long-term liabilities (Note 6) ...........................................         4,281              1,515
                                                                                     ---------          ---------
                        Total liabilities ......................................       190,000            195,514
                                                                                     ---------          ---------

Commitments and contingencies (Note 7)

Stockholders' (deficit) equity (Notes 1 and 10):
           Preferred stock:  $.10 par value per share - 2,000,000 shares
                  authorized and unissued ......................................            --                 --
           Common stock:  $.01 par value per share - 10,000,000 shares
                  authorized; 6,629,008 shares issued ..........................            66                 66
           Common stock warrants ...............................................            51                  1
           Additional paid-in-capital ..........................................        45,168             45,168
           Treasury stock:  1,492,692 shares, at cost ..........................       (15,439)           (15,439)
           Accumulated deficit .................................................       (36,279)            (1,134)
           Cumulative translation adjustment (Notes 2, 6 and 12) ...............        (8,007)            (6,206)
                                                                                     ---------          ---------
                        Total stockholders' (deficit) equity ...................       (14,440)            22,456
                                                                                     ---------          ---------
                        Total liabilities and stockholders' (deficit) equity ...     $ 175,560          $ 217,970
                                                                                     =========          =========

                See notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

    For the Years Ended March 25, 2000, and March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))

                      (in thousands, except per share data)


                                                                                                     Restated         Restated
                                                                                      2000             1999             1998
                                                                                   ---------        ---------        ---------
Net sales (Notes 2 and 4) ..................................................       $ 228,266        $ 219,981        $ 166,074

Cost of sales, excluding depreciation (Note 2) .............................         191,376          189,032          133,766

Depreciation ...............................................................           8,809            7,728            5,001
                                                                                   ---------        ---------        ---------

              Gross profit .................................................          28,081           23,221           27,307

Selling and marketing expenses .............................................           3,803            3,122            1,686

General and administrative expenses ........................................          12,550           12,908            9,110

Research and development expenses ..........................................             943            1,090              357

Terminated investment agreement costs (Note 1) .............................              --            2,500               --

Amortization of intangible assets (Note 2) .................................           2,078            2,362            1,742

Relocation and reorganization costs (Note 1) ...............................              --            3,238            1,789

Goodwill impairment charge (Note 2) ........................................          17,676               --               --

Restructuring and restatement (Note 1) .....................................           3,969               --               --
                                                                                   ---------        ---------        ---------

              (Loss) income from operations ................................         (12,938)          (1,999)          12,623

Other expense (income), net ................................................           1,937            2,197             (397)

Interest expense, net ......................................................          14,116           12,788            7,747
                                                                                   ---------        ---------        ---------

              (Loss) income before income taxes ............................         (28,991)         (16,984)           5,273

Provision (benefit) for income taxes (Note 6) ..............................           6,154           (3,321)           1,927
                                                                                   ---------        ---------        ---------

Net (loss) income ..........................................................       $ (35,145)       $ (13,663)       $   3,346
                                                                                   =========        =========        =========


(Loss) earnings per common share, basic (Note 2) ...........................       $   (6.84)       $   (2.67)       $    0.67
                                                                                   =========        =========        =========

Weighted average number of shares outstanding, basic .......................           5,136            5,112            5,027
                                                                                   =========        =========        =========


(Loss) earnings per common share, assuming dilution (Notes 2 and 11) .......       $   (6.84)       $   (2.67)       $    0.65
                                                                                   =========        =========        =========

Weighted average number of shares outstanding, assuming dilution ...........           5,136            5,112            5,147
                                                                                   =========        =========        =========

                See notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

     For the Years Ended March 28, 1998, March 27, 1999, and March 25, 2000

                      (1999 and 1998 as restated, (Note 1))

                         (in thousands, except shares )


                                                  Common        Common      Common      Additional
                                                  Stock         Stock        Stock       Paid -in
                                                  Shares        Amount      Warrants      Capital
                                                ----------    ----------   ----------   ----------
Balance at March 31, 1997 ...................    5,025,383    $       51   $        1   $   30,062
      Issuance of common stock ..............    1,399,200            14           --       13,978
      Acquisition of treasury stock .........   (1,379,200)           --           --           --
      Net income for the year ended
         March 28, 1998 .....................           --            --           --           --
      Foreign currency translation adjustment           --            --           --           --
                                                ----------    ----------   ----------   ----------
Balance at March 28, 1998 (restated) ........    5,045,383            65            1       44,040
      Issuance of common stock ..............       90,933             1           --        1,128
      Net loss for the year ended
         March 27, 1999 .....................           --            --           --           --
      Foreign currency translation adjustment           --            --           --           --
                                                ----------    ----------   ----------   ----------
Balance at March 27, 1999 (restated) ........    5,136,316            66            1       45,168
      Issuance of common stock warrants .....           --            --           50           --
      Net loss for the year ended
         March 25, 2000 .....................           --            --           --           --
      Foreign currency translation adjustment           --            --           --           --
                                                ----------    ----------   ----------   ----------
Balance at March 25, 2000 ...................    5,136,316    $       66   $       51   $   45,168
                                                ==========    ==========   ==========   ==========

                                                              Retained
                                                              Earnings        Other
                                                Treasury    (Accumulated   Comprehensive
                                                  Stock        Deficit)       Income
                                               ----------    ----------    ----------
Balance at March 31, 1997 ...................  $   (1,647)   $    9,183    $   (2,376)
      Issuance of common stock ..............          --            --            --
      Acquisition of treasury stock .........     (13,792)           --            --
      Net income for the year ended
         March 28, 1998 .....................          --         3,346            --
      Foreign currency translation adjustment          --            --        (2,288)
                                               ----------    ----------    ----------
Balance at March 28, 1998 (restated) ........     (15,439)       12,529        (4,664)
      Issuance of common stock ..............          --            --            --
      Net loss for the year ended
         March 27, 1999 .....................          --       (13,663)           --
      Foreign currency translation adjustment          --            --        (1,542)
                                               ----------    ----------    ----------
Balance at March 27, 1999 (restated) ........     (15,439)       (1,134)       (6,206)
      Issuance of common stock warrants .....          --            --            --
      Net loss for the year ended
         March 25, 2000 .....................          --       (35,145)           --
      Foreign currency translation adjustment          --            --        (1,801)
                                               ----------    ----------    ----------
Balance at March 25, 2000 ...................  $  (15,439)   $  (36,279)   $   (8,007)
                                               ==========    ==========    ==========


                See notes to consolidated financial statements.

                     SAFETY COMPONENTS INTERNATIONAL, INC.

                     CCONSOLIDATED STATEMENTS OF CASH FLOWS

      For the Years Ended March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))

                                 (in thousands)


                                                                                                      Restated       Restated
                                                                                        2000            1999           1998
                                                                                      --------        --------        --------
Cash Flows From Operating Activities:
        Net income (loss) ......................................................      $(35,145)       $(13,663)       $  3,346
           Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
             Depreciation ......................................................         8,809           7,728           5,001
             Goodwill Impairment Charge ........................................        17,676              --              --
             Amortization ......................................................         2,078           2,362           1,742
             Provision for bad debts ...........................................           780           1,600             245
             Loss on disposal and write-off of fixed assets and investments ....           870           2,339              --
             Deferred taxes ....................................................         6,154          (4,162)           (738)
             Changes in operating assets and liabilities:
                 Accounts receivable and receivable from affliate ..............         4,029         (12,367)        (11,237)
                 Inventories ...................................................         6,619          (1,824)         (2,799)
                 Prepaid and other current assets ..............................            (8)            638          (1,114)
                 Other assets ..................................................         2,782             778             (62)
                 Accounts payable ..............................................        (5,096)          4,998           7,917
                 Accrued liabilities ...........................................         1,659           1,853          (1,736)
                                                                                      --------        --------        --------
                  Net cash provided by (used in) operating activities ..........        11,207          (9,720)            565
                                                                                      --------        --------        --------
Cash Flows From Investing Activities:
             Additions to property, plant and equipment, net ...................        (7,741)        (13,854)        (13,715)
             Acquisition costs and advances to Valentec ........................            --            (502)         (2,522)
             Acquisition of Champion ...........................................            --             (86)         (3,398)
             Acquisition of  SCFTI .............................................            --            (242)        (58,768)
             Acquisition of Phoenix Airbag, net of cash acquired ...............        (2,061)         (1,958)         (2,455)
                                                                                      --------        --------        --------
                  Net cash used in  investing activities .......................        (9,802)        (16,642)        (80,858)
                                                                                      --------        --------        --------
Cash Flows From Financing Activities:
             Net proceeds from Notes ...........................................            --              --          86,053
             Net proceeds from sale of common stock ............................            --           1,056             230
             Repayment of term notes ...........................................            --              --         (16,812)
             Net proceeds from A.I. Credit Corp. note ..........................            --             724              --
             (Repayments) borrowings of debt and long-term obligations .........        (5,115)         10,000         (11,849)
             Net borrowing on revolving credit facility ........................           700          23,024          11,245
             Proceeds from (repayments of) mortgage and financing notes ........         2,907          (3,174)          9,500
                                                                                      --------        --------        --------
                  Net cash (used in) provided by financing activities ..........        (1,508)         31,630          78,367
                                                                                      --------        --------        --------
Effect of exchange rate changes on cash ........................................          (240)           (710)           (345)
                                                                                      --------        --------        --------
Change in cash and cash equivalents ............................................          (343)          4,558          (2,271)
Cash and cash equivalents, beginning of period .................................        10,607           6,049           8,320
                                                                                      --------        --------        --------
Cash and cash equivalents, end of period .......................................      $ 10,264        $ 10,607        $  6,049
                                                                                      ========        ========        ========

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
             Interest ..........................................................      $  9,191        $ 12,144        $  4,790
             Income taxes ......................................................            35             391           1,665
Supplemental disclosure of non-cash transactions:
        Equipment acquired under capital lease obligations .....................      $  1,085        $     --        $     --


                See notes to consolidated financial statements.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


     Note 1 Organization and Business

     Safety Components International, Inc. (the "Company" or "SCI") is a leading, low-cost, independent supplier of automotive airbag fabric and cushions, technical fabrics, metal airbag components and defense related products, with operations in North America and Europe.

Restructuring and Chapter 11 Bankruptcy Petition

     The deterioration in the Company's financial condition that became evident in fiscal 1999, arising from a confluence of negative developments, particularly in the non-core businesses, caused it to experience material liquidity constraints. In addition, following the Company's restatement of its earnings and a default with respect to obligations under its credit agreement, KeyBank and Fleet Bank, the "Senior Lenders", notified the trustee for the Company's 10 1/8% Senior Subordinated Notes (the "Notes") that they were exercising their rights to block a scheduled interest payment due on January 18, 2000.

     On February 18, 2000 the common stock of the Company was delisted from the NASDAQ stock market.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 reached an agreement (the "Restructuring Agreement") that would be effected through a voluntary filing under Chapter 11 of the United States Bankruptcy Code. Pursuant to the Restructuring Agreement, the claims of the holders of the Notes ("Noteholders") will be converted in the right to receive 96.8% of the Company's equity after it emerges from Chapter 11. The current shareholders, excluding Robert Zummo, the Company's Chairman and Chief Executive Officer, will receive 3.2% of the Company's post bankruptcy equity and warrants to acquire 12% of such equity. In addition to the Restructuring Agreement, the Company also reached an agreement with the Senior Lenders subject to a paydown, to replace their credit agreement with a post-petition subordinated debtor-in-possession ("DIP") financing facility.

     On April 10, 2000 (the "Petition Date"), the Company and certain of its U.S subsidiaries (including Safety Components Fabric Technologies, Inc. and Automotive Safety Components International, Inc., but excluding Valentec International Corporation, LLC, Valentec Systems Inc. and Galion, Inc.); collectively, "Safety Filing Group," filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 Bankruptcy Petition"). Since the filing date, the Safety Filing Group has been operating their businesses as debtors in possession.

     On April 26, 2000, in conjunction with the filing of the Chapter 11 Bankruptcy Petition, the Safety Filing Group received Bankruptcy Court approval of a $30.6 million senior DIP financing facility that it had executed with Bank of America, N.A. The senior DIP financing is expected to provide adequate funding for all post-petition trade and employee obligations, the partial paydown of the pre-petition secured debt, as well as the Company's ongoing operating needs during the restructuring process. Upon closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained the remaining approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility as a replacement of their pre-petition credit facility. The Company is in the process of negotiating with potential exit financing lenders to review its options of funding of Post Bankruptcy needs, although no commitment has been received so far.

     On May 19, 2000, Safety Filing Group filed its Statement of Financial Affairs and Schedules of Assets and Liabilities and, on May 24, 2000, the Court entered an order setting July 7, 2000 as the general filing deadline for creditors, to file their proof of claims. In Chapter 11 cases, substantially all liabilities of the Safety Filing Group as of the Petition Date (approximately $166.6 million) are subject to compromise under a plan of reorganization.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


     On June 12, 2000, the Safety Filing Group filed with the United States Bankruptcy Court its Joint Plan of Reorganization (the "Plan") pursuant to Rule 3016 (b), and its Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code. A hearing will be held on July 19, 2000 to consider approval of the Disclosure Statement. The Plan and the Disclosure Statement, both of which are subject to revision by the Company prior to the Court hearing date, reflect a time-phased, payout of 100% all pre-petition claims of all creditors. Under the Plan, new shares of common and preferred stock would be authorized and new common stock would be issued. All Noteholder claims in the approximately aggregate amount of $96.4 million will be completely satisfied through the ratably proportionate distribution of common stock.

     As  reflected  in the  Company's  consolidated  financial  statements,  the
Company incurred approximately $4.0 million of legal, professional and re-financing related costs associated with the investigation and restatement of its financial statements for fiscal years 1998 and 1999, and its restructuring efforts leading up to its filing under Chapter 11 on April 10, 2000. During the Chapter 11 proceedings, the Company will continue to incur such costs associated with its restructuring efforts. The Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization, the ability to secure on-going debtor in possession and exit financing and the ability to achieve successful future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

     Subsequent to the issuance of the Company's consolidated financial statements for the fiscal years ended March 27, 1999 and March 28, 1998, the Company determined that the reported results for those years were misstated. The Company with the assistance of independent counsel and other professionals conducted an investigation and determined that the restatement related primarily to two items as further discussed herein. It was determined that a sale and related receivable in the Company's defense operations in the aggregate amount of $4.6 million (before a related tax provision of $1.8 million), which had been appropriately recorded in fiscal years ended March 31, 1996, 1997 and March 28, 1998 at a subsidiary level, was also recorded in fiscal 1998 and 1999 at the parent company level. Additionally in fiscal 1999, certain items were incorrectly recorded in income in connection with a loan transaction of $772 (before a related tax provision of $297). On November 3, 1998, the Company entered into an unsecured note facility with A.I. Credit Corp. of $772 (including transaction and other fees), which requires monthly payments of $29 and bears a stated interest rate of 7.57% per annum. Such transaction had originally been recorded incorrectly as an insurance contract with the cash proceeds reflected in income. Certain other less significant items were restated in both fiscal years. The accompanying consolidated financial statements, as restated as of March 27, 1999 and March 28, 1998, and for the two fiscal years in the period ended March 27, 1999, present the restated results.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


     A summary of the effects of the restatement follows (in thousands, except per share data):


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         For Fiscal Year Ended             For Fiscal Year Ended
                                                                             March 27, 1999                    March 28, 1998
                                                                      ----------------------------      ----------------------------
                                                                      As Previously                     As Previously
                                                                        Reported        As Restated       Reported       As Restated
                                                                        --------        -----------       --------       -----------
Net sales .......................................................       $ 221,279        $ 219,981        $ 170,310       $ 166,074
Cost of sales, excluding depreciation ...........................         188,804          189,032          133,358         133,766
Depreciation ....................................................           7,728            7,728            5,001           5,001
                                                                        ---------        ---------        ---------       ---------
     Gross profit ...............................................          24,747           23,221           31,951          27,307
                                                                        ---------        ---------        ---------       ---------
Selling and marketing expenses ..................................           3,122            3,122            1,686           1,686
General and administrative expenses .............................          12,976           12,908            8,900           9,110
Research and development expenses ...............................           1,090            1,090              357             357
Terminated investment agreement costs ...........................           2,500            2,500               --              --
Amortization of intangible assets ...............................           2,362            2,362            1,742           1,742
Relocation and reorganization costs .............................           3,238            3,238            1,789           1,789
                                                                        ---------        ---------        ---------       ---------
     (Loss) income from operations ..............................            (541)          (1,999)          17,477          12,623
                                                                        ---------        ---------        ---------       ---------
Other expense (income), net .....................................           2,397            2,197               33            (397)
Interest expense ................................................          12,750           12,788            7,747           7,747
                                                                        ---------        ---------        ---------       ---------
     (Loss) income before income taxes ..........................         (15,688)         (16,984)           9,697           5,273
(Benefit) provision for income taxes ............................          (2,822)          (3,321)           3,689           1,927
                                                                        ---------        ---------        ---------       ---------
Net (loss) income ...............................................       $ (12,866)       $ (13,663)       $   6,008       $   3,346
                                                                        =========        =========        =========       =========
Net (loss) income per share, basic ..............................       $   (2.52)       $   (2.67)       $    1.20       $    0.67
                                                                        =========        =========        =========       =========
Weighted average number of shares outstanding, basic ............           5,112            5,112            5,027           5,027
                                                                        =========        =========        =========       =========
Net (loss) income per share, assuming dilution ..................       $   (2.52)       $   (2.67)       $    1.17       $    0.65
                                                                        =========        =========        =========       =========
Weighted average number of shares outstanding,
assuming dilution ...............................................           5,112            5,112            5,147           5,147
                                                                        =========        =========        =========       =========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


CONSOLIDATED BALANCE SHEETS

                                                                        As of March 27,1999                As of March 28,1998
                                                                        -------------------                -------------------
                                                                  As Previously                      As Previously
                                                                    Reported         As Restated        Reported         As Restated
                                                                 -------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents .............................        $  10,607         $  10,607         $   6,049         $   6,049
     Accounts receivable, net ..............................           47,284            42,671            39,208            35,327
     Receivable from affiliate .............................            4,583             4,554                --                --
     Inventories ...........................................           21,445            21,445            19,935            19,792
     Prepaid and other .....................................            6,296             6,296             4,196             4,196
                                                                    ---------         ---------         ---------         ---------
Total current assets .......................................           90,215            85,573            69,388            65,364
                                                                    ---------         ---------         ---------         ---------
     Property,  plant and equipment, net ...................           68,747            68,697            66,279            66,229
     Receivable from affiliate .............................               --                --             1,206             1,206
     Intangible assets, net ................................           57,796            57,606            55,923            55,733
     Other assets ..........................................            6,094             6,094             6,101             6,101
                                                                    ---------         ---------         ---------         ---------
Total assets ...............................................        $ 222,852         $ 217,970         $ 198,897         $ 194,633
                                                                    =========         =========         =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................................        $  28,093         $  28,093         $  23,009         $  23,009
     Earnout payable .......................................            2,111             2,111             1,958             1,958
     Accrued liabilities ...................................           15,993            16,107            12,558            12,718
     Current portion of long-term obligations ..............            3,769             3,988             2,375             2,375
                                                                    ---------         ---------         ---------         ---------
Total current liabilities ..................................           49,966            50,299            39,900            40,060
                                                                    ---------         ---------         ---------         ---------
     Long-term obligations .................................           53,195            53,700            24,739            24,739
     Senior subordinated debt ..............................           90,000            90,000            90,000            90,000
     Other long-term liabilities ...........................            3,776             1,515             5,064             3,302
                                                                    ---------         ---------         ---------         ---------
Total liabilities ..........................................          196,937           195,514           159,703           158,101
                                                                    ---------         ---------         ---------         ---------
Stockholders' equity
     Preferred stock: ......................................               --                --                --                --
     Common stock ..........................................               66                66                65                65
     Common stock warrants .................................                1                 1                 1                 1
     Additional paid-in-capital ............................           45,168            45,168            44,040            44,040
     Treasury stock ........................................          (15,439)          (15,439)          (15,439)          (15,439)
     Retained earnings (accumulated deficit) ...............            2,325            (1,134)           15,191            12,529
     Cumulative translation adjustment .....................           (6,206)           (6,206)           (4,664)           (4,664)
                                                                    ---------         ---------         ---------         ---------
Total stockholders' equity .................................           25,915            22,456            39,194            36,532
                                                                    ---------         ---------         ---------         ---------
Total liabilities and stockholders' equity .................        $ 222,852         $ 217,970         $ 198,897         $ 194,633
                                                                    =========         =========         =========         =========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Acquistions

     On August 6, 1996, Automotive Safety Components International, Inc., a wholly-owned subsidiary of the Company, acquired 80% of the outstanding capital stock of Automotive Safety Components International GmbH & Co. KG (formerly known as Phoenix Airbag GmbH & Co. KG, "ASCI GmbH"). The purchase from Phoenix Aktiengesellschaft ("Phoenix AG") was made in accordance with the terms and conditions of the Agreement Concerning the Sale and Transfer of all the Shares in Phoenix Airbag GmbH dated June 6, 1996, as amended (the "Agreement"). In accordance with the terms of the Agreement, the Company was required to pay additional purchase price to Phoenix AG if ASCI GmbH met certain annual performance targets for calendar years 1996, 1997 and 1998. ASCI GmbH met its performance targets and has paid $6.3 million of contingent purchase price. No amount was accrued as of March 25, 2000 as the earnout period has ended.

     The ASCI GmbH acquisition was accounted for as a purchase. ASCI acquired the remaining 20% interest effective December 31, 1998 and was entitled to 100% of the income or losses, risks and rewards of Phoenix Airbag since August 6, 1998. Accordingly all assets and liabilities were reflected at fair value at the date of acquisition, and no minority interest was recorded in the accompanying consolidated financial statements for Phoenix AG's remaining 20% interest. Through March 27, 1999, the cumulative purchase price amounted to approximately $28.6 million, including $3.4 million of direct acquisition costs. Management of the Company allocated the purchase consideration for Phoenix Airbag assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $16.5 million is being amortized over twenty-five years on a straight-line basis.

     During the third quarter of fiscal year 1999 the Company reevaluated its strategic decision to exit the manufacturing of airbags within Hildesheim, Germany. The original plan called for the closure and move of the Company's entire manufacturing operation in Hildesheim, Germany to the Company's Czech Republic and United Kingdom production facilities. During the 1999 fiscal year, the Company incurred approximately $2.4 million, which was recorded within relocation and reorganization expense ($1.2 million net of tax benefit of $1.2 million), of costs associated with the relocation of substantially all of the labor-intensive passenger airbags. During the 1998 fiscal year, the Company incurred approximately $1.8 million ($1.2 million net of tax benefit of $600,000) of costs associated with the reorganization and relocation of its foreign operations. These costs were investments toward consolidating labor-intensive production within the Company's foreign operations to its low-cost facilities located within the foreign market. While the Company accomplished the move of substantially all of the labor-intensive passenger airbags, the Company had decided not to move the remaining automated airbag operations, primarily driver and side impact bags. The decision to remain in Germany was based on current and anticipated program delivery commitments at that time. The Company purchased a new facility in Bavendstedt, Germany near the existing facility and completed its move into the new facility during the second quarter of fiscal year 2000. The new German facility has allowed the Company to conduct its operations in Germany in a more efficient and cost effective manner.

     Effective as of May 22, 1997, the Company acquired all of the outstanding capital stock of Valentec International Corporation (Valentec) in a tax free stock-for-stock exchange (the "Valentec Acquisition"). Valentec is a high-volume manufacturer of stamped and precision-machined products for the automotive, commercial and defense industries. Valentec was the Company's largest shareholder immediately prior to the Valentec Acquisition. The acquisition was accounted for as a purchase. The purchase price aggregated approximately $15.1 million, including estimated direct acquisition costs of approximately $1.3 million. In addition, the Company advanced Valentec approximately $1.3 million for the purpose of funding operations prior to the Valentec Acquisition. The operations of Valentec are included in the accounts of the Company beginning on May 22, 1997. Management of the Company allocated the purchase consideration for Valentec assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. The net remaining balance of $17.7 million of goodwill was written off in the third quarter of fiscal year 2000 (See Note 2).

     On July 24, 1997, the Company, through a newly formed wholly-owned subsidiary, Safety Components Fabric Technologies, Inc. ("SCFTI"), acquired ("the JPS Acquisition") all of the assets and assumed certain liabilities of the Air Restraint/Technical Fabrics Division of JPS Automotive L.P. (the "Division"). SCFTI is a leading, low-cost supplier of airbag fabric in North America and is also a leading manufacturer of value-added technical fabrics used in a

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


variety of niche industrial and commercial applications. The JPS Acquisition was accounted for as a purchase. The purchase price aggregated approximately $58.9 million, after giving effect to post-closing adjustments. The operations of SCFTI are included in the accounts beginning on July 24, 1997. Management of the Company allocated the purchase consideration for SCFTI assets, net of liabilities assumed, at fair market value, with the excess allocated to goodwill. Goodwill of $19.2 million is being amortized over forty years based on a straight line method.

     Additionally, on December 22, 1997, the Company acquired all of the issued and outstanding capital stock of Champion Sales and Service Company ("Champion") for an aggregate amount of $3.4 million including direct acquisition costs of approximately $125,000 (the "Champion Transaction"). In conjunction with the Champion Transaction, the Company entered into management services agreements with the former shareholders of Champion. The terms of each such management services agreement prohibits the Champion shareholders from competing with certain businesses of the Company for a period of five years. Each such management services agreement also provides that the Company has the option, at its sole discretion, to extend the non-competition period for three successive five year periods, upon payment of a nominal extension fee. Accordingly, the Company has allocated the purchase consideration to these non-compete agreements. The Company also entered into a definitive Put Agreement (the "Put Transaction") with an associate of Champion (the "Associate") who had the right to a portion of any of the sales commissions actually received by Champion. Pursuant to the Put Transaction, the Associate had the option to put to the Company, subject to certain conditions, all of the issued and outstanding capital stock of Duchi & Associates, Inc., an affiliated entity, for a put price of $740,000. The Put Transaction included (as a condition to its exercise), a twenty year management services agreement and non-compete between the Company and the Associate. The Company recorded $740,000 as an intangible asset and accrued for the Put Transaction at March 28, 1998 as part of accrued liabilities. The exercise of such option was consummated as of January 13, 1999.

     During   fiscal  year  1999,   after   exploring  a  variety  of  strategic
alternatives, the Company entered into an Investment Agreement ("the Brera Investment Agreement") with Brera Capital Partners, LLC, a Delaware limited liability company, and Brera Capital Partners Limited Partnership, a Delaware limited partnership, through a newly-formed Delaware limited liability company, Brera SCI, LLC ("Brera"), which provided for, among other things, a $28.0 million convertible preferred stock investment by Brera in the Company. On May 4, 1999, the Company and Brera reached a mutual agreement to terminate the Brera Investment Agreement. The Company expensed approximately $2.5 million of fees and expenses during the fourth quarter of fiscal year 1999 related to the agreement and its subsequent termination. This charge included a reimbursement to Brera for fees and expenses incurred by it. The Company paid approximately $2.0 million of the fees and expenses in fiscal year 2000.

     The unaudited pro forma revenues, net income and net income per common share, assuming: (i) the Valentec Acquisition; (ii) the JPS Acquisition; (iii) the completion of the debt offering (Note 5) and application of the proceeds therefrom; (iv) the Phoenix Acquisition; and (v) the Champion Transaction was consummated on April 1, 1996 are as follows below (in thousands, except per share data). The Unaudited Pro Forma Financial Data does not purport to represent what the Company's results of operations actually would have been if those transactions had been consummated on the date or for the period indicated, or what such results will be for any future date or for any future period.

                                                   Pro Forma Restated Year Ended
                                                         March 28, 1998
                                                         --------------
Revenues                                                  $   190,399
                                                          ===========
Net income                                                $     2,758
                                                          ===========
Net income per common share, basic                        $      0.55
                                                          ===========
Net income per common share, assuming dilution            $      0.54
                                                          ===========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Note 2 Summary of Significant Accounting Policies

Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the wholly owned and majority-owned subsidiaries of Safety Components International, Inc. All significant intercompany transactions have been eliminated.

Revenue recognition

     The Company recognizes revenue from product sales when it has shipped the goods or ownership has been transferred to the customer for goods to be held for future shipment at the customer's request.

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

Annual revenues from major customers

     The Company had sales to three customers in its automotive and fabrics operating segment in fiscal year 2000 aggregating approximately 27%, 19% and 17% of net revenues, respectively. The Company had sales to two customers in its automotive and fabrics operating segment in fiscal year 1999 aggregating approximately 27% and 17% of net revenues, respectively. In fiscal year 1998, the Company had sales to two customers, in its automotive and fabrics operating segment aggregating approximately 37% and 16% of net revenues, respectively.

Concentration of credit risk

     The Company is subject to a concentration of credit risk consisting of its trade receivables. At March 25, 2000, three customers accounted for approximately 28%, 24% and 21% of its trade receivables, respectively; at March 27, 1999, two customers accounted for 23% and 11% of its trade receivables, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations.

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

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of assets are as follows:

    Machinery and Equipment........................            5 - 10 years
    Furniture and Fixtures.........................            3 -  5 years
    Buildings......................................           25 - 40 years
    Leasehold improvements.........................       Lesser of useful life
                                                              or lease term

     Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized.

     The Company assesses the recoverability of long-lived assets periodically. If there is an indication of impairment of such assets, the amount of impairment, if any, is charged to operations in the period in which impairment is determined by management. The methodology that management is expected to use to project results of operations will be based on projected undiscounted cash flows generated from the assets in service. No impairment of assets will be recorded below their estimated net realizable value.

Intangible assets

     Intangible and other assets primarily consist of patents and goodwill and non-compete agreements associated with the Company's acquisitions and are stated at cost less accumulated amortization. Intangible assets are amortized over the expected periods to be benefited, which have been determined to have lives between 15 and 40 years. Accumulated amortization at March 25, 2000 and March 27, 1999 was approximately $4.9 million and $4.8 million, respectively.

     The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the balances over its remaining life can be recovered through projected undiscounted cash flows, considering the historical and projected operating performance of business operations. Any impairment is charged to operations in the period in which impairment is determined by management.

     At December 1999, the Company recognized a goodwill impairment charge of $17.7 million with no associated tax benefit, related to the 1997 acquisition of Valentec. Operating results of Valentec deteriorated during fiscal 2000 arising from the loss of business with a major customer. The subsidiary has been unable to offset this loss with increased sales with other customers. Accordingly, management has concluded that intangible assets in the amount of $17.7 million are no longer recoverable through future operations and such amount were written-off in the Company's financial statements for the quarter ended December 25, 1999. In determining the amount of the impairment charge, the Company evaluated the recoverability of the long-lived assets pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company determined that Valentec's estimated future undiscounted cash flows were below the carrying value of Valentec's goodwill. Accordingly, during the third quarter of Fiscal 2000, the Company adjusted the carrying value of Valentec's goodwill to its estimated fair value. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. The Company believes that its projections, based on recent historical trends and current market conditions, is its best estimate of Valentec's future performance, although there can be no assurances that such estimates will be indicative of future results.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Product launch costs

     Product launch costs are expensed as incurred.

Foreign currency translation

     The Company follows the principles of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," ("SFAS 52") in accounting for foreign operations. The financial statements of the Company's subsidiaries whose functional currency is the local currency, except the accounts of the Mexican subsidiary, whose functional currency is the U.S. dollar, have been translated into U.S. dollars. Accordingly, all assets and liabilities outside the United States are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. Translation adjustments are recorded as a separate component of stockholders' equity. During the years ended March 25, 2000, and March 27, 1999, translation adjustments, primarily attributable to the Company's German and Czech Republic subsidiaries, accounted for substantially all of the change in cumulative translation adjustment activity as reflected in the accompanying consolidated financial statements.

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

     Foreign currency transaction gains or losses are reflected in operations. During the years ended March 25, 2000, March 27, 1999 and March 28, 1998 transaction losses charged to operations amounted to $358,000, $107,000 and $72,000, respectively.

Cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair value of financial instruments

     The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, long-term debt and capital leases. The carrying amount of the Company's long term debt approximates fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values at March 25, 2000, and March 27, 1999, based on the short-term nature of these instruments. Advances to affiliates have no readily ascertainable fair market value.

Deferred financing costs

     Costs incurred in connection with financing activities (Note 5), are capitalized and amortized using the straight-line method which approximates the effective interest method, and charged to interest expense in the accompanying consolidated statements of operations. Total costs deferred and included under other assets in the

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


accompanying consolidated balance sheets at March 25, 2000 and March 27, 1999 were $3.7 million and $3.9 million, respectively. As a result of the bankruptcy filing discussed in Note 1 these costs are expected to be written off as the debt is refinanced.

Earnings per share

     Earnings per share amounts have been computed using Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS includes unexercised stock options using the treasury stock method. (See Note 11).

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

Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in fiscal years 2000, 1999 and 1998 were $943,000, $1.1 million and $357,000, respectively.

Fiscal year

     Effective in fiscal year 1998, the Company changed its fiscal year to end on the last Saturday of March.

Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the March 25, 2000 presentation.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Note  3  Composition  of  Certain  Consolidated  Balance  Sheet  Components
         (in thousands)


                                                                                         Restated
                                                                     March 25, 2000   March 27, 1999
                                                                     --------------  --------------
Accounts receivable:
      Billed receivables, net of reserves of $219 and $500 at
          March 25, 2000 and March 27, 1999, respectively                 $ 36,151       $ 38,899
      Unbilled receivables (net of unliquidated progress payments of
         $0 and $472 at March 25, 2000, and March 27, 1999,
          respectively)                                                      4,152          2,690
      Other                                                                    978          1,082
                                                                          --------       --------
                                                                          $ 41,281       $ 42,671
                                                                          ========       ========

Inventories:
      Raw materials                                                       $  6,189       $  6,805
      Work-in-process                                                        5,988          6,973
      Finished goods                                                         2,649          7,667
                                                                          --------       --------
                                                                          $ 14,826       $ 21,445
                                                                          ========       ========

Property, plant and equipment:
      Land and building                                                   $ 13,901       $ 10,583
      Machinery and equipment                                               70,225         66,507
      Furniture and fixtures                                                 3,299          2,608
      Construction in process                                                  984          4,994
                                                                          --------       --------
                                                                            88,409         84,692
      Less -  accumulated depreciation and amortization                    (22,630)       (15,995)
                                                                          --------       --------
                                                                          $ 65,779       $ 68,697
                                                                          ========       ========

Note 4 Related Party Transactions

     The Company sold certain components to and performed certain services for affiliates. Sales to affiliates totaled $566,000 for the year ended March 28, 1998. Included in sales to affiliates in fiscal year 1998 is a $500,000 fee for services rendered to Valentec International Limited ("VIL"), a U.K. company, majority owned by Robert A. Zummo, the Chief Executive Officer and Chairman of the Board of the Company. The Company served as a sales representative in procuring a defense contract for VIL and arranging its sub-contractors. During fiscal year 1999, the Company incurred additional costs on behalf of VIL in connection with the defense contract procured for VIL during fiscal year 1998. These additional costs, approximately $3.4 million, were collected in May 1999. The Company established a reserve in the amount of $0.6 million in the second quarter of the fiscal year ending March 25, 2000 against its receivable of $1.2 million from VIL, an affiliated party, as a result of uncertainty as to the affiliate's ability to generate sufficient cash to repay such amount. An agreement has been signed in January 2000 between the Company and Mr. Zummo, whereby Mr. Zummo has pledged to the Company his stock in the Company as collateral against such indebtedness. Further, Mr. Zummo has agreed to direct VIL to remit to the Company in satisfaction of a portion of the receivable, $564,000 to be received from a foreign customer. In connection with the restructuring agreement signed in April 2000, discussed in Note 1, the pledged collateral has diminished in value, and Mr. Zummo has agreed to reduce future payments to him under his employment agreement to cover such receivable in the event the cash is not received from the foreign customer by July 1, 2001. In addition, the Company has agreed to release VIL from any amounts due in excess of such receivable. There were no sales to VIL during fiscal 2000.

     The  Company   subleased  space  from  VIL  for  its  European   automotive
operations, until April 1998, at which time the Company assumed the entire lease agreement. Sublease payments for the year ended March 28, 1998, were

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


$195,000. In addition, prior to the assumption of the entire lease agreement, the Company has been allocated its pro-rata portion of certain manufacturing overhead expenses based on square footage, as well as a pro-rata portion of shared general and administrative expenses. Such costs totaled $570,000 for the year ended March 28, 1998.

     The Company purchases from Valentec certain components that are used in its products. Prior to the Valentec Acquisition purchases totaled $405,000 for the year ended March 28, 1998.

     In connection with the Valentec Acquisition, the Company assumed a demand note payable to VIL of $800,000 and a five-year term note payable to VIL of $2.0 million. The Company paid all amounts related to these notes during fiscal 1998.

Note 5 Long-Term Obligations (in thousands)


                                                                                                               Restated
                                                                                           March 25, 2000   March 27, 1999
                                                                                           --------------   --------------
Senior Subordinated Notes due July 15, 2007, bearing
     interest at 10 1/8%                                                                     $  90,000           $  90,000

KeyBank revolving credit facility due May 05, 2002, bearing
     interest at 3.0% over LIBOR                                                                37,850              37,200

KeyCorp equipment note due July 10, 2005, bearing interest at 7.09%                              8,074               9,210

Bank Austria mortgage note, due March 31, 2007, bearing
     interest at 1.0% over LIBOR                                                                 5,625               6,375

Deutsche Bank mortgage note, $801 due June 30, 2009 and $1,335 due
     June 30, 2019, bearing interest at 4.05% and 3.75%, respectively                            2,136                   0

Note payable,  principal due in annual  installments of $212 Beginning  January
     12,  1999 to  January 12, 2002,  with  interest  at 7.22% in  semiannual installments, secured by assets of the
     Company's United Kingdom subsidiary                                                           398                 608

A.1  Credit Corp note, due in monthly  installments of $29 beginning January 3,
     1999 to November 3, 2001, bearing interest at 7.57%
     (See Note 1)                                                                                 526                 724

Capital equipment notes payable,  due in monthly  installments  with interest at
      8.02% to 16.0% maturing at various rates
      Through June 2002, secured by machinery and equipment                                      2,714               3,571
                                                                                             ---------           ---------
                                                                                               147,323             147,688
Less - Current portion                                                                        (131,587)             (3,988)
                                                                                             ---------           ---------
                                                                                             $  15,736           $ 143,700
                                                                                             =========           =========


Senior Subordinated Notes

     On July 24, 1997, the Company issued $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series A (the "Old Notes") to BT Securities Corporation, Alex. Brown & Sons Incorporated and BancAmerica Securities, Inc. in a transaction not registered under the Securities Act of 1933, as amended, in reliance upon an exemption thereunder (the "Debt Offering"). On September 2, 1997, the Company commenced an offer to exchange (the "Exchange Offer", together with the Debt Offering, the "Offering") the Old

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Notes for $90.0 million aggregate principal amount of its 10 1/8% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes", together with the Old Notes, the "Notes"). All of the Old Notes were exchanged for the Exchange Notes pursuant to the terms of the Exchange Offer, which expired on October 1, 1997. Interest on the Notes accrues from July 24, 1997 and is payable semi-annually in arrears on each of January 15 and July 15 of each year. The Company has accrued as of March 25, 2000, as part of accrued liabilities, approximately $6.5 million of interest. The Company incurred approximately $3.9 million of fees and expenses related to the Offering. Such fees have been deferred and are being charged to operations over the expected term of the Notes, not to exceed 10 years. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) and to all existing and future indebtedness of the Company's subsidiaries that are not Guarantors. All of the Company's direct and indirect wholly-owned domestic subsidiaries are Guarantors (See Note 14).

     On January 18, 2000, the Company did not make a scheduled interest payment on its 10 1/8% Senior Subordinated Notes (the "Notes"). The senior lenders of the Company had previously notified the trustee for the Company's Notes that they were exercising their rights to block such interest payment. As of March 25, 2000, the Notes were in default and classified as current liabilities in the accompanying consolidated balance sheet. See description of the Restructuring Agreement in Note 1.

Credit Agreement

     The Company, ASCI GmbH and Automotive Safety Components International Limited, a wholly-owned subsidiary of the Company organized under the laws of the United Kingdom, entered into an agreement with KeyBank National Association, as administrative agent ("KeyBank"), dated as of May 21, 1997 as amended to date (the "Credit Agreement"). The Credit Agreement consists of a $40.0 million revolving credit facility for a five year term ($37.9 million outstanding as of March 25, 2000), bearing interest at LIBOR (6.13% as of March 25, 2000) plus 3.0% with a commitment fee of 1.0% per annum for any unused portion. The initial proceeds from KeyBank were used to repay the Bank of America NT&SA term loan and revolving credit facility. KeyBank was subsequently repaid with the proceeds from the Offering. The Company incurred approximately $470,000 of financing fees and related costs. These costs have been deferred and are being charged to operations over the expected term of the Credit Agreement not to exceed 5 years. The Credit Agreement contains certain restrictive covenants that impose limitations upon, among other things, the Company's ability to change its business; merge; consolidate or dispose of assets; incur liens; make loans and investments; incur indebtedness; pay dividends and other distributions; engage in certain transactions with affiliates; engage in sale and lease-back transactions; enter into lease agreements; and make capital expenditures.

     On October 9, 1998, the Company entered into Amendment No. 4 to the Credit Agreement, which increased the revolving credit facility from $27.0 million to $40.0 million, and added Fleet Bank as a member of the bank syndicate. KeyBank and Fleet Bank each provide fifty percent of the financing available under the Credit Agreement and KeyBank remains as acting agent.

     On June 24, 1999, the Company entered into Amendment No. 6 to the Credit Agreement, which among other covenants requires the Company to earn $30.0 million of EBITDA (as such term is defined in the Credit Agreement) in fiscal year 2000. Such covenant is tested monthly based upon cumulative targets for the year. Covenants for Fixed Charge Coverage, Interest Coverage and Minimum Net Income are also based on the $30.0 million EBITDA target. In addition, the interest rate was increased to LIBOR plus 3.0% and the commitment fee was increased to 1.0%. The Company issued to the Lenders ten-year warrants to acquire 20,000 shares of the Company's common stock at current market value per share. Additionally, the Company will be subject, as of June 24, 2000, to a Senior Funded Debt to EBITDA ratio covenant of 1.5 to 1.0 and a Minimum Consolidated Net Worth covenant. In addition, under Amendment No. 6 to the Credit Agreement the Lenders waived certain financial covenants for periods through the date of such amendment. As of March 25, 2000 there was no availability under the Credit Agreement and the Company was in default of certain financial covenants. Consequently, obligations outstanding under the Credit Agreement are

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


classified as current liabilities as of March 25, 2000 in the consolidated balance sheet. The indebtedness under the Credit Agreement is secured by substantially all the assets of the Company. See description of the Restructuring Agreement in Note 1.

Other Long-term Obligations

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The Company applied the entire proceeds to satisfy outstanding indebtedness under the KeyBank revolving credit facility, thereby increasing the availability under the revolving credit facility. The KeyCorp financing agreement has a seven-year term, bears interest at a fixed rate of 7.09% via an interest swap agreement, and requires monthly payments of $150,469, secured by certain equipment located at SCFTI. The rate swap is considered immaterial to the Company's financial position at March 25, 2000.

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

     On November 3, 1998, the Company entered into an unsecured note facility with A.1 Credit Corp. of $772,000 (including transaction and other fees), which requires monthly payments of $29,000 and bears stated interest at 7.57% (see
Note 1).

     On April 1, 1999, the Company secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Bavendstedt, Germany. The note is secured by the real estate in Germany acquired through the mortgage and is further secured by a guarantee issued by the Company. In July 1999, the Company refinanced the note and reduced the outstanding indebtedness to $2.1 million. The new German facility has allowed the Company to conduct its operations in a more efficient and cost effective manner.

     Future annual minimum principal payments at March 25, 2000 are due in the following fiscal years (amounts are in thousands):


      2001                         $131,587
      2002                            3,629
      2003                            2,796
      2004                            2,295
      2005                            2,776
      Thereafter                      4,240
                                   --------
                                   $147,323
                                   ========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))



Note 6 Income Taxes

The provision (benefit) for income taxes is comprised of the following (in thousands):

                                                  Year ended
                               -------------------------------------------------
                                                   Restated          Restated
                               March 25, 2000    March 27, 1999   March 28, 1998
                               --------------    --------------   --------------
Current taxes:
     Federal                           --          $  (930)         $ 1,313
     State                             --              110              204
     Foreign                           --             (138)             (48)

Deferred taxes:
     Federal                        5,280           (2,845)            (518)
     State                            450               45             (128)
     Foreign                          424              437            1,104
                                  -------          -------          -------
                                  $ 6,154          $(3,321)         $ 1,927
                                  =======          =======          =======


     The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate to income before income taxes as follows:

                                                          Year ended
                                                --------------------------------
                                                            Restated   Restated
                                                March 25,   March 27,  March 28,
                                                  2000       1999        1998
                                                ---------   ---------  ---------
Expected taxes at federal statutory rate           (34%)      (34%)       34%
State income taxes, net of federal benefits         --         --          3
Foreign earnings taxed at different rates           (2)         1          3
Reversal of  foreign contingency reserve            --         --         (4)
Valuation allowance on deferred tax assets          35         11         --
Non-deductible intangibles and other, net           22          2          1
                                                   ---        ---        ---
                                                    21%       (20%)       37%
                                                   ===        ===        ===

     The primary components of net current deferred tax assets of $1.6 million and $2.5 million included in other current assets at March 25, 2000 and March 27, 1999, respectively, net non-current deferred tax assets of $1.5 million included in other non-current assets at March 27, 1999, and net long-term deferred tax liabilities of $3.1 million and $0.6 million which are included in other long-term liabilities at March 25, 2000 and March 27, 1999, respectively, in the accompanying consolidated balance sheet, are as follows (in thousands):

                                                                       Restated
                                                        March 25,      March 27,
                                                          2000           1999
                                                        --------       --------
Deferred tax assets (liabilities):
      Accrued liabilities                               $  1,032       $    486
      Inventory                                              519            625
      Property, plant and equipment                       (6,240)        (5,956)
      Intangibles                                         (2,851)        (1,638)
      Net operating loss acquired from Valentec            1,674          1,674
      Federal net operating loss                          15,537          8,179
      Foreign net operating loss                             622          1,455
      Other                                                  (38)           325
                                                        --------       --------
           Net deferred tax (liabilities) assets
             before valuation allowances:                 10,255          5,150
      Valuation allowance on deferred tax assets         (11,797)        (1,674)
                                                        --------       --------
           Net deferred tax (liabilities) assets:       $ (1,542)      $  3,476
                                                        ========       ========

     In addition, net tax benefits of $708,000 and $668,000 at March 25, 2000 and March 27, 1999, respectively, were recorded directly through equity as part of the cumulative translation adjustment account. These amounts relate

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


to translation losses resulting from inter-company note receivable balances from Phoenix Airbag to one of the Company's domestic subsidiaries.

     No taxes have been provided relating to the possible distribution of approximately $8.4 million of undistributed earnings considered to be permanently reinvested in foreign operations. No additional taxes would be payable at March 25, 2000 if such earnings were distributed due to the Company's net operating loss position.

Note 7 Commitments and Contingencies

     On June 27, 2000, Valentec Systems, Inc. received from the Department of the Army a Notice of Partial Termination for Production of 120mm Fin Assemblies (the "Partial Termination"). Management has estimated that the upper end of the range for potential loss resulting from the Partial Termination could be as high as $3.3 million. The Company has reserved an amount at March 25, 2000 that management believes is adequate based on the information available and on advisement from legal counsel. The Company is reviewing the process to appeal the Partial Termination, however there can be no assurances as to the final decision by the Department of the Army.

Operating leases

     The Company has non-cancelable operating leases for equipment and office space that expire at various dates through 2009. Certain of the lease payments are subject to adjustment for inflation. The Company incurred rent expense of $2.9 million, $2.6 million and $1.6 million for the years ended March 25, 2000, March 27, 1999 and March 28, 1998, respectively.

     Future annual minimum lease payments for all non-cancelable operating leases as of March 25, 2000 are as follows (in thousands):

            2001                          $ 2,328
            2002                            2,274
            2003                            2,227
            2004                            1,261
            2005                            1,201
            Thereafter                      5,797
                                          -------
                                          $15,088
                                          =======

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Environmental issues

     The Company has identified two areas of underground contamination at the Company's facility in Galion, Ohio. One area involves a localized plating solution spill. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. Such environmental consultants estimate that the Company's voluntary plan of remediation could take three to five years to implement, followed up by annual maintenance. The consultants also estimate that remediation costs will be approximately $250,000, for which the Company had accrued prior to fiscal year 1998 and is included in other long-term liabilities at March 25, 2000 and March 27, 1999. However, depending on the actual extent of impact to the Company or more stringent regulatory criteria, these costs could be higher. Additionally, an underground contamination involving machinery fluids exists at the Valentec facility in Costa Mesa, California and a site remediation plan has been approved by the Regional Water Quality Control Board. The remediation plan currently involves the simultaneous operation of a groundwater and vapor extraction system. Such plan will take approximately five years to implement at an estimated cost of approximately $368,000, for which the Company had accrued as part of accrued liabilities. To date, the Company has spent approximately $325,000 on implementing such plan. In addition, SCFTI has been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

     A Phase II study revealed limited organic groundwater contamination at the Company's converter facility in South Carolina. At the time of the Company's purchase of such facility, $185,000 of the purchase price thereof was placed in escrow to pay for, if necessary, environmental remediation and monitoring at such facility. Based on the results of the groundwater monitoring that already has been conducted, and on the Company's discussions with the South Carolina Department of Health and Environmental Control ("DHEC"), it appears likely that no further work will be required.

     Low levels of VOCs were found at the Company's Automotive facility in South Carolina during groundwater sampling. In February 1999, the facility received a notice letter from DHEC regarding the groundwater contamination. While DHEC acknowledges that there does not appear to be an active source for groundwater impact at the facility, it required the facility to perform sampling of two existing monitoring wells located on the Automotive parcel for VOCs. Low levels of VOCs again were detected. A meeting was held with DHEC to discuss the sampling results. DHEC has requested that the Company (i) confirm that no residential wells exist in the area, (ii) perform additional sampling, and (iii) propose a program in-site remediation of the groundwater, involving injection of nutrients to biodegrade to organic compounds in the groundwater. The Company does not at this time believe that these costs will be material. The Company cannot evaluate the likelihood of further DHEC requirements at this time.

     In the opinion of management, no material expenditures beyond those accrued at March 25, 2000 will be required for its environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of an independent consultant on environmental matters.

Legal proceedings

     After the Company's announcement of the restatements in November 1999, the Company and several of its present or former officers and directors were named defendants in a class action litigation commenced by shareholders of the Company in the United States District Court for the District of New Jersey. Eight separate lawsuits were filed, alleging violations of the federal securities laws, and all have been consolidated into one action. The parties are currently negotiating a settlement of the litigation, which will require approval by the District Court, as well as the federal bankruptcy court in which the Company's Chapter 11 petition is currently pending. Management does not

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


presently believe that a resolution consistent with present negotiations would have a material effect on the financial statements.

     Valentec, which was acquired by the Company in May 1997, has been the subject of an investigation by the Department of Justice regarding a bid-rigging and kickbacks scheme alleged to have occurred between 1988 and 1992. The Department of Justice Antitrust Division has contended that former subsidiaries or divisions of the former Valentec participated in such misconduct in part through the actions of a former marketing agent and former employees, in order to obtain certain government subcontracts awarded by Martin Marietta Ordnance Systems (the predecessor-in-interest to Lockheed Martin). The Government also contended that Valentec was liable for the acts of its predecessors on a theory of successor corporate criminal liability. The Government contended that the alleged kickbacks were made through the former Valentec Kisco and Valentec Galion operations while those operations were owned and operated by the former Valentec from the late 1980's through 1992, prior to the 1993 leveraged buy-out of Valentec by Robert A. Zummo, the President and Chief Executive Officer of the Company. No officer or director of the Company or its subsidiaries was alleged to have participated in, or known about, such conduct. The Company has no recourse against the entity which owned Valentec during the operative time period due to contractual restrictions in the purchase agreement between Mr. Zummo and such entity. The Company determined that it was in its best interest to settle such matter in order to avoid the costs and distractions associated with contesting the Department of Justice's legal theories on successor liability. Therefore, a plea agreement was negotiated with the Antitrust Division of the Department of Justice (the "Plea Agreement"), pursuant to which Valentec entered a plea, as the successor to the former Valentec Galion division, to a one-count criminal information of participating in a combination and conspiracy to suppress competition in violation of the Sherman Antitrust Act, 15 U.S.C.ss.1, and agreed to pay a $500,000 fine, all of which was paid during fiscal year 1999. The Plea Agreement also includes an agreement by the Government not to further criminally prosecute the Company, its subsidiaries, or any of their respective officers, directors or employees as to the alleged bid-rigging and kickback scheme. The Plea Agreement does not release the Company or Valentec from potential civil claims that might be asserted by the United States Department of Justice Civil Division against Valentec arising out of the Government's investigation of conduct that is alleged to have occurred in the time frame prior to Mr. Zummo's 1993 leveraged buy-out of Valentec. The Company has had discussions with the Civil Division regarding the resolution of such potential civil claims. As of the date hereof no understanding had been reached with the Civil Division as to such potential civil claims. The Company denies that it is liable for any such potential civil claims. In early 1999, Lockheed Martin named Valentec as a defendant in a civil action already pending in the United States District Court for the Western District of Tennessee ("the
Court"). Lockheed Martin asserts that Valentec, as the corporate successor-in-interest to the former Valentec International Corporation, is civilly liable to Lockheed Martin under antitrust, breach of contract and other theories of liability for damages. Lockheed Martin claims that it sustained such civil damages in part as a consequence of the bid-rigging and kickback scheme said to have occurred in connection with subcontracts awarded to the former Valentec Galion by Lockheed Martin's predecessor-in-interest, Martin Marietta Ordnance Systems, Inc. between 1988 and 1992. Lockheed Martin also seeks a declaratory judgment that Valentec and the other named defendants shall be held liable and shall indemnify Lockheed Martin to the extent that the United States Government makes and establishes civil claims against Lockheed Martin arising out of such purported antitrust and bid-rigging scheme. Such civil claims have been established at $270,000. Valentec denies that Valentec has any such liability to Lockheed Martin and, accordingly, has moved to dismiss all such claims. On February 29, 2000, the Court dismissed and otherwise entered judgement in Valentec's favor in all causes of action of the Lockheed Martin case. However, Lockheed Martin's claim for indemnification for civil claims of the U.S. Government was not dismissed. Accordingly, Lockheed Martin has filed an amended complaint against Valentec and the other defendants for $340,000, representing $270,000 paid by Lockheed Martin to the U.S. Government and $70,000 in legal fees. A settlement offer has been proffered by Lockheed Martin at an amount for which the Company is adequately reserved.

     From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of business. The Company believes that as a result of its legal defenses none of these actions presently pending, if

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


decided adversely, would have a material adverse effect on its financial position, results of operations or cash flows, either individually or in the aggregate.

     During fiscal year 1998 the Company settled a separate matter relating to Valentec, which arose prior to the Valentec Acquisition, for $600,000. During fiscal years 1998, 1999 and 2000, $400,000 was paid by the Company. As of March 25, 2000, $200,000 remains in accrued liabilities.

Note 8 Business Segment Information

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

     In the second quarter of fiscal year 2000, management determined that the Company's reportable operating segments, disclosed in previous filings, were no longer consistent with the manner in which management reviews the Company's business operations and assesses the performance of its various product lines. Accordingly, the Company has realigned its reportable operating segments to more appropriately reflect management's current practice. The Company evaluates performance and allocates resources based on earnings (operating income) before interest, taxes, depreciation and amortization (EBITDA). The Company's reportable segments are differentiated by product and production process. The reportable segments are each managed separately because they manufacture distinct products with different production processes. Amounts for fiscal years 1999 and 1998 have been reclassified to conform with management's revised approach to managing the business. Summarized financial information by business segment follows (in thousands).


                                                       Restated          Restated
                                    March 25, 2000   March 27, 1999   March 28, 1998
                                    --------------   --------------   --------------
Revenues from external customers:
      Airbag cushions                  $ 123,838       $ 106,644       $  75,573
      Airbag fabric                       46,205          47,768          36,681
      Technical fabric                    24,624          23,936          17,400
                                       ---------       ---------       ---------
        Automotive and fabrics         $ 194,667       $ 178,348       $ 129,654
                                       =========       =========       =========

      Systems integrator               $  16,384       $  22,621       $  11,313
      Metal components                    17,215          19,012          25,107
                                       ---------       ---------       ---------
        Metal and defense              $  33,599       $  41,633       $  36,420
                                       =========       =========       =========

EBITDA:
      Automotive and fabrics           $  25,263       $  16,805       $  17,138
      Metal and defense                     (160)           (500)          5,969
      Corporate                           (9,568)         (8,214)         (3,741)
                                       ---------       ---------       ---------
                                       $  15,535       $   8,091       $  19,366
                                       =========       =========       =========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


                                                                                               Restated            Restated
                                                                       March 25, 2000       March 27, 1999      March 28, 1998
                                                                       --------------       --------------      --------------
Unusual items:
      Automotive and fabrics
            Effect of General Motors strike                                $     --            $  1,300            $     --
            Relocation and Reorganization                                        --               2,400               1,789
                                                                           --------            --------            --------
                                                                                 --            $  3,700            $  1,789
                                                                           ========            ========            ========
      Corporate
            Reorganization and restatement                                 $  3,969            $     --
            Terminated investment agreement                                      --               2,500            $     --
            Relocation and Reorganization                                        --                 838                  --
                                                                           --------            --------            --------
                                                                           $  3,969            $  3,338            $     --
                                                                           ========            ========            ========
Write-down of impaired long-lived assets and goodwill:
      Automotive and fabrics                                               $     --            $  1,839            $     --
      Metal and defense                                                      17,676                  --                  --
      Corporate                                                                  --                 500            $     --
                                                                           --------            --------            --------
                                                                           $ 17,676            $  2,339            $     --
                                                                           ========            ========            ========
Total assets at fiscal year end:
      Automotive and fabrics                                               $149,388            $163,076            $138,166
      Metal and defense                                                      19,058              43,826              47,625
      Corporate                                                               7,114              11,068               8,842
                                                                           --------            --------            --------
                                                                           $175,560            $217,970            $194,633
                                                                           ========            ========            ========
Capital expenditures:
      Automotive and fabrics                                               $  7,974            $ 12,130            $ 13,159
      Metal and defense                                                         740               1,488                 556
      Corporate                                                                 112                 236                  --
                                                                           --------            --------            --------
                                                                           $  8,826            $ 13,854            $ 13,715
                                                                           ========            ========            ========


     The Company attributes its revenues from external customers and long-lived assets to a particular country based on the location of each of the Company's production facilities. Summarized financial information by geographic area is as follows:

                                                          Restated        Restated
                                       March 25, 2000  March 27, 1999  March 28, 1998
                                       --------------  --------------  --------------
Revenues from external customers:

      United States                         $104,428      $113,337      $ 90,501

      Mexico                                  46,651        33,888        29,770

      Germany                                 54,222        58,697        35,133

      Total Europe                            77,187        72,756        45,803

Long-lived assets excluding goodwill
   and other intangibles at period end:

      United States                         $ 39,672      $ 43,911      $ 43,844

      Mexico                                   1,093         1,130           970

      Germany                                  9,905         7,796         8,108

      Total Europe                            15,109        15,860        13,307

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Note 9 Employee Benefit Plans

     The Company had two defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for eligible employees. Both plans provide for discretionary employer contributions. One plan, referred to as the "SCI Plan", had been Valentec's prior to the Valentec acquisition; the other plan is the "Galion Plan." The SCI Plan and the "Galion Plan", provide for a company match equal to 50% of the employee's contribution up to 6% of the employee's salary. Employer contributions become 100% vested after two years of vested service. Effective January 1, 2000, the Galion Plan merged into the SCI Plan. The Company contributed an aggregate of approximately $403,000, $398,000 and $140,000 during fiscal years 2000, 1999 and 1998, respectively, to the SCI Plan and Galion Plan.

Note 10 Common Stock and Stock Options

Common Stock

     During fiscal year 1999, the Company issued an aggregate of 90,933 shares of Common Stock from stock option agreements exercised. During fiscal year 1998, the Company acquired an aggregate of 1,379,200 shares of Common Stock and issued an aggregate of 1,369,200 shares of Common Stock, each in connection with the Valentec Acquisition (Note 1). The remainder of shares of Common Stock issued during fiscal year 1998 were from stock option agreements exercised. There was no activity in the Company's common stock for fiscal year 2000.

Stock Options

     The Company's stock option plan ("Plan"), as amended, provides for the issuance of options to purchase up to an aggregate of 1,500,000 shares of SCI's Common Stock to key officers, employees of SCI or its affiliates, directors and consultants. The options granted vest in three equal installments on the first three anniversary dates of the grant. Each award is determined by the Compensation Committee of the Board of Directors on an individual basis, except for awards to non-officer directors, which are determined pursuant to a formula. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

     Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                           Restated          Restated
                                                         March 25, 2000  March 27, 1999   March 28, 1998
                                                         --------------  --------------   --------------
Net (loss) income:                        As Reported      $   (35,145)   $   (13,663)     $     3,346
                                                           ===========    ===========      ===========
                                          Pro Forma        $   (35,886)   $   (14,496)     $     2,728
                                                           ===========    ===========      ===========

Net (loss) income per share, basic:       As Reported      $     (6.84)   $     (2.67)     $      0.67
                                                           ===========    ===========      ===========
                                          Pro Forma        $     (6.99)   $     (2.84)     $      0.54
                                                           ===========    ===========      ===========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


     A summary of the status of the Company's stock option plan at March 25, 2000, March 27, 1999 and March 28, 1998 and changes during the years then ended is presented in the table and narrative below:


                                                                                Restated                   Restated
                                                   March 25, 2000            March 27, 1999             March 28, 1998
                                             -----------------------     ----------------------     ------------------------
                                                           Weighted                    Weighted                    Weighted
                                              Number       Average        Number       Average        Number       Average
                                                of         Exercise         Of         Exercise         of         Exercise
                                              Shares        Price         Shares        Price         Shares        Price
                                            ----------    ----------    ----------   ----------     ----------    ----------
Outstanding at beginning of year               878,267         12.56     1,079,933       $12.16        531,999        $12.57
Granted                                        592,500          5.78        53,000        14.96        611,500         11.86
Exercised                                           --            --       (75,933)       10.83        (23,000)        10.00
Forfeited                                     (230,600)        11.41      (178,733)       11.63        (40,566)        14.11
                                            ----------    ----------    ----------   ----------     ----------    ----------
Outstanding at end of year                   1,240,167          9.53       878,267        12.56      1,079,933         12.16
                                            ==========    ==========    ==========   ==========     ==========    ==========
Exercisable at end of year                     548,406         12.34       516,000        12.30        312,865         12.43
                                            ==========    ==========    ==========   ==========     ==========    ==========
Weighted average fair value
        of options granted                       $3.10                       $5.96                       $4.61



     Of the 1,240,167 options outstanding at March 25, 2000, 437,000 have exercise prices between $2.59 and $6.00 with a weighted average exercise price of $5.25 and a weighted average remaining contractual life of 9.19 years; none of these options are currently exercisable. An additional 214,000 options have exercise prices between $8.50 and $10.00, with a weighted average exercise price of $9.30 and a weighted average remaining contractual life of 7.08 years; 97,350 of these options are currently exercisable with a weighted average exercise price of $10.00. An additional 283,167 options have exercise prices between $10.25 and $11.50 with a weighted average exercise price of $11.05 and a weighted average remaining contractual life of 7.16 years; 232,985 of these options are currently exercisable with a weighted average exercise price of $11.12. An additional 259,500 options have exercise prices between $12.13 and $14.88 with a weighted average exercise price of $13.54 and a weighted average remaining contractual life of 7.67 years; 179,575 of these options are currently exercisable with a weighted average exercise price of $13.57. The remaining 46,500 options have exercise prices between $15.88 and $21.73 with a weighted average exercise price of $19.30 and a weighted average remaining contractual life of 6.02 years; 38,496 of these options are currently exercisable with a weighted average exercise price of $20.01. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates ranged from 5.0 to 6.7 percent; zero percent dividends for all years; expected lives of 6.0, 5.0, and 5.0 years; and expected volatility of 51.0, 35.6, and 31.4 percent.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Note 11 - Reconciliation to Diluted Earnings Per Share (in thousands)

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                                       Restated       Restated
                                                   March 25, 2000   March 27, 1999  March 28,1998
                                                   --------------   --------------  -------------
Net (loss) income                                      $(35,145)      $(13,663)        $3,346
                                                       ========       ========       ========

Weighted average number of common shares used
  in basic earnings per share                             5,136          5,112          5,027
Effect of dilutive securities:
  Stock options                                              --             --            117
  Warrants                                                   --             --              3
                                                       --------       --------       --------
Weighted average number of common shares and
  Dilutive potential common stock used in diluted
  Earnings per share                                      5,136          5,112          5,147
                                                       ========       ========       ========


     At March 25, 2000, options on 1,240,167 shares of common stock and warrants for 124,400 shares of common stock were considered antidulitive and therefore were not included in computing diluted earnings per share. These constituted all common stock equivalents at year-end. Options on 878,267 and 285,500 shares of common stock were not included in computing diluted earnings per share at March 27, 1999, and March 28, 1998, respectively, because their effects were antidilutive. Warrants for 104,400 shares of common stock were not included in computing diluted earnings per share at March 27, 1999, because their effects were antidilutive.

Note 12 - Comprehensive Income (in thousands)

     During the first quarter of fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which became effective for fiscal years beginning after December 15, 1997. This Statement requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet. In SCI's case, the non-owner changes in equity relate to foreign currency translation adjustments. Comprehensive income is as follows:


                                                            Restated        Restated
                                          March 25, 2000  March 27, 1999  March 28, 1998
                                          --------------  --------------  --------------
Net (loss) income                            $(35,145)      $(13,663)        $3,346
Foreign currency translation adjustment        (1,801)        (1,542)        (2,288)
                                             --------       --------       --------
Comprehensive (loss) income                  $(36,946)      $(15,205)        $1,058
                                             ========       ========       ========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Note 13 Unaudited Quarterly Results

     Unaudited quarterly financial information for fiscal years 2000 and 1999 is set forth below. All dollar amounts are in thousands except per share data.

                                        ------------------------------------------------------
                                                            Quarter Ended
                                        ------------------------------------------------------
                                        Restated       Restated
                                         June 26,     September 25,   December 25,   March 25,
                                          1999           1999           1999            2000
                                         --------      --------       --------       --------
Fiscal 2000
 Revenues                                $ 63,845      $ 53,391       $ 55,254       $ 55,776
 Income (loss) from operations           $  4,496      $  1,410       $(16,404)      $ (2,440)
 Net income (loss)                       $    641      $ (1,431)      $(19,238)      $(15,117)
 Net income (loss) per share, basic      $   0.12      $  (0.28)      $  (3.75)      $  (2.94)
 Net income (loss) per share,            $   0.12      $  (0.28)      $  (3.75)      $  (2.94)
    assuming dilution

                                         ------------------------------------------------------
                                                       Quarter Ended (Restated)
                                         ------------------------------------------------------
                                          June 27,   September 26,   December 26,    March 27,
                                           1998          1998           1998           1999
                                         --------      --------       --------       --------
Fiscal 1999, as restated
 Revenues                                $ 51,065      $ 52,301       $ 60,900       $ 55,715
 Income (loss) from operations           $  4,417      $  2,759       $ (1,599)      $ (7,576)
 Net income (loss)                       $    889      $   (320)      $ (3,699)      $(10,533)
 Net income (loss) per share, basic      $   0.18      $   (.06)      $  (0.72)      $  (2.06)
 Net income (loss) per share,            $   0.17      $   (.06)      $  (0.72)      $  (2.06)
    assuming dilution

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


Note 14 - Supplemental Guarantor Condensed Consolidating Financial Statements

     In connection with the Offering (see Note 5), the Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect wholly-owned subsidiaries (the "Guarantors"). The condensed consolidating financial statements of the Guarantors are presented below. Management believes the condensed consolidating financial statements presented are meaningful in understanding the financial position, results of operations and cash flows of the Guarantor subsidiaries.

CONSOLIDATING BALANCE SHEETS

                                                                                         March 25, 2000

                                                                    Guarantor   Non-Guarantor   Parent     Elimination  Consolidated
                                                                  Subsidiaries   Subsidiaries Corporation     Entries       Total
                                                                 -------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents ..................................   $     250    $   5,209    $   4,805           --    $  10,264
     Accounts receivable,  net ..................................      28,543       12,738           --           --       41,281
     Receivable from affiliate ..................................          --           --          564           --          564
     Inventories ................................................      11,670        3,156           --           --       14,826
     Prepaid and other ..........................................         515          930        1,453           --        2,898
                                                                    ---------    ---------    ---------    ---------    ---------
Total current assets ............................................      40,978       22,033        6,822           --       69,833
                                                                    ---------    ---------    ---------    ---------    ---------
     Property,  plant and equipment, net ........................      39,003       26,107          669           --       65,779
     Intangible assets, net .....................................      21,223       14,168           --           --       35,391
     Other assets ...............................................       5,844           58        7,020       (8,365)       4,557
                                                                    ---------    ---------    ---------    ---------    ---------

Total assets ....................................................   $ 107,048    $  62,366    $  14,511    $  (8,365)   $ 175,560
                                                                    =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable ...........................................   $  14,588    $   6,194    $   1,591           --    $  22,373
     Earnout payable ............................................          --           --           --           --           --
     Accrued liabilities ........................................       4,098        2,949        8,976           --       16,023
     Intercompany accounts short term ...........................      12,831       12,213      (25,044)          --           --
     Current portion of long-term obligations ...................         834          511      130,242           --      131,587
                                                                    ---------    ---------    ---------    ---------    ---------
Total current liabilities .......................................      32,351       21,867      115,765                   169,983
                                                                    ---------    ---------    ---------    ---------    ---------
     Long-term obligations ......................................         928        2,975       11,833           --       15,736
     Senior subordinated debt ...................................          --           --           --           --           --
     Intercompany accounts long term ............................     105,403       25,582     (130,985)          --           --
     Other long-term liabilities ................................         352        3,185          744           --        4,281
                                                                    ---------    ---------    ---------    ---------    ---------
Total liabilities ...............................................     139,034       53,609       (2,643)          --      190,000
                                                                    ---------    ---------    ---------    ---------    ---------
Commitments and contingencies                                              --           --           --           --           --
Stockholders' (deficit) equity
     Preferred stock: $.10 par value per share 2,000,000
     Shares authorized; no shares outstanding
           at March 25, 2000 ....................................          --           --           --           --           --
     Common stock: $.01 par value per share -10,000,000
     Shares authorized; 6,629,008 issued at March 25, 2000 ......         (16)       5,580           60       (5,558)          66
     Common stock warrants ......................................          --           --           51           --           51
     Additional paid-in-capital .................................          --        2,807       45,168       (2,807)      45,168
     Treasury stock, 1,492,692 shares
           at March 25, 2000, at cost ...........................          --           --      (15,439)          --      (15,439)
     Retained earnings (accumulated deficit) ....................     (31,970)       8,377      (12,686)          --      (36,279)
     Cumulative translation adjustment ..........................          --       (8,007)          --           --       (8,007)
                                                                    ---------    ---------    ---------    ---------    ---------
Total stockholders' (deficit) equity ............................     (31,986)       8,757       17,154       (8,365)     (14,440)
                                                                    =========    =========    =========    =========    =========
Total liabilities and stockholder's (deficit) equity ............   $ 107,048    $  62,366    $  14,511    $  (8,365)   $ 175,560
                                                                    =========    =========    =========    =========    =========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


CONSOLIDATING BALANCE SHEETS

                                                                                      March 27, 1999, as restated

                                                                  Guarantor     Non-Guarantor   Parent     Elimination  Consolidated
                                                                 Subsidiaries   Subsidiaries  Corporation    Entries        Total
                                                                 -------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents .................................   $     379    $   7,230    $   2,998    $      --    $  10,607
     Accounts receivable,  net .................................      30,033       12,618           20           --       42,671
     Receivable from affiliate .................................       4,554           --           --           --        4,554
     Inventories ...............................................      17,674        3,771           --           --       21,445
     Prepaid and other .........................................         565          883        4,848           --        6,296
                                                                   ---------    ---------    ---------    ---------    ---------
Total current assets ...........................................      53,205       24,502        7,866           --       85,573
                                                                   ---------    ---------    ---------    ---------    ---------
     Property,  plant and equipment, net .......................      42,938       24,787          972           --       68,697
     Intangible assets, net ....................................      40,492       17,114           --           --       57,606
     Other assets ..............................................       7,133           53        8,255       (9,347)       6,094
                                                                   ---------    ---------    ---------    ---------    ---------

Total assets ...................................................   $ 143,768    $  66,456    $  17,093    $  (9,347)   $ 217,970
                                                                   =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................   $  15,299    $   9,862    $   2,932    $      --    $  28,093
     Earnout payable ...........................................          --        2,111           --           --        2,111
     Accrued liabilities .......................................       5,353        4,737        6,017           --       16,107
     Intercompany accounts short term ..........................       9,492       10,167      (19,659)          --           --
     Current portion of long-term obligations ..................       1,138          658        2,192           --        3,988
                                                                   ---------    ---------    ---------    ---------    ---------
Total current liabilities ......................................      31,282       27,535       (8,518)          --       50,299
                                                                   ---------    ---------    ---------    ---------    ---------
     Long-term obligations .....................................       1,421          962       51,317           --       53,700
     Senior subordinated debt ..................................          --           --       90,000           --       90,000
     Intercompany accounts long term ...........................     112,346       26,347     (138,693)          --           --
     Other long-term liabilities ...............................      (1,639)       2,779          375           --        1,515
                                                                   ---------    ---------    ---------    ---------    ---------

Total liabilities ..............................................     143,410       57,623       (5,519)          --      195,514
                                                                   ---------    ---------    ---------    ---------    ---------
Commitments and contingencies
Stockholders' equity
     Preferred stock: $.10 par value per share 2,000,000
     Shares authorized; no shares outstanding
           at March 27,  1999 ..................................          --           --           --           --           --
     Common stock: $.01 par value per share -10,000,000
     Shares authorized; 6,629,008 issued
          at March 27, 1999 ....................................          --        5,580           66       (5,580)          66
     Common stock warrants .....................................          --           --            1           --            1
     Additional paid-in-capital ................................          --        2,807       45,168       (2,807)      45,168
     Treasury stock, 1,492,692 shares
           at March 27,  1999, at cost .........................          --           --      (15,439)          --      (15,439)
     Retained earnings (accumulated deficit) ...................         358        6,652       (7,184)        (960)      (1,134)
     Cumulative translation adjustment .........................          --       (6,206)          --           --       (6,206)
                                                                   ---------    ---------    ---------    ---------    ---------
Total stockholders' equity .....................................         358        8,833       22,612       (9,347)      22,456
                                                                   ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholder's equity .....................   $ 143,768    $  66,456    $  17,093    $  (9,347)   $ 217,970
                                                                   =========    =========    =========    =========    =========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                            For the Year Ended March 25, 2000

                                                       Guarantor      Non-Guarantor      Parent         Elimination     Consolidated
                                                     Subsidiaries     Subsidiaries     Corporation        Entries          Total
                                                     ------------------------------------------------------------------------------
Net sales ......................................       $ 151,079        $  86,142       $      --        $  (8,955)       $ 228,266
Cost of sales, excluding depreciation ..........         128,998           70,827              --           (8,449)         191,376
Depreciation ...................................           5,518            3,245             229             (183)           8,809
                                                       ---------        ---------       ---------        ---------        ---------
     Gross profit ..............................          16,563           12,070            (229)            (323)          28,081
                                                       ---------        ---------       ---------        ---------        ---------
Selling and marketing expenses .................           2,643            1,108              52               --            3,803
General and administrative expenses ............           4,266            3,622           5,549             (887)          12,550
Research and development expenses ..............             705              238              --               --              943
Terminated investment agreement costs ..........              --               --              --               --               --
Amortization of goodwill .......................          18,738              661             355               --           19,754
Restructuring and restatement costs ............              --               --           3,969               --            3,969
                                                       ---------        ---------       ---------        ---------        ---------
     Income (loss) from operations .............          (9,789)           6,441         (10,154)             564          (12,938)
                                                       ---------        ---------       ---------        ---------        ---------
Other expense ..................................          22,736            1,414         (22,099)            (114)           1,937
Interest expense ...............................          (1,386)           2,762          12,740               --           14,116
                                                       ---------        ---------       ---------        ---------        ---------
     Income (loss) before income taxes .........         (31,139)           2,265            (795)             678          (28,991)
(Benefit) provision for income taxes ...........              --              485           5,960             (291)           6,154
                                                       ---------        ---------       ---------        ---------        ---------
Net (loss) income ..............................       $ (31,139)       $   1,780       $  (6,755)       $     969        $ (35,145)
                                                       =========        =========       =========        =========        =========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))



CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                      For the Year Ended March 27, 1999, as restated

                                                      Guarantor       Non-Guarantor      Parent        Elimination      Consolidated
                                                     Subsidiaries     Subsidiaries     Corporation       Entries           Total
                                                    --------------------------------------------------------------------------------
Net sales ......................................       $ 147,225        $  81,469       $      --        $  (8,713)       $ 219,981
Cost of sales, excluding depreciation ..........         125,994           70,121             226           (7,309)         189,032
Depreciation ...................................           5,008            2,774             222             (276)           7,728
                                                       ---------        ---------       ---------        ---------        ---------
     Gross profit ..............................          16,223            8,574            (448)          (1,128)          23,221
                                                       ---------        ---------       ---------        ---------        ---------
Selling and marketing expenses .................           2,808              271              43               --            3,122
General and administrative expenses ............           6,796            2,168           4,607             (663)          12,908
Research and development expenses ..............           1,090               --              --               --            1,090
Terminated investment agreement costs ..........              --               --           2,500               --            2,500
Amortization of goodwill .......................           1,316              681             365               --            2,362
Relocation and reorganization costs ............              --            2,400             838               --            3,238
                                                       ---------        ---------       ---------        ---------        ---------
     Income (loss) from operations .............           4,213            3,054          (8,801)            (465)          (1,999)
                                                       ---------        ---------       ---------        ---------        ---------
Other expense ..................................          16,749               70         (14,489)            (133)           2,197
Interest expense ...............................          (1,250)           2,549          11,491               (2)          12,788
                                                       ---------        ---------       ---------        ---------        ---------
     Income (loss) before income taxes .........         (11,286)             435          (5,803)            (330)         (16,984)
(Benefit) provision for income taxes ...........          (1,888)             255          (1,533)            (155)          (3,321)
                                                       ---------        ---------       ---------        ---------        ---------

Net (loss) income ..............................       $  (9,398)       $     180       $  (4,270)       $    (175)       $ (13,663)
                                                       =========        =========       =========        =========        =========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


CONSOLIDATING STATEMENTS OF OPERATIONS


                                                                      For the Year Ended March 28, 1998, as restated

                                                       Guarantor       Non-Guarantor      Parent         Elimination    Consolidated
                                                     Subsidiaries      Subsidiaries     Corporation        Entries         Total
                                                     -------------------------------------------------------------------------------
Net sales ......................................       $ 120,271        $  52,895       $      --        $  (7,092)       $ 166,074
Cost of sales, excluding depreciation ..........          98,844           40,922              --           (6,000)         133,766
Depreciation ...................................           3,440            1,601              86             (126)           5,001
                                                       ---------        ---------       ---------        ---------        ---------
     Gross profit ..............................          17,987           10,372             (86)            (966)          27,307
                                                       ---------        ---------       ---------        ---------        ---------
Selling and marketing expenses .................           1,335              126              --              225            1,686
General and administrative expenses ............           3,634            2,555           3,741             (820)           9,110
Research and development expenses ..............             357               --              --               --              357
Amortization of goodwill .......................             926              542             274               --            1,742
Relocation and reorganization costs ............             655            1,134              --               --            1,789
                                                       ---------        ---------       ---------        ---------        ---------
     Income (loss) from operations .............          11,080            6,015          (4,101)            (371)          12,623
                                                       ---------        ---------       ---------        ---------        ---------
Other expense ..................................           8,574              533          (9,463)             (41)            (397)
Interest expense ...............................            (680)           2,099           6,328               --            7,747
                                                       ---------        ---------       ---------        ---------        ---------
     Income (loss) before income taxes .........           3,186            3,383            (966)            (330)           5,273
Provision (benefit) for income taxes ...........           1,419            1,056            (438)            (110)           1,927
                                                       ---------        ---------       ---------        ---------        ---------

Net income (loss) ..............................       $   1,767        $   2,327       $    (528)       $    (220)       $   3,346
                                                       =========        =========       =========        =========        =========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                            For the Year Ended March 25, 2000

                                                          Guarantor       Non-Guarantor      Parent       Elimination   Consolidated
                                                         Subsidiaries     Subsidiaries     Corporation      Entries         Total
                                                         ---------------------------------------------------------------------------
Net cash provided by (used in)
       Operating activities ..........................      $    480       $  3,794       $  6,933       $         --      $ 11,207

Cash Flows from Investing Activities:
     Additions to property, plant
           and equipment .............................        (1,488)        (6,217)           (36)                --        (7,741)
     Acquisition costs, net of cash
            acquired .................................            --         (2,061)            --                 --        (2,061)
                                                            --------       --------       --------       ------------      --------

     Net cash used in investing Activities ...........        (1,488)        (8,278)           (36)                --        (9,802)
                                                            --------       --------       --------       ------------      --------

Cash Flows from Financing Activities:

     Net proceeds from issuance of
          stock ......................................            --             --             --                 --            --
     (Repayments) borrowing of
          debt and long-term obligations .............        (1,290)        (1,669)        (2,156)                --        (5,115)
     Net borrowing on revolving
          credit facility ............................            --             --            700                 --           700
     Proceeds from mortgage and
          financing notes ............................            --          2,907             --                 --         2,907
     Change in investment in
          subsidiary .................................            --             --             --                 --            --
     Changes in intercompany
          accounts ...................................         2,168          1,466         (3,634)                --            --
                                                            --------       --------       --------       ------------      --------
     Net cash provided by financing
          activities .................................           878          2,704         (5,090)                --        (1,508)
                                                            --------       --------       --------       ------------      --------

Effect of exchange rate changes
     on cash .........................................            --           (240)            --                 --          (240)
                                                            --------       --------       --------       ------------      --------

Change in cash and cash
     equivalents .....................................          (130)        (2,020)         1,807                 --          (343)

Cash and cash equivalents,
     beginning of period .............................           380          7,229          2,998                 --        10,607
                                                            --------       --------       --------       ------------      --------

Cash and cash equivalents,
     end of period ...................................      $    250       $  5,209       $  4,805       $         --      $ 10,264
                                                            ========       ========       ========       ============      ========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))



CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                      For the Year Ended March 27, 1999, as restated

                                                          Guarantor       Non-Guarantor      Parent       Elimination   Consolidated
                                                         Subsidiaries     Subsidiaries     Corporation      Entries         Total
                                                         ---------------------------------------------------------------------------
Net cash provided by (used in)
       Operating activities ........................       $ (4,821)       $  3,443        $ (7,889)       $   (453)       $ (9,720)

Cash Flows from Investing Activities:
     Additions to property, plant
           and equipment ...........................         (8,040)         (5,848)           (236)            270         (13,854)
     Acquisition costs, net of cash
            acquired ...............................           (744)         (1,958)            (86)             --          (2,788)
                                                           --------        --------        --------        --------        --------

     Net cash used in investing Activities .........         (8,784)         (7,806)           (322)            270         (16,642)
                                                           --------        --------        --------        --------        --------

Cash Flows from Financing Activities:

     Net proceeds from issuance of
          stock ....................................             --              --           1,056              --           1,056
     (Repayments) borrowing of
          debt and long-term obligations ...........            724              --          10,000              --          10,724
     Net borrowing on revolving
          credit facility ..........................             --              --          23,024              --          23,024
     Proceeds from mortgage and
          financing notes ..........................         (1,291)           (331)         (1,552)             --          (3,174)
     Change in investment in
          subsidiary ...............................           (183)             --              --             183              --
     Changes in intercompany
          accounts .................................         13,940           7,462         (21,402)             --              --
                                                           --------        --------        --------        --------        --------
     Net cash provided by financing
          activities ...............................         13,190           7,131          11,126             183          31,630
                                                           --------        --------        --------        --------        --------

Effect of exchange rate changes
     on cash .......................................             --            (710)             --              --            (710)
                                                           --------        --------        --------        --------        --------

Change in cash and cash
     equivalents ...................................           (415)          2,058           2,915              --           4,558

Cash and cash equivalents,
     beginning of period ...........................            794           5,172              83              --           6,049
                                                           --------        --------        --------        --------        --------

Cash and cash equivalents,
     end of period .................................       $    379        $  7,230        $  2,998        $     --        $ 10,607
                                                           ========        ========        ========        ========        ========

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 25, 2000, March 27, 1999 and March 28, 1998

                      (1999 and 1998 as restated, (Note 1))


CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                      For the Year Ended March 28, 1998, as restated

                                                          Guarantor       Non-Guarantor      Parent       Elimination   Consolidated
                                                         Subsidiaries     Subsidiaries     Corporation      Entries         Total
                                                         ---------------------------------------------------------------------------
Net cash provided by (used in)
     operating activities ..........................        $ (5,559)        $  4,312         $  1,812         $ --        $    565

Cash Flows from Investing
     Activities:
     Additions to property, plant
           and equipment ...........................          (6,244)          (6,796)            (675)          --         (13,715)
     Acquisition costs,
           net of cash acquired ....................         (64,688)          (2,455)              --           --         (67,143)
                                                            --------         --------         --------         ----        --------

     Net cash used in investing
           Activities ..............................         (70,932)          (9,251)            (675)          --         (80,858)
                                                            --------         --------         --------         ----        --------

Cash Flows from Financing
     Activities:

     Proceeds from notes ...........................              --               --           86,053           --          86,053
     Net proceeds from issuance of
          stock ....................................              --               --              230           --             230
     (Repayments) proceeds from
          term notes ...............................         (16,812)              --               --           --         (16,812)
     (Repayments) borrowing of
          debt and long-term obligations ...........          (1,117)            (732)         (10,000)          --         (11,849)
     Net borrowing on revolving
          credit facility ..........................              --           (1,230)          12,475           --          11,245
     Proceeds from mortgage and
          financing notes ..........................           2,000               --            7,500           --           9,500
     Change in investment in
          subsidiary ...............................              (1)              --                1           --              --
     Changes in intercompany accounts ..............          93,151            4,170          (97,321)          --              --
                                                            --------         --------         --------         ----        --------
     Net cash provided by
          financing activities .....................          77,221            2,208           (1,062)          --          78,367
                                                            --------         --------         --------         ----        --------

Effect of exchange rate changes
     on cash .......................................              --             (345)              --           --            (345)
                                                            --------         --------         --------         ----        --------

Change in cash and cash
     equivalents ...................................             730           (3,076)              75           --          (2,271)

Cash and cash equivalents,
     beginning of period ...........................              13            8,250               57           --           8,320
                                                            --------         --------         --------         ----        --------

Cash and cash equivalents, end of period ...........        $    743         $  5,174         $    132         $ --        $  6,049
                                                            ========         ========         ========         ====        ========

                 Schedule II - Valuation and Qualifying Accounts

                                                                             Additions
                                                                            Charged to
                                                            Beginning        Costs and      Deductions        Ending
                                                             Balance         Expenses      Write-Offs        Balance
                                                             -------         --------      ----------        -------
For the year ended March 28, 1998:
    Allowance for doubtful  accounts                         $    --         $   245         $    --         $   245
    European relocation & reorganization reserve                  --           3,603           1,103           2,500
                                                             =======         =======         =======         =======
                                                             $    --         $ 3,848         $ 1,103         $ 2,745
                                                             =======         =======         =======         =======

For the year ended March 27, 1999:
    Allowance for doubtful accounts                          $   245         $ 1,855         $ 1,600         $   500
    European relocation & reorganization reserve               2,500              --           1,243           1,257
    Relocation & reorganization                                   --             500              --             500
    Reserve on deferred tax assets                                --           1,674              --           1,674
                                                             -------         -------         -------         -------
                                                             $ 2,745         $ 4,029         $ 2,843         $ 3,931
                                                             =======         =======         =======         =======

For the year ended March 25, 2000:
    Allowance for doubtful accounts                          $   500         $   156         $   437         $   219
    European relocation & reorganization reserve               1,257              --           1,257              --
    Relocation & reorganization                                  500              23             147             376
    Reserve for receivable from affiliate                         --             600              --             600
    Reserve on deferred tax assets                             1,674          10,123              --          11,797
                                                             -------         -------         -------         -------
                                                             $ 3,931         $10,902         $ 1,841         $12,992
                                                             =======         =======         =======         =======