Form 10-K/A
period 2000-03-25
SAFETY COMPONENTS INTERNATIONAL INC
filed 2000-07-21
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended March 25, 2000
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from _______ to _______
                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              33-0596831
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

       40 Emery Street                                             29605
 Greenville, South Carolina                                      (Zip Code)
    (Address of principal
     executive offices)

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

     The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of July 7, 2000, was approximately $250,000.

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
--------------------------------------------------------------------------------

     This Form 10-K/A Amendment No. 1 (this "Amendment") amends and supplements the Form 10-K (the "Original Form 10-K") filed by Safety Components International, Inc., a Delaware corporation (the "Company"), on July 10, 2000. The sole purpose of this Amendment is to amend and restate Items 10, 11, 12 and 13 of Part III of the Original Form 10-K to read in their entirety as set forth below and to supplement Item 14 of Part III of the Original Form 10-K as set forth below. Defined terms not otherwise defined herein shall have the respective meanings ascribed thereto in the Original Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

     The following table sets forth the names, ages and all positions and offices with the Company held by the Company's present executive officers.

Name                             Age  Positions and Offices Presently Held
----                             ---  ------------------------------------

Robert A. Zummo................   59  Chairman of the Board and Chief Executive
                                      Officer
John C. Corey..................   53  Director, President and Chief Operating
                                      Officer
Brian P. Menezes...............   47  Vice President; Chief Financial Officer
Stephen Duerk..................   58  Vice President; President, North American
                                      Automotive Group
Victor Guadagno................   60  Vice President; President, Systems Group
Marston "Dale" Andersen........   50  Corporate Controller,
                                      Secretary and Assistant Treasurer
----------
     Executive officers are appointed by the Board of Directors of the Company (the "Board") and serve at the discretion of the Board. Following is information with respect to the Company's executive officers:

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

     John C. Corey. Mr. Corey has served as President, Chief Operating Officer and Director of the Company since March 1999. Mr. Corey served as President of Stanley Mechanics Tools, Inc., a division of The Stanley Works, a company engaged in the business of manufacturing and distributing mechanics' hand tools, from September 1996 to March 1999 where he was responsible for worldwide operations. Prior to that, Mr. Corey served as an independent consultant while attending to personal business from December 1995 to August 1996 and as President of Allied Signal North American Aftermarket, a division of Allied Signal, Inc., a company engaged in the business of automotive components, from September 1994 to November 1995. From 1984 to 1994, Mr. Corey served in various positions for Moog Automotive, Inc., a company engaged in the business of manufacturing and distributing automotive steering and suspension parts, most recently as the President of the Steering and Suspension Division. Mr. Corey has over 15 years of experience in management and manufacturing in the automotive industry.

     Brian Menezes. Mr. Menezes has served as Vice President and Chief Financial Officer of the Company since September 1999. From October 1997 to September 1999, Mr. Menezes served as Vice President and General Manager of Odyssey Knowledge Solutions, Inc., a Canadian software and systems development company focused on web-based e-commerce and enterprise solutions. From January 1993 to June 1997, Mr. Menezes served as Vice President of Operations for Cooper Industries (Canada) Inc. Automotive Products ("Cooper"), the largest supplier in the Canadian automotive replacement parts market. From January 1993 to June 1995, Mr. Menezes also served as the Vice President of Finance of Cooper.

     Stephen B. Duerk. Mr. Duerk has served as Vice President of the Company and as President of the Company's North American Automotive Group since May 1998 and as President of Safety Components Fabric Technologies, Inc., a wholly-owned subsidiary of the Company ("SCFTI"), since January 1998. From July 1997 to January 1998, Mr. Duerk served the Company as Co-Managing Director of SCFTI. Prior to the Company's acquisition (the "JPS Acquisition") of the Air Restraint and Technical Fabrics Division of JPS Automotive L.P., through SCFTI, in July 1997, Mr. Duerk served the JPS Automotive, L.P., a tier one supplier to the automotive industry of carpet and knit fabrics for headliner and body cloth for automobiles, as Vice President of Air Restraint Fabrics in the Greenville, South Carolina facility from October 1988. From 1965 to October 1988, Mr. Duerk served in various positions for J.P. Stevens & Co., Inc. ("JPS Stevens"), a company engaged in the business of manufacturing industrial textiles of which JPS Automotive, L.P. was a part until its restructuring in May 1998, most recently as the Vice President of the Industrial Synthetic Group.

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

     Marston "Dale" Anderson. Mr. Anderson has served as the Corporate Controller, Secretary and Assistant Treasurer of the Company since July 1999. From October 1989 until December 1998, Mr. Anderson served JPS Automotive, L.P., a tier one supplier to the automotive industry of carpet and knit fabrics for headliner and body cloth for automobiles, in various positions, most recently as Corporate Controller. From May 1988 to September 1989, Mr. Anderson served as Controller for JPS Industrial Fabrics, L.P. From September 1976 to May 1988, Mr. Anderson served in various positions for J.P. Stevens, most recently as the division controller of industrial fabrics.

Directors

     The following table sets forth the names and ages of the directors of the
Company:

Name                                                        Age
----                                                        ---

Robert A. Zummo                                             59
John C. Corey                                               53
Joseph J. DioGuardi                                         60
Robert J. Torok                                             69

----------
     The Board is divided into three classes. The term of the Class I directors, Messrs. Corey and DioGuardi, expires in 2002; the term of the Class II director, Mr. Torok, expires at the next Annual Meeting of Stockholders of the Company; the term of the Class III director, Mr. Zummo, expires in 2001. Directors hold office until the Annual Meeting of Stockholders of the Company in the year in which the term of their class expires and until their successors have been duly elected and qualified. At each Annual Meeting of Stockholders of the Company, the successors to the class of directors whose term expires will be elected for a three-year term. Following is information with respect to the directors of the Company who are not also executive officers of the Company:

     Joseph J. DioGuardi. Mr. DioGuardi has been a Director since 1994. Mr. DioGuardi was a member of the United States House of Representatives from 1985 through 1989, representing the 20th Congressional District in Westchester County, New York. Since leaving Congress, Mr. DioGuardi has been an international spokesman for human rights and founded and now chairs The Albanian American Civic League Foundation. Since leaving Congress, Mr. DioGuardi has also founded and now chairs a non-partisan foundation named "Truth in Government," aimed at promoting fiscal responsibility and budgetary reform. Mr. DioGuardi, a Certified Public Accountant, has 22 years of public accounting experience with Arthur Andersen & Co. (currently known as Arthur Andersen, LLP), serving as Partner from 1972 to 1984. From November 1996 to July 1998 Mr. DioGuardi was a director of Neurocorp, Ltd., a publicly held Company in the business of utilizing software, databases and medical devices for the diagnosis and treatment of brain-related disorders. Mr. DioGuardi also served as the Chief Financial Officer of Neurocorp, Ltd. from July 1997 to July 1998.

     Robert J. Torok. Mr. Torok has served as a Director since 1994. Until May 1996, when Mr. Torok retired, Mr. Torok was a Vice President and Partner of Korn/Ferry International, an executive search firm based in New York City, and had served in such position since 1980. Prior to 1980, Mr. Torok was Senior Vice President of Sikorsky Aircraft, a division of United Technologies Company, a diversified manufacturing company based in Hartford, Connecticut, where Mr. Torok worked from 1958 to 1980. Mr. Torok has 23 years of experience in engineering, manufacturing and management.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's executive officers and directors are required under the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. To the Company's knowledge, based solely on the Company's review of the copies of such reports it has received, the Company believes that during the fiscal year ended March 25, 2000, all such reports were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company for the Company's fiscal year ended March 25, 2000 (each person appearing in the table is referred to as a "Named Executive").

                           Summary Compensation Table

                                                                                                        Long Term Compensation
                                                          Annual Compensation                        Awards               Payouts

                                                                                                   Securities
                                                                                                    Underlying           All Other
                  Name and                                       Salary          Bonus             Options/SARs         Compensation
             Principal Position                      Year          ($)            ($)                   (#)                  ($)
---------------------------------------------        ----        -------        ---------          --------------       ------------
Robert A. Zummo .............................        2000        564,588              0            50,000/50,000          95,787(1)
  Chairman of the Board,                             1999        525,000              0               0/50,000            87,388(2)
  President and Chief
  Executive Officer                                  1998        439,185        491,000(3)         55,000/40,000          89,925(4)


John C. Corey ...............................        2000        303,776              0            150,000/40,000         70,006(6)
  President and Chief
  Operating Officer(5)

Stephen B. Duerk, ...........................        2000        175,000              0             15,000/6,000          14,707(7)
  Vice President; President                          1999        170,833              0               0/6,000             11,975(8)
  North  American Automotive                         1998         78,981              0             10,500/6,000           2,707(9)
  Group

Victor Guadagno, ............................        2000        162,000              0               10,000/0            12,687(10)
  Vice President; President,                         1999        162,000              0                   0               11,552(11)
  Systems Group                                      1998        162,000              0                   0                7,635(12)

Brian P. Menezes, ...........................        2000        109,976              0               50,000/0             9,967(14)
  Vice President and Chief
  Financial Officer(13)

Jeffrey J. Kaplan, ..........................        2000        262,500              0            50,000/40,000          46,478(16)
  Executive Vice President and                       1999        300,000              0               0/40,000            63,763(17)
  Chief Financial                                    1998        233,018        221,000(18)        150,000/20,000         35,168(19)
  Officer(15)

---------
(1) Amount reflects a $18,000 automobile allowance, $69,494 elective life insurance premiums, a $5,000 matching contribution under the Company's 401(k) plan, $720 long-term disability premiums, and $2,573 group life insurance premiums.

(2) Amount reflects $70,718 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $9,600 automobile allowance, a $5,000 matching contribution under the company's 401(k) plan, $720 of long-term disability insurance premiums and $1,350 of group insurance premiums.

(3) Includes $416,000 earned by Mr. Zummo under the Senior Management Plan (as defined herein) and a $75,000 transactional bonus earned by Mr. Zummo based on Mr. Zummo's performance in connection with the JPS Acquisition.

(4) Amount reflects $78,140 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $9,600 automobile allowance, a $2,020 matching contribution under the Company's 401(k) plan and $165 long-term disability insurance premiums.

(5)  Mr. Corey joined the Company in March 1999.

(6) Amount reflects $45,290 relocation expense, a $14,400 automobile allowance, $3,461 retro pay, a $5,062 matching contribution to the Company's 401(k) plan, $660 long-term disability premiums, and $1,133 group life premiums.

(7) Amount reflects a $6,000 automobile allowance, $2,796 of club dues, a $4,625 matching contribution under the Company's 401(k) plan, and $975 of group insurance premium.

(8) Amount reflects a $6,000 automobile allowance, a $5,000 matching contribution under the Company's 401(k) plan and $975 of insurance premiums.

(9) Amount reflects a $1,500 automobile allowance and $1,207 matching contribution under the Company's 401(k) plan.

(10) Amount reflects a $6,000 automobile allowance, a $4,874 matching contribution under the Company's 401(k) plan, and $1,813 group life insurance premiums.

(11) Amount reflects a $6,231 automobile allowance, a $4,313 matching contribution under the Company's 401(k) plan and $1,008 of group insurance premiums.

(12) Amount reflects a $6,000 automobile allowance and a $1,635 matching contribution under the Company's 401(k) plan.

(13) Mr. Menezes joined the Company in August 1999.

(14) Amount reflects $500 elective insurance premiums, a $2,219 matching contribution under the Company's 401(k) plan, $326 long-term disability premiums, a $6,750 automobile allowance, and $172 group life insurance premiums.

(15) Mr. Kaplan's employment was terminated on August 31, 1999.

(16) Amount reflects $39,915 elective life insurance premiums, a $4,407 matching contribution to the Company's 401(k) plan, $630 long-term disability premiums, and $1,526 group life insurance premiums.

(17) Amount reflects $47,579 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $9,600 automobile allowance, a $5,000 matching contribution under the Company's 401(k) plan, $720 of long-term disability insurance premiums and $864 of group insurance premiums.

(18) Includes $191,000 earned by Mr. Kaplan under the Senior Management Plan and a $30,000 transactional bonus earned by Mr. Kaplan based on Mr. Kaplan's performance in connection with the JPS Acquisition, the Valentec Acquisition and the related financings.

(19) Amount reflects $18,395 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $14,400 automobile allowance, a $2,208 matching contribution under the Company's 401(k) plan and $165 long-term disability insurance premiums.

Option/SAR Grants in Last Fiscal Year

     The following options and Stock Appreciation Rights ("SARs") were granted to the Named Executives during the fiscal year ended March 25, 2000 under the Plan and the Company's Stock Appreciation Rights Award Plan (the "SAR Plan"), respectively.

                                                          Individual Grants
                                                                                                         Potential Realized Value at
                                                                                                           Assumed Annual Rates of
                                                                                                          Stock Price Appreciation
                                                                                                               for Option Term
                                    Number of          % of Total
                                    Securities         Options/SARs      Exercise or
                                    Underlying          Granted to          Base
                                   Options/SARs        Employees in         Price          Expiration
Name                                Granted(#)       Fiscal Year(1)(2)    ($/sh)(3)           Date          5%($)(6)     10%($)(6)
------------------------------    --------------     ----------------     ----------       -----------      -------      ----------
Robert A. Zummo ..............    50,000/50,000          9.3%/35.5%       $5.13/8.50       05/09/03/02       40,430        84,902
John C. Corey ................    100,000/40,000         18.6/28.4       $8.50/$8.50       03/09/03/02      133,981       281,350
John C. Corey ................       50,000/0             9.3/N/A          5.13/NA           05/09/NA        40,430        84,902
Stephen B. Duerk .............     15,000/6,000           2.8/4.0         5.13/$8.50       05/09/03/02       12,129        25,470
Victor Guadagno ..............       10,000/0             1.9/N/A          5.13/NA           05/09/NA         8,086        16,980
Brian Menezes ................       50,000/0             9.3/N/A          5.34/NA           08/09/NA        42,086        88,377
Jeffrey J. Kaplan ............    50,000/40,000           9.3/28.4        5.13/$8.50       05/09/03/02       40,430        84,902

----------
(1)  Figures have been rounded to the nearest tenth.

(2) An aggregate of 40,000 of the SARs granted to employees during fiscal year 2000 were subsequently forfeited in connection with the respective employee's resignation from the Company.

(3)  Figures have been rounded to the nearest cent.

(4)  SARs become exercisable on the termination date of the SAR.

(5) Options become exercisable in three equal annual installments with the first installment commencing one year from the date of grant.

(6)  Rounded to the nearest dollar.

As a result of the Company's Chapter 11 filing, the SAR Plan will be dissolved; any ensuing SAR plan after emergence from bankruptcy will be determined by the new Board of Directors.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table summarizes for each of the Named Executives the number of stock options and SARs exercised during the fiscal year ended March 25, 2000, the aggregate dollar value realized upon exercise, the total number of unexercised options and SARs, if any, held at March 25, 2000 and the aggregate dollar value of in-the-money, unexercised options and SARs, held at March 25, 2000. The value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option or SAR, respectively. The value of unexercised, in-the-money options or SARs at fiscal year-end is the difference between its exercise or base price and the fair market value of the underlying stock on March 25, 2000, which was $0.52 per share.

                                Shares Acquired
                                 on Exercise or                     Number of Securities            Value of Unexercised
                                with respect to                    Underlying Unexercised           In-the-Money Options
                                 which Options                   Options and SARs at Fiscal              and SARs at
                                  or SARs were        Value             Year-End (#)                Fiscal Year- End ($)
Name                             exercised (#)    Realized ($)    Exercisable/Unexercisable       Exercisable/Unexercisable
----                             -------------    ------------    -------------------------       -------------------------
Robert A. Zummo...........             0               N/A             66,668/68,332(1)                       *
Robert A. Zummo...........             0               N/A               0/140,000(2)                         *
John C. Corey.............             0               N/A               0/150,000(1)                         *
John C. Corey.............             0               N/A                0/40,000(2)                         *
Stephen B. Duerk..........             0               N/A             20,000/25,000(1)                       *
Stephen B. Duerk..........             0               N/A                0/18,000(2)                         *
Victor Guadagno...........             0               N/A             20,000/10,000(1)                       *
Brian P. Menezes .........             0               N/A                0/50,000(2)                         *
Jeffrey J. Kaplan.........             0               N/A               325,000/0(1)                         *
Jeffrey J. Kaplan.........             0               N/A               0/100,000(2)                         *

----------
* None of the Options or SARs referenced in the chart were in-the-money on March 25, 2000.

(1) Represents options to purchase Common Stock granted by the Company to the Named Executive under the Plan.

(2) Represents SARs granted by the Company to the Named Executive under the SAR Plan.

As a result of the Company's Chapter 11 filing, the SAR Plan will be dissolved; any ensuing SAR plan after emergence from bankruptcy will be determined by the new Board of Directors.

Employment Agreements

     Mr. Zummo serves as Chief Executive Officer of the Company pursuant to a five-year employment agreement which became effective as of April 19, 1999. The employment agreement provides for a base salary for the first year of the term of $575,000, subject to annual increases of the Compensation Committee of the Board of Directors commencing in fiscal year 2001. In addition to the base salary, the employment agreement provides for an annual incentive bonus under the Company's Senior Management Incentive Plan (the "Senior Management Plan") and a performance based bonus for fiscal year 2000 of up to a maximum of 50% of his base salary for such fiscal year based on the achievement of pre-determined target levels of the Company's earnings. Mr. Zummo did not earn a bonus for fiscal year 2000. On April 10, 2000, the Company filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. In connection with that filing, Mr. Zummo, the Company and representatives of holders of the Company's 10 1/8% Senior Subordinated Notes due 2007, Series B have entered into a restructuring agreement dated as of April 6, 2000 (the "Restructuring Agreement"). The Restructuring Agreement provides, among other things, that upon the effective date of a plan for the reorganization of the Company, Mr. Zummo's service as Chief Executive Officer of the Company will terminate and Mr. Zummo will begin to serve the Company as a business consultant for a period of two years. The Restructuring Agreement provides further that in consideration of his service as a business consultant to the Company, during the term of that service the Company will pay Mr. Zummo the salary and health and insurance benefits (other than bonuses) due to him under the employment agreement.

     Mr. Corey serves as President and Chief Operating Officer of the Company pursuant to a three-year employment agreement which became effective as of March 28, 1999. The employment agreement provides for a base salary for the first year of the term of $300,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors commencing in fiscal year 2001. In addition to the base salary, the employment agreement provides for an annual incentive bonus under the Senior Management Plan commencing in fiscal year 2001 and a performance based bonus for fiscal year 2000 of up to a maximum of 40% of his base salary for such fiscal year based on the achievement of pre-determined target levels of the Company's earnings. Pursuant to the terms of the employment agreement, Mr. Corey was awarded options to purchase 100,000 shares of Common Stock under the Plan and SARs relating to 40,000 shares of Common Stock under the SAR Plan. The options granted to Mr. Corey under the Plan vest in three equal annual installments with the first installment commencing one year from the date of grant. The SARs granted to Mr. Corey under the SAR Plan have a term of three years and may only be exercised on the third anniversary of the date of grant. In the event Mr. Corey's employment is terminated by the Company during the first two years of the term without "Cause" (other than as a result of death or disability or in connection with a Change of Control), including by reason of a Constructive Termination (as each such term is defined in the employment agreement), the Company is required to pay Mr. Corey an amount equal to his full salary in effect for the year immediately preceding termination for the remainder of the full term. If such termination occurs during the last year of the term, the Company is required to pay Mr. Corey an amount equal to his full salary in effect for the year immediately preceding termination. If Mr. Corey's employment is terminated following a Change of Control (including by reason of a Constructive Termination), the Company is required to pay Mr. Corey an amount equal to two times his full salary in respect of the year immediately preceding termination. In addition, if Mr. Corey's employment agreement is not renewed by the Company after the expiration of the initial three-year term other than for "Cause," the Company would be required to continue to pay Mr. Corey's full salary in effect for the year immediately preceding termination for a period of one year from the time of termination.

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

     Mr. Menezes serves as Vice President and Chief Financial Officer of the Company pursuant to a two year employment agreement which become effective as of August 23, 1999. The employment agreement provides for a base salary for the first year of the term of $180,000, subject to annual increases in the discretion of the Compensation Committee of the Board of Directors. In addition to the base salary, the employment agreement provides for an annual incentive bonus for fiscal year 2000 of not less than $20,000. In succeeding years of his term he will be entitled to Bonus Compensation pursuant to the Management Incentive Plan. Mr. Menezes was awarded options to purchase 50,000 shares of common stock under the Plan. In the event Mr. Menezes' employment is terminated without "Cause" (as such term is defined in the employment agreement), the Company is required to pay Mr. Menezes' full salary (but no bonus compensation) for a period of six months from the time of termination.

     Mr. Kaplan served as Executive Vice President and Chief Financial Officer of the Company pursuant to a three-year employment agreement which became effective in February 1997 and terminated on August 31, 1999. Mr. Kaplan's base salary for the first year of the term was $220,000, subject to annual increases at the discretion of the Board of Directors. In each of September 1997 and March 1998, the Compensation Committee of the Board of Directors approved an increase of salary payable to Mr. Kaplan under his employment agreement to $242,000 and $300,000, respectively. In addition to the base salary, the employment agreement provided for an annual incentive bonus. Pursuant to the terms of the employment agreement, Mr. Kaplan was awarded options under the Plan in accordance with the following schedule: (i) options to purchase 125,000 shares of Common Stock were issued on February 15, 1997; (ii) options to purchase 50,000 shares of Common Stock were issued on April 1, 1997 and (iii) options to purchase 50,000 shares of Common Stock were to be issued on April 1, 1998, but were actually issued on August 13, 1997 after approval by the Compensation Committee of the acceleration of the issuance of such options. In connection with Mr. Kaplan's resignation from the Company effective as of August 31, 1999, (i) Mr. Kaplan will receive one year's salary (i.e. $300,000) payable over a twelve month period, (ii) the Company also agreed to continue to pay certain fringe benefit premiums for twelve months and automobile lease payments until February 2000,
(iii) his option agreements were amended to provide for the immediate vesting of all unvested options and to extend the time that Mr. Kaplan can exercise his options to a period of three years, and (iv) his outstanding SARs were amended to provide for continued participation during the remainder of the respective terms thereof.

Senior Management Plan

     The Compensation Committee approved, and the Board of Directors and shareholders of the Company have subsequently ratified, the Senior Management Plan, which provides for annual performance based bonuses to certain key executive officers, primarily based on pre-determined target levels of the Company's earnings. Upon the occurrence of a Change of Control (as such term is defined in the Senior Management Plan) such pre-determined target levels relating to the fiscal year in which the Change of Control occurs shall be deemed to have been achieved and payments of the awards shall be made promptly after the Change of Control. In the event that the actual performance of the Company exceeds such target levels, such awards shall be based on the actual performance of the Company. No bonuses for fiscal year 2000 were granted under the Senior Management Plan. See "Employment Agreements."

Management Incentive Plan

     The Compensation Committee has approved, and the Board of Directors has subsequently ratified, the Management Incentive Plan, which provides for annual performance based bonuses to certain management level employees (other than key executive officers), primarily based on pre-determined levels of the Company's earnings. No bonuses for fiscal year 2000 were granted under the Management Incentive Plan.

Executive Severance Program

     The Board of Directors has adopted, and the Creditors Committee and the Bankruptcy Court have approved, an executive severance plan (the "Severance Plan"). The Severance Plan provides for the Company to pay certain benefits to a Key Executive (as defined below) if his employment is terminated either by the Company without Cause (as defined therein) or by the executive for Good Reason (as defined therein). The following table sets forth (i) the names of the executives eligible to participate in the Severance Plan (the "Key Executives"),
(ii) the cash payment each Key Executive is eligible to receive thereunder and
(iii) the period of time for which each Key Executive would continue to receive the health insurance coverage in effect at the time of termination thereunder:

                                                         Health Insurance
     Executive          Cash Severance Benefit ($)  Continuation Period (months)
     ---------          --------------------------  ----------------------------
     John C. Corey               600,000                        24
     Brian P. Menezes            270,000                        18
     Stephen B. Duerk            262,000                        18
     Daniel R. Smith*            105,000                        12

     ----------
     * Mr. Smith resigned as an employee of the Company effective as of June 12, 2000 and is not entitled to benefits under the Severance Plan.

Key Executives will not be entitled to severance under any other plan, program, arrangement or agreement with the Company or any subsidiary thereof and the benefits received under the Severance Plan will be reduced, dollar for dollar, by any such severance received. Unless his termination was preceded by a Change in Control of the Company (as defined therein), a Key Executive receiving benefits under the Severance Plan will be required to enter into a release with respect to the Company in consideration of receiving such benefits.

1994 Stock Option Plan

     On January 27, 1994, the Board of Directors adopted, and the stockholders approved the Plan. On May 4, 1996, July 29, 1996, July 22, 1997, May 28, 1998,
and July 12, 1999, the Board of Directors approved certain amendments to the Plan which were subsequently approved by the stockholders of the Company. Additionally, in July 1999, the Plan was further amended to provide that the Compensation Committee of the Board of Directors has discretion to extend the period of time that an option granted under the Play may be exercised by an optionee after the termination of such optionee's employment, directorship or consulting arrangement with the Company, as the case may be. The Plan currently provides for the issuance of options to purchase up to 1,500,000 shares of Common Stock, of which options to purchase 1,375,000 shares may be issued to officers, key employees and consultants of the Company and options to purchase 125,000 shares may be issued to non-employee directors of the Company. Except in certain circumstances, upon the occurrence of a Change of Control (as such term is defined in the Plan), all options granted under the Plan that are outstanding and not yet vested (including options granted to non-employee directors) will become 100% vested effective on the date on which such Change of Control occurs and will be thereafter exercisable in accordance with the terms of the Plan and any applicable award agreement between the Company and the optionee. As a result of the Company's Chapter 11 filing, the Plan will be dissolved; any ensuing stock option plan after emergence from bankruptcy will be determined by the Board of Directors.

SAR Plan

     The SAR Plan was approved by the Compensation Committee of the Board of Directors on October 13, 1997, effective as of April 1, 1997, and subsequently ratified by the Board of Directors on May 28, 1998 and approved by the shareholders of the Company on September 9, 1998. Pursuant to the SAR Plan, the Compensation Committee of the Board of Directors may grant participating officers and key employees of the Company SARs, which entitle the recipients thereof to receive payments in cash equal to the appreciation in the fair market value of a specified number of shares of Common Stock from the date of grant until the date of exercise (the "Excess Value"). Upon the occurrence of a Change of Control (as such term is defined in the SAR Plan), unless otherwise specifically prohibited under applicable laws, or by the rules and regulations of any governing governmental agencies or national securities exchanges, all SARs granted under the SAR Plan shall become fully exercisable as of the date of such change of control and each outstanding SAR award shall be deemed to have been exercised on such date and entitled to an immediate cash payment in an amount equal to the Excess Value on such deemed date of exercise; provided, however, that if, following such date, the Common Stock shall continue to be quoted on NASDAQ (or a successor quotation system) or publicly traded on an exchange, the participant shall have the option whether or not his or her employment continues after such date, to exercise his or her respective SARs in whole, but not in part (i) upon the date of such change in control or (ii) at any time until the earlier of (x) the expiration date thereof or (y) the date upon which the Common Stock shall cease to be quoted or publicly traded and in the case of such delisting, the SAR shall be deemed to have been exercised on the date of such delisting. As a result of the Company's Chapter 11 filing, the SAR Plan will be dissolved; any ensuing SAR Plan after emergence from bankruptcy will be determined by the new Board of Directors.

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

     Each non-employee director currently receives an automatic option grant under the Plan, vesting in equal installments over a three-year period, at the beginning of each calendar year in which he serves as a director of the Company. On January 14, 1998, the Board of Directors approved an amendment to the Plan which increased the size of the annual formula grant to non-employee directors under the Plan from an option to purchase 2,500 shares of Common Stock to an option to purchase 4,000 shares of Common Stock. The exercise price of the shares of Common Stock subject to options granted to each non-employee director is the fair market value of the shares of

Common Stock on the date of grant. Options granted to non-employee directors, with limited exceptions, may only be exercised within ten years of the date of grant and while the recipient of the option is a director of the Company. See "1994 Stock Option Plan" above for a discussion of the status of such options upon the occurrence of Change of Control (as such term is defined in the Plan) and as a result of the Company's Chapter 11 filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Except as otherwise indicated, the following table and notes set forth certain information regarding the beneficial ownership of the Common Stock as of July 7, 2000 by all person(s) known by the Company to be the beneficial owner of more than 5% of the Common Stock, by each director of the Company, by each of the Named Executives (as defined herein) and by all directors and executive officers of the Company as a group. Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all shares of Common Stock owned by such beneficial owner.

                                                                    Amount and Nature of          Percent of
Name and Address of Beneficial Owner                                Beneficial Ownership        Common Stock(1)
------------------------------------                                --------------------        ---------------
Robert A. Zummo(2)...........................................          1,043,244(3)                  19.0%
Cramer Rosenthal McGlynn, LLC................................            671,100(4)                  13.1%
     707 Westchester Avenue
     White Plains, New York  10604

John C. Cotton and Janet H. Cotton, as joint tenants ........            298,800(5)                   5.8%
     Apartado Postal 362B, Sucursal B
     Puerto Vallarta, Jalisco Mexico

Dimensional Fund Advisors Inc. ..............................            280,300(6)                   5.5%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, California  90401

John C. Corey................................................             54,000                        *
Stephen Duerk................................................             20,100(9)                     *
Victor Guadagno(2) ..........................................             20,000(8)                     *
Brian P. Menezes(2) .........................................             16,667(8)                     *
Jeffrey J. Kaplan(2).........................................            325,000(8)                   6.3%
Joseph J. DioGuardi(2).......................................             18,833(8)                     0
Francis X. Suozzi(3)(9)......................................            435,801(10)                  6.3%
Robert J. Torok(2)...........................................             18,833(8)                     *
All executive officers and directors as a group
     (consisting of 8 individuals)...........................          1,195,010(11)                 22.4%

----------
*    Less than 1%.

(1) Shares beneficially owned, as recorded in this table, expressed as a percentage of the shares of Common Stock outstanding, net of treasury shares. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which such person or group of persons has the right to acquire within 60 days from July 7, 2000 is deemed to be outstanding for purposes of computing the percentage ownership of such person.

(2) Address for each person is c/o Safety Components International, Inc., 40 Emery Street, Greenville, South Carolina 29605.

(3) Includes options which are currently exercisable (or exercisable within 60 days) to purchase 66,668 shares of Common Stock. Pursuant to the terms of the Restructuring Agreement, Mr. Zummo's shares will be cancelled upon the Company's emergence from bankruptcy.

(4) Represents the number of shares beneficially owned by Cramer Rosenthal McGlynn, LLC ("CRM"), an investment company registered under Section 8 of the Investment Advisers Act of 1940, according to a Schedule 13G filed by CRM with the Commission in March 2000.

(5) Includes 23,000 shares owned by the John C. Cotton IRA and 15,600 shares owned by the Janet H. Cotton IRA, according to a Schedule 13G filed by Mr. And Ms. Cotton with the Commission in January 2000.

(6) Represents the number of shares beneficially owned by Dimensional Fund Advisors Inc. ("Dimensional"), an investment company registered under
     Section 203 of the Investment Advisers Act of 1940, according to a Schedule 13G filed by Dimensional with the Commission in February 2000.

(7) Includes options which are currently exercisable (or exercisable within 60 days) to purchase 50,000 shares of Common Stock.

(8) Represents only options which are currently exercisable (or exercisable within 60 days) to purchase shares of Common Stock.

(9) Includes options which are currently exercisable (or exercisable within 60 days) to purchase 20,000 shares of Common Stock.

(10) Includes options which are currently exercisable (or exercisable within 60 days) to purchase 110,000 shares of Common Stock. In connection with Mr. Suozzi's resignation as a director of the Company, the vesting schedule of options with respect to 24,167 of such shares was accelerated and the period of time that Mr. Suozzi could exercise his options granted under the Plan was extended for the remainder of their respective terms. Accordingly, all of Mr. Suozzi's options granted by the Company under the Plan are fully vested. In addition, the Company and Mr. Suozzi have reached an agreement in principle with respect to a consulting arrangement, subject to the negotiation and execution of definitive agreement, pursuant to which (i) Mr. Suozzi will provide certain consulting services on behalf of the Company for a term of one year (ii) in consideration for such services Mr. Suozzi shall receive options to purchase 75,000 shares of Common Stock at an exercise price of $5-11/16 per share. Such options are to be non-Plan options, fully vested and have a term of ten years.

(11) Includes options which are currently exercisable (or exercisable within 60 days) to purchase 197,667 shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company served as a sales representative in procuring a defense contract for Valentec International Limited ("VIL"), a corporation formed under the laws of the United Kingdom, 88.8% of which is owned by Robert A. Zummo, the Chief Executive Officer and Chairman of the Board of the Company, and arranging subcontractors for such defense contract. During fiscal year 1999, the Company incurred additional costs on behalf of VIL in connection with the defense contract procured for VIL during fiscal 1998. These additional costs, approximately $3.4 million, were collected in May 1999. The Company established a reserve in the amount of $0.6 million in the second quarter of fiscal 2000 against its receivable of $1.2 million from VIL, an affiliated party, as a result of uncertainty as to the affiliate's ability to generate sufficient cash to repay such amount. An agreement was signed in January 2000 between the Company and Mr. Zummo, whereby Mr. Zummo pledged to the Company his stock in the Company as collateral against such indebtedness. Further, Mr. Zummo has agreed to direct VIL to remit to the Company in satisfaction of a portion of the receivable, $564,000 to be received from a foreign customer. In connection with the Restructuring Agreement, discussed in Note 1 to consolidated financial statements, the pledged collateral has diminished in value, and Mr. Zummo has agreed to reduce future payments to him under his employment agreement to cover such receivable in the event the cash is not received from the foreign customer by July 1, 2001. In addition, the Company has agreed to release VIL from any amounts due in excess of such receivable. There were no sales to VIL during fiscal 2000.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14 is hereby supplemented to include the following Exhibit, which is filed with this Attachment.

(a)  (3) Exhibits:

         10.68  Executive Severance Program

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SAFETY COMPONENTS INTERNATIONAL, INC.


                                           By:      /s/ Brian Menezes
                                                    ----------------------------
                                                    Brian Menezes
                                                    Chief Financial Officer
                                                    Date:  July 21, 2000