Form 10-Q
period 2000-06-24
SAFETY COMPONENTS INTERNATIONAL INC
filed 2000-08-08
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 2000

                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                             (Debtor-in-Possession)
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    33-0596831
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)               Identification Number)

       Corporate Center, 40 Emery Street, Greenville, South Carolina 29605
              (Address and zip code of principal executive offices)



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


                         Yes     X            No
                              --------           ----


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                         Yes     X            No
                              --------           ----


The number of shares outstanding of the issuer's common stock, $.01 par value per share, as of August 7, 2000 was 5,136,316.

                      SAFETY COMPONENTS INTERNATIONAL, INC.

                                     PART I

                              FINANCIAL INFORMATION

The unaudited consolidated financial information at June 24, 2000 and for the thirteen week period ended June 24, 2000 and the audited consolidated financial information at March 25, 2000 relate to Safety Components International, Inc. and its subsidiaries.



ITEM 1.           FINANCIAL STATEMENTS                                                  PAGE
                  Consolidated Balance Sheets as of June 24, 2000 and
                  March 25, 2000                                                       3

                  Consolidated Statements of Operations for the
                  thirteen weeks ended June 24, 2000 and
                  June 26, 1999, as restated                                           4

                  Consolidated Statements of Cash Flows for the
                  thirteen weeks ended June 24, 2000 and
                  June 26, 1999, as restated                                           5

                  Notes to Consolidated Financial Statements                           6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       18


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                   20




                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                   21


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                           21


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                     21


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF

                  SECURITY HOLDERS                                                    21


ITEM 5.           OTHER INFORMATION                                                   21


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                    21


          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                (in thousands, except share and per share data)


                                                                                    June 24,        March 25,
                                                                                     2000             2000
                                                                                   ---------       ---------

ASSETS

Current assets:
          Cash and cash equivalents .............................................. $   8,112        $  10,264
          Accounts receivable, net ...............................................    42,620           41,281
          Receivable from affiliate, net .........................................       564              564
          Inventories, net (Note 4)...............................................    18,701           14,826
          Prepaid and other ......................................................     5,109            2,898
                                                                                   ---------        ---------
                      Total current assets .......................................    75,106           69,833

Property, plant and equipment, net ...............................................    63,354           65,779
Intangible assets, net ...........................................................    34,450           35,391
Other assets .....................................................................     1,180            4,557
                                                                                   ---------        ---------
                      Total assets ............................................... $ 174,090        $ 175,560
                                                                                   =========        =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise (Note 3):
     Current liabilities:
          Accounts payable ....................................................... $  10,762        $  22,373
          Accrued liabilities ....................................................    10,807           16,023
          Current portion of long-term obligations ...............................    22,592          131,587
                                                                                   ---------        ---------
                      Total current liabilities ..................................    44,161          169,983

     Long-term debt obligations ..................................................    34,537           15,736
     Other long-term liabilities .................................................     4,245            4,281
                                                                                   ---------        ---------
                      Total liabilities not subject to compromise ................    82,943          190,000
                                                                                   ---------        ---------

Liabilities subject to compromise (Note 3) .......................................   109,834             --
                                                                                   ---------        ---------

Commitments and contingencies

Stockholders' deficit:
           Preferred stock:  $.10 par value per share -
                  2,000,000 shares authorized and unissued .......................      --               --
           Common stock:  $.01 par value per share -
                  10,000,000 shares authorized; 6,629,008
                  shares issued and 5,136,316 outstanding ........................        66               66
           Common stock warrants .................................................        51               51
           Additional paid-in-capital ............................................    45,168           45,168
           Treasury stock:  1,492,692 shares at cost .............................   (15,439)         (15,439)
           Accumulated deficit ...................................................   (38,920)         (36,279)
           Cumulative translation adjustment .....................................    (9,613)          (8,007)
                                                                                   ---------        ---------
                      Total stockholders' deficit ................................   (18,687)         (14,440)
                                                                                   ---------        ---------
                      Total liabilities and stockholders' deficit ................ $ 174,090        $ 175,560
                                                                                   =========        =========


          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                                     Restated
                                                                                   Thirteen          Thirteen
                                                                                 Weeks Ended        Weeks Ended
                                                                                June 24, 2000       June 26, 1999
                                                                                --------------      -------------

Net sales ......................................................................   $ 58,034         $ 63,845
Cost of sales, excluding depreciation ..........................................     47,304           52,876
Depreciation ...................................................................      2,218            2,127
                                                                                   --------         --------
                   Gross profit ................................................      8,512            8,842

Selling and marketing expenses .................................................        636              759
General and administrative expenses ............................................      2,999            2,789
Research and development expenses ..............................................        130              223
Amortization of intangible assets ..............................................        329              575
                                                                                   --------         --------
                   Income from operations ......................................      4,418            4,496

Other expense, net .............................................................        297                8
Interest expense, net (Contractual interest $3,744, net) (Note 1) ..............      1,862            3,459
                                                                                   --------         --------
                   Income before reorganization items,
                      tax provision and extraordinary item .....................      2,259            1,029

Reorganization items (Note 1):
     Professional fees and expenses ............................................      1,200               --
     Loss on revaluation of senior subordinated notes ..........................      2,902               --
     Interest earned on accumulated cash .......................................        (29)              --
                                                                                   --------         --------
                   (Loss) income before tax provision and extraordinary item ...     (1,814)           1,029

Provision for income taxes .....................................................        254              388
                                                                                   --------         --------
                   (Loss) income before extraordinary item .....................     (2,068)             641

Extraordinary item - Loss on early extinguishment of debt ......................       (573)              --
                                                                                   --------         --------
Net (loss) income ..............................................................   $ (2,641)        $    641
                                                                                   ========         ========

Net (loss) income per common share, basic:
                   (Loss) income before extraordinary item .....................   $  (0.40)        $   0.12
                   Extraordinary item ..........................................   $  (0.11)        $     --
                                                                                   --------         --------
Net (loss) income per share, basic .............................................   $  (0.51)        $   0.12
                                                                                   ========         ========

Weighted average number of shares outstanding, basic ...........................      5,136            5,136
                                                                                   ========         ========

Net (loss) income per common share, assuming dilution:
                   (Loss) income before extraordinary item .....................   $  (0.40)        $   0.12
                   Extraordinary item ..........................................   $  (0.11)        $     --
                                                                                   --------         --------
Net (loss) income per share, assuming dilution .................................   $  (0.51)        $   0.12
                                                                                   ========         ========

Weighted average number of shares outstanding, assuming dilution ...............      5,136            5,166
                                                                                   ========         ========

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                                     Restated
                                                                                   Thirteen          Thirteen
                                                                                 Weeks Ended        Weeks Ended
                                                                                June 24, 2000      June 26, 1999
                                                                                -------------      -------------

Cash Flows From Operating Activities:
          Net cash (used in) provided by operating activities,
            excluding reorganization items .....................................   $ (1,464)        $  9,982
               Reorganization Items:
                  Interest received on accumulated cash due to
                   Chapter 11 proceeding .......................................         29               --
                                                                                   --------         --------
                         Net cash (used in) provided by operating activities ...     (1,435)           9,982
                                                                                   --------         --------

Cash Flows From Investing Activities:
          Additions to property, plant and equipment ...........................       (704)          (4,779)
          Additional consideration and costs for Phoenix Airbag ................       --               (444)
                                                                                   --------         --------
                         Net cash used in investing activities .................       (704)          (5,223)
                                                                                   --------         --------

Cash Flows From Financing Activities:
          Repayment of KeyBank revolving credit facility .......................    (37,900)             700
          Borrowing on Bank of America DIP revolving credit facility ...........     12,320               --
          Proceeds from KeyBank Subordinated DIP term note .....................     20,900               --
          Proceeds from Bank of America DIP term note ..........................      5,600               --
          Proceeds from Deutsche Bank mortgage .................................       --              2,907
          Repayments of debt, term notes and long-term obligations .............       (755)          (1,128)
                                                                                   --------         --------
                         Net cash provided by financing activities .............        165            2,479
                                                                                   --------         --------

Effect of exchange rate changes on cash ........................................       (178)            (412)
                                                                                   --------         --------
Change in cash and cash equivalents ............................................     (2,152)           6,826
Cash and cash equivalents, beginning of period .................................     10,264           10,607
                                                                                   --------         --------
Cash and cash equivalents, end of period .......................................   $  8,112         $ 17,433
                                                                                   ========         ========

Supplemental disclosures of cash flow  information:
      Cash paid (received) during the period for:
                         Interest ..............................................   $    700         $ 1,002
                         Income taxes ..........................................       (126)             --


          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


Note 1  Basis of Presentation

     The consolidated financial statements included herein have been prepared by Safety Components International, Inc. ("SCI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report, as is permitted by such rules and regulations; however, SCI believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 25, 2000. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods.

     As discussed in Note 2, on April 10, 2000 (the "Petition Date"), the Company and certain of its U.S subsidiaries (including Safety Components Fabric Technologies, Inc. and Automotive Safety Components International, Inc., but excluding Valentec International Corporation, LLC, Valentec Systems Inc. and Galion, Inc.), collectively, "Safety Filing Group," filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (Case Nos. 00-1644(JJF) through 00-1650(JJF)).

     The Company's financial statements as of June 24, 2000 have been prepared in accordance with Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants ("SOP 90-7"). In accordance with SOP 90-7, all pre-petition liabilities of SCI that are subject to compromise under the plan of reorganization are segregated in the Company's condensed consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the Chapter 11 case rather than as estimates of the amounts for which those allowed claims may be settled as a result of the Plan of Reorganization (as defined In Note 2). As of the effective date of the Plan of Reorganization, the Company will adopt "fresh start" reporting as defined in SOP 90-7. In accordance with "fresh start" reporting, the reorganization value of the company will be allocated to the emerging entity's specific tangible and identified intangible assets. Excess reorganization value, if any, will be reported as "reorganization value in excess of amounts allocable to identifiable assets" and amortized over a period of years as yet not determined. As a result of the adoption of such "fresh start" reporting, the Company's post-emergence financial statements ("successor") will not be comparable with its pre-emergence financial statements ("predecessor"), including the historical financial statements included in this quarterly report.

     The accompanying statements of operations reflect certain restructuring fees and expenses consisting of professional fees and expenses directly related to the debt restructuring and reorganization. Interest expense on the Company's senior subordinated notes has been reported to the Petition Date. Such interest expense was not reported subsequent to that date because it will not be paid during the bankruptcy case and will not be an allowed claim under the Plan of Reorganization. The difference between reported interest expense and stated contractual interest expense is approximately $1.9 million for this seventy-five day period.

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


     In accordance with SOP 90-7, a significant portion of the Company's outstanding debt, related accrued interest and pre-petition accounts payable is classified as "liabilities subject to compromise" at June 24, 2000. Comparable items in the prior year have not been reclassified to the presentation required by SOP 90-7. See Note 3 for a complete description of liabilities subject to compromise.

     The accompanying condensed consolidated financial statements include the financial position and results of operations of those operating subsidiaries of the Company which are not parties to the Chapter 11 filing. The following condensed combined financial statements of the Safety Filing Group have been prepared using the equity method of accounting for reporting the results of operations of all wholly-owned subsidiaries of the Company which are not debtors in the Chapter 11 case. The long-term intercompany balances include the Parent company's investment in subsidiaries for those subsidiaries not included in bankruptcy proceedings.


        Safety Filing Group
        Debtor-in-Possession
        Condensed Combined Balance Sheet (Unaudited)
        (In Thousands)

                                                           June 24, 2000
                                                           -------------
        ASSETS
        Current assets
             Cash and cash equivalents                       $  2,366
             Accounts receivable, net                          23,438
             Receivable from affiliate, net                       564
             Inventories, net                                  13,357
             Prepaid and other                                  2,529
                                                             --------
                  Total current assets                         42,254

        Property, plant and equipment, net                     29,766
        Intangible assets, net                                 20,865
        Other assets                                            9,156
        Intercompany balances with companies not
             debtors in bankruptcy, net                        50,243
                                                             --------

                  Total assets                               $152,284
                                                             ========

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



        Safety Filing Group
        Debtor-in-Possession
        Condensed Combined Balance Sheet (Unaudited)
        (In Thousands)

                                                         June 24, 2000
                                                         -------------

        LIABILITIES AND SHAREHOLDERS' DEFICIT
        Liabilities  not  subject  to compromise:
             Current liabilities
                  Accounts payable                         $  2,092
                  Accrued liabilities                         5,357
                  Current portion of long-term
                      obligations                            21,677
                                                           --------
                       Total current liabilities             29,126

             Long-term debt obligations                      31,326
             Other long-term liabilities                        685
                                                           --------

                       Total liabilities not
                         subject to compromise               61,137

        Liabilities subject to compromise                   109,834

        Stockholders' deficit:
             Preferred stock                                     --
             Common stock                                        66
             Common stock warrants                               51
             Additional paid-in-capital                      45,168
             Treasury stock                                 (15,439)
             Accumulated deficit                            (38,920)
             Cumulative translation adjustment               (9,613)
                                                           --------
                       Total stockholders' deficit          (18,687)
                                                           --------
             Total liabilities and stockholders'
               deficit                                     $152,284
                                                           ========

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


        Safety Filing Group
        Debtor-in-Possession
        Condensed Combined Statement of Operations (Unaudited)
        (In Thousands)

                                                     Three Months Ended
                                                        June 24, 2000
                                                     ------------------

        Net sales                                       $ 34,368
        Cost of sales, excluding depreciation             28,007
        Depreciation                                       1,043
                                                        --------
             Gross profit                                  5,318

        Selling and marketing expenses                       527
        General and administrative expenses                1,784
        Research and development expenses                     50
        Amortization of goodwill                             198
                                                        --------
              Income from operations                       2,759

        Other expense, net                                    78
        Interest expense, net                              1,129
        Equity in earnings of non-bankruptcy
            subsidiaries, net of tax                        (558)
                                                        --------
              Income before reorganization items,
                tax provision and extraordinary item         994

        Reorganization items, net                          4,073
                                                        --------
             Loss before tax provision and
               extraordinary item                         (1,963)

        Provision for income taxes                           105
                                                        --------
             Loss before extraordinary loss               (2,068)

        Extraordinary loss                                  (573)
                                                        --------
             Net loss                                   $ (2,641)
                                                        ========

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


Restatement of Previously Issued Financial Statements

     Subsequent to the issuance of the consolidated financial statements of SCI for the fiscal years ended March 27, 1999 and March 28, 1998, the Company determined that the reported results for those years were misstated. The Company's audit committee with the assistance of independent counsel and an independent public accounting firm conducted a thorough investigation and determined that a restatement of the Company's financial statements would be required for each of the fiscal years 1999 and 1998 and the twenty-six weeks ended September 25, 1999, as well as applicable quarterly periods contained within such years and twenty-six week period. The nature of the restatement is discussed more fully in the Company's Form 10-K for the year ended March 25, 2000. The restatement adjustments impacting the thirteen weeks ended June 26, 1999 are summarized as follows (in thousands):

                                         Thirteen weeks ended
                                             June 26, 1999
                                     ---------------------------
                                       Sales         Net Income
                                     ---------------------------
     Originally Filed                  $ 63,845      $    620
     Previously Reported Adjustments       --              29
                                       --------      --------
     Subtotal                               649        63,845
     Additional Adjustments                --              (8)
                                       --------      --------
      As Restated                      $ 63,845      $    641
                                       ========      ========


Note  2  Financial Restructuring and Chapter 11 Case

     The deterioration in the Company's financial condition that became evident in fiscal 1999, arising from a confluence of negative developments, particularly in the non-core businesses, caused it to experience material liquidity constraints in fiscal 2000. In addition, following the Company's restatement of its earnings and a default with respect to obligations under its credit agreement, KeyBank National Association, as administrative agent, and Fleet Bank (collectively, the "Senior Lenders") notified the trustee for the Company's 10 1/8% senior subordinated notes (the "Notes") that they were exercising their rights to block a scheduled interest payment due on January 18, 2000.

     On February 18, 2000, the common stock of the Company was delisted from the NASDAQ stock market.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 reached an agreement (the "Restructuring Agreement") that would be effected through a voluntary filing under Chapter 11 of the United States Bankruptcy Code. Pursuant to the Restructuring Agreement, the claims of the holders of the Company's senior subordinated notes ("Noteholders") will be converted in the right to receive 96.8% of the Company's equity after it emerges from Chapter 11. The current shareholders, excluding Robert Zummo, the Company's Chairman and Chief Executive Officer, will receive 3.2% of the Company's post bankruptcy equity and warrants to acquire 12% of such equity. In addition to the Restructuring Agreement, the Company also reached an agreement with the Senior Lenders subject to a paydown, to replace the KeyBank Credit Agreement (as hereinafter defined) with a post-petition subordinated debtor-in-possession ("DIP") financing facility.

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


     On the Petition Date, the Safety Filing Group filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (Case Nos. 00-1644(JJF) through 00-1650(JJF)). The Chapter 11 cases of the Safety Filing Group were assigned to the United States District Court for the District of Delaware (the "Court") before District Judge Farnan.

     On April 26, 2000, the Safety Filing Group received Court approval of a $30.6 million senior DIP financing facility that it had executed with Bank of America, N.A. The senior DIP financing is expected to provide adequate funding for all post-petition trade and employee obligations, the partial paydown of the pre-petition secured debt, as well as the Company's ongoing operating needs during the restructuring process. In conjunction with the closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained the remaining approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility as a replacement of their pre-petition credit facility.

     On May 19, 2000, Safety Filing Group filed its Statement of Financial Affairs and Schedules of Assets and Liabilities and, on May 24, 2000, the Court entered an order setting July 7, 2000 as the general filing deadline for creditors to file their proof of claims.

     On June 12, 2000, the Safety Filing Group filed with the United States Bankruptcy Court its Joint Plan of Reorganization (the "First Plan") pursuant to Rule 3016 (b), and the related disclosure statement pursuant to Section 1125 of the Bankruptcy Code. The First Plan (as amended, the "Plan") and the related disclosure statement (the "Disclosure Statement") were amended on July 18, 2000 and July 19, 2000. On July 19, 2000, the United States District Court for the District of Delaware approved the Disclosure Statement and set August 30, 2000 as the date to consider confirmation of the Plan. The Court also set August 25, 2000 as the deadline for creditors and equity holders to vote to accept or reject the Plan. The Plan seeks to implement the debt to equity conversion of the claims of the Noteholders as set forth in the Restructuring Agreement. Under the Plan, new shares of common and preferred stock would be authorized and new common stock would be issued. All Noteholder claims in the aggregate amount of approximately $96.8 million will be completely satisfied through the ratably proportionate distribution of 96.8% of the new common stock (subject to dilution through the exercise of warrants or other stock as may be issued under the
Plan). The holders of all other unsecured claims will receive a time-phased, payout of 100% of the principal amount of their allowed pre-Petition Date unsecured claims.

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


Note 3  Liabilities Subject to Compromise

     Liabilities included in the accompanying consolidated balance sheet at June 24, 2000, which are subject to compromise under the terms of the Plan are as follows (in thousands):

        Trade and other miscellaneous claims               $  13,050
        10 1/8% Senior Subordinated Notes                     90,000
        Accrued interest                                       6,784
                                                           ---------
             Total liabilities subject to compromise       $ 109,834
                                                           =========

     See Note 2 for further discussion of the impact of the Plan on the above liabilities subject to compromise.


Note 4  Composition of Certain Consolidated Balance Sheet Components
        (in thousands)

                              June 24, 2000           March 25, 2000
                              -------------           --------------

Inventories:
      Raw materials               $ 8,835                  $ 6,189
      Work-in-process               7,370                    5,988
      Finished goods                2,496                    2,649
                                  -------                  -------
                                  $18,701                  $14,826
                                  =======                  =======

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


Note  5  Long-Term Obligations (in thousands)

                                                                          June 24, 2000         March 25, 2000
                                                                          -------------         --------------
Senior Subordinated Notes due July 15, 2007, bearing
     interest at 10 1/8%                                                      $ 90,000             $  90,000
KeyBank Subordinated DIP term note due April 7, 2003,
     bearing interest at 11%                                                    20,900                     0
KeyBank revolving credit facility, bearing interest at 3.0% over
     LIBOR, refinanced on May 9, 2000                                                0                37,850
Bank of America DIP revolving credit facility due April 7, 2001,
     bearing interest at 1.25% over Prime                                       12,320                     0
Bank of America DIP term note, principal due in monthly
     installments  of $94 beginning June 1, 2000 to April 7, 2001, at which time the balance is due, bearing interest at 1.25%
     over Prime                                                                  5,506                     0
KeyCorp equipment note due July 10, 2005, bearing
     interest at 7.09%                                                           7,969                 8,074
Bank Austria mortgage note, due March 31, 2007, bearing
     interest at 1.0% over LIBOR                                                 5,250                 5,625
Deutsche Bank mortgage note, $801 due June 30, 2009 and
     $1,335 due  June 30, 2019, bearing interest at 4.05% and
     3.75%, respectively                                                         1,915                 2,136
Note payable, principal due in annual installments of $212
     beginning January 12, 1999 to January 12, 2002, bearing
     interest at 7.22% in semiannual installments                                  376                   398
A.1 Credit Corp note, due in monthly installments of $29 until
     November 3, 2001, bearing interest at 7.57%  (See Note 1).                    465                   526
Capital equipment notes payable, due in monthly installments with various interest rates of 8.02% to 16.0%, maturing at
     various dates through June 2002                                             2,428                 2,714
                                                                              --------            ----------
Total Obligations                                                              147,129               147,323
Less - Obligations subject to compromise (Note 3)                              (90,000)                    0
Less - Current portion not subject to compromise                               (22,592)             (131,587)
                                                                              --------            ----------
Total Long-Term Obligations not subject to compromise                         $ 34,537            $   15,736
                                                                              ========            ==========


     On April 26, 2000, the Safety Filing Group received Court approval of a $30.6 million senior DIP financing facility that it had executed with Bank of America, N.A. The senior DIP financing is expected to provide adequate funding for all post petition trade and employee obligations, the partial paydown of the pre-petition secured debt, as well as the Company's ongoing operating needs during the restructuring process. In conjunction with the closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained the remaining

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility as a replacement of their pre-petition credit facility. The post-petition senior and subordinated DIP facilities require the Company to meet certain crossover financial covenants. These covenants include a minimum quarterly EBITDA and Fixed Charge Coverage Ratio (as defined) and a minimum monthly EBITDA (as defined). For the quarter ending June 24, 2000 (and all related months thereof), the Company is in compliance of all financial covenants. Additionally, the DIP facilities contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies; become or remain liable with respect to any guaranty; acquire investments; make capital expenditures; declare or make dividends or other distributions; merge, consolidate or dispose of assets; incur liens; enter into capitalized lease and operating lease agreements and engage in sale and lease-back transactions.

     See Form 10-K from the year ended March 25, 2000 for further discussion on the various debt instruments noted above.


Note 6  Reconciliation to Diluted Earnings Per Share (in thousands)

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                                         Restated
                                                     Thirteen weeks ended          Thirteen weeks ended
                                                         June 24, 2000                 June 26, 1999
                                                     --------------------          --------------------
Net (loss) income                                           $  (2,641)                      $   641
                                                            =========                       =======

Weighted average number of common
    shares used in basic earnings per share                     5,136                         5,136
Effect of dilutive securities:
    Stock options                                                  --                            29
    Warrants                                                       --                             1
                                                            ---------                       -------
Weighted average number of common
    shares and dilutive potential common
    stock used in diluted earnings per share                    5,136                         5,166
                                                            =========                       =======

     Options on approximately 1,208,000 and 978,000 shares of common stock were not included in computing diluted earnings per share as of June 24, 2000 and June 26, 1999, respectively, because their effects were antidilutive. Warrants for approximately 124,000 and 104,000 were not included in the computation of diluted earnings per share at June 24, 2000 and June 26, 1999, respectively, because their effects were antidilutive.

     Pursuant to the Restructuring Agreement discussed in Note 2, the claims of the Noteholders will be converted in the right to receive 96.8% of the Company's equity after it emerges from Chapter 11. The current shareholders, excluding Robert Zummo, the Company's Chairman and Chief Executive Officer, will receive 3.2% of the Company's post-bankruptcy equity and warrants to acquire 12% of such equity.

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


Note 7  Comprehensive Income (in thousands)

     SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of comprehensive income, defined as the total of net income and all other non-owner changes in equity, which under generally accepted accounting principles, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore bypass net income. In SCI's case, the non-owner changes in equity relate to the foreign currency translation adjustment. Comprehensive loss is as follows:

                                                                            Restated
                                           Thirteen weeks ended        Thirteen weeks ended
                                               June 24, 2000              June 26, 1999
                                           --------------------         --------------------

Net (loss) income                               $(2,641)                     $   641
Foreign currency translation adjustment          (1,606)                      (1,007)
                                                -------                      -------

Comprehensive loss                              $(4,247)                     $  (366)
                                                =======                      =======


Note 8  Contingencies

     Net Operating Loss Carryforwards - At March 25, 2000, the Company estimates it had regular net operating loss carryforwards for tax purposes of approximately $50.0 million. However, these losses will be substantially reduced and limited in use as a result of the implementation of the Company's Plan of Reorganization (discussed in Note 2). In general, the Internal Revenue Code provides that a debtor in a bankruptcy case, such as the Company's, must reduce its tax attributes--such as its NOL carryforwards and current year NOLs, tax credits, and tax basis in certain assets--by any cancellation of indebtedness ("COD"). COD is the amount by which the indebtedness discharged exceeds any consideration given in exchange therefor. The Company anticipates that it will recognize significant COD, which will result in significant attribute reduction as a result of the exchanges occurring under the Plan of Reorganization. Such attribute reduction will substantially reduce the NOL carryforwards that might otherwise be available to offset future income.

     In addition, any NOLs and carryforwards and certain other tax attributes remaining after the attribute reduction outlined above will be subject to the limitations imposed by Section 382 of the Internal Revenue Code. Such limitations apply on certain changes in ownership, including changes such as those occurring under the Plan of Reorganization. The effect of these limitations is to limit the utilization of the net operating loss carryforwards and certain built-in losses to an amount equal to the value of the company multiplied by the Federal long-term tax exempt rate. Even before giving effect to the limitations occurring under the Plan of Reorganization, due to the Company's operating history, it is uncertain that it will be able to utilize all deferred tax assets. Therefore, a valuation allowance has been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities.

     Environmental Issues and Legal Proceedings - See Form 10-K from the year ended March 25, 2000 for further discussion on the various environmental issues and legal proceedings.

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



Note 9 Supplemental Guarantor Condensed Consolidating Financial Statements (in thousands)

     The Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company's principal wholly-owned domestic operating subsidiaries and certain of its indirect domestic wholly-owned subsidiaries (the "Guarantors"). Certain condensed consolidating information of the Guarantors are presented below as of June 24, 2000.

                                          Guarantor      Non-Guarantor       Parent       Elimination    Consolidated
                                        Subsidiaries     Subsidiaries      Corporation      Entries         Total
                                        -------------- ------------------ -------------- -------------- ---------------
Current assets..........................   $ 46,920        $23,939           $4,247             $0        $ 75,106
Total assets............................    112,009         61,889            8,439         (8,247)        174,090
Current liabilities.....................     22,469         23,833          ( 2,144)             3          44,161
Total liabilities not subject to
compromise............................      123,972         53,969          (95,001)             3          82,943
Liabilities subject to compromise...         11,972              0           97,862              0         109,834

Revenues...............................    $ 40,355        $20,421               $0        $(2,742)       $ 58,034
Gross profit (loss)......................     5,729          3,045              (37)          (225)          8,512
Income (loss) from operations.......          3,856          1,950           (1,358)           (30)          4,418
Income (loss) before taxes and
extraordinary item.....................       4,151          1,029           (6,953)           (41)         (1,814)
Net income (loss)......................       4,046            764           (7,527)            76          (2,641)


Note  10  Business Segment Information

     The Company's  operations have been classified into two operating segments:
(i) Automotive and Fabric - The Company manufactures fabrics and automotive airbags for several domestic and foreign automobile manufacturers under contracts with major airbag systems integrators. Included in Automotive and Fabric are technical fabric products, which are produced using similar production processes as for airbag fabric; and (ii) Metal and Defense - The Company acts as a systems integrator for the U.S. Army, coordinating the manufacture and assembly of components supplied by various subcontractors. The Company is also a manufacturer of projectiles and other metal components for small to medium caliber training and tactical ammunition for the U.S. Armed Forces and contractors within the defense business. Included in Metal and Defense are metal components manufactured for commercial purposes, which are produced using similar production processes as the defense-related metal components.

     In the second quarter of fiscal year 2000, management determined that the Company's reportable operating segments, disclosed in previous filings, were no longer consistent with the manner in which management reviews the Company's business operations and assesses the performance of its various product lines. Accordingly, the Company realigned its reportable operating segments to more appropriately reflect management's current practice. The Company evaluates performance and allocates resources based on earnings (operating income) before interest, taxes, depreciation, and amortization ("EBITDA"). The Company's reportable segments are differentiated by product and production process.

          SAFETY COMPONENTS INTERNATIONAL, INC. (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


The reportable segments are each managed separately because they manufacture distinct products with different production processes. Amounts for the first quarter of fiscal year 2000 have been reclassified to conform with management's revised approach to managing the business. Summarized financial information by business segment is as follows (in thousands):

                                                                                            Restated
                                                               Thirteen weeks            Thirteen weeks
                                                            ended June 24, 2000       ended June 26, 1999
                                                            --------------------      -------------------
Revenues from external customers:

      Airbag cushions                                             $33,228                   $33,187
      Airbag fabric                                                12,952                    12,741
      Technical fabric                                              5,867                     6,617
                                                                  -------                   -------
        Automotive and fabrics                                    $52,047                   $52,545
                                                                  =======                   ========

      Systems integrator                                           $2,366                   $ 6,312
      Metal components                                              3,621                     4,988
                                                                  -------                   -------
        Metal and defense                                         $ 5,987                   $11,300
                                                                  =======                   =======

EBITDAR * :
      Automotive and fabrics                                      $ 8,113                   $ 7,414
      Metal and defense                                                95                     1,004
      Corporate                                                    (1,243)                   (1,220)
                                                                 --------                   -------
                                                                  $ 6,965                   $ 7,198
                                                                  =======                   =======

* EBITDAR is defined as income from operations before depreciation, amortization and reorganization items.


Note 11 Subsequent Events

     As of July 21, 2000, the Company entered into a definitive agreement to sell its Valentec Systems, Inc. subsidiary ("Systems") to a management-led group for $4.148 million in cash. The sale is subject to a number of conditions, including approval by the Bankruptcy Court and the Company's Lenders. The hearing before the Bankruptcy Court has been set for August 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Results of Operations

First Quarter Ended June 24, 2000, Compared to First Quarter June 26, 1999, as restated

     Net Sales. Net sales decreased by $5.8 million or 9.1% to $58.0 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The decrease was primarily attributable to decreased sales volumes in the metal and defense business (or the "non-core operations") of $5.3 million or 47.0% of their business over prior year. European automotive operations decreased $3.6 million or 17.0% primarily due to adverse foreign currency translation rates (approximately 11.7%) and lower volume. Technical fabrics sales decreased $0.8 million or 11.3% compared to the first quarter of fiscal 2000 due to a planned reduction to make available weaving equipment to support the demand for airbag fabric to the Company's North American automotive operations. North American automotive operations increased $3.9 million or 10.0% compared to the first quarter of fiscal 2000 due to stronger demand in airbag fabric and cushions. The Company anticipates that results of its operations for its second quarter, typically the Company's weakest fiscal quarter due to the customary shutdown of the industry's automotive plants, will be negatively affected by expected continued poor performance of its non-core operations. The Company continues to consider its strategic alternatives regarding its non-core operations so that it can focus on the profitable automotive and fabrics operations. See Note 11 to Notes to Consolidated Financial Statements for further information regarding the proposed disposition of Valentec Systems, Inc.

     Gross Profit. Gross profit decreased by $330,000 or 3.7% for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The decrease was primarily attributable to decreased sales in the non-core operations, technical fabrics and European automotive operations, partially offset by increased sales and margin gains in North America automotive operations arising from efficiency improvements, product mix, and related success in the Lean Manufacturing program. Gross profit as a percentage of sales increased to approximately 14.7% for the first quarter of fiscal 2001 from 13.8% for the first quarter of fiscal 2000. The increase as a percentage of sales was due to the items discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $87,000 or 2.9% to $3.6 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Selling, general and administrative expenses as a percentage of sales increased to 6.3% for the first quarter of fiscal 2001 from 5.6% for the first quarter of fiscal 2000. The increase as a percentage of sales was primarily a result of a decline in sales in the non-core business.

     Research and Development Expenses. Research and development expenses decreased by $93,000 or 41.7% to $130,000 for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The research and development costs were incurred at SCFTI in its technical fabrics business.

     Operating Income. Operating income decreased by $78,000 or 1.7% to $4.4 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The decrease was primarily attributable to the items discussed above, and partially offset by reduced amortization of intangible assets.

     Other Expense. The Company recorded a foreign translation loss of $342,000 during the first quarter of fiscal 2001 as compared to an insignificant amount in the first quarter of fiscal 2000.

     Interest Expense. Interest expense decreased $1.6 million to $1.9 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The decrease was attributable to the Company not recording interest expense of $1.9 million after April 10, 2000 on its Notes because of the Chapter 11 bankruptcy proceeding.

     Reorganization Items. Professional fees and expenses totaled $1.2 million for the first quarter of fiscal 2001. Such expenses represent fees and expenses of the Company's legal counsel, the financial and legal counsel for the Senior Lenders and Noteholders, and other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The revaluation of the Notes totaled $2.9 million, representing the write-off of related deferred financing costs.

     Income Taxes. The income tax rate applied against pre-tax loss was 11.3% for the first quarter of fiscal 2001 compared to 37.7% against pre-tax income for the first quarter of fiscal 2000. The tax rate was lower during the first quarter of fiscal year 2001 due to recognizing tax expense for only certain foreign operations. See Note 8 to Notes to Consolidated Financial Statements for further information regarding the Net Operating Loss Carryforwards.

     Extraordinary   Item.  The  write-off  of  the  deferred   financing  costs
associated with the early termination of the KeyBank Credit Agreement totaled $573,000.

     Net (Loss) Income. The Company experienced a net loss of $2.6 million for the first quarter of fiscal 2001 compared to net income of $641,000 for the first quarter of fiscal 2000. This loss was a result of the items discussed above.


Liquidity and Capital Resources

     The Company's equipment and working capital requirements will continue to increase as a result of the anticipated growth of the Automotive and Fabrics operations. This growth is expected to be funded through a combination of cash flows from operations, equipment financing and through the use of lines of credit with the Company's Lenders, as discussed in the following paragraphs.

     Through thirteen weeks of fiscal 2001, net cash used in operations was $1.4 million. This is the result of the increase of accounts receivable, inventories and prepaid assets, offset by non-cash charges in the Company's net loss. Cash used by investing activities was $704,000, which represents capital expenditures for the Company. Net cash provided by financing activities through thirteen weeks of fiscal 2001 was $165,000, representing primarily the net proceeds from DIP financing, offset partially by payments for term notes, capital leases and mortgages. All of the activities noted above resulted in a net decrease in cash of $2.1 million in the first thirteen weeks of fiscal year 2001.

     On April 26, 2000, in conjunction with the filing of the Chapter 11 petition, the Safety Filing Group received Court approval of a $30.6 million senior DIP financing facility that it had executed with Bank of America, N.A. The senior DIP financing is expected to provide adequate funding for all post-petition trade and employee obligations, the partial paydown of the pre-petition secured debt, as well as the

Company's ongoing operating needs during the restructuring process. Upon closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained the remaining approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility as a replacement of their KeyBank Credit Agreement.

     The Company is in the process of negotiating with potential exit financing lenders to review its options of funding of post-bankruptcy needs, however no commitment has been received to date. Although several lenders, having completed their due diligence, have provided the Company with their strong expression to provide such funding, no formal commitment has been solicited or received.

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


Private Securities Litigation Reform Act of 1995

     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the ability of the Company to obtain sufficient exit financing and emerge from bankruptcy in accordance with the terms of the Plan; the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends; the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval of automobile manufacturers of airbag cushions currently in production; pricing pressures; labor strikes; the continued performance by its core operations at or above historical levels; the ability of the Company to consummate the proposed sale of Systems; and the ability to successfully identify strategic alternatives for the Company's other noncore operations or otherwise return such operations to profitability.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.

     To the extent that amounts borrowed under the DIP financing facility and the KeyBank Credit Agreement are outstanding, the Company has market risk relating to such amounts because the interest rates under the DIP financing facility and the KeyBank Credit Agreement are variable.

     The Company's operations in Germany, the UK and the Czech Republic expose the Company to currency exchange rates risks. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a sustained decline of these currencies versus the U.S. dollar, then the consolidated financial statements could be materially adversely affected.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Following the Company's restatement of its earnings and a default with respect to obligations under the KeyBank Credit Agreement, the Senior Lenders notified the trustee for the Notes that they were exercising their rights to block a scheduled interest payment due on January 18, 2000.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 reached an agreement (the "Restructuring Agreement") that would be effected through a voluntary filing under Chapter 11 of the United States Bankruptcy Code. Pursuant to the Restructuring Agreement, the claims of the holders of the Company's senior subordinated notes will be converted in the right to receive 96.8% of the Company's equity after it emerges from Chapter 11. The current shareholders, excluding Robert Zummo, the Company's Chairman and Chief Executive Officer, will receive 3.2% of the Company's post bankruptcy equity and warrants to acquire 12% of such equity. In addition to the Restructuring Agreement, the Company also reached an agreement with the Senior Lenders subject to a paydown, to replace their credit agreement with a post-petition subordinated debtor-in-possession financing facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        Not applicable.

ITEM 5. OTHER INFORMATION


        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibit No.                      Exhibits
         -----------                      --------

         27 Financial Data Schedule, which is submittede electronically to the Securities and Exchange Commission for information only and not filed.

(b)      Reports on Form 8-K.
         --------------------
         Not applicable.

                                  SIGNATURE(S)

          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SAFETY COMPONENTS INTERNATIONAL, INC.
                                 (Registrant)


DATED: August 8, 2000            BY: /s/ Brian P. Menezes
                                 -----------------------------------
                                 Brian P. Menezes
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)