Form 10-Q
period 2000-10-10
SAFETY COMPONENTS INTERNATIONAL INC
filed 2000-11-29
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 10, 2000

                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  33-0596831
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Identification Number)

               29 Stevens Street, Greenville, South Carolina 29605
              (Address and zip code of principal executive offices)

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

                               Yes [X]  No [_]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes [X]  No [_]

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, as of November 29, 2000 was 5,000,000.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

The unaudited consolidated financial information at October 10, 2000 and for the fifteen week and twenty-eight week periods then ended, unaudited consolidated statements of operations and of cash flows for the thirteen and twenty-six weeks ended September 25, 1999 (as restated) and the audited consolidated financial information at March 25, 2000 relate to Safety Components International, Inc. and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
         Consolidated Balance Sheets as of October 10, 2000
         (unaudited) and March 25, 2000                                       3

         Unaudited consolidated Statements of Operations for the
         fifteen weeks ended October 10, 2000 and the
         thirteen weeks ended September 25, 1999, as restated                 4

         Unaudited consolidated Statements of Operations for the
         twenty-eight weeks ended October 10, 2000 and
         the twenty-six weeks ended September 25, 1999, as restated           5

         Unaudited consolidated Statements of Cash Flows for the
         twenty-eight weeks ended October 10, 2000 and the twenty-six
         weeks ended September 25, 1999, as restated                          6

         Notes to Unaudited Consolidated Financial Statements                 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                   26

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   26

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     27

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                    27

ITEM 5.  OTHER INFORMATION                                                   27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    27

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                (in thousands, except share and per share data)

                                                                                                    Reorganized   |    Predecessor
                                                                                                       Company    |      Company
                                                                                                     October 10,  |     March 25,
                                                                                                        2000      |       2000
                                                                                                     ---------    |    ---------
                                                                                                                  |        (1)
                                                                                                                  |
ASSETS                                                                                                            |
                                                                                                                  |
Current assets:                                                                                                   |
     Cash and cash equivalents ................................................................      $   4,865    |    $  10,264
     Accounts receivable, net .................................................................         31,995    |       33,326
     Receivable from affiliate, net ...........................................................            564    |          564
     Inventories, net (Notes 3 and 5) .........................................................         19,440    |       14,016
     Prepaid and other ........................................................................          3,203    |        2,898
                                                                                                     ---------    |    ---------
                       Total current assets ...................................................         60,067    |       61,068
                                                                                                                  |
Property, plant and equipment, net (Notes 3 and 5) ............................................         46,421    |       56,316
Reorganization value in excess of amounts allocable to identifiable assets (Note 3) ...........         15,816    |           --
Intangible assets, net (Note 3) ...............................................................          1,073    |       35,391
Other assets ..................................................................................          1,580    |        4,557
Net assets held for sale (Note 4) .............................................................          7,257    |       11,363
                                                                                                     ---------    |    ---------
                       Total assets ...........................................................      $ 132,214    |    $ 168,695
                                                                                                     =========    |    =========
                                                                                                                  |
                                                                                                                  |
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                                    |
                                                                                                                  |
Current liabilities:                                                                                              |
     Accounts payable .........................................................................      $  18,086    |    $  19,147
     Accrued and other current liabilities (Note 3) ...........................................         14,257    |       13,919
     Current portion of long-term debt (Notes 2, 3 and 6) .....................................         14,310    |      131,107
                                                                                                     ---------    |    ---------
                       Total current liabilities ..............................................         46,653    |      164,173
                                                                                                                  |
Long-term debt (Notes 2 and 6) ................................................................         33,803    |       15,145
Other long-term liabilities ...................................................................            758    |        3,817
                                                                                                     ---------    |    ---------
                       Total liabilities ......................................................         81,214    |      183,135
                                                                                                     ---------    |    ---------
                                                                                                                  |
Commitments and contingencies (Note 10)                                                                           |
                                                                                                                  |
Stockholders' equity (deficit) (Notes 2, 3 and 7):                                                                |
     Predecessor Company preferred stock: 2,000,000 shares authorized and unissued ............             --    |           --
     Reorganized Company preferred stock: 5,000,000 shares authorized and unissued ............             --    |           --
     Predecessor Company common stock:  $.01 par value per share - 10,000,000 shares                              |
        authorized; 6,629,008 shares issued and 5,136,316 outstanding .........................             --    |           66
     Reorganized Company common stock:  $.01 par value per share - 20,000,000 shares                              |
        authorized; 5,000,000 shares issued and outstanding ...................................             50    |           --
     Common stock warrants ....................................................................             34    |           51
     Additional paid-in-capital ...............................................................         50,916    |       45,168
     Treasury stock:  1,492,692 shares at cost ................................................             --    |      (15,439)
     Accumulated deficit ......................................................................             --    |      (36,279)
     Cumulative translation adjustment ........................................................             --    |       (8,007)
                                                                                                     ---------    |    ---------
                       Total stockholders' equity (deficit) ...................................         51,000    |      (14,440)
                                                                                                     ---------    |    ---------
                       Total liabilities and stockholders' equity (deficit) ...................      $ 132,214    |    $ 168,695
                                                                                                     =========    |    =========

(1) Derived from the Company's audited financial statements at March 25, 2000.


            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (in thousands, except per share data)

                                                                                                                     Predecessor
                                                                                                   Predecessor         Company
                                                                                                     Company           Restated
                                                                                                     Fifteen           Thirteen
                                                                                                   Weeks Ended        Weeks Ended
                                                                                                October 10, 2000  September 25, 1999
                                                                                                ----------------  ------------------
Net sales (Note 1) ...............................................................................   $ 57,091          $ 46,040
Cost of sales, excluding depreciation ............................................................     47,360            38,074
Depreciation .....................................................................................      2,039             1,751
                                                                                                     --------          --------
       Gross profit ..............................................................................      7,692             6,215

Selling and marketing expenses ...................................................................        545               582
General and administrative expenses ..............................................................      2,385             2,838
Research and development expenses ................................................................        232               424
Amortization of intangible assets ................................................................        346               377
                                                                                                     --------          --------
       Income from operations ....................................................................      4,184             1,994

Other expense, net ...............................................................................        576               161
Interest expense, net (Contractual interest of $4,717 during fifteen weeks ended
   October 10, 2000, net) (Note 1) ...............................................................      2,032             3,604
                                                                                                     --------          --------
       Income (loss) before reorganization items, income tax benefit, discontinued
         operations and extraordinary gain .......................................................      1,576            (1,771)

Reorganization items (Notes 1and 3):
     Fair value adjustments ......................................................................     34,013                --
     Restructuring charges .......................................................................      1,125                --
     Professional fees and expenses ..............................................................      2,529                --
                                                                                                     --------          --------
       Loss before income tax benefit, discontinued operations and extraordinary gain ............    (36,091)           (1,771)

Income tax benefit ...............................................................................    (17,764)             (888)
                                                                                                     --------          --------
       Loss from continuing operations (before discontinued operations and extraordinary gain) ...    (18,327)             (883)

Discontinued operations (Note 4):
     Loss from discontinued operations, net of income tax benefit of $847 and $129, respectively .      1,122               548
     Gain on disposition of discontinued operations, net of income taxes of $125 .................       (214)               --
                                                                                                     --------          --------
       Loss from discontinued operations (before extraordinary gain) .............................    (19,235)           (1,431)

Extraordinary gain on early extinguishment of debt, net of income taxes of $17,473 ...............     29,943                --
                                                                                                     --------          --------
Net income (loss) (Note 1) .......................................................................   $ 10,708          $ (1,431)
                                                                                                     ========          ========

Net income (loss) per common share, basic and diluted:
       Loss from continuing operations ...........................................................   $  (3.57)         $  (0.17)
       Loss from discontinued operations .........................................................      (0.18)            (0.11)
       Extraordinary gain ........................................................................       5.83              0.00
                                                                                                     --------          --------
Net income (loss) per share, basic and diluted ...................................................   $   2.08          $  (0.28)
                                                                                                     ========          ========

Weighted average number of shares outstanding, basic and diluted .................................      5,136             5,136
                                                                                                     ========          ========

            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (in thousands, except per share data)

                                                                                                                     Predecessor
                                                                                                  Predecessor          Company
                                                                                                    Company           Restated
                                                                                                 Twenty-eight        Twenty-six
                                                                                                  Weeks Ended        Weeks Ended
                                                                                               October 10, 2000   September 25, 1999
                                                                                               ----------------   ------------------
Net sales (Note 1) ..............................................................................  $ 109,139          $  98,586
Cost of sales, excluding depreciation ...........................................................     89,406             81,509
Depreciation ....................................................................................      3,901              3,495
                                                                                                   ---------          ---------
           Gross profit .........................................................................     15,832             13,582

Selling and marketing expenses ..................................................................      1,074              1,192
General and administrative expenses .............................................................      4,867              4,923
Research and development expenses ...............................................................        353                647
Amortization of intangible assets ...............................................................        675                755
                                                                                                   ---------          ---------
           Income from operations ...............................................................      8,863              6,065

Other expense, net ..............................................................................        878                 92
Interest expense, net (Contractual interest of $8,486 during twenty-eight weeks ended
     October 10, 2000, net) (Note 1) ............................................................      3,833              7,045
                                                                                                   ---------          ---------
           Income (loss) before reorganization items, income tax benefit,
             discontinued operations and extraordinary gain .....................................      4,152             (1,072)

Reorganization items (Notes 1 and 3):
     Fair value adjustments .....................................................................     34,013                 --
     Restructuring charges ......................................................................      1,125                 --
     Professional fees and expenses .............................................................      3,729                 --
     Loss on revaluation of senior subordinated notes ...........................................      2,902                 --
     Interest earned on accumulated cash ........................................................        (29)                --
                                                                                                   ---------          ---------
           Loss before income tax benefit, discontinued operations
             and extraordinary gain .............................................................    (37,588)            (1,072)

Income tax benefit ..............................................................................    (17,511)              (749)
                                                                                                   ---------          ---------
           Loss from continuing operations (before discontinued operations and extraordinary
             gain) ..............................................................................    (20,077)              (323)

Discontinued operations (Note 4):
     Loss from discontinued operations, net of income tax benefit of $847 and provision
        of $120, respectively ...................................................................      1,440                467
     Gain on disposition of discontinued operations, net of income taxes of $125 ................       (214)                --
                                                                                                   ---------          ---------
           Loss from discontinued operations (before extraordinary gain) ........................    (21,303)              (790)

Extraordinary gain on early extinguishment of debt, net of income taxes of $17,473 ..............     29,370                 --
                                                                                                   ---------          ---------
Net income (loss) (Note 1) ......................................................................  $   8,067          $    (790)
                                                                                                   =========          =========

Net income (loss) per common share, basic and diluted:
           Loss from continuing operations ......................................................  $   (3.91)         $   (0.06)
           Loss from discontinued operations ....................................................      (0.24)             (0.09)
           Extraordinary gain ...................................................................       5.72               0.00
                                                                                                   ---------          ---------
Net income (loss) per share, basic and diluted ..................................................  $    1.57          $   (0.15)
                                                                                                   =========          =========

Weighted average number of shares outstanding, basic and diluted ................................      5,136              5,136
                                                                                                   =========          =========

            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                                                    Predecessor
                                                                                              Predecessor             Company
                                                                                                Company              Restated
                                                                                              Twenty-eight          Twenty-six
                                                                                              Weeks Ended           Weeks Ended
                                                                                            October 10, 2000     September 25, 1999
                                                                                            ----------------     ------------------
Cash Flows From Operating Activities:
     Net income (loss) .......................................................................  $  8,067             $   (790)
     Loss from discontinued operations .......................................................    (1,440)                (467)
     Gain on disposition of discontinued operations ..........................................       214                   --
                                                                                                --------             --------
     Income (loss) from continuing operations ................................................     6,841               (1,257)
        Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
            Reorganization items:
                Fair value adjustments .......................................................    34,013                   --
                Loss on revaluation of senior subordinated notes .............................     2,902                   --
                Interest received on accumulated cash due to Chapter 11 proceeding ...........       (29)                  --
            Extraordinary gain on early extinguishment of debt ...............................   (29,370)                  --
            Depreciation .....................................................................     3,901                3,495
            Amortization .....................................................................       675                  755
            (Gain) loss on sale of other assets ..............................................       (39)                  25
            Deferred income tax benefit ......................................................   (17,511)                (749)
            Changes in operating assets and liabilities ......................................     2,061                5,617
                                                                                                --------             --------
                   Net cash provided by continuing operations ................................     3,444                7,886
                   Net cash (used in) provided by discontinued operations ....................    (1,733)                 677
                                                                                                --------             --------
                   Net cash provided by operating activities .................................     1,711                8,563
                                                                                                --------             --------
Cash Flows From Investing Activities:
     Additions to property, plant and equipment ..............................................    (1,812)              (6,343)
     Proceeds on sale of other assets ........................................................        13                   --
     Additional consideration and costs for Phoenix Airbag ...................................        --               (2,061)
                                                                                                --------             --------
                   Net cash (used in) continuing operations ..................................    (1,799)              (8,404)
                   Net cash provided by (used in) discontinued operations ....................     2,863                 (693)
                                                                                                --------             --------
                   Net cash provided by (used in) investing activities .......................     1,064               (9,097)
                                                                                                --------             --------
Cash Flows From Financing Activities:
     Net (repayment of) borrowings on KeyBank revolving credit facility ......................   (37,900)                 700
     Net borrowing on Bank of America DIP revolving credit facility ..........................     8,986                   --
     Proceeds from KeyBank Subordinated DIP term note ........................................    20,900                   --
     Proceeds from Bank of America DIP term note .............................................     2,244                   --
     Proceeds from Deutsche Bank mortgage ....................................................        --                2,907
     Repayments of debt, term notes and long-term obligations ................................    (1,816)              (2,412)
                                                                                                --------             --------
                   Net cash (used in) provided by continuing operations ......................    (7,586)               1,195
                   Net cash (used in) discontinued operations ................................      (298)                (606)
                                                                                                --------             --------
                   Net cash (used in) provided by financing activities .......................    (7,884)                 589
                                                                                                --------             --------
Effect of exchange rate changes on cash ......................................................      (290)                (398)
                                                                                                --------             --------
Change in cash and cash equivalents ..........................................................    (5,399)                (343)
Cash and cash equivalents, beginning of period ...............................................    10,264               10,607
                                                                                                --------             --------
Cash and cash equivalents, end of period .....................................................  $  4,865             $ 10,264
                                                                                                ========             ========

Supplemental disclosures of cash flow  information:  Cash paid during the period for:
                   Interest ..................................................................  $  1,608             $  6,789
                   Income taxes ..............................................................        --                    3

     Non-cash financing activities:
                   Elimination of 10 1/8% Senior Notes due 2007, including accrued interest...   (96,784)                  --
                   Write-off of common stock of Predecessor Company ..........................       (66)                  --
                   Write-off of common stock warrants of Predecessor Company .................       (51)                  --
                   Elimination of treasury stock of Predecessor Company ......................   (15,439)                  --
                   Issuance of common stock of Reorganized Company ...........................        50                   --
                   Issuance of common stock warrants of Reorganized Company ..................        34                   --

            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Basis of Presentation

     The consolidated financial statements included herein have been prepared by Safety Components International, Inc. and subsidiaries ("SCI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, SCI believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 25, 2000. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods. These adjustments include those of a normal recurring nature, reclassifications of prior period amounts for the effects of discontinuing non-automotive operations and adjustments resulting from the adoption of "fresh start" accounting as discussed below.

     As discussed in Note 2, on April 10, 2000 (the "Petition Date"), the Company and certain of its U.S subsidiaries (including Safety Components Fabric Technologies, Inc. and Automotive Safety Components International, Inc., but excluding Valentec Wells LLC (fka Valentec International Corporation, LLC), Valentec Systems Inc. and Galion, Inc., (collectively, "Safety Filing Group")), filed a voluntary petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware (Case Nos. 00-1644(JJF) through 00-1650(JJF)).

     On October 11, 2000, the Company emerged from Chapter 11. Accordingly, the Company's financial statements as of October 10, 2000 have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. Under SOP 90-7, the Company's financial information for the periods on or prior to October 10, 2000 are termed "Predecessor Company" and financial information subsequent to October 10, 2000, including the interim balance sheet presented herein, are termed "Reorganized Company" and give effect to the application of "fresh start" accounting. See further discussion of the effect of SOP 90-7 on the Company's consolidated financial statements at Note 3 herein.

     The accompanying statements of operations reflect certain restructuring fees and expenses including professional fees and expenses directly related to the debt restructuring and reorganization. Interest expense on the Company's senior subordinated notes has been reported to the Petition Date. Such interest expense was not reported subsequent to that date because it was not required to be paid during the bankruptcy case and was not an allowed claim under the Plan of Reorganization. The difference between reported interest expense and stated contractual interest expense is approximately $4.7 million for the twenty-eight weeks ended October 10, 2000.

Reclassification of Prior Period Amounts for Discontinued Operations

     As discussed in Note 4, effective as of October 10, 2000, the Company concluded to sell its non-core (metal and defense) operations. Accordingly, all prior period amounts have been reclassified so that

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


the net assets of the non-core metal and defense businesses are presented as "net assets held for sale" in the accompanying consolidated balance sheets and the operating results of the non-core businesses have been presented as
"discontinued operations" in the accompanying consolidated statements of operations.

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

     The restatement adjustments impacting net income (there was no effect on net sales) for the thirteen weeks and twenty-six weeks ended September 25, 1999 are summarized as follows (in thousands):

                                                    Predecessor Company
                                       ---------------------------------------------
     Net Income                         Thirteen weeks ended   Twenty-six weeks ended
                                         September 25, 1999      September 25, 1999
                                       ---------------------   ---------------------
     Originally Filed                                $(1,424)                $  (804)
     Previously Reported Adjustments                    --                        29
                                       ---------------------   ---------------------
     Subtotal                                         (1,424)                   (775)
     Additional Adjustments                               (7)                    (15)
                                       ---------------------   ---------------------
      As Restated                                    $(1,431)                $  (790)
                                       =====================   =====================

Note 2  Financial Restructuring and Chapter 11 Case

     The deterioration in the Company's financial condition that became evident in fiscal 1999, arising from a confluence of negative developments, particularly in the non-core businesses, caused it to experience material liquidity constraints in fiscal 2000. In addition, following the Company's restatement of its earnings and a default with respect to obligations under its credit agreement (the "KeyBank Credit Agreement"), KeyBank National Association, as administrative agent, and Fleet Bank (collectively, the "Senior Lenders") notified the trustee for the Company's 10 1/8% senior subordinated notes (the "Notes") that they were exercising their rights to block a scheduled interest payment due on the Notes on January 18, 2000.

     On February 18, 2000, the common stock of the Company was delisted from the NASDAQ stock market.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 reached an agreement (as amended, the "Restructuring Agreement") that would be effected through a voluntary filing under Chapter 11. Pursuant to the Restructuring Agreement, the claims of the holders of the Company's Notes ("Noteholders") were to be converted into the right to receive 4,840,774 shares of the Company's post bankruptcy common

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


stock when the Company emerged from Chapter 11 (4,816,574 shares to the Noteholders and 24,200 shares to the financial advisors of the Noteholders). The shareholders, excluding Robert Zummo, the Company's then Chairman and Chief Executive Officer, were to receive 159,226 shares of the Company's post bankruptcy common stock and warrants to acquire an additional 681,818 of such common stock. In addition to the Restructuring Agreement, the Company also reached an agreement with the Senior Lenders subject to a paydown, to replace the KeyBank Credit Agreement with a post-petition subordinated debtor-in-possession ("DIP") financing facility.

     On the Petition Date, the Safety Filing Group filed a voluntary petition under Chapter 11 with the United States Bankruptcy Court for the District of Delaware (Case Nos. 00-1644(JJF) through 00-1650(JJF)). The Chapter 11 cases of the Safety Filing Group were assigned to the United States District Court for the District of Delaware (the "Court") before District Judge Farnan.

     On April 26, 2000, the Safety Filing Group received Court approval of a $30.6 million senior DIP financing facility that it had executed with Bank of America, N.A. The senior DIP financing was expected to provide adequate funding for all post-petition trade and employee obligations, the partial paydown of the pre-petition secured debt, as well as the Company's operating needs during the restructuring process. In conjunction with the closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained the remaining approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility as a replacement of their pre-petition credit facility.

     On May 19, 2000, the Safety Filing Group filed its Statement of Financial Affairs and Schedules of Assets and Liabilities and, on May 24, 2000, the Court entered an order setting July 7, 2000 as the general filing deadline for creditors to file their proof of claims.

     On June 12, 2000, the Safety Filing Group filed with the United States Bankruptcy Court its Joint Plan of Reorganization (the "First Plan") pursuant to Rule 3016 (b), and the related disclosure statement pursuant to Section 1125 of the Bankruptcy Code. The First Plan (as amended, the "Plan") and the related disclosure statement (as amended, the "Disclosure Statement") were amended on July 18, 2000 and July 19, 2000. On July 19, 2000, the Court approved the Disclosure Statement and set August 30, 2000 as the date to consider confirmation of the Plan. The Court also set August 25, 2000 as the deadline for creditors and equity holders to vote to accept or reject the Plan. The Plan provided for the implementation of a debt to equity conversion of the claims of the Noteholders as set forth in the Restructuring Agreement. Under the Plan, new shares of common and preferred stock would be authorized and new common stock would be issued. All Noteholder claims in the aggregate amount of approximately $96.8 million (including accrued interest to the Petition Date) would be completely satisfied through the ratably proportionate distribution of approximately 4,840,000 shares of the new common stock (subject to dilution through the exercise of warrants or other stock as may be issued under the
Plan). The holders of all other unsecured claims would receive a time-phased, payout of 100% of the principal amount of their allowed pre-Petition Date unsecured claims.

     On August 31, 2000, the Court entered an order approving the Plan. On August 31, 2000, the Court also entered an order approving the sale by the Company of its wholly owned subsidiary Valentec Systems, Inc. ("Systems") to VTECH Corporation for approximately $2.9 million in cash. Such sale was consummated effective as of the close of business on August 31, 2000 (see Note
1).

     On October 11, 2000 (the "Emergence Date"), the Safety Filing Group emerged from Chapter 11

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


pursuant to the Plan confirmed by the Court. Pursuant to the Plan, as confirmed, upon emergence all of the Company's 10-1/8% senior notes due 2007 (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock and warrants to acquire an additional 681,818 shares of such common stock. Immediately upon emergence, the Company had 5,000,000 shares of common stock issued and outstanding and, other than the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. In addition, Safety Components' trade suppliers and other creditors will be paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

     The Company's Board of Directors, in accordance with the terms of the Plan, currently consists of the following new, non-employee directors: Carroll R. Wetzel, Jr. (Chairman), Andy Goldfarb, W. Allan Hopkins and Ben E. Waide III. John C. Corey continues as an employee member of the Board of Directors and has been promoted to Chief Executive Officer and President of the Company.

Note 3  Fresh Start Reporting

     With a fifty-three week fiscal year in 2001, the second quarter was to have ended September 30, 2000. However, for convenience purposes and to finalize all accounting for the reorganization in the second quarter (so that all future periods reflect the Reorganized Company under the principles of "fresh start" accounting), the Company extended the second quarter of fiscal year 2001 to October 10, 2000 which resulted in an additional seven business days of financial information reported. Management believes that the additional seven days of operating results did not have a material effect on the Company's net sales, operating profit or net income for the quarter ended October 10, 2000, and further believes that this presentation will be more meaningful.

     As previously discussed, the accompanying consolidated financial statements reflect the use of "fresh start" reporting at October 10, 2000 as required by SOP 90-7. Under "fresh start" reporting at October 10, 2000, the Company's assets and liabilities were adjusted to fair values and resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no accumulated deficit as of October 10, 2000. Accordingly, the consolidated financial statements for periods prior to October 10, 2000 (the "Predecessor
Company") will not be comparable to consolidated financial statements for periods presented subsequent to October 10, 2000. In conjunction with the revaluation of the assets and liabilities, a reorganization value for the entity was determined based upon the approximate fair value of the entity before considering debt requirements. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets and liabilities. The portion of the reorganization value which cannot be attributed to specific tangible or identified intangible assets of the Reorganized Company is reported as "reorganization value in excess of amount allocable to identifiable assets" ("Excess Reorganization Value").

     The total reorganization value assigned to the Company's net assets was determined by independent valuation, using the going-concern enterprise approach. The comparable-company multiple and discounted cash-flow methodologies were used to arrive at the going-concern value of the Company. These valuation techniques reflect both the market's current views of the Company's value as well as a longer-term focus on the intrinsic value of the Company's cash flow projections. The valuation multiples

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


and discount rates used in the valuation were based on the public market valuation of selected public companies deemed generally comparable to the operating business of the Company. The valuation also took into account the following factors, not listed in order of importance:

     a)   The Company's valuation, as reorganized, on a going-concern basis.
     b) The Company's emergence from Chapter 11, pursuant to the Plan as filed with the Court.
     c) The Company's ability to obtain all future required financing and that no asset would be sold for liquidity purposes.
     d)   The estimated tax attributes of the Company.
     e) The general financial and market conditions as of the date of consummation of the Plan.

     The above valuation resulted in an estimated reorganization value attributable to the common stock of approximately $51.0 million. The Excess Reorganization Value of approximately $15.8 million was determined as the excess of the reorganization value over the fair value of the net assets acquired. The Company believes that the determination of its fair values, based on independent appraisals and other means, is substantially complete, however, estimates of certain liabilities are based on preliminary information and are subject to revision as information is finalized. Management does not believe, however, that the finalization of the fair values will have a significant effect on Excess Reorganization Value or the future results of operations of the Reorganized Company. Such Excess Reorganization Value will be amortized over twenty years.

     The results of operations in the accompanying consolidated statements of operations for the fifteen week period and the twenty-eight week period ended October 10, 2000 reflect the operations prior to the Company's emergence from bankruptcy and the effects of fresh start reporting adjustments. In this regard, the consolidated statements of operations for the fifteen weeks ended and twenty-eight weeks ended October 10, 2000 reflect an extraordinary gain of $29.9 million, net of tax of $17.5 related to the discharge of the Notes. Additionally, the consolidated statements of operations reflect $37.7 million of reorganization items for the fifteen week period ended October 10, 2000 and $41.7 million for the twenty-eight week period ended October 10, 2000, consisting primarily of gains and losses related to the adjustments of assets and liabilities to fair value.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The following summarizes the effects of "fresh start" accounting on the Company's consolidated balance sheet as of October 10, 2000 (in thousands) (unaudited):

                                    Pre-Fresh Start                                                Fresh Start
                                     Balance Sheet       Reorganization         Fresh Start       Balance Sheet
                                   October 10, 2000      Adjustments (a)      Adjustments (b)    October 10, 2000
                                   ----------------      ---------------      ---------------    ----------------
Current assets                        $  59,357                                 $     710            $  60,067
Property, plant and
    equipment, net                       53,056                                    (6,635)              46,421
Excess reorganization value                --                                      15,816               15,816
Intangible assets, net                   33,263                                   (32,190)               1,073
Other assets                              1,580                                                          1,580
Net assets held for sale                  7,257                                                          7,257
                                      ------------------------------------------------------------------------
     Total                            $ 154,513            $    --              $ (22,299)           $ 132,214
                                      ========================================================================
Accounts payable                      $  18,086                                                      $  18,086
Accrued and other current
    liabilities                          13,357            $   1,100                                    14,257
Current portion of
    long-term debt                       14,310                                                         14,310
Long-term debt                           33,803                                                         33,803
Other long-term liabilities                 758                                                            758
Liabilities subject to
    compromise-Notes                     96,784              (96,784)                                     --
Common stock                                 66                  (16)                                       50
Common stock warrants                        51                  (17)                                       34
Additional paid-in capital               45,168                5,748                                    50,916
Treasury stock                          (15,439)              15,439                                      --
Accumulated deficit                     (40,517)              74,530            $ (34,013)                --
Cumulative translation
    adjustment                          (11,714)                                   11,714                 --
                                      ------------------------------------------------------------------------
    Total                             $ 154,713            $    --              $ (22,299)           $ 132,214
                                      ========================================================================

(a) To record the transactions associated with the Plan as described in Note 1 and eliminate the accumulated deficit.

(b) To record the adjustments to assets and liabilities to reflect their estimated fair value, including the establishment of Excess Reorganization Value.

Note 4  Discontinued Operations

     As previously reported, the Company has been evaluating its strategic alternatives with respect to its non-core (metal and defense) businesses with a view to enhancing the Company's focus on the core (automotive) business. The Company has concluded that the value of its metal and defense businesses can be enhanced if suitable, strategic buyers in similar industries are found. Therefore, the Company's Board of Directors concluded to sell its non-core business within the next twelve months. Accordingly, the Company has intensified its efforts to find strategic buyers for its non-core businesses and will continue to fully support its non-core business and customers in order to preserve and potentially enhance value. As a result

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


of this decision, the Company has reported its non-core operations as discontinued operations in the accompanying consolidated financial statements. The non-core operations consist of the metal division located in California (Valentec Wells, LLC) and the defense systems and products divisions located in New Jersey (Valentec Systems, Inc.) and Ohio (Galion, Inc.), respectively. Accordingly, the Company reported the results of operations of the metal and defense businesses in the loss on discontinued operations which for the fifteen weeks ended October 10, 2000 totaled $1,122,000, net of income tax benefit of $847,000 and which for the twenty-eight weeks ended October 10, 2000 totaled $1,440,000, net of income tax benefit of $847,000. Amounts in the consolidated financial statements and related notes for all prior periods shown have been reclassed to reflect these non-core businesses as discontinued operations. For the fifteen weeks and twenty-eight weeks ended October 10, 2000, the Company has recorded $214,000, net of income taxes of $125,000, for the net estimated gain on the disposition of the non-core businesses, including the realized gain on the sale of Valentec Systems, Inc. discussed below.

     On August 31, 2000, the Company finalized the sale of Valentec Systems, Inc, ("Systems"), a systems integrator with the U.S. Army coordinating the manufacture and assembly components supplied by various subcontractors and part of the Company's non-core operations. Pursuant to a Stock Purchase Agreement dated July 21, 2000 between the Company, Systems and VTECH Corporation, the Company sold 100% of the shares of capital stock of Systems to VTECH Corporation for approximately $2.9 million in cash. At March 25, 2000, the carrying value of the net assets of Systems was $2.8 million and was included in the net assets of discontinued operations in the accompanying consolidated balance sheet. Systems accounted for $1.5 million or 2.5% of consolidated net sales for the fifteen weeks ended October 10, 2000 and $3.9 million or 3.2% of consolidated net sales for the twenty-eight weeks ended October 10, 2000. Systems had accounted for net sales of $9.7 million or 8.3% of consolidated net sales for the twenty-six weeks ended September 25, 1999 and net sales of $16.4 million or 7.2% of consolidated net sales for fiscal 2000. The sale of Systems resulted in a $1.2 million gain which was included in the disposition of discontinued operations in the accompanying unaudited consolidated statements of operations for the fifteen weeks and twenty-eight weeks ended October 10, 2000.

     Following is a summary financial information for the Company's discontinued metal and defense operations (unaudited) (in thousands):

                                                                                                      Restated
                                          Fifteen             Restated       Twenty-eight weeks   Twenty-six weeks
                                        weeks ended     Thirteen weeks ended        ended              ended
                                     October 10, 2000    September 25, 1999   October 10, 2000   September 25, 1999
                                     ----------------    ------------------   ----------------   ------------------
Net sales                                $  5,039            $  7,351            $ 11,026            $ 18,650
Discontinued operations:
     Loss from operations,
       net of income taxes                 (1,122)               (548)             (1,440)               (467)
     Gain on disposition,
       net of income taxes                    214                --                   214                --

     The gain on disposition, net of income taxes of $125,000, includes estimated operating profits from the measurement date to the anticipated disposal dates offset by the realized gain on sale of Systems of $1.2 million as discussed above. This is offset, however, by estimated plant restructuring expenses, interest costs and professional fees and expenses related to the disposition of these divisions.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     Net assets of discontinued operations at October 10, 2000 and March 25, 1999 were as follows (unaudited) (in thousands):

                                                    Reorganized          Predecessor
                                                      Company               Company
                                                 October 10, 2000       March 25, 2000
                                                 ----------------     ----------------
      Accounts receivable                                $  2,580             $  7,955
      Inventories, net                                      1,581                  810
      Property, plant and equipment, net                    7,330                9,463
                                                 ----------------     ----------------
             Total assets                                  11,491               18,228
      Current liabilities                                  (2,966)              (5,330)
      Note payable and other liabilities                   (1,268)              (1,535)
                                                 ----------------     ----------------
             Net assets held for sale                    $  7,257             $ 11,363
                                                 ================     ================

Note 5 Composition of Certain Consolidated Balance Sheet Components (in thousands)

                                                    Reorganized          Predecessor
                                                      Company               Company
                                                 October 10, 2000       March 25, 2000
                                                 ----------------     ----------------
Inventories:
      Raw materials                                      $  7,261             $  5,716
      Work-in-process                                       5,511                5,752
      Finished goods                                        6,668                2,548
                                                 ----------------     ----------------
      Total                                              $ 19,440             $ 14,016
                                                 ================     ================

                                                    Reorganized          Predecessor
                                                      Company               Company
                                                 October 10, 2000       March 25, 2000
                                                 ----------------     ----------------
Property, plant and equipment:
      Land and buildings                                 $ 14,021             $ 12,321
      Machinery and equipment                              30,274               58,008
      Furniture and fixtures                                  238                3,299
      Construction in process                               1,888                  984
                                                 ----------------     ----------------
                                                           46,421               74,612
      Less: accumulated depreciation                         --                (18,296)
                                                 ----------------     ----------------
      Total                                              $ 46,421             $ 56,316
                                                 ================     ================

     Inventories and property, plant and equipment of the Reorganized Company at October 10, 2000 have been revalued to their fair value pursuant to SOP 90-7. See Note 3 for further explanation of the fresh start adjustments.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Due to the revaluation of property, plant and equipment on October 10, 2000, the Company will change the estimated useful lives beginning in the third quarter of fiscal 2001.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 6  Long-Term Debt  (in thousands)

                                                                               Reorganized          Predecessor
                                                                                 Company              Company
                                                                            October 10, 2000      March 25, 2000
                                                                            ----------------      --------------
Senior Subordinated Notes due July 15, 2007, bearing
    interest at 10 1/8%  (see Note 3)                                           $    --              $  90,000

KeyBank Subordinated DIP term note due April 7, 2003,
    bearing  interest at 11%  (replaced  on October 11, 2000 with
    Subordinated Secured Note due October 11, 2002 - see Note 12,
    "Subsequent Events")                                                           20,900                 --

KeyBank revolving credit facility, bearing interest at 3.0%
    over LIBOR, refinanced on May 9, 2000                                            --                 37,850

Bank of America DIP revolving credit facility, bearing interest at 1.25% over Prime (repaid on October 12, 2000 with
    proceeds of new borrowings - see Note 12, "Subsequent
    Events")                                                                        8,986                 --

Bank of America DIP term note, bearing interest at 1.25%
    over Prime (repaid on October 12, 2000 with proceeds of new
    borrowings - see Note 12, "Subsequent Events")                                  2,244                 --

KeyCorp equipment note due July 10, 2005, bearing
     interest at 7.09%                                                              7,354                8,074

Bank Austria mortgage note, due March 31, 2007, bearing
     interest at 1.0% over LIBOR                                                    4,875                5,625

Deutsche Bank mortgage note, $801 due June 30, 2009 and
     $983 due June 30, 2019, bearing interest at 4.05% and
     3.75%, respectively                                                            1,784                2,136

Note payable, principal due in annual installments of $182
    through January 12, 2002, bearing interest at 7.22% in
    semiannual installments                                                           364                  398

A.1. Credit Corp note, due in monthly installments of $29 until
     November 3, 2001, bearing interest at 7.57%                                      378                  526

Capital equipment notes payable, due in monthly installments with various interest rates of 8.02% to 16.0%, maturing at
     various dates through June 2002                                                1,228                1,643
                                                                            ----------------      --------------
Total long-term debt                                                               48,113              146,252
Less - Current portion of long-term debt                                          (14,310)            (131,107)
                                                                            ----------------      --------------
Total long-term portion of debt                                                 $  33,803            $  15,145
                                                                            ================      ==============

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     On April 26, 2000, the Safety Filing Group received Court approval of a $30.6 million senior DIP financing facility that it had entered into with Bank of America, N.A. The senior DIP financing was expected to provide adequate funding for all post-petition trade and employee obligations, the partial paydown of the pre-petition secured debt and the Company's ongoing operating needs during the restructuring process. In conjunction with the closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained the remaining approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility as a replacement of their pre-petition credit facility. The post-petition senior and subordinated DIP facilities required the Company to meet certain crossover financial covenants. These covenants included a minimum quarterly EBITDA (as defined) and Fixed Charge Coverage Ratio (as defined) and a minimum monthly EBITDA (as defined). Additionally, the DIP facilities contained certain restrictive covenants that imposed limitations upon, among other things, the Company's ability to borrow monies; become or remain liable with respect to any guaranty; acquire investments; make capital expenditures; declare or make dividends or other distributions; merge, consolidate or dispose of assets; incur liens; enter into capitalized lease and operating lease agreements and engage in sale and lease-back transactions. For the quarter ended October 10, 2000 (and all related months thereof), the Company was in compliance with all financial and non-financial covenants.

     See the Company's Form 10-K for the year ended March 25, 2000 for further discussion on the various debt instruments noted above.

     In addition, see Note 12, "Subsequent Events", for discussion regarding exit financing arrangements to provide for a revolving credit facility (and repay the Bank of America DIP financing) and replace the KeyBank Subordinated DIP term note with the new Subordinated Secured Note with KeyBank.

Note 7  Stockholders' Equity (Deficit)

     Options  on  approximately  1,284,000  shares of common  stock and  124,000 warrants were not included in computing diluted earnings per share for the fifteen weeks and twenty-eight weeks ended October 10, 2000 and thirteen weeks and twenty-six weeks ended September 25, 1999, respectively, because their effects were antidilutive.

     Pursuant to the Restructuring Agreement discussed in Note 2, the claims of the Noteholders were converted into the right to receive 4,840,774 shares of the Company's common stock on the Emergence Date (4,816,574 shares to the Noteholders and 24,200 shares to the financial advisors of the Noteholders). The current shareholders, excluding Robert Zummo, the Company's former Chairman and Chief Executive Officer, received 159,226 shares of the Company's post-bankruptcy common stock (aggregate 5,000,000 shares issued and outstanding) and warrants to acquire an additional 681,818 shares of such common stock on the Emergence Date. All other options and warrants were cancelled on the Emergence Date.

     The warrants that were granted pursuant to the Restructuring Agreement to purchase 681,818 shares of the Company's common stock have an exercise price of $19.99 per share and expire on or before April 10, 2003. The warrants were assigned an estimated fair value, based on the Black-Scholes model, of $34,000. Since the strike price of the warrants is in excess of their fair value at date of grant, no compensation expense was recognized on the warrants.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 8  Comprehensive Income (in thousands)

     SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, which under accounting principles generally accepted in the United States of America, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore bypass net income (loss). In the Company's case, the non-owner changes in equity relate solely to the foreign currency translation adjustment. Comprehensive income (loss) for the Predecessor Company is as follows:

                                                                                                      Restated
                                       Fifteen              Restated          Twenty-eight weeks   Twenty-six weeks
                                     weeks ended       Thirteen weeks ended         ended               ended
                                   October 10, 2000     September 25, 1999    October 10, 2000    September 25, 1999
                                   ----------------     ------------------    ----------------    ------------------
Net income (loss)                      $ 10,708            $ (1,431)              $  8,067            $   (790)
Foreign currency
    translation adjustment               (9,613)                584                 (8,007)               (423)
                                       --------            --------               --------            --------
Comprehensive income
(loss)                                 $  1,095            $   (847)              $     60            $ (1,213)
                                       ========            ========               ========            ========

     At October  10,  2000,  all  intercompany  loans were  translated  at their current translation rates and, accordingly, the cumulative translation adjustment within the stockholders' equity section of the consolidated balance sheet is zero.

Note 9  Income Taxes

     At October 10, 2000, the Company estimates it had regular net operating loss ("NOL") carryforwards for tax purposes of approximately $13 million. Such NOL carryforwards were substantially reduced, by approximately $39 million, due to the cancellation of indebtedness ("COD") in connection with the Company's reorganization under Chapter 11. COD is the amount by which the indebtedness discharged (approximately $96.8 million) exceeds any consideration given in exchange (approximately $49 million in equity value) therefor. The remaining COD income was offset against the tax basis of depreciable assets.

     In addition, the remaining NOL carryforwards and certain other tax attributes are subject to the limitations imposed by Section 382 of the Internal Revenue Code. Such limitations apply on certain changes in ownership, including changes such as those occurring under the Plan. The effect of these limitations is to limit the utilization of the net operating loss carryforwards and certain built-in losses to an amount equal to the value of the Company multiplied by the Federal long-term tax exempt rate (yielding an annual limitation of approximately $2.7 million). Even before giving effect to the limitations occurring under the Plan, due to the Company's operating history, it is uncertain that the Company will be able to utilize all deferred tax assets. Therefore, a valuation allowance in the amount of $1.0 million has been provided equal to the deferred tax assets remaining after deducting all deferred tax liabilities.

Note 10  Contingencies

     After the Company's announcement in November 1999 of the restatement of its financial statements, the Company and several of its present or former officers and directors were named defendants

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


in a class action litigation commenced by shareholders of the Company in the United States District Court for the District of New Jersey. Eight separate lawsuits were filed, alleging violations of the federal securities laws, and were consolidated into one action. The parties executed a Memorandum of Understanding to settle the consolidated class action litigation for $4 million. The principal terms of the settlement were approved by the Court on September 11, 2000. The Company expects that its directors and officers insurance carrier will, subject to Court approval, satisfy the settlement obligations. Management does not presently believe that a resolution consistent with the Memorandum of Understanding would have a material effect on the financial statements.

Note 11  Effect of New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", effective for periods beginning after June 15, 2000. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

Note 12  Subsequent Events

     In connection with its emergence from Chapter 11, the Company announced the closing on October 11, 2000 of a three-year $35 million revolving credit facility with Congress Financial Corporation (Southern), (the "Congress Facility"), expiring October 11, 2003. The Congress Facility has allowed the Company to pay off its debtor-in-possession credit facilities with Bank of America and is expected to provide adequate funding for the Company's ongoing global operating needs. In addition to the Congress Facility, the Company also closed on October 11, 2000 a two-year subordinated secured note facility with the Senior Lenders for $20.9 million (the "Subordinated Facility"), expiring on October 11, 2002. If the Congress Facility had been in place on October 10, 2000, the Company's availability for additional borrowings would have been $12.2 million at that time.

     Under the Congress Facility, the Company may borrow the maximum of (a) $35 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of raw materials. Included within borrowings permitted under the Congress Facility are $7.6 million in term loans which will be repaid in equal monthly installments of approximately $127,000, with the unpaid principal amount due on October 11, 2003, unless the Congress Facility is renewed at that time. Also included within borrowings permitted under the Congress Facility is a $3 million letter of credit facility.

     The interest rate on the Congress Facility is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). Excess Availability is calculated as the lesser of the borrowing base of the Company or the amount equal to the $35 million less the amount of all outstanding and unpaid obligations of the Company plus the aggregate amount of all trade payables and other obligations of the Company which are more than sixty days past due. On the Emergence Date, the margin on prime rate loans was 0% and the margin on Eurodollar rate loans was 2%. The interest rate on the Subordinated Facility is fixed at 11%.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant. In addition, the Subordinated Facility provides for mandatory prepayments in the event that the Company's Consolidated EBITDA (as defined) exceeds certain specified levels following the Emergence Date. Additionally, both the Congress Facility and the Subordinated Facility contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies under the Congress Facility; incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends (no dividends are permitted to be repaid to holders of the Company's common stock) or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Results of operations for the second quarter and for the twenty-eight weeks ended October 10, 2000 includes an additional five and seven business days of operations as a result of the fifty-three week year in fiscal 2001 and the use of a convenience date (for the end of the second quarter to coincide with the Company's emergence from Chapter 11), respectively, as compared to the second quarter and the twenty-six weeks ended September 25, 1999. The consolidated financial statements for all periods have been reclassified to present the Company's non-core businesses as discontinued operations due to Management's intent to sell these non-core businesses.

Second Quarter Ended October 10, 2000 Compared to Second Quarter Ended September 25, 1999, as restated

     Net Sales. Net sales increased by $11.1 million or 24.0% to $57.1 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The increase was primarily attributable to the North American automotive operations increased sales of $10.8 million compared to the second quarter of fiscal 2000 due to stronger demand in airbag fabric and cushions and the additional days of operations in the second quarter of fiscal 2001. European automotive operations net sales increased by a net $200,000 due to the additional days of operations offset by the adverse effect of decreased foreign currency translation rates of approximately 8.5%.

     Gross Profit. Gross profit increased by $1.5 million or 23.8% for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Approximately $1.2 million of the increase was primarily attributable to increased sales principally in the North American automotive markets. Gross profit as a percentage of net sales remained constant at approximately 13.5% for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. Additionally, the effect of the fair value adjustment of $710,000 to the Company's inventory in the second quarter of fiscal year 2001 will have an adverse impact on the Company's following fiscal quarter gross profit results. The impact of the fair value adjustments on the second quarter of fiscal year 2001 was recognized in Reorganization Items to state inventory at its manufactured fair market value in accordance with fresh start accounting.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $490,000 or 14.3% to $2.9 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The decrease is primarily attributable to efficiencies gained and cost savings from the Company's restructuring efforts. Selling, general and administrative expenses as a percentage of net sales decreased to 5.1% for the second quarter of fiscal 2001 from 7.4% for the second quarter of fiscal 2000. The decrease as a percentage of net sales was primarily a result of the increase in net sales as discussed above and the cost savings from the Company's restructuring efforts.

     Research and Development Expenses. Research and development expenses decreased by $192,000 or 45.3% to $232,000 for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The research and development costs were primarily incurred at SCFTI (Greenville, South Carolina plant) in its technical fabrics business and other European airbag facilities.

     Operating Income. Operating income increased by $2.2 million or 109.8% to $4.2 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Approximately $1.5 million of the increase is attributable to increased sales and efficiency improvements as discussed above. Operating income as a percentage of net sales increased to 7.3% for the second quarter of fiscal 2001 from 4.3% for the second quarter of fiscal 2000. The increase as a percentage of net sales was primarily a result of the items discussed above.

     Other Expense. The Company recorded a foreign translation loss of $395,000 during the second quarter of fiscal 2001 as compared to an insignificant amount in the second quarter of fiscal 2000.

     Interest Expense. Interest expense decreased $1.6 million or 43.6% to $2.0 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The decrease was attributable to the Company not recognizing interest expense of $2.7 million after April 10, 2000 on its Notes pursuant to the Company's Restructuring Agreement in the Chapter 11 bankruptcy proceeding. If the $2.7 million of interest expense had been recognized in fiscal 2001, interest expense would have increased approximately $1.1 million from the comparable quarter of fiscal 2000. Such increase was primarily the result of increased interest rates during the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000.

     Reorganization Items. Professional fees and expenses totaled $2.5 million for the second quarter of fiscal year 2001. Such expenses represent fees and expenses of the Company's various legal and financial advisors, the financial and legal advisors for the Senior Lenders and Noteholders, and other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The restructuring charges consist primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer. The impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 resulted in a net charge of $34.0 million. See Note 3 to the Consolidated Financial Statements for further information regarding the effects SOP 90-7.

     Income Tax Benefit. The income tax benefit for the second quarter of fiscal 2001 is principally due to the income tax effect of the fresh start and other reorganization adjustments. See Note 9 to Notes to Consolidated Financial Statements for further information regarding income taxes and the Company's net operating loss carryforwards.

     Discontinued Operations. Loss from discontinued operations increased $574,000 or 104.7% to $1.1 million for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. The increase in loss is attributable to $1.3 million of restructuring costs related to the Valentec Wells operation. The gain on disposition of discontinued operations was $214,000 net of income taxes of $125,000 for the second quarter of fiscal 2000. The gain on disposition includes the $1.2 million realized gain on the sale of Systems offset by estimated plant restructuring expenses, interest costs and professional fees related to the disposition of the non-core business.

     Extraordinary Gain. The extinguishment of the Senior Subordinated Notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million.

     Net Income (Loss). The Company experienced net income of $10.7 million for the second quarter of fiscal 2001 compared to a net loss of $1.4 million for the second quarter of fiscal 2000. This change in earnings was a result of the items discussed above.

Twenty-eight Weeks Ended October 10, 2000 Compared to Twenty-six Weeks Ended September 25, 1999, as restated

     Net Sales. Net sales increased by $10.6 million or 10.7% to $109.1 million for the twenty-eight weeks ended October 10, 2000 compared to the twenty-six weeks ended September 25, 1999. The increase was primarily attributable to North American automotive operations increased sales of $23.6 million compared to fiscal 2000 due to stronger demand in airbag fabric and cushions and the additional days of operations. This increase in net sales is offset by the $9.6 million decrease in net sales of technical fabrics as compared to the twenty-six weeks ended September 25, 1999. This decrease was attributable to the reallocation of technical fabric production capacity to support the demand for airbag fabric to the Company's North American automotive operations. European automotive operations net sales decreased $3.4 million primarily due to the adverse effect of decreased foreign currency translation rates of approximately 9.1% and lower sales volume due to the uncertainty surrounding the Company's financial condition during the latter part of fiscal 2000.

     Gross Profit. Gross profit increased by $2.2 million or 16.6% for the twenty-eight weeks ended October 10, 2000 compared to the twenty-six weeks ended September 25, 1999. Approximately $1.9 million of the increase was primarily attributable to increased sales and margin gains in North American automotive operations arising from efficiency improvements, product mix, and related success in implementing the Company's Lean Manufacturing program. Gross profit as a percentage of net sales increased to approximately 14.5% for the twenty-eight weeks ended October 10, 2000 from 13.8% for the twenty-six weeks ended September 25, 1999. Additionally, the effect of the fair value adjustment of $710,000 to the Company's inventory in the second quarter of fiscal year 2001 will have an adverse impact on the Company's following fiscal quarter gross profit results. The impact of the fair value adjustments on the second quarter of fiscal year 2001 was recognized in Reorganization Items to state inventory at its manufactured fair market value in accordance with fresh start accounting.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $174,000 or 2.8% to $5.9 million for the twenty-eight weeks ended October 10, 2000 compared to the twenty-six weeks ended September 25, 1999. The decrease is primarily attributable to efficiencies gained and cost savings from the Company's restructuring efforts. Selling, general and administrative expenses as a percentage of net sales decreased to 5.4% for the twenty-eight weeks ended October 10, 2000 from 6.2% for the twenty-six weeks ended September 25, 1999. The decrease as a percentage of net sales was primarily a result of the increase in sales as discussed above and the cost savings from the Company's restructuring efforts.

     Research and Development Expenses. Research and development expenses decreased by $294,000 or 45.4% to $353,000 for the twenty-eight weeks ended October 10, 2000 compared to the twenty-six weeks ended September 25, 1999. The research and development costs were primarily incurred at SCFTI (Greenville, South Carolina plant) in its technical fabrics business and in other European airbag facilities.

     Operating Income. Operating income increased by $2.8 million or 46.1% to $8.9 million for the twenty-eight weeks ended October 10, 2000 compared to the twenty-six weeks ended September 25, 1999. Approximately $2.1 million of the increase is due to increased sales and efficiency improvements as discussed above. Operating income as a percentage of net sales increased to 8.1% for fiscal 2001 from 6.2% for fiscal 2000. The increase as a percentage of net sales was primarily a result of the items discussed above.

     Other Expense. The Company recorded a foreign translation loss of $737,000 during the twenty-eight weeks ended October 10, 2000 as compared to an insignificant amount in the twenty-six weeks ended September 25, 1999.

     Interest Expense. Interest expense decreased $3.2 million or 45.6% to $3.8 million for the twenty-eight weeks ended October 10, 2000 compared to the twenty-six weeks ended September 25, 1999. The decrease was primarily attributable to the Company not recognizing interest expense of $4.7 million after April 10, 2000 on its Notes pursuant to the Company's Restructuring Agreement in the Chapter 11 bankruptcy proceeding. If the $4.7 million of interest expense had been recognized in fiscal 2001, interest expense would have increased approximately $1.5 million from the comparable period of fiscal 2000. Such increase was primarily the result of increased interest rates during the twenty-eight weeks ended October 10, 2000 as compared to the twenty-six weeks ended September 25, 2000.

     Reorganization Items. Professional fees and expenses totaled $3.7 million for the twenty-eight weeks ended October 10, 2000. Such expenses represent fees and expenses of the Company's various legal and financial advisors, the financial and legal advisors for the Senior Lenders and Noteholders, and other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The revaluation of the Notes totaled $2.9 million, representing the write-off of related deferred financing costs. The restructuring charges consist primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer. The impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 resulted in a net charge of $34.0 million. See Note 3 to the Consolidated Financial Statements for further information regarding the effects of SOP 90-7.

     Income Tax Benefit. The income tax benefit for the twenty-eight weeks ended October 10, 2000 is principally due to the income tax effect of the fresh start and other reorganization adjustments. See Note 9 to Notes to Consolidated Financial Statements for further information regarding income taxes and the Company's net operating loss carryforwards.

     Discontinued Operations. Loss from discontinued operations increased $973,000 or 208.4% to $1.4 million for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. The increase is attributable to $1.3 million of restructuring costs related to the Valentec Wells operations. The gain on disposition of discontinued operations was $214,000 net of income taxes of $125,000 for fiscal 2001. The gain on disposition includes the $1.2 million realized gain on the sale of Systems offset by estimated plant restructuring expenses, interest costs and professional fees related to the disposition of the non-core business.

     Extraordinary Gain. The early extinguishment of the Senior Subordinated Notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million. This is offset by the $573,000 write-off of the deferred financing costs associated with the early termination of the KeyBank Revolving Credit Facility.

     Net Income (Loss). The Company experienced net income of $8.1 million for the twenty-eight weeks ended October 10, 2000 compared to a net loss of $790,000 for the twenty-six weeks ended September 25, 1999. This change in earnings was a result of the items discussed above.


Liquidity and Capital Resources

     The Company's equipment and working capital requirements will continue to increase as a result of the anticipated growth of operations. This growth is expected to be funded through a combination of cash flows from operations, equipment financing and through the use of lines of credit with the Company's lenders, as discussed in the following paragraphs.

     Through twenty-eight weeks of fiscal 2001, net cash provided by operating activities of continuing operations was $3.4 million. This decrease in net cash provided by continuing operations from $7.9 million in the prior year is primarily the result of changes in operating assets and liabilities and non-cash charges and credits resulting from the Company's bankruptcy and forgiveness of debt. Cash used in investing activities of continuing operations was $1.8 million through twenty-eight weeks of fiscal 2001 as compared to $8.4 million used in investing activities of continuing operations in the prior year. This change was due to a reduction of $4.5 million in the additions of property, plant and equipment as well as a decrease in the consideration and costs associated with the purchase of the German subsidiary. Net cash used in financing activities for continuing operations through twenty-eight weeks of fiscal 2001 was $7.6 million. This decrease from net cash provided by continuing operations of $1.2 million in the prior year is due primarily the net repayments of the Key Bank Credit Agreement and the DIP financing, along with repayments for term notes, capital leases and mortgages. All of the activities noted above resulted in a net decrease in cash of $5.4 million in the first twenty-eight weeks of fiscal year 2001.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 entered into the Restructuring Agreement that would be effected through a voluntary filing under Chapter 11. Pursuant to the Restructuring Agreement, the claims of the Noteholders were to be converted in the right to receive 4,840,774 shares of the Company's post bankruptcy common stock on the Emergence Date (4,816,574 shares to the Noteholders and 24,200 shares to the financial advisors of the Noteholders). The current shareholders, excluding Robert Zummo, the Company's former Chairman and Chief Executive Officer, were to receive 159,226 shares of the Company's post bankruptcy common stock and warrants to acquire an additional 681,818 shares of such common stock.

     On April 26, 2000, in conjunction with the filing of the Chapter 11 petition, the Safety Filing Group received Court approval of a $30.6 million senior DIP financing facility that it had executed with Bank of America, N.A. The senior DIP financing was expected to provide adequate funding for all post-petition trade and employee obligations, the partial paydown of the pre-petition secured debt, as well as the Company's ongoing operating needs during the restructuring process. Upon closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained the remaining approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility as a replacement of their KeyBank Credit Agreement.

     On August 31, 2000, the Court entered an order approving the Plan. On October 11, 2000 (the "Emergence Date'), the Safety Filing Group emerged from Chapter 11 pursuant to the Plan confirmed by the Court. Pursuant to the Plan, as confirmed, upon emergence all of the Company's 10-1/8% senior notes due 2007 (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock and warrants to acquire an additional 681,818 shares of such common stock. Immediately upon emergence, the Company had 5,000,000 shares of common stock issued and outstanding and, other than the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. In addition, Safety Components' trade suppliers and other creditors will be paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

     In connection with its emergence from Chapter 11, the Company announced the closing on October 11, 2000 of a three-year $35 million revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 11, 2003. The Congress Facility has allowed the Company to pay off its debtor-in-possession credit facilities with Bank of America and is expected to provide adequate funding for the Company's ongoing global operating needs. In addition to the Congress Facility, the Company also closed on October 11, 2000 a two-year subordinated secured note facility with the Senior Lenders for $20.9 million (the "Subordinated Facility"), expiring on October 11, 2002. If the Congress Facility had been in place on October 10, 2000, the Company's availability for additional borrowings would have been $12.2 million at that time.

     Under the Congress Facility the Company may borrow a maximum of (a) $35 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of raw materials. Included within borrowings permitted under the Congress Facility are $7.6 million in term loans which will be repaid in equal monthly installments of approximately $127,000, with the unpaid principal amount due on October

11, 2003, unless the Congress Facility is removed at that time. Also included within borrowings permitted under the Congress Facility is a $3 million letter of credit facility.

     The interest rate on the Congress Facility is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). Excess Availability is calculated as the lesser of the borrowing base of the Company or the amount equal to the $35 million less the amount of all outstanding and unpaid obligations of the Company plus the aggregate amount of all trade payables and other obligations of the Company which are more than sixty days past due. On the Emergence Date, the margin on prime rate loans was 0% and the margin on Eurodollar rate loans was 2%. The interest rate on the Subordinated Facility is fixed at 11%.

     The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted tangible net worth (as defined) covenant. In addition, the Subordinated Facility provides for mandatory prepayments in the event that the Company's Consolidated EBITDA (as defined) exceeds certain specified levels following the Emergence Date. Additionally, both the Congress Facility and the Subordinated Facility contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies under the Congress Facility; incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends (no dividends are permitted to be repaid to holders of the Company's common stock) or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

     The Company has budgeted capital expenditures of approximately $3.2 million for the remainder of fiscal 2001.

New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", effective for periods beginning after June 15, 2000. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company is in the process of reviewing the effect, if any, that SFAS 133 will have on the Company's consolidated financial statements and disclosures.

Private Securities Litigation Reform Act of 1995

     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends; the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval of automobile manufacturers of airbag cushions currently in production; pricing pressures; labor strikes; the continued performance by its discontinued operations at or above the estimated levels; and the ability to sell the Company's discontinued operations within the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK.

     To the extent that amounts borrowed under the Congress Facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. The Congress Facility was entered into on October 11, 2000, after the end of the Company's second fiscal quarter.

     The Company's operations in Mexico, Germany, the UK and the Czech Republic expose the Company to currency exchange rate risks. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a sustained decline of these currencies versus the U.S. dollar, then the consolidated financial statements could be materially adversely affected.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     After the Company's announcement of the restatements in November 1999, the Company and several of its present or former officers and directors were named defendants in a class action litigation commenced by shareholders of the Company in the United States District Court for the District of New Jersey. Eight separate lawsuits were filed, alleging violations of the federal securities laws, and all have been consolidated into one action. The parties executed a Memorandum of Understanding to settle the consolidated class action litigation for $4 million. The principal terms of the settlement were approved by the Court of the on September 11, 2000. The Company expects that its directors and officers insurance carrier will, subject to Court approval, satisfy the settlement obligations. Management does not presently believe that a resolution consistent with the Memorandum of Understanding would have a material effect on the financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On the Emergence Date, the Safety Filing Group emerged from Chapter 11 pursuant to the Plan confirmed by the Court. Pursuant to the Plan, as confirmed, upon emergence all of the Company's 10-1/8% senior notes due 2007 (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock and 681,818 warrants to acquire an additional 681,818 shares of such common stock. Immediately upon emergence, the Company had 5,000,000 shares of common stock issued and outstanding and, other than the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan.

     Under the Congress Facility, no dividends are permitted to be paid to holders of the Company's capital stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Following the Company's restatement of its fiscal 1999 and 2000 earnings and a default with respect to obligations under the KeyBank Credit Agreement, the Senior Lenders notified the trustee for the Notes that they were exercising their rights to block a scheduled interest payment due on January 18, 2000.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 entered into the Restructuring Agreement that would be effected through a voluntary filing under Chapter 11 of the United States Bankruptcy Code. Pursuant to the Restructuring Agreement, the claims of the holders of the Company's senior subordinated notes were converted into 4,840,774 shares of the Company's post-bankruptcy common stock and the pre-bankruptcy common stock excluding stock held by Robert Zummo, (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post bankruptcy common stock and warrants to acquire and additional 681,818 shares of such common stock. In addition to the Restructuring Agreement, the Company also reached an agreement with the Senior Lenders subject to a paydown, to replace their credit agreement with a post-petition subordinated debtor-in-possession financing facility.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.

ITEM 5.   OTHER INFORMATION
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.         Exhibits
          -----------------   --------------------------------------------------

          2.4 First Amended Joint Plan of Reorganization of Safety Components International, Inc., Safety Components Fabric Technologies, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany (DE) Inc., ASCI Holdings UK (DE) Inc., ASCI Holdings Mexico (DE) Inc., and ASCI Holdings Czech (DE) Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on September 9, 2000).

          3.5                 Certificate   of  Amendment  of  the  Amended  and
                              Restated Certificate of Incorporation of Safety Components International, Inc.

          3.6                 Amended Bylaws of Safety Components International,
                              Inc.

          10.68 Loan and Security Agreement dated as of October 11, 2000, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern).

          10.69 Subordinated Secured Credit Agreement dated as of October 11, 2000, by and among Safety Components International,

                              Inc., the subsidiaries named therein as Borrowers and Guarantors, KeyBank National Association ("KeyBank") and Fleet Bank, as lenders, and KeyBank as administrative agent.

          27                  Financial  Data   Schedule,   which  is  submitted
                              electronically to the Securities and Exchange Commission for information only and not filed.

     (b)  Reports on Form 8-K.

     The Company filed the following Current Reports since the filing date of the Company's last Quarterly Report on Form 10-Q:

     Current Report on Form 8-K, filed September 13, 2000, with an event date of August 30, 2000, relating to the Court's approval of the Plan and the sale of Valentec Systems, Inc., as amended by a Current Report on Form 8-K/A.

     Current Report on Form 8-K, filed October 24, 2000, with an event date of October 5, 2000, relating to the retention of Deloitte & Touche LLP as the Company's independent accountants, as amended by a Current Report on Form 8-K/A.

     Current Report on Form 8-K, filed on November 14, 2000, with an event date of October 11, 2000, relating to the Company's emergence from Chapter 11.


                                  SIGNATURE(S)

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SAFETY COMPONENTS INTERNATIONAL, INC.
                                                  (Registrant)


DATED: November 29, 2000                        By: /s/ Brian P. Menezes
                                                -------------------------------
                                                Brian P. Menezes
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)