Form 10-Q
period 2000-12-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 2001-02-13
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2000

                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
                      -------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 33-0596831
                --------                                 ----------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                 Identification Number)

               41 Stevens Street, Greenville, South Carolina 29605
               ---------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (864) 240-2600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No
                             -------         ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes   X          No
                             -------         ------

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, as of February 13, 2001 was 5,000,000.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION


The unaudited consolidated financial information at December 30, 2000 and for the twelve week period then ended (Reorganized Company), unaudited consolidated statements of operations and of cash flows for the thirteen and thirty-nine weeks ended December 25, 1999 (Predecessor Company) and the audited consolidated balance sheet at March 25, 2000 (Predecessor Company) relate to Safety Components International, Inc. and its subsidiaries.

    ITEM 1.    FINANCIAL STATEMENTS                                               PAGE
               --------------------                                               ----
            Consolidated Balance Sheets as of December 30, 2000 (Reorganized
            Company) (unaudited) and March 25, 2000 (Predecessor Company)          3

            Unaudited consolidated Statements of Operations for the twelve weeks ended December 30, 2000 (Reorganized Company) and the thirteen weeks
            ended December 25, 1999 (Predecessor Company)                          4

            Unaudited consolidated Statements of Operations for the period from
            October 11, 2000 to December 30, 2000 (Reorganized Company), the
            period from March 26, 2000 to October 10, 2000 and for the
            thirty-nine weeks ended December 25, 1999 (Predecessor Company)        5

            Unaudited consolidated Statements of Cash Flows for the period from
            October 11, 2000 to December 30, 2000 (Reorganized Company), the
            period from March 26, 2000 to October 10, 2000 and for the
            thirty-nine weeks ended December 25, 1999 (Predecessor Company)        6

            Notes to Unaudited Consolidated Financial Statements                   7

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       21

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                                   28

PART II OTHER INFORMATION                                                         28

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                (In thousands, except share and per share data)

                                                                                             Reorganized    |   Predecessor
                                                                                               Company      |     Company
                                                                                             December 30,   |    March 25,
                                                                                                 2000       |       2000
                                                                                             ------------   |    ---------
                                                                                                            |        (1)
ASSETS (Note 8)                                                                                             |
---------------                                                                                             |
Current assets:                                                                                             |
     Cash and cash equivalents .....................................................          $  11,219     |    $  10,264
     Accounts receivable, net ......................................................             32,577     |       33,326
     Receivable from affiliate, net ................................................                564     |          564
     Inventories, net (Notes 3 and 7) ..............................................             16,771     |       14,016
     Prepaid and other .............................................................              2,819     |        2,898
                                                                                              ---------     |    ---------
         Total current assets ......................................................             63,950     |       61,068
                                                                                                            |
Property, plant and equipment, net (Notes 3 and 7) .................................             47,077     |       56,316
Reorganization value in excess of amounts allocable to identifiable assets (Note 3)              15,712     |           --
Intangible assets, net (Notes 3 and 6) .............................................              1,227     |       35,391
Other assets .......................................................................              1,575     |        4,557
Net assets held for sale (Note 5) ..................................................              8,307     |       11,363
                                                                                              ---------     |    ---------
         Total assets ..............................................................          $ 137,848     |    $ 168,695
                                                                                              =========     |    =========
                                                                                                            |
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                              |
----------------------------------------------                                                              |
                                                                                                            |
Current liabilities:                                                                                        |
     Accounts payable ..............................................................          $  12,935     |    $  19,147
     Accrued and other current liabilities (Note 3) ................................             10,422     |       13,919
     Current portion of long-term debt (Notes 2, 3 and 8) ..........................              2,903     |      131,107
                                                                                              ---------     |    ---------
         Total current liabilities .................................................             26,260     |      164,173
                                                                                                            |
Long-term debt (Notes 2 and 8) .....................................................             56,197     |       15,145
Other long-term liabilities ........................................................              1,280     |        3,817
                                                                                              ---------     |    ---------
         Total liabilities .........................................................             83,737     |      183,135
                                                                                              ---------     |    ---------
                                                                                                            |
Commitments and contingencies (Note 12)                                                                     |
                                                                                                            |
Stockholders' equity (deficit) (Notes 2, 3 and 9):                                                          |
     Predecessor Company preferred stock: 2,000,000 shares authorized and unissued .                 --     |           --
     Reorganized Company preferred stock: 5,000,000 shares authorized and unissued .                 --     |           --
     Predecessor Company common stock:  $.01 par value per share - 10,000,000 shares                        |
        authorized; 6,629,008 shares issued and 5,136,316 outstanding ..............                 --     |           66
     Reorganized Company common stock:  $.01 par value per share - 20,000,000 shares                        |
        authorized; 5,000,000 shares issued and outstanding ........................                 50     |           --
     Common stock warrants .........................................................                 34     |           51
     Additional paid-in-capital ....................................................             50,916     |       45,168
     Treasury stock:  1,492,692 shares at cost .....................................                 --     |      (15,439)
     Accumulated earnings (deficit) ................................................              1,225     |      (36,279)
     Cumulative translation adjustment .............................................              1,886     |       (8,007)
                                                                                              ---------     |    ---------
         Total stockholders' equity (deficit) ......................................             54,111     |      (14,440)
                                                                                              ---------     |    ---------
         Total liabilities and stockholders' equity (deficit) ......................          $ 137,848     |    $ 168,695
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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                (In thousands, except share and per share data)


                                                                                             Reorganized    |     Predecessor
                                                                                               Company      |      Company
                                                                                               Twelve       |      Thirteen
                                                                                             Weeks Ended    |     Weeks Ended
                                                                                          December 30, 2000 |  December 25, 1999
                                                                                          ----------------- |  -----------------
Net sales (Note 1) .....................................................................       $ 42,071     |      $ 47,717
Cost of sales, excluding depreciation ..................................................         35,198     |        39,703
Depreciation ...........................................................................          1,455     |         1,873
                                                                                               --------     |      --------
         Gross profit ..................................................................          5,418     |         6,141
                                                                                                            |
Selling and marketing expenses .........................................................            447     |           567
General and administrative expenses ....................................................          2,552     |         3,807
Research and development expenses ......................................................            176     |            97
Amortization of intangible assets ......................................................            219     |           376
                                                                                               --------     |      --------
         Income from operations ........................................................          2,024     |         1,294
                                                                                                            |
Other income, net ......................................................................            525     |           107
Interest expense, net ..................................................................          1,220     |         3,658
                                                                                               --------     |      --------
         Income (loss) before income tax provision (benefit) and discontinued operations          1,329     |        (2,257)
                                                                                                            |
Income tax provision (benefit) .........................................................            104     |          (868)
                                                                                               --------     |      --------
         Income (loss) from continuing operations ......................................          1,225     |        (1,389)
                                                                                                            |
Discontinued operations (Notes 5 and 6):                                                                    |
     Loss from discontinued operations, net of income tax provision of $69 in 1999 .....             --     |       (17,849)
                                                                                               --------     |      --------
                                                                                                            |
Net income (loss) (Note 1) .............................................................       $  1,225     |      $(19,238)
                                                                                               ========     |      ========
                                                                                                            |
Net income per common share, basic and diluted: (A)                                                         |
         Income from continuing operations .............................................       $   0.25     |
         Loss from discontinued operations .............................................             --     |
                                                                                               --------     |
Net income per share, basic and diluted ................................................       $   0.25     |
                                                                                               ========     |
                                                                                                            |
Weighted average number of shares outstanding, basic and diluted (A) ...................          5,000     |
                                                                                               ========     |

(A) Share and per share data are not meaningful prior to October 10, 2000 due to the significant change in capital structure in connection with the Plan of Reorganization


           See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (In thousands, except per share data)


                                                                      Reorganized       |
                                                                        Company         |             Predecessor Company
                                                                      Period from       |      Period from            Thirty-nine
                                                                    October 11, 2000    |    March 26, 2000           Weeks Ended
                                                                  to December 30, 2000  |  to October 10, 2000     December 25, 1999
                                                                  --------------------  |  -------------------     -----------------
Net sales (Note 1) ...............................................      $  42,071       |       $ 109,139              $ 146,303
Cost of sales, excluding depreciation ............................         35,198       |          89,406                121,213
Depreciation .....................................................          1,455       |           3,901                  5,367
                                                                        ---------       |       ---------              ---------
         Gross profit ............................................          5,418       |          15,832                 19,723
                                                                                        |
Selling and marketing expenses ...................................            447       |           1,074                  1,761
General and administrative expenses ..............................          2,552       |           4,867                  9,006
Research and development expenses ................................            176       |             353                    466
Amortization of intangible assets ................................            219       |             675                  1,131
                                                                        ---------       |       ---------              ---------
         Income from operations ..................................          2,024       |           8,863                  7,359
                                                                                        |
Other income(expense), net .......................................            525       |            (878)                  (147)
Interest expense, net (contractual interest                                             |
  of $8,486 during period from March 26, 2000 to                                        |
  October 10, 2000, net) (Note 1) ................................          1,220       |           3,833                 10,541
                                                                        ---------       |       ---------              ---------
         Income (loss) before reorganization items, income                              |
           tax provision (benefit), discontinued                                        |
           operations and extraordinary gain .....................          1,329       |           4,152                 (3,329)
                                                                                        |
Reorganization items (Notes 1 and 3):                                                   |
     Fair value adjustments ......................................             --       |          34,013                     --
     Restructuring charges .......................................             --       |           1,125                     --
     Professional fees and expenses ..............................             --       |           3,729                     --
     Loss on revaluation of senior subordinated notes ............             --       |           2,902                     --
     Interest earned on accumulated cash .........................             --       |             (29)                    --
                                                                        ---------       |       ---------              ---------
         Income (loss) before income tax provision                                      |
            (benefit), discontinued operations                                          |
            and extraordinary gain ...............................          1,329       |         (37,588)                (3,329)
                                                                                        |
Income tax provision (benefit) ...................................            104       |         (17,511)                (1,618)
                                                                        ---------       |       ---------              ---------
         Income (loss) from continuing operations ................          1,225       |         (20,077)                (1,711)
                                                                                        |
Discontinued operations (Notes 5 and 6):                                                |
     Loss from discontinued operations, net of income                                   |
        tax benefit of $0 and $847 and provision                                        |
        of $189, respectively ....................................             --       |          (1,440)               (18,315)
     Gain on disposition of discontinued operations, net                                |
        of income taxes of $0, $125 and $0, respectively .........             --       |             214                     --
                                                                        ---------       |       ---------              ---------
         Income (loss) before extraordinary gain .................          1,225       |         (21,303)               (20,026)
                                                                                        |
Extraordinary gain on early extinguishment of                                           |
    debt, net of income taxes of $17,473 .........................             --       |          29,370                     --
                                                                        ---------       |       ---------              ---------
Net income (loss) (Note 1) .......................................      $   1,225       |       $   8,067              $ (20,026)
                                                                        =========       |       =========              =========
                                                                                        |
Net income per common share, basic and diluted: (A)                                     |
         Income from continuing operations .......................      $    0.25       |
         Loss from discontinued operations .......................             --       |
                                                                        ---------       |
                                                                                        |
Net income per share, basic and diluted ..........................      $    0.25       |
                                                                        =========       |
                                                                                        |
Weighted average number of shares outstanding, basic and diluted (A)        5,000       |
                                                                        =========       |

(A) Share and per share data are not meaningful prior to October 10, 2000 due to the significant change in capital structure in connection with the Plan of Reorganization


           See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In thousands)

                                                                          Reorganized     |
                                                                            Company       |            Predecessor Company
                                                                          Period from     |     Period from          Thirty-nine
                                                                       October 11, 2000   |   March 26, 2000         Weeks Ended
                                                                     to December 30, 2000 | to October 10, 2000   December 25, 1999
                                                                     -------------------- | -------------------   -----------------
Cash Flows From Operating Activities:                                                     |
  Net income (loss) ................................................       $  1,225       |      $  8,067             $(20,026)
  Loss from discontinued operations ................................             --       |         1,440               18,315
  Gain on disposition of discontinued operations ...................             --       |          (214)                  --
  Extraordinary gain on early extinguishment of debt ...............             --       |       (29,370)                  --
                                                                           --------       |      --------             --------
  Income (loss) from continuing operations .........................          1,225       |       (20,077)              (1,711)
    Adjustments to reconcile net income (loss) from                                       |
      continuing operations to net                                                        |
       cash (used in) provided by operating activities:                                   |
     Reorganization items:                                                                |
       Fair value adjustments ......................................             --       |        34,013                   --
       Loss on revaluation of senior subordinated notes ............             --       |         2,902                   --
       Interest received on accumulated cash                                              |
         due to Chapter 11 proceeding ..............................             --       |           (29)                  --
     Depreciation ..................................................          1,455       |         3,901                5,367
     Amortization ..................................................            219       |           675                1,131
     (Gain) on sale of other assets ................................             (1)      |           (39)                 (63)
     Deferred income tax provision (benefit) .......................            104       |       (17,511)              (1,618)
     Changes in operating assets and liabilities ...................         (7,709)      |          (391)               4,721
                                                                           --------       |      --------             --------
          Net cash (used in) provided by continuing operations .....         (4,707)      |         3,444                7,827
          Net cash provided by (used in) discontinued operations ...            228       |        (1,733)               1,294
                                                                           --------       |      --------             --------
          Net cash (used in) provided by operating activities ......         (4,479)      |         1,711                9,121
                                                                           --------       |      --------             --------
                                                                                          |
Cash Flows From Investing Activities:                                                     |
   Additions to property, plant and equipment ......................           (195)      |        (1,812)              (8,647)
   Proceeds on sale of other assets ................................             --       |            13                   --
   Additional consideration and costs for Phoenix Airbag ...........             --       |            --               (2,061)
                                                                           --------       |      --------             --------
           Net cash (used in) continuing operations ................           (195)      |        (1,799)             (10,708)
           Net cash (used in) provided by discontinued operations ..            (39)      |         2,863                 (235)
                                                                           --------       |      --------             --------
           Net cash (used in) provided by investing activities .....           (234)      |         1,064              (10,943)
                                                                           --------       |      --------             --------
                                                                                          |
Cash Flows From Financing Activities:                                                     |
   Net (repayment of) borrowings on KeyBank revolving                                     |
      credit facility ..............................................             --       |       (37,900)                 700
   Net (repayment of) borrowing on Bank of                                                |
      America DIP revolving credit facility ........................         (8,986)      |         8,986                   --
   Net borrowing on Congress revolving credit facility .............         16,587       |            --                   --
   Proceeds from (repayment of) KeyBank Subordinated DIP term note .        (20,900)      |        20,900                   --
   Proceeds from KeyBank Subordinated Secured term note ............         20,900       |            --                   --
   Proceeds from Congress Subordinated term note ...................          6,089       |            --                   --
   (Repayment of) proceeds from Bank of America DIP term note ......         (2,244)      |         2,244                   --
   Proceeds from Deutsche Bank mortgage ............................             --       |            --                2,907
   Repayments of other debt ........................................           (500)      |        (1,816)              (3,428)
                                                                           --------       |      --------             --------
           Net cash provided by (used in) continuing operations ....         10,946       |        (7,586)                 179
           Net cash (used in) discontinued operations ..............            (75)      |          (298)                (735)
                                                                           --------       |      --------             --------
           Net cash provided by (used in) financing activities .....         10,871       |        (7,884)                (556)
                                                                           --------       |      --------             --------
Effect of exchange rate changes on cash ............................            196       |          (290)                (827)
                                                                           --------       |      --------             --------
Change in cash and cash equivalents ................................          6,354       |        (5,399)              (3,205)
Cash and cash equivalents, beginning of period .....................          4,865       |        10,264               10,607
                                                                           --------       |      --------             --------
Cash and cash equivalents, end of period ...........................       $ 11,219       |      $  4,865             $  7,402
                                                                           ========       |      ========             ========
                                                                                          |
Supplemental disclosures of cash flow information:                                        |
   Cash paid during the period for:                                                       |
           Interest ................................................       $  2,292       |      $  1,608             $  8,111
           Income taxes ............................................            105       |            --                   34
                                                                                          |
   Non-cash financing activities:                                                         |
           Elimination of 10 1/8% Senior Notes                                            |
               due 2007, including accrued interest ................             --       |       (96,784)                  --
           Write-off of common stock of Predecessor Company ........             --       |           (66)                  --
           Write-off of common stock warrants of Predecessor Company             --       |           (51)                  --
           Elimination of treasury stock of Predecessor Company ....             --       |       (15,439)                  --
           Issuance of common stock of Reorganized Company .........             --       |            50                   --
           Issuance of common stock warrants of Reorganized Company              --       |            34                   --


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

     As discussed in Note 2, on April 10, 2000 (the "Petition Date"), the Company and certain of its U.S. subsidiaries (including Safety Components Fabric Technologies, Inc. and Automotive Safety Components International, Inc., but excluding Valentec Wells LLC (fka Valentec International Corporation, LLC), Valentec Systems Inc. and Galion, Inc. (collectively, "Safety Filing Group")), filed a voluntary petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware (Case Nos. 00-1644(JJF) through 00-1650(JJF)).

     On October 11, 2000 (the "Emergence Date"), the Company emerged from Chapter 11. Accordingly, the Company's financial statements as of December 30, 2000 have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. Under SOP 90-7, the Company's financial information for the periods on or prior to October 10, 2000 is termed "Predecessor Company" and financial information subsequent to October 10, 2000 is termed "Reorganized Company" and gives effect to the application of "fresh start" accounting. See further discussion of the effect of SOP 90-7 on the Company's consolidated financial statements at Note 3 herein.

     The accompanying statements of operations reflect certain restructuring fees and expenses including professional fees and expenses directly related to the debt restructuring and reorganization. Interest expense on the Company's senior subordinated notes has been reported to the Petition Date. Such interest expense was not reported subsequent to that date because it was not required to be paid during the bankruptcy case and was not an allowed claim under the Plan of Reorganization. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company is approximately $4.7 million for the period ended October 10, 2000.

Reclassification of Prior Period Amounts for Discontinued Operations

     As discussed in Note 5, effective as of October 10, 2000, the Company concluded to sell its non-core (metal and defense) operations. Accordingly, all prior period amounts have been reclassified so that

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the net assets of the non-core metal and defense businesses are presented as "net assets held for sale" in the accompanying consolidated balance sheets and the operating results of the non-core businesses have been presented as
"discontinued operations" in the accompanying consolidated statements of operations.

Note 2  Financial Restructuring and Chapter 11 Case

     The deterioration in the Company's financial condition that became evident in fiscal 1999, arising from a confluence of negative developments, particularly in the non-core businesses, caused it to experience material liquidity constraints in fiscal 2000. In addition, following the Company's restatement of its earnings and a default with respect to obligations under its credit agreement (the "KeyBank Credit Agreement"), KeyBank National Association, as lender and administrative agent, and Fleet Bank, as lender (collectively, the "Senior Lenders") notified the trustee for the Company's 10 1/8% senior subordinated notes (the "Notes") that they were exercising their rights to block a scheduled interest payment due on the Notes on January 18, 2000.

     On February 18, 2000, the common stock of the Company was delisted from the NASDAQ stock market.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 reached an agreement (as amended, the "Restructuring Agreement") that would be effected through a voluntary filing under Chapter 11. Pursuant to the Restructuring Agreement, the claims of the holders of the Company's Notes ("Noteholders") were to be converted into the right to receive 4,840,774 shares of the Company's post-bankruptcy common stock when the Company emerged from Chapter 11 (4,816,574 shares to the Noteholders and 24,200 shares to the financial advisors of the Noteholders). The shareholders, excluding Robert Zummo, the Company's then Chairman and Chief Executive Officer, were to receive 159,226 shares of the Company's post bankruptcy common stock and warrants to acquire an additional 681,818 of such common stock. In addition to the Restructuring Agreement, the Company also reached an agreement with the Senior Lenders, subject to a paydown, to replace the KeyBank Credit Agreement with a post-petition subordinated debtor-in-possession ("DIP") financing facility.

     On the Petition Date, the Safety Filing Group filed a voluntary petition under Chapter 11 with the United States Bankruptcy Court for the District of Delaware (Case Nos. 00-1644(JJF) through 00-1650(JJF)). The Chapter 11 cases of the Safety Filing Group were assigned to the United States District Court for the District of Delaware (the "Court") before District Judge Farnan.

     On April 26, 2000, the Safety Filing Group received Court approval of a $30.6 million senior DIP financing facility that it had executed with Bank of America, N.A. The senior DIP financing was expected to provide adequate funding for all post-petition trade and employee obligations, the partial paydown of the pre-petition secured debt, as well as the Company's operating needs during the restructuring process. In conjunction with the closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained as a replacement of their pre-petition credit facility the remaining approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility.

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

     On August 31, 2000, the Court signed an order confirming the Plan, which was entered in the Court's docket on September 8, 2000. On August 31, 2000, the Court also signed an order approving the sale by the Company of its wholly owned subsidiary Valentec Systems, Inc. ("Systems") to VTECH Corporation for approximately $2.9 million in cash. Such sale was consummated effective as of the close of business on August 31, 2000 (see Note 5).

     On October 11, 2000 the Safety Filing Group emerged from Chapter 11 pursuant to the Plan confirmed by the Court. Pursuant to the Plan, as confirmed, upon emergence all of the Company's 10-1/8% senior notes due 2007 (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock and warrants to acquire an additional 681,818 shares of such common stock. Immediately upon emergence, the Company had 5,000,000 shares of common stock issued and outstanding and, other than the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. In addition, Safety Components' trade suppliers and other creditors were paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

     The Company's Board of Directors, in accordance with the terms of the Plan, currently consists of the following new, non-employee directors: Carroll R. Wetzel, Jr. (Chairman), Andy Goldfarb, W. Allan Hopkins and Ben E. Waide III. John C. Corey continues as an employee member of the Board of Directors and has been promoted to Chief Executive Officer and President of the Company.

Note 3  Fresh Start Reporting

     As previously discussed, the accompanying consolidated financial statements reflect the use of "fresh start" reporting as required by SOP 90-7. Under "fresh start" reporting, the Company's assets and

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

liabilities were adjusted to fair values and resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no accumulated deficit as of October 10, 2000. Accordingly, the consolidated financial statements for periods prior to October 10, 2000 (the "Predecessor
Company") will not be comparable to consolidated financial statements for periods presented subsequent to October 10, 2000. In conjunction with the revaluation of the assets and liabilities, a reorganization value for the entity was determined based upon the approximate fair value of the entity before considering debt requirements. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets and liabilities. The portion of the reorganization value which cannot be attributed to specific tangible or identified intangible assets of the Reorganized Company is reported as "reorganization value in excess of amount allocable to identifiable assets" ("Excess Reorganization Value").

     The total reorganization value assigned to the Company's net assets was determined by independent valuation, using the going-concern enterprise approach. The comparable-company multiple and discounted cash-flow methodologies were used to arrive at the going-concern value of the Company. These valuation techniques reflect both the market's current views of the Company's value as well as a longer-term focus on the intrinsic value of the Company's cash flow projections. The valuation multiples and discount rates used in the valuation were based on the public market valuation of selected public companies deemed generally comparable to the operating business of the Company. The valuation also took into account the following factors, not listed in order of importance:

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

     The above valuation resulted in an estimated reorganization value attributable to the common stock of approximately $51.0 million. The Excess Reorganization Value of approximately $15.8 million was determined as the excess of the reorganization value over the fair value of the net assets acquired. The Company believes that the determination of its fair values, based on independent appraisals and other means, is substantially complete, however, estimates of certain liabilities are based on preliminary information and are subject to revision as information is finalized. Management does not believe, however, that the finalization of the fair values will have a significant effect on Excess Reorganization Value or the future results of operations of the Reorganized Company. Such Excess Reorganization Value is being amortized over twenty years.

     The results of operations in the accompanying consolidated statements of operations of the Predecessor Company for the period ended October 10, 2000 reflect the operations prior to the Company's emergence from bankruptcy, including the effects of fresh start reporting adjustments. In this regard, the consolidated statement of operations of the Predecessor Company for the period ended October 10, 2000 reflects an extraordinary gain of $29.9 million, net of tax of $17.5 million related to the discharge of the Notes. Additionally, the consolidated statement of operations of the Predecessor Company for the period ended October 10, 2000 reflects $41.7 million of reorganization items, consisting primarily of gains and losses related to the adjustments of assets and liabilities to fair value.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following summarizes the effects of "fresh start" accounting on the Company's consolidated balance sheet as of October 10, 2000 (in thousands) (unaudited):

                                         Pre-Fresh Start                                                Fresh Start
                                          Balance Sheet      Reorganization         Fresh Start        Balance Sheet
                                        October 10, 2000     Adjustments (a)      Adjustments (b)     October 10, 2000
                                        ----------------     ---------------      ---------------     ----------------
Current assets                             $  59,357                                 $     710            $  60,067
Property, plant and  equipment,
    net                                       53,056                                    (6,635)              46,421
Excess reorganization value                       --                                    15,816               15,816
Intangible assets, net                        33,263                                   (32,190)               1,073
Other assets                                   1,580                                                          1,580
Net assets held for sale                       7,257                                                          7,257
                                           -----------------------------------------------------------------------
     Total                                 $ 154,513            $      --            $ (22,299)          $ 132,214
                                           =======================================================================

Accounts payable                           $  18,086                                                     $  18,086
Accrued and other current
    liabilities                               13,357            $   1,100                                   14,257
Current portion of long-term debt             14,310                                                        14,310
Long-term debt                                33,803                                                        33,803
Other long-term liabilities                      758                                                           758
Liabilities subject to
    compromise-Notes                          96,784              (96,784)                                      --
Common stock                                      66                  (16)                                      50
Common stock warrants                             51                  (17)                                      34
Additional paid-in capital                    45,168                5,748                                   50,916
Treasury stock                               (15,439)              15,439                                       --
Accumulated deficit                          (40,517)              74,530            $ (34,013)                 --
Cumulative translation
    adjustment                               (11,714)                                   11,714                  --
                                           -----------------------------------------------------------------------
    Total                                  $ 154,713            $      --            $ (22,299)          $ 132,214
                                           =======================================================================

(a) To record the transactions associated with the Plan as described in Note 1 and eliminate the accumulated deficit.
(b) To record the adjustments to assets and liabilities to reflect their estimated fair value, including the establishment of Excess Reorganization Value.

Note 4  Pro Forma Financial Information

     The following unaudited pro forma consolidated statement of operations combines the period from March 26, 2000 to October 10, 2000 and the period from October 11, 2000 to December 30, 2000 and reflects the financial results of the Company as if the Plan of Reorganization had been in effect as of March 26, 2000. The pro forma information does not purport to be indicative of the results that would have been obtained had such transactions been completed as of the beginning of the period presented or that may be obtained in the future (in thousands except for share and per share data) (unaudited).

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Forty Weeks Ended December 30, 2000
                                   --------------------------------------------------------------------------------------------
                                        Predecessor           Reorganized
                                          Company               Company
                                   --------------------------------------------------------------------------------------------
                                        Period from           Period from
                                      March 26, 2000        October 11, 2000       Combined         Pro forma
                                    to October 10, 2000   to December 30, 2000       Total         Adjustments       Pro forma
                                    -------------------   --------------------       -----         -----------       ---------
Net sales                                $ 109,139             $  42,071          $ 151,210                          $ 151,210
Cost of sales, excluding
   depreciation                             89,406                35,198            124,604        $    (710)(a)       123,894
Depreciation                                 3,901                 1,455              5,356           (1,197)(b)         4,159
                                         ---------             ---------          ---------        ---------         ---------
Gross profit                                15,832                 5,418             21,250            1,907            23,157
Selling and
  marketing expenses                         1,074                   447              1,521                              1,521
General and
  administrative
  expenses                                   4,867                 2,552              7,419                              7,419
Research and development
   expenses                                    353                   176                529                                529
Amortization of intangible
  assets                                       675                   219                894              (33)(c)           861
                                         ---------             ---------          ---------        ---------         ---------
Income from operations                       8,863                 2,024             10,887            1,940            12,827
Other expense (income), net                    878                  (525)               353                                353
Interest expense, net                        3,833                 1,220              5,053             (144)(d)         4,909
                                         ---------             ---------          ---------        ---------         ---------
Income before reorganization
    items, income tax (benefit)
    provision, discontinued
    operations and extraordinary
    gain                                     4,152                 1,329              5,481            2,084             7,565
Reorganization items                        41,740                    --             41,740          (41,740)(e)            --
                                         ---------             ---------          ---------        ---------         ---------
(Loss) income before income tax
    (benefit) provision,
    discontinued operations and
    extraordinary gain                     (37,588)                1,329            (36,259)          43,824             7,565
Income tax (benefit) provision             (17,511)                  104            (17,407)          20,425 (f)         3,018
                                         ---------             ---------          ---------        ---------         ---------
(Loss) income from continuing
    operations                             (20,077)                1,225            (18,852)          23,399             4,547
Discontinued operations:
    Loss from discontinued
         operations                         (1,440)                                  (1,440)                            (1,440)
    Gain on disposition                        214                    --                214                                214
                                                               ---------          ---------        ---------         ---------
(Loss) income before
    extraordinary gain                     (21,303)                1,225            (20,078)          23,399             3,321
Extraordinary gain                          29,370                    --             29,370          (29,370)(g)            --
                                         -------------------------------------------------------------------------------------
Net income (loss)                        $   8,067             $   1,225          $   9,292        $  (5,971)        $   3,321
                                         =====================================================================================

Weighted average number of common shares outstanding                                                                 5,000,000
                                                                                                                    ==========
Net income per common share - basic and diluted                                                                     $     0.66
                                                                                                                    ==========

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Notes - amounts in thousands (unaudited)

(a) Reflects the reversal of the additional cost of sales recognized during the period due to the fair market value adjustment of the Company's inventory in accordance with fresh start accounting.

(b) Reflects the decrease in depreciation expense which would have resulted if the revaluation of the Company's property, plant and equipment had occurred at March 26, 2000.

(c) The following table details the net adjustment to amortization of intangible assets:

         Elimination of goodwill amortization                       $ (626)
         Amortization of Excess Reorganization Value                   593
                                                                    ------
                                                                    $  (33)
                                                                    ======

(d) The following table details the net adjustment to interest expense related to the Plan of Reorganization:

         Decrease in interest expense due to exchange of
           Senior Subordinated Notes                                 $(326)
         Elimination of amortization of deferred financing
           costs of the former Credit Facility                         (10)
         Amortization of deferred financing costs of new
           Credit Facility                                             192
                                                                     -----
                                                                     $(144)
                                                                     =====

(e) Reflects the elimination of reorganization items including fair value adjustment, restructuring charges, professional fees and expenses, loss on revaluation of senior notes and interest earned.

(f) Reflects the estimated income tax effects resulting from the Plan of Reorganization and the application of fresh start accounting. Pro forma income tax expense is calculated using a 37% effective tax rate multiplied by taxable income before amortization of reorganization value. Income tax expense is calculated after giving effect to certain differences in taxable income for tax purposes including the amortization of excess reorganization value and a difference in depreciation expense.

(g)  Reflects the elimination of the gain on early extinguishment of debt.

Note 5  Discontinued Operations

     As previously reported, the Company evaluated its strategic alternatives with respect to its non-core (metal and defense) businesses with a view to enhancing the Company's focus on the core (automotive) business. The Company concluded that the value of its metal and defense businesses can be

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

enhanced if suitable, strategic buyers in similar industries are found. Therefore, the Company's Board of Directors concluded in October 2000 to sell its non-core business by October 2001. Accordingly, the Company has intensified its efforts to find strategic buyers for its non-core businesses and will continue to fully support its non-core business and customers in order to preserve and potentially enhance value. As a result of this decision, the Company has reported its non-core operations as discontinued operations in the accompanying consolidated financial statements. The non-core operations consist of the metal division located in California (Valentec Wells, LLC) and the defense systems and products divisions located in New Jersey (Valentec Systems, Inc.) and Ohio (Galion, Inc.), respectively. Accordingly, the Company reported the results of operations of the metal and defense businesses in the loss on discontinued operations which for the Predecessor Company's year to date period ended October 10, 2000 totaled $1,440,000, net of income tax benefit of $847,000. The operating loss for the metal and defense operations for the twelve weeks ended December 30, 2000 has been charged against the discontinued operations accrual classified in accrued expenses in the related accompanying consolidated balance sheet. Amounts in the consolidated financial statements and related notes for all prior periods have been reclassed to reflect these non-core businesses as discontinued operations. For the Predecessor Company's year to date period ended October 10, 2000, the Company has recorded $214,000, net of income taxes of $125,000, for the estimated net gain on the disposition of the non-core businesses, including the realized gain on the sale of Valentec Systems, Inc. ("Systems")discussed below.

     On August 31, 2000, the Company finalized the sale of Systems, a systems integrator with the U.S. Army coordinating the manufacture and assembly components supplied by various subcontractors and part of the Company's non-core operations. Pursuant to a Stock Purchase Agreement dated July 21, 2000 between the Company, Systems and VTECH Corporation, the Company sold 100% of the shares of capital stock of Systems to VTECH Corporation for approximately $2.9 million in cash. At March 25, 2000, the carrying value of the net assets of Systems was $2.8 million and was included in the net assets of discontinued operations in the accompanying consolidated balance sheet. Systems accounted for $3.9 million or 3.2% of consolidated net sales for the Predecessor Company's year to date period ended October 10, 2000. Systems had accounted for net sales of $12.8 million or 8.8% of consolidated net sales for the thirty-nine weeks ended December 25, 1999 and net sales of $16.4 million or 7.2% of consolidated net sales for fiscal year ended March 25, 2000. The sale of Systems resulted in a $1.2 million gain which was included in the disposition of discontinued operations in the accompanying unaudited consolidated statements of operations of the Predecessor Company for the period ended October 10, 2000.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Following  is  a  summary  of  financial   information  for  the  Company's
discontinued metal and defense operations (unaudited) (in thousands):

                                            Reorganized
                                              Company                               Predecessor Company
                                       --------------------------------------------------------------------------------------

                                            Period from            Thirteen             Period from           Thirty-nine
                                         October 11, 2000        weeks ended           March 26, 2000         weeks ended
                                       to December 30, 2000    December 25, 1999    to October 10, 2000     December 25, 1999
                                       --------------------    -----------------    -------------------     -----------------
Net sales                                    $  3,901              $  7,537              $ 11,026               $ 26,187

Discontinued operations:
    Loss from operations, net
    of income taxes                                --               (17,849)(a)            (1,440)               (18,315)(a)

    Gain on disposition, net of
    income taxes                                   --                    --                   214                     --

(a) - See Note 6 to the Consolidated Financial Statements for further information on the $17.7 million goodwill impairment charge for the period ended December 25, 1999.

     The gain on disposition, net of income taxes of $125,000 for the period ended October 10, 2000, includes estimated operating profits from the measurement date to the anticipated disposal dates offset by estimated plant restructuring expenses, interest costs and professional fees and expenses related to the disposition of these divisions. Such amount is offset by the realized gain on sale of Systems of $1.2 million as discussed above.

     Net assets of discontinued operations at December 30, 2000 and March 25, 2000 were as follows (unaudited) (in thousands):

                                               Reorganized       Predecessor
                                                 Company           Company
                                            December 30, 2000   March 25, 2000
                                            -----------------   --------------
     Accounts receivable                        $  3,482           $  7,955
     Inventories, net                              1,802                810
     Property, plant and equipment, net            7,253              9,463
                                                --------           --------
            Total assets                          12,537             18,228
     Current liabilities                          (3,040)            (5,330)
     Note payable and other liabilities           (1,190)            (1,535)
                                                --------           --------
            Net assets held for sale            $  8,307           $ 11,363
                                                ========           ========

Note 6  Goodwill Impairment

     Management of the Company continually evaluates the recoverability of its long-lived assets. Among other factors considered in such evaluation are the historical and projected operating performance of business operations. During the thirteen weeks ended December 25, 1999, the Company recognized a goodwill impairment charge of $17.7 million with no associated tax benefit, related to the 1997 acquisition of Valentec International Corporation (now known as Valentec Wells, LLC) ("Valentec"). Operating

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

results of Valentec deteriorated during fiscal year ended March 25, 2000 arising from the loss of business with a major customer. Accordingly, management concluded that intangible assets in the amount of $17.7 million were no longer recoverable through future operations and such amount was written-off in the Company's financial statements for the thirty-nine weeks ended December 25, 1999. The $17.7 million charge is classified as part of discontinued operations in the accompanying consolidated statements of operations for the thirteen weeks and thirty-nine weeks ended December 25, 1999.

Note 7  Composition  of  Certain   Consolidated  Balance  Sheet  Components  (in
        thousands)

                                           Reorganized          Predecessor
                                             Company              Company
                                        December 30, 2000      March 25, 2000
                                        -----------------      --------------
Inventories:
      Raw materials                          $ 5,583              $ 5,716
      Work-in-process                          6,205                5,752
      Finished goods                           4,983                2,548
                                             -------              -------
      Total                                  $16,771              $14,016
                                             =======              =======

                                           Reorganized          Predecessor
                                             Company              Company
                                        December 30, 2000     March 25, 2000
                                        -----------------     --------------
Property, plant and equipment:
      Land and buildings                     $14,754              $12,321
      Machinery and equipment                 32,454               58,008
      Furniture and fixtures                     368                3,299
      Construction in process                  1,044                  984
                                             -------              -------
                                              48,620               74,612
      Less: accumulated depreciation          (1,543)             (18,296)
                                             -------              -------
      Total                                  $47,077              $56,316
                                             =======              =======

     Inventories and property, plant and equipment of the Reorganized Company were revalued on October 10, 2000 to their fair value pursuant to SOP 90-7. See
Note 3 for further explanation of the fresh start adjustments.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Due to the revaluation of property, plant and equipment on October 10, 2000, in accordance with fresh start accounting, the Company changed the estimated useful lives beginning in the third quarter of fiscal 2001. Such change in useful lives affected only the Machinery and Equipment category, with useful lives now ranging from 4 to 10 years in length.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8  Long-Term Debt  (in thousands)

                                                                                       Reorganized               Predecessor
                                                                                         Company                   Company
                                                                                    December 30, 2000          March 25, 2000
                                                                                    -----------------          --------------
Senior subordinated notes due July 15, 2007, bearing
     interest at 10 1/8%  (cancelled pursuant to Plan of
     Reorganization - see Note 3)                                                        $    --                 $  90,000
KeyBank subordinated secured note due October 11, 2002,
     bearing interest at 11%                                                              20,900                        --
KeyBank revolving credit facility, bearing interest at 3.0% over LIBOR,
    refinanced on May 9, 2000                                                                 --                    37,850
Congress revolving credit facility due on October 11, 2003, bearing a
    variable interest rate (9.5% at December 30, 2000)                                    16,587                        --
Congress term note due on October 11, 2003, bearing a variable interest
    rate (9.5% at December 30, 2000)                                                       6,089                        --
KeyCorp equipment note due July 10, 2005, bearing
     interest at 7.09%                                                                     7,005                     8,074
Bank Austria mortgage note, due March 31, 2007, bearing
     interest at 1.0% over LIBOR                                                           4,875                     5,625
Deutsche Bank mortgage note, $801 due June 30, 2009 and
     $1,125 due June 30, 2019, bearing interest at 4.05% and
     3.75%, respectively                                                                   1,926                     2,136
Note payable, principal due in annual installments of $187
    through January 12, 2002, bearing interest at 7.22% in semiannual
    installments                                                                             374                       398
A.1. Credit Corp note, due in monthly installments of $29
     until November 3, 2001, bearing interest at 7.57%                                       326                       526
Capital equipment notes payable, due in monthly installments with various interest rates of 8.02% to 16.0%, maturing at
     various dates through June 2002                                                       1,018                     1,643
                                                                                         -------                 ---------
Total long-term debt                                                                      59,100                   146,252
Less - Current portion of long-term debt                                                  (2,903)                 (131,107)
                                                                                         -------                 ---------
Total long-term portion of debt                                                          $56,197                 $  15,145
                                                                                         =======                 =========

     On April 26, 2000, the Safety Filing Group received Court approval of a $30.6 million senior DIP financing facility that it had entered into with Bank of America, N.A. The senior DIP financing was expected to provide adequate funding for all post-petition trade and employee obligations, the partial paydown of the pre-petition secured debt and the Company's ongoing operating needs during the restructuring process. In conjunction with the closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17 million and retained as a

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

replacement of their pre-petition credit facility the remaining approximately $20.9 million portion of their indebtedness as an 11% per annum post-petition subordinated DIP facility.

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

     Under the Congress Facility, the Company may borrow up to the lesser of (a) $35 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of raw materials. Included within borrowings permitted under the Congress Facility (and its borrowing limitations) are $6.1 million in term loans which will be repaid in equal monthly installments of approximately $105,000, with the unpaid principal amount due on October 11, 2003, unless the Congress Facility is renewed at that time. Also included within borrowings permitted under the Congress Facility is a $3 million letter of credit facility. At December 30, 2000, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $5.2 million.

     The interest rate on the Congress Facility is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). Excess Availability is calculated as the lesser of the borrowing base of the Company or the amount equal to the $35 million less the amount of all outstanding and unpaid obligations of the Company plus the aggregate amount of all trade payables and other obligations of the Company which are more than sixty days past due. At December 30, 2000, the margin on prime rate loans was 0% and the margin on Eurodollar rate loans was 2%. The interest rate on the Subordinated Facility is fixed at 11%.

     The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant. In addition, the Subordinated Facility provides for mandatory prepayments in the event that the Company's Consolidated EBITDA (as defined) exceeds certain specified levels following the Emergence Date. Additionally, both the Congress Facility and the Subordinated Facility contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies under the Congress Facility; incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends (no dividends are permitted to be repaid to holders of the Company's common stock) or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. For the quarter ended December 30, 2000, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9  Stockholders' Equity (Deficit)

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

     The warrants that were granted pursuant to the Restructuring Agreement to purchase 681,818 shares of the Company's common stock have an exercise price of $19.99 per share and expire on or before April 10, 2003. The warrants were assigned an estimated fair value at October 10, 2000, based on the Black-Scholes model, of $34,000. Since the strike price of the warrants is in excess of their fair value at date of grant, no compensation expense was recognized on the warrants. Such warrants were not included in computing diluted earnings per share for the twelve weeks or the forty weeks ended December 30, 2000 because the exercise price of the warrants exceeds the fair market value of the common stock.

Note 10  Comprehensive Income (in thousands)

     SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of comprehensive income (loss), defined as the total of net income (loss) and all other non-owner changes in equity, which under accounting principles generally accepted in the United States of America, are recorded directly to the stockholders' equity section of the consolidated balance sheet and, therefore bypass net income (loss). In the Company's case, the non-owner changes in equity relate solely to the foreign currency translation adjustment. Comprehensive income (loss) is as follows:

                               Reorganized
                                 Company                                     Predecessor Company
                           ---------------------------------------------------------------------------------------------

                               Period from               Thirteen                Period from              Thirty-nine
                             October 11, 2000           weeks ended             March 26, 2000            weeks ended
                           To December 30, 2000      December 25, 1999       To October 10, 2000       December 25, 1999
                           --------------------      -----------------       -------------------       -----------------
Net income (loss)                 $1,225                 $(19,238)                $  8,067                 $(20,026)
Foreign currency
translation
adjustment                         1,886                   (1,104)                  (8,007)                  (1,527)
                                  ------                 --------                 --------                 --------
Comprehensive
income (loss)                     $3,111                 $(20,342)                $     60                 $(21,553)
                                  ======                 ========                 ========                 ========


     At October 10, 2000, in accordance with fresh start accounting, all intercompany loans were translated at their current translation rates and, accordingly, the cumulative translation adjustment within the stockholders' equity section of the consolidated balance sheet was zero.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11  Income Taxes

     At December 30, 2000, the Company estimates it had regular net operating loss ("NOL") carryforwards for tax purposes of approximately $13 million. Such NOL carryforwards had been substantially reduced, by approximately $39 million, due to the cancellation of indebtedness ("COD") in connection with the Company's reorganization under Chapter 11. COD is the amount by which the indebtedness discharged (approximately $96.8 million) exceeds any consideration given in exchange (approximately $49 million in equity value) therefor. The remaining COD income was offset against the tax basis of depreciable assets.

     In addition, the remaining NOL carryforwards and certain other tax attributes are subject to the limitations imposed by Section 382 of the Internal Revenue Code. Such limitations apply on certain changes in ownership, including changes such as those occurring under the Plan. The effect of these limitations is to limit the utilization of the net operating loss carryforwards and certain built-in losses to an amount equal to the value of the Company multiplied by the Federal long-term tax exempt rate (yielding an annual limitation of approximately $2.7 million). Even before giving effect to the limitations occurring under the Plan, due to the Company's operating history, it is uncertain that the Company will be able to utilize all deferred tax assets. Therefore, a valuation allowance of approximately $1.0 million has been provided to fully reserve net deferred tax assets. For the twelve weeks ended December 30, 2000, the Company has recorded tax expense for only certain foreign tax jurisdictions as the Company has NOL carryforwards which can be utilized for U.S. and other foreign tax provisions.

Note 12  Contingencies

     After the Company's announcement in November 1999 of the restatement of its financial statements, the Company and several of its present or former officers and directors were named defendants in a class action litigation commenced by shareholders of the Company in the United States District Court for the District of New Jersey. Eight separate lawsuits were filed, alleging violations of the federal securities laws, and were consolidated into one action. The parties executed a Memorandum of Understanding to settle the consolidated class action litigation for $4 million. The principal terms of the settlement were approved by the Court on September 11, 2000. The Company expects that its directors' and officers' insurance carrier will, subject to Court approval, satisfy the settlement obligations. Management does not presently believe that a resolution consistent with the Memorandum of Understanding would have a material effect on the financial statements. Further, the Company received a release of these potential obligations in its Plan as of the Emergence Date.

Note 13  Effect of New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", effective for periods beginning after June 15, 2000. Accordingly, this standard will be applicable in the Company's fiscal 2002, commencing on April 1, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company's review of its contracts and agreements has not revealed any significant effect that the adoption of SFAS 133 will have on the Company's consolidated financial statements and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     On October 10, 2000, the Company consummated a Plan of Reorganization as discussed in the Consolidated Financial Statements of the Company and the Notes thereto. The financial statements for the period from October 11, 2000 to December 30, 2000 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As a result of the implementation of fresh start accounting, the financial information for the period from October 11, 2000 to December 30, 2000 is not comparable to the financial information of prior periods.

(In thousands)

                                                                               Reorganized
                                              Predecessor Company                Company              Total
                                        ---------------------------------------------------------------------
                                        Thirty nine        Period from    |    Period from            Forty
                                        Weeks Ended          3/26/00      |      10/11/00          Weeks Ended
                                          12/25/99         to 10/10/00    |    to 12/30/00          12/30/00
                                          --------         -----------    |    -----------          --------
Net sales                               $ 146,303           $ 109,139     |     $ 42,071           $ 151,210
Gross profit                               19,723              15,832     |        5,418              21,250
Selling, general                                                          |
and administrative expenses                10,767               5,941     |        2,999               8,940
Research and development                                                  |
    expenses                                  466                 353     |          176                 529
Income from operations                      7,359               8,863     |        2,024              10,887
Other expense (income), net                   147                 878     |         (525)                353
Interest expense, net                      10,541               3,833     |        1,220               5,053
Reorganization items                           --              41,740     |           --              41,740
Income tax (benefit)                                                      |
    provision                              (1,618)            (17,511)    |          104             (17,407)
Discontinued operations                   (18,315)             (1,226)    |           --              (1,226)
Extraordinary gain                             --              29,370     |           --              29,370
Net (loss) income                       $ (20,026)          $   8,067     |     $  1,225           $   9,292

     Results of operations for the third quarter of fiscal 2000 contain an additional seven business days of operations as compared to the third quarter of fiscal 2001. This is a result of extending the second quarter of fiscal 2001 when the Company chose to use a convenience date in order for the second quarter of fiscal 2001 to coincide with the Company's emergence from Chapter 11. The consolidated financial statements for all periods have been reclassified to present the Company's non-core businesses as discontinued operations. See Note 5 to the Consolidated Financial Statements for further information on the discontinued operations.

Third Quarter Ended December 30, 2000 Compared to Third Quarter Ended December 25, 1999

     Net Sales. Net sales decreased by $5.6 million or 11.8% to $42.1 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The decrease was primarily attributable to the European automotive operations' decreased net sales of $4.6 million or 23.8% compared to the third quarter of fiscal 2000; such decrease is due primarily to the decrease in volume arising from the loss of certain airbag programs that occurred in late fiscal 2000. Additionally, the adverse effect of decreased foreign currency translation rates accounted for approximately $1.8 million or 11.8% of the European automotive operations' decreased net sales. Net sales for North American automotive operations have decreased $1.0 million or 3.6% as compared to the third quarter of fiscal 2000 due to the decrease in the number of days of operations as discussed above.

     Gross Profit. Gross profit decreased by $723,000 or 11.8% for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Gross profit as a percentage of net sales remained constant at approximately 12.9% for the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. The decrease in gross profit is a result of the fair value adjustment of $710,000 to the Company's inventory in the second quarter of fiscal 2001, which had an adverse effect on the Company's third quarter gross profit results. The impact of the fair value adjustments resulted in shifting $710,000 from gross profit from the third quarter to Reorganization Items in the second quarter of fiscal 2001 in order to state inventory at its manufactured fair market value in accordance with SOP 90-7.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.4 million or 31.5% to $3.0 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 7.1% for the third quarter of fiscal 2001 from 9.2% for the third quarter of fiscal 2000. The decrease is primarily attributable to efficiencies gained and cost savings arising from the Company's cost controls and restructuring efforts.

     Research and Development Expenses. Research and development expenses increased by $79,000 to $176,000 for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The research and development costs were primarily incurred at the Company's technical fabrics business and airbag facilities.

     Operating Income. Operating income increased by $730,000 or 56.4% to $2.0 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The increase is due to the efficiency improvements and cost savings as discussed above and reduction in amortization of goodwill as a result of fresh start accounting adopted in the second fiscal quarter of 2001. This increase in operating income is offset, however, by the adverse effect of the fair value adjustment of inventory as discussed above. Operating income as a percentage of net sales increased to 4.8% for the third quarter of fiscal 2001 from 2.7% for the third quarter of fiscal 2000. The increase as a percentage of net sales was primarily a result of the items discussed above.

     Other Income, net. Other income, net increased $418,000 to $525,000 for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The increase is primarily attributable to the fact the Company recorded foreign translation and transaction gains of $322,000 during the third quarter of fiscal 2001 as compared to an insignificant loss recorded in the third quarter of fiscal 2000.

     Interest Expense. Interest expense decreased $2.4 million or 66.6% to $1.2 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The decrease was attributable to the elimination of interest expense on the Senior Subordinated Notes (the "Notes") during the third quarter of fiscal 2001 due to the conversion of the Notes on October 11, 2000 (the
Company's emergence date from Chapter 11 bankruptcy) into shares of the Company's post-bankruptcy common stock.

     Income Tax Provision (Benefit). The effective tax rate was 7.8% of pre-tax income (loss) for the third quarter of fiscal 2001 compared to 38.5% for the third quarter of fiscal 2000. The effective tax rate was lower during the third quarter of fiscal 2001 due to recognition of tax expense for only certain foreign tax jurisdictions as the Company has NOL carryforwards which can be utilized for U.S. and other foreign tax provisions. See Note 11 to Notes to Consolidated Financial Statements for further information regarding income taxes and the Company's available net operating loss carryforwards.

     Discontinued Operations. Loss from discontinued operations was $17.8 million for the third quarter of fiscal 2000 compared to zero in the third quarter of fiscal 2001. The decrease in loss is because the third quarter of fiscal 2000 operating results of the discontinued operations included a $17.7 million charge for goodwill impairment and the fiscal 2001 operating loss is charged against the discontinued operations accrual classified in accrued expenses on the consolidated balance sheet. See Note 6 to Notes to Consolidated Financial Statements for further information regarding this impairment charge.

     Net Income (Loss). The Company's net income was $1.2 million for the third quarter of fiscal 2001 compared to a net loss of $19.2 million for the third quarter of fiscal 2000. This change in earnings was primarily a result of the $17.7 million goodwill impairment charge recorded in fiscal 2000 as well as the other items discussed above.

Forty Weeks Ended December 30, 2000 Compared to Thirty-nine Weeks Ended December 25, 1999

     Net Sales. Net sales increased by $4.9 million or 3.4% to $151.2 million for the forty weeks ended December 30, 2000 compared to the thirty-nine weeks ended December 25, 1999. While the additional week of operations in the period ended December 30, 2000 resulted in increased sales, the increase is primarily attributable to North American automotive operations increased net sales of $13.0 million or 14.9% compared to fiscal 2000 due to stronger demand in airbag fabric and cushions. This increase in net sales is offset by the $8.1 million decrease in net sales of the European automotive operations. Approximately $4.3 million or 8.2% of the decrease is due to the adverse effect of decreased foreign currency translation rates, and the remaining amount due to lower sales volume from the loss of certain airbag programs that occurred in late fiscal 2000.

     Gross Profit. Gross profit increased by $1.5 million or 7.7% for the forty weeks ended December 30, 2000 compared to the thirty-nine weeks ended December 25, 1999. North American automotive operations increased approximately $3.4 million due to increased net sales and margin gains. Such margin gains resulted from efficiency improvements, product mix, and related success in implementing the Company's Lean Manufacturing program as well as a decrease in depreciation expense as a result of the decreased cost basis of fixed assets related to the adoption of fresh start accounting at the Emergence Date. The North America increases are offset, however, by a $ 1.7 million or 19.9% decrease in gross profit of the European automotive operations due to the decreased net sales as discussed above. Gross profit as a percentage of net sales increased to approximately 14.1% for the forty weeks ended December 30, 2000 from 13.5% for the thirty-nine weeks ended December 25, 1999. This increase is attributable to the factors discussed above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.8 million or 17.0% to $8.9 million for the forty weeks ended December 30, 2000 compared to the thirty-nine weeks ended December 25, 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 5.9% for the forty weeks ended December 30, 2000 from 7.4% for the thirty-nine weeks ended December 25, 1999. The decrease is primarily attributable to efficiencies gained and cost savings arising from the Company's cost controls and restructuring efforts.

     Research and Development Expenses. Research and development expenses increased by $63,000 or 13.5% to $529,000 for the forty weeks ended December 30, 2000 compared to the thirty-nine weeks ended December 25, 1999. The research and development costs were primarily incurred at the Company's technical fabrics business and airbag facilities.

     Operating Income. Operating income increased by $3.5 million or 47.9% to $10.8 million for the forty weeks ended December 30, 2000 compared to the thirty-nine weeks ended December 25, 1999. The increase is due to increased sales, efficiency improvements and decreased depreciation expense as discussed above. Operating income as a percentage of net sales increased to 7.2% for fiscal 2001 from 5.0% for fiscal 2000. The increase as a percentage of net sales was primarily a result of the items discussed above.

     Other Expense. Other expense, net increased $206,000 to $353,000 for the forty weeks ended December 30, 2000 compared to the thirty-nine weeks ended December 25, 2000. The increase is primarily attributable to foreign translation losses recorded during the forty weeks ended December 30, 2000 as compared to an insignificant loss recorded in the thirty-nine weeks ended December 25, 1999.

     Interest Expense. Interest expense decreased $5.5 million or 52.1% to $5.1 million for the forty weeks ended December 30, 2000 compared to the thirty-nine weeks ended December 25, 1999. The decrease was primarily attributable to the Company not recognizing interest expense of $4.7 million after April 10, 2000 on its Notes pursuant to the Company's Restructuring Agreement in the Chapter 11 bankruptcy proceeding. The additional decrease was primarily the result of decreased interest rates during the forty weeks ended December 30, 2000 as compared to the thirty-nine weeks ended December 25, 1999.

     Reorganization Items. Professional fees and expenses totaled $3.7 million for the forty weeks ended December 30, 2000. Such expenses represent fees and expenses of the Company's various legal and financial advisors, the financial and legal advisors for the Senior Lenders and Noteholders, and other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The revaluation of the Notes totaled $2.9 million, representing the write-off of related deferred financing costs. The restructuring charges consist primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer. The impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 resulted in a net charge of approximately $34 million. See Note 3 to the Consolidated Financial Statements for further information regarding the effects of SOP 90-7.

     Income Tax Benefit. The income tax benefit for the forty weeks ended December 30, 2000 is principally due to the income tax effect of the fresh start and other reorganization adjustments. See Note 11 to Notes to Consolidated Financial Statements for further information regarding income taxes and the Company's available net operating loss carryforwards.

     Discontinued Operations. Loss from discontinued operations was $18.3 million for the thirty-nine weeks ended December 25, 1999 compared to $1.4 million for the forty weeks ended December 30, 2000. The decrease is primarily attributable to a $17.7 million goodwill write-off in the thirty-nine weeks ended December 25, 1999 due to impairment in the Valentec Wells operations. The gain on disposition of discontinued operations was $214,000, net of income taxes of $125,000, for the forty weeks ended December 30, 2000. The gain on disposition includes the $1.2 million realized gain on the sale of Systems offset by estimated plant restructuring expenses, interest costs and professional fees related to the disposition of the non-core businesses.

     Extraordinary Gain. The early extinguishment of debt of the Senior Subordinated Notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million. This was offset by the $573,000 write-off of the deferred financing costs associated with the early termination of the KeyBank Credit Agreement.

     Net Income (Loss). The Company's net income was $9.3 million for the forty weeks ended December 30, 2000 compared to a net loss of $20.0 million for the thirty-nine weeks ended December 25, 1999. This change in earnings was primarily a result of the $17.7 million goodwill impairment charge recorded in fiscal 2000 as well as the other items discussed above.

Certain Supplemental Financial Data

     The following table presents certain supplemental consolidated financial data as of the dates indicated. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

(In thousands)                                                            Reorganized
                                              Predecessor Company          Company (1)    Pro forma (unaudited) (2)
                                         --------------------------------------------------------------------------
                                          Thirty nine     Period from  |  Period from      Forty      Thirty nine
                                          Weeks Ended       3/26/00    |   10/11/00     Weeks Ended   Weeks Ended
                                            12/25/99      to 10/10/00  |  to 12/30/00     12/30/00      12/25/99
                                            --------      -----------  |  -----------     --------      --------
Net sales                                  $ 146,303      $ 109,139    |   $ 42,071      $ 151,210     $ 146,303
Gross profit                                  19,723         15,832    |      5,418         23,157        20,920
Selling, general                                                       |
and administrative expenses                   10,767          5,941    |      2,999          8,940        10,767
Research and development expenses                466            353    |        176            529           466
Income from operations                         7,359          8,863    |      2,024         12,827         8,589
Other expense (income), net                      147            878    |       (525)           353           147
Interest expense, net                         10,541          3,833    |      1,220          4,909        10,685
Reorganization items                              --         41,740    |         --             --            --
Income tax (benefit) provision                (1,618)       (17,511)   |        104          3,018          (611)
Discontinued operations                      (18,315)        (1,226)   |         --         (1,226)      (18,315)
Extraordinary gain                                --         29,370    |         --             --            --
Net (loss) income                          $ (20,026)     $   8,067    |   $  1,225      $   3,321     $ (19,947)


(1) The unaudited financial statements for the period from October 11, 2000 to December 30, 2000 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' SOP 90-7. As a result of the implementation of fresh start accounting, the financial information for the period from October 11, 2000 to December 30, 2000 is not comparable to the financial information of prior periods.

(2) The unaudited pro forma financial information was prepared for comparison purposes and gives effect to the Plan of Reorganization as if the transactions had occurred on March 28, 1999 (for Fiscal 2000) and March 26, 2000 (for Fiscal 2001). The unaudited pro forma financial information was derived by adjusting the historical condensed financial statements of the Company for the effects of fresh start accounting as described in Notes 3 and 4 to the Consolidated Financial Statements. Such adjustments primarily relate to decreased depreciation expense resulting from the revaluation of the Company's fixed assets, decreased interest expense resulting from the extinguishment of the Senior Subordinated Notes, increased amortization expense resulting from reorganization value in excess of amounts allocable to identifiable assets and the elimination of reorganization items, and their related tax effects. This unaudited pro forma financial information is provided for information purposes only and should not be construed to be indicative of the results of operations of the Company had the transactions been consummated on the respective dates indicated and are not intended to be predictive of the results of operations of the Company for any future period.

Liquidity and Capital Resources

     For the Reorganized Company, for the twelve weeks ended December 30, 2000, cash used in operating activities of continuing operations was $4.7 million. This is primarily the result of changes in operating assets and liabilities. Cash used in investing activities of continuing operations was $195,000 for capital expenditures during the twelve-week period ended December 30, 2000. Net cash provided by financing activities for continuing operations for the twelve weeks ended December 30, 2000 was $10.9 million. All of the activities noted above, in addition to net cash provided by discontinued operations primarily due to the sale of Systems, resulted in a net increase in cash and cash equivalents of $6.4 million in the twelve week period ended December 30, 2000.

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

     Under the Congress Facility the Company may borrow up to the lesser of (a) $35 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of raw materials. Included within borrowings permitted under the Congress Facility (and its borrowings limitations) are $7.6 million in term loans which will be repaid in equal monthly installments of approximately $127,000, with the unpaid principal amount due on October 11, 2003, unless the Congress Facility is removed at that time. Also included within borrowings permitted under the Congress Facility is a $3 million letter of credit facility. At December 30, 2000, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $5.2 million.

     The interest rate on the Congress Facility is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). Excess Availability is calculated as the lesser of the borrowing base of the Company or the amount equal to the $35 million less the amount of all outstanding and unpaid obligations of the Company plus the aggregate amount of all trade payables and other obligations of the Company which are more than sixty days past due. At December 30, 2000, the margin on prime rate loans was 0% and the margin on Eurodollar rate loans was 2%. The interest rate on the Subordinated Facility is fixed at 11%.

     The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted tangible net worth (as defined) covenant. In addition, the Subordinated Facility provides for mandatory prepayments in the event that the Company's Consolidated EBITDA (as defined) exceeds certain specified levels following the Emergence Date. Additionally, both the Congress Facility and the Subordinated Facility contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies under the Congress Facility; incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends (no dividends are permitted to be repaid to holders of the Company's common stock) or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. For the quarter ended December 30, 2000 the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

     The Company's equipment and working capital requirements will vary as a result of the anticipated growth of operations. This growth is expected to be funded through a combination of cash flows from operations, equipment financing and through the use of lines of credit with the Company's lenders, as discussed in the following paragraphs. The Company has budgeted capital expenditures of approximately $3.0 million for the remainder of fiscal 2001.

New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", effective for periods beginning after June 15, 2000. Accordingly, this standard will be applicable in the Company's fiscal year 2002, commencing on April 1, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company's review of its contracts and agreements has not revealed any significant effect that the adoption of SFAS 133 will have on the Company's consolidated financial statements and disclosures.

Private Securities Litigation Reform Act of 1995

     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends; the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval of automobile manufacturers of airbag cushions currently in production; pricing pressures; labor strikes; the anticipated positive results from restructuring efforts; the continued performance by its discontinued operations at or above the estimated levels; and the ability to sell the Company's discontinued operations within the next nine months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     To the extent that amounts borrowed under the Congress Facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of February 12, 2001, the Company's interest rates under the Congress Facility approximated 8.5%. The Congress Facility was entered into on October 11, 2000, after the end of the Company's second fiscal quarter. Due to the variability of the interest rates, a hypothetical increase or decrease in the interest rates of 50 basis points relating to the Congress Facility will result in an addition or reduction to interest expense of approximately $113,000, on an annual basis.

     The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a sustained decline of these currencies versus the U.S. dollar, then the consolidated financial statements could be materially adversely affected.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

After the Company's announcement in November 1999 of the restatement of its financial statements, the Company and several of its present or former officers and directors were named defendants in a class action litigation commenced by shareholders of the Company in the United States District Court for the District of New Jersey. Eight separate lawsuits were filed, alleging violations of the federal securities laws, and all have been consolidated into one action. The parties executed a Memorandum of Understanding to settle the consolidated class action litigation for $4 million. The principal terms of the settlement were approved by the Court on September 11, 2000. The Company expects that its directors' and officers' insurance carrier will, subject to Court approval, satisfy the settlement obligations. Management does not presently believe that a resolution consistent with the Memorandum of Understanding would have a material effect on the financial statements. Further, the Company received a release of these potential obligations in its Plan as of the Emergence Date.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Following the Company's restatement of its fiscal 1999 and 2000 earnings and a default with respect to obligations under the KeyBank Credit Agreement, the Senior Lenders notified the trustee for the Notes that they were exercising their rights to block a scheduled interest payment due on January 18, 2000. The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 entered into the Restructuring Agreement that would be effected through a voluntary filing under Chapter 11 of the United States Bankruptcy Code. Pursuant to the Restructuring Agreement, the claims of the holders of the Company's senior subordinated notes were converted into 4,840,774 shares of the Company's post-bankruptcy common stock and the pre-bankruptcy common stock excluding stock held by Robert Zummo, (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post bankruptcy common stock and warrants to acquire and additional 681,818 shares of such common stock. In addition to the Restructuring Agreement, the Company also reached an agreement with the Senior Lenders subject to a paydown, to replace their credit agreement with a post-petition subordinated debtor-in-possession financing facility. Pursuant to its confirmed Plan that came effective October 11, 2000, each of these defaults were resolved in accordance with the provisions of the Plan.


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

              3.5 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Safety Components International, Inc. (incorporated by reference to the Company's Form 10-Q for the quarterly period ended October 10, 2000).

              3.6 Amended Bylaws of Safety Components International, Inc. (incorporated by reference to the Company's Form 10-Q for the quarterly period ended October 10, 2000).

              27              Financial  Data   Schedule,   which  is  submitted
                              electronically to the Securities and Exchange Commission for information only and not filed.


     (b) Reports on Form 8-K.

          The Company filed the following Current Reports during the Company's quarter ended December 30, 2000 (incorporated by reference to the Company's Form 10-Q for the quarterly period ended October 10, 2000):

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

                                     SAFETY COMPONENTS INTERNATIONAL, INC.
                                         (Registrant)


DATED: February 13, 2001                        By: \s\ Brian P. Menezes
                                                --------------------------
                                                Brian P. Menezes
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)