Form 10-K
period 2001-03-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 2001-06-28
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to ______
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

                41 Stevens Street
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days [ X ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court [ X ].

     The  aggregate  market value of the common stock held by persons other than
affiliates  of  the  registrant,   as  of  June  25,  2001,  was   approximately
$24,802,000.

     The number of shares outstanding of the registrant's common stock, as of June 25, 2001, is as follows:

---------------------------------------------- --------------------------------

Class                                                         Number of Shares
---------------------------------------------- --------------------------------

Common Stock, par value $.01 per share                               4,960,381
---------------------------------------------- --------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement to be filed in connection with its 2001 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference into Part III.

            Cautionary Statement Pursuant to Safe Harbor Provisions
                           of the Private Securities
                          Litigation Reform Act of 1995

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal year 2002, overall volume and pricing trends or strategies and their anticipated results, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the automotive industry.

                                     PART I

ITEM 1. BUSINESS

The Company

     Safety Components International, Inc. (including, when context requires, its consolidated subsidiaries, the "Company" or "Safety Components") is a leading, low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. The Company sells airbag fabric domestically and cushions worldwide to all of the major airbag module integrators that outsource such products. The Company believes it produces approximately 50% of all outsourced airbag fabric utilized in North America, and that it manufactures approximately 50% of all outsourced airbag cushions in North America and Europe. The Company believes that it is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, aircraft escape slides, military tents and fire service apparel. The unique ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows the Company to effectively utilize its manufacturing assets and lower per unit overhead costs.

     Net sales of automotive fabric, airbag cushions and technical fabric products (the "automotive and fabrics" business or "core operations") were approximately $201.2 million, $194.7 million and $178.3 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. For purposes hereof, fiscal 2001 is comprised of the fifty-three week period ended March 31, 2001, fiscal 2000 is comprised of the fifty-two week period ended March 25, 2000 and fiscal 1999 is comprised of the fifty two week period ended March 27, 1999.

     As discussed in "The 2001 Financial Restructuring and Chapter 11 Reorganization" below, on April 10, 2000 (the "Petition Date"), the Company and certain of its U.S. subsidiaries, including Safety Components Fabric Technologies, Inc. and Automotive Safety Components International, Inc. (collectively, "Safety Filing Group"), but excluding Valentec Wells, LLC (fka Valentec International Corporation, LLC), Valentec Systems, Inc. and Galion, Inc., filed a voluntary petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware.

     On October 11, 2000 (the "Emergence Date"), the Company emerged from Chapter 11. Accordingly, the Company's financial statements subsequent to the Emergence Date have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. Under SOP 90-7, the Company's financial information for the periods on or prior to October 10, 2000 is termed "Predecessor Company" and financial information subsequent to October 10, 2000 is termed "Reorganized Company" and gives effect to the application of "fresh start" accounting. See further discussion of the effect of SOP 90-7 in Note 3 to the Company's Consolidated Financial Statements.

The 2001 Financial Restructuring and Chapter 11 Reorganization

     The deterioration in the Company's financial condition that became evident in fiscal 1999, arising from a confluence of negative developments, particularly in the Company's metal and defense business ("non-core operations"), caused the Company to experience material liquidity constraints in fiscal 2000. In addition, following the default with respect to obligations under its credit agreement (the "KeyBank Credit Agreement"), KeyBank National Association, as lender and administrative agent, and Fleet Bank, as lender (collectively, the "Senior Lenders") notified the trustee for the Company's 10 1/8% senior subordinated notes (the "Notes") that they were exercising their rights to block a scheduled interest payment due on the Notes on January 18, 2000.

     On February 18, 2000, the common stock of the Company was delisted from the NASDAQ stock exchange.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 reached an agreement (as amended, the "Restructuring Agreement") that would be effected through a voluntary filing under Chapter 11. Pursuant to the Restructuring Agreement, the claims of the holders of the Company's Notes ("Noteholders") were to be converted into the right to receive shares of the Company's post-bankruptcy common stock when the Company emerged from Chapter 11.

     On the April 10, 2000 Petition Date, the Safety Filing Group filed a voluntary petition under Chapter 11 with the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 cases").

     On October 11, 2000 the Safety Filing Group emerged from Chapter 11 pursuant to the Plan of Reorganization (the "Plan") confirmed by the Bankruptcy Court. Pursuant to the Plan, as confirmed, upon emergence, all of the Company's 10-1/8% senior notes due 2007 (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock, and warrants to acquire an additional 681,818 shares of such common stock. Immediately upon emergence, the Company had 5,000,000 shares of common stock issued and 4,960,381 shares outstanding and, other than the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. In addition, Safety Components' trade suppliers and other creditors were paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

Disposition of Assets and Plant Relocation

     On August 31, 2000, the Company finalized the sale of Valentec Systems, Inc. ("Systems"), a systems integrator with the U.S. Army which coordinated the manufacture and assembly of components supplied by various subcontractors and part of the Company's non-core operations. Pursuant to a Stock Purchase Agreement dated July 21, 2000, the Company sold 100% of the shares of capital stock of Systems to VTECH Corporation for approximately $2.9 million in cash.

     During fiscal 2001, the Company determined to exit its metal and defense businesses. These businesses consist of the metal division now located in Missouri (Valentec Wells, LLC) and the defense products division located in Ohio (Galion, Inc.). To enhance the value of these businesses, the Company consolidated a considerable portion of its Valentec operations into its Galion, Ohio facility and relocated the remainder of its operations from its former California location to the lower-cost facility in Missouri, nearer to its primary customers.

Core Operations

Structure of the Airbag Industry

     Airbag systems consist of an airbag module and an electronic control module, which are currently integrated by automakers into their respective vehicles. Airbag modules consist of inflators, cushions, housing and trim covers and are assembled by module integrators, most of whom produce most of the components required for a complete module. However, as the industry has evolved, module integrators have increasingly outsourced non-proprietary components, such as cushions, to those companies specializing in the production of individual components. The Company believes that its module integrator customers will continue to outsource the majority of their cushion requirements as they focus on the development of proprietary technologies such as inflators and sensors. Only one of the module integrators currently weaves its own airbag fabric and the remainder purchase fabric from airbag fabric producers such as the Company.

     Characteristic for the industry, certain customers of airbag cushion suppliers are also competitors. The Company supplies airbag cushions to module integrators, most of which also produce a portion of their cushion requirements internally. While none of the module integrators produce airbag cushions for third parties, the Company may compete with its customers to supply their own internal cushion requirements. However, most of the Company's suppliers do not produce cushions for the same car/truck models for which the Company produces cushions.

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

Products

     The Company's automotive products include passenger, driver and side impact airbag cushions and head and thorax protection curtains manufactured for installation in over fifty car and truck models sold worldwide; airbag fabric for sale to airbag manufacturers; and stamped and machined components used in airbag modules, including passenger airbag retainers that attach the airbag cushion to the module's reaction can, as well as driver-side module products and components used in airbag inflators. Sales of airbag related products (inclusive of sales of airbag fabric) for fiscal year 2001 accounted for approximately 88.0% of the Company's consolidated fiscal 2001 net sales. Sales of airbag related products for fiscal years 2000 and 1999 accounted for approximately 87.3% and 86.5% of the Company's consolidated fiscal 2000 and 1999 net sales, respectively.

     In addition to the airbag fabric manufactured at its Safety Components Fabrics Technology, Inc. ("SCFTI") subsidiary in Greenville, South Carolina, the Company also manufactures a wide array of specialty technical fabrics for consumer and industrial uses. These fabrics include: (i) high-end luggage fabrics, including "ballistics" fabric used in Hartman and Tumi brands of luggage; (ii) filtration fabrics used in aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products; (iv) specialty fabrics used in police jackets, protective apparel worn by firefighters, fuel cells, bomb and cargo chutes, oil containment booms, aircraft escape slides, and gas diaphragms; and (v) release liners used in tire manufacturing. Sales are made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts of up to twelve months. Sales of technical related products accounted for approximately 12.0% of the Company's consolidated fiscal 2001 net sales. Sales of technical related products for fiscal years 2000 and 1999 accounted for approximately 12.7% and 13.5% of the Company's consolidated net sales, respectively. The market for the Company's technical related products is highly segmented by product line. Marketing and sales of the Company's technical related products is conducted by the Company's marketing and sales staff based in Greenville, South Carolina. Manufacturing of these products occurs at the South Carolina facility, using the same equipment and manufacturing process that the Company uses to produce airbag fabric, enabling the Company to take advantage of demand requirements for the various products with minimal expenditures on production retooling costs. By manufacturing technical products with the same machines that weave airbag fabric, the Company is able to effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

     See Note 10 to the Consolidated Financial Statements for additional financial information by product type.

Customers

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

     The Company sells its fabric either directly to a module integrator or, in some cases, to a fabricator (such as the Company), which sells a sewn airbag to the module integrator. Because driver-side fabric historically has been coated (creating lower permeability for rapid inflation and eliminating particulate burn-through caused by hot inflators) before fabrication into airbags, the Company also sells fabric to coating companies, which then resell the coated fabric to either an airbag fabricator or module integrator. Sales are either made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts generally having durations of up to twelve months.

     The following describes the Company's contractual relationship with its significant customers (listed in alphabetical order), of which the loss of any such customer could have a material adverse effect on the Company:

     Autoliv. The Company supplies airbag cushions and airbag fabric to Autoliv based upon releases from formal purchase orders, which typically cover a period of twelve months and are negotiated prior to commitment with respect to price and quantity.

     Petri. The Company's "evergreen" agreement with Petri provides that, prior to the commencement of each calendar year, the parties will negotiate price, quantity and other relevant terms of the airbag cushion supply contract for such calendar year.

     TRW. The Company has a global supply agreement with TRW with respect to the supply of airbag fabric, airbag cushions and airbag metal components. The global supply agreement includes price and cost reduction targets by the Company, as well as sales growth targets for the Company, although TRW is not obligated to purchase such amounts under the global supply agreement.

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

     The raw materials for the Company's fabric operations largely consist of synthetic yarns provided by DuPont, Acordis (previously AKZO), Breed, Unifi and KoSa (previously Hoechst Celanese), among others. The primary yarns include nylon, polyester and Nomex. DuPont is the leading supplier of airbag fabric yarn to both the market and the Company. DuPont supplies a majority of the nylon yarn used in the Company's airbag fabric operations pursuant to purchase orders or releases on open purchase orders. The loss of DuPont as a supplier could have a material adverse effect on the Company.

Capacity

     The Company manufactured and shipped over 17.8 million airbag cushions to the Company's North American and European customers during fiscal 2001 and the Company believes it has adequate capacity to manufacture its fiscal 2002 budget requirements.

     The Company's South Carolina facility has a current capacity to manufacture approximately 30.0 million yards of fabric per year and manufactured approximately 26.4 million yards of fabric in fiscal year 2001. The Company utilizes rapier weaving machines that are versatile in their ability to produce a broad array of specialty technical fabrics for use in a large number of applications. In addition, the Company's machinery and equipment have the capability to weave all types of yarns and fabrics specified by airbag module integrators as well as a broad variety of technical fabrics. The ability to easily interchange the machines between air restraint fabric and other specialty technical fabrics allows the Company to maximize returns on plant assets.

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

     The Company believes the total North American airbag fabric market in 2000 totaled over $150.0 million. The Company shares this market with another major competitor, Milliken, and at least three smaller fabric manufacturers. In addition, Takata, an airbag module integrator, produces fabric for its own airbag cushions. Barriers to entry into this market include substantial capital requirements and lengthy lead-times required for certification of a new participant's fabrics by buyers.

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

Technical Center - Europe

     During the past year, the Company's European operations reorganized its engineering group. Engineers lead teams of Company personnel from various departments and are responsible for product and customer relationships. Included in each of these teams are technical specialists, quality engineers and manufacturing engineers. This arrangement allows the same team to take responsibility for the product from initial drafting to finish, assuring robust quotes, smooth launches and efficient production. European operations continue to improve as a result of this reorganization.

     Additionally, the Company has formalized development initiatives by creating a Technical Center in Hildesheim, Germany. The center has the ability to conduct static deployment and analysis using high-speed video equipment. In October 2000, the Company added pendulum-testing capability. There also exists a full sample shop with manual and CNC sewing equipment, a production-style laser cutter, volume measurement and analysis equipment, textile welding and other non-sewn fastening equipment. The Technical Center also has a complete materials laboratory, managed by an experienced materials engineer. Additionally, the Technical Center utilizes the services and expertise of the laboratory and textile experts in Greenville, South Carolina. There are also satellite-engineering functions in Wales, United Kingdom. The Wales facility serves both customers and internal operations with equipment design and manufacturing. It has a design group and tool room to develop and manufacture specialized equipment and standard tooling.

Technical Center - North America

     In North America, a comprehensive textile laboratory is located in Greenville, South Carolina. The Company has the ability to fully test and analyze fabrics of any type (airbag or other) including US-ASTM, Europe DIN, Asian JIS and Underwriters NFPA. The Laboratory is A2LA and QS9000 certified, which are the most important measures for the industry. All validation testing and analytical testing of fabric is performed in Greenville, South Carolina. In North America, the module integrators perform the majority of advanced cushion testing; therefore, an advanced Technical Center for cushions does not exist. However, all necessary validation testing and process development testing is performed in Ensenada, Mexico. North American sales are supported and developed via Sales and Program Managers dedicated to a particular account base of activity. Additionally, the Ensenada facility has state-of-the-art prototype-selling capabilities. Within the production programs are highly advanced sewing machines, with 100% dedicated quality, engineering and sewing operators.

Qualification and Quality Control

     The Company has successfully completed the process of qualifying as an airbag supplier. Each of the Company's customers requires the Company to meet specific requirements for design validation. The customer participates in the design and process validations and must be satisfied with the reliability and performance prior to awarding a purchase order. The Company satisfies all standards and requirements relating to product performance, which then qualifies the Company to be a supplier.

     The Company has extensive quality control and quality assurance systems in its U.S. automotive facilities, including inspection and testing of all products, and is QS 9000 and ISO 9002 certified. The Company also performs process capability studies and design of experiments to determine that the manufacturing processes meet or exceed the quality levels required by each customer.

     The Company's European facilities also operate under similar quality systems that meet ISO 9000, ISO 9001 and ISO 9002 standards, which are the international standards for quality. As is the case with U.S. customers, the automobile manufacturers may conduct their own design and process testing; however, the Company's Technical Center located in Hildesheim, Germany has the ability to conduct similar design and testing.

     The Company's airbag fabric operations also maintain the highest level of quality through each and every process. The fabric operations have been certified as approved suppliers by all of the Company's automotive customers. In addition, the fabric operations laboratories have obtained accreditation against ISO Guide 25, ASTM, DIN, JIS and A2LA as well as UL accreditation. The Company was the first airbag fabric manufacturer to have its entire business (not just its manufacturing facility) certified under QS 9000.

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

Product Liability

     The Company is engaged in a business that could expose it to possible claims for injury resulting from the failure of products sold by it. In the past, there has been increased public attention to injuries and deaths of children and small adults due to the force of the inflation of airbags. To date, however, the Company has not been named as a defendant in any product liability lawsuit nor threatened with any such lawsuit. The Company maintains product liability insurance coverage which management believes to be adequate. However, a successful claim brought against the Company resulting in a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

Discontinued Operations

     The Company, through operations it intends to sell, and which have been classified as "discontinued operations", is a supplier of projectiles and other metal components for small to medium caliber training and tactical ammunition. Additionally, the Company manufactures metal airbag module components for the automotive airbag industry and other metal components primarily for small arms ammunition used by the United States Armed Forces. The metal components manufactured by the Company are shipped to a loading facility, operated either by the United States Government or a prime defense contractor, which loads the explosives, assembles the rounds and packages the ammunition for use. The Company primarily manufactures components that are used in training rounds, which are similar to tactical rounds but do not contain the same explosive or incendiary devices contained in tactical rounds. Because of the continuous use of training ammunition, the majority of the rounds purchased by the United States Armed Forces are training rounds. In the past the Company has regularly received replenishment orders from the United States Armed Forces for its inventory of training ammunition. Net sales of metal and defense related products were approximately $20.6 million, $33.6 million, and $41.6 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. See Note 4 to the Consolidated Financial Statements for more information.

Disposition of Assets and Plant Relocation

     On August 31, 2000, the Company finalized the sale of Valentec Systems, Inc., a systems integrator with the U.S. Army which coordinated the manufacture and assembly of components supplied by various subcontractors and part of the Company's non-core operations. Pursuant to a Stock Purchase Agreement dated July 21, 2000, the Company sold 100% of the shares of capital stock of Systems to VTECH Corporation for approximately $2.9 million in cash.

     During fiscal 2001, the Company determined to exit its metal and defense businesses. These businesses consist of the metal division now located in Missouri (Valentec Wells, LLC) and the defense products division located in Ohio (Galion, Inc.). To enhance the value of these businesses, the Company consolidated a considerable portion of its Valentec operations into its Galion, Ohio facility and relocated the remainder of its operations from its former California location to a lower-cost facility in Missouri, nearer to its primary customers.

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

Manufacturing and Production

     The Company's Valentec Wells, LLC operation manufactures metal airbag module components for the automotive airbag industry and other metal components primarily for small arms ammunition for use by the defense industry.

     The Company's Galion, Inc. operation manufactures projectiles and other metal components for inclusion in small to medium caliber ammunition utilizing primarily multi-spindle screw machines at its manufacturing facility in Galion, Ohio. The manufacturing process includes the impact extrusion of steel bars to form the blank or rough form shape of the metal components, the machining of the inside and outside of the metal components to form their final shape, various heat and phosphate treatments and painting. The Company believes that its manufacturing equipment, machinery and processes are sufficient for its current needs and for its needs in the foreseeable future.

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

United States Government Contracts

     Virtually the Company's entire defense related contracts are negotiated as firm fixed price contracts with the United States Government or certain of the United States Government's prime contractors. These contracts are subject to audit and may be adjusted accordingly.

     A majority of the Company's manufacturing agreements with the United States Armed Forces and its prime defense contractors are for the provision of components for a one year term, subject, in certain cases, to the right of the United States Government to renew the contract for an additional term. Renewals of United States Government contracts depend upon annual Congressional appropriations and the current requirements of the United States Armed Forces. United States Government contracts and contracts with defense contractors are, by their terms, subject to termination by the United States Government for its convenience. Fixed price contracts provide for payment upon termination for items delivered to and accepted by the United States Government, and, if the termination is for convenience, for payment of the contractor's costs incurred through the date of termination plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred.

Seasonality

     The Company's airbag cushions and airbag fabric business is subject to the seasonal characteristics of the automotive industry in which generally there are seasonal plant shutdowns in the third and fourth quarters of each calendar year.

Backlog

     The Company does not reflect an order for airbag cushions or airbag fabric in backlog until it has received a purchase order and a material procurement release that specifies the quantity ordered and specific delivery dates. Generally, these orders are shipped within four to eight weeks of receipt of the purchase order and material release. As a result, the Company does not believe backlog is a reliable measure of future airbag sales.

Risks Resulting from Foreign Operations

     Certain of the Company's consolidated net sales are generated outside the United States. Foreign operations and exports to foreign markets are subject to a number of special risks including, but not limited to, risks with respect to fluctuations in currency exchange rates, economic and political destabilization, other disruption of markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas, foreign customs and tariffs and unexpected changes in regulatory environments), changes in foreign laws regarding trade and investment, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans and foreign tax laws. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company's ability to increase or maintain its foreign sales or on its future results of operations.

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

     See Note 10 to the Consolidated Financial Statements for financial information by geographic area.

Employees

     At March 31, 2001, the Company employed approximately 2,800 employees in its continuing operations and approximately 175 employees in its discontinued operations. The Company's hourly employees in Mexico are entitled to a federally regulated minimum wage, which is adjusted, at minimum, every two years. The
Company's employees at its Mexican facility are unionized. In addition, Automotive Safety Components International GmbH & Co. KG, the Company's wholly owned German subsidiary, has a workers' council pursuant to German statutory labor law. A workers' council also represents the employees at the Company's facilities in the U.K. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

Environmental Matters

     Like similar companies, the Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). Such laws, including but not limited to, those under CERCLA, may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

     The Company has identified two areas of underground contamination at the Company's facility in Galion, Ohio. One area involves a localized plating solution spill. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. Such environmental consultants estimate that the Company's voluntary plan of remediation could take three to five years to implement, followed by annual maintenance. The consultants also estimate that remediation costs will be approximately $250,000, which the Company had accrued in other long-term liabilities at March 31, 2001 and March 25, 2000. However, depending on the actual extent of impact to the Company or more stringent regulatory criteria, these costs could be higher. Additionally, an underground contamination involving machinery fluids exists at the former Valentec facility in Costa Mesa, California and the Regional Water Quality Control Board has approved a site remediation plan. The remediation plan currently involves the simultaneous operation of a groundwater and vapor extraction system. Such plan is expected to take approximately five years to implement at an estimated cost of approximately $368,000. To date, the Company has spent approximately $325,000 implementing such plan with approximately one year remaining. The additional anticipated cost for that year is accrued for as of March 31, 2001. In addition, SCFTI has been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

     A Phase II study revealed limited organic groundwater contamination at the SCFTI facility in South Carolina in 1997. At the time of the Company's purchase of such facility, $185,000 of the purchase price thereof was placed in escrow to pay for, if necessary, environmental remediation and monitoring at such facility. Based on the results of the groundwater monitoring that already has been conducted, and on the Company's discussions with the South Carolina Department of Health and Environmental Control ("DHEC"), no further work will be required and the escrow account was liquidated in fiscal year 2001.

     Additionally, low levels of contaminants were found at SCFTI during groundwater sampling in 1998. In February 1999, the facility received a notice letter from DHEC regarding the groundwater contamination. While DHEC acknowledges that there does not appear to be an active source for groundwater impact at the facility, it required the facility to perform sampling of two existing monitoring wells located on the property for contaminants. Low levels of contaminants again were detected. DHEC has requested that the Company (i) confirm that no residential wells exist in the area, (ii) perform additional sampling, and (iii) propose a program for in-site remediation of the groundwater, involving injection of nutrients to biodegrade the organic compounds in the groundwater. The Company does not believe that these costs will be material.

     In the opinion of management, no material expenditures beyond those accrued at March 31, 2001 will be required for the Company's environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of independent consultants on environmental matters.

Patents

     The Company holds eleven patents and seven additional patents are pending. All patents relate to technical improvements for enhancement of product performance with respect to the Company's airbag, fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire between the years 2014 and 2020.

Engineering, Research & Development

     The Company's fabric and airbag cushions operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company specifically designs and engineers its fabrics to meet its customers' applications and needs. While the component manufacturer originates most design requirements, the Company is dedicated to improving the quality of existing products, as well as developing new products for all applications. Costs associated with design and development for fabric and airbag cushions were approximately $688,000, $665,000 and $1,090,000 during fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

Related Parties

     The Company, in years prior to fiscal 1999, performed certain services for an affiliated company, Valentec International Limited ("VIL"), a U.K. company majority owned by Mr. Robert A. Zummo, the former Chief Executive Officer and Chairman of the Board of the Company. During fiscal 2000, the Company established a $600,000 reserve against its receivable of $1.2 million from VIL due to uncertainty about VIL's ability to repay such amount. In connection with the restructuring discussed in Note 1 to the Consolidated Financial Statements, Mr. Zummo agreed that the Company could reduce future payments to him under his employment agreement to cover such receivable in the event that the Company is not repaid by VIL. At March 31, 2001, VIL had not repaid the Company and the gross amount owed to Mr. Zummo under his employment agreement is in excess of the amount owed to the Company by VIL.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in Greenville, South Carolina in a facility owned by the Company, adjacent to its SCFTI manufacturing facility. The Company manufactures airbag and technical fabrics related products in five locations, with total plant area of approximately 1.2 million square feet (including administrative, warehouse, engineering and research and development areas housed at company locations). Below is an overview of the Company's properties at its airbag and technical fabrics related products facilities and its metal and defense facilities (discontinued operations) as of June 25, 2001.

                                                                   Floor Area     Owned/        Lease
                           Location                                (Sq. Ft.)      Leased     Expiration
                           --------                                ---------      ------     ----------
Airbag and Technical Fabrics Related Products
   Ensenada, Mexico (airbag cushion)                                     97,000   Leased        2003      (1)(2)
   Greenville, South Carolina (airbag and technical fabrics)            826,000    Owned         N/A      (1)(3)
   Hildesheim, Germany (airbag cushions)                                 70,000    Owned         N/A      (1)
   Jevicko, Czech Republic (airbag cushions)                            100,000    Owned         N/A      (4)
   Crumlin, Wales (airbag cushions)                                      60,000   Leased        2003      (1)
   Otay Mesa, California (warehouse)                                     16,000   Leased        2003      (5)

Metal and Defense (Discontinued Operations)
   Lake City, Missouri (metal components)                                55,000   Leased        2009      (4)(6)
   Galion, Ohio (defense products and metal components)                  97,000    Owned         N/A      (4)

------------
(1)  Manufacturing, research and development and office space

(2)  Lease also provides for two one-year renewal options

(3)  Corporate office

(4)  Manufacturing and office space

(5)  Finished goods distribution center

(6)  Lease also provides for a four-year renewal option

ITEM 3. LEGAL PROCEEDINGS

     The Chapter 11 cases remain open until all claims, disputes and pleadings are resolved before the Bankruptcy Court. At March 31, 2001, the Company has material disputes with respect to a $2.7 million claim based upon rejection damages under a lease at a former facility in Costa Mesa, California. Based on advice from outside legal counsel, management believes that an adequate liability has been established for this matter at March 31, 2001.

     The Company and several of its present or former officers and directors were named defendants in a class action lawsuit commenced by shareholders of the Company in the United States District Court for the District of New Jersey. Eight separate lawsuits were filed, alleging violations of the federal securities laws, and were consolidated into one action. The parties have executed an Agreement of Settlement, dated April 16, 2001, to settle the consolidated class action litigation for $4 million. The Company's directors' and officers' insurance carrier will satisfy the settlement obligations and accordingly, such resolution has no effect on the Company's financial condition, results of operations or cash flows.

     The Company, from time to time, also becomes party to legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to the operations of the Company. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Stockholders on April 11, 2001, adjourned to April 27, 2001. Only holders of record of the Company's common stock as of March 16, 2001 were entitled to notice of, and to vote at, the meeting.

     At the meeting, the Company's stockholders voted in favor of the approval of the Safety Components International, Inc. 2001 Stock Option Plan authorizing the issuance of up to 900,000 shares of the Company's common stock under the plan to key employees, including officers, and/or directors and consultants. The vote of approval for such item was 4,109,058 FOR, 238,230 AGAINST, and 153 ABSTAINING.

     At the meeting, the Company's stockholders also voted in favor of certain cash payments payable to, and decreases in the exercise price of, certain stock options to be granted pursuant to the stock option plan for the benefit of, members of the Company's management under employment agreements and/or severance arrangements entered into by the Company, only in the event of a change of control of the Company. The vote of approval for such item was 4,226,705 FOR, 120,612 AGAINST, and 124 ABSTAINING.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Pursuant to the Restructuring Agreement discussed in Item 1, the claims of the Noteholders were converted into the right to receive 4,840,774 shares of the Company's common stock on the Emergence Date (4,816,574 shares to the Noteholders and 24,200 shares to the financial advisors of the Noteholders). The pre-bankruptcy common stock, excluding stock held by Robert A. Zummo, the Company's former Chairman and Chief Executive Officer, was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock (aggregate 5,000,000 shares issued and 4,960,381 shares outstanding) and warrants to acquire an additional 681,818 shares of such common stock on the Emergence Date. All other options and warrants were cancelled on the Emergence Date.

     The common stock is not listed on any exchange, but rather trades on the Over-The-Counter Bulletin Board. The following table sets forth the range of high and low bid information for reported sale prices of the common stock since its distribution after the Emergence Date. Share information is not meaningful prior to the Emergence Date due to the significant change in capital structure that resulted from the Plan of Reorganization.

                                         High                     Low
                                         ----                     ---
Year Ended March 31, 2001
  Fourth Quarter (A)                   $  4.25                 $  0.12

(A) There were no trades of record of the Company's common stock noted to have occurred on the Over-The-Counter Bulletin Board until February 5, 2001.

     As of June 25, 2001 there were approximately 154 holders of record of the Company's Common Stock.

     To date, the Company has not paid any cash dividends to its stockholders and presently intends to continue its policy of retaining its earnings to support the growth and development of its business. Further, the Company's existing credit agreement restricts the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal years indicated. The selected historical financial data for the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000, for fiscal years ended March 25, 2000, March 27, 1999, March 28, 1998, and March 31, 1997 has been derived from the audited Consolidated Financial Statements of the Company for such periods. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the non-core businesses (metal and defense) as discussed in Note 4 to the Consolidated Financial Statements of the Company. The Consolidated Financial Statements for the period from October 11, 2000 to March 31, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Statements by Entities in Reorganization Under the Bankruptcy Code." As a result of the implementation of fresh start accounting, certain of the selected financial data for the period from October 11, 2000 to March 31, 2001 is not comparable to the selected financial data of prior periods. See Note 3 to the Consolidated Financial Statements of the Company for further discussion of the effects of fresh start accounting on the Company's Consolidated Financial Statements. As a result of differences in comparability, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company." The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto, included elsewhere in this Report (in thousands, except per share data and footnotes):

                                                       Reorganized
                                                         Company                             Predecessor Company
                                                      -------------|---------------------------------------------------------------
                                                                   |                          Fiscal Year Ended
                                                       Period from | Period from    -----------------------------------------------
                                                         10/11/00  |   3/26/00
                                                            to     |      to
                                                          3/31/01  |   10/10/00    3/25/00      3/27/99      3/28/98      3/31/97
                                                        (25 Weeks) |  (28 Weeks)  (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)
                                                      -------------|---------------------------------------------------------------
INCOME STATEMENT DATA (1)                                          |
Net sales (10)                                           $  92,052 |  $ 109,139    $ 194,667    $ 178,348    $ 130,154    $  68,858
Cost of sales, including depreciation                       79,337 |     93,307      168,249      158,806      107,908       55,923
                                                         --------- |  ---------    ---------    ---------    ---------    ---------
Gross profit                                                12,715 |     15,832       26,418       19,542       22,246       12,935
Selling, general and administrative expenses                 5,235 |      5,941       13,443       10,487        8,550        5,842
Research and development expenses                              335 |        353          665        1,090          357           --
Amortization of intangible assets                              448 |        675        1,486        1,528        1,147          348
Restructuring and restatement (6)                               -- |         --        3,969           --           --           --
Relocation and reorganization costs (7)                         -- |         --           --        3,238        1,789           --
Terminated investment agreement costs (8)                       -- |         --           --        2,500           --           --
                                                         --------- |  ---------    ---------    ---------    ---------    ---------
Operating income                                             6,697 |      8,863        6,855          699       10,403        6,745
Other expense (income)                                        (280)|        878        1,729          766          (42)         156
Interest expense, net (5)                                    2,514 |      3,833       13,975       12,566        7,540        1,555
                                                         --------- |  ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before                    |
   reorganization items                                      4,463 |      4,152       (8,849)     (12,633)       2,905        5,034
Reorganization items (3)                                        -- |     41,740           --           --           --           --
                                                         --------- |  ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before                    |
income taxes                                                 4,463 |    (37,588)      (8,849)     (12,633)       2,905        5,034
Income tax provision (benefit)                               1,769 |    (17,511)       6,154       (3,321)       1,927        2,995
                                                         --------- |  ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations                     2,694 |    (20,077)     (15,003)      (9,312)         978        2,039
Discontinued operations, net of taxes:                             |
   Loss (gain) from discontinued operations                     -- |      1,440       20,142        4,351       (2,368)      (1,807)
   Loss (gain) on disposition of discontinued                      |
operations                                                   1,444 |       (214)          --           --           --           --
                                                                   |
Extraordinary gain (loss), net of taxes (4) (9)                 -- |     29,370           --           --           --         (383)
Cumulative  effect of change in accounting, net of              -- |         --           --           --           --       (1,259)
taxes (9)                                                          |
                                                         --------- |  ---------    ---------    ---------    ---------    ---------
Net income (loss)                                        $   1,250 |  $   8,067    $ (35,145)   $ (13,663)   $   3,346    $   2,204
                                                         ========= |  =========    =========    =========    =========    =========
PER SHARE DATA, BASIC AND DILUTED (2):                             |
Income from continuing operations                        $    0.54 |
Loss from discontinued operations                            (0.29)|
                                                         --------- |
Net income per common share                              $    0.25 |
                                                         ========= |
Weighted average number of shares outstanding, basic               |
     and diluted                                             4,960 |
                                                         ========= |

                                                      Reorganized |
                                                        Company   |                     Predecessor Company
                                                       -----------|----------------------------------------------------------
                                                        3/31/01   |    3/25/00         3/27/99        3/28/98       3/31/97
                                                       -----------|----------------------------------------------------------
BALANCE SHEET DATA                                                |
Working capital (11)                                   $  27,970  |   $(103,105)      $  31,404      $  26,617      $  12,957
Total assets (10)                                        130,683  |     168,695         206,748        180,134         69,774
Senior subordinated notes                                     --  |      90,000          90,000         90,000             --
Long term debt, net of current portion                    43,541  |      15,145          53,109         22,954         21,296
Stockholders' equity (deficit)                            51,943  |     (14,440)         22,456         36,532         35,274

---------------
Notes to Selected Financial Data:

(1) The Company did not declare dividends during fiscal years 2001, 2000, 1999, 1998 or 1997.

(2) Share and per share data are not meaningful on or prior to October 10, 2000 due to the significant change in the capital structure that resulted from the Plan of Reorganization.

(3) During the period from March 26, 2000 to October 10, 2000, the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 resulted in a net charge of approximately $34.0 million. Professional fees and expenses of $3.7 million included in Reorganization Items for the period represent fees and expenses associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The revaluation of the Notes totaled $2.9 million, representing the write-off of related deferred financing costs. Also included in this amount is $1.1 million of restructuring charges that consist primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer.

(4) During the period from March 26, 2000 to October 10, 2000, the early extinguishment of the Notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million. This was offset by a loss recognized in the amount of $573,000 related to deferred financing costs associated with the early termination of the previous credit facility during the period.

(5) Contractual interest for the period from March 26, 2000 to October 10, 2000, was $8.5 million. Interest expense on the Company's Notes was reported to the Petition Date (April 10, 2000). Such interest expense was not reported subsequent to that date because it was not required to be paid during the bankruptcy proceedings and was not an allowed claim under the Plan of Reorganization. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $4.7 million for the period from March 26, 2000 to October 10, 2000.

(6) During fiscal 2000, the Company incurred approximately $4.0 million of costs associated with the investigation and restatement of the Company's financial statements for fiscal 1999 and 1998, and the restructuring of the Company's balance sheet.

(7) During fiscal 1999 and fiscal 1998, the Company incurred approximately $3.2 million and $1.8 million, respectively, of pre-tax charges associated with the reorganization and relocation of certain of its foreign and domestic operations. These costs were incurred to consolidate production within the Company's foreign operations to lower cost facilities located within the foreign market (1999 and 1998), close the China facility (1999) and relocate the corporate headquarters to the Company's Greenville, South Carolina facility (1999).

(8) During fiscal 1999, after exploring a variety of strategic alternatives, the Company entered into investment agreement with a third party. The Company and the third party subsequently reached a mutual agreement to terminate such agreement. The Company incurred approximately $2.5 million of fees and expenses during fiscal 1999 related to the investment agreement and its termination. This charge included a reimbursement to the third party for fees and expenses incurred by it.

(9) During fiscal 1997, the Company changed its accounting for product launch costs from the deferral method to the expense as incurred method. The Company recorded the cumulative effect of this change in accounting principle in the amount of $1.3 million, net of income taxes. In addition, in connection with a new loan agreement the Company recorded an extraordinary loss of $383,000, net of income taxes, relating to the write-off of deferred financing costs incurred for the previous credit facility.

(10) The growth in net sales and total assets between fiscal years 1997 and 1999 is attributable to the acquisitions of the ASCI GmbH facility in Germany, and the SCFTI facility in Greenville, SC, respectively.

(11) As of March 25, 2000, the working capital of the Company was in a negative position due to the reclassification of the $90 million Notes to current liabilities.

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

Results of Operations

     On October 10, 2000, the Company consummated a Plan of Reorganization as discussed in the Consolidated Financial Statements and the Notes thereto. Accordingly, the Consolidated Financial Statements for the period from October 11, 2000 to March 31, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result of the implementation of fresh start accounting, the financial information for the period from October 11, 2000 to March 31, 2001 is not comparable to the financial information of prior periods. The following table summarizes operating results of the Company for fiscal 2001, 2000 and 1999 (in thousands):

                                                                                                      | Reorganized
                                                                       Predecessor Company            |   Company         Combined
                                                       -----------------------------------------------|----------------------------
                                                         Fifty-two       Fifty-two      Period from   | Period from     Fifty-three
                                                        Weeks Ended     Weeks Ended       3/26/00     |   10/11/00      Weeks Ended
                                                           3/27/99         3/25/00       to 10/10/00  |  to 3/31/01       3/31/01
                                                       -----------------------------------------------|----------------------------
Net sales                                                 $ 178,348       $ 194,667       $ 109,139   |   $  92,052       $ 201,191
Gross profit                                                 19,542          26,418          15,832   |      12,715          28,547
Income from operations                                          699           6,855           8,863   |       6,697          15,560
Other expense (income), net                                     766           1,729             878   |        (280)            598
Interest expense, net                                        12,566          13,975           3,833   |       2,514           6,347
Reorganization items                                           --              --            41,740   |        --            41,740
Income tax (benefit) provision                               (3,321)          6,154         (17,511)  |       1,769         (15,742)
Loss on discontinued operations, net of                                                               |
    taxes                                                    (4,351)        (20,142)         (1,226)  |      (1,444)         (2,670)
Extraordinary gain, net of taxes                               --              --            29,370   |        --            29,370
Net (loss) income                                         $ (13,663)      $ (35,145)      $   8,067   |   $   1,250       $   9,317

     Results of operations for the fifty-three week period ended March 31, 2001 contain an additional week of operations as compared to the fifty-two week periods ended March 25, 2000 and March 27, 1999 as a result of the Company's fiscal year ending on the Saturday closest to March 31. The Consolidated Financial Statements for all periods presented above have been reclassified to reflect the Company's non-core businesses as discontinued operations. See Note 4 to the Consolidated Financial Statements for further information on the discontinued operations.

     The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                           Predecessor Company      Combined
                                        --------------------------------------
                                         Fifty-two    Fifty-two    Fifty-three
                                        Weeks Ended  Weeks Ended  Weeks Ended
                                          3/27/99      3/25/00      3/31/01
                                        --------------------------------------
Net sales                                  100.0%       100.0%       100.0%
Gross profit                                11.0         13.6         14.2
Income from operations                       0.4          3.5          7.7
Interest expense, net                        7.0          7.2          3.2
Income tax (benefit) provision              (1.9)         3.2         (7.8)
Net (loss) income                           (7.7)       (18.1)         4.6

Fifty-three Weeks Ended March 31, 2001 Compared to Fifty-two Weeks Ended March 25, 2000

     The Consolidated Financial Statements for the period subsequent to the consummation of the Plan of Reorganization (period from October 11, 2000 to March 31, 2001) were prepared under the principles of fresh start reporting for companies emerging from a plan of reorganization and are not comparable to prior periods. The Company believes that the most meaningful comparisons are made using the combined financial information for the period from March 26, 2000 to March 31, 2001 (fiscal 2001) above and therefore this discussion addresses such combined information.

     Net Sales. Net sales increased by $6.5 million or 3.4% to $201.2 million in fiscal 2001 compared to fiscal 2000. While the additional week of operations in the year resulted in greater than half of the increased net sales, the balance of the increase is attributable primarily to increased sales volume from new sales contracts with existing airbag cushions customers in the U.S. and Europe. North American operations showed increased sales of $11.6 million or 9.9% for airbag cushions and airbag and technical fabrics products over the prior fiscal year. Within North American operations, airbag cushions net sales increased by $14.2 million or 30.5% while airbag and technical fabrics net sales decreased $2.6 million or 3.7% over the prior fiscal year. The decrease in net sales of airbag and technical fabrics is a result of reallocation of loom capacity away from externally sold fabrics to airbag fabric weaving for internal use by the Company's North American airbag cushions manufacturing facility in Ensenada, Mexico. European operations experienced decreased net sales of $5.1 million or 6.6% over the prior fiscal year, due to the adverse impact of foreign currency translation rates approximating 10.1%. The European operations net sales increased in local currency by $2.5 million (using current year rates), but the adverse effect of lower foreign currency translation rates resulted in a decrease of approximately $7.6 million.

     Gross Profit. Gross profit increased by $2.1 million or 8.1% to $28.5 million in fiscal 2001 compared to the prior fiscal year. North American operations experienced an increase in gross profit of approximately $4.1 million resulting from increased net sales and efficiency gains, offset partially by a charge of $710,000 resulting from the application of fresh start accounting to record inventory at its fair value, as well as a decrease in gross profit in the European operations of $2.0 million due to the adverse impact of foreign exchange rates and unfavorable product mix. Gross profit improvements also resulted from a decrease in depreciation expense as a result of the decreased cost basis of fixed assets resulting from the adoption of fresh start accounting at the Emergence Date. Gross profit as a percentage of net sales increased to approximately 14.2% from 13.6% for the prior fiscal year. The increase as a percentage of net sales was due to the items discussed above.

     Income from Operations. Income from operations increased by $8.7 million or 127.0% to $15.6 million in fiscal 2001 compared to the prior fiscal year. The increase is attributable to the $2.1 million increase in gross profit discussed above, and decreases in the Company's selling, general and administrative ("SG&A") and amortization expenses. SG&A and amortization expenses decreased $2.6 million primarily from efficiencies gained and cost savings arising from the Company's cost controls and restructuring efforts. These SG&A expenses were impacted favorably by a $740,000 reversal of a Chapter 11-related reserve following proceedings that were settled in the Company's favor. Additionally, in fiscal 2000, the Company incurred approximately $4.0 million of legal, professional and re-financing related costs associated with the investigation and restatement of its financial statements for fiscal years 1999 and 1998, and its restructuring efforts leading up to its filing under Chapter 11 on April 10, 2000. Income from operations as a percentage of net sales increased to 7.7% for fiscal 2001 from 3.5% for fiscal 2000. The increase as a percentage of net sales was primarily a result of the items discussed above.

     Other Expense. Other expense decreased by $1.1 million or 65.4% to $598,000 in fiscal 2001 compared to the prior fiscal year. The decrease from prior year is attributable primarily to decreased realized exchange losses and other expenses.

     Interest Expense. Interest expense decreased $7.6 million or 54.6% to $6.3 million in fiscal 2001 compared to the prior fiscal year. The decrease is attributable to the Company not being required to recognize interest expense of $8.7 million after April 10, 2000 on its Notes pursuant to the Company's Restructuring Agreement in the Chapter 11 bankruptcy proceeding, and the offsetting effect of interest on higher revolving credit balances that were incurred due to the funding of reorganization expenses versus the prior year.

     Reorganization Items. Professional fees and expenses included in Reorganization Items totaled $3.7 million for fiscal 2001, and such expenses represent fees and expenses of the Company's various legal and financial advisors, the financial and legal advisors for the Senior Lenders and Noteholders, and other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The revaluation of the Notes totaled $2.9 million, representing the write-off of related deferred financing costs. Also included in Reorganization Items in fiscal 2001 are restructuring charges that consist primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer. The impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 resulted in a net charge of approximately $34.0 million.

     Income Taxes. Income taxes for fiscal 2001 reflect a benefit principally due to fresh start and other reorganization adjustments, offset by current year tax liability relating to taxable income from operations and certain adjustments for deferred tax valuation allowances previously established against deferred tax assets.

     Discontinued Operations. Loss from discontinued operations decreased $17.5 million or 86.7% to $2.7 million in fiscal 2001 compared to the prior fiscal year. The decrease is primarily attributable to the prior year's inclusion of a $17.7 million goodwill write-off due to impairment of goodwill related to the Valentec Wells operations. The current year loss on discontinued operations includes a $1.2 million realized gain on the sale of Valentec Systems, Inc. offset by estimated plant relocation expenses, interest costs, professional fees and estimated losses until the expected disposition of the remaining defense businesses. During the fourth quarter of fiscal 2001, the Company recorded an additional charge of $1,444,000 net of income taxes of $848,000, for the estimated net loss on the disposition of the non-core businesses.

     Extraordinary Gain. The early extinguishment of the Notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million. This was offset by a loss recognized in the amount of $573,000 for the write-off of deferred financing costs associated with the early termination of the KeyBank Credit Agreement during the current year.

     Net Income. Net income was $9.3 million in fiscal 2001 compared to a net loss of $35.1 million in fiscal 2000. This increase in earnings resulted from the items discussed above.

Year Ended March 25, 2000 Compared to Year Ended March 27, 1999

     Net Sales. Net sales increased by $16.3 million or 9.2% to $194.7 million in fiscal 2000 compared to fiscal 1999. The increase was primarily attributable to increased net sales volume from new sales contracts with existing customers in the U.S. and Europe. North American operations experienced increased net sales of $11.6 million or 11.3% for air bag cushions and airbag and technical fabrics products over the prior fiscal year. Within North American operations, airbag cushions net sales increased by $12.7 million or 37.7% while airbag and technical fabrics net sales decreased $1.1 million or 1.5% over the prior fiscal year. The decrease in net sales of airbag and technical fabrics is a result of reallocation of loom capacity away from externally sold fabrics to airbag fabric weaving for internal use by the Company's North American airbag cushions manufacturing facility in Ensenada, Mexico. European operations experienced increased net sales of $4.7 million or 6.1% over the prior fiscal year, despite such sales having been adversely impacted (approximately 4.7%) by foreign currency translation rates. The European operations net sales increased in local currency by $7.7 million (using current year rates), but the adverse effect of lower foreign currency translation rates affected the increases by approximately $3.0 million.

     Gross Profit. Gross profit increased by $6.9 million or 35.2% to $26.4 million compared to the prior fiscal year. The increase was attributable primarily to improved margins in the North American and European automotive operations arising from efficiency improvements and related successes in the Lean Manufacturing program that the Company began implementing in the beginning of fiscal 2000, and favorable product mix. Gross profit as a percentage of net sales increased to approximately 13.6% from 11.0% for the prior fiscal year. The increase as a percentage of net sales was due to the items discussed above.

     Income from Operations. Income from operations increased by $6.2 million to $6.9 million compared to the prior fiscal year. The increase is attributable to the $6.9 million increase from gross profits discussed above, offset by net additional operating costs of approximately $720,000. Such costs included an additional $2.5 million for general office expenses and professional and legal fees. Also, in fiscal 2000 the Company incurred approximately $4.0 million of legal, professional and re-financing related costs associated with the investigation and restatement of its financial statements for fiscal years 1999 and 1998, and its restructuring efforts leading up to its filing under Chapter 11 on April 10, 2000. For fiscal year 1999 the Company expensed approximately $2.5 million of fees and expenses during the fourth quarter related to a failed investment agreement and termination fees. Also during fiscal year 1999, the Company incurred approximately $3.2 million of relocation and reorganization costs associated with the following: $2.4 million for the move of labor intensive passenger airbag lines from the Company's German facility to the lower labor cost Czech Republic facility; approximately $300,000 associated with the closure of its former China facility; and approximately $500,000 related to the relocation of its corporate office to its South Carolina facility. Income from operations as a percentage of net sales increased to 3.5% for fiscal 2000 from 0.4% for fiscal 1999. The increase as a percentage of net sales was primarily a result of the items discussed above.

     Other Expense. Other expense increased by $1.0 million or 125.7% to $1.7 million compared to the prior fiscal year. The increase over the prior year is attributable primarily to increased realized exchange losses and other expenses.

     Interest Expense. Interest expense increased $1.4 million to $14.0 as compared to the prior year. The increase is primarily due to higher revolving credit balances during the year and additional indebtedness over the prior year
- primarily the mortgage for the Hildesheim, German facility.

     Income Taxes. Income taxes for fiscal 2000 reflect primarily adjustments for deferred tax valuation allowances established against deferred tax assets.

     Discontinued Operations. Loss from discontinued operations increased $15.8 million to $20.1 million as compared to the prior fiscal year. The increase is primarily attributable to a $17.7 million goodwill write-off in fiscal 2000 due to impairment of goodwill related to the Valentec Wells operations. A bad debt charge of $1.5 million associated with a contract dispute with a significant customer of Valentec Wells was recorded in fiscal 1999.

     Net Loss. Net loss was $35.1 million in fiscal 2000 compared to a net loss of $13.7 million for fiscal 1999. This change resulted from the items discussed above.

Certain Supplemental Financial Data

     The following pro forma consolidated statement of operations combines the results of operations for the period from March 26, 2000 to October 10, 2000 and the period from October 11, 2000 to March 31, 2001 and reflects the financial results of the Company as if the Plan of Reorganization had been in effect as of March 26, 2000. The pro forma information does not purport to be indicative of the results that would have been obtained had such transactions been completed as of the beginning of the period presented or that may be obtained in the future (in thousands except for share and per share data).

                                                                          Fifty-three Weeks Ended March 31, 2001
                                              --------------------------------------------------------------------------------------
                                                   Predecessor       Reorganized
                                                     Company           Company
                                              --------------------------------------------------------------------------------------
                                                   Period from    |   Period from
                                                  March 26, 2000  |October 11, 2000  Combined      Pro forma
                                               to October 10, 2000|to March 31, 2001   Total       Adjustments             Pro forma
                                              --------------------|-----------------------------------------------------------------
Net sales                                              $ 109,139  |   $  92,052      $ 201,191                             $ 201,191
Cost of sales, excluding depreciation                     89,406  |      76,201        165,607      $    (710)     (a)       164,897
Depreciation                                               3,901  |       3,136          7,037         (1,197)     (b)         5,840
                                                       ---------  |   ---------      ---------      ---------              ---------
Gross profit                                              15,832  |      12,715         28,547          1,907                 30,454
Selling and marketing expenses                             1,074  |         931          2,005             --                  2,005
General and administrative expenses                        4,867  |       4,304          9,171             --                  9,171
Research and development expenses                            353  |         335            688             --                    688
Amortization of intangible assets                            675  |         448          1,123           (241)     (c)           882
                                                       ---------  |   ---------      ---------      ---------              ---------
Income from operations                                     8,863  |       6,697         15,560          2,148                 17,708
Other expense (income), net                                  878  |        (280)           598             --                    598
Interest expense, net                                      3,833  |       2,514          6,347           (144)     (d)         6,203
                                                       ---------  |   ---------      ---------      ---------              ---------
Income from continuing operations                                 |
  before reorganization items                              4,152  |       4,463          8,615          2,292                 10,907
Reorganization items                                      41,740  |          --         41,740        (41,740)     (e)            --
                                                       ---------  |   ---------      ---------      ---------              ---------
Income (loss) from continuing                                     |
    operations before income taxes                       (37,588) |       4,463        (33,125)        44,032                 10,907
Income tax (benefit) provision                           (17,511) |       1,769         15,742         19,778      (f)         4,036
                                                       ---------  |   ---------      ---------      ---------              ---------
Income (loss) from continuing                                     |
    operations                                           (20,077) |       2,694        (17,383)        24,254                  6,871
Discontinued operations, net of tax:                              |
   Loss from discontinued operations                       1,440  |          --          1,440             --                  1,440
   Loss (gain) on disposition                               (214) |       1,444          1,230             --                  1,230
                                                       ---------  |   ---------      ---------      ---------              ---------
Income (loss) before extraordinary                                |
    gain                                                 (21,303) |       1,250        (20,053)        24,254                  4,201
Extraordinary gain                                        29,370  |          --         29,370        (29,370)     (g)            --
                                                       ---------  |   ---------      ---------      ---------              ---------
Net income                                             $   8,067  |   $   1,250      $   9,317      $  (5,116)             $   4,201
                                                       =========  |   =========      =========      =========              =========

Weighted average number of common shares outstanding, basic and diluted                                                    4,960,381

Net income per common share - basic and diluted                                                                            =========
                                                                                                                               $0.85
                                                                                                                           =========

Notes - amounts in thousands
----------------------------

(a) Reflects the reversal of the additional cost of sales recognized during the period due to the fair market value adjustment of the Company's inventory in accordance with fresh start accounting.

(b) Reflects the decrease in depreciation expense that would have resulted if the revaluation of the Company's property, plant and equipment had occurred at March 26, 2000.

(c)  The  following   table  details  the  net  adjustment  to  amortization  of intangible assets:

     Elimination of goodwill amortization                             $ (626)
     Amortization of excess reorganization value                         385
                                                                      ------
                                                                      $ (241)
                                                                      ======

(d) The following table details the net adjustment to interest expense related to the Plan of Reorganization:

     Decrease in interest expense due to exchange
       of senior subordinated notes                                   $ (326)
     Elimination of amortization of deferred financing
          costs on the former credit facility                            (10)
     Amortization of deferred financing costs on
          new credit facility                                            192
                                                                      ------
                                                                      $ (144)
                                                                      ======

(e) Reflects the elimination of reorganization items including fair value adjustment, restructuring charges, professional fees and expenses, loss on revaluation of senior notes and interest earned.

(f) Reflects the estimated income tax effects resulting from the Plan of Reorganization and the application of fresh start accounting. Pro forma income tax expense is calculated using a 37% effective tax rate multiplied by taxable income before amortization of reorganization value. Income tax expense is calculated after giving effect to certain differences between taxable income and book income including the amortization of excess reorganization value.

(g)  Reflects the elimination of the gain on early extinguishment of debt.

Liquidity and Capital Resources

     It is expected that the Company's equipment and working capital requirements will continue to increase as a result of the anticipated growth of its operations. The Company expects that it will spend approximately $6.2 million for capital projects in fiscal 2002. This growth is expected to be funded through a combination of cash flows from operations, equipment financing and through the use of the Company's line of credit.

Senior Subordinated Notes

     On October 11, 2000, the Safety Filing Group emerged from Chapter 11 pursuant to the Plan confirmed by the Bankruptcy Court. Pursuant to the Plan, as confirmed, upon emergence all of the Company's 10-1/8% Notes due 2007 (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock, and warrants to acquire an additional 681,818 shares of common stock. Immediately upon emergence, the Company had 5,000,000 shares of common stock issued and 4,960,381 shares outstanding and, other than the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. In addition, Safety Components' trade suppliers and other creditors were paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

Credit Facilities

     In connection with its emergence from Chapter 11, the Company announced the closing on October 11, 2000 of a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern), (the "Congress Facility"), expiring October 11, 2003. With the proceeds from the Congress Facility, the Company paid off its debtor-in-possession ("DIP") credit facilities with Bank of America. In addition to the Congress Facility, the Company also closed on October 11, 2000, a two-year subordinated secured note facility with the Senior Lenders for $20.9 million (the "Subordinated Facility"), with a fixed interest rate of 11.0%, expiring on October 11, 2002.

     Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of raw materials. Included within borrowings permitted under the Congress Facility (and its borrowing limitations) are $7.1 million in term loans which are to be repaid in equal monthly installments of approximately $127,000, with the unpaid principal amount due on October 11, 2003, unless the Congress Facility is renewed at that time. Also included within borrowings permitted under the Congress Facility is a $3.0 million letter of credit
facility,   through  which  the  Company  had  $350,000  of
letters of credit outstanding at March 31, 2001. At March 31, 2001, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $17.7 million.

     The interest rate on the Congress Facility is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). Under the terms of the Congress Facility, the Company may make borrowings based on prime rate or Eurodollar rate, in each case with an applicable margin applied to the rate. At March 31, 2001, the margin on prime rate loans was 0.0% and the margin on Eurodollar rate loans was 2.0%. The Company is required to pay a commitment fee of 0.375% on the unused portion of the Congress Facility.

     The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant. In addition, the Subordinated Facility provides for mandatory prepayments of principal in the event that the Company's Consolidated EBITDA (as defined) exceeds certain specified levels following the Emergence Date. As of March 31, 2001, the Company estimates $750,000 in prepayments are required to be made in the next year. Additionally, both the Congress Facility and the Subordinated Facility contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies under the Congress Facility; incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends (no dividends are permitted to be repaid to holders of the Company's common stock) or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 31, 2001, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

Pre-Chapter 11 Emergence

     On April 26, 2000, the Safety Filing Group received Bankruptcy Court approval of a $30.6 million senior DIP financing facility that it had entered into with Bank of America, N.A. The senior DIP financing was expected to provide adequate funding for all post-petition trade and employee obligations, the partial paydown of the pre-petition secured debt and the Company's ongoing operating needs during the restructuring process. In conjunction with the closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17.0 million and retained as a replacement of their pre-petition credit facility the remaining approximately $20.9 million portion of their indebtedness as an 11.0% per annum post-petition subordinated DIP facility.

Other Long-term Obligations

     On June 4, 1997, the Company secured a $7.5 million mortgage note facility with Bank Austria. The note is payable in semi-annual installments of $375,000 through March 31, 2002, at which time the remaining unpaid balance is due, and bears interest at 1.0% over LIBOR. The assets of the Company's Czech Republic facility secure the note.

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR and requires monthly payments of approximately $150,000 and is secured by certain equipment located at SCFTI.

     On April 1, 1999, the Company secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Germany. The note is secured by the real estate in Germany acquired through the mortgage. In July 1999, the Company refinanced the note and reduced the outstanding indebtedness to $2.1 million
(currently $1.8 million due to exchange rates) consisting of two tranches. Tranche A totals approximately $1.1 million bearing interest at 4.05% and is payable in semi-annual installments of approximately $70,000 beginning on December 30, 2001 through June 30, 2009. Tranche B totals approximately $674,000 bearing interest at 3.75% and is payable in semi-annual installments of approximately $19,000 also beginning on December 30, 2001 through June 30, 2019.

     During the fifty-three weeks ended March 31, 2001, net cash provided by operating activities (continuing operations only) was $3.0 million. Such cash was provided primarily by improved results of operations (before the effect of Reorganization Items) as compared to prior years. Net cash used by continuing operations for investing activities was $3.7 million, of which $4.0 million was used for the acquisition of additional property, plant and equipment to expand the Company's production capacity worldwide. Net cash used by continuing operations for financing activities in fiscal year 2001 was $3.6 million, which resulted from the Company's repayments of various debt instruments, including primarily certain of the Company's pre-bankruptcy instruments and DIP financing. The above activities, in conjunction with the effect of foreign exchange rates resulted in a net decrease in cash for continuing operations of $4.8 million in fiscal year 2001.

New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for periods beginning after June 15, 2000. Accordingly, this standard is effective for the Company's fiscal year 2002, commencing on April 1, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on April 1, 2001, had no effect on the Company's consolidated financial statements.

Seasonality and Inflation

     The automotive operations are subject to the seasonal characteristics of the automotive industry in which generally there are seasonal plant shutdowns in the third and fourth quarters of each calendar year. The Company does not believe that its operations to date have been materially affected by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To the extent that amounts borrowed under the Congress Facility and certain other indebtedness are outstanding, the Company has market risk relating to such amounts because the interest rates under such agreements are variable. As of June 25, 2001, the Company's interest rates under the Congress Facility approximated 6.5%. Due to the variability of the interest rates, a hypothetical increase or decrease in the interest rates of 100 basis points relating to the Congress Facility will result in an addition or reduction to interest expense of approximately $226,000 on an annual basis.

     The Company's operations in Germany, the United Kingdom, the Czech Republic and Mexico expose the Company to currency exchange rates risk. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a sustained decline of these currencies versus the U.S. dollar, then the Consolidated Financial Statements could be materially affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This item appears in Item 14(a)(1) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     The information called for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those respective portions of the Company's 2001 Proxy Statement, which contains such information.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The  financial   statements,   related  notes  thereto  and  reports  of
        independent accountants required by Item 8 are listed in the index on page F-1 herein.

(2) Unless otherwise attached, all financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's Consolidated Financial Statements or the notes thereto.

(3)     Exhibits:

        2.1     Joint Plan of Reorganization of Safety Components  Debtors Under
                Chapter 11 Bankruptcy Code dated June 12, 2000 (6)
        2.2     First Amended Joint Plan of  Reorganization of Safety Components
                International,  Inc.,  Safety  Components  Fabric  Technologies,
                Inc.,  Automotive  Safety Components  International,  Inc., ASCI
                Holdings  Germany (DE) Inc.,  ASCI  Holdings UK (DE) Inc.,  ASCI
                Holdings Mexico (DE) Inc., and ASCI Holdings Czech (DE) Inc. (7)
        3.1     Certificate of Amendment of the Amended and Restated Certificate
                of Incorporation of Safety Components International, Inc. (8)
        3.2     Amended Bylaws of Safety Components International, Inc. (9)
        4.1     Restructuring  Agreement  dated  April 6,  2000  between  Safety
                Components   International,   Inc.,  Robert  A.  Zummo  and  the
                consenting holders signatory thereto (4)
        4.2     First Amendment to  Restructuring  Agreement dated as of May 10,
                2000  between  Safety  Components  and  the  consenting  holders signatory thereto (5)
        10.1    Form of Master Equipment Lease  Agreement,  dated as of July 10,
                1998,  between  KeyCorp  Leasing,  a division  of Key  Corporate
                Capital Inc. and Safety Components International, Inc. (2)
        10.2    Loan and Security Agreement dated as of October 11, 2000, by and among Safety  Components  International,  Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial
                Corporation (Southern) (10)
        10.3    Subordinated  Secured Credit  Agreement  dated as of October 11,
                2000, by and among Safety  Components  International,  Inc., the subsidiaries named therein as Borrowers and Guarantors,  KeyBank
                National Association ("KeyBank") and Fleet Bank, as lenders, and
                KeyBank as administrative agent (11)
        *10.4   Safety Components International, Inc. 2001 Stock Option Plan
        *10.5   Employment  agreement,  effective  May 18, 2001  between  Safety
                Components International, Inc. and John C. Corey
        *10.6   Employment  agreement,  effective  May 18, 2001  between  Safety
                Components International, Inc. and Brian P. Menezes
        *10.7   Employment  agreement,  effective  May 18, 2001  between  Safety
                Components International, Inc. and Stephen B Duerk
        *10.8   Form of Stock Option Agreement
        *10.9   Form of Severance Letter
        10.10   TRW/SCI Multi Year Agreement dated as of April 1, 1996 among TRW
                Vehicle Safety Systems,  Inc.,  TRW, Inc. and Safety  Components
                International, Inc. Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted (1)

        10.11 Warrant Agreement, dated as of October 11, 2000, by and between Safety Components International, Inc. and Continental Stock Transfer and Trust Company, acting solely in its capacity as agent for each of the holders of Warrants issued by the Company
        *10.12 Employment agreement, effective April 19, 1999, between Safety Components International, Inc. and Robert A. Zummo
        *10.13 Employment agreement, effective March 29, 1999, between Safety Components International, Inc. and John C. Corey
        *10.14 Employment agreement, effective August 23, 1999, between Safety Components International, Inc. and Brian P. Menezes
        *10.15 Employment agreement, dated as of June 1, 1998 between Safety Components International, Inc. and Stephen Duerk (3)
        *10.16 Safety Components International, Inc. 2001 Management Incentive Bonus Program
        21.1    Subsidiaries of Safety Components

*   Indicates exhibits relating to executive compensation
----------
Footnotes:

     (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (as exhibit 10.23).

     (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998 (as exhibit 10.50).

     (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998 (as exhibit 10.49).

     (4) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on April 13, 2000.

     (5) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on May 19, 2000.

     (6) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended March 25, 2000 (as exhibit 2.3).

     (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 2.4).

     (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 3.5).

     (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 3.6).

     (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 10.68).

     (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 10.69).

(b)  Reports on Form 8-K.

     No reports on Form 8-K were required to be filed by the Company during the fourth quarter of fiscal 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SAFETY COMPONENTS INTERNATIONAL, INC.


                                           By:   /s/ John C. Corey
                                                 -----------------
                                                 John C. Corey
                                                 Chief Executive Officer,
                                                 President and Director

                                           Date:    June 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                                   Title                                       Date
---------------------------                          -----                                       ----

/s/ John C. Corey                                    Chief Executive Officer,                    June 27, 2001
---------------------------                          President and Director
John C. Corey

/s/ Carroll R. Wetzel, Jr.                           Director, Chairman of the Board             June 27, 2001
---------------------------
Carroll R. Wetzel, Jr.

/s/ Brian P. Menezes                                 Vice President, Chief Financial             June 27, 2001
---------------------------                          Officer (Principal Financial Officer)
Brian P. Menezes

/s/ William F. Nelli                                 Corporate Controller                        June 27, 2001
---------------------------                          (Principal Accounting Officer)
William F. Nelli

/s/ Ben E. Waide III                                 Director                                    June 27, 2001
---------------------------
Ben E. Waide III

/s/ W. Allan Hopkins                                 Director                                    June 27, 2001
---------------------------
W. Allan Hopkins

/s/ Andy Goldfarb                                    Director                                    June 27, 2001
------------------
Andy Goldfarb

SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                         Page

INDEPENDENT AUDITORS' REPORTS                                                                             F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of March 31, 2001 (Reorganized Company)
        and March 25, 2000 (Predecessor Company)                                                          F-4

     Consolidated  Statements of Operations for the period from October 11, 2000 to March 31, 2001 (Reorganized  Company), the period from March 26, 2000 to October  10,  2000,  and the Years ended March 25, 2000 and March 27,
        1999 (Predecessor Company)                                                                        F-5

     Consolidated  Statements of  Stockholders'  Equity (Deficit) for the period from  October  11,  2000 to March 31, 2001  (Reorganized  Company),  the
        period from March 26, 2000 to October 10, 2000, and the Years ended
        March 25, 2000 and March 27, 1999 (Predecessor Company)                                           F-6

     Consolidated  Statements of Cash Flows for the period from October 11, 2000 to March 31, 2001 (Reorganized  Company), the period from March 26, 2000 to October 10, 2000, and the Years ended March 25, 2000
        and March 27, 1999 (Predecessor Company)                                                          F-7

     Notes to Consolidated Financial Statements                                                           F-8


SUPPLEMENTAL SCHEDULE:

II  Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Safety Components International, Inc.
Greenville, South Carolina

We have audited the accompanying consolidated balance sheet of Safety Components International, Inc. and subsidiaries (the "Company") as of March 31, 2001 (Reorganized Company balance sheet) and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from October 11, 2000 to March 31, 2001 (Reorganized Company operations), and the period from March 26, 2000 to October 10, 2000 (Predecessor Company operations). Our audit also included the financial statement schedule for the period from October 11, 2000 to March 31, 2001 (Reorganized Company), and the period from March 26, 2000 to October 10, 2000 (Predecessor Company) listed in the Index as Supplemental Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Predecessor Company for the years ended March 25, 2000 and March 27, 1999, prior to the reclassification for discontinued operations discussed in Note 4 to the financial statements, were audited by other auditors whose report, dated June 30, 2000, on those Predecessor Company statements included an explanatory paragraph that described the Company's bankruptcy proceedings and plan of reorganization.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on August 31, 2000, the United States Bankruptcy Court signed an order confirming the Company's plan of reorganization which became effective after the close of business on October 10, 2000. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

In our opinion, such Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2001, and the results of its operations and its cash flows for the period from October 11, 2000 to March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, such Predecessor Company consolidated financial statements present fairly, in all material respects, the Predecessor Company's results of operations and cash flows for the period from March 26, 2000 to October 10, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the period from October 11, 2000 to March 31, 2001 (Reorganized Company) and the period from March 26, 2000 to October 10, 2000 (Predecessor Company), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the adjustments described in Note 4 to the financial statements that were applied to reclassify the Predecessor Company financial statements for the years ended March 25, 2000 and March 27, 1999 to give effect to the Company's metal and defense businesses as discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied.

DELOITTE & TOUCHE LLP

Greenville, South Carolina
June 14, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Safety Components International, Inc.:


We have audited the consolidated balance sheet of Safety Components International, Inc. (a Delaware corporation) and subsidiaries as of March 25, 2000 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the two fiscal years in the period ended March 25, 2000 prior to the restatement (and, therefore, are not presented herein) for the discontinued operations as described in Note 4 to the restated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements (prior to the restatement for the discontinued operations) based on our audits.

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

In our opinion, the financial statements (prior to the restatement for the discontinued operations) referred to above present fairly, in all material respects, the financial position of Safety Components International, Inc. and subsidiaries as of March 25, 2000 and the results of their operations and their cash flows for each of the two fiscal years in the period ended March 25, 2000 in conformity with accounting principles generally accepted in the United States.

The consolidated financial statements (prior to the restatement for the discontinued operations) have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on April 10, 2000, the Company and certain of its U.S. subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On June 12, 2000, the Company filed its plan of reorganization and disclosure statement, which detailed information including management's turnaround business strategy. In addition, the Company has suffered recurring losses from operations and at March 25, 2000 had a net working capital deficit and shareholders' deficit. Continuation of the business is dependent upon the confirmation of a plan of reorganization, the confirmation of a disclosure statement (court hearing scheduled on July 19, 2000), the ability to secure on-going debtor-in-possession and exit financing and the ability to achieve successful future operations. The current debtor-in-possession status of the Company, along with the factors indicated above, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements (prior to the restatement for the discontinued operations) taken as a whole. The schedule (prior to the restatement for the discontinued operations) listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule (prior to the restatement for the discontinued operations) has been subjected to the auditing procedures applied in the audit of the basic financial statements (prior to the restatement for the discontinued operations) and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements (prior to the restatement for the discontinued operations), taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York
June 30, 2000

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)



                                                                                                    Reorganized| Predecessor
                                                                                                      Company  |   Company
                                                                                                     March 31, |  March 25,
                                                                                                        2001   |    2000
                                                                                                    ---------  | ---------
ASSETS (Note 7)                                                                                                |
                                                                                                               |
Current assets:                                                                                                |
     Cash and cash equivalents ..................................................................   $   5,885  | $  10,264
     Accounts receivable, net (Note 5) ..........................................................      32,730  |    33,326
     Receivable from affiliate, net (Note 6) ....................................................         564  |       564
     Inventories, net (Note 5) ..................................................................      16,626  |    14,016
     Prepaid and other (Note 8) .................................................................       4,403  |     2,898
                                                                                                    ---------  | ---------
             Total current assets ...............................................................      60,208  |    61,068
                                                                                                               |
Property, plant and equipment, net (Notes 3 and 5) ..............................................      45,555  |    56,316
Reorganization value in excess of amounts allocable to identifiable assets (Note 3) .............      15,111  |        --
Intangible assets, net (Notes 2, 3 and 4) .......................................................       1,118  |    35,391
Other assets (Note 2) ...........................................................................       1,124  |     4,557
Net assets held for sale (Note 4) ...............................................................       7,567  |    11,363
                                                                                                    ---------  | ---------
             Total assets .......................................................................   $ 130,683  | $ 168,695
                                                                                                    =========  | =========
                                                                                                               |
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                                 |
                                                                                                               |
Current liabilities:                                                                                           |
     Accounts payable ...........................................................................   $  11,962  | $  19,147
     Accrued and other current liabilities (Note 8) .............................................      11,751  |    13,919
     Current portion of long-term debt (Notes 3 and 7) ..........................................       8,525  |   131,107
                                                                                                    ---------  | ---------
             Total current liabilities ..........................................................      32,238  |   164,173
                                                                                                               |
Long-term debt (Notes 3 and 7) ..................................................................      43,541  |    15,145
Other long-term liabilities (Notes 8 and 9) .....................................................       2,961  |     3,817
                                                                                                    ---------  | ---------
             Total liabilities ..................................................................      78,740  |   183,135
                                                                                                    ---------  | ---------
Commitments and contingencies (Note 9)                                                                         |
                                                                                                               |
Stockholders' equity (deficit) (Notes 3 and 12):                                                               |
     Predecessor Company preferred stock: 2,000,000 shares authorized and unissued ..............          --  |        --
     Reorganized Company preferred stock: 5,000,000 shares authorized and unissued ..............          --  |        --
     Predecessor Company common stock:  $.01 par value per share - 10,000,000 shares                           |
        authorized; 6,629,008 shares issued and 5,136,316 shares outstanding ....................          --  |        66
     Reorganized Company common stock:  $.01 par value per share - 20,000,000 shares                           |
        authorized; 5,000,000 shares issued and 4,960,381 shares outstanding ....................          50  |        --
     Common stock warrants ......................................................................          34  |        51
     Additional paid-in-capital .................................................................      50,916  |    45,168
     Treasury stock:  39,619 and 1,492,692 shares at cost, respectively .........................        (404) |   (15,439)
     Retained earnings (deficit) ................................................................       1,250  |   (36,279)
     Accumulated other comprehensive income (loss) ..............................................          97  |    (8,007)
                                                                                                    ---------  | ---------
             Total stockholders' equity (deficit) ...............................................      51,943  |   (14,440)
                                                                                                    ---------  | ---------
             Total liabilities and stockholders' equity (deficit) ...............................   $ 130,683  | $ 168,695
                                                                                                    =========  | =========

                       See notes to financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


                                                                 Reorganized   |               Predecessor Company
                                                                  Company      |
                                                                 Period from   |     Period from
                                                              October 11, 2000 |  March 26, 2000 to    Year ended      Year ended
                                                              to March 31, 2001|  October 10, 2000   March 25, 2000  March 27, 1999
                                                              -----------------|  -----------------  --------------  --------------
                                                                               |
Net sales (Note 2) ..............................................  $    92,052 |     $    109,139     $    194,667    $    178,348
Cost of sales, excluding depreciation (Note 2) ..................       76,201 |           89,406          160,804         152,443
Depreciation ....................................................        3,136 |            3,901            7,445           6,363
                                                                   ----------- |     ------------     ------------    ------------
                                                                               |
          Gross profit ..........................................       12,715 |           15,832           26,418          19,542
                                                                               |
Selling and marketing expenses ..................................          931 |            1,074            3,153           2,499
General and administrative expenses (Note 3) ....................        4,304 |            4,867           10,290           7,988
Research and development expenses ...............................          335 |              353              665           1,090
Amortization of intangible assets ...............................          448 |              675            1,486           1,528
Restructuring and restatement (Note 1) ..........................         --   |             --              3,969            --
Terminated investment agreement costs (Note 1) ..................         --   |             --               --             2,500
Relocation and reorganization costs (Note 1) ....................         --   |             --               --             3,238
                                                                   ----------- |     ------------     ------------    ------------
                                                                               |
          Income from operations ................................        6,697 |            8,863            6,855             699
                                                                               |
Other expense (income), net .....................................         (280)|              878            1,729             766
Interest expense, net (contractual interest                                    |
     of $8,486 during the period from                                          |
     March 26, 2000 to October 10, 2000 (Note 1)) ...............        2,514 |            3,833           13,975          12,566
                                                                   ----------- |     ------------     ------------    ------------
          Income (loss) from continuing                                        |
          operations before reorganization items ................        4,463 |            4,152           (8,849)        (12,633)
                                                                               |
Reorganization items (Note 3)                                                  |
                                                                               |
Fair value adjustments ..........................................         --   |           34,013             --              --
Restructuring charges ...........................................         --   |            1,125             --              --
Professional fees and expenses ..................................         --   |            3,729             --              --
Loss on revaluation of senior subordinated notes ................         --   |            2,902             --              --
Interest earned on accumulated cash .............................         --   |              (29)            --              --
                                                                   ----------- |     ------------     ------------    ------------
          Income (loss) from continuing operations before income               |
             provision (benefit) ................................        4,463 |          (37,588)          (8,849)        (12,633)
                                                                               |
Provision (benefit) for income taxes (Note 8) ...................        1,769 |          (17,511)           6,154          (3,321)
                                                                   ----------- |     ------------     ------------    ------------
          Income (loss) from continuing operations ..............        2,694 |          (20,077)         (15,003)         (9,312)
                                                                               |
Discontinued operations (Note 4):                                              |
                                                                               |
Loss from discontinued operations, net of income                               |
     tax benefit of $847 for the period from                                   |
     March 26, 2000 to October 10, 2000 .........................         --   |            1,440           20,142           4,351
Loss (gain) on disposition of discontinued                                     |
    operations, net of income tax benefit                                      |
    of $848, and provision of $125, respectively ................        1,444 |             (214)            --              --
                                                                   ----------- |     ------------     ------------    ------------
                                                                               |
          Income (loss) before extraordinary gain ...............        1,250 |          (21,303)         (35,145)        (13,663)
                                                                               |
Extraordinary gain on early extinguishment                                     |
    of debt, net of income taxes of $17,473 .....................         --   |           29,370             --              --
                                                                   ----------- |     ------------     ------------    ------------
Net income (loss) ...............................................  $     1,250 |     $      8,067     $    (35,145)   $    (13,663)
                                                                   =========== |     ============     ============    ============
                                                                               |
Net income per common share, basic and diluted: (A)                            |
          Income from continuing operations .....................  $      0.54 |
          Loss from discontinued operations .....................         0.29 |
                                                                   -----------
Net income per share, basic and diluted .........................  $      0.25 |
                                                                   =========== |
Weighted average number of shares outstanding,                                 |
     basic and diluted (A) ......................................        4,960 |
                                                                   =========== |



(A) Share and per share data are not meaningful prior to October 10, 2000 due to the significant change in capital structure in connection with the Plan of Reorganization (Note 1).

                       See notes to financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          (in thousands, except shares)


                                                                                                            Accumulated
                                                Common    Common   Common   Additional Treasury   Retained     Other
                                                Stock      Stock    Stock    Paid -in   Stock     Earnings  Comprehensive
                                                Shares     Amount  Warrants  Capital    Amount    (Deficit)  Income (Loss)  Total
                                               ---------   -----   -------- --------   -------    --------   -----------  --------
Predecessor Company
Balance at March 28, 1998 ...................  5,045,383    $ 65    $  1    $44,040   $(15,439)   $ 12,529    $ (4,664)   $ 36,532
                                               ---------    ----    ----    -------   --------    --------    --------    --------
   Issuance of common stock .................     90,933       1     --       1,128       --          --          --         1,129
   Net loss .................................       --       --      --        --         --       (13,663)       --       (13,663)
   Foreign currency translation adjustment ..       --       --      --        --         --          --        (1,542)     (1,542)
                                               ---------    ----    ----    -------   --------    --------    --------    --------
Balance at March 27, 1999 ...................  5,136,316      66       1     45,168    (15,439)     (1,134)     (6,206)     22,456
   Issuance of common stock warrants ........       --       --       50       --         --          --          --            50
   Net loss .................................       --       --      --        --         --       (35,145)       --       (35,145)
   Foreign currency translation adjustment ..       --       --      --        --         --          --        (1,801)     (1,801)
                                               ---------    ----    ----    -------   --------    --------    --------    --------
Balance at March 25, 2000 ...................  5,136,316      66      51     45,168    (15,439)    (36,279)     (8,007)    (14,440)
   Net income for the period from
   March 26, 2000 to October 10, 2000 .......       --       --      --        --         --         8,067        --         8,067
   Foreign currency translation adjustment ..       --       --      --        --         --          --        (3,707)     (3,707)
   Fresh start adjustments .................. (5,136,316)    (66)    (51)      --       15,439      28,212      11,714      55,248
   Issuance of common stock and warrants ....  5,000,000      50      34      5,748       --          --          --         5,832
   Treasury stock held by subsidiary ........    (39,619)    --      --        --         (404)       --          --          (404)
                                               ---------    ----    ----    -------   --------    --------    --------    --------
Balance at October 10, 2000 .................  4,960,381      50      34     50,916       (404)       --          --        50,596
Reorganized Company
   Net income for the period from
     October 11, 2000 to March 31, 2001 .....       --       --      --        --         --         1,250        --         1,250
   Foreign currency translation adjustment ..       --       --      --        --         --          --            97          97
                                               ---------    ----    ----    -------   --------    --------    --------    --------
Balance at March 31, 2001 ...................  4,960,381    $ 50    $ 34    $50,916   $   (404)   $  1,250    $     97    $ 51,943
                                               =========    ====    ====    =======   ========    ========    ========    ========



                       See notes to financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)



                                                                  Reorganized    |                 Predecessor Company
                                                                    Company      |
                                                                  Period from    |   Period from
                                                               October 11, 2000  | March 26, 2000 to    Year ended      Year ended
                                                              to March 31, 2001  | October 10, 2000   March 25, 2000  March 27, 1999
                                                              ------------------ | -----------------  --------------  -------------
Cash Flows From Operating Activities:                                            |
  Net income (loss) ..............................................   $     1,250 |    $     8,067        $   (35,145)   $   (13,663)
  Loss from discontinued operations ..............................          --   |          1,440             20,142          4,351
  Loss (gain) on disposition of discontinued operations ..........         1,444 |           (214)              --             --
  Extraordinary gain on early extinguishment of debt .............          --   |        (29,370)              --             --
                                                                     ----------- |    -----------        -----------    -----------
  Income (loss) from continuing operations .......................         2,694 |        (20,077)           (15,003)        (9,312)
  Adjustments to reconcile income (loss) from continuing                         |
    operations to net cash provided by (used in)                                 |
      operating activities:                                                      |
      Reorganization items:                                                      |
        Fair value adjustments ...................................          --   |         34,013               --             --
        Loss on revaluation of senior subordinated notes .........          --   |          2,902               --             --
        Interest received on accumulated cash due to                             |
          Chapter 11 proceeding ..................................          --   |            (29)              --             --
      Depreciation ...............................................         3,136 |          3,901              7,445          6,363
      Amortization ...............................................           448 |            675              1,486          1,528
      Provision for bad debts ....................................           608 |             92                713          1,490
      (Gain) loss on disposal and write-off of fixed assets                      |
        and investments ..........................................           (34)|            (39)               870          2,339
      Deferred taxes .............................................          --   |        (17,511)             6,154         (4,162)
      Changes in operating assets and liabilities:                               |
          Accounts receivable and receivable from affliate .......        (1,285)|          1,239              3,036        (13,520)
          Inventories ............................................         2,104 |         (4,714)             5,154         (2,386)
          Prepaid and other current assets .......................         1,218 |          1,278                 (8)           638
          Other assets ...........................................          (927)|          2,977              2,782            778
          Accounts payable .......................................        (6,382)|         (1,061)            (2,594)         6,377
          Accrued liabilities ....................................        (2,068)|           (202)             2,521          2,629
                                                                     ----------- |    -----------        -----------    -----------
                                                                                 |
        Net cash provided by (used in) continuing operations .....          (488)|          3,444             12,556         (7,238)
        Net cash used in discontinued operations .................          (178)|         (1,733)            (1,349)        (2,482)
                                                                     ----------- |    -----------        -----------    -----------
                                                                                 |
        Net cash provided by (used in) operating activities ......          (666)|          1,711             11,207         (9,720)
                                                                     ----------- |    -----------        -----------    -----------
                                                                                 |
Cash Flows From Investing Activities:                                            |
      Additions to property, plant and equipment .................        (2,112)|         (1,812)            (7,001)       (11,516)
      Proceeds from sale of other assets .........................           176 |             13               --             --
      Additional consideration and costs for acquisitions ........          --   |           --               (2,061)        (2,788)
                                                                     ----------- |    -----------        -----------    -----------
        Net cash used in continuing operations ...................        (1,936)|         (1,799)            (9,062)       (14,304)
        Net cash provided by (used in) discontinued operations....           (40)|          2,863               (740)        (2,338)
                                                                     ----------- |    -----------        -----------    -----------
        Net cash provided by (used in) investing activities ......        (1,976)|          1,064             (9,802)       (16,642)
                                                                     ----------- |    -----------        -----------    -----------
 Cash Flows From Financing Activities:                                           |
      Net (repayment) borrowings on KeyBank revolving credit                     |
        facility .................................................          --   |        (37,900)               700         23,024
      (Repayment of ) proceeds from KeyBank Subordinated                         |
        DIP term note ............................................       (20,900)|         20,900               --             --
      Proceeds from KeyBank Subordinated Secured term note .......        20,900 |           --                 --             --
      Net proceeds from Congress Subordinated term note ..........         7,080 |           --                 --             --
      Net borrowing on Congress revolving credit facility ........        10,002 |           --                 --             --
      (Repayment of) proceeds from Bank of America DIP                           |
        revolving credit facility ................................        (8,986)|          8,986               --             --
      (Repayment of) proceeds from Bank of America DIP term note..        (2,244)|          2,244               --             --
      Proceeds from Deutsche Bank Mortgage .......................          --   |           --                2,136           --
      Net borrowings (repayment) of other debt and long                          |
        term obligations .........................................        (1,865)|         (1,816)            (3,476)         8,257
      Net proceeds from sale of common stock .....................          --   |           --                 --            1,056
                                                                     ----------- |    -----------        -----------    -----------
        Net cash provided by (used in) continuing operations .....         3,987 |         (7,586)              (640)        32,337
        Net cash used in discontinued operations .................          (224)|           (298)              (868)          (707)
                                                                     ----------- |    -----------        -----------    -----------
        Net cash provided by (used in) financing activities ......         3,763 |         (7,884)            (1,508)        31,630
                                                                     ----------- |    -----------        -----------    -----------
                                                                                 |
Effect of exchange rate changes on cash and cash equivalents .....          (101)|           (290)              (240)          (710)
                                                                     ----------- |    -----------        -----------    -----------
Change in cash and cash equivalents ..............................         1,020 |         (5,399)              (343)         4,558
Cash and cash equivalents, beginning of period ...................         4,865 |         10,264             10,607          6,049
                                                                     ----------- |    -----------        -----------    -----------
Cash and cash equivalents, end of period .........................   $     5,885 |    $     4,865        $    10,264    $    10,607
                                                                     =========== |    ===========        ===========    ===========
                                                                                 |
Supplemental  disclosure of cash flow  information:                              |
  Cash paid during the period for:                                               |
                                                                                 |
      Interest ...................................................   $     1,571 |    $     1,608        $     9,191    $    12,144
      Income taxes ...............................................          --   |           --                   35            391
                                                                                 |
Supplemental disclosure of non-cash investing                                    |
  and financing activities:                                                      |
                                                                                 |
  Equipment acquired under capital lease obligations .............   $      --   |    $      --          $     1,085    $      --
  Elimination of 10 1/8% Senior Subordinated Notes,                              |
    including accrued interest ...................................          --   |        (96,784)              --             --
  Write off of common stock of Predecessor Company ...............          --   |            (66)              --             --
  Write off of common stock warrants of Predecessor Company ......          --   |            (51)              --             --
  Elimination of treasury stock of Predecessor Company ...........          --   |        (15,439)              --             --
  Issuance of common stock of Reorganized Company ................          --   |          5,798               --             --
  Issuance of common stock warrants of Reorganized Company .......          --   |             34               --             --
  Acquisition of treasury stock of Reorganized Company ...........          --   |            404               --             --



                       See notes to financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Business and Basis of Presentation

     Safety Components International, Inc. (including, when context requires, its consolidated subsidiaries, the "Company" or "SCI") operates in a single segment as a supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe.

     As discussed in "Financial Restructuring and Chapter 11 Reorganization" below, on April 10, 2000 (the "Petition Date"), the Company and certain of its U.S. subsidiaries (including Safety Components Fabric Technologies, Inc. ("SCFTI") and Automotive Safety Components International, Inc. (collectively, "Safety Filing Group"), but excluding Valentec Wells, LLC (fka Valentec International Corporation, LLC, Valentec Systems, Inc. and Galion, Inc.), filed a voluntary petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware.

     On October 11, 2000 (the "Emergence Date"), the Company emerged from Chapter 11. Accordingly, the Company's financial statements subsequent to the Emergence Date have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. Under SOP 90-7, the Company's financial information for the periods on or prior to October 10, 2000 is termed "Predecessor Company" and financial information subsequent to October 10, 2000 is termed "Reorganized Company" and gives effect to the application of "fresh start" accounting. See further discussion of the effect of SOP 90-7 on the Company's consolidated financial statements at Note 3 herein.

     The accompanying consolidated statements of operations reflect certain restructuring fees and expenses including professional fees and expenses directly related to the debt restructuring and reorganization. Interest expense on the Company's senior subordinated notes has been reported to the Petition Date. Such interest expense was not reported subsequent to that date because it was not required to be paid during the bankruptcy proceedings and was not an allowed claim under the Plan of Reorganization. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $4.7 million for the period from March 26, 2000 to October 10, 2000.

Financial Restructuring and Chapter 11 Reorganization

     The deterioration in the Company's financial condition that became evident in fiscal 1999, arising from a confluence of negative developments, particularly in the non-core businesses, caused the Company to experience material liquidity constraints in fiscal 2000. In addition, following the Company's restatement of its earnings and a default with respect to obligations under its credit agreement (the "KeyBank Credit Agreement"), KeyBank National Association, as lender and administrative agent, and Fleet Bank, as lender (collectively, the "Senior Lenders") notified the trustee for the Company's 10 1/8% senior subordinated notes (the "Notes") that they were exercising their rights to block a scheduled interest payment due on the Notes on January 18, 2000.

     On February 18, 2000, the common stock of the Company was delisted from the NASDAQ stock exchange.

     The Company and an informal committee comprised of holders of over two-thirds in aggregate dollar amount of the Notes began negotiations and in early April 2000 reached an agreement (as amended, the "Restructuring Agreement") that would be effected through a voluntary filing under Chapter 11. Pursuant to the Restructuring Agreement, the claims of the holders of the Company's Notes ("Noteholders") were to be converted into the right to receive shares of the Company's post-bankruptcy common stock when the Company emerged from Chapter 11.

     On the April 10, 2000 Petition Date, the Safety Filing Group filed a voluntary petition under Chapter 11 with the United States Bankruptcy Court for the District of Delaware (the "Chapter 11 cases").

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On October 11, 2000, the Safety Filing Group emerged from Chapter 11 pursuant to the Plan of Reorganization (the "Plan"), confirmed by the Bankruptcy Court. Pursuant to the Plan, as confirmed, upon emergence all of the Company's 10-1/8% senior notes due 2007 (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock, and warrants to acquire an additional 681,818 shares of such common stock. Immediately upon emergence the Company had 5,000,000 shares of common stock issued and 4,960,381 shares outstanding and, other than the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. In addition, Safety Components' trade suppliers and other creditors were paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

Restructuring and Restatement Costs

     During the third and fourth quarter of fiscal year 2000, the Company incurred approximately $4.0 million of legal, professional and re-financing costs associated with the investigation and restatement of its financial statements for fiscal years 1998 and 1999, and it restructuring efforts leading up to its filing under Chapter 11 on April 10, 2000. During the first half of fiscal year 2001, the Company continued to incur such costs associated with its restructuring efforts, all of which have been classified as "Reorganization Items" in the accompanying consolidated statement of operations for the period from March 26, 2000 to October 10, 2000. Additional Reorganization Items included fair value adjustments and a loss on the revaluation of senior subordinated notes due to the implementation of the Plan and the requirements of SOP 90-7.

Relocation and Reorganization Costs

     During the third quarter of fiscal year 1999, the Company reevaluated its strategic decision to exit the manufacturing of airbags in Germany. The original plan called for the closure and relocation of the entire ASCI GmbH manufacturing operation in Hildesheim, Germany to the Company's Czech Republic and United Kingdom production facilities. During fiscal 1999, the Company incurred approximately $2.4 million of pre-tax costs associated with the relocation of substantially all of the labor-intensive passenger airbags, which was recorded within relocation and reorganization expense. These costs were investments toward consolidating labor-intensive production within the Company's foreign operations to its low-cost facilities located within the foreign market. While the Company accomplished the relocation of substantially all of the labor-intensive passenger airbag manufacturing operations, the Company had decided not to relocate the remaining automated airbag operations, primarily driver and side impact bags. The decision to remain in Germany was based on current and anticipated program delivery commitments at that time. The Company purchased a new facility in Hildesheim, Germany near the existing facility and completed its move into the new facility during fiscal year 2000. Additional costs of approximately $800,000 were incurred during fiscal year 1999 in association with the closure of the Company's former China facility and the relocation of the Company's corporate office to its South Carolina facility.

Terminated Investment Agreement

     During   fiscal  year  1999,   after   exploring  a  variety  of  strategic
alternatives,  the Company  entered  into an  Investment  Agreement  ("the Brera
Investment Agreement") with Brera Capital Partners, LLC, and Brera Capital Partners Limited Partnership ("Brera"), which provided for, among other things, a $28.0 million convertible preferred stock investment by Brera in the Company. On May 4, 1999, the Company and Brera reached a mutual agreement to terminate the Brera Investment Agreement. The Company recorded approximately $2.5 million of fees and expenses during the fourth quarter of fiscal year 1999 related to the agreement and its subsequent termination. This charge included a reimbursement to Brera for fees and expenses incurred by it. The Company paid approximately $500,000 and $2.0 million of the fees and expenses in fiscal years 1999 and 2000, respectively.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 Summary of Significant Accounting Policies

Principles of consolidation

     The  accompanying   consolidated   financial   statements   include  Safety
Components International, Inc. and its subsidiaries, all of which are wholly owned. Significant intercompany transactions and accounts have been eliminated.

Reclassifications of prior period amounts for discontinued operations

     As discussed in Note 4, effective October 10, 2000, the Company concluded to sell its non-core (metal and defense) operations. Accordingly, all prior period amounts have been reclassified so that the net assets of the non-core metal and defense businesses are presented as "net assets held for sale" in the accompanying consolidated balance sheets and the operating results of the non-core businesses have been presented as "discontinued operations" in the accompanying consolidated statements of operations.

Fiscal year

     The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. Fiscal year 2001 consisted of fifty-three weeks including the period from March 26, 2000 to October 10, 2000 (Predecessor Company) and the period from October 11, 2000 to March 31, 2001 (Reorganized Company). Fiscal years 2000 and 1999 each consisted of fifty-two week years, ending on March 25, 2000 and March 27, 1999, respectively.

Use of estimates

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes.
Significant estimates made by management include allowances for doubtful accounts receivable, reserves for inventories, legal actions and environmental issues, earnings (losses) until disposition of discontinued operations and the net realizable value of the discontinued operations. Management believes that its estimates included in the financial statements, including for these matters, are reasonable. However, actual results could differ from those estimates.

Cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of credit risk

     The Company is subject to a concentration of credit risk consisting of its trade receivables. At March 31, 2001, three customers accounted for approximately 38%, 24% and 12% of its trade receivables. At March 25, 2000, three customers accounted for approximately 28%, 24% and 21% of its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations.

Inventories

     Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered and are stated at the lower of cost (first-in, first-out) or market.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     DuPont supplies a significant portion of the nylon yarn used in the Company's airbag fabric operations. The loss of DuPont as a supplier could have a material adverse effect on the Company.

Property, plant and equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of assets are as follows:

      Machinery and equipment..........     4  -  10 years
      Furniture and fixtures...........     3  -   5 years
      Buildings........................     25 -  40 years
      Leasehold improvements...........     Lesser of useful life or lease term

     Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized.

     The Company assesses the recoverability of long-lived assets periodically. If there is an indication of impairment of such assets, the amount of impairment, if any, is charged to operations in the period in which impairment is determined by management. The methodology that management uses to project results of operations is based on projected undiscounted cash flows generated from the assets in service.

Reorganization value in excess of amounts allocable to identifiable assets

     Reorganization value in excess of amounts allocable to identifiable assets results from the application of "fresh start" reporting as discussed in Note 3, which requires the Predecessor Company's unidentified intangibles, net of amortization, to be reduced to zero and a new amount to be recorded equaling the excess of the fair value of the Company over the fair value allocated to its identifiable assets. This excess is classified as reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") and is being amortized over a twenty-year period. For the period from October 11, 2000 to March 31, 2001, amortization totaled approximately $396,000.

Intangible assets

     At March 31, 2001, intangible assets consist of patents stated at cost less accumulated amortization. Such patents are amortized over the expected periods to be benefited, which have been determined to have lives between 15 and 20 years. Accumulated amortization at March 31, 2001 was approximately $90,000.

     At March 25, 2000, the Company had patents and other intangible assets consisting of goodwill and non-compete agreements associated with the Company's acquisitions that were being amortized on a straight line basis over 40 years. Accumulated amortization at March 25, 2000 was approximately $4.9 million. As a result of the implementation of fresh start accounting as described in Note 3, the other intangible assets of approximately $32 million were written off as of October 10, 2000.

Asset impairment

     The Company continually monitors conditions that may affect the carrying value of its excess reorganization value and other intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates projected future cash flows associated with the assets. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the asset, the impaired asset is written down to its estimated fair value.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred financing costs

     Costs incurred in connection with financing activities (see Note 7) are deferred and amortized using the straight-line method (which approximates the effective interest method), and are charged to interest expense in the accompanying consolidated statements of operations. Total costs deferred and included under other assets in the accompanying consolidated balance sheets at March 31, 2001 and March 25, 2000 were $1.1 million and $3.7 million, respectively. As a result of the bankruptcy filing discussed in Note 1, the deferred financing costs at March 25, 2000 were written off as the debt was refinanced.

Income taxes

     Income taxes are recognized for financial reporting purposes during the year in which transactions enter into the determination of income, with deferred taxes being provided for temporary differences between the basis for financial reporting purposes and the basis for income tax reporting purposes.

Revenue recognition

     The Company has adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 101 regarding revenue recognition. SAB 101 requires that a Company recognize revenue only when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Upon adoption of SAB 101, there was no impact on the Company's financial condition, results of operations or cash flows.

     The Company generally recognizes revenue from product sales when it has shipped the goods. At the customer's request, shipment of the completed product is sometimes delayed. In such instances, and as permitted by SAB 101 when certain criteria are met, revenues are recognized when the customer acknowledges transfer of title, assumes risks of ownership and accepts the related billing. Additionally, the Company accrues for sales returns and other allowances at the time of shipment based upon historical experience.

     The Company, for its Valentec Systems, Inc. ("Systems") business (included in Discontinued Operations) that was sold in fiscal year 2000 (Note 4), accounted for long-term contracts under the percentage of completion method, whereby progress toward contract completion was measured on a cost incurred basis (including direct labor, materials and allocable indirect manufacturing overhead and general and administrative costs). Losses on long-term contracts were recognized in the period when such losses were identified.

Annual revenues from major customers

     The Company's net sales to three customers in the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000 aggregated approximately 31%, 26%, 16%, and 30%, 28%, 13% of net sales, respectively. The Company's net sales to three customers in fiscal year 2000 aggregated approximately 27%, 19% and 17% of net sales. The Company's net sales to two customers in fiscal year 1999 aggregated approximately 27% and 17% of net sales.

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Advertising costs

     The Company recognizes advertising costs as incurred. Advertising costs were approximately $40,000, $35,000, $73,000 and $134,000 during the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000, and the years ended March 25, 2000 and March 27, 1999, respectively, and were recorded as a component of selling and marketing expenses in the accompanying consolidated statements of operations.

Shipping costs

     The costs to ship products to customers of approximately $830,000, $930,000, $2.4 million, and $2.7 million during the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000, and the years ended March 25, 2000 and March 27, 1999, respectively, are included as a component of cost of sales in the accompanying consolidated statements of operations.

Research and development expenses

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000, and years ended March 25, 2000 and March 27, 1999, were $335,000,
$353,000, $665,000 and $1,090,000, respectively.

Comprehensive income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has one item, unrecognized gain or loss on foreign currency translation, which is a component of other comprehensive income (see Note 13).

Earnings per share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive common shares outstanding for the period. For the period from October 11, 2000 to March 31, 2001, there were no dilutive equity instruments and accordingly, basic and diluted EPS for that period are the same. For the periods prior to October 10, 2000, share and per share data is not shown as it is not meaningful due to the significant change in capital structure in connection with the reorganization under bankruptcy discussed in Note 1.

Foreign currency translation

     Financial statements of substantially all of the Company's foreign operations are prepared using the local currency as the functional currency. Translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive income (loss)" as a component of equity.

     For the Company's Mexican subsidiary, whose financial statements are prepared using the United States dollar as the functional currency, translation of the financial statements are included in the results of operations. During the periods presented herein, such amounts were not significant.

     Foreign currency transaction gains (losses) are reflected in operations. During the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000, and years ended March 25, 2000 and

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


March 27, 1999, transaction gains (losses) included in operations amounted to $222,000, $(861,000), $(820,000) and $107,000, respectively.

Fair value of financial instruments

     The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of the Company's long term debt at March 31, 2001 approximates fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

Reclassifications

     Certain reclassifications, including discontinued operations as previously discussed, have been made to the consolidated financial statements for prior periods to conform to the March 31, 2001 presentation.

Note 3  Fresh Start Reporting

     As previously discussed, the accompanying consolidated financial statements reflect the use of "fresh start" reporting as required by SOP 90-7. Under "fresh start" reporting, the Company's assets and liabilities were adjusted to estimated fair values and resulted in the creation of a new reporting entity (the "Reorganized Company") with no accumulated deficit as of October 10, 2000. Accordingly, the consolidated financial statements for periods prior to October 10, 2000 (the "Predecessor Company") are not comparable to consolidated financial statements for periods subsequent to October 10, 2000. In conjunction with the revaluation of the assets and liabilities, a reorganization value for the entity was determined based upon the approximate fair value of the entity before considering debt requirements. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets and liabilities. The portion of the reorganization value that cannot be attributed to specific tangible or identified intangible assets of the Reorganized Company is reported as "reorganization value in excess of amount allocable to identifiable assets."

     The total reorganization value assigned to the Company's net assets was determined by independent valuation, using the going-concern enterprise approach. Such valuation resulted in an estimated reorganization value attributable to the Company's issued common stock of approximately $51.0 million, of which approximately $15.4 million was determined to be the excess of the reorganization value over the fair value of the net assets. The Excess Reorganization Value is being amortized over twenty years.

     The results of operations in the accompanying consolidated statements of operations of the Predecessor Company for the period from March 26, 2000 to October 10, 2000 reflect the operations prior to the Company's emergence from bankruptcy, including the effects of fresh start reporting adjustments. In this regard, the consolidated statement of operations of the Predecessor Company for the period from March 26, 2000 to October 10, 2000 reflects an extraordinary gain of $29.9 million, net of tax of $17.5 million related to the discharge of the Notes. This was offset by a loss recognized in the amount of $573,000 for the write-off of deferred financing costs associated with the early termination of the KeyBank Credit Agreement during the period. Additionally, the consolidated statement of operations of the Predecessor Company for the period from March 26, 2000 to October 10, 2000 reflects $41.7 million of Reorganization Items, consisting primarily of gains and losses related to the adjustments of assets and liabilities to fair value, professional fees and expenses associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding, a charge for the revaluation of the Notes (representing the write-off of related deferred financing costs) and restructuring charges that consisted primarily of a charge for future severance payments to the Company's former chairman and chief executive officer.

     During the period from October 11, 2000 to March 31, 2001, the Company recorded certain transactions through continuing operations that related to the Reorganization Items recorded in the period from March 26, 2000 to October 10, 2000. Income from operations for the period from October 11, 2000 to March 31, 2001 was impacted

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


favorably by a $740,000 reversal of a reserve recorded originally through Reorganization Items in the period from March 26, 2000 to October 10, 2000. Such reserve was related to a disputed claim filed with the Court in the Company's Chapter 11 proceedings, which was settled subsequently in the Company's favor.

     The following summarizes the effects of "fresh start" accounting on the Company's consolidated balance sheet as of October 10, 2000 (in thousands) (unaudited):

                                                           Pre-Fresh Start                                            Fresh Start
                                                             Balance Sheet     Reorganization      Fresh Start       Balance Sheet
                                                           October 10, 2000    Adjustments (a)   Adjustments (b)    October 10, 2000
                                                            ---------------    ---------------   ---------------    ---------------
Current assets                                              $        59,357                      $           710    $        60,067
Property, plant and
   equipment, net                                                    53,056                               (6,635)            46,421
Excess reorganization value                                              --                               15,412             15,412
Intangible assets, net                                               33,263                              (32,190)             1,073
Other assets                                                          1,580                                                   1,580
Net assets held for sale                                              7,257                                                   7,257
                                                            ---------------    ---------------   ---------------    ---------------
     Total                                                  $       154,513    $            --   $       (22,703)   $       131,810
                                                            ===============    ===============   ===============    ===============

Accounts payable                                            $        18,086                                         $        18,086
Accrued and other current liabilities
                                                                     13,157    $         1,100                               14,257
Current portion of long-term debt                                    14,310                                                  14,310
Long-term debt                                                       33,803                                                  33,803
Other long-term liabilities                                             758                                                     758
Liabilities subject to
   compromise-Notes                                                  96,784            (96,784)                                  --
Common stock                                                             66                (16)                                  50
Common stock warrants                                                    51                (17)                                  34
Additional paid-in capital                                           45,168              5,748                               50,916
Treasury stock                                                      (15,439)            15,035                                 (404)
Accumulated deficit                                                 (40,517)            74,934   $       (34,417)                --
Cumulative translation
    adjustment                                                      (11,714)                              11,714                 --
                                                            ---------------    ---------------   ---------------    ---------------
    Total                                                   $       154,513    $            --   $       (22,703)   $       131,810
                                                            ===============    ===============   ===============    ===============

(a) To record the transactions associated with the Plan as described in Note 1 and eliminate the accumulated deficit.

(b) To record the adjustments to assets and liabilities to reflect their estimated fair value, including the establishment of Excess Reorganization Value.

Note 4 Discontinued Operations

     As previously discussed, the Company concluded to exit its metal and defense businesses. To enhance the value of these businesses, the Company consolidated a considerable portion of its Valentec operations into its Galion, Ohio facility and relocated the remainder to a lower-cost facility in Missouri, nearer to its primary customers. These businesses consist of the metal division now located in Missouri (Valentec Wells, LLC) and the defense systems and products divisions located in New Jersey (Valentec Systems, Inc.) and Ohio (Galion, Inc.). As a result of this decision by the Company's new board of directors upon the October 10, 2000 emergence from bankruptcy, the Company has reported its non-core operations as discontinued operations in the accompanying consolidated financial statements. Amounts in the consolidated financial statements and related notes for all prior periods have been reclassified to reflect these non-core businesses as discontinued operations. Accordingly, the Company reported the results of operations of the metal and defense businesses as a loss on discontinued operations that, for the Predecessor Company's period from

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


March 26, 2000 to October 10, 2000, totaled $1,440,000, net of income tax benefit of $847,000 and totaled $20.1 million and $4.4 million for the fiscal years ended March 25, 2000 and March 27, 1999, respectively. For the Predecessor Company's period from March 26, 2000 to October 10, 2000, the Company recorded $214,000, net of income taxes of $125,000, for the estimated net gain on the disposition of the non-core businesses, including the realized gain on the sale of Valentec Systems, Inc. ("Systems") discussed below. Subsequently, the Company experienced production problems associated with electrical rolling blackouts at its California location and other disruptions associated with relocating Valentec Wells, LLC and closing the former California facility, among other items. During the fourth quarter of fiscal 2001, the Company recorded an additional charge of $1,444,000, net of income taxes of $848,000, for the estimated net loss on the disposition of the non-core businesses.

     On August 31, 2000, the Company finalized the sale of Systems. Pursuant to a Stock Purchase Agreement dated July 21, 2000, the Company sold 100% of the shares of capital stock of Systems to VTECH Corporation for approximately $2.9 million in cash. The sale of Systems resulted in an approximate $1.2 million gain that was included in the gain on disposition of discontinued operations in the accompanying consolidated statements of operations of the Predecessor Company for the period from March 26, 2000 to October 10, 2000. Systems accounted for $3.9 million, $16.4 million and $22.6 million of consolidated net sales for the Predecessor Company's period from March 26, 2000 to October 10, 2000, and the years ended March 25, 2000 and March 27, 1999, respectively.

     Following  is  a  summary  of  financial   information  for  the  Company's
discontinued metal and defense operations (in thousands):

                                  Reorganized Company     |                    Predecessor Company
                                --------------------------|---------------------------------------------------------------
                                  Period from October 11, |  Period from March 26, 2000   Year Ended       Year Ended
                                  2000 to March 31, 2001  |    to October 10, 2000        March 25, 2000   March 27, 1999
                                --------------------------|-------------------------- ------------------ -----------------
Net sales                                $ 9,563          |         $ 11,026              $ 33,599           $ 41,633
Discontinued operations:                                  |
     Loss from operations,                                |
    net of income taxes                       --          |            1,440                20,142(a)           4,351
                                                          |
     Loss (gain) on                                       |
    disposition, net of                    1,444          |             (214)                   --                 --
    income taxes                                          |

(a) During fiscal year 2000, the Company recognized a goodwill impairment charge of $17.7 million, with no associated tax benefit, related to the 1997 acquisition of Valentec. Operating results of Valentec deteriorated during fiscal year 2000 arising from the loss of business with a major customer. Accordingly, management concluded that intangible assets in the amount of $17.7 million were no longer recoverable through future operations and such amount was written-off. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

     Net assets of discontinued operations at March 31, 2001 and March 25, 2000 were as follows (in thousands):

                                          Reorganized    |   Predecessor
                                            Company      |     Company
                                         --------------  |  --------------
                                         March 31, 2001  |  March 25, 2000
                                         --------------  |  --------------
 Accounts receivable                            $ 3,824  |         $ 7,955
 Inventories, net                                 1,471  |             810
 Property, plant and equipment, net               5,791  |           9,463
                                         --------------  |  --------------
        Total assets                             11,086  |          18,228
 Current liabilities                             (2,676) |          (5,330)
 Note payable and other liabilities                (843) |          (1,535)
                                         --------------  |  --------------
        Net assets held for sale                $ 7,567  |        $ 11,363
                                         ==============  |  ==============

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 Composition of Certain Consolidated Balance Sheet Accounts (in thousands)

                                                                          Reorganized   |  Predecessor
                                                                             Company    |    Company
                                                                          ------------  |  ------------
                                                                         March 31, 2001 | March 25, 2000
                                                                          ------------  |  ------------
 Accounts receivable:                                                                   |
      Trade receivables, net of allowances of $951 and $206 at                          |
          March 31, 2001 and March 25, 2000, respectively                 $     32,258  |  $     32,542
      Other                                                                        472  |           784
                                                                          ------------  |  ------------
      Total                                                               $     32,730  |  $     33,326
                                                                          ============  |  ============
                                                                                        |
Inventories:                                                                            |
      Raw materials                                                       $      5,167  |  $      5,716
      Work-in-process                                                            5,991  |         5,752
      Finished goods                                                             5,468  |         2,548
                                                                          ------------  |  ------------
      Total                                                               $     16,626  |  $     14,016
                                                                          ============  |  ============
                                                                                        |
Property, plant and equipment:                                                          |
      Land and buildings                                                  $     14,236  |  $     12,321
      Machinery and equipment                                                   32,961  |        58,008
      Furniture and fixtures                                                       435  |         3,299
      Construction in process                                                      952  |           984
                                                                          ------------  |  ------------
                                                                                48,584  |       74,612
      Less - accumulated depreciation and amortization                          (3,029) |      (18,296)
                                                                          ------------  | ------------
      Total                                                               $     45,555  | $     56,316
                                                                          ============  | ============

     Inventories and property, plant and equipment of the Reorganized Company were revalued on October 10, 2000 to their estimated fair value pursuant to SOP 90-7. See Note 3 for further explanation of the fresh start adjustments. Due to the revaluation of property, plant and equipment on October 10, 2000, the Company changed certain of its estimated useful lives beginning in the third quarter of fiscal 2001. Such change in useful lives affected only the Machinery and Equipment category, with useful lives now ranging from 4 to 10 years in length.

Note 6 Related Party Transactions

     The Company, in years prior to fiscal 1999, performed certain services for an affiliated company, Valentec International Limited ("VIL"), a U.K. company majority owned by Robert A. Zummo, the former Chief Executive Officer and Chairman of the Board of the Company. During fiscal 2000, the Company established a $600,000 reserve against its receivable of $1.2 million from VIL due to uncertainty about VIL's ability to repay such amount. In connection with the restructuring discussed in Note 1, Mr. Zummo agreed that the Company could reduce future payments to him under his employment agreement to cover such receivable in the event that the Company is not repaid by VIL. At March 31, 2001, VIL had not repaid the Company and the gross amount owed to Mr. Zummo under his employment agreement is in excess of the amount owed to the Company by VIL.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7  Long-Term Debt  (in thousands)

                                                                                                      Reorganized   |  Predecessor
                                                                                                        Company     |    Company
                                                                                                     -------------- | --------------
                                                                                                     March 31, 2001 | March 25, 2000
                                                                                                     -------------- | --------------
Senior subordinated notes due July 15, 2007, bearing interest at 10 1/8%                                            |
     (cancelled pursuant to Plan of Reorganization - see Note 3)                                     $          --  | $      90,000
KeyBank subordinated secured note due October 11, 2002,                                                             |
     bearing interest at 11%                                                                                20,900  |            --
KeyBank revolving credit facility, bearing interest at 3.0% over LIBOR,                                             |
    refinanced on May 9, 2000                                                                                   --  |        37,850
Congress revolving credit facility due on October 11, 2003, bearing a                                               |
    variable interest rate (8.5% at March 31, 2001)                                                         10,002  |            --
Congress term note due on October 11, 2003, bearing a variable interest rate                                        |
    (8.4% at March 31, 2001)                                                                                 7,080  |            --
KeyCorp equipment note due August, 2005                                                                      6,738  |         8,074
Bank Austria mortgage note due March, 2002                                                                   4,500  |         5,625
Deutsche Bank mortgage note with separate tranches due in 2009 and 2019                                      1,797  |         2,136
A.I. Credit Corp. note due November, 2001                                                                      201  |           526
Note payable paid in full on February 14, 2001                                                                  --  |           398
Capital equipment notes payable, with various interest rates of                                                     |
     8.02% to 16.0%, maturing at various dates through November, 2004                                          848  |         1,643
                                                                                                     -------------  | -------------
Total long-term debt                                                                                        52,066  |       146,252
Less - current portion of long-term debt                                                                    (8,525) |      (131,107)
                                                                                                     -------------  | -------------
Total long-term portion of debt                                                                      $      43,541  | $      15,145
                                                                                                     =============  |=============

Senior Subordinated Notes (cancelled pursuant to Plan of Reorganization)

     On October 11, 2000, the Safety Filing Group emerged from Chapter 11 pursuant to the Plan confirmed by the Bankruptcy Court. Pursuant to the Plan, all of the Company's 10-1/8% senior subordinated notes due 2007 (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock.

Credit Facilities

     In connection with its emergence from Chapter 11, the Company announced the closing on October 11, 2000 of a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern), (the "Congress Facility"), expiring October 11, 2003. With the proceeds from the Congress Facility, the Company paid off its debtor-in-possession ("DIP") credit facilities with Bank of America. In addition to the Congress Facility, the Company also closed on October 11, 2000, a two-year subordinated secured note facility with the Senior Lenders for $20.9 million (the "Subordinated Facility"), with a fixed interest rate of 11.0%, expiring on October 11, 2002.

     Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of raw materials. Included within borrowings permitted under the Congress Facility (and its borrowing limitations) are $7.1 million in term loans which are to be repaid in equal monthly installments of approximately $127,000, with the unpaid principal amount due on October 11, 2003, unless the Congress Facility is renewed at that time. Also included within borrowings permitted

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


under the Congress Facility is a $3.0 million letter of credit facility, through which the Company had $350,000 of letters of credit outstanding at March 31, 2001. At March 31, 2001, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $17.7 million.

     The interest rate on the Congress Facility is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). Under the terms of the Congress Facility, the Company may make borrowings based on prime rate or Eurodollar rate, in each case with an applicable margin applied to the rate. At March 31, 2001, the margin on prime rate loans was 0.0% and the margin on Eurodollar rate loans was 2.0%. The Company is required to pay a commitment fee of 0.375% on the unused portion of the Congress Facility.

     The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant. In addition, the Subordinated Facility provides for mandatory prepayments of principal in the event that the Company's Consolidated EBITDA (as defined) exceeds certain specified levels following the Emergence Date. As of March 31, 2001, the Company estimates $750,000 in prepayments are required to be made in the next year. Additionally, both the Congress Facility and the Subordinated Facility contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies under the Congress Facility; incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends (no dividends are permitted to be repaid to holders of the Company's common stock) or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 31, 2001, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

Pre-Chapter 11 Emergence

     On April 26, 2000, the Safety Filing Group received Bankruptcy Court approval of a $30.6 million senior DIP financing facility that it had entered into with Bank of America, N.A. The senior DIP financing was expected to provide adequate funding for all post-petition trade and employee obligations, the partial paydown of the pre-petition secured debt and the Company's ongoing operating needs during the restructuring process. In conjunction with the closing of the senior DIP financing facility on May 9, 2000, the Senior Lenders received a principal paydown of approximately $17.0 million and retained as a replacement of their pre-petition credit facility the remaining approximately $20.9 million portion of their indebtedness as an 11.0% per annum post-petition subordinated DIP facility.

 Other Long-term Obligations

     On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (7.65% at March 31, 2001) and requires monthly payments of approximately $150,000 and is secured by certain equipment located at SCFTI.

     On June 4, 1997, the Company secured a $7.5 million mortgage note facility with Bank Austria. The note is payable in semi-annual installments of $375,000 through March 31, 2002, at which time the remaining unpaid balance is due, and bears interest at 1.0% over LIBOR (5.93% at March 31, 2001). The assets of the Company's Czech Republic facility secure the note.

     On April 1, 1999, the Company secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Germany. The note is secured by the real estate in Germany acquired through the mortgage. In July 1999, the Company refinanced the note and reduced the outstanding indebtedness to $2.1 million
(currently $1.8 million due to exchange rates) consisting of two tranches. Tranche A totals approximately $1.1 million bearing interest at 4.05% and is payable in semi-annual installments of approximately $70,000 beginning on December 30, 2001 through June

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


30, 2009. Tranche B totals approximately $674,000 bearing interest at 3.75% and is payable in semi-annual installments of approximately $19,000 also beginning on December 30, 2001 through June 30, 2019.

     On November 3, 1998, the Company entered into an unsecured note facility with A.I. Credit Corp. of $772,000 (including transaction and other fees), which requires monthly payments of $29,000 through November 3, 2001 and bears stated interest at 7.57%.

     Future annual minimum principal payments at March 31, 2001 are due in the following fiscal years (in thousands):

              2002                                   $  8,525
              2003                                     22,024
              2004                                     11,888
              2005                                      1,965
              2006                                      6,582
              Thereafter                                1,082
                                                -------------
                                                     $ 52,066
                                                =============

Note 8 Income Taxes

     Net operating loss ("NOL") carryforwards from prior years were utilized to offset the cancellation of indebtedness ("COD") income in connection with the Company's reorganization under Chapter 11. COD income is the amount by which the indebtedness discharged (approximately $96.8 million) exceeds any consideration given in exchange (approximately $51 million in equity value) therefore. After first applying NOL carryforwards to offset COD income, the excess COD income was offset against the tax basis of assets until all tax attributes of the parent level of the Company were absolved.

     The provision (benefit) for income taxes is comprised of the following (in thousands):

                                             Reorganized Company  |                      Predecessor Company
                                              --------------------|---------------------------------------------------------------
                                                  Period from     |     Period from
                                             October 11, 2000 to  | March 26, 2000 to        Year Ended            Year Ended
                                                March 31, 2001    |  October 10, 2000       March 25, 2000        March 27, 1999
                                              --------------------|---------------------------------------------------------------
  Current taxes:                                                  |
     Federal                                   $            1,965 |                  --                    --    $             (930)
     State                                                    220 |                  --                    --                   110
     Foreign                                                 (416)|                  --                    --                  (138)
                                                                  |
Deferred taxes:                                                   |
     Federal                                                   -- |  $          (15,266)   $            5,280                (2,845)
     State                                                     -- |             (2,245)                  450                    45
     Foreign                                                   -- |                 --                   424                   437
                                               ------------------ | ------------------    ------------------    ------------------
                                               $            1,769 | $          (17,511)   $            6,154    $           (3,321)
                                               ================== | ==================    ==================    ==================


             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate to income (loss) from continuing operations before income taxes as follows:

                                               Reorganized Company                   Predecessor Company
                                              ----------------------|-----------------------------------------------------
                                                   Period from      |     Period from
                                               October  11, 2000 to |   March 26, 2000 to      Year Ended     Year Ended
                                                 March 31, 2001     |   October 10, 2000     March 25, 2000  March 27, 1999
                                              ----------------------|-----------------------------------------------------
Expected taxes at federal statutory rate                   34%      |          (34%)             (34%)           (34%)
State income taxes, net of federal benefits                 3       |           (1)                -                -
Foreign earnings taxed at different rates                   3       |            -                (2)               1
Valuation allowance on deferred tax assets                  -       |          (30)               35               11
Recovery of non-taxable bankruptcy expense                 (5)      |            -                 -                -
Non-deductible intangibles and other, net                   5       |           18                22                2
                                              ----------------------|------------------ ----------------- ----------------
                                                           40%      |          (47)%               21%              (20%)
                                              ======================|================== ================= ================

     The following summarizes the deferred tax assets (liabilities) recognized in the accompanying consolidated balance sheets (in thousands):

                                                                                                  Reorganized    |   Predecessor
                                                                                                     Company     |     Company
                                                                                                 --------------- |  ---------------
                                                                                                 March 31, 2001  |  March 25, 2000
                                                                                                 --------------- |  ---------------
Deferred tax assets (liabilities):                                                                               |
      Accrued liabilities                                                                        $         1,860 |  $         1,032
      Inventory and receivables                                                                              934 |              519
      Property, plant and equipment                                                                       (4,447)|           (6,240)
      Accruals for discontinued operations                                                                 1,441 |               --
      Intangibles                                                                                           (410)|           (2,851)
      Net operating loss acquired from Valentec                                                               -- |            1,674
      Federal net operating loss                                                                              -- |           15,537
      Foreign net operating loss                                                                             622 |              622
      Other                                                                                                      |
                                                                                                              -- |              (38)
                                                                                                 --------------- |  ---------------
           Net deferred tax assets before valuation allowances                                                -- |           10,255
      Valuation allowance on deferred tax assets                                                              -- |          (11,797)
                                                                                                 --------------- |  ---------------
           Net deferred tax liabilities                                                          $            -- |  $        (1,542)
                                                                                                 =============== |  ===============
                                                                                                                 |
Recognized as follows in the accompanying consolidated balance sheets:                                           |
      Current deferred tax assets                                                                $         2,000 |
      Long-term deferred tax liabilities                                                                  (2,000)|           (1,542)
                                                                                                 --------------- |  ---------------
           Net deferred tax liabilities                                                          $            -- | $        (1,542)
                                                                                                 =============== | ===============

     Current deferred tax assets are included in "prepaid and other" current assets and long-term deferred tax liabilities are included in "other long-term liabilities" in the accompanying consolidated balance sheets.

     No taxes  have been  provided  relating  to the  possible  distribution  of
approximately   $12.7  million  of  undistributed   earnings  considered  to  be
permanently reinvested in foreign operations.

Note 9 Commitments and Contingencies

Legal proceedings

     The Chapter 11 cases remain open until all claims, disputes and pleadings are resolved before the Bankruptcy Court. At March 31, 2001, the Company has material disputes with respect to a $2.7 million claim based upon rejection damages under a lease at a former facility in Costa Mesa, California. Based on advice from outside legal counsel, management believes that an adequate liability has been established for this matter at March 31, 2001.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company and several of its present or former officers and directors were named defendants in a class action lawsuit commenced by shareholders of the Company in the United States District Court for the District of New Jersey. Eight separate lawsuits were filed, alleging violations of the federal securities laws, and were consolidated into one action. The parties have executed an Agreement of Settlement, dated April 16, 2001, to settle the consolidated class action litigation for $4.0 million. The Company's directors' and officers' insurance carrier will satisfy the settlement obligations and accordingly, such resolution has no effect on the Company's financial condition, results of operations or cash flows.

     From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of business. The Company believes that as a result of its legal defenses none of these actions presently pending would have a material adverse effect on its financial position, results of operations or cash flows.

Operating leases

     The Company has non-cancelable operating leases for equipment and office space that expire at various dates through 2009. Certain of the lease payments are subject to adjustment for inflation. The Company incurred rent expense of $1.4 million, $1.5 million, $2.9 million and $2.6 million for the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000 and for the years ended March 25, 2000 and March 27, 1999, respectively.

     Future annual minimum lease payments for all non-cancelable operating leases as of March 31, 2001 are as follows (in thousands):

               2002                           $1,773
               2003                            1,238
               2004                              393
               2005                              304
               2006                              304
               Thereafter                        609
                                        ------------
                                              $4,621
                                        ============

Environmental issues

     The Company has identified two areas of underground contamination at the Company's facility in Galion, Ohio. One area involves a localized plating solution spill. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. Such environmental consultants estimate that the Company's voluntary plan of remediation could take three to five years to implement, followed by annual maintenance. The consultants also estimate that remediation costs will be approximately $250,000, which the Company had accrued in other long-term liabilities at March 31, 2001 and March 25, 2000. However, depending on the actual extent of impact to the Company or more stringent regulatory criteria, these costs could be higher. Additionally, an underground contamination involving machinery fluids exists at the former Valentec Wells facility in Costa Mesa, California and the Regional Water Quality Control Board has approved a site remediation plan. The remediation plan currently involves the simultaneous operation of a groundwater and vapor extraction system. Such plan is expected to take approximately five years to implement at an estimated cost of approximately $368,000. To date, the Company has spent approximately $325,000 implementing such plan with approximately one year remaining. The additional anticipated cost for that year is accrued for as of March 31, 2001. In addition, SCFTI has been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

     A Phase II study revealed limited organic groundwater contamination at the SCFTI facility in South Carolina in 1997. At the time of the Company's purchase of such facility, $185,000 of the purchase price thereof was placed in

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


escrow to pay for, if necessary, environmental remediation and monitoring at such facility. Based on the results of the groundwater monitoring that already has been conducted, and on the Company's discussions with the South Carolina Department of Health and Environmental Control ("DHEC"), no further work will be required and the escrow account was liquidated in fiscal year 2001.

     Additionally, low levels of contaminants were found at SCFTI during groundwater sampling in 1998. In February 1999, the facility received a notice letter from DHEC regarding the groundwater contamination. While DHEC acknowledges that there does not appear to be an active source for groundwater impact at the facility, it required the facility to perform sampling of two existing monitoring wells located on the property for contaminants. Low levels of contaminants again were detected. DHEC has requested that the Company (i) confirm that no residential wells exist in the area, (ii) perform additional sampling, and (iii) propose a program for in-site remediation of the groundwater, involving injection of nutrients to biodegrade the organic compounds in the groundwater. The Company does not believe that these costs will be material.

     In the opinion of management, no material expenditures beyond those accrued at March 31, 2001 will be required for the Company's environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of independent consultants on environmental matters.

Note 10 Product and Geographic Information

     The Company attributes its revenues from external customers and long-lived assets to a particular country based on the geographic location of each of the Company's production facilities. Summarized financial information by product type and geographic area is as follows:

                                                         Reorganized Company                   Predecessor Company
                                                         -------------------|-------------------------------------------------------
Revenues from external                                   October 11, 2000 to| March 26, 2000 to    Year ended          Year ended
customers                                                   March 31, 2001  | October 10, 2000    March 25, 2000     March 27, 1999
                                                         -------------------|-------------------------------------------------------
United States                                                               |
    Airbag Fabric                                          $         17,883 | $         26,288   $         46,205   $         47,768
    Technical Fabric                                                 11,488 |           12,576             24,624             23,936
Mexico                                                                      |
    Airbag Cushions                                                  27,180 |           33,703             46,652             33,888
Germany                                                                     |
    Airbag Cushions                                                  21,679 |           22,409             54,222             58,697
Other European Countries                                                    |
    Airbag Cushions                                                  13,822 |           14,163             22,964             14,059
                                                           ---------------- | ----------------   ----------------   ----------------
Total Net Sales                                            $         92,052 | $        109,139   $        194,667   $        178,348
                                                           ================ | ================   ================   ================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets at Fiscal Year End:   Reorganized Company | Predecessor Company
                                        ------------------- | -------------------
                                           March 31, 2001   |   March 25, 2000
                                           --------------   |   --------------
United States                                  $35,853      |      $52,527
                                                            |
Mexico                                           4,560      |        6,811
                                                            |
Germany                                          9,543      |       21,807
                                                            |
Other European Countries                        12,952      |       15,119
                                               -------      |      -------
                                                            |
Total Long-lived Assets                        $62,908      |     $96,264
                                               =======      |     =======


Note 11 Employee Benefit Plans

     The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for eligible employees. The Safety Components International, Inc. 401(k) Plan (the "401(k) Plan") provides for discretionary employer contributions. The 401(k) Plan provides for a Company match equal to 50% of the employee's contribution up to 6% of the employee's salary. Employer contributions become 100% vested after two years of vested service. The Company contributed approximately $156,000, $175,000, $403,000 and $398,000 during the period from October 11, 2000 to March 31, 2001, period from March 26, 2000 to October 10, 2000, and years ended March 25, 2000 and March 27, 1999, respectively, to the 401(k) Plan.

Note 12 Common Stock and Stock Warrants

     Pursuant to the Restructuring Agreement discussed in Note 1, the claims of the Noteholders were converted into the right to receive 4,840,774 shares of the Company's common stock on the Emergence Date (4,816,574 shares to the Noteholders and 24,200 shares to the financial advisors of the Noteholders). The pre-bankruptcy common stock, excluding stock held by Robert A. Zummo, the Company's former Chairman and Chief Executive Officer, was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock (aggregate 5,000,000 shares issued and 4,960,381 shares outstanding) and warrants to acquire an additional 681,818 shares of such common stock on the Emergence Date. All other options and warrants were cancelled on the Emergence Date.

     The warrants that were granted pursuant to the Restructuring Agreement to purchase 681,818 shares of the Company's common stock have an exercise price of $19.99 per share and expire on or before April 10, 2003. The warrants were assigned an estimated fair value at October 10, 2000, based on the Black-Scholes model, of $34,000. Since the strike price of the warrants is in excess of their fair value at date of grant, no compensation expense was recognized on the warrants. Such warrants were not included in computing diluted earnings per share for the period from October 11, 2000 to March 31, 2001 because the exercise price of the warrants exceeds the fair market value of the common Stock.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 Comprehensive Income

     The  components  of   comprehensive   income  (loss)  are  as  follows  (in
thousands):

                                Reorganized Company                           Predecessor Company
                               --------------------------|---------------------------------------------------------------
                                    Period from          |      Period from          Year ended          Year ended
                                  October 11, 2000       |    March 26, 2000
                                 To March 31, 2001       |  To October 10, 2000    March 25, 2000      March 27, 1999
                               --------------------------|---------------------------------------------------------------
Net income (loss)                $         1,250         |  $           8,067      $        (35,145)    $      (13,663)
Foreign currency                                         |
     translation adjustment                   97         |             (3,707)               (1,801)            (1,542)
                                 ------------------------|  --------------------   -------------------  -----------------
Comprehensive income                                     |
     (loss)                      $         1,347         |  $           4,360      $        (36,946)    $      (15,205)
                                =========================|  ====================   ===================  =================

     At October 10, 2000, in accordance with fresh start accounting, all intercompany loans were translated at their current translation rates and, accordingly, the cumulative translation adjustment within the stockholders' equity section of the consolidated balance sheet was zero.

Note 14 Accounting Standard Adopted After Fiscal Year End

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for periods beginning after June 15, 2000. Accordingly, this standard is effective for the Company's fiscal year 2002, commencing on April 1, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on April 1, 2001, had no effect on the Company's consolidated financial statements.

Note 15 Unaudited Quarterly Results

     Unaudited quarterly financial information for fiscal years 2001 and 2000 is set forth below (in thousands, except per share data). All previously reported information for the Predecessor Company has been reclassified for the effects of the former metal and defense operations that have been reclassified as Discontinued Operations. In addition, per share data of the Predecessor Company is not meaningful due to the significant change in the Company's capital structure in connection with the Plan of Reorganization.

                                                                                            Quarter Ended
                                                                     Predecessor Company                   Reorganized Company
                                                             ------------------------------------|----------------------------------
                                                                 June 24,         October 10,    |   December 30,      March 31,
                                                                   2000               2000       |       2000            2001
                                                             ------------------------------------|----------------------------------
Fiscal 2001                                                                                      |
Net sales                                                    $        52,048    $        57,091  | $        42,071   $        49,981
Gross profit                                                           8,140              7,692  |           5,418             7,297
Income from operations                                                 4,679              4,184  |           2,024             4,673
Income (loss) before extraordinary gain                               (2,068)           (19,235) |           1,225                25
Net income (loss)                                                     (2,641)            10,708  |           1,225                25
Net income per share, basic and diluted                                   --                 --  |            0.25              0.00

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             Quarter Ended
                                                                                          Predecessor Company
                                                                  -----------------------------------------------------------------
                                                                     June 26,      September 25,     December 25,       March 25,
                                                                       1999            1999             1999              2000
                                                                  -----------------------------------------------------------------
Fiscal 2000
Net sales                                                         $     52,546     $     46,040      $     47,714      $     48,367
Gross profit                                                             7,368            6,215             6,141             6,694
Income (loss) from operations                                            4,073            1,994             1,294              (505)
Net income (loss)                                                          641           (1,431)          (19,238)          (15,117)


Note 16 Subsequent Event (Unaudited)

     On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to shareholder approval. The Stock Option Plan provides for the issuance of options to purchase up to an aggregate of 900,000 shares of SCI's Common Stock to key officers, employees, directors and consultants of SCI or its affiliates. Unless designated otherwise by the Compensation Committee of the Board of Directors, options granted pursuant to the Stock Option Plan are intended to be nonstatutory stock options. The Compensation Committee determines the exercise price and the term of options granted pursuant to the Stock Option Plan at the time of grant. Each award is determined by the Compensation Committee on an individual basis. Options to purchase a total of approximately 522,100 shares of common stock at a price of $8.75 per share (subject to adjustment in certain circumstances), to become exercisable over a period of three years from the date of grant on May 18, 2001, were granted by the Compensation Committee to approximately 50 employee participants and to the outside directors under the Stock Option Plan.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         Schedule II - Valuation and Qualifying Accounts (in thousands)

                                                                                          Additions
                                                                                          Charged to
                                                                            Beginning      Costs and      Deductions/     Ending
                                                                             Balance        Expenses      Write-Offs      Balance
                                                                           ------------   ------------   ------------   ------------
For the year ended March 27, 1999:
    Allowance for doubtful accounts                                        $        130   $      1,780   $      1,490   $        420
    European relocation and reorganization reserve                                2,500             --          1,243          1,257
    Relocation and reorganization reserve                                            --            500             --            500
    Reserve on deferred tax assets                                                   --          1,674             --          1,674
                                                                           ------------   ------------   ------------   ------------
                                                                           $      2,630   $      3,954   $      2,733   $      3,851
                                                                           ============   ============   ============   ============
For the year ended March 25, 2000:
    Allowance for doubtful accounts                                        $        420   $        156   $        370   $        206
    European relocation and reorganization reserve                                1,257             --          1,257             --
    Relocation and reorganization reserve                                           500             23            147            376
    Reserve for receivable from affiliate                                            --            600             --            600
    Reserve on deferred tax assets                                                1,674         10,123             --         11,797
                                                                           ------------   ------------   ------------   ------------
                                                                           $      3,851   $     10,902   $      1,774   $     12,979
                                                                           ============   ============   ============   ============
For the period from March 26, 2000 to October 10, 2000:
    Allowance for doubtful accounts                                        $        206   $      1,081   $         --   $      1,287
    Relocation and reorganization reserve                                           376             --            376             --
    Reserve for receivable from affiliate                                           600             --             --            600
    Reserve on deferred tax assets                                               11,797             --         10,898            899
                                                                           ------------   ------------   ------------   ------------
                                                                           $     12,979   $      1,081   $     11,274   $      2,786
                                                                           ============   ============   ============   ============
For the period from October 11, 2000 to March 31, 2001:
    Allowance for doubtful accounts                                        $      1,287   $        608   $        944   $        951
    Reserve for receivable from affiliate                                           600             --             --            600
    Reserve on deferred tax assets                                                  899             --            899             --
                                                                           ------------   ------------   ------------   ------------
                                                                           $      2,786   $        608   $      1,843   $      1,551
                                                                           ============   ============   ============   ============

                  EXHIBIT 21.1 - Subsidiaries of The Registrant



----------------------------------------------------------------------------------------------------------------------
                                                                         Jurisdiction          Names under which
                                                                         Where                 subsidiary does
Name of Subsidiary                                                       Organized             Business
----------------------------------------------------------------------------------------------------------------------
Safety Components Fabric Technologies, Inc.                              Delaware              Safety Components
                                                                                               Fabric Technologies,
                                                                                               Inc.
----------------------------------------------------------------------------------------------------------------------
                                                                                               Automotive Safety
Automotive Safety Components International, Inc.                         Delaware              Components
                                                                                               International, Inc.
----------------------------------------------------------------------------------------------------------------------
ASCI Holdings Germany (DE), Inc.                                         Delaware
----------------------------------------------------------------------------------------------------------------------
ASCI Holdings Mexico (DE), Inc.                                          Delaware
----------------------------------------------------------------------------------------------------------------------
ASCI Holdings UK (DE), Inc.                                              Delaware
----------------------------------------------------------------------------------------------------------------------
ASCI Holdings Czech (DE), Inc.                                           Delaware
----------------------------------------------------------------------------------------------------------------------
Automotive Safety Components International GmbH & Co. KG                 Germany               Automotive Safety
                                                                                               Components
                                                                                               International GmbH &
                                                                                               Co. KG
----------------------------------------------------------------------------------------------------------------------
Automotive Safety Components International Verwaltungs GmbH              Germany               Automotive Safety
                                                                                               Components
                                                                                               International
                                                                                               Verwaltungs GmbH
----------------------------------------------------------------------------------------------------------------------
Automotive Safety Components International S.A. de C.V.                  Mexico                Automotive Safety
                                                                                               Components
                                                                                               International, S.A.
                                                                                               de C.V.
----------------------------------------------------------------------------------------------------------------------
Automotive Safety Components International Limited                       United Kingdom        Automotive Safety
                                                                                               Components
                                                                                               International Limited
----------------------------------------------------------------------------------------------------------------------
Automotive Safety Components International, s.r.o.                       Czech Republic        Automotive Safety
                                                                                               Components
                                                                                               International s.r.o.
----------------------------------------------------------------------------------------------------------------------
Galion, Inc.                                                             Delaware              Galion, Inc.
----------------------------------------------------------------------------------------------------------------------
Valentec Wells, LLC                                                      Delaware              Valentec Wells, LLC
(f/k/a Valentec International Corporation, LLC)                                                Valentec Wells
----------------------------------------------------------------------------------------------------------------------