Form 10-Q
period 2001-06-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 2001-08-14
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                     Yes  X                    No
                         ---                      ---


The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of August 7, 2001, was 4,959,678.

     SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES


PART I FINANCIAL INFORMATION
       ---------------------

The unaudited consolidated financial information at June 30, 2001 and for the thirteen week period then ended (Reorganized Company), unaudited consolidated statements of operations and of cash flows for the thirteen weeks ended June 24, 2000 (Predecessor Company) and the audited consolidated balance sheet at March 31, 2001 (Reorganized Company) relate to Safety Components International, Inc. and its subsidiaries.

    ITEM 1.  FINANCIAL STATEMENTS                                                   PAGE
             --------------------                                                   ----
             Consolidated Balance Sheets as of June 30, 2001
             (unaudited) and March 31, 2001                                           3

             Unaudited  Consolidated   Statements  of  Operations  for  the
             thirteen weeks ended June 30, 2001  (Reorganized  Company) and
             thirteen weeks ended June 24, 2000 (Predecessor Company)                 4

             Unaudited Consolidated Statements of Cash Flows for the thirteen weeks ended June 30, 2001 (Reorganized Company) and
             thirteen weeks ended June 24, 2000 (Predecessor Company)                 5

             Notes to Unaudited Consolidated Financial Statements                     6

    ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
             --------------------------------------------------------------
             AND RESULTS OF OPERATIONS                                                10
             -------------------------

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               13
             ----------------------------------------------------------

PART II OTHER INFORMATION                                                             14
        -----------------

SIGNATURES                                                                            15

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                                 June 30,    March 31,
                                                                                                   2001        2001
                                                                                                ---------    ---------
                                                                                               (unaudited)      (1)
ASSETS
Current assets:
     Cash and cash equivalents ..............................................................   $   7,918    $   5,885
     Accounts receivable, net ...............................................................      31,907       32,730
     Receivable from affiliate, net .........................................................         564          564
     Inventories, net (Note 3) ..............................................................      16,769       16,626
     Prepaid and other ......................................................................       3,880        4,403
                                                                                                ---------    ---------
         Total current assets ...............................................................      61,038       60,208

Property, plant and equipment, net ..........................................................      44,690       45,555
Reorganization value in excess of amounts allocable to identifiable assets ..................      14,913       15,111
Intangible assets, net ......................................................................       1,054        1,118
Other assets ................................................................................       1,022        1,124
Net assets held for sale (Note 2) ...........................................................       7,852        7,567
                                                                                                ---------    ---------
         Total assets .......................................................................   $ 130,569    $ 130,683
                                                                                                =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .......................................................................   $  12,247    $  11,962
     Accrued and other current liabilities ..................................................       9,505       11,751
     Current portion of long-term debt ......................................................       8,656        8,525
                                                                                                ---------    ---------
         Total current liabilities ..........................................................      30,408       32,238

Long-term debt ..............................................................................      46,444       43,541
Other long-term liabilities .................................................................       2,795        2,961
                                                                                                ---------    ---------
         Total liabilities ..................................................................      79,647       78,740
                                                                                                ---------    ---------

Commitments and contingencies (Note 6)

Stockholders' equity (Note 4):
     Preferred stock: 5,000,000 shares authorized and unissued ..............................          --           --
     Common stock:  $.01 par value per share - 20,000,000 shares authorized; 5,000,000 shares
        issued and 4,959,678 and 4,960,381 shares outstanding, respectively .................          50           50
     Common stock warrants ..................................................................          34           34
     Additional paid-in-capital .............................................................      50,916       50,916
     Treasury stock: 40,322 and 39,619 shares at cost, respectively .........................        (411)        (404)
     Retained earnings ......................................................................         909        1,250
     Accumulated other comprehensive income (loss) ..........................................        (576)          97
                                                                                                ---------    ---------
         Total stockholders' equity .........................................................      50,922       51,943
                                                                                                ---------    ---------
         Total liabilities and stockholders' equity .........................................   $ 130,569    $ 130,683
                                                                                                =========    =========

(1) Derived from the audited consolidated balance sheet as of March 31, 2001.


           See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                 (in thousands, except share and per share data)

                                                                                               Reorganized  |   Predecessor
                                                                                                 Company    |     Company
                                                                                                 Thirteen   |    Thirteen
                                                                                               Weeks Ended  |   Weeks Ended
                                                                                              June 30, 2001 |  June 24, 2000
                                                                                              ------------- |  -------------
Net sales ...............................................................................       $ 50,291    |    $ 52,047
Cost of sales, excluding depreciation ...................................................         41,000    |      42,046
Depreciation ............................................................................          1,652    |       1,862
                                                                                                --------    |    --------
         Gross profit ...................................................................          7,639    |       8,139
                                                                                                            |
Selling and marketing expenses ..........................................................            469    |         529
General and administrative expenses .....................................................          2,369    |       2,471
Research and development expenses .......................................................            162    |         130
Amortization of intangible assets .......................................................            225    |         329
                                                                                                --------    |    --------
         Income from operations .........................................................          4,414    |       4,680
                                                                                                            |
Other expense, net ......................................................................            160    |         302
Interest expense, net (Contractual interest of $3,744 for the period ended June 24, 2000)          1,264    |       1,837
                                                                                                --------    |    --------
         Income from continuing operations before reorganization items ..................          2,990    |       2,541
                                                                                                            |
Reorganization items (Note 1):                                                                              |
  Professional fees and expenses ........................................................             --    |       1,200
  Loss on revaluation of senior subordinated notes ......................................             --    |       2,902
  Interest earned on accumulated cash ...................................................             --    |         (29)
                                                                                                --------    |    --------
         Income (loss) from continuing operations before income tax provision ...........          2,990    |      (1,532)
                                                                                                            |
Provision for income taxes ..............................................................          1,064    |         254
                                                                                                --------    |    --------
         Income (loss) from continuing operations .......................................          1,926    |      (1,786)
                                                                                                            |
Discontinued operations (Note 2):                                                                           |
  Loss from discontinued operations .....................................................             --    |         282
  Loss on disposition of discontinued operations, net of income tax benefit of $1,511 ...          2,267    |          --
                                                                                                --------    |    --------
         Loss before extraordinary item .................................................           (341)   |      (2,068)
                                                                                                            |
Extraordinary loss on early extinguishment of debt ......................................             --    |        (573)
                                                                                                --------    |    --------
Net loss ................................................................................       $   (341)   |    $ (2,641)
                                                                                                ========    |    ========
                                                                                                            |
Net income (loss) per common share, basic and diluted: (A)                                                  |
         Income from continuing operations ..............................................       $   0.39    |
         Loss from discontinued operations ..............................................          (0.46)   |
                                                                                                --------    |
Net loss per share, basic and diluted ...................................................       $  (0.07)   |
                                                                                                ========    |
                                                                                                            |
Weighted average number of shares outstanding, basic and diluted (A) ....................          4,960    |
                                                                                                ========    |

(A) Share and per share data are not meaningful prior to October 10, 2000 ("Emergence Date") due to the significant change in capital structure in connection with the Plan of Reorganization


           See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)

                                                                                                       Reorganized  |  Predecessor
                                                                                                         Company    |    Company
                                                                                                         Thirteen   |   Thirteen
                                                                                                       Weeks Ended  |  Weeks Ended
                                                                                                      June 30, 2001 | June 24, 2000
                                                                                                      ------------- | -------------
Cash Flows From Operating Activities:                                                                               |
      Net loss ....................................................................................      $  (341)   |   $ (2,641)
      Loss from discontinued operations ...........................................................           --    |        282
      Loss on disposition of discontinued operations ..............................................        2,267    |         --
      Extraordinary loss on early extinguishment of debt ..........................................           --    |        573
                                                                                                         -------    |   --------
      Income (loss) from continuing operations ....................................................        1,926    |     (1,786)
       Adjustments to reconcile income (loss) from continuing operations to net                                     |
           cash provided by (used in) operating activities:                                                         |
         Reorganization items:                                                                                      |
           Professional fees and expenses .........................................................           --    |      1,200
           Loss on revaluation of senior subordinated notes .......................................           --    |      2,902
           Interest earned on accumulated cash due to Chapter 11 proceeding .......................           --    |        (29)
         Depreciation .............................................................................        1,652    |      1,862
         Amortization .............................................................................          225    |        329
         Deferred taxes ...........................................................................          934    |        254
         Changes in operating assets and liabilities ..............................................          (97)   |     (6,527)
                                                                                                         -------    |   --------
              Net cash provided by (used in) continuing operations ................................        4,640    |     (1,795)
              Net cash (used in) provided by discontinued operations ..............................       (3,551)   |        360
                                                                                                         -------    |   --------
              Net cash provided by (used in) operating activities .................................        1,089    |     (1,435)
                                                                                                         -------    |   --------
                                                                                                                    |
Cash Flows From Investing Activities:                                                                               |
      Additions to property, plant and equipment ..................................................       (1,130)   |       (704)
                                                                                                         -------    |   --------
              Net cash used in continuing operations ..............................................       (1,130)   |       (704)
              Net cash used in discontinued operations ............................................         (550)   |         --
                                                                                                         -------    |   --------
              Net cash used in investing activities ...............................................       (1,680)   |       (704)
                                                                                                         -------    |   --------
                                                                                                                    |
Cash Flows From Financing Activities:                                                                               |
      Repayment of KeyBank revolving credit facility ..............................................           --    |    (37,900)
      Borrowing on Bank of America DIP revolving credit facility ..................................           --    |     12,320
      Net borrowing on Congress revolving credit facility .........................................        4,050    |         --
      Proceeds from KeyBank Subordinated DIP term note ............................................           --    |     20,900
      Repayment of KeyCorp equipment note .........................................................         (343)   |         --
      Repayment of Congress Subordinated term note ................................................         (382)   |
      Proceeds from Bank of America DIP term note .................................................           --    |      5,600
      Repayments of other long-term debt ..........................................................         (235)   |       (653)
      Acquisition of treasury stock ...............................................................           (7)   |         --
                                                                                                         -------    |   --------
              Net cash provided by continuing operations ..........................................        3,083    |        267
              Net cash used in discontinued operations ............................................         (120)   |       (102)
                                                                                                         -------    |   --------
              Net cash provided by financing activities ...........................................        2,963    |        165
                                                                                                         -------    |   --------
Effect of exchange rate changes on cash ...........................................................         (339)   |       (178)
                                                                                                         -------    |   --------
Change in cash and cash equivalents ...............................................................        2,033    |     (2,152)
Cash and cash equivalents, beginning of period ....................................................        5,885    |     10,264
                                                                                                         -------    |   --------
Cash and cash equivalents, end of period ..........................................................      $ 7,918    |   $  8,112
                                                                                                         =======    |   ========
                                                                                                                    |
Supplemental  disclosures of cash flow information:  Cash paid (refunded) during                                    |
      the period for:                                                                                               |
              Interest ............................................................................      $    68    |   $    700
              Income taxes ........................................................................           --    |       (126)


           See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Basis of Presentation

     The consolidated financial statements included herein have been prepared by Safety Components International, Inc. and subsidiaries ("SCI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, SCI believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2001. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods. These adjustments include those of a normal recurring nature and reclassifications of prior period amounts for the effects of discontinuing the non-automotive operations.

     As discussed in Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, on April 10, 2000 (the "Petition Date"), the Company and certain of its U.S. subsidiaries (collectively, the "Safety Filing Group"), filed a voluntary petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On October 11, 2000 (the "Emergence Date"), the Safety Filing Group emerged from Chapter 11 pursuant to the Plan of Reorganization (the "Plan"), confirmed by the Bankruptcy Court. Pursuant to the Plan, upon emergence, all of the Company's 10-1/8% Senior Notes due 2007 (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock, and warrants to acquire an additional 681,818 shares of such common stock. Immediately upon emergence, the Company had 5,000,000 shares of common stock issued and 4,960,381 shares outstanding and, other than the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. In addition, the Safety Filing Group's trade suppliers and other creditors were paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

     The Plan was accounted for pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. The accompanying Consolidated Financial Statements as of and for periods subsequent to October 11, 2000 reflect the use of "fresh start" reporting as required by SOP 90-7, in which assets and liabilities were adjusted to their fair values and the recognition of a new reporting entity (the "Reorganized Company" or the "Company") with no retained earnings or accumulated deficit as of October 11, 2000. Accordingly, the Consolidated Financial Statements for the period prior to October 10, 2000 (the "Predecessor Company") are not comparable to consolidated financial statements presented subsequent to October 11, 2000. A black line has been drawn on the accompanying Consolidated Financial Statements and Notes thereto to distinguish between financial information of the Reorganized Company and the Predecessor Company.

     The accompanying statements of operations for the thirteen weeks ended June 24, 2000 reflect certain restructuring fees and expenses, including professional fees and expenses, directly related to the debt restructuring and reorganization. Interest expense on the Company's senior subordinated notes was reported to the Petition Date.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Such interest expense was not reported subsequent to that date because it was not required to be paid during the bankruptcy case and was not an allowed claim under the Plan. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $1.9 million for the thirteen weeks ended June 24, 2000.

     As discussed in Note 2, effective as of October 10, 2000, the Company concluded to sell its non-core (metal and defense) operations. Accordingly, all prior period amounts have been reclassified so that the net assets of the non-core metal and defense businesses are presented as "net assets held for sale" in the accompanying consolidated balance sheets, and the operating results of the non-core businesses have been presented as "discontinued operations" in the accompanying consolidated statements of operations.

Note 2  Discontinued Operations

     As previously discussed, the Company has concluded to exit and sell its metal and defense businesses. To enhance the value of these businesses, the Company consolidated a substantial portion of its Valentec Wells, LLC operations into its Galion, Ohio facility and relocated the remainder to a lower-cost facility in Missouri, nearer to its primary customers. These businesses consist of the metal division now located in Missouri (Valentec Wells, LLC) and the defense systems and products divisions located in Ohio (Galion, Inc.). As a result of this decision by the Company's new board of directors upon the Emergence Date, the Company has reported its non-core operations as discontinued operations in the accompanying consolidated financial statements. Amounts in the consolidated financial statements and related notes for all prior periods have been reclassified to reflect these non-core businesses as discontinued operations. Accordingly, the Company reported the results of operations of the metal and defense businesses as a loss on discontinued operations that, for the Predecessor Company's period from March 26, 2000 to June 24, 2000, totaled $282,000. The Company has experienced production disruptions and higher than expected costs related to the relocation from Costa Mesa, California and resumption of production by Valentec Wells, LLC at its Missouri facility. These factors, and the higher than expected costs associated with the settlement of a claim for lease rejection damages associated with the former Costa Mesa, California facility, among other items, have resulted in the Company recording an additional charge of $2.3 million, net of income taxes of $1.5 million, for the estimated net loss on the disposition of the non-core businesses for the current quarter ended June 30, 2001. The Company continues to actively market these metal and defense businesses.

     During August 2001, the Company entered into a cost support agreement with a customer of its discontinued operations for the period from August 1, 2001 through October 31, 2001. Based on the terms of this agreement and other operating improvements that have been implemented at the discontinued operations, Management believes that such discontinued operations will operate in a break-even position or better during that period of time.

     Following  is  a  summary  of  financial   information  for  the  Company's
discontinued metal and defense operations (unaudited) (in thousands):

                                                    Reorganized Company  |   Predecessor Company
                                                   ----------------------|----------------------
                                                   Thirteen weeks ended  |  Thirteen weeks ended
                                                       June 30, 2001     |      June 24, 2000
                                                   ----------------------|----------------------
Net sales                                                 $2,915         |          $5,987
Discontinued operations:                                                 |
     Loss from operations, net of income taxes                --         |             282
                                                                         |
     Loss on disposition, net of income taxes              2,267         |             --

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Net assets of discontinued operations at June 30, 2001 and March 31, 2001 were as follows (unaudited) (in thousands):

                                                June 30, 2001   March 31, 2001
                                                ------------------------------
     Accounts receivable                          $  3,464        $  3,824
     Inventories, net                                1,784           1,471
     Property, plant and equipment, net              6,061           5,791
                                                  ------------------------
            Total assets                            11,309          11,086
     Current liabilities                            (2,734)         (2,676)
     Note payable and other liabilities               (723)           (843)
                                                  ------------------------
            Net assets held for sale              $  7,852        $  7,567
                                                  ========================

     The Company incurred $550,000 in capital costs primarily at its new Missouri facility during the quarter in order to enhance the value of its discontinued operations.

Note 3  Inventories

     Inventories reported on the Company's balance sheets were as follows (unaudited) (in thousands):

                                                June 30, 2001   March 31, 2001
                                                ------------------------------
     Raw materials                               $   6,400         $ 5,167
     Work-in-process                                 5,198           5,991
     Finished goods                                  5,171           5,468
                                                 -------------------------
     Total                                       $  16,769         $16,626
                                                 =========================

Note 4  Stockholders' Equity

     On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to shareholder approval. The Stock Option Plan provides for the issuance of options to purchase up to an aggregate of 900,000 shares of SCI's common stock to key officers, employees, directors and consultants of SCI or its affiliates. Unless designated otherwise by the Compensation Committee of the Board of Directors, options granted pursuant to the Stock Option Plan are intended to be non-statutory stock options. The Compensation Committee determines the exercise price and the term of option granted pursuant to the Stock Option Plan at the time of grant. Each award is determined by the Compensation Committee on an individual basis. Options to purchase a total of approximately 522,100 shares of common stock at an exercise price of $8.75 per share, the fair market value at the date of grant, to become exercisable over a period of three years from the date of grant on May 18, 2001, were granted by the Compensation Committee to approximately 50 employee participants and to the outside directors under the Stock Option Plan.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5  Comprehensive Income

     The components of comprehensive income (loss) are as follows (unaudited) (in thousands):

                                               Reorganized Company   |     Predecessor Company
                                              -----------------------|------------------------
                                              Thirteen weeks ended   |    Thirteen weeks ended
                                                  June 30, 2001      |        June 24, 2000
                                              -----------------------|------------------------
Net loss                                           $  (341)          |           $(2,641)
Foreign currency translation adjustment               (673)          |            (1,606)
                                                   ------------------|------------------
                                                                     |
     Comprehensive loss                            $(1,014)          |           $(4,247)
                                                   =====================================

Note 6  Contingencies

     On July 18, 2001, the Company settled a dispute in connection with a claim in the Bankruptcy Court based upon rejection damages under a lease at a former facility in Costa Mesa, California. Although the claim was settled for an amount that exceeded the Company's established reserve, such settlement did not have a material adverse effect on the Company's financial position.

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

Note 7  New Accounting Standards

     Accounting Standard Adopted - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133,
"Accounting for Derivative Instruments and Hedging Activities" which, as amended, became effective for the Company's fiscal year beginning April 1, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on April 1, 2001 had no effect on the Company's Consolidated Financial Statements.

     Accounting Standard Not Yet Adopted - In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This new standard requires that, upon adoption, amortization of goodwill (in the Company's case, its "Reorganization value in excess of amounts allocable to identifiable assets") and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     On October 11, 2000, the Company consummated a Plan of Reorganization as discussed in the unaudited Consolidated Financial Statements of the Company and the Notes thereto. The financial statements as of March 31, 2001 and June 30, 2001, and for the thirteen weeks ended June 30, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result of the implementation of fresh start accounting, the financial information for the thirteen weeks ended June 30, 2001 is not comparable to the financial information of prior periods. In addition, the consolidated financial statements for the thirteen weeks ended June 24, 2000 have been reclassified to present the Company's non-core metal and defense businesses as discontinued operations. See Note 2 to the Consolidated Financial Statements for further information on the discontinued operations.


(In thousands)                                       Reorganized        |       Predecessor
                                                       Company          |        Company
                                                 -----------------------| ----------------------
                                                 Thirteen Weeks Ended   |   Thirteen Weeks Ended
                                                    June 30, 2001       |     June 24, 2000
                                                 -----------------------| ----------------------
Net sales                                             $ 50,291          |         $ 52,047
Gross profit                                             7,639          |            8,139
Income from operations                                   4,414          |            4,680
Interest expense, net                                    1,264          |            1,837
Reorganization items                                        --          |           4,073
Income tax provision                                     1,064          |             254
Loss on discontinued operations, net of                                 |
    taxes                                               (2,267)         |            (282)
Extraordinary loss                                          --          |            (573)
Net loss                                                  (341)         |          (2,641)


First Quarter Ended June 30, 2001 Compared to First Quarter Ended June 24, 2000

     Net Sales. Net sales decreased $1.8 million or 3.4% to $50.3 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The decrease was primarily attributable to the North American automotive operations' decreased net sales of $1.6 million or 4.6% compared to the first quarter of fiscal 2001, due primarily to the decrease in volume from existing customers arising from the automotive industry slowdown. Within North American operations, airbag cushion net sales decreased $774,000 or 5.0%, while airbag and technical fabric net sales decreased $809,000 or 4.3%. Technical fabrics net sales showed an increase of $1.1 million or 18.5%, whereas airbag fabric saw a decrease of $1.9 million or 14.9%. Net sales for European automotive operations decreased $172,000 or 1.0% compared to the first quarter of fiscal 2001. The decrease was due to the adverse change in foreign currency translation rates of approximately 6.5%. European operations net sales increased in local currency; however, the adverse foreign exchange effect resulted in the overall net decrease.

     Gross Profit. Gross profit decreased $500,000 or 6.1% for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Gross profit for North American operations decreased $43,000 compared to the first quarter of fiscal 2001, but declined at a lower rate than the decrease in net sales due to increased efficiencies and cost reduction efforts as well as a decrease in depreciation expense as a result of the decreased cost basis of fixed assets resulting from the adoption of fresh start accounting at the October 11, 2000 Emergence Date. European operations saw a $457,000 or 16.2% decrease in gross profit due to the adverse effect of foreign exchange rates, and increased depreciation and operating costs. On a consolidated basis, gross profit as a percentage of net sales decreased to 15.2% for the first quarter of fiscal 2002 from 15.6% for the first quarter of fiscal 2001.

     Income from Operations. Income from operations decreased $266,000 or 5.7% to $4.4 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The decrease is attributable to the decrease in gross profit, offset slightly by a net decrease in operating expenses. Income from operations as a percentage of net sales decreased to 8.8% for the first quarter of fiscal 2002 from 9.0% for the first quarter of fiscal 2001. The decrease as a percentage of net sales was due to the items discussed above.

     Interest Expense, net. Interest expense decreased $573,000 or 31.2% for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The decrease is primarily attributable to the Company recognizing approximately $375,000 of interest expense incurred in the prior year on the Company's senior subordinated notes (the "Notes") that were eliminated as part of the bankruptcy proceedings. Also, the Company has experienced lower interest rates and amortization of deferred financing costs on its outstanding debt, resulting in approximately $200,000 in lower interest expense in the current fiscal year.

     Reorganization Items. Professional fees and expenses included in Reorganization Items totaled $1.2 million for the first quarter of fiscal 2001. Such expenses represented fees and expenses of the Company's various legal and financial advisors, the financial and legal advisors for the senior lenders and note holders, along with other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The loss on revaluation of the Company's senior subordinated notes totaled $2.9 million, representing the write-off of related deferred financing costs.

     Provision for Income Taxes. The provision for income taxes for the first quarter of fiscal 2002 increased $810,000 compared to the first quarter of fiscal 2001 due to an increase of $4.5 million in income from continuing operations compared to the comparable quarter in the prior year (from a loss of approximately $1.5 million in the first quarter of fiscal 2001 to income from continuing operations of approximately $3.0 million in the first quarter of fiscal 2002). The Company's effective tax rate for the thirteen weeks ended June 30, 2001 was 35.6%. This effective tax rate is lower than the statutory tax rate due to the Company's utilization of certain net operating loss carryforwards at certain of its foreign operating subsidiaries during the first quarter of fiscal 2002. The tax provision in the first quarter of fiscal 2001 relates primarily to income at certain of the foreign operating subsidiaries which were not taxed due to utilization of net operating loss carryforwards.

     Discontinued Operations. Loss on the discontinued operations was $2.3 million, net of taxes, for the first quarter of fiscal 2002 compared to a loss of $282,000 for the first quarter of fiscal 2001. The current quarter loss represents a charge of $2.3 million, net of income taxes of $1.5 million, arising primarily from the Company's Valentec Wells, LLC operations as reported in Note 2 to the Consolidated Financial Statements.

     Extraordinary Loss. In the first quarter of fiscal 2001, the Company wrote off deferred financing costs associated with the early termination of a prior credit facility.

     Net Loss. The Company's net loss was $341,000 for the first quarter of fiscal 2002 compared to a net loss of $2.6 million for the first quarter of fiscal 2001. This reduction in loss resulted from the items discussed above.

Liquidity and Capital Resources

     Net cash provided by operating activities of continuing operations was $4.6 million for the thirteen weeks ended June 30, 2001 compared to cash used of $1.8 million in the comparable period in the prior year. The improvement in cash provided by operating activities of continuing operations was principally due to improved results of continuing operations from the first quarter of fiscal 2001 to the first quarter of fiscal 2002, and the use of a significant amount of cash in the first quarter of fiscal 2001 to build up inventory levels which did not recur in the first quarter of fiscal 2002. Net cash used by operating activities of discontinued operations of $3.6 million for the thirteen weeks ended June 30, 2001 was principally related to the Valentec Wells, LLC matters previously discussed. Net cash provided by operating activities of discontinued operations was $360,000 in the comparable thirteen week period in the prior year.

     Net cash used in investing activities of continuing operations was $1.1 million for the thirteen weeks ended June 30, 2001, compared to $704,000 for the comparable period in the prior year. This increase in cash used in investing activities of continuing operations was attributed to increased purchases of equipment for the thirteen weeks ended June 30, 2001.

     Net cash provided by financing activities of continuing operations was $3.1 million for the thirteen weeks ended June 30, 2001 compared to $267,000 for the comparable period in the prior year. This increase in cash provided by financing activities of continuing operations was attributed to borrowings under the Company's revolving credit facility, net of principal payments on various long-term borrowings. In the comparable period of the prior year, the Company repaid its revolving credit facility borrowings with borrowings from various DIP facilities.

     The Company's equipment and working capital requirements will vary as a result of the anticipated growth of operations. This growth is expected to be funded through a combination of cash flows from operations, equipment financing and the use of lines of credit with the Company's lenders. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months. The Company has budgeted capital expenditures of approximately $5.1 million for the remainder of fiscal 2002.

     The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 11, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of raw materials. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, through which the Company had $350,000 of letters of credit outstanding at June 30, 2001. At June 30, 2001, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $13.8 million.

New Accounting Standards

     Accounting Standard Adopted - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133,
"Accounting for Derivative Instruments and Hedging Activities", which, as amended, became effective for the Company's fiscal year beginning April 1, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on April 1, 2001 had no effect on the Company's consolidated financial statements.

     Accounting Standard Not Yet Adopted - In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This new standard requires that upon adoption, amortization of goodwill (in the Company's case, its "Reorganization value in excess of amounts allocable to identifiable assets") and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of that the adoption of the standard will have on the Company's financial position and results of operations.

Private Securities Litigation Reform Act of 1995

     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends; the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval of automobile manufacturers of airbag cushions currently in production; pricing pressures; labor strikes; the anticipated positive results from restructuring efforts; the continued performance by its discontinued operations at or above the estimated levels; and the ability to sell the Company's discontinued operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     To the extent that amounts borrowed under the Company's revolving credit facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of June 30, 2001, the Company's interest rates under its revolving credit facility approximated 6.5%. Due to the variability of the interest rates, a hypothetical increase or decrease in the interest rates of 100 basis points relating to the Congress Facility would result in an addition to or reduction in interest expense of approximately $226,000, on an annual basis.

     The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a sustained decline of these currencies versus the U.S. dollar, the consolidated financial statements could be materially adversely affected.

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

          On July 18, 2001, the Company settled a dispute in connection with a claim in the Bankruptcy Court based upon rejection damages under a lease at a former facility in Costa Mesa, California. Although the claim was settled for an amount that exceeded the Company's established reserve, such settlement did not have a material adverse affect on the Company's financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        Not applicable.

ITEM 5. OTHER INFORMATION
        -----------------

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     (a)  No Exhibits

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURE(S)

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SAFETY COMPONENTS INTERNATIONAL, INC.
                                             (Registrant)


DATED: August 13, 2001           By: \s\ Brian P. Menezes
                                 ----------------------------
                                 Brian P. Menezes
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)


                                 By: \s\ William F. Nelli
                                 -----------------------------
                                 William F. Nelli
                                 Controller
                                 (Principal Accounting Officer)