Form 10-Q
period 2001-09-29
SAFETY COMPONENTS INTERNATIONAL INC
filed 2001-11-09
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

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

               41 Stevens Street, Greenville, South Carolina 29605
              (Address and zip code of principal executive offices)

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

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of November 9, 2001, was 4,959,678.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES


PART I    FINANCIAL INFORMATION

The unaudited consolidated financial information at September 29, 2001 and for the thirteen week and twenty-six week periods then ended (Reorganized Company), unaudited consolidated statements of operations and of cash flows for the fifteen and twenty-eight weeks ended October 10, 2000 (Predecessor Company) and the audited consolidated balance sheet at March 31, 2001 (Reorganized Company) relate to Safety Components International, Inc. and its subsidiaries.


     ITEM 1.      FINANCIAL STATEMENTS                                    PAGE
                  --------------------                                    ----

          Condensed Consolidated Balance Sheets as of September 29, 2001
          (unaudited) and March 31, 2001                                    3

          Unaudited Condensed Consolidated Statements of Operations for
          the thirteen weeks ended September 29, 2001 (Reorganized
          Company) and fifteen weeks ended October 10, 2000
          (Predecessor Company)                                             4

          Unaudited Condensed Consolidated Statements of Operations for
          the twenty-six weeks ended September 29, 2001 (Reorganized
          Company) and twenty-eight weeks ended October 10, 2000
          (Predecessor Company)                                             5

          Unaudited Condensed Consolidated Statements of Cash Flows for
          the twenty-six weeks ended September 29, 2001 (Reorganized
          Company) and twenty-eight weeks ended October 10, 2000
          (Predecessor Company)                                             6

          Notes to Unaudited Condensed Consolidated Financial Statements    7

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            12

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                        17

PART II   OTHER INFORMATION

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      17

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                         18

SIGNATURES                                                                 19

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                                      September 29,       March 31,
                                                                                                           2001             2001
                                                                                                      -------------    ------------
                                                                                                       (unaudited)          (1)
ASSETS
Current assets:
     Cash and cash equivalents .....................................................................     $   8,205       $   5,885
     Accounts receivable, net ......................................................................        33,865          32,730
     Receivable from affiliate, net ................................................................          --               564
     Inventories, net (Note 3) .....................................................................        16,459          16,626
     Prepaid and other .............................................................................         3,191           4,403
                                                                                                         ---------       ---------
         Total current assets ......................................................................        61,720          60,208

Property, plant and equipment, net .................................................................        44,892          45,555
Reorganization value in excess of amounts allocable to identifiable assets .........................        14,715          15,111
Intangible assets, net .............................................................................         1,101           1,118
Other assets .......................................................................................         1,354           1,124
Net assets held for sale (Note 2) ..................................................................         3,657           7,567
                                                                                                         ---------       ---------
         Total assets ..............................................................................     $ 127,439       $ 130,683
                                                                                                         =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................................................................     $  13,849       $  11,962
     Accrued and other current liabilities .........................................................         7,450          11,751
     Current portion of long-term debt .............................................................         8,243           8,525
                                                                                                         ---------       ---------
         Total current liabilities .................................................................        29,542          32,238

Long-term debt (Note 4) ............................................................................        40,752          43,541
Other long-term liabilities ........................................................................         3,018           2,961
                                                                                                         ---------       ---------
         Total liabilities .........................................................................        73,312          78,740
                                                                                                         ---------       ---------

Commitments and contingencies (Note 7)

Stockholders' equity (Note 5):
     Preferred stock: 5,000,000 shares authorized and unissued .....................................            --              --
     Common stock:  $.01 par value per share - 20,000,000 shares authorized; 5,000,000 shares
        issued and 4,959,678 and 4,960,381 shares outstanding, respectively .................                   50              50
     Common stock warrants .........................................................................            34              34
     Additional paid-in-capital ....................................................................        50,916          50,916
     Treasury stock: 40,322 and 39,619 shares at cost, respectively ................................          (411)           (404)
     Retained earnings .............................................................................         2,973           1,250
     Accumulated other comprehensive income ........................................................           565              97
                                                                                                         ---------       ---------
         Total stockholders' equity ................................................................        54,127          51,943
                                                                                                         ---------       ---------
         Total liabilities and stockholders' equity ................................................     $ 127,439       $ 130,683
                                                                                                         =========       =========

(1) Derived from the audited consolidated balance sheet as of March 31, 2001.


      See notes to unaudited condensed consolidated financial statements.

            SAFETY COMPONENTS INTERNATIONAL , INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                            Reorganized     |   Predecessor
                                                                                              Company       |     Company
                                                                                              Thirteen      |     Fifteen
                                                                                               Weeks        |      Weeks
                                                                                               Ended        |      Ended
                                                                                         September 29, 2001 | October 10, 2000
                                                                                         ------------------ | -----------------
Net sales .............................................................................         $46,229     |      $57,091
Cost of sales, excluding depreciation .................................................          37,883     |       47,360
Depreciation ..........................................................................           1,711     |        2,039
                                                                                                -------     |      -------
     Gross profit......................................................................           6,635     |        7,692
                                                                                                            |
                                                                                                            |
Selling and marketing expenses ........................................................             459     |          545
General and administrative expenses ...................................................           2,657     |        2,385
Research and development expenses .....................................................             282     |          232
Amortization of intangible assets .....................................................             225     |          346
                                                                                                -------     |      -------
     Income from operations............................................................           3,012     |        4,184
                                                                                                            |
                                                                                                            |
Other (income) expense, net ...........................................................            (792)    |          576
Interest expense, net (Contractual interest of $4,714 for the period ended                                  |
  October 10, 2000) ...................................................................           1,055     |        2,032
                                                                                                -------     |      -------
     Income from continuing operations before reorganization items.....................           2,749     |        1,576
                                                                                                            |
                                                                                                            |
Reorganization items (Note 1):                                                                              |
  Fair value adjustments ..............................................................              --     |       34,013
  Restructuring charges ...............................................................              --     |        1,125
  Professional fees and expenses ......................................................              --     |        2,529
                                                                                                -------     |      -------
     Income (loss) from continuing operations before income tax provision (benefit)....           2,749     |      (36,091)
                                                                                                            |
                                                                                                            |
Provision (benefit) for income taxes ..................................................             685     |      (17,764)
                                                                                                -------     |      -------
     Income (loss) from continuing operations..........................................           2,064     |      (18,327)
                                                                                                            |
                                                                                                            |
Discontinued operations (Note 2):                                                                           |
  Loss from discontinued operations, net of income tax benefit of $847 ................              --     |        1,122
  Gain on disposition of discontinued operations, net of income taxes of $125 .........              --     |         (214)
                                                                                                -------     |      -------
     Income (loss) before extraordinary item...........................................           2,064     |      (19,235)
                                                                                                            |
                                                                                                            |
Extraordinary gain on early extinguishment of debt, net of income taxes of $17,473 ....              --     |       29,943
                                                                                                -------     |      -------
Net income.............................................................................         $ 2,064     |      $10,708
                                                                                                =======     |      =======
                                                                                                            |
Net income per common share, basic and diluted: (A)                                                         |
     Income from continuing operations.................................................         $  0.42     |
     Loss from discontinued operations.................................................              --     |
                                                                                                -------     |
Net income per share, basic and diluted................................................         $  0.42     |
                                                                                                =======     |
                                                                                                            |
Weighted average number of shares outstanding, basic and diluted (A) ..................           4,960     |
                                                                                                =======     |

(A) Share and per share data are not meaningful on or prior to October 10, 2000 due to the significant change in capital structure in connection with the Plan of Reorganization.


      See notes to unaudited condensed consolidated financial statements.

            SAFETY COMPONENTS INTERNATIONAL , INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                            Reorganized     |   Predecessor
                                                                                              Company       |     Company
                                                                                             Twenty-six     |   Twenty-eight
                                                                                            Weeks Ended     |   Weeks Ended
                                                                                         September 29, 2001 | October 10, 2000
                                                                                         ------------------ | ----------------
Net sales ...............................................................................     $96,520       |     $109,139
Cost of sales, excluding depreciation ...................................................      78,771       |      89,406
Depreciation ............................................................................       3,363       |       3,901
                                                                                              -------       |     -------
     Gross profit........................................................................      14,386       |      15,832
                                                                                                            |
                                                                                                            |
Selling and marketing expenses ..........................................................         928       |       1,074
General and administrative expenses .....................................................       5,026       |       4,867
Research and development expenses .......................................................         556       |         353
Amortization of intangible assets .......................................................         450       |         675
                                                                                              -------       |     -------
     Income from operations..............................................................       7,426       |       8,863
                                                                                                            |
                                                                                                            |
Other (income) expense, net .............................................................        (632)      |         878
Interest expense, net (Contractual interest of $8,486 for the period ended                                  |
  October 10, 2000)......................................................................       2,319       |       3,833
                                                                                              -------       |     -------
     Income from continuing operations before reorganization items.......................       5,739       |       4,152
                                                                                                            |
Reorganization items (Note 1):                                                                              |
  Fair value adjustments ................................................................          --       |      34,013
  Restructuring charges .................................................................          --       |       1,125
  Professional fees and expenses ........................................................          --       |       3,729
  Loss on revaluation of senior subordinated notes ......................................          --       |       2,902
  Interest earned on accumulated cash ...................................................          --       |         (29)
                                                                                              -------       |     -------
     Income (loss) from continuing operations before income tax provision (benefit)......       5,739       |     (37,588)
                                                                                                            |
                                                                                                            |
Provision (benefit) for income taxes ....................................................       1,749       |     (17,511)
                                                                                              -------       |     -------
     Income (loss) from continuing operations............................................       3,990       |     (20,077)
                                                                                                            |
Discontinued operations (Note 2):                                                                           |
  Loss from discontinued operations, net of income tax benefit of $847 ..................          --       |       1,440
  Loss (gain) on disposition of discontinued operations, net of income tax benefit                          |
     of $1,511 and provision of $125, respectively ......................................       2,267       |        (214)
                                                                                              -------       |     -------
     Income (loss) before extraordinary item.............................................       1,723       |     (21,303)
                                                                                                            |
                                                                                                            |
Extraordinary gain on early extinguishment of debt, net of income taxes of $17,473 ......          --       |      29,370
                                                                                              -------       |     -------
Net income...............................................................................     $ 1,723       |     $ 8,067
                                                                                              =======       |     =======
                                                                                                            |
Net income per common share, basic and diluted: (A)                                                         |
     Income from continuing operations...................................................     $  0.80       |
     Loss from discontinued operations...................................................       (0.45)      |
                                                                                              -------       |
Net income per share, basic and diluted..................................................     $  0.35       |
                                                                                              =======       |
                                                                                                            |
                                                                                                            |
Weighted average number of shares outstanding, basic and diluted (A) ....................       4,960       |
                                                                                              =======       |

(A) Share and per share data are not meaningful on or prior to October 10, 2000 due to the significant change in capital structure in connection with the Plan of Reorganization.


      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                                Reorganized      |   Predecessor
                                                                                                  Company        |     Company
                                                                                                 Twenty-six      |   Twenty-eight
                                                                                                Weeks Ended      |   Weeks Ended
                                                                                             September 29, 2001  | October 10, 2000
                                                                                             ------------------- | -----------------
Cash Flows From Operating Activities:                                                                            |
    Net income ........................................................................         $ 1,723          |     $  8,067
    Loss from discontinued operations .................................................            --            |        1,440
    Loss (gain) on disposition of discontinued operations .............................           2,267          |         (214)
    Extraordinary gain on early extinguishment of debt ................................            --            |      (29,370)
                                                                                                -------          |     --------
    Income (loss) from continuing operations ..........................................           3,990          |      (20,077)
     Adjustments to reconcile income (loss) from continuing operations to                                        |
       net cash provided by operating activities:                                                                |
      Reorganization items:                                                                                      |
       Fair value adjustments .........................................................            --            |       34,013
       Loss on revaluation of senior subordinated notes ...............................            --            |        2,902
       Interest earned on accumulated cash due to Chapter 11 proceeding ...............            --            |          (29)
      Depreciation ....................................................................           3,363          |        3,901
      Amortization ....................................................................             450          |          675
      Loss (gain) on disposition of other assets ......................................              74          |          (39)
      Deferred taxes ..................................................................           1,522          |      (17,511)
      Changes in operating assets and liabilities .....................................          (2,535)         |         (391)
                                                                                                -------          |     --------
         Net cash provided by continuing operations ...................................           6,864          |        3,444
         Net cash used in discontinued operations .....................................          (2,654)         |       (1,733)
                                                                                                -------          |     --------
         Net cash provided by operating activities ....................................           4,210          |        1,711
                                                                                                -------          |     --------
                                                                                                                 |
Cash Flows From Investing Activities:                                                                            |
    Additions to property, plant and equipment ........................................          (1,550)         |       (1,812)
    Proceeds on disposition of other assets ...........................................            --            |           13
                                                                                                -------          |     --------
         Net cash used in continuing operations .......................................          (1,550)         |       (1,799)
         Net cash provided by discontinued operations .................................           3,682          |        2,863
                                                                                                -------          |     --------
         Net cash provided by investing activities ....................................           2,132          |        1,064
                                                                                                -------          |     --------
                                                                                                                 |
Cash Flows From Financing Activities:                                                                            |
    Repayment of KeyBank revolving credit facility ....................................            --            |      (37,900)
    Proceeds from KeyBank Subordinated DIP term note ..................................            --            |       20,900
    Repayment of KeyBank Subordinated Secured term note ...............................          (1,027)         |         --
    Repayment of Congress term note ...................................................            (767)         |         --
    Net borrowing on Congress revolving credit facility ...............................             239          |         --
    Borrowing on Bank of America DIP revolving credit facility ........................            --            |        8,986
    Proceeds from Bank of America DIP term note .......................................            --            |        2,244
    Repayment of other debt and long term obligations .................................          (1,597)         |       (1,816)
    Acquisition of treasury stock .....................................................              (7)         |         --
                                                                                                -------          |     --------
         Net cash used in continuing operations .......................................          (3,159)         |       (7,586)
         Net cash used in discontinued operations .....................................            (549)         |         (298)
                                                                                                -------          |     --------
         Net cash used in financing activities ........................................          (3,708)         |       (7,884)
                                                                                                -------          |     --------
Effect of exchange rate changes on cash ...............................................            (314)         |         (290)
                                                                                                -------          |     --------
Change in cash and cash equivalents ...................................................           2,320          |       (5,399)
                                                                                                                 |
Cash and cash equivalents, beginning of period ........................................           5,885          |       10,264
                                                                                                -------          |     --------
                                                                                                                 |
Cash and cash equivalents, end of period ..............................................         $ 8,205          |     $  4,865
                                                                                                =======          |     ========
                                                                                                                 |
Supplemental disclosures of cash flow information:                                                               |
    Cash paid during the period for:                                                                             |
                           Interest ...................................................         $   327          |     $  1,608
                           Income taxes ...............................................             198          |         --
                                                                                                                 |
Supplemental disclosure of non-cash investing and financing activities:                                          |
    Elimination of 10 1/8% Senior Subordinated Notes, including accrued interest ......         $  --            |     $(96,784)
    Write off of common stock warrants of Predecessor Company .........................            --            |          (66)
    Write off of common stock warrants of Predecessor Company .........................            --            |          (51)
    Elimination of treasury stock of Predecessor Company ..............................            --            |      (15,439)
    Issuance of common stock of Reorganized Company ...................................            --            |        5,798
    Issuance of common stock warrants of Reorganized Company ..........................            --            |           34
    Acquisition of treasury stock of Reorganized Company ..............................            --            |          404


      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by Safety Components International, Inc. and subsidiaries ("SCI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, SCI believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2001. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods. These adjustments include those of a normal recurring nature and reclassifications of prior period amounts for the effects of discontinuing the non-automotive operations.

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

     The Plan was accounted for pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. The accompanying unaudited condensed consolidated financial statements as of and for periods subsequent to October 11, 2000 reflect the use of "fresh start" reporting as required by SOP 90-7, in which assets and liabilities were adjusted to their fair values and the recognition of a new reporting entity (the "Reorganized Company" or the "Company") with no retained earnings or accumulated deficit as of October 11, 2000. Accordingly, the consolidated financial statements for the period prior to October 11, 2000 (the "Predecessor Company") are not comparable to consolidated financial statements presented subsequent to October 11, 2000. A black line has been drawn on the accompanying unaudited condensed consolidated financial statements and notes thereto to distinguish between financial information of the Reorganized Company and the Predecessor Company.

     The accompanying unaudited condensed statements of operations for the fifteen weeks ended October 10, 2000 reflect certain restructuring fees and expenses, including professional fees and expenses, directly related to the debt restructuring and reorganization. Interest expense on the Company's senior subordinated notes was reported to

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the Petition Date. Such interest expense was not reported subsequent to that date because it was not required to be paid during the bankruptcy case and was not an allowed claim under the Plan. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $4.7 million for the twenty-eight weeks ended October 10, 2000.

     As discussed in Note 2, effective as of October 10, 2000, the Company concluded to sell its non-core (metal and defense) operations. As a result of this decision by the Company's new board of directors upon the Emergence Date, the Company has reported its non-core operations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Accordingly, the net assets of the non-core metal and defense businesses are presented as "net assets held for sale" in the accompanying unaudited condensed consolidated balance sheets, and the operating results of the non-core businesses are presented as "discontinued operations" in the accompanying unaudited consolidated statements of operations.

Note 2  Discontinued Operations

     As previously discussed, the Company has concluded to exit and sell its metal and defense businesses. To enhance the value of these businesses, the Company consolidated a substantial portion of its Valentec Wells, LLC operations from Costa Mesa, California into its Galion, Ohio facility and relocated the remainder to a lower-cost facility in Missouri, nearer to its primary customers. These businesses consist of the metallic belt links business located in Missouri (Valentec Wells, LLC) and the defense systems and products divisions located in Ohio (Galion, Inc.).

     The Company had experienced production disruptions and higher than expected costs related to the relocation from Costa Mesa, California and resumption of production by Valentec Wells, LLC at its Missouri facility. These factors, and the higher than expected costs associated with the settlement of a claim for lease rejection damages associated with the former Costa Mesa, California facility, among other items, resulted in the Company recording an additional charge of $2.3 million, net of income taxes of $1.5 million, for the estimated net loss on the disposition of the non-core businesses during the first quarter ended June 30, 2001.

     On September 27, 2001, the Company finalized the sale of its metallic belt links business of Valentec Wells, LLC, located in Missouri and part of the Company's non-core operations. Pursuant to an asset purchase agreement dated
September  16, 2001  between  Valentec  Wells,  LLC and Alliant  Lake City Small
Caliber Ammunition Company LLC, the Company sold the metallic belt links production assets and inventory of Valentec Wells, LLC for approximately $4.8 million in cash. The resulting gain on this sale was substantially offset by additional provisions for losses and asset write-downs on the remaining discontinued operations.

     The Company continues to actively market the defense systems and products divisions.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Following is a summary of financial information for the Company's discontinued metal and defense operations (unaudited) (in thousands):

                                  Reorganized       |   Predecessor      |   Reorganized Company  |      Predecessor
                                    Company         |     Company        |                        |        Company
                               -------------------  | -----------------  |   -------------------  |  -------------------
                                    Thirteen        |     Fifteen        |       Twenty-six       |     Twenty-eight
                                  weeks ended       |   weeks ended      |       weeks ended      |      weeks ended
                               September 29, 2001   | October 10, 2000   |    September 29, 2001  |    October 10, 2000
                               -------------------  | -----------------  |  --------------------- |  -------------------
Net sales                            $ 2,729        |      $ 5,039       |         $5,645         |      $11,026
Discontinued operations:                            |                    |                        |
  Loss from operations, net                         |                    |                        |
    of income taxes                       --        |        1,122       |             --         |        1,440
  Loss (gain) on                                    |                    |                        |
    disposition, net of                             |                    |                        |
    income taxes                          --        |         (214)      |          2,267         |         (214)

     Net assets of discontinued operations at September 29, 2001 and March 31, 2001 were as follows (unaudited) (in thousands):

                                                        September 29, 2001     March 31, 2001
                                                        ------------------    -----------------
      Accounts receivable                                      $ 2,625              $ 3,824
      Inventories, net                                           1,052                1,471
      Property, plant and equipment, net                         2,674                5,791
                                                        ------------------    -----------------
             Total assets                                        6,351               11,086
      Current liabilities                                       (2,694)              (2,676)

      Note payable and other liabilities                            --                 (843)
                                                        ------------------    -----------------
             Net assets held for sale                          $ 3,657              $ 7,567
                                                        ==================    =================

Note 3  Inventories

     Inventories reported on the Company's balance sheets were as follows (unaudited) (in thousands):

                                                        September 29, 2001     March 31, 2001
                                                        ------------------    -----------------
      Raw materials                                            $ 4,862              $ 5,167
      Work-in-process                                            6,863                5,991
      Finished goods                                             4,734                5,468
                                                        ------------------    -----------------
        Total                                                  $16,459              $16,626
                                                        ==================    =================

Note 4  Long-Term Debt

     The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 11, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, through which the Company had $650,000 of letters of credit outstanding at September 29, 2001. At September 29, 2001, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $17.8 million. Additionally, the Company's $19.9 million subordinated secured note facility with Keybank National Association and Fleet Bank, its Senior Lenders, expires on October 11, 2002.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5  Stockholders' Equity

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

Note 6  Comprehensive Income

         The components of comprehensive income are as follows (unaudited) (in thousands):

                               Reorganized Company    |    Predecessor     |   Reorganized Company  |     Predecessor
                                                      |      Company       |                        |       Company
                               ---------------------  |  ----------------- |   -------------------- |  ---------------------
                                     Thirteen         |      Fifteen       |        Twenty-six      |     Twenty-eight
                                   weeks ended        |    weeks ended     |       weeks ended      |     weeks ended
                                September 29, 2001    |  October 10, 2000  |    September 29, 2001  |   October 10, 2000
                               ---------------------  |  ----------------- |   -------------------- |  ---------------------
Net income                            $ 2,064         |       $ 10,708     |          $ 1,723       |        $ 8,067
Foreign currency translation                          |                    |                        |
    adjustment, net of taxes              904         |         (1,366)    |              468       |         (2,410)
                               ---------------------  |  ----------------- |   -------------------- |  ---------------------
                                                      |                    |                        |
  Comprehensive income                $ 2,968         |       $  9,342     |          $ 2,191       |        $ 5,657
                               =====================  |  ================= |   ==================== |  =====================

Note 7  Contingencies

     The Company, from time to time, becomes party to legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to the operations of the Company. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, operations or cash flow.

Note 8  New Accounting Standards

     Accounting Standard Adopted - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, became effective for the Company's fiscal year beginning April 1, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on April 1, 2001 had no effect on the Company's consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Accounting Standards Not Yet Adopted - In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This new standard requires that upon adoption, amortization of goodwill (in the Company's case, its "Reorganization value in excess of amounts allocable to identifiable assets") and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS 142 and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations. The Company will adopt SFAS 142 with the beginning of fiscal year 2003. The Company recorded amortization expense of $198,000 and $395,000 for the thirteen and twenty-six weeks ended September 29, 2001, respectively.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS 144 and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations.

Note 9  Subsequent Events

     On November 2, 2001, the Company acquired the airbag business (operated under the name of Woodville Airbag Engineering) of TISPP UK Limited, a subsidiary of Smiths Group PLC. Pursuant to a purchase agreement dated November 2, 2001 between the Company and TISPP UK Limited, the Company purchased, for an amount considered immaterial by the Company in cash paid in part at closing and in part in installments six and twelve months after closing, substantially all of the production assets and inventory of the airbag business of TISPP UK Limited. The Company has not completed its evaluation of the asset allocation for the acquisition, which will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     On October 11, 2000, the Company consummated a Plan of Reorganization as discussed in the unaudited Consolidated Financial Statements of the Company and the Notes thereto. The financial statements as of March 31, 2001 and September 29, 2001, and for the second quarter and twenty-six weeks ended September 29, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result of the implementation of fresh start accounting, the financial information for the second quarter and twenty-six weeks ended September 29, 2001 is not comparable to the financial information of prior periods. In addition, the Company's non-core metal and defense businesses are presented as discontinued operations in the consolidated financial statements. See Note 2 to the Consolidated Financial Statements for further information on the discontinued operations.

     Due to a fifty-three week year and the use of a convenience date (for the second quarter of fiscal 2001 to coincide with the Company's emergence from Chapter 11) in fiscal year ended March 31, 2001, the second quarter and the twenty-six weeks ended September 29, 2001 have twelve less business days of operations as compared to the second quarter and the twenty-eight weeks ended October 10, 2000.

(In thousands)                      Reorganized      |    Predecessor     |     Reorganized      |    Predecessor
                                      Company        |      Company       |       Company        |      Company
                                 ------------------  |  ----------------  |  ------------------  |  -----------------
                                      Thirteen       |      Fifteen       |      Twenty-six      |    Twenty-eight
                                     weeks ended     |    weeks ended     |     weeks ended      |     weeks ended
                                 September 29, 2001  |  October 10, 2000  |  September 29, 2001  |  October 10, 2000
                                 ------------------  |  ----------------  |  ------------------  |  -----------------
Net sales                              $ 46,229      |       $ 57,091     |        $ 96,520      |      $ 109,139
Gross profit                              6,635      |          7,692     |          14,386      |         15,832
Income from operations                    3,012      |          4,184     |           7,426      |          8,863
Other (income) expense, net                (792)     |            576     |            (632)     |            878
Interest expense, net                     1,055      |          2,032     |           2,319      |          3,833
Reorganization items                         --      |         37,667     |              --      |         41,740
Income tax provision (benefit)              685      |        (17,764)    |           1,749      |        (17,511)
Loss on discontinued                                 |                    |                      |
    operations, net of taxes                 --      |            908     |           2,267      |          1,226
Extraordinary gain, net of                           |                    |                      |
    taxes                                    --      |         29,943     |              --      |         29,370
Net income                                2,064      |         10,708     |           1,723      |          8,067

     Second Quarter (Thirteen Weeks) Ended September 29, 2001 Compared to Second Quarter (Fifteen Weeks) Ended October 10, 2000

     Net Sales. Net sales decreased $10.9 million or 19.0% to $46.2 million for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. On a per week basis, net sales were $3.6 million for the second quarter of fiscal 2002 compared to $3.8 million for the second quarter of fiscal 2001. The decrease in per week sales was primarily attributable to the slowdown in the North American automotive market. Overall, North America net sales decreased $7.9 million or 20.8% compared to the second quarter of fiscal 2001. Within North American operations, airbag cushion net sales decreased $3.7 million or 20.3%, and airbag and technical fabric net sales decreased $4.2 million or 21.1%. Technical fabrics net sales showed a decrease of $1.7 million or 25.7%, whereas airbag fabric saw a decrease of $2.5 million or 18.8%. Net sales for European automotive operations decreased $2.9 million or 15.5% compared to the second quarter of fiscal 2001.

Additionally,   adverse  changes  in  foreign  currency   translation  rates  of
approximately 2.4% negatively impacted sales.

     Gross Profit. Gross profit decreased $1.1 million or 13.7% to $6.6 million for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Gross profit for North American operations decreased $798,000 compared to the second quarter of fiscal 2001, but declined at a lower rate than the decrease in net sales due to increased efficiencies and the results of cost reduction efforts as well as a decrease in depreciation expense as a result of the lower cost basis of fixed assets resulting from the adoption of fresh start accounting at the October 11, 2000 Emergence Date. European operations experienced a $267,000 or 11.1% decrease in gross profit due to the adverse effect of foreign exchange rates, and increased depreciation and operating costs. On a consolidated basis, gross profit as a percentage of net sales increased to 14.4% for the second quarter of fiscal 2002 from 13.5% for the second quarter of fiscal 2001.

     Income from Operations. Income from operations decreased $1.2 million or 28.0% to $3.0 million for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The decrease is attributable to the decrease in gross profit as the Company's operating expenses increased only marginally. Income from operations as a percentage of net sales decreased to 6.5% for the second quarter of fiscal 2002 from 7.3% for the second quarter of fiscal 2001. The decrease as a percentage of net sales was due to the items discussed above.

     Other (Income) Expense, net. The Company recorded other income of $792,000 for the second quarter of fiscal 2002 as compared to other expense of $576,000 for the second quarter of fiscal 2001. The Company recorded net foreign transaction gains of $778,000 during the second quarter of fiscal 2002, while net foreign transaction losses of $395,000 were recorded in the second quarter of fiscal 2001.

     Interest Expense, net. Interest expense decreased $977,000 or 48.1% to $1.1 million for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The decrease is primarily attributable to lower interest rates and less amortization of deferred financing costs on the Company's outstanding debt, accounting for $544,000 and $433,000, respectively, in lower interest expense in the current fiscal year.

     Reorganization Items. Reorganization items totaled $37.7 million for the second quarter of fiscal 2001. Such expenses for fiscal 2001 represented fair value adjustments, restructuring charges and professional fees and expenses. The fair value adjustments represented the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 and resulted in a net charge of $34.0 million. The restructuring charges consisted primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer. Professional fees and expenses totaled $2.5 million and represented various legal and financial advisors fees for the Company, its senior lenders and note holders, and other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding in fiscal 2001.

     Provision for Income Taxes. The provision for income taxes for the second quarter of fiscal 2002 represents taxes for continuing operations in the United States. The Company's effective tax rate for the second quarter ended September 29, 2001 was 24.9%. This effective tax rate is lower than the statutory tax rate due to the Company's utilization of certain net operating loss carryforwards at certain of its foreign operating subsidiaries during the second quarter of fiscal 2002. The provision for second quarter fiscal 2001 represents the income tax benefit associated with the effect of the fresh start and other reorganization adjustments.

     Discontinued Operations. The Company did not incur any losses on its discontinued operations in the second quarter of 2002. Loss on the discontinued operations was $908,000 for the second quarter of fiscal 2001. For further information concerning the sale of certain assets of the discontinued operations, see Note 2 of the unaudited condensed consolidated financial statements.

     Extraordinary Gain. No extraordinary gain was recorded in the second quarter of fiscal 2002. In the second quarter of fiscal 2001, the extinguishment of the senior subordinated notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million.

     Net Income. The Company's net income was $2.1 million for the second quarter of fiscal 2002 compared to net income of $10.7 million for the second quarter of fiscal 2001. This change in net income resulted from the items discussed above.

Twenty-six Weeks Ended September 29, 2001 Compared to Twenty-eight Weeks Ended October 10, 2000

     Net Sales. Net sales decreased $12.6 million or 11.6% to $96.5 million for the twenty-six weeks ended September 29, 2001 compared to the twenty-eight weeks ended October 10, 2000. On a per week basis, net sales were $3.7 million for fiscal 2002 compared to $3.9 million for fiscal 2001. The decrease in per week sales was primarily attributable to the slowdown in the North American automotive market. Overall, North America net sales decreased $9.5 million or 13.1% compared to the twenty-eight weeks ended October 10, 2000. Within North American operations, airbag cushion net sales decreased $4.5 million or 13.3% and airbag and technical fabric net sales decreased $5.0 million or 13.0%. Net sales for European automotive operations decreased $3.1 million or 8.5% compared to the twenty-eight weeks ended October 10, 2000. Additionally, adverse changes in foreign currency translation rates of approximately 5.6% negatively impacted sales.

     Gross Profit. Gross profit decreased $1.4 million or 9.1% for the twenty-six weeks ended September 29, 2001 compared to the twenty-eight weeks ended October 10, 2000. Gross profit for North American operations decreased $840,000 or 7.9% compared to the twenty-eight weeks ended October 10, 2000, but declined at a lower rate than the decrease in net sales due to increased efficiencies and cost reduction efforts as well as a decrease in depreciation expense as a result of the lower cost basis of fixed assets resulting from the adoption of fresh start accounting at the October 11, 2000 Emergence Date. European operations saw a $615,000 or 11.8% decrease in gross profit due to the adverse foreign exchange rates and increased depreciation and operating costs. On a consolidated basis, gross profit as a percentage of net sales increased to 14.9% for the twenty-six weeks ended September 29, 2001 from 14.5% for the twenty-eight weeks ended October 10, 2000.

     Income from Operations. Income from operations decreased $1.4 million or 16.2% to $7.4 million for the twenty-six weeks ended September 29, 2001 compared to the twenty-eight weeks ended October 10, 2000. The decrease is attributable to the decrease in gross profit, offset by a slight decrease in operating expenses. Income from operations as a percentage of net sales decreased to 7.7% for the twenty-six weeks ended September 29, 2001 from 8.1% for the twenty-eight weeks ended October 10, 2000. The decrease as a percentage of net sales was due to the items discussed above.

     Other (Income) Expense, net. The Company recorded other income of $632,000 for the twenty-six weeks ended September 29, 2001 as compared to other expense of $878,000 for the twenty-eight weeks ended October 10, 2000. The Company recorded net foreign transaction gains of $617,000 during the twenty-six weeks ended September 29, 2001, while net foreign transaction losses of $737,000 were recorded in the twenty-eight weeks ended October 10, 2000.

     Interest Expense, net. Interest expense decreased $1.5 million or 39.6% for the twenty-six weeks ended September 29, 2001 compared to the twenty-eight weeks ended October 10, 2000. The decrease is primarily attributable to lower interest rates and less amortization of deferred financing costs on the Company's outstanding debt, accounting for $450,000 and $675,000, respectively, in lower interest expense in the current fiscal year. Also, the Company recognized approximately $375,000 of interest expense in the prior year on the Company's senior subordinated notes that were eliminated as part of the bankruptcy proceedings.

     Reorganization Items. Reorganization items totaled $41.7 million for the twenty-eight weeks ended October 10, 2000. Such fiscal 2001 expenses represented fair value adjustments, restructuring charges and professional fees and expenses. The fair value adjustments represented the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 and resulted in a net charge of $34.0 million. The restructuring charges consisted primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer. Professional fees and expenses totaled $3.7 million and represented various legal and financial advisors fees for the Company, its senior lenders and note holders, and other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding in fiscal 2001. The revaluation of the senior subordinated notes totaled $2.9 million, representing the write-off of related deferred financing costs.

     Provision  for  Income  Taxes.  The  provision  for  income  taxes  for the twenty-six  weeks  ended  September  29,  2001  includes  taxes  for  continuing operations in the United States. The Company's effective tax rate for the twenty-six weeks ended September 29, 2001 was 30.5%. This effective tax rate is lower than the statutory tax rate due to the Company's utilization of certain net operating loss carryforwards at certain of its foreign operating subsidiaries during the twenty-six weeks ended September 29, 2001. The provision for second quarter fiscal 2001 represents the income tax benefit associated with the effect of the fresh start and other reorganization adjustments.

     Discontinued Operations. Loss on discontinued operations was $2.3 million, net of taxes, for the twenty-six weeks ended September 29, 2001 compared to a loss of $1.2 million for the twenty-eight weeks ended October 10, 2000. The fiscal 2002 loss is represented by a charge of $2.3 million, net of income taxes of $1.5 million, incurred in the first quarter of fiscal 2002, arising primarily from the Company's Valentec Wells, LLC operations as reported in Note 2 to the unaudited condensed consolidated financial statements. For further information concerning the sale of certain assets of the discontinued operations, see Note 2 of the unaudited condensed consolidated financial statements.

     Extraordinary Gain. In the second quarter of fiscal 2001, the extinguishment of the senior subordinated notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million. This gain was offset by a $573,000 write-off of the deferred financing costs associated with the early termination of a former credit facility.

     Net Income. The Company's net income was $1.7 million for the twenty-six weeks ended September 29, 2001 compared to net income of $8.1 million for the twenty-eight weeks ended October 10, 2000. This change in net income resulted from the items discussed above.

Liquidity and Capital Resources

     Net cash provided by operating activities of continuing operations was $6.9 million for the twenty-six weeks ended September 29, 2001 compared to cash provided of $3.4 million in the comparable period in the prior year. The improvement in cash provided by operating activities of continuing operations was principally due to improved results of continuing operations in the twenty-six weeks ended September 29, 2001. Net cash used by operating activities of discontinued operations of $2.7 million for the twenty-six weeks ended September 29, 2001 was principally related to the Valentec Wells, LLC matters previously discussed.

     Net cash used in investing activities of continuing operations was $1.6 million for the twenty-six weeks ended September 29, 2001, compared to $1.8 million for the comparable period in the prior year. This decrease in cash used in investing activities of continuing operations was attributed to a decrease in capital expenditures from the comparable period in the prior year. Net cash provided by investing activities of discontinued operations was $3.7 million for the twenty-six weeks ended September 29, 2001 due primarily to the proceeds from the sale of the Company's metallic belt links business as previously discussed in Note 2 to the unaudited condensed consolidated financial statements.

     Net cash used in financing activities of continuing operations was $3.2 million for the twenty-six weeks ended September 29, 2001 compared to $7.6 million for the comparable period in the prior year. This use of cash in financing activities of continuing operations for the twenty-six weeks ended
September 29, 2001 was attributed to making regular principal payments on various long-term borrowings of the Company.

     The Company's equipment and working capital requirements will vary as a result of the anticipated growth of operations. This growth is expected to be funded through a combination of cash flows from operations, equipment financing and the use of lines of credit with the Company's lenders. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months. The Company has budgeted capital expenditures of approximately $4.6 million for the remainder of fiscal 2002.

     The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 11, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, through which the Company had $650,000 of letters of credit outstanding at September 29, 2001. At September 29, 2001, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $17.8 million. Additionally, the Company's $19.9 million subordinated secured note facility with Keybank National Association and Fleet Bank, its Senior Lenders, expires on October 11, 2002. The Company believes it can renegotiate or find a replacement facility before October 2002.

New Accounting Standards

     Accounting Standard Adopted - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, became effective for the Company's fiscal year beginning April 1, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS 133 on April 1, 2001 had no effect on the Company's consolidated financial statements.

     Accounting Standards Not Yet Adopted - In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This new standard requires that upon adoption, amortization of goodwill (in the Company's case, its "Reorganization value in excess of amounts allocable to identifiable assets") and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS 142 and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations. The Company will adopt SFAS 142 with the beginning of fiscal year 2003. The Company recorded amortization expense of $198,000 and $395,000 for the thirteen and twenty-six weeks ended September 29, 2001, respectively.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS 144 and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations.

Private Securities Litigation Reform Act of 1995

     The above discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends, including any adverse effects arising from the terrorist attacks of September 11, 2001; the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval of automobile manufacturers of airbag cushions currently in production; pricing pressures; labor strikes; the anticipated positive results from restructuring efforts; the continued performance by its discontinued operations at or above the estimated levels; and the ability to sell the Company's discontinued operations.


ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     To the extent that amounts borrowed under the Company's revolving credit facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of September 29, 2001, the Company's interest rates under its revolving credit facility approximated 5.5%. Due to the variability of the interest rates, a hypothetical increase or decrease in the interest rates of 100 basis points relating to the Congress Facility would result in an addition to or reduction in interest expense of approximately $150,000, on an annual basis.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Stockholders on August 22, 2001. Only holders of record of the Company's common stock as of July 16, 2001 were entitled to notice of, and to vote at, the meeting.

          At the meeting, Andy Goldfarb and W. Allan Hopkins were elected Class I directors of the Company; Ben E. Waide III and Carroll R. Wetzel, Jr. were elected Class II directors of the Company; and John C. Corey was elected a Class III director of the Company. The number of shares of the Company's common stock voted in favor of the election of Messrs. Goldfarb,

          Hopkins, Waide, Wetzel and Corey were 4,567,269, 4,567,283, 4,567,274,
          4,567,283 and 4,314,413 respectively; and the number of such shares withheld were 1,334, 1,320, 1,329, 1,320 and 254,190, respectively.

          At the meeting, Deloitte & Touche LLP was ratified as the Company's independent auditors for the fiscal year ending March 30, 2002. The vote of ratification was 4,567,936 FOR, 552 AGAINST and 115 ABSTAINING.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibit No.    Exhibits
                  -----------    --------

                  10.17          Safety Components International, Inc.
                                 Executive Deferral Program
                  10.18 Amendment No. 1 to the Safety Components International, Inc. Executive Deferral Program
                  10.19 Amendment dated June 27, 2001 to Employment Agreement, dated May 18, 2001 between
                                 Safety Components International, Inc. and
                                 John C. Corey.
                  10.20 Amendment dated June 27, 2001 to Employment Agreement, dated May 18, 2001 between
                                 Safety Components International, Inc. and
                                 Brian P. Menezes.

          (b)     Reports on Form 8-K.
                  -------------------

          The Company filed the following Current Report since the filing date of the Company's last Quarterly Report on Form 10-Q:

          Current Report on Form 8-K, filed October 3, 2001, with an event date of September 27, 2001, relating to the sale of the metallic belt links business of Valentec Wells, LLC, a subsidiary of Safety Components International, Inc.

                                  SIGNATURE(S)

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAFETY COMPONENTS INTERNATIONAL, INC.
                                         (Registrant)


DATED: November 9, 2001                By: \s\ Brian P. Menezes
                                       ----------------------------
                                       Brian P. Menezes
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                                       By: \s\ William F. Nelli
                                       -----------------------------
                                       William F. Nelli
                                       Controller
                                       (Principal Accounting Officer)