Form 10-Q
period 2001-12-29
SAFETY COMPONENTS INTERNATIONAL INC
filed 2002-02-11
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001

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

                           Yes [X]            No [_]

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 5, 2002, was 4,959,678.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES


PART I    FINANCIAL INFORMATION

The unaudited condensed consolidated financial information at December 29, 2001 and for the thirteen week and thirty-nine week periods then ended, unaudited condensed consolidated statements of operations and of cash flows for the period from March 26, 2000 to October 10, 2000 (Predecessor Company) and the period from October 11, 2000 to December 30, 2000 (Reorganized Company) and the audited condensed consolidated balance sheet at March 31, 2001 relate to Safety Components International, Inc. and its subsidiaries.


     ITEM 1.    FINANCIAL STATEMENTS                                      PAGE
                                                                          ----

          Condensed Consolidated Balance Sheets as of
          December 29, 2001 (unaudited) and March 31, 2001                 3

          Unaudited Condensed Consolidated Statements of
          Operations for the thirteen weeks ended December
          29, 2001 and twelve weeks ended December 30, 2000                4

          Unaudited Condensed Consolidated Statements of
          Operations for the thirty-nine weeks ended
          December 29, 2001 and the period from October 11,
          2000 to December 30, 2000 (Reorganized Company)
          and the period from March 26, 2000 to October 10,
          2000 (Predecessor Company)                                       5

          Unaudited Condensed Consolidated Statements of
          Cash Flows for the thirty-nine weeks ended
          December 29, 2001 and the period from October 11,
          2000 to December 30, 2000 (Reorganized Company)
          and the period from March 26, 2000 to October 10,
          2000 (Predecessor Company)                                       6

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                             7

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              13

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                          17

PART II   OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           19

SIGNATURES                                                                 20

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)


                                                                                                            December 29,  March 31,
                                                                                                                2001         2001
                                                                                                             ---------    ---------
                                                                                                            (unaudited)       (1)
ASSETS

Current assets:
     Cash and cash equivalents ...........................................................................   $   6,771    $   5,885
     Accounts receivable, net ............................................................................      35,772       32,730
     Receivable from affiliate, net ......................................................................          --          564
     Inventories, net (Note 4) ...........................................................................      16,728       16,626
     Prepaid and other ...................................................................................       2,349        4,403
                                                                                                             ---------    ---------
                 Total current assets ....................................................................      61,620       60,208

Property, plant and equipment, net .......................................................................      48,549       45,555
Reorganization value in excess of amounts allocable to identifiable assets ...............................      14,518       15,111
Intangible assets, net ...................................................................................       1,116        1,118
Other assets .............................................................................................       1,514        1,124
Net assets held for sale (Note 2) ........................................................................       3,312        7,567
                                                                                                             ---------    ---------
                 Total assets ............................................................................   $ 130,629    $ 130,683
                                                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................................................................   $  14,047    $  11,962
     Accrued and other current liabilities ...............................................................      10,053       11,751
     Current portion of long-term debt ...................................................................      27,501        8,525
                                                                                                             ---------    ---------
                 Total current liabilities ...............................................................      51,601       32,238

Long-term debt (Note 5) ..................................................................................      21,769       43,541
Other long-term liabilities ..............................................................................       2,760        2,961
                                                                                                             ---------    ---------
                 Total liabilities .......................................................................      76,130       78,740
                                                                                                             ---------    ---------

Contingencies (Note 9) ...................................................................................          --           --

Stockholders' equity (Note 6):
     Preferred stock: 5,000,000 shares authorized and unissued ...........................................          --           --
     Common stock:  $.01 par value per share - 20,000,000 shares authorized; 5,000,000 shares
        issued and 4,959,678 and 4,960,381 shares outstanding, respectively ..............................          50           50
     Common stock warrants ...............................................................................          34           34
     Additional paid-in-capital ..........................................................................      50,916       50,916
     Treasury stock: 40,322 and 39,619 shares at cost, respectively ......................................        (411)        (404)
     Retained earnings ...................................................................................       3,029        1,250
     Accumulated other comprehensive income ..............................................................         881           97
                                                                                                             ---------    ---------
                 Total stockholders' equity ..............................................................      54,499       51,943
                                                                                                             ---------    ---------
                 Total liabilities and stockholders' equity ..............................................   $ 130,629    $ 130,683
                                                                                                             =========    =========

(1) Derived from the audited consolidated balance sheet as of March 31, 2001.

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (in thousands, except per share data)

                                                                                                   Thirteen             Twelve
                                                                                                 Weeks Ended          Weeks Ended
                                                                                              December 29, 2001    December 30, 2000
                                                                                              -----------------    -----------------
Net sales ...............................................................................           $ 50,051             $ 42,071
Cost of sales, excluding depreciation ...................................................             43,157               35,198
Depreciation ............................................................................              1,873                1,455
                                                                                                    --------             --------
     Gross profit .......................................................................              5,021                5,418

Selling and marketing expenses ..........................................................                394                  447
General and administrative expenses .....................................................              2,345                2,552
Research and development expenses .......................................................                139                  176
Amortization of intangible assets .......................................................                225                  219
                                                                                                    --------             --------
     Income from operations .............................................................              1,918                2,024

Other expense (income), net .............................................................                126                 (525)
Interest expense, net ...................................................................                988                1,220
                                                                                                    --------             --------
     Income before income tax provision .................................................                804                1,329

Provision for income taxes (Note 8) .....................................................                750                  104
                                                                                                    --------             --------
     Income from continuing operations ..................................................                 54                1,225

Discontinued operations (Note 2) ........................................................                 --                   --
                                                                                                    --------             --------
Net income ..............................................................................           $     54             $  1,225
                                                                                                    ========             ========

Net income per common share, basic and diluted:
     Income from continuing operations ..................................................           $   0.01             $   0.25
     Discontinued operations ............................................................                 --                   --
                                                                                                    --------             --------
Net income per share, basic and diluted (A) .............................................           $   0.01             $   0.25
                                                                                                    ========             ========

Weighted average number of shares outstanding, basic and diluted ........................              4,960                4,960
                                                                                                    ========             ========

(A) Basic and diluted earnings per share were the same because all potential common stock equivalents were anti-dilutive for the period.

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (in thousands, except per share data)

                                                                                                                 |   Predecessor
                                                                                    Reorganized Company          |     Company
                                                                                                  Period from    |  Period from
                                                                                Thirty-nine     October 11, 2000 |  March 26, 2000
                                                                                Weeks Ended            to        |        to
                                                                             December 29, 2001  December 30, 2000| October 10, 2000
                                                                             -----------------  -----------------| ----------------
Net sales .....................................................................  $  146,569         $   42,071   |    $  109,139
Cost of sales, excluding depreciation .........................................     121,928             35,198   |        89,406
Depreciation ..................................................................       5,237              1,455   |         3,901
                                                                                 ----------         ----------   |    ----------
        Gross profit ..........................................................      19,404              5,418   |        15,832
                                                                                                                 |
Selling and marketing expenses ................................................       1,322                447   |         1,074
General and administrative expenses ...........................................       7,370              2,552   |         4,867
Research and development expenses .............................................         694                176   |           353
Amortization of intangible assets .............................................         675                219   |           675
                                                                                 ----------         ----------   |    ----------
        Income from operations ................................................       9,343              2,024   |         8,863
                                                                                                                 |
Other (income) expense, net ...................................................        (506)              (525)  |           878
Interest expense, net (contractual interest of $8,486 for the period                                             |
   from March 26, 2000 to October 10, 2000) (Note 1) ..........................       3,303              1,220   |         3,833
                                                                                 ----------         ----------   |    ----------
        Income from continuing operations before reorganization items .........       6,546              1,329   |         4,152
                                                                                                                 |
Reorganization items (Note 1):                                                                                   |
  Fair value adjustments ......................................................          --                 --   |        34,013
  Restructuring charges .......................................................          --                 --   |         1,125
  Professional fees and expenses ..............................................          --                 --   |         3,729
  Loss on revaluation of senior subordinated notes ............................          --                 --   |         2,902
  Interest earned on accumulated cash .........................................          --                 --   |           (29)
                                                                                 ----------         ----------   |    ----------
        Income (loss) from continuing operations before income taxes ..........       6,546              1,329   |       (37,588)
                                                                                                                 |
Provision (benefit) for income taxes ..........................................       2,500                104   |       (17,511)
                                                                                 ----------         ----------   |    ----------
        Income (loss) from continuing operations ..............................       4,046              1,225   |       (20,077)
                                                                                                                 |
Discontinued operations (Note 2):                                                                                |
  Loss from discontinued operations, net of income tax benefit of $847 ........          --                 --   |         1,440
  Loss (gain) on disposition of discontinued operations, net of income                                           |
     tax benefit of $1,511 and provision of $125, respectively ................       2,267                 --   |          (214)
                                                                                 ----------         ----------   |    ----------
        Income (loss) before extraordinary item ...............................       1,779              1,225   |       (21,303)
                                                                                                                 |
Extraordinary gain on early extinguishment of debt, net of income                                                |
taxes of $17,473 ..............................................................          --                 --   |        29,370
                                                                                 ----------         ----------   |    ----------
Net income ....................................................................  $    1,779         $    1,225   |    $    8,067
                                                                                 ==========         ==========   |    ==========
                                                                                                                 |
Net income per common share, basic and diluted: (A)                                                              |
        Income from continuing operations .....................................  $     0.81         $     0.25   |
        Loss from discontinued operations .....................................       (0.45)                --   |
                                                                                 ----------         ----------   |
Net income per share, basic and diluted (B) ...................................  $     0.36         $     0.25   |
                                                                                 ==========         ==========   |
                                                                                                                 |
Weighted average number of shares outstanding, basic and diluted (A) ..........       4,960              4,960   |
                                                                                 ==========         ==========   |

(A) Share and per share data are not meaningful on or prior to October 10, 2000 due to the significant change in capital structure in connection with the Plan of Reorganization.

(B) Basic and diluted earnings per share were the same because all potential common stock equivalents were anti-dilutive for the period.

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                                                 |    Predecessor
                                                                                    Reorganized Company          |      Company
                                                                                                  Period from    |   Period from
                                                                                Thirty-nine     October 11, 2000 |   March 26, 2000
                                                                                Weeks Ended            to        |         to
                                                                             December 29, 2001  December 30, 2000|  October 10, 2000
                                                                             -----------------  -----------------|  ----------------
Cash Flows From Operating Activities:                                                                            |
    Net income .................................................................  $  1,779          $  1,225     |     $  8,067
    Loss from discontinued operations ..........................................        --                --     |        1,440
    Loss (gain) on disposition of discontinued operations ......................     2,267                --     |         (214)
    Extraordinary gain on early extinguishment of debt .........................        --                --     |      (29,370)
                                                                                  --------          --------     |     --------
    Income (loss) from continuing operations ...................................     4,046             1,225     |      (20,077)
      Adjustments to reconcile income (loss) from continuing operations                                          |
            to net cash provided by (used in) operating activities:                                              |
         Reorganization items:                                                                                   |
            Fair value adjustments .............................................        --                --     |       34,013
            Loss on revaluation of senior subordinated notes ...................        --                --     |        2,902
            Interest earned on accumulated cash due to Chapter 11 proceeding ...        --                --     |          (29)
         Depreciation ..........................................................     5,237             1,455     |        3,901
         Amortization ..........................................................       675               219     |          675
         Loss (gain) on disposition of other assets ............................       101                (1)    |          (39)
         Deferred taxes ........................................................     2,167               104     |      (17,511)
         Accretion of interest on current obligation ...........................        24                --     |           --
         Changes in operating assets and liabilities, net of acquired assets ...      (173)           (7,709)    |         (391)
                                                                                  --------          --------     |     --------
                  Net cash provided by (used in) continuing operations .........    12,077            (4,707)    |        3,444
                  Net cash (used in) provided by discontinued operations .......    (3,799)              228     |       (1,733)
                                                                                  --------          --------     |     --------
                  Net cash provided by (used in) operating activities ..........     8,278            (4,479)    |        1,711
                                                                                  --------          --------     |     --------
                                                                                                                 |
Cash Flows From Investing Activities:                                                                            |
    Additions to property, plant and equipment .................................    (3,071)             (195)    |       (1,812)
    Proceeds on disposition of other assets ....................................        --                --     |           13
    Cost of acquisition ........................................................    (4,769)               --     |           --
                                                                                  --------          --------     |     --------
                  Net cash used in continuing operations .......................    (7,840)             (195)    |       (1,799)
                  Net cash provided by (used in) discontinued operations .......     3,667               (39)    |        2,863
                                                                                  --------          --------     |     --------
                  Net cash (used in) provided by investing activities ..........    (4,173)             (234)    |        1,064
                                                                                  --------          --------     |     --------
                                                                                                                 |
Cash Flows From Financing Activities:                                                                            |
    Repayment of KeyBank revolving credit facility .............................        --                --     |      (37,900)
    Proceeds from (repayment of) KeyBank Subordinated DIP term note ............        --           (20,900)    |       20,900
    Proceeds from (repayment of) KeyBank Subordinated Secured term note ........    (1,814)           20,900     |           --
    Proceeds from (repayment of) Congress term note ............................    (1,814)            6,089     |           --
    Net borrowing on Congress revolving credit facility ........................       674            16,587     |           --
    Net (repayment of) borrowing from Bank of America DIP                                                        |
            revolving credit facility ..........................................        --            (8,986)    |        8,986
    Proceeds from (repayment of) Bank of America DIP term note .................        --            (2,244)    |        2,244
    Repayments of other debt and long term obligations .........................    (2,195)             (500)    |       (1,816)
    Obligation for cost of acquisition .........................................     2,902                --     |           --
    Acquisition of treasury stock ..............................................        (7)               --     |           --
                                                                                  --------          --------     |     --------
                  Net cash (used in) provided by continuing operations .........    (2,254)           10,946     |       (7,586)
                  Net cash used in discontinued operations .....................      (549)              (75)    |         (298)
                                                                                  --------          --------     |     --------
                  Net cash (used in) provided by financing activities ..........    (2,803)           10,871     |        (7,884)
                                                                                  --------          --------     |     --------
Effect of exchange rate changes on cash ........................................      (416)              196     |         (290)
                                                                                  --------          --------     |     --------
Change in cash and cash equivalents ............................................       886             6,354     |       (5,399)
Cash and cash equivalents, beginning of period .................................     5,885             4,865     |       10,264
                                                                                  --------          --------     |     --------
Cash and cash equivalents, end of period .......................................  $  6,771          $ 11,219     |     $  4,865
                                                                                  ========          ========     |     ========
                                                                                                                 |
Supplemental disclosures of cash flow information:                                                               |
    Cash paid during the period for:                                                                             |
                  Interest .....................................................  $  1,216          $  2,292     |     $  1,608
                  Income taxes .................................................       304               105     |           --
                                                                                                                 |
Supplemental disclosure of non-cash investing and financing activities:                                          |
    Elimination of 10 1/8% Senior Subordinated Notes, including accrued                                          |
     interest ..................................................................  $     --          $     --     |     $(96,784)
    Write off of common stock of Predecessor Company ...........................        --                --     |          (66)
    Write off of common stock warrants of Predecessor Company ..................        --                --     |          (51)
    Elimination of treasury stock of Predecessor Company .......................        --                --     |      (15,439)
    Issuance of common stock of Reorganized Company ............................        --                --     |        5,798
    Issuance of common stock warrants of Reorganized Company ...................        --                --     |           34
    Acquisition of treasury stock of Reorganized Company .......................        --                --     |          404

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by Safety Components International, Inc. and subsidiaries ("Safety Components" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, Safety Components believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2001. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods, including those of a normal recurring nature.

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

     The accompanying unaudited condensed statements of operations for the period March 26, 2000 to October 10, 2000 reflect certain restructuring fees and expenses, including professional fees and expenses, directly related to the debt restructuring and reorganization. Interest expense on the Company's senior subordinated notes was reported to the Petition Date. Such interest expense was not reported subsequent to that date because it was not

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


required to be paid during the bankruptcy case and was not an allowed claim under the Plan. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $4.7 million for the period from March 26, 2000 to October 10, 2000.

     As discussed in Note 2, effective as of October 10, 2000, the Company concluded to sell its non-core (metal and defense) operations. As a result, the Company has reported its non-core operations as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Accordingly, the net assets of the non-core metal and defense businesses are presented as "net assets held for sale" in the accompanying unaudited condensed consolidated balance sheets, and the operating results of the non-core businesses are presented as "discontinued operations" in the accompanying unaudited consolidated statements of operations.

Note 2  Discontinued Operations

     As previously discussed, the Company has concluded to exit and sell its metal and defense businesses consisting of Valentec Wells, LLC, the metallic belt links business located in Missouri (relocated from Costa Mesa, CA) and Galion, Inc., the defense systems and products divisions located in Ohio.

     On September 27, 2001, the Company finalized the sale of its metallic belt links business of Valentec Wells, LLC. Pursuant to an asset purchase agreement dated September 16, 2001 between Valentec Wells, LLC and Alliant Lake City Small Caliber Ammunition Company LLC, the Company sold the metallic belt links production assets and inventory of Valentec Wells, LLC for approximately $4.8 million in cash. The resulting gain on this sale was substantially offset by additional provisions for losses and asset write-downs at Galion, Inc.

     The Company continues to actively market Galion, Inc.

     Following  is  a  summary  of  financial   information  for  the  Company's
discontinued metal and defense operations (unaudited) (in thousands):

                                                                                                     Predecessor
                                                    Reorganized Company                                Company
                              ---------------------------------------------------------------------------------------
                                    Thirteen               Twelve              Thirty-nine           Period from
                                  weeks ended           weeks ended            weeks ended         March 26, 2000
                               December 29, 2001     December 30, 2000      December 29, 2001    to October 10, 2000
                              ---------------------------------------------------------------------------------------
Net sales                            $2,541               $3,901                  $8,186               $ 11,026
Discontinued operations:
  Loss from operations, net
    of income taxes                      --                   --                      --                  1,440
  Loss (gain) on
    disposition, net of
    income taxes                         --                   --                   2,267                   (214)

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Net assets of discontinued operations at December 29, 2001 and March 31, 2001 were as follows (unaudited) (in thousands):

                                           December 29, 2001     March 31, 2001
                                           ------------------------------------
     Accounts receivable, net                       $  1,227          $  3,824
     Inventories, net                                    971             1,471
     Property, plant and equipment, net                2,595             5,791
                                           ------------------------------------
            Total assets                               4,793            11,086
     Current liabilities                              (1,481)           (2,676)
     Note payable and other liabilities                   --              (843)
                                           ------------------------------------
            Net assets held for sale                $  3,312          $  7,567
                                           ====================================

Note 3  Acquisition

     On November 2, 2001, the Company's U.K. subsidiary, Automotive Safety Components International, Ltd ("ASCIL"), acquired the airbag business (operated under the name of Woodville Airbag Engineering, hereafter referred to as "Woodville") of TISPP UK Limited, a subsidiary of Smiths Group PLC, for growth in Europe. Pursuant to a purchase agreement dated November 2, 2001 between ASCIL and TISPP UK Limited, ASCIL purchased, for approximately $4.8 million, including $400,000 for direct acquisition and exit costs associated with the purchase, with approximately $2.9 million to be paid in installments due in six and twelve months after closing, substantially all of the production assets and inventory of the airbag business of TISPP UK Limited. The Company has accounted for the acquisition under the purchase method of accounting according to SFAS 141, "Business Combinations", with its operations included in the Company's consolidated financial information commencing November 3, 2001. Management of the Company allocated the purchase consideration for Woodville's assets based on estimated fair market values, with an insignificant amount of excess of cost over fair value allocated to goodwill. The unaudited pro forma net sales, net income and net income per common share, assuming the acquisition of Woodville was consummated on April 1, 2001 are as follows (in thousands):

                                                                                    Pro Forma Results
                                                    --------------------------------------------------------------------------------
                                                         Thirteen              Twelve          Thirty- nine             Forty
                                                       weeks ended          weeks ended         weeks ended          weeks ended
                                                    December 29, 2001    December 30, 2000   December 29, 2001    December 30, 2001
                                                    --------------------------------------------------------------------------------
     Net sales                                          $ 51,898             $ 47,059            $157,312              $165,409
                                                        --------             --------            --------              --------
     Income (loss) before extraordinary item            $      1             $    887            $  1,185              $(21,811)
                                                        --------             --------            --------              --------
     Net income                                         $      1             $    887            $  1,185              $  8,784
                                                        --------             --------            --------              --------
     Net income per common share, basic and diluted     $   0.00             $   0.18            $   0.24              $   1.76
                                                        --------             --------            --------              --------

Note 4  Inventories

     Inventories reported on the Company's balance sheets were as follows (unaudited) (in thousands):

                                  December 29, 2001       March 31, 2001
                                  --------------------------------------
     Raw materials                          $ 4,888              $ 5,167
     Work-in-process                          7,212                5,991
     Finished goods                           4,628                5,468
                                  --------------------------------------
       Total                                $16,728              $16,626
                                  ======================================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5  Long-Term Debt

     The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 11, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, through which the Company had $650,000 and $350,000 of letters of credit outstanding at December 29, 2001 and March 31, 2001, respectively. At December 29, 2001, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $18.4 million. The Congress Facility requires the Company to meet a minimum adjusted net worth (as defined) covenant, along with other certain non-financial covenants. As of December 29, 2001, the Company was in compliance with all financial and non-financial covenants. In connection with its purchase of Woodville (see Note 3), the Company has an outstanding obligation of 2.0 million British pounds to be paid in installments due in six and twelve months after the purchase date. The Company's $19.1 million subordinated secured note facility with KeyBank National Association and Fleet Bank expires on October 11, 2002; accordingly, such amount was reclassified to current portion of long term debt as of December 29, 2001. The Company has commenced its process of renegotiating or finding a replacement for this facility and believes that it will be able to successfully renegotiate or find a replacement for the facility prior to October 2002.

Note 6  Stockholders' Equity

     On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to shareholder approval. The Stock Option Plan provides for the issuance of options to purchase up to an aggregate of 900,000 shares of Safety Components' common stock to key officers, employees, directors and consultants of Safety Components or its affiliates. Unless designated otherwise by the Compensation Committee of the Board of Directors, options granted pursuant to the Stock Option Plan are intended to be non-statutory stock options. The Compensation Committee determines the exercise price and the term of option granted pursuant to the Stock Option Plan at the time of grant. Each award is determined by the Compensation Committee on an individual basis. Options to purchase a total of approximately 503,900 shares of common stock at an exercise price of $8.75 per share, the fair market value at the date of grant, to become exercisable over a period of three years from the date of grant on May 18, 2001, were granted by the Compensation Committee to approximately 50 employee participants and to the outside directors under the Stock Option Plan.

Note 7  Comprehensive Income

     The components of comprehensive income are as follows (unaudited) (in thousands):

                                                                                                      Predecessor
                                                    Reorganized Company                                 Company
                              ---------------------------------------------------------------------------------------
                                    Thirteen             Period from           Thirty-nine           Period from
                                  weeks ended         October 11, 2000         weeks ended         March 26, 2000
                               December 29, 2001    to December 30, 2000    December 29, 2001    to October 10, 2000
                              ---------------------------------------------------------------------------------------
Net income                            $  54                 $ 1,225               $ 1,779               $ 8,067
Foreign currency translation
    adjustment                           65                   1,886                   783                (3,707)
                              ---------------------------------------------------------------------------------------

  Comprehensive income                $ 119                 $ 3,111               $ 2,562               $ 4,360
                              =======================================================================================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 8  Income Taxes

     The Company's effective income tax rate was approximately 93.3% and 38.2% for the third quarter and thirty-nine weeks ended December 29, 2001, respectively. The 93.3% effective income tax rate resulted from 1) the Company's domestic subsidiaries operated at a profit to which the federal and state statutory income tax rates were applied, and 2) the Company's foreign subsidiaries operated at a loss (thus reducing the consolidated income before income taxes). Due to the existence of foreign net operating loss carryforwards, the Company did not further recognize the income tax benefit of these foreign losses in the third quarter. As a result, the domestic income taxes on the consolidated pre-tax income cause a high effective income tax rate for the third quarter. The 38.2% effective income tax rate for the thirty-nine weeks ended December 29, 2001 results because the foreign subsidiaries, while incurring a loss in the third quarter, are profitable and taxable year to date. For the twelve weeks ended December 30, 2000, the Company has recorded tax expense for only certain foreign tax jurisdictions as the Company utilized NOL carryforwards for U.S. and other foreign tax provisions.

Note 9  Contingencies

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

Note 10  Derivatives

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, became effective for the Company's fiscal year beginning April 1, 2001. This new standard requires recognition of all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not the derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings.

     Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar have historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows. On December 18, 2001, the Company entered into two forward exchange contracts with aggregate notional amounts totaling 1.5 million British pounds, to buy British pounds for periods and amounts consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and the November 2, 2002 scheduled payments for the acquisition of Woodville (see Note
5). The change in fair value of this contract will be recognized in income because the forward contracts did not qualify as a cash flow hedge under SFAS No. 133. There was no significant impact on earnings resulting from the forward contracts for the thirteen and thirty-nine weeks ended December 29, 2001 because the fair value of the forward foreign exchange contracts approximated cost at December 29, 2001.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 11  New Accounting Standards

     Accounting Standard Adopted - In June 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. This standard was applied to the accounting for the acquisition of Woodville (see Note 3).

     Accounting Standards Not Yet Adopted - In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This new standard requires that upon adoption, amortization of goodwill (in the Company's case, its "Reorganization value in excess of amounts allocable to identifiable assets") and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS 142 and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations. The Company will adopt SFAS 142 beginning in fiscal year 2003. The Company recorded amortization expense related to its reorganization value in excess of amounts allocable to identifiable assets of $198,000 and $593,000 for the thirteen and thirty-nine weeks ended December 29, 2001, respectively.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 beginning in fiscal year 2003. The Company is evaluating the impact of the adoption of SFAS 144 and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     On October 11, 2000, the Company consummated a Plan of Reorganization as discussed in the unaudited condensed Consolidated Financial Statements of the Company and the Notes thereto. The financial statements as of March 31, 2001 and December 29, 2001, and for the thirteen and thirty-nine weeks ended December 29, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result of the implementation of fresh start accounting, the financial information for the thirty-nine weeks ended December 29, 2001 is not comparable to the financial information of periods prior to October 11, 2000. In addition, the Company's non-core metal and defense businesses are presented as discontinued operations in the consolidated financial statements. See Note 2 to the Consolidated Financial Statements for further information on the discontinued operations.

(In thousands)                                                                        |   Predecessor    |    Proforma
                                                   Reorganized Company                |     Company      |      Total
                                    --------------------------------------------------|------------------|----------------
                                      Thirteen           Twelve          Thirty-nine  |   Period from    |
                                     weeks ended       weeks ended       weeks ended  |    3/26/00 to    |   Forty weeks
                                      12/29/01          12/30/00          12/29/01    |     10/10/00     |  ended 12/30/00
                                    --------------------------------------------------|------------------|----------------
Net sales                             $  50,051        $  42,071         $ 146,569    |     $ 109,139    |     $ 151,210
Gross profit                              5,021            5,418            19,404    |        15,832    |        21,250
Income from operations                    1,918            2,024             9,343    |         8,863    |        10,887
Other expense (income), net                 126             (525)             (506)   |           878    |           353
Interest expense, net                       988            1,220             3,303    |         3,833    |         5,053
Reorganization items                         --               --                --    |        41,740    |        41,740
Income tax provision (benefit)              750              104             2,500    |       (17,511)   |       (17,407)
Loss on discontinued                                                                  |                  |
    operations, net of taxes                 --               --             2,267    |         1,226    |         1,226
Extraordinary gain, net of taxes             --               --                --    |        29,370    |        29,370
Net income                                   54            1,225             1,779    |         8,067    |         9,292

Third Quarter (Thirteen Weeks) Ended December 29, 2001 Compared to Third Quarter (Twelve Weeks) Ended December 30, 2000

     Net Sales. Net sales increased $8.0 million or 19.0% to $50.1 million for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. On a per-week basis, net sales were $3.9 million for the third quarter of fiscal 2002 compared to $3.5 million for the third quarter of fiscal 2001. The increase in per-week sales was primarily attributable to the acquisition of Woodville Airbag Engineering on November 2, 2001. North America net sales increased $3.4 million or 12.2% compared to the third quarter of fiscal 2001, with airbag cushion net sales increasing $1.4 million and airbag and technical fabric net sales increasing $2.0 million. The increase is due primarily to the additional week of operations over prior year. Net sales for European automotive operations increased $4.6 million or 31.3% compared to the third quarter of fiscal 2001. The increase is due primarily to the acquisition of Woodville, which accounted for approximately $2.4 million of the increase, and the additional week of operations over prior year.

     Gross Profit. Gross profit decreased $397,000 or 7.3% to $5.0 million for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The decrease in gross profit is attributed to the increased costs from a strengthening of the Mexican peso's value against the U.S. dollar, price adjustments and higher operating costs associated with the initial ramp up of operations of the Woodville facility acquired in November 2001. Cost savings in general manufacturing expenses partially offset these increased costs. On a consolidated basis, gross profit as a percentage of net sales decreased to 10.0% for the third quarter of fiscal 2002 from 12.9% for the third quarter of fiscal 2001.

     Income from Operations. Income from operations was flat for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Reduced expenses in general and administrative expenses due to reductions in travel, professional and other general expenses offset the decrease in gross profit. Income from operations as a percentage of net sales decreased to 3.8% for the third quarter of fiscal 2002 from 4.8% for the third quarter of fiscal 2001. The decrease as a percentage of net sales was due to the items discussed above.

     Other (Income) Expense, net. The Company recorded other expense of $126,000 for the third quarter of fiscal 2002 as compared to other income of $525,000 for the third quarter of fiscal 2001. The Company recorded net foreign transaction and translation losses during the third quarter of fiscal 2002, while net foreign transaction and translation gains were recorded in the third quarter of fiscal 2001.

     Interest Expense, net. Interest expense decreased $232,000 or 19.0% to $988,000 for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The decrease is attributable to both lower interest rates and lower levels of debt in fiscal 2002 as compared to fiscal 2001.

     Provision for Income Taxes. The provision for income taxes for the third quarter of fiscal 2002 represents primarily taxes for continuing operations in the United States. The Company's effective income tax rate was approximately 93.3% for the third quarter ended December 29, 2001. The 93.3% effective income tax rate resulted from 1) the Company's domestic subsidiaries operated at a profit to which the federal and state statutory income tax rates were applied, and 2) the Company's foreign subsidiaries operated at a loss (thus reducing the consolidated income before income taxes). Due to the existence of foreign net operating loss carryforwards, the Company did not further recognize the income tax benefit of these foreign losses in the third quarter. As a result, the domestic income taxes on the consolidated pre-tax income cause a high effective income tax rate for the third quarter. For the twelve weeks ended December 30, 2000, the Company has recorded tax expense for only certain foreign tax jurisdictions as the Company utilized NOL carryforwards for U.S. and other foreign tax provisions.

     Net Income. The Company's net income was $54,000 for the third quarter of fiscal 2002 compared to net income of $1.2 million for the third quarter of fiscal 2001. This change in net income resulted from the items discussed above.

Thirty-nine Weeks Ended December 29, 2001 Compared to Forty Weeks Ended December 30, 2000

     Net Sales. Net sales decreased $4.6 million or 3.1% to $146.6 million for the thirty-nine weeks ended December 29, 2001 compared to the forty weeks ended December 30, 2000. On a per-week basis, net sales were comparable at $3.8 million in both years. Overall, North America net sales decreased $6.1 million or 6.2% compared to the forty weeks ended December 30, 2000, with airbag cushion net sales decreasing $3.1 million and airbag and technical fabric net sales decreasing $3.0 million. The decrease was attributable to the slowdown in the demand for automotive components by the North American automotive market during the year and the one less week in operations compared to the prior year. Net sales for European automotive operations increased $1.5 million or 3.0% compared to the forty weeks ended December 30, 2000. The increase is due primarily to the acquisition of Woodville, which accounted for approximately $2.4 million of the increase, offset by the one less week in operations compared to the prior year. Additionally, changes in foreign currency translation rates of approximately 2.6% negatively impacted European net sales.

     Gross Profit. Gross profit decreased $1.8 million or 8.7% for the thirty-nine weeks ended December 29, 2001 compared to the forty weeks ended December 30, 2000. The decrease in gross profit is attributed to the increased costs from a strengthening of the Mexican peso's value against the U.S. dollar, price adjustments, European foreign exchange rates and higher operating costs associated with the initial ramp up of operations of the Woodville facility acquired on November 2, 2001. On a consolidated basis, gross profit as a percentage of net sales decreased to 13.2% for the thirty-nine weeks ended December 29, 2001 from 14.1% for the forty weeks ended December 30, 2000.

     Income from Operations. Income from operations decreased $1.5 million or 14.2% to $9.3 million for the thirty-nine weeks ended December 29, 2001 compared to the forty weeks ended December 30, 2000. The decrease is attributable to the decrease in gross profit, offset by cost savings in travel, professional and other general expenses. Income from operations as a percentage of net sales decreased to 6.4% for the thirty-nine weeks ended December 29, 2001 from 7.2% for the forty weeks ended December 30, 2000. The decrease as a percentage of net sales was due to the items discussed above.

     Other (Income) Expense, net. The Company recorded other income of $506,000 for the thirty-nine weeks ended December 29, 2001 as compared to other expense of $353,000 for the forty weeks ended December 30, 2000. The Company recorded net foreign transaction and translation gains during the thirty-nine weeks ended December 29, 2001, while net foreign transaction and translation losses were recorded in the forty weeks ended December 30, 2000.

     Interest Expense, net. Interest expense decreased $1.8 million or 34.6% for the thirty-nine weeks ended December 29, 2001 compared to the forty weeks ended December 30, 2000. The decrease is primarily attributable to lower interest rates and less amortization of deferred financing costs on the Company's outstanding debt, accounting for $770,000 and $675,000, respectively, in lower interest expense in the current fiscal year. Additionally, the Company recognized approximately $375,000 of interest expense in the prior year on the Company's senior subordinated notes that were then outstanding and eliminated thereafter as part of the bankruptcy proceedings.

     Reorganization Items. Reorganization items totaled $41.7 million for the forty weeks ended December 30, 2000. Such fiscal 2001 expenses represented fair value adjustments, restructuring charges and professional fees and expenses. The fair value adjustments represented the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 and resulted in a net charge of $34.0 million. The restructuring charges consisted primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer. Professional fees and expenses totaled $3.7 million and represented various legal and financial advisors fees for the Company, its senior lenders and note holders, and other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding in fiscal 2001. The revaluation of the senior subordinated notes totaled $2.9 million, representing the write-off of related deferred financing costs.

     Provision for Income Taxes. The provision for income taxes for the thirty-nine weeks ended December 29, 2001 represents taxes for continuing operations in the United States. The Company's effective tax rate for the thirty-nine weeks ended December 29, 2001 was 38.2%. This effective tax rate is affected by the Company's utilization of certain net operating loss carryforwards at certain of its foreign operating subsidiaries during the thirty-nine weeks ended December 29, 2001. The provision for the forty weeks ended December 30, 2000 represents the income tax benefit associated with the effect of the fresh start and other reorganization adjustments.

     Discontinued Operations. Loss on discontinued operations was $2.3 million, net of taxes, for the thirty-nine weeks ended December 29, 2001 compared to a loss of $1.2 million for the forty weeks ended December 30, 2000. The fiscal
2002 loss is represented by a charge of $2.3 million, net of income taxes of $1.5 million, incurred in the first quarter of fiscal 2002, arising primarily from the relocation and other costs associated with Valentec Wells, LLC operations. For further information concerning the sale of certain assets of Valentec Wells, LLC during the Company's second quarter of fiscal 2002, see Note 2 of the unaudited condensed consolidated financial statements.

     Extraordinary Gain. In the second quarter of fiscal 2001, the extinguishment of the senior subordinated notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million. This gain was offset by a $573,000 write-off of the deferred financing costs associated with the early termination of a former credit facility.

     Net Income. The Company's net income was $1.8 million for the thirty-nine weeks ended December 29, 2001 compared to net income of $9.3 million for the forty weeks ended December 30, 2000. This change in net income resulted from the items discussed above.

Liquidity and Capital Resources

     Net cash provided by operating activities of continuing operations was $12.1 million for the thirty-nine weeks ended December 29, 2001, compared to cash used of $1.3 million in the comparable period in the prior year. The improvement in cash provided by operating activities of continuing operations was principally due to improved results of continuing operations in the thirty-nine weeks ended December 29, 2001. Additionally, the prior year period included approximately $7 million in payments for pre-petition accounts payable related to the Company's restructuring. Net cash used by operating activities of discontinued operations of $3.8 million for the thirty-nine weeks ended December 29, 2001 was principally related to the Valentec Wells, LLC matters previously discussed.

     Net cash used in investing activities of continuing operations was $7.8 million for the thirty-nine weeks ended December 29, 2001, compared to $2.0 million for the comparable period in the prior year. This increase in cash used in investing activities of continuing operations was attributed to an increase in capital expenditures from the comparable period in the prior year, including the acquisition of Woodville. Net cash provided by investing activities of discontinued operations was $3.7 million for the thirty-nine weeks ended December 29, 2001 due primarily to the proceeds from the sale of the metallic belt links business of Valentec Wells, LLC as previously discussed in Note 2 to the unaudited condensed consolidated financial statements.

     Net cash used in financing activities of continuing operations was $2.3 million for the thirty-nine weeks ended December 29, 2001, compared to net cash provided by financing activities of $3.4 million for the comparable period in the prior year. This use of cash in financing activities of continuing operations for the thirty-nine weeks ended December 29, 2001 is attributable to the Company's principal payments on its various long-term borrowings, partially offset by the obligations assumed in connection with the acquisition of Woodville.

     The Company's equipment and working capital requirements will be funded through a combination of cash flows from operations, equipment financing and the use of lines of credit with the Company's lenders. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months. The Company has budgeted capital expenditures of approximately $1.5 million for the remainder of fiscal 2002.

     The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 11, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, through which the Company had $650,000 of letters of credit outstanding at December 29, 2001. At December 29, 2001, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $18.4 million. The Congress Facility requires the Company to meet a minimum adjusted net worth (as defined) covenant, along with other certain non-financial covenants. As of December 29, 2001, the Company was in compliance with all financial and non-financial covenants. In connection with its purchase of Woodville (see Note 3), the Company has an outstanding obligation of approximately 2.0 million British pounds to be paid in installments due in six and twelve months after the purchase date. The Company's $19.1 million subordinated secured note facility with KeyBank National Association and Fleet Bank expires on October 11, 2002. The Company has commenced its process of renegotiating or finding a replacement for this facility and believes that it will be able to successfully renegotiate or find a replacement for the facility prior to October 2002.

New Accounting Standards

     Accounting Standard Adopted - In June 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. This standard was applied to the accounting for the acquisition of Woodville.

     Accounting Standards Not Yet Adopted - In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This new standard requires that upon adoption, amortization of goodwill (in the Company's case, its "Reorganization value in excess of amounts allocable to identifiable assets") and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of SFAS 142 and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations. The Company will adopt SFAS 142 beginning in fiscal year 2003. The Company recorded amortization expense related to its reorganization value in excess of amounts allocable to identifiable assets of $198,000 and $593,000 for the thirteen and thirty-nine weeks ended December 29, 2001, respectively.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 beginning in fiscal year 2003. The Company is evaluating the impact of the adoption of SFAS 144 and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations.

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

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK

     To the extent that amounts borrowed under the Company's revolving credit facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of December 29, 2001, the Company's interest rates under its revolving credit facility approximated 5.0%. Due to the variability of the interest rates, a hypothetical increase or decrease in the interest rates of 100 basis points relating to the Congress Facility would result in an addition to or reduction in interest expense of approximately $130,000, on an annual basis.

     The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar have historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows. If, however, there was a sustained decline of these currencies versus the U.S. dollar, the consolidated financial statements could be materially adversely affected.

     Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar have historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows. However, on December 18, 2001,the Company entered into two forward exchange contracts with aggregate notional amounts totaling 1.5 million British pounds, to buy British pounds for periods and amounts consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and the November 2, 2002 scheduled payments for the acquisition of Woodville. The change in fair value of this contract will be recognized in income because the forward contracts did not qualify as a cash flow hedge under SFAS No. 133. There was no significant impact on earnings resulting from the forward contracts for the thirteen and thirty-nine weeks ended December 29, 2001 because the fair value of the forward foreign exchange contracts approximated cost at December 29, 2001.


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

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibit No.    Exhibits
               -----------    --------

                  10.21 Amendment No. 1 and Consent to Loan and Security Agreement, dated November 2, 2001, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern).

      (b)      Reports on Form 8-K.

               The Company filed the following Current Report during the quarter ended December 29, 2001:

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

                                          SAFETY COMPONENTS INTERNATIONAL, INC.
                                          (Registrant)


DATED: February 8, 2002                   By: \s\ Brian P. Menezes
                                          ----------------------------
                                          Brian P. Menezes
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                          By: \s\ William F. Nelli
                                          ----------------------------
                                          William F. Nelli
                                          Controller
                                          (Principal Accounting Officer)