Form 10-K
period 2002-03-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 2002-06-26
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      (Mark One)

            |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 30, 2002

                                       OR

            |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      33-0596831
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

        41 Stevens Street                                      29605
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days |X|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court |X|.

      The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of June 25, 2002, was approximately $27,526,000.

      The number of shares outstanding of the registrant's common stock, as of June 25, 2002, is as follows:

--------------------------------------------------------------------------------
Class                                                           Number of Shares
--------------------------------------------------------------------------------
Common Stock, par value $.01 per share                                 4,959,678
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's proxy statement to be filed in connection with its 2002 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference into Part III.

     Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
                    Securities Litigation Reform Act of 1995

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal year 2003, overall volume and pricing trends or strategies and their anticipated results, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the automotive industry.

                                     PART I

ITEM 1. BUSINESS

The Company

      Safety Components International, Inc. (including, when the context requires, its consolidated subsidiaries, the "Company" or "Safety Components") was incorporated in Delaware in 1994. It is a leading, low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. The Company sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. The Company believes that it is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, aircraft escape slides, military tents and fire service apparel. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows the Company to more effectively utilize its manufacturing assets and lower per unit overhead costs.

      Net sales of automotive airbag cushions, automotive fabrics and technical fabrics products (the "automotive airbag and fabrics products" business) were approximately $203.3 million, $201.2 million, and $194.7 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. For comparative purposes hereof, fiscal 2002 is comprised of the fifty-two week period ended March 30, 2002, fiscal 2001 is comprised of the fifty-three week period ended March 31, 2001, and fiscal 2000 is comprised of the fifty-two week period ended March 25, 2000.

The 2001 Restructuring

      On April 10, 2000 (the "Petition Date"), the Company and certain of its U.S. subsidiaries (collectively, the "Safety Filing Group"), filed a voluntary petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On October 11, 2000 (the "Emergence Date"), the Safety Filing Group emerged from Chapter 11 pursuant to a Plan of Reorganization (the "Plan") confirmed by the Bankruptcy Court. Pursuant to the Plan, upon emergence, all of the Company's 10-1/8% Senior Notes due 2007 (the "Notes") (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert A. Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock, and warrants to acquire an additional 681,818 shares of such common stock. Immediately upon emergence, therefore, the Company had 5,000,000 shares of common stock issued and 4,960,381 shares outstanding and, other than the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. All other Safety Filing Group trade suppliers and creditors were paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

Acquisition

      On November 2, 2001, the Company's U.K. subsidiary, Automotive Safety Components International Limited ("ASCIL"), acquired the airbag business (operated under the name of Woodville Airbag Engineering and hereafter referred to as "Woodville") of TISPP UK Limited, a subsidiary of Smiths Group PLC, to expand its European operations. Pursuant to a purchase agreement dated November 2, 2001 between ASCIL and TISPP UK Limited, ASCIL purchased, for approximately $4.8 million, including $400,000 in direct acquisition and exit costs associated with the purchase (and with approximately $2.3 million to be paid in installments due in six and twelve months after closing), substantially all of the production assets and inventory of the airbag business of TISPP UK Limited. The Company is currently transferring the production lines of Woodville to other Company operations in lower labor cost facilities and countries.

Disposition of Assets

      On August 31, 2000, the Company finalized the sale of Valentec Systems, Inc. ("VSI"), a systems integrator with the U.S. Army, which coordinated the manufacture and assembly of components supplied by various subcontractors, and part of the Company's non-core operations. Pursuant to a stock purchase agreement dated July 21, 2000, the Company sold 100% of the shares of capital stock of VSI to VTECH Corporation for approximately $2.9 million in cash.

      Also during fiscal 2001, the Company determined to exit its remaining metal and defense products businesses, consisting of Valentec Wells, LLC (metal products) and Galion, Inc. (defense products). To enhance the value of these businesses, the Company consolidated a considerable portion of its Valentec Wells operations into its Galion, Ohio facility and relocated the remainder of Valentec Wells' operations from its former California location to a lower cost facility in Missouri, nearer to its primary customers.

      On September 27, 2001, the Company finalized the sale of the metallic belt links business of Valentec Wells, LLC. Pursuant to an asset purchase agreement dated September 16, 2001 between Valentec Wells, LLC and Alliant Lake City Small Caliber Ammunition Company LLC, the Company sold the metallic belt links production assets and inventory of Valentec Wells, LLC for approximately $4.8 million in cash.

      Galion, Inc. has not been sold as of March 30, 2002; however, management is negotiating a sale which it expects to have completed by September 2002. The net assets of discontinued operations of approximately $2.6 million at March 30, 2002 principally represent the net assets of Galion, Inc.

Automotive Airbag and Fabrics Products

Structure of the Automotive Airbag Industry

      Airbag systems consist of an airbag module and an electronic control module, which are currently integrated by automakers into their respective vehicles. Airbag modules consist of inflators, cushions, and housing and trim covers and are assembled by module integrators, most of whom produce most of the components required for a complete module. However, as the industry has evolved, module integrators have increasingly outsourced non-proprietary components, such as cushions, to those companies specializing in the production of individual components. The Company believes that its module integrator customers will continue to outsource a significant portion of their cushion requirements as they focus on the development of proprietary technologies. A majority of the module integrators purchase fabric from airbag fabric producers such as the Company.

      Characteristic for the industry, the Company supplies airbag cushions to module integrators, most of which also produce a portion of their cushion requirements internally. While none of the module integrators produce airbag cushions for third parties, the Company may compete with its customers who supply their own internal cushion requirements. However, most of the Company's customers do not produce cushions for the same car/truck models for which the Company produces cushions.

      Another characteristic of the airbag industry is the qualification process for new suppliers. New suppliers that wish to produce and supply airbag cushions or airbag fabric must undergo a rigorous qualification process, which can take as long as two years. The Company believes that the existence of this qualification process can result in significant switching costs for module integrators that are required to assist the new supplier in meeting automakers' requirements. Additionally, the Company believes module integrators are, like their automaker customers, trying to reduce overall industry costs by limiting the number of suppliers.

Products

      The Company's automotive products include passenger, driver and side impact airbag cushions and side protection curtains manufactured for installation in over 200 car and truck models sold worldwide; airbag fabric for sale to airbag manufacturers; and stamped and machined components used in airbag modules, including passenger airbag retainers. Sales of airbag related products (inclusive of sales of airbag fabric) accounted for approximately 89.4% of the Company's consolidated fiscal 2002 net sales. Sales of airbag related products accounted for approximately 88.0% and 87.3% of the Company's consolidated fiscal 2001 and 2000 net sales, respectively.

      In addition to the airbag fabric manufactured at its Safety Components Fabrics Technology, Inc. ("SCFTI") subsidiary in Greenville, South Carolina, the Company also manufactures at that location a wide array of specialty technical fabrics for consumer and industrial uses. These fabrics include: (i) high-end luggage fabrics, including "ballistics" fabric used in Hartman and Tumi brands of luggage; (ii) filtration fabrics used in aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products; (iv) specialty fabrics used in fuel cells, bomb and cargo chutes, oil containment booms, aircraft escape slides and gas diaphragms; (v) release liners used in tire manufacturing; and (vi) protective apparel worn by firefighters. Sales are made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts of up to twelve months. Sales of technical related products accounted for approximately 10.6% of the Company's consolidated fiscal 2002 net sales. Sales of technical related products accounted for approximately 12.0% and 12.7% of the Company's consolidated fiscal year 2001 and 2000 net sales, respectively. The market for the Company's technical related products is highly segmented by product line. Marketing and sales of the Company's technical related products is conducted by the Company's marketing and sales staff based in Greenville, South Carolina. Manufacturing of these products occurs at the South Carolina facility, using the same equipment and manufacturing process that the Company uses to produce airbag fabric, enabling the Company to take advantage of demand requirements for the various products by leveraging its expenditures on production retooling costs. By manufacturing technical products with the same machines that weave airbag fabric, the Company is able to more effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

      See Note 9 to the Consolidated Financial Statements for additional financial information by product type.

Customers

      The Company sells its airbag cushions to airbag module integrators for inclusion in specified model cars generally pursuant to contract requirements. Certain of these customers also manufacture airbag cushions to be used in their production of airbag modules. The Company markets and sells airbag cushions and airbag fabric through its direct marketing and sales forces based in South Carolina, California, Mexico and Germany.

      The Company sells its fabric either directly to a module integrator or, in some cases, to a fabricator (such as the Company's own operations), which sells a sewn airbag to the module integrator. In some cases, particularly when the cushion requires lower permeability to facilitate more rapid inflation, and to eliminate particulate burn-through caused by hot inflators, the fabric must be coated before fabrication into airbags. The Company also sells fabric to coating companies, which then resell the coated fabric to either an airbag fabricator or module integrator. Coated cushions are becoming more common, particularly for head protection, due to the longer bag-inflation period. Sales are either made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts generally having durations of up to twelve months.

      The following describes the Company's contractual relationship with its significant customers (listed in alphabetical order). The loss of any of these customers could have a material adverse effect on the Company:

      Autoliv. The Company supplies airbag cushions and airbag fabric to Autoliv based upon releases from formal purchase orders, which typically cover a period of twelve months and are negotiated prior to commitment with respect to price and quantity.

      Takata-Petri. The Company's agreement with Takata-Petri provides that, prior to the commencement of each calendar year, the parties negotiate price, quantity and other relevant terms of the airbag cushion supply contract for such calendar year.

      TRW. The Company supplies airbag cushions and airbag fabric to TRW based upon releases from formal purchase orders, which typically cover a period of twelve months and are negotiated prior to commitment with respect to price and quantity. The price and quantity of airbag fabric has been agreed to through the 2003 calendar year end.

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

      The raw materials for the Company's fabric operations largely consist of synthetic yarns provided by DuPont, Acordis, Honeywell, Unifi and KoSa, among others. The primary yarns include nylon, polyester and Nomex. DuPont and Acordis are the leading suppliers of airbag fabric yarn to both the market and the Company. DuPont supplies a majority of the nylon yarn used in the Company's airbag fabric operations pursuant to purchase orders or releases on open purchase orders. The loss of DuPont as a supplier could have a material adverse effect on the Company.

      In addition, the Company's European operations entered into an agreement with a German industrial sewing company and its Romanian subsidiary under which the Romanian subsidiary serves as a manufacturing subcontractor for airbag cushions. Under the terms of this agreement, the Company provides and retains control of the manufacturing equipment, processes and production materials and the subcontractor provides sewing services for a fixed price per unit manufactured. Although the production volumes with the subcontractor for fiscal 2002 were negligible, volumes are anticipated to grow substantially in the next fiscal year.

      Significant problems with any key supplier or subcontractor (see also "Risks Resulting from Foreign Operations" below for a description of possible issues) may adversely affect the Company's operating results.

Capacity

      The Company manufactured and shipped approximately 20.0 million airbag cushions to the Company's North American and European customers during fiscal 2002. The Company believes it has adequate capacity to manufacture its fiscal 2003 budget requirements.

      The Company's South Carolina facility has a current capacity to manufacture approximately 30.0 million yards of fabric per year and manufactured approximately 22.5 million yards of fabric in fiscal 2002. The Company utilizes rapier-weaving machines that are versatile in their ability to produce a broad array of air restraint and specialty technical fabrics for use in a large number of applications. The ability to interchange the machines between air restraint fabric and other specialty technical fabrics allows the Company to leverage its utilization of plant assets.

Competition

      The Company competes with several independent suppliers of airbag cushions in the United States and Europe for sales to airbag module integrators. The Company also competes with plants owned by its airbag module integrator customers, which produce a substantial portion of airbag cushions for their own consumption, but do not generally manufacture airbag cushions for the same vehicle models that the Company manufactures. Most airbag module integrators subcontract a portion of their requirements for airbag cushions. The Company believes that its good working relationship with its customers, along with the Company's high volume and low-cost manufacturing capabilities, consistency and level of quality products, the often lengthy process necessary to qualify as a supplier to an automobile manufacturer and the industry-wide cost associated with making any changes to the established supply chain provide a competitive advantage for the Company in relation to other potential competitors.

      The Company shares the North American airbag fabric market primarily with Milliken, Takata-Petri, Breed and Autoliv. Takata-Petri, Breed and to a smaller extent, Autoliv, all airbag module integrators, produce fabric for their own airbag cushions. Requirements for entry into this market may include substantial capital requirements and often-lengthy lead-times required for certification of a new participant's fabrics by buyers.

      The automotive airbag cushion, airbag fabric and airbag module markets are highly competitive. Some of the Company's current and potential competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of its price, product quality, reliability, and capability to produce a high volume of many models of passenger, driver and side impact airbag cushions. In addition, SCFTI has provided the Company with some measure of vertical integration, enhancing its ability to compete in the automotive airbag industry. Increased competition, as well as price reductions of airbag systems, would adversely affect the Company's revenues and profitability.

Technical Center - Europe

      During fiscal 2001, the Company's European operations reorganized its engineering group. Engineers lead teams of Company personnel from various departments and are responsible for product and customer relationships. Included in each of these teams are technical specialists, quality engineers and manufacturing engineers. This arrangement allows the same team to take responsibility for the product from initial drafting to finish, assuring more aggressive quotes, smoother launches and more efficient production. Management believes that European operations continue to improve as a result of this reorganization.

      Additionally, the Company has formalized development initiatives by creating a Technical Center in Hildesheim, Germany. The center has the ability to conduct static and dynamic deployment testing and analysis using high-speed video equipment. In January 2001, the Company added pendulum-testing capability. There also exists a full sample shop with manual and CNC sewing equipment, a production-style laser cutter, volumetric measurement and analysis equipment, textile welding and other non-sewn fastening equipment. The Technical Center also has a complete materials laboratory, managed by an experienced materials engineer. Additionally, the Technical Center has access to the services and expertise of laboratory and textile personnel in Greenville, South Carolina. There are also satellite-engineering functions in Wales, United Kingdom. The Wales facility serves both customers and internal operations with equipment design and manufacturing. It has a design group and tool room to develop and manufacture specialized equipment and standard tooling.

Technical Center - North America

      In North America, a comprehensive textile laboratory is located in Greenville, South Carolina. The Company has the ability to fully test and analyze numerous types of fabrics (airbag or other) including US-ASTM, Europe DIN, Asian JIS and Underwriters NFPA. The laboratory is A2LA and QS9000 certified, which are the most important certifications for the industry. All validation testing and analytical testing of fabric is performed in Greenville, South Carolina. In North America, the module integrators perform the majority of advanced cushion testing; therefore, the Company has not seen a need for an advanced Technical Center for cushions. However, all necessary validation testing and process development testing is performed in Ensenada, Mexico. North American sales are supported and developed via Sales and Program Managers dedicated to a particular account base of activity. Additionally, the Ensenada facility has excellent prototype-manufacturing capabilities. The production programs have high quality sewing machines, with quality focused sewing operators.

Qualification and Quality Control

      The Company is a fully qualified airbag supplier. Each of the Company's customers requires the Company to meet specific requirements for design validation. The Company and its customers jointly participate in design and process validations and customers must be satisfied with the reliability and performance prior to awarding a purchase order. All standards and requirements relating to product performance must be satisfied before the Company is qualified to be a supplier.

      The Company has extensive quality control and quality assurance systems in its U.S. and European automotive facilities, including inspection and testing of all products, and is QS 9000 and ISO 9002 certified. The Company also performs process capability studies and design of experiments to determine that the manufacturing processes meet or exceed the quality levels required by each customer.

      In addition, the Company's Technical Center located in Hildesheim, Germany has the ability to conduct design and process testing.

      The Company's airbag fabric operations also maintain the highest level of quality through each and every process. The fabric operations have been certified as approved suppliers by all of the Company's automotive customers. In addition, the fabric operations laboratories have ISO Guide 25, ASTM, DIN, JIS and A2LA as well as UL accreditation. The Company was the first airbag fabric manufacturer to have its entire business (not just its manufacturing facility) certified under QS 9000.

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

Product Liability

      The Company is engaged in a business that could expose it to possible claims for injury resulting from the failure of products sold by it. In the past, there has been increased public attention to injuries and deaths of children and small adults due to the force of the inflation of airbags. To date, however, the Company has not been named as a defendant in any automotive product liability lawsuit, nor threatened with any such lawsuit. The Company maintains product liability insurance coverage, which management believes to be adequate. However, a successful claim brought against the Company resulting in a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

Discontinued Operations

      The Company, through operations it intends to sell, and which have been classified as "discontinued operations", is a supplier of projectiles and other metal components for medium caliber training and tactical ammunition used by the United States Armed Forces. Additionally, the Company manufactures small quantities of metal airbag module components for the automotive airbag industry. The metal components manufactured by the Company are shipped to a loading facility, operated either by the United States Government or a prime defense contractor, which loads the explosives, assembles the rounds and packages the ammunition for use. The Company primarily manufactures components that are used in training rounds, which are similar to tactical rounds but do not contain the same explosive or incendiary devices contained in tactical rounds. Because of the continuous use of training ammunition, the majority of the rounds purchased by the United States Armed Forces are training rounds. In the past the Company has regularly received replenishment orders from the United States Armed Forces for its inventory of training ammunition. Net sales of metal and defense related products were approximately $10.5 million, $20.6 million, and $33.6 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively, for the Galion, Valentec Wells and VSI operations. See Note 3 to the Consolidated Financial Statements for more information.

Disposition of Assets

      On August 31, 2000, the Company finalized the sale of VSI, a systems integrator with the U.S. Army, which coordinated the manufacture and assembly of components supplied by various subcontractors, and part of the Company's non-core operations. Pursuant to a stock purchase agreement dated July 21, 2000, the Company sold 100% of the shares of capital stock of VSI to VTECH Corporation for approximately $2.9 million in cash.

      During fiscal 2001, the Company determined to exit its remaining metal and defense products businesses, consisting of Valentec Wells, LLC (metal products) and Galion, Inc. (defense products). To enhance the value of these businesses, the Company consolidated a considerable portion of its Valentec Wells operations into its Galion, Ohio facility and relocated the remainder of Valentec Wells' operations from its former California location to a lower cost facility in Missouri, nearer to its primary customers.

      On September 27, 2001, the Company finalized the sale of the metallic belt links business of Valentec Wells, LLC. Pursuant to an asset purchase agreement dated September 16, 2001 between Valentec Wells, LLC and Alliant Lake City Small Caliber Ammunition Company LLC, the Company sold the metallic belt links production assets and inventory of Valentec Wells, LLC for approximately $4.8 million in cash.

      Galion, Inc. has not been sold as of March 30, 2002; however, management is negotiating a sale which it expects to have completed by September 2002. The net assets of discontinued operations of approximately $2.6 million at March 30, 2002 principally represent the net assets of Galion, Inc.

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

Manufacturing and Production

      The Company's Galion operation manufactures projectiles and other metal components for inclusion in small to medium caliber ammunition utilizing primarily multi-spindle screw machines at its manufacturing facility in Galion, Ohio. The manufacturing process includes the impact extrusion of steel bars to form the blank or rough form shape of the metal components, the machining of the inside and outside of the metal components to form their final shape, various heat and phosphate treatments and painting. The Company believes that its manufacturing equipment, machinery and processes are sufficient for its current needs and for its needs in the foreseeable future. In addition, the Galion operation manufactures metal airbag module components for the automotive airbag industry.

Suppliers

      The Company believes that adequate supplies of the raw materials used in the manufacture of its small to medium caliber products are available from existing and, in most cases, alternative sources, although the Company is frequently limited to procuring such materials and components from sources approved by the United States Government.

Quality Control

      The Company's defense operations employ Statistical Process Controls extensively throughout its manufacturing process to ensure that required quality levels are maintained and that products are manufactured in accordance with specifications. The Company satisfies the United States Government quality control standard Million-Q-9858A and ISO 9002.

Competition

      The Company competes for contracts with other potential suppliers based on price and the ability to manufacture superior quality products to required specifications and tolerances. The Company believes that it has certain competitive advantages including its high volume, cost-efficient manufacturing capability, its co-development of new products with its customers, and the United States Government's apparent preference to remain with long-term reliable suppliers. Since the Company's processes do not include a significant amount of proprietary information, however, there can be no assurance that other companies will not, in time, be able to duplicate the Company's manufacturing processes.

United States Government Contracts

      Virtually all of the Company's defense related contracts are negotiated as firm, fixed price contracts with the United States Government or certain of the United States Government's prime contractors. These contracts are subject to audit and may be adjusted accordingly.

      A majority of the Company's manufacturing agreements with its prime defense contractors are for the supply of components for a one year term, subject, in certain cases, to the right of the United States Government to renew the contract for an additional term. Renewals of United States Government contracts depend upon annual Congressional appropriations and the current requirements of the United States Armed Forces. United States Government contracts and contracts with defense contractors are, by their terms, subject to termination by the United States Government for its convenience. Fixed price contracts provide for payment upon termination for items delivered to and accepted by the United States Government, and, if the termination is for convenience, for payment of the contractor's costs incurred through the date of termination, plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred.

Seasonality

      The Company's airbag cushions and airbag fabric business is subject to the seasonal characteristics of the automotive industry, in which generally there are seasonal plant shutdowns in the third and fourth quarters of each calendar year.

Backlog

      The Company does not reflect an order for airbag cushions or airbag fabric in backlog until it has received a purchase order and a material procurement release that specifies the quantity ordered and specific delivery dates. Generally, these orders are shipped within two to eight weeks of receipt of the purchase order and material release. As a result, the Company does not believe backlog is a reliable measure of future airbag sales.

Risks Resulting from Foreign Operations

      Certain of the Company's consolidated net sales are generated outside the United States. Foreign operations and exports to foreign markets are subject to a number of special risks including, but not limited to, risks with respect to fluctuations in currency exchange rates, economic and political destabilization and other disruption of markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas, foreign customs and tariffs and unexpected changes in regulatory environments), changes in foreign laws regarding trade and investment, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans and foreign tax laws. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company's ability to increase or maintain its foreign sales or on its future results of operations.

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

      Certain of the Company's operations generate net sales and incur expenses in foreign currencies. The Company's financial results from international operations may be affected by fluctuations in currency exchange rates. Future fluctuations in certain currency exchange rates could adversely affect the Company's financial results. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar have historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows.

      See Note 9 to the Consolidated Financial Statements for financial information by geographic area.

Employees

      At March 30, 2002, the Company employed approximately 2,754 employees in its continuing operations and approximately 94 employees in its discontinued operations. The Company's hourly employees in Mexico are entitled to a federally regulated minimum wage, which is adjusted, at minimum, every two years. The Company's employees at its Mexican facility are unionized. In addition, Automotive Safety Components International GmbH & Co. KG, the Company's wholly owned German subsidiary, has a workers' council pursuant to German statutory labor law. A workers' council and a union represents the employees at the Company's facilities in the U.K. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

Environmental Matters

      Like similar companies, the Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). Such laws may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

      Low levels of contaminants were found at the SCFTI facility in Greenville, South Carolina during groundwater sampling in 1998. In February 1999, the facility received a notice letter from the South Carolina Department of Health and Environmental Control ("DHEC") regarding the groundwater contamination. While DHEC acknowledged that there does not appear to be an active source for groundwater impact at the facility, it required the facility to perform sampling of two existing monitoring wells located on the property for contaminants. Low levels of contaminants again were detected. DHEC has requested that the Company
(i) confirm that no residential wells exist in the area, (ii) perform additional sampling and monitoring, and (iii) propose a program for in-site remediation of the groundwater, involving injection of nutrients to biodegrade the organic compounds in the groundwater. The Company is performing these monitoring and in-site remediation actions and does not believe that these costs, which are included in the amounts accrued in the Company's financial statements, will be material. In addition, SCFTI has been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

      The Company has identified two areas of underground contamination at the Company's facility in Galion, Ohio. One area involves a localized plating solution spill. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. Such environmental consultants estimate that the Company's voluntary plan of remediation could take three to five years to implement, followed by annual maintenance. The Company does not believe that these costs, which are included in the amounts accrued in the Company's financial statements, will be material.

      Additionally, an underground contamination involving machinery fluids existed at the former Valentec Wells facility in Costa Mesa, California, and the local Regional Water Quality Control Board (the "Board") approved a site remediation plan for cleanup. The remediation plan involved the simultaneous operation of a groundwater and vapor extraction system over the past five years. This plan is completed and a final Closure Monitoring Report has been filed with the Board. It is expected that the Board will approve the final Closure Monitoring Report and issue a "no further action" letter, bringing the underground contamination issue to closure. Any additional future costs to complete closure are not expected to be significant.

      In the opinion of management, no material expenditures beyond those accrued, approximately $750,000 at March 30, 2002, will be required for the Company's environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of independent consultants on environmental matters.

Patents

      The Company holds eleven patents and seven additional patents are pending. All patents relate to technical improvements for enhancement of product performance with respect to the Company's airbag, fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire between the years 2014 and 2020.

Engineering, Research & Development

      The Company's fabric and airbag cushions operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company designs and engineers its fabrics to meet its customers' specific applications and needs. While the component manufacturer originates most design requirements, the Company is dedicated to improving the quality of existing products, as well as developing new products for all applications. Costs associated with design and development for fabric and airbag cushions were approximately $899,000, $688,000 and $665,000 during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Related Parties

      The Company, in years prior to fiscal 1999, performed certain services for an affiliated company, Valentec International Limited ("VIL"), a U.K. company majority owned by Robert A. Zummo, the former Chief Executive Officer and Chairman of the Board of the Company. During fiscal 2000, the Company established a $600,000 reserve against its receivable of $1.2 million from VIL due to uncertainty about VIL's ability to repay such amount. In connection with the restructuring discussed in Note 1 to the Consolidated Financial Statements elsewhere herein, Mr. Zummo agreed that the Company could reduce future payments to him under his employment agreement to cover such receivable in the event that the Company was not repaid by VIL. During fiscal 2002, VIL did not repay the Company and, accordingly, the Company offset the net receivable in its entirety with the amount owed to Mr. Zummo under his employment agreement.

ITEM 2. PROPERTIES

      The Company's corporate headquarters are located in Greenville, South Carolina in a facility owned by the Company, adjacent to its SCFTI manufacturing facility. The Company owns or leases five facilities in which it manufactures airbag and technical fabrics related products, with total plant area of approximately 1.2 million square feet (including administrative, warehouse, engineering and research and development areas housed at Company locations). Below is an overview of the Company's properties at its airbag and technical fabrics related products facilities (excluding its temporary occupancy of the Woodville facility for which the lease expires on July 31, 2002) and its metal and defense facilities (discontinued operations) as of June 25, 2002.

                                                                      Floor Area  Owned/       Lease
                        Location                                       (Sq. Ft.)  Leased     Expiration
                        --------                                       ---------  ------     ----------
Airbag and Technical Fabrics Related Products
   Ensenada, Mexico (airbag cushion)                                     97,000   Leased        2003      (1)(2)
   Greenville, South Carolina (airbag and technical fabrics)            826,000    Owned         N/A      (1)(3)
   Hildesheim, Germany (airbag cushions)                                 70,000    Owned         N/A      (1)
   Jevicko, Czech Republic (airbag cushions)                            100,000    Owned         N/A      (4)
   Crumlin, Wales (airbag cushions)                                      60,000   Leased        2008      (1)
   Otay Mesa, California (warehouse)                                     16,000   Leased        2003      (5)

Metal and Defense (Discontinued Operations)
   Galion, Ohio (defense products and metal components)                  97,000    Owned         N/A      (4)

----------
(1)   Manufacturing, research and development and office space

(2)   Lease also provides for two one-year renewal options

(3)   Corporate office

(4)   Manufacturing and office space

(5) Finished goods distribution center; lease provides for a two year renewal option

ITEM 3. LEGAL PROCEEDINGS

      As described in the "2001 Restructuring", the Company emerged from bankruptcy on October 11, 2000. However, the Chapter 11 case remains open until all claims, disputes and pleadings are resolved before the Bankruptcy Court. At March 30, 2002 the Company has no material disputes before the Court. The Company is in the process of closing the Chapter 11 proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the quarter ended March 30, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      Pursuant to the Plan discussed in Item 1, the claims of the holders of the Notes were converted into the right to receive 4,840,774 shares of the Company's common stock on the Emergence Date (4,816,574 shares to the Noteholders and 24,200 shares to the financial advisors of the Noteholders). The pre-bankruptcy common stock, excluding stock held by Robert A. Zummo, the Company's former Chairman and Chief Executive Officer, was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock (for an aggregate of 5,000,000 shares issued and 4,960,381 shares outstanding post-bankruptcy) and warrants to acquire an additional 681,818 shares of such common stock on the Emergence Date. All other options and warrants were cancelled on the Emergence Date.

      The Company's common stock is not listed on any exchange, but rather trades on the Over-The-Counter Bulletin Board. The following table sets forth the range of high and low prices for reported sales of the common stock since its distribution after the Emergence Date. Share information is not meaningful prior to the Emergence Date due to the significant change in capital structure that resulted from the Plan.

                                                               High         Low
                                                               ----         ---

Year Ended March 31, 2001
         Fourth Quarter (A)                                   $ 4.25      $ 0.12

Year Ended March 30, 2002
         First Quarter                                        $16.00      $ 3.65
         Second Quarter                                        10.05        5.00
         Third Quarter                                         10.00        4.50
         Fourth Quarter                                         8.75        5.50

(A) There were no trades of record of the Company's common stock noted to have occurred on the Over-The-Counter Bulletin Board from the Emergence Date until February 5, 2001.

      As of June 25, 2002, there were approximately 149 holders of record of the Company's Common Stock.

      To date, the Company has not paid any cash dividends to its stockholders and presently intends to continue its policy of retaining its earnings to support the growth and development of its business. Further, the Company's existing credit agreement restricts the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal periods indicated. The selected historical financial data for the year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000, the fiscal years ended March 25, 2000, March 27, 1999 and March 28, 1998, has been derived from the audited Consolidated Financial Statements of the Company for such periods. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the non-core businesses (metal and defense) as discussed in Note 3 to the Consolidated Financial Statements of the Company. The Consolidated Financial Statements for the year ended March 30, 2002 and the period from October 11, 2000 to March 31, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As a result of the implementation of fresh start accounting, certain of the selected financial data for the year ended March 30, 2002 and for the period from October 11, 2000 to March 31, 2001 is not comparable to the selected financial data of prior periods. See Note 1 to the Consolidated Financial Statements of the Company for further discussion of the effects of fresh start accounting on the Company's Consolidated Financial Statements. As a result of differences in comparability, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company." The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto, included elsewhere in this report.

In thousands, except per share data and footnotes       Reorganized Company     |                 Predecessor Company
                                                     ---------------------------|---------------------------------------------------
                                                     Fiscal Year   Period from  | Period from             Fiscal Year Ended
                                                        Ended      10/11/00 to  |  3/26/00 to   ------------------------------------
                                                       3/30/02        3/31/01   |   10/10/00      3/25/00     3/27/99      3/28/98
                                                      (52 Weeks)    (25 Weeks)  |  (28 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)
                                                     ---------------------------|---------------------------------------------------
INCOME STATEMENT DATA (1):                                                      |
Net sales (2)                                         $ 203,323      $ 92,052   |   $ 109,139    $ 194,667    $ 178,348   $ 130,154
Cost of sales, including depreciation                   176,817        79,337   |      93,307      168,249      158,806     107,908
                                                     ---------------------------|---------------------------------------------------
Gross profit                                             26,506        12,715   |      15,832       26,418       19,542      22,246
Selling, general and administrative expenses             11,595         5,235   |       5,941       13,443       10,487       8,550
Research and development expenses                           899           335   |         353          665        1,090         357
Amortization of intangible assets                           900           448   |         675        1,486        1,528       1,147
Restructuring and restatement (3)                            --            --   |          --        3,969           --          --
Relocation and reorganization costs (4)                      --            --   |          --           --        3,238       1,789
Terminated investment agreement costs (5)                    --            --   |          --           --        2,500          --
                                                     ---------------------------|---------------------------------------------------
Operating income                                         13,112         6,697   |       8,863        6,855          699      10,403
Other expense (income)                                   (1,001)         (280)  |         878        1,729          766         (42)
Interest expense, net (6)                                 4,110         2,514   |       3,833       13,975       12,566       7,540
                                                     ---------------------------|---------------------------------------------------
Income (loss) from continuing operations before                                 |
   reorganization items                                  10,003         4,463   |       4,152       (8,849)     (12,633)      2,905
Reorganization items (7)                                     --            --   |      41,740           --           --          --
                                                     ---------------------------|---------------------------------------------------
Income (loss) from continuing operations before                                 |
   income taxes                                          10,003         4,463   |     (37,588)      (8,849)     (12,633)      2,905
Income tax provision (benefit)                            3,397         1,769   |     (17,511)       6,154       (3,321)      1,927
                                                     ---------------------------|---------------------------------------------------
Income (loss) from continuing operations                  6,606         2,694   |     (20,077)     (15,003)      (9,312)        978
Discontinued operations, net of taxes:                                          |
   Loss (gain) from discontinued operations                  --            --   |       1,440       20,142        4,351      (2,368)
   Loss (gain) on disposition of discontinued                                   |
     operations                                           2,517         1,444   |        (214)          --           --          --
Extraordinary gain, net of taxes (8)                         --            --   |      29,370           --           --          --
                                                     ---------------------------|---------------------------------------------------
Net income (loss)                                     $   4,089      $  1,250   |   $   8,067    $ (35,145)   $ (13,663)  $   3,346
                                                     ===========================|===================================================
PER SHARE DATA, BASIC AND DILUTED (9):                                          |
Income from continuing operations                     $    1.33      $   0.54   |
Loss from discontinued operations                         (0.51)        (0.29)  |
                                                     -------------------------  |
Net income per common share                           $    0.82      $   0.25   |
                                                     =========================  |
                                                                                |
Weighted average number of shares outstanding, basic                            |
   and diluted                                            4,960         4,960   |
                                                     =========================  |

                                                 Reorganized Company    |           Predecessor Company
                                                ------------------------|--------------------------------------
                                                                        |
                                                3/30/02       3/31/01   |    3/25/00      3/27/99       3/28/98
                                                ------------------------|--------------------------------------
BALANCE SHEET DATA:                                                     |
Working capital (10), (11)                      $  3,711     $ 27,079   |  $(103,105)     $ 31,404     $ 26,617
Total assets (2)                                 125,271      130,683   |    168,695       206,748      180,134
Senior subordinated notes                             --           --   |     90,000        90,000       90,000
Long term debt, net of current portion (11)       12,182       43,541   |     15,145        53,109       22,954
Stockholders' equity (deficit)                    55,838       51,943   |    (14,440)       22,456       36,532

----------
Notes to Selected Financial Data:

(1) The Company did not declare dividends during any of the periods or fiscal years presented.

(2) The growth in net sales and total assets between fiscal years 1998 and 1999 is attributable to the acquisition of the SCFTI facility in Greenville, South Carolina on July 24, 1997.

(3) During fiscal 2000, the Company incurred approximately $4.0 million of costs associated with the investigation and restatement of the Company's financial statements for fiscal 1999 and 1998, and the restructuring of the Company's balance sheet.

(4) During fiscal 1999 and fiscal 1998, the Company incurred approximately $3.2 million and $1.8 million, respectively, of pre-tax charges associated with the reorganization and relocation of certain of its foreign and domestic operations. These costs were incurred to consolidate production within the Company's foreign operations to lower cost facilities located within the foreign market (1999 and 1998), close the Company's China facility (1999) and relocate the corporate headquarters to the Company's Greenville, South Carolina facility (1999).

(5) During fiscal 1999, after exploring a variety of strategic alternatives, the Company entered into an investment agreement with a third party. The Company and the third party subsequently reached a mutual agreement to terminate such agreement. The Company incurred approximately $2.5 million of fees and expenses during fiscal 1999 related to the investment agreement and its termination. This charge included a reimbursement to the third party for fees and expenses incurred by it.

(6) Contractual interest for the period from March 26, 2000 to October 10, 2000, was $8.5 million. Interest expense on the Company's Notes was reported to the Petition Date (April 10, 2000). Such interest expense was not reported subsequent to that date because it was not required to be paid during the bankruptcy proceedings and was not an allowed claim under the Plan. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $4.7 million for the period from March 26, 2000 to October 10, 2000.

(7) During the period from March 26, 2000 to October 10, 2000, the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 resulted in a net charge of approximately $34.0 million. Professional fees and expenses of $3.7 million included in Reorganization Items for the period represent fees and expenses associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The revaluation of the Notes totaled $2.9 million, representing the write-off of related deferred financing costs. Also included in this amount is $1.1 million of restructuring charges that consist primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer.

(8) During the period from March 26, 2000 to October 10, 2000, the early extinguishment of the Notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million. This was offset by a loss recognized in the amount of $573,000 related to deferred financing costs associated with the early termination of the Company's prior credit facility during the period.

(9) Share and per share data are not meaningful on or prior to October 10, 2000 due to the significant change in the capital structure that resulted from the Plan.

(10) As of March 25, 2000, the working capital of the Company was in a negative position due to the reclassification of the $90 million Notes to current liabilities.

(11) The decrease in working capital and long-term debt, net of current portion, at March 30, 2002 is principally due to the classification of the Company's Subordinated Secured Note due October 11, 2002, with an outstanding balance of $18.9 million at March 30, 2002, as a current liability at March 30, 2002. The Company intends to refinance the Subordinated Secured Note prior to its maturity on October 11, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is a leading low-cost independent supplier of automotive airbag fabric and cushions, with operations in North America and Europe. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report. Except for the historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results could differ materially from those forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" regarding forward-looking information at the beginning of this Form 10-K and from time to time, in the Company's other filings with the Securities and Exchange Commission.

Critical Accounting Policies

      The following discussion and analysis of financial condition and results of operations are based on the Company's Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments.

      Estimates and assumptions are based on historical data and other assumptions that management believes are reasonable in the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reported period.

      Judgments are based on management's assessment as to the effect certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in the Consolidated Financial Statements. It is important that the reader of the financial statements understand that actual results could differ from these estimates, assumptions and judgments.

      In addition, judgment is involved in determining which accounting policies and estimates would be considered as "critical". Because the Company does business with generally large, well-established customers, the Company has not historically been, nor is it expected in the future to be, exposed to significant bad debt or inventory losses. Accordingly, the estimates of the allowance for bad debts and of inventory reserves are not considered to be critical accounting policies or estimates. In addition, the Company emerged from bankruptcy in October 2000, revalued its tangible assets at that time, has positive cash flow and is expanding its business operations. Accordingly, estimates of tangible asset impairment are not considered to be a critical accounting policy or estimate. We believe the following critical accounting policy contains the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

      Discontinued Operations. As discussed in Notes 1 and 3, we have reported the metal and defense businesses as discontinued operations in our Consolidated Financial Statements as of October 10, 2000, or the measurement date, and through March 30, 2002. The Company sold a portion of the discontinued operations in September 2001, and at March 30, 2002, only Galion remains as a discontinued operation. Continuing to report Galion as a discontinued operation at March 30, 2002 required the Company to make estimates regarding (1) the results of operations to the expected disposal date and (2) the expected proceeds to be received upon sale. Based on the Company's determination that losses were expected both from operations and upon disposal, the Company accrued substantial charges for future losses in the period from March 26, 2000 to October 10, 2000, the period from October 11, 2000 to March 31, 2001 and the year ended March 30, 2002. Accordingly, the businesses' net losses during the period from October 11, 2000 to March 31, 2001 and for the year ended March 30, 2002, which were incurred subsequent to the measurement date, have been applied against the accrued losses and have not been recognized as losses as incurred in our Consolidated Statements of Operations. For the year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000 and the year ended March 25, 2000, operating (losses) gains of Galion were ($197,000), $140,000, $(200,000) and $(52,000), respectively, and are deferred and included as a component of net assets held for sale in the consolidated balance sheet and accordingly have not been recognized as losses in the consolidated statements of operations. A reversal of discontinued operations reporting resulting from, among other things, a failure to consummate a sale of Galion, would require us to reverse the charges to discontinued operations recorded in 2001 and 2002 and recognize the losses in our Consolidated Statements of Operations as incurred. The balance of "Net assets held for sale" of $2.6 million at March 30, 2002 principally represents management's best estimate, based on information available to management at this time, of (1) the future operations of Galion and
(2) the expected proceeds to be received upon sale.

Results of Operations

      On October 10, 2000, the Company consummated the Plan as discussed in the Consolidated Financial Statements and the Notes thereto. Accordingly, the Consolidated Financial Statements for the fifty-two weeks ended March 30, 2002 and the period from October 11, 2000 to March 31, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result of the implementation of fresh start accounting, the financial information for the fifty-two weeks ended March 30, 2002 and the period from October 11, 2000 to March 31, 2001 are not comparable to prior periods.

Acquisition

      On November 2, 2001, the Company's U.K. subsidiary, Automotive Safety Components International Limited, acquired the airbag business (operated under the name of Woodville Airbag Engineering) of TISPP UK Limited, a subsidiary of Smiths Group PLC, to expand its European operations. Such acquisition contributed $7.8 million in sales and had a negative impact of $1.1 million on gross profit and $1.5 million on operating income for the period from November 3, 2001 to March 30, 2002.

      The following table summarizes operating results of the Company for fiscal 2002, 2001 and 2000 (in thousands):

                                                           Combined
                                                        Reorganized and
                                           Reorganized    Predecessor    Reorganized
                                             Company        Company         Company        Predecessor Company
                                           -------------------------------------------|----------------------------
                                            Fifty-two     Fifty-three    Period from  |  Period from     Fifty-two
                                           Weeks Ended    Weeks Ended      10/11/00   |    3/26/00      Weeks Ended
                                             3/30/02        3/31/01       to 3/31/01  |  to 10/10/00      3/25/00
                                           -------------------------------------------|----------------------------
Net sales                                   $ 203,323      $ 201,191       $ 92,052   |   $ 109,139      $ 194,667
Gross profit                                   26,506         28,547         12,715   |      15,832         26,418
Income from operations                         13,112         15,560          6,697   |       8,863          6,855
Other (income) expense, net                    (1,001)           598           (280)  |         878          1,729
Interest expense, net                           4,110          6,347          2,514   |       3,833         13,975
Reorganization items                               --         41,740             --   |      41,740             --
Income tax provision (benefit)                  3,397        (15,742)         1,769   |     (17,511)         6,154
Loss on discontinued operations, net of                                               |
    taxes                                      (2,517)        (2,670)        (1,444)  |      (1,226)       (20,142)
Extraordinary gain, net of taxes                   --         29,370             --   |      29,370             --
Net income (loss)                           $   4,089      $   9,317       $  1,250   |   $   8,067      $ (35,145)

      Results of operations for the fifty-two week period ended March 30, 2002 and March 25, 2000 contain one less week of operations as compared to the fifty-three week period ended March 31, 2001 as a result of the Company's fiscal year ending on the Saturday closest to March 31. The Consolidated Financial Statements for all periods presented above have been reclassified to reflect the Company's non-core businesses as discontinued operations. See Note 3 to the Consolidated Financial Statements for further information on the discontinued operations.

      The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                                   Combined
                                                Reorganized and
                                   Reorganized    Predecessor     Predecessor
                                     Company        Company         Company
                                   ---------------------------------------------
                                    Fifty-two     Fifty-three      Fifty-two
                                   Weeks Ended    Weeks Ended     Weeks Ended
                                     3/30/02        3/31/01         3/25/00
                                   ---------------------------------------------
Net sales                             100.0%         100.0%          100.0%
Gross profit                           13.0           14.2            13.6
Income from operations                  6.4            7.7             3.5
Interest expense, net                   2.0            3.2             7.2
Income tax provision (benefit)          1.7           (7.8)            3.2
Net income (loss)                       2.0            4.6           (18.1)

      The Consolidated Financial Statements for the period subsequent to the consummation of the Plan (fifty-two weeks ended March 30, 2002 and period from October 11, 2000 to March 31, 2001) were prepared under the principles of fresh start reporting for companies emerging from a plan of reorganization and are not comparable to prior periods. The Company believes that the most meaningful comparisons are made using the combined financial information of the Reorganized and Predecessor Company for the period from March 26, 2000 to March 31, 2001 (fiscal 2001) above and therefore this discussion addresses such combined information.

Fifty-two Weeks Ended March 30, 2002 Compared to Fifty-three Weeks Ended March 31, 2001

      Net Sales. Net sales increased by $2.1 million or 1.1% to $203.3 million in fiscal 2002 compared to fiscal 2001. The increase is attributable to the acquisition of Woodville, offset by one less week of operations compared to the prior year and a decrease in sales of technical fabric products. North American operations showed decreased sales of $3.9 million or 3.0% for airbag cushions and airbag and technical fabrics products over the prior fiscal year. One less week of operations resulted in a reduction of $2.4 million in net sales. The remaining $1.5 million decrease is attributed to the weaker demand for technical fabrics products. European operations experienced increased net sales of $6.0 million or 8.3% over the prior fiscal year. The increase in European operations includes $7.8 million in net sales from the acquisition of Woodville, offset by one less week of operations, representing $1.4 million in decreased net sales. The remaining decrease of approximately $400,000 is due to the postponement of new programs replacing expired product lines. Such programs were in production at the beginning of fiscal 2003.

      Gross Profit. Gross profit decreased by $2.0 million or 7.2% to $26.5 million in fiscal 2002 compared to fiscal 2001. The decrease in gross profit is attributed to $1.1 million in losses associated with the initial ramp up of new programs at Woodville, price adjustments on existing product lines of our customers of $1.3 million and an approximate $300,000 decline due to one less week of operations. Fiscal 2001 included a charge of $710,000 resulting from the application of fresh start accounting to record inventory at its fair value. Gross profit as a percentage of net sales decreased to approximately 13.0% from 14.2% for the prior fiscal year. The decrease as a percentage of net sales was due to the items discussed above.

      Income from Operations. Income from operations decreased by $2.4 million or 15.7% to $13.1 million in fiscal 2002 compared to fiscal 2001. The decrease is attributable to the $2.0 million decrease in gross profit discussed above in addition to approximately $400,000 of re-qualification and other costs incurred in preparation of the relocation of the Woodville operation to other Company facilities. The relocation of the Woodville operations is expected to reduce future production costs. Income from operations as a percentage of net sales decreased to 6.4% for fiscal 2002 from 7.7% for fiscal 2001. The decrease as a percentage of net sales was primarily a result of the items discussed above.

      Other (Income) Expense, net. The Company recorded other income of $1.0 million for fiscal year 2002 as compared to other expense of $598,000 for fiscal year 2001. The Company recorded net foreign transaction gains of $756,000 during the year, while net foreign transaction losses of $639,000 were recorded in the prior year.

      Interest Expense, net. Interest expense decreased $2.2 million or 35.2% to $4.1 million in fiscal 2002 compared to fiscal 2001. The decrease is attributable to the Company's lower average outstanding balances on its revolving credit facility and other long-term debt during the year, as well as lower interest rates.

      Reorganization Items. In fiscal 2001, professional fees and expenses were included in Reorganization Items totaling $3.7 million. Such expenses represent fees and expenses of the Company's various legal and financial advisors, the financial and legal advisors for the Company's senior lenders and Noteholders and other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The revaluation of the Notes totaled $2.9 million, representing the write-off of related deferred financing costs. Also included in Reorganization Items in fiscal 2001 are restructuring charges that consist primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer. The impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 resulted in a net charge of approximately $34.0 million.

      Provision for Income Taxes. The provision for income taxes primarily represents taxes on results of continuing operations in the United States. The Company's effective tax rate for fiscal 2002 was 34%. This overall effective tax rate is favorably impacted by the utilization of certain net operating loss carryforward credits at certain of the Company's foreign operating subsidiaries during fiscal 2002. Income taxes for fiscal 2001 reflect a benefit principally due to fresh start and other reorganization adjustments and adjustments for deferred tax valuation allowances previously established against deferred tax assets.

      Discontinued Operations. The fiscal 2002 loss of $4.2 million (before income tax benefit of $1.7 million) is principally the result of additional reserves for discontinued operations due to a $6.6 million operating loss on Valentec Wells, LLC (including approximately $1.7 million for its relocation) prior to its sale in September 2001, a $2.9 million gain on the sale of Valentec Wells, LLC, and an approximate $200,000 operating loss on Galion, Inc. during the year. See Note 3 to the Consolidated Financial Statements for further information concerning discontinued operations.

      Extraordinary Gain. In fiscal 2001, the early extinguishment of the Notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million. This was offset by a loss recognized in the amount of $573,000 for the write-off of deferred financing costs associated with the early termination of a prior credit facility.

      Net Income. Net income was $4.1 million in fiscal 2002 compared to a net income of $9.3 million in fiscal 2001. This decrease in earnings resulted from the items discussed above.

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

      Other Expense, net. Other expense decreased by $1.1 million or 65.4% to $598,000 in fiscal 2001 compared to the prior fiscal year. The decrease from prior year is attributable primarily to decreased realized exchange losses and other expenses.

      Interest Expense, net. Interest expense decreased $7.6 million or 54.6% to $6.3 million in fiscal 2001 compared to the prior fiscal year. The decrease is attributable to the Company not being required to recognize interest expense of $8.7 million after April 10, 2000 on its Notes pursuant to the Company's restructuring agreement in the Chapter 11 bankruptcy proceeding, and the offsetting effect of interest on higher revolving credit balances that were incurred due to the funding of reorganization expenses versus the prior year.

      Reorganization Items. Professional fees and expenses included in Reorganization Items totaled $3.7 million for fiscal 2001, and such expenses represent fees and expenses of the Company's various legal and financial advisors, the financial and legal advisors for the Company's senior lenders and Noteholders, and other professionals associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The revaluation of the Notes totaled $2.9 million, representing the write-off of related deferred financing costs. Also included in Reorganization Items in fiscal 2001 are restructuring charges that consist primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer. The impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 resulted in a net charge of approximately $34.0 million.

      Provision for Income Taxes. Income taxes for fiscal 2001 reflect a benefit principally due to fresh start and other reorganization adjustments, offset by current year tax liability relating to taxable income from operations and certain adjustments for deferred tax valuation allowances previously established against deferred tax assets.

      Discontinued Operations. Loss from discontinued operations decreased $17.5 million or 86.7% to $2.7 million in fiscal 2001 compared to the prior fiscal year. The decrease is primarily attributable to the prior year's inclusion of a $17.7 million goodwill write-off due to impairment of goodwill related to the Valentec Wells operations. The current year loss on discontinued operations includes a $1.2 million realized gain on the sale of VSI offset by estimated plant relocation expenses, interest costs, professional fees and estimated losses until the expected disposition of the remaining defense businesses. During the fourth quarter of fiscal 2001, the Company recorded an additional charge of $1,444,000, net of income taxes of $848,000, for the estimated net loss on the disposition of the non-core businesses.

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

Liquidity and Capital Resources

      It is expected that the Company's equipment and working capital requirements will continue to increase as a result of the anticipated growth of its operations. The Company estimates that it will spend approximately $9.7 million for capital projects in fiscal 2003. This growth is expected to be funded through a combination of cash flows from operations, equipment financing and through the use of the Company's line of credit.

Credit Facilities

      The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 11, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings permitted under the Congress Facility (and its borrowing limitations) are $4.9 million in term loans which are to be repaid in equal monthly installments of approximately $112,000, with the unpaid principal amount due on October 11, 2003, unless the Congress Facility is renewed at that time. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, through which the Company had $0 and $350,000 of letters of credit outstanding at March 30, 2002 and March 31, 2001, respectively. At March 30, 2002, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $30.1 million.

      The interest rate on the Congress Facility is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). Under the terms of the Congress Facility, the Company may make borrowings based on the prime rate or LIBOR rate, in each case with an applicable margin applied to the rate. At March 30, 2002, the margin on prime rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. The Company is required to pay a monthly commitment fee of 0.375% on the unused portion of the Congress Facility.

      The Company's $18.9 million subordinated secured note facility (the "Subordinated Facility") with KeyBank National Association and Fleet Bank expires on October 11, 2002; accordingly, such amount was classified in the current portion of long term debt as of March 30, 2002. The Company has commenced the process of negotiating a replacement for this facility and, although no assurances can be given in this regard, believes that it will be able to successfully negotiate a replacement for the facility prior to October 2002.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant. In addition, the Subordinated Facility provides for mandatory prepayments of principal in the event that the Company's Consolidated EBITDA (as defined) exceeds certain specified levels following the Emergence Date. As of March 30, 2002, the Company estimates $1.7 million in prepayments are required within 90 days following the end of fiscal 2002. Additionally, both the Congress Facility and the Subordinated Facility contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies under the Congress Facility; incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends (no dividends are permitted to be paid to holders of the Company's common stock) or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 30, 2002 the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

Other Long-term Obligations

      On March 28, 2002, the Company as guarantor, its Czech subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage note facility dated June 4, 1997. This amendment extends the mortgage facility for five years, bears interest at a rate of 1.7% over EURIBOR (EURIBOR was 2.92% at March 30, 2002), requires monthly payments of approximately $62,500 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic.

      On November 2, 2001, pursuant to the Woodville purchase agreement between ASCIL and TISPP UK Limited, ASCIL agreed to payments totaling approximately $2.3 million, with $846,000 paid on May 2, 2002 and $1.4 million to be paid on November 2, 2002, relating to the acquisition of substantially all of the production assets and inventory of the airbag business of TISPP UK Limited. The payments are non-interest bearing and were discounted to present value using an imputed interest rate of 5.00%.

      On April 1, 1999, the Company's German subsidiary secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Germany. The note is secured by the real estate in Germany acquired through the mortgage. In July 1999, the Company refinanced the note and reduced the outstanding indebtedness to $2.1 million (currently $1.7 million) and subsequently supported by a cash collateral deposit of approximately $891,000. The note consists of two tranches. Tranche A totals approximately $1.0 million, bearing interest at 4.05%, and is payable in semi-annual installments of approximately $70,000 beginning on December 30, 2001 through June 30, 2009. Tranche B totals approximately $674,000, bearing interest at 3.75%, and is payable in semi-annual installments of approximately $19,000 also beginning on December 30, 2001 through June 30, 2019.

      On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc. ("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (3.86% at March 30, 2002), requires monthly payments of approximately $150,000 and is secured by certain equipment located at SCFTI.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at March 30, 2002.

                                                          As of March 30, 2002
                                 --------------------------------------------------------------------
                                  Total       2003      2004      2005      2006      2007   Thereafter
                                 --------------------------------------------------------------------
Contractual obligations

  Credit facility                $ 4,919    $ 1,348    $1,348    $1,348    $  875    $   --    $   --
  Other long-term debt            32,001     23,600     2,516     2,628     1,517       933       807
  Capital lease obligations          443        233       120        90        --        --        --
  Operating lease commitments      2,910      1,192       446       340       318       310       304
                                 --------------------------------------------------------------------

             Total               $40,273    $26,373    $4,430    $4,406    $2,710    $1,243    $1,111
                                 ====================================================================

      The Company's SCFTI subsidiary had an operating lease for certain weaving equipment that expired at the end of May 2002. On May 16, 2002, the Company exercised its option under the lease to purchase the equipment for approximately $1.0 million.

Cash Flows

      During fiscal 2002, net cash provided by operating activities from continuing operations was $23.3 million, arising from income from continuing operations of $6.6 million, non-cash items of $9.8 million (principally depreciation and amortization and changes in deferred taxes) and changes in operating assets and liabilities of $6.9 million (principally an increase in accounts payable due to better terms from creditors post-restructuring and the Woodville acquisition). Net cash used by continuing operations for investing activities was $7.3 million, of which $1.8 million was used for the acquisition of Woodville. The remaining $5.5 million was used for the acquisition of additional property, plant and equipment to expand the Company's production capacity worldwide. Net cash used by continuing operations for financing activities in fiscal 2002 was $17.1 million, principally reflecting payments on the Congress Facility of $12.2 million. In addition, total payments on the Subordinated Facility were $2.0 million, along with payments on various other debt and long term obligations totaling $3.0 million. The above activities, in conjunction with the unfavorable effects of foreign exchange rates of $509,000 and the cash used by discontinued operations of $675,000, resulted in a net decrease in cash and cash equivalents of $2.3 million in fiscal year 2002.

New Accounting Pronouncements

      Accounting Standard Adopted - In June 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. This standard was applied to the accounting and disclosure for the acquisition of Woodville.

      Accounting Standards Adopted After Year End - In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This new standard requires that upon adoption, amortization of goodwill (in the Company's case, primarily its "Reorganization value in excess of amounts allocable to identifiable assets") and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. The Company will adopt SFAS 142 on March 31, 2002, the beginning of fiscal year 2003. Based on the Company's preliminary determination of the effect of adopting SFAS 142, management believes that the unamortized balance of its excess reorganization value, $14.6 million at March 30, 2002 will be written off as a change in method of accounting from adoption of a new accounting standard on March 31, 2002, the first day of fiscal 2003.

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The Company will adopt SFAS 144 with the beginning of fiscal year 2003. The Company is evaluating the impact of the adoption of SFAS 144 and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Company's revolving credit facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of June 25, 2002, the Company's interest rates under its revolving credit facility approximated 4.5%. Due to the variability of the interest rates, a hypothetical increase or decrease in the interest rates of 100 basis points relating to the Congress Facility would result in an addition to or reduction in interest expense of approximately $100,000 on an annual basis.

      The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar have historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

      On December 18, 2001, the Company entered into two forward exchange contracts with aggregate notional amounts totaling 1.5 million British pounds, to buy British pounds for periods and amounts consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and the November 2, 2002 scheduled payments on the note for the acquisition of Woodville. The changes in fair value of these contracts are being recognized in results of operations because the forward contracts did not qualify as a cash flow hedge under SFAS 133. There was no significant impact on earnings resulting from the forward contracts for the fifty-two weeks ended March 30, 2002 because the fair value of the forward foreign exchange contracts was not significant at March 30, 2002.

      The Company does not enter into financial instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      This item appears in Item 14(a)(1) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.

      The information called for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those respective portions of the Company's 2002 Annual Meeting Proxy Statement to be filed hereafter which contains such information.

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

(3)    Exhibits:

      2.1 Joint Plan of Reorganization of Safety Components Debtors Under Chapter 11 Bankruptcy Code dated June 12, 2000 (5)

      2.2 First Amended Joint Plan of Reorganization of Safety Components International, Inc., Safety Components Fabric Technologies, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany (DE) Inc., ASCI Holdings UK (DE) Inc., ASCI Holdings Mexico (DE) Inc., and ASCI Holdings Czech (DE) Inc. (6)

      3.1 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Safety Components International, Inc. (7)

      3.2         Amended Bylaws of Safety Components International, Inc. (8)

      4.1 Restructuring Agreement dated April 6, 2000 between Safety Components International, Inc., Robert A. Zummo and the consenting holders signatory thereto (3)

      4.2 First Amendment to Restructuring Agreement dated as of May 10, 2000 between Safety Components and the consenting holders signatory thereto (4)

      10.1 Form of Master Equipment Lease Agreement, dated as of July 10, 1998, between KeyCorp Leasing, a division of Key Corporate Capital Inc. and Safety Components International, Inc. (1)

      10.2 Loan and Security Agreement dated as of October 11, 2000, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (9)

      10.3 Subordinated Secured Credit Agreement dated as of October 11, 2000, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors, KeyBank National Association ("KeyBank") and Fleet Bank, as lenders, and KeyBank as administrative agent (10)

      *10.4       Safety Components International, Inc. 2001 Stock Option Plan
                  (11)

      *10.5 Employment agreement, effective May 18, 2001 between Safety Components International, Inc. and John C. Corey (11)

      *10.6 Employment agreement, effective May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes (11)

      *10.7 Employment agreement, effective May 18, 2001 between Safety Components International, Inc. and Stephen B Duerk (11)

      *10.8       Form of Stock Option Agreement (11)

      *10.9       Form of Severance Letter (11)

      10.11 Warrant Agreement, dated as of October 11, 2000, by and between Safety Components International, Inc. and Continental Stock Transfer and Trust Company, acting solely in its capacity as agent for each of the holders of Warrants issued by the Company (11)

      *10.12 Employment agreement, effective April 19, 1999, between Safety Components International, Inc. and Robert A. Zummo (11)

      *10.13 Employment agreement, effective March 29, 1999, between Safety Components International, Inc. and John C. Corey (11)

      *10.14 Employment agreement, effective August 23, 1999, between Safety Components International, Inc. and Brian P. Menezes
                  (11)

      *10.15 Employment agreement, dated as of June 1, 1998 between Safety Components International, Inc. and Stephen Duerk (2)

      *10.17      Safety Components International, Inc. Executive Deferral
                  Program (12)

      *10.18 Amendment No. 1 to the Safety Components International, Inc. Executive Deferral Program (12)

      *10.19 Amendment dated June 27, 2001 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and John C. Corey (12)

      *10.20 Amendment dated June 27, 2001 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes (12)

      10.21 Amendment No. 1 and Consent to Loan and Security Agreement, dated November 2, 2001, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (13)

      *10.22 Safety Components International, Inc. 2002 Management Incentive Bonus Program

      10.23 Amendment No.1, dated March 28, 2002, to the Credit Facility Agreement dated May 29, 1997 between Automotive Safety Components International s.r.o. and HVB Bank Czech Republic a.s.

      10.24 Letter of Guarantee, dated March 28, 2002, between Safety Components International, Inc. and HVB Bank Czech Republic a.s.

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

----------

Footnotes:

      (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998 (as exhibit 10.50).

      (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998 (as exhibit 10.49).

      (3) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on April 13, 2000.

      (4) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on May 19, 2000.

      (5) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended March 25, 2000 (as exhibit 2.3).

      (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 2.4).

      (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 3.5).

      (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 3.6).

      (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 10.68).

      (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 10.69).

      (11) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 2001.

      (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

      (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 2001.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were required to be filed by the Company during the fourth quarter of fiscal 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SAFETY COMPONENTS INTERNATIONAL, INC.


                                        By:    /s/ John C. Corey
                                               ---------------------------------
                                               John C. Corey
                                               Chief Executive Officer
                                               and President

                                        Date:  June 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature          Title                                  Date
------------------          -----                                  ----


/s/ John C. Corey           Chief Executive Officer,               June 25, 2002
--------------------------  President and Director
John C. Corey


/s/ Carroll R. Wetzel, Jr.  Director, Chairman of the Board        June 25, 2002
--------------------------
Carroll R. Wetzel, Jr.


/s/ Brian P. Menezes        Vice President, Chief Financial        June 25, 2002
--------------------------  Officer (Principal Financial Officer)
Brian P. Menezes


/s/ William F. Nelli        Corporate Controller                   June 25, 2002
--------------------------
William F. Nelli


/s/ Ben E. Waide III        Director                               June 25, 2002
--------------------------
Ben E. Waide III


/s/ W. Allan Hopkins        Director                               June 25, 2002
--------------------------
W. Allan Hopkins


/s/ Andy Goldfarb           Director                               June 25, 2002
--------------------------
Andy Goldfarb

SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                     Page
INDEPENDENT AUDITORS' REPORTS                                                         F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of March 30, 2002 and March 31, 2001              F-4

     Consolidated Statements of Operations for the Year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001 (Reorganized
        Company), the period from March 26, 2000 to October 10, 2000 and
        the Year ended March 25, 2000 (Predecessor Company)                           F-5

     Consolidated Statements of Stockholders' Equity (Deficit) for the Year
        ended March 30, 2002, the period from October 11, 2000 to March 31, 2001
        (Reorganized Company), the period from March 26, 2000 to October 10,
        2000 and the Year ended March 25, 2000 (Predecessor
        Company)                                                                      F-6

     Consolidated Statements of Cash Flows for the Year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001 (Reorganized
        Company), the period from March 26, 2000 to October 10, 2000 and the
        Year ended March 25, 2000 (Predecessor Company)                               F-7

     Notes to Consolidated Financial Statements                                       F-8

SUPPLEMENTAL SCHEDULE:

II Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Safety Components International, Inc.
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Safety Components International, Inc. and subsidiaries (the "Company") as of March 30, 2002 and March 31, 2001 (Reorganized Company balance sheets), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 30, 2002 (Reorganized Company operations), the period from October 11, 2000 to March 31, 2001 (Reorganized Company operations) and the period from March 26, 2000 to October 10, 2000 (Predecessor Company operations). Our audits also included the financial statement schedule for the year ended March 30, 2002 (Reorganized Company), the period from October 11, 2000 to March 31, 2001 (Reorganized Company) and the period from March 26, 2000 to October 10, 2000 (Predecessor Company) listed in the Index as Supplemental
Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements of the Predecessor Company for the year ended March 25, 2000, prior to the reclassification for discontinued operations discussed in Note 3 to the financial statements, were audited by other auditors whose report, dated June 30, 2000, on those Predecessor Company statements included an explanatory paragraph that described the Company's bankruptcy proceedings and plan of reorganization.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on August 31, 2000, the United States Bankruptcy Court signed an order confirming the Company's plan of reorganization which became effective after the close of business on October 10, 2000. Accordingly, the accompanying financial statements subsequent to October 10, 2000 have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, such Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2002 and March 31, 2001, and the results of its operations and its cash flows for the year ended March 30, 2002, and the period from October 11, 2000 to March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, such Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the Predecessor Company's results of operations and cash flows for the period from March 26, 2000 to October 10, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended March 30, 2002 (Reorganized Company), the period from October 11, 2000 to March 31, 2001 (Reorganized Company), and the period from March 26, 2000 to October 10, 2000 (Predecessor Company), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the adjustments described in Note 3 to the financial statements that were applied to reclassify the Predecessor Company financial statements for the year ended March 25, 2000 to give effect to the Company's metal and defense businesses as discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied.


DELOITTE & TOUCHE LLP

Greenville, South Carolina
June 4, 2002

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


ARTHUR ANDERSEN LLP

New York, New York
June 30, 2000


                                      F-3A

                   SPECIAL NOTE REGARDING OUR FORMER AUDITORS

The Company's consolidated financial statements for the year ended March 25, 2000, included in this filing on Form 10-K, were audited by Arthur Andersen LLP. (On April 10, 2000, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from bankruptcy protection on October 11, 2000.) On June 15, 2002, Arthur Andersen was convicted on charges of federal obstruction of justice arising from the government's investigation of Enron Corporation. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to obtain an audit opinion of Arthur Andersen in certain circumstances. The Company has not been able to obtain, after reasonable efforts, the written consent to the reissuance of Arthur Andersen's audit opinion for the consolidated financial statements for the year ended March 25, 2000, as required by SEC rules. Accordingly, investors in the Company will not have legal recourse against Arthur Andersen and therefore an investor's right of recovery may be limited as a result of the lack of consent to the reissuance of Arthur Andersen's audit opinion.


                                      F-3B

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                             March 30,      March 31,
                                                                                               2002            2001
                                                                                             ---------      ---------
ASSETS

Current assets:
     Cash and cash equivalents .........................................................     $   2,692      $   4,994
     Accounts receivable, net ..........................................................        35,056         32,730
     Receivable from affiliate, net ....................................................            --            564
     Inventories, net ..................................................................        16,774         16,626
     Prepaid and other .................................................................         2,521          4,403
                                                                                             ---------      ---------
          Total current assets .........................................................        57,043         59,317

Property, plant and equipment, net .....................................................        48,044         45,555
Reorganization value in excess of amounts allocable to identifiable assets, net ........        14,576         15,111
Intangible assets, net .................................................................         1,071          1,118
Other assets ...........................................................................         1,900          2,015
Net assets held for sale ...............................................................         2,637          7,567
                                                                                             ---------      ---------
          Total assets .................................................................     $ 125,271      $ 130,683
                                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................................     $  18,516      $  11,962
     Accrued and other current liabilities .............................................         9,635         11,751
     Current portion of long-term debt .................................................        25,181          8,525
                                                                                             ---------      ---------
          Total current liabilities ....................................................        53,332         32,238

Long-term debt .........................................................................        12,182         43,541
Other long-term liabilities ............................................................         3,919          2,961
                                                                                             ---------      ---------
          Total liabilities ............................................................        69,433         78,740
                                                                                             ---------      ---------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued .........................            --             --
     Common stock: $.01 par value per share - 20,000,000 shares authorized; 5,000,000
       shares issued and 4,959,678 and 4,960,381 shares outstanding, respectively ......            50             50
     Common stock warrants .............................................................            34             34
     Additional paid-in-capital ........................................................        50,916         50,916
     Treasury stock: 40,322 and 39,619 shares at cost, respectively ....................          (411)          (404)
     Retained earnings .................................................................         5,339          1,250
     Accumulated other comprehensive (loss) income .....................................           (90)            97
                                                                                             ---------      ---------
          Total stockholders' equity ...................................................        55,838         51,943
                                                                                             ---------      ---------
          Total liabilities and stockholders' equity ...................................     $ 125,271      $ 130,683
                                                                                             =========      =========

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands, except share and per share data)

                                                                           Reorganized Company              Predecessor Company
                                                                    ------------------------------- | ------------------------------
                                                                     Year ended     Period from     |   Period from       Year ended
                                                                      March 30,   October 11, 2000  |   March 26, 2000     March 25,
                                                                        2002      to March 31, 2001 | to October 10, 2000    2000
                                                                    ------------- ----------------- | ------------------- ----------
Net sales .........................................................  $ 203,323        $ 92,052      |     $ 109,139       $ 194,667
Cost of sales, excluding depreciation .............................    169,527          76,201      |        89,406         160,804
Depreciation ......................................................      7,290           3,136      |         3,901           7,445
                                                                     ---------        --------      |     ---------       ---------
          Gross profit ............................................     26,506          12,715      |        15,832          26,418
                                                                                                    |
Selling and marketing expenses ....................................      1,784             931      |         1,074           3,153
General and administrative expenses ...............................      9,811           4,304      |         4,867          10,290
Research and development expenses .................................        899             335      |           353             665
Amortization of intangible assets .................................        900             448      |           675           1,486
Restructuring and restatement .....................................         --              --      |            --           3,969
                                                                     ---------        --------      |     ---------       ---------
          Income from operations ..................................     13,112           6,697      |         8,863           6,855

Other (income) expense, net .......................................     (1,001)           (280)     |           878           1,729
Interest expense, net (contractual interest of                                                      |
     $8,486 during the period from March 26, 2000                                                   |
     to October 10, 2000) ...... ..................................      4,110           2,514      |         3,833          13,975
                                                                     ---------        --------      |     ---------       ---------
          Income (loss) from continuing operations before                                           |
                reorganization items ...... .......................     10,003           4,463      |         4,152          (8,849)
                                                                                                    |
Reorganization items:                                                                               |
Fair value adjustments ............................................         --              --      |        34,013              --
Restructuring charges .............................................         --              --      |         1,125              --
Professional fees and expenses ....................................         --              --      |         3,729              --
Loss on revaluation of senior subordinated notes ..................         --              --      |         2,902              --
Interest earned on accumulated cash ...............................         --              --      |           (29)             --
                                                                     ---------        --------      |     ---------       ---------
          Income (loss) from continuing operations                                                  |
            before income tax provision (benefit) .................     10,003           4,463      |       (37,588)         (8,849)
                                                                                                    |
Provision (benefit) for income taxes ..............................      3,397           1,769      |       (17,511)          6,154
                                                                     ---------        --------      |     ---------       ---------
          Income (loss) from continuing operations ................      6,606           2,694      |       (20,077)        (15,003)
                                                                                                    |
Discontinued operations:                                                                            |
Loss from discontinued operations, net of income tax                                                |
     benefit of $847 for the period from March 26, 2000                                             |
     to October 10, 2000 ... ......................................         --              --      |         1,440          20,142
Loss (gain) on disposition of discontinued operations,                                              |
     net of income tax benefit of $1,661 and $848,                                                  |
     and provision of $125, respectively .... .....................      2,517           1,444      |          (214)             --
                                                                     ---------        --------      |     ---------       ---------
          Income (loss) before extraordinary gain .................      4,089           1,250      |       (21,303)        (35,145)
                                                                                                    |
Extraordinary gain on early extinguishment of debt,                                                 |
     net of income taxes of $17,473 .. ............................         --              --      |        29,370              --
                                                                     ---------        --------      |     ---------       ---------
Net income (loss) .................................................  $   4,089        $  1,250      |     $   8,067       $ (35,145)
                                                                     =========        ========      |     =========       =========
                                                                                                    |
Net income per common share, basic and diluted: (A)                                                 |
          Income from continuing operations .......................  $    1.33        $   0.54      |
          Loss from discontinued operations .......................      (0.51)          (0.29)     |
                                                                     ---------        --------      |
Net income per share, basic and diluted ...........................  $    0.82        $   0.25      |
                                                                     =========        ========      |
                                                                                                    |
Weighted average number of shares outstanding,                                                      |
     basic and diluted (A) ... ....................................      4,960           4,960      |
                                                                      =========        ========     |

(A) Share and per share data are not meaningful prior to October 10, 2000 due to the significant change in capital structure in connection with the Plan of Reorganization.

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          (in thousands, except share)


                                                          Common       Common    Common    Additional   Treasury      Retained
                                                          Stock        Stock     Stock      Paid-in      Stock        Earnings
                                                          Shares       Amount   Warrants    Capital      Amount       (Deficit)
                                                        ----------     ------   --------   ----------   --------      --------
Predecessor Company
Balance at March 27, 1999 .........................      5,136,316      $ 66      $  1      $45,168     $(15,439)     $ (1,134)
    Comprehensive loss for the year ended
      March 25, 2000:
         Net loss .................................             --        --        --           --           --       (35,145)
         Foreign currency translation adjustment ..             --        --        --           --           --            --

    Net comprehensive loss ........................             --        --        --           --           --            --
    Issuance of common stock warrants .............             --        --        50           --           --            --
                                                        ----------      ----      ----      -------     --------      --------
Balance at March 25, 2000 .........................      5,136,316        66        51       45,168      (15,439)      (36,279)
    Comprehensive income for the period from
      March 26, 2000 to October 10, 2000:
         Net income ...............................             --        --        --           --           --         8,067
         Foreign currency translation adjustment ..             --        --        --           --           --            --

    Net comprehensive income ......................             --        --        --           --           --            --
    Fresh start adjustments .......................     (5,136,316)      (66)      (51)          --       15,439        28,212
    Issuance of common stock and warrants .........      5,000,000        50        34        5,748           --            --
    Treasury stock held by subsidiary .............        (39,619)       --        --           --         (404)           --
                                                        ----------      ----      ----      -------     --------      --------
Balance at October 10, 2000 .......................      4,960,381        50        34       50,916         (404)           --
Reorganized Company
    Comprehensive income for the period from
      October 11, 2000 to March 31, 2001:
         Net income ...............................             --        --        --           --           --         1,250
         Foreign currency translation adjustment ..             --        --        --           --           --            --


    Net comprehensive income ......................             --        --        --           --           --            --
                                                        ----------      ----      ----      -------     --------      --------
Balance at March 31, 2001 .........................      4,960,381        50        34       50,916         (404)        1,250
    Comprehensive income for the year ended
      March 30, 2002:
         Net income ...............................             --        --        --           --           --         4,089
         Foreign currency translation adjustment ..             --        --        --           --           --            --

    Net comprehensive income ......................             --        --        --           --           --            --
    Treasury stock held by the Company ............           (703)       --        --           --           (7)           --
                                                        ----------      ----      ----      -------     --------      --------
Balance at March 30, 2002 .........................      4,959,678      $ 50      $ 34      $50,916     $   (411)     $  5,339
                                                        ==========      ====      ====      =======     ========      ========

                                                        Accumulated
                                                          Other
                                                       Comprehensive
                                                       (Loss) income     Total
                                                       -------------   --------
Predecessor Company
Balance at March 27, 1999 .........................      $ (6,206)     $ 22,456
    Comprehensive loss for the year ended
      March 25, 2000:
         Net loss .................................            --       (35,145)
         Foreign currency translation adjustment ..        (1,801)       (1,801)
                                                                       --------
    Net comprehensive loss ........................            --       (36,946)
    Issuance of common stock warrants .............            --            50
                                                         --------      --------
Balance at March 25, 2000 .........................        (8,007)      (14,440)
    Comprehensive income for the period from
      March 26, 2000 to October 10, 2000:
         Net income ...............................            --         8,067
         Foreign currency translation adjustment ..        (3,707)       (3,707)
                                                                       --------
    Net comprehensive income ......................            --         4,360
    Fresh start adjustments .......................        11,714        55,248
    Issuance of common stock and warrants .........            --         5,832
    Treasury stock held by subsidiary .............            --          (404)
                                                         --------      --------
Balance at October 10, 2000 .......................            --        50,596
Reorganized Company
    Comprehensive income for the period from
      October 11, 2000 to March 31, 2001:
         Net income ...............................            --         1,250
         Foreign currency translation adjustment ..            97            97
                                                                       --------
    Net comprehensive income ......................            --         1,347
                                                         --------      --------
Balance at March 31, 2001 .........................            97        51,943
    Comprehensive income for the year ended
      March 30, 2002:
         Net income ...............................            --         4,089
         Foreign currency translation adjustment ..          (187)         (187)
                                                                       --------
    Net comprehensive income ......................            --         3,902
    Treasury stock held by the Company ............            --            (7)
                                                         --------      --------
Balance at March 30, 2002 .........................      $    (90)     $ 55,838
                                                         ========      ========

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                 Reorganized Company          |
                                                                                          ----------------------------------  |
                                                                                                             Period from      |
                                                                                            Year ended     October 11, 2000   |
                                                                                          March 30, 2002   to March 31, 2001  |
                                                                                          --------------   -----------------  |
Cash Flows From Operating Activities:                                                                                         |
  Net income (loss) ................................................................         $  4,089          $  1,250       |
  Loss from discontinued operations ................................................               --                --       |
  Loss (gain) on disposition of discontinued operations ............................            2,517             1,444       |
  Extraordinary gain on early extinguishment of debt ...............................               --                --       |
                                                                                             --------          --------       |
  Income (loss) from continuing operations .........................................            6,606             2,694       |
  Adjustments to reconcile income (loss) from continuing                                                                      |
    operations to net cash provided by (used in) operating activities:                                                        |
       Reorganization items:                                                                                                  |
         Fair value adjustments ....................................................               --                --       |
         Loss on revaluation of senior subordinated notes ..........................               --                --       |
         Interest received on accumulated cash due to Chapter 11 proceeding ........               --                --       |
       Depreciation ................................................................            7,290             3,136       |
       Amortization ................................................................              900               448       |
       Provision for bad debts .....................................................              144               608       |
       (Gain) loss on disposal and write-off of fixed assets and investments .......              174               (34)      |
       Deferred taxes ..............................................................            1,399                --       |
       Accretion of interest on current obligations ................................              (60)               --       |
       Changes in operating assets and liabilities:                                                                           |
           Accounts receivable and receivable from affliate ........................           (1,718)           (1,285)      |
           Inventories .............................................................              501             2,104       |
           Prepaid and other current assets ........................................            1,539             1,218       |
           Other assets ............................................................              110              (927)      |
           Accounts payable ........................................................            6,554            (6,382)      |
           Accrued liabilities .....................................................             (127)           (2,068)      |
                                                                                             --------          --------       |
         Net cash provided by (used in) continuing operations ......................           23,312              (488)      |
         Net cash used in discontinued operations ..................................           (3,752)             (178)      |
                                                                                             --------          --------       |
         Net cash provided by (used in) operating activities .......................           19,560              (666)      |
                                                                                             --------          --------       |
                                                                                                                              |
Cash Flows From Investing Activities:                                                                                         |
       Additions to property, plant and equipment ..................................           (5,488)           (2,112)      |
       Proceeds from sale of other assets ..........................................               --               176       |
       Additional consideration and costs for acquisitions .........................           (1,845)               --       |
                                                                                             --------          --------       |
         Net cash used in continuing operations ....................................           (7,333)           (1,936)      |
         Net cash provided by (used in) discontinued operations ....................            3,626               (40)      |
                                                                                             --------          --------       |
         Net cash (used in) provided by investing activities .......................           (3,707)           (1,976)      |
                                                                                             --------          --------       |
                                                                                                                              |
Cash Flows From Financing Activities:                                                                                         |
       Net (repayment) borrowings on KeyBank revolving credit facility .............               --                --       |
       Proceeds from (repayment of) KeyBank Subordinated DIP term note .............               --           (20,900)      |
       Proceeds from (repayment of) KeyBank Subordinated Secured term note .........           (1,967)           20,900       |
       Proceeds from (repayment of) Congress Subordinated term note ................           (2,161)            7,080       |
       Net (repayment) borrowings on Congress revolving credit facility ............          (10,002)           10,002       |
       Proceeds from (repayment of) Bank of America DIP revolving credit facility ..               --            (8,986)      |
       Proceeds from (repayment of) Bank of America DIP term note ..................               --            (2,244)      |
       (Repayment of) proceeds from Deutsche Bank Mortgage .........................             (200)               --       |
       Repayment of other debt and long term obligations ...........................           (2,760)           (1,865)      |
       Acquisition of treasury stock ...............................................               (7)               --       |
                                                                                             --------          --------       |
         Net cash (used in) provided by continuing operations ......................          (17,097)            3,987       |
         Net cash used in discontinued operations ..................................             (549)             (224)      |
                                                                                             --------          --------       |
         Net cash (used in) provided by financing activities .......................          (17,646)            3,763       |
                                                                                             --------          --------       |
Effect of exchange rate changes on cash and cash equivalents .......................             (509)             (101)      |
                                                                                             --------          --------       |
Change in cash and cash equivalents ................................................           (2,302)            1,020       |
Cash and cash equivalents, beginning of period .....................................            4,994             3,974       |
                                                                                             --------          --------       |
Cash and cash equivalents, end of period ...........................................         $  2,692          $  4,994       |
                                                                                             ========          ========       |
                                                                                                                              |
Supplemental disclosure of cash flow information: Cash paid during the period                                                 |
  for:                                                                                                                        |
       Interest ....................................................................         $  3,228          $  3,714       |
       Income taxes ................................................................              236                --       |
                                                                                                                              |
Supplemental disclosure of non-cash investing and financing activities:                                                       |
  Deferred purchase price of acquisition ...........................................         $  2,915          $     --       |
  Offset of receivable from affiliate against deferred compensation liability                                                 |
    to former officer ..............................................................              564                --       |
  Equipment acquired under capital lease obligations ...............................               --                --       |
  Elimination of 10 1/8% Senior Subordinated Notes, including accrued interest .....               --                --       |
  Write off of common stock of Predecessor Company .................................               --                --       |
  Write off of common stock warrants of Predecessor Company ........................               --                --       |
  Elimination of treasury stock of Predecessor Company .............................               --                --       |
  Issuance of common stock of Reorganized Company ..................................               --                --       |
  Issuance of common stock warrants of Reorganized Company .........................               --                --       |
  Acquisition of treasury stock of Reorganized Company .............................               --                --       |
                                                                                                                              |
                                                                                                Predecessor Company
                                                                                        ------------------------------------
                                                                                            Period from
                                                                                          March 26, 2000        Year ended
                                                                                        to October 10, 2000   March 25, 2000
                                                                                        -------------------   --------------
Cash Flows From Operating Activities:
  Net income (loss) ................................................................          $  8,067           $(35,145)
  Loss from discontinued operations ................................................             1,440             20,142
  Loss (gain) on disposition of discontinued operations ............................              (214)                --
  Extraordinary gain on early extinguishment of debt ...............................           (29,370)                --
                                                                                              --------           --------
  Income (loss) from continuing operations .........................................           (20,077)           (15,003)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by (used in) operating activities:
       Reorganization items:
         Fair value adjustments ....................................................            34,013                 --
         Loss on revaluation of senior subordinated notes ..........................             2,902                 --
         Interest received on accumulated cash due to Chapter 11 proceeding ........               (29)                --
       Depreciation ................................................................             3,901              7,445
       Amortization ................................................................               675              1,486
       Provision for bad debts .....................................................             1,081                713
       (Gain) loss on disposal and write-off of fixed assets and investments .......               (39)               870
       Deferred taxes ..............................................................           (17,511)             6,154
       Accretion of interest on current obligations ................................                --                 --
       Changes in operating assets and liabilities:
           Accounts receivable and receivable from affliate ........................               250              3,036
           Inventories .............................................................            (4,714)             5,154
           Prepaid and other current assets ........................................             1,278                 (8)
           Other assets ............................................................             2,086              2,782
           Accounts payable ........................................................            (1,061)            (2,594)
           Accrued liabilities .....................................................              (202)             2,521
                                                                                              --------           --------
         Net cash provided by (used in) continuing operations ......................             2,553             12,556
         Net cash used in discontinued operations ..................................            (1,733)            (1,349)
                                                                                              --------           --------
         Net cash provided by (used in) operating activities .......................               820             11,207
                                                                                              --------           --------

Cash Flows From Investing Activities:
       Additions to property, plant and equipment ..................................               250             (7,001)
       Proceeds from sale of other assets ..........................................                13                 --
       Additional consideration and costs for acquisitions .........................                --             (2,061)
                                                                                              --------           --------
         Net cash used in continuing operations ....................................            (1,799)            (9,062)
         Net cash provided by (used in) discontinued operations ....................             2,863               (740)
                                                                                              --------           --------
         Net cash (used in) provided by investing activities .......................             1,064             (9,802)
                                                                                              --------           --------

Cash Flows From Financing Activities:
       Net (repayment) borrowings on KeyBank revolving credit facility .............           (37,900)               700
       Proceeds from (repayment of) KeyBank Subordinated DIP term note .............            20,900                 --
       Proceeds from (repayment of) KeyBank Subordinated Secured term note .........                --                 --
       Proceeds from (repayment of) Congress Subordinated term note ................                --                 --
       Net (repayment) borrowings on Congress revolving credit facility ............                --                 --
       Proceeds from (repayment of) Bank of America DIP revolving credit facility ..             8,986                 --
       Proceeds from (repayment of) Bank of America DIP term note ..................             2,244                 --
       (Repayment of) proceeds from Deutsche Bank Mortgage .........................                --              2,136
       Repayment of other debt and long term obligations ...........................            (1,816)            (3,476)
       Acquisition of treasury stock ...............................................                --                 --
                                                                                              --------           --------
         Net cash (used in) provided by continuing operations ......................            (7,586)              (640)
         Net cash used in discontinued operations ..................................              (298)              (868)
                                                                                              --------           --------
         Net cash (used in) provided by financing activities .......................            (7,884)            (1,508)
                                                                                              --------           --------
Effect of exchange rate changes on cash and cash equivalents .......................              (290)              (240)
                                                                                              --------           --------
Change in cash and cash equivalents ................................................            (6,290)              (343)
Cash and cash equivalents, beginning of period .....................................            10,264             10,607
                                                                                              --------           --------
Cash and cash equivalents, end of period ...........................................          $  3,974           $ 10,264
                                                                                              ========           ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
       Interest ....................................................................          $  1,197           $  9,191
       Income taxes ................................................................                --                 35

Supplemental disclosure of non-cash investing and financing activities:
  Deferred purchase price of acquisition ...........................................          $     --           $     --
  Offset of receivable from affiliate against deferred compensation liability
    to former officer ..............................................................                --                 --
  Equipment acquired under capital lease obligations ...............................                --              1,085
  Elimination of 10 1/8% Senior Subordinated Notes, including accrued interest .....           (96,784)                --
  Write off of common stock of Predecessor Company .................................               (66)                --
  Write off of common stock warrants of Predecessor Company ........................               (51)                --
  Elimination of treasury stock of Predecessor Company .............................           (15,439)                --
  Issuance of common stock of Reorganized Company ..................................             5,798                 --
  Issuance of common stock warrants of Reorganized Company .........................                34                 --
  Acquisition of treasury stock of Reorganized Company .............................               404                 --

                See notes to consolidated financial statements.

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

The 2001 Restructuring

      On April 10, 2000 (the "Petition Date"), the Company and certain of its U.S. subsidiaries (collectively, the "Safety Filing Group"), filed a voluntary petition under Chapter 11 of the Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On October 11, 2000 (the "Emergence Date"), the Safety Filing Group emerged from Chapter 11 pursuant to the Plan of Reorganization (the "Plan"), confirmed by the Bankruptcy Court. Pursuant to the Plan, upon emergence, all of the Company's 10-1/8% Senior Notes due 2007 (the "Notes") (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert A. Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock, and warrants to acquire an additional 681,818 shares of such common stock. Immediately upon emergence, the Company had 5,000,000 shares of common stock issued and 4,960,381 shares outstanding and, other than the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. In addition, the Safety Filing Group's trade suppliers and other creditors were paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

      The Plan was accounted for pursuant to Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. The accompanying consolidated financial statements for periods subsequent to October 10, 2000 reflect the use of "fresh start" reporting as required by SOP 90-7. Under "fresh start" reporting, the Company's assets and liabilities were adjusted to estimated fair values and resulted in the creation of a new reporting entity (the "Reorganized Company" or the "Company") with no retained earnings or accumulated deficit as of October 11, 2000. Accordingly, the consolidated financial statements for periods prior to October 11, 2000 (the "Predecessor Company") are not comparable to consolidated financial statements for periods subsequent to October 10, 2000. A black line has been drawn on the accompanying consolidated financial statements and notes thereto to distinguish between financial information of the Reorganized Company and the Predecessor Company. In conjunction with the revaluation of the assets and liabilities, a reorganization value for the entity was determined based upon the approximate fair value of the entity before considering debt requirements. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets and liabilities. The portion of the reorganization value that cannot be attributed to specific tangible or identified intangible assets of the Reorganized Company is reported as "reorganization value in excess of amount allocable to identifiable assets."

      The total reorganization value assigned to the Company's net assets was determined by independent valuation, using the going concern enterprise approach. Such valuation resulted in an estimated reorganization value attributable to the Company's issued common stock of approximately $51.0 million, of which approximately $15.4 million was determined to be the excess of the reorganization value over the fair value of the net assets. The Excess Reorganization Value is being amortized over twenty years.

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      During the period from October 11, 2000 to March 31, 2001, the Company recorded certain transactions through continuing operations that related to the Reorganization Items recorded in the period from March 26, 2000 to October 10, 2000. Income from operations for the period from October 11, 2000 to March 31, 2001 was impacted favorably by a $740,000 reversal of a reserve recorded originally through Reorganization Items in the period from March 26, 2000 to October 10, 2000. Such reserve was related to a disputed claim filed with the Court in the Company's Chapter 11 proceedings, which was settled subsequently in the Company's favor.

      The accompanying consolidated statements of operations for the period March 26, 2000 to October 10, 2000 reflect certain restructuring fees and expenses, including professional fees and expenses, directly related to the debt restructuring and reorganization. Interest expense on the Company's senior subordinated notes was reported to the Petition Date. Such interest expense was not reported subsequent to that date because it was not required to be paid during the bankruptcy case and was not an allowed claim under the Plan. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $4.7 million for the period from March 26, 2000 to October 10, 2000.

Fiscal Year 2000 Restructuring and Restatement Costs

      During the third and fourth quarter of fiscal year 2000, the Company incurred approximately $4.0 million of legal, professional and re-financing costs associated with the investigation and restatement of its financial statements for fiscal years 1998 and 1999, and restructuring efforts leading up to its filing under Chapter 11 on April 10, 2000.

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

      The accompanying consolidated financial statements include Safety Components International, Inc. and its subsidiaries, all of which are wholly owned. Significant intercompany transactions and accounts have been eliminated.

Reclassifications of prior period amounts for discontinued operations

      As discussed in Note 3, effective October 10, 2000, the Company concluded to sell its non-core (metal and defense) operations. Accordingly, all amounts prior to October 11, 2000 have been reclassified so that the net assets of the non-core metal and defense businesses are presented as "net assets held for sale" in the accompanying consolidated balance sheets and the operating results of the non-core businesses have been presented as "discontinued operations" in the accompanying consolidated statements of operations.

Fiscal year

      The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. Fiscal year 2002 consisted of the fifty-two weeks ended March 30, 2002 (Reorganized Company). Fiscal year 2001 consisted of fifty-three weeks including the period from March 26, 2000 to October 10, 2000 (Predecessor Company) and the period from October 11, 2000 to March 31, 2001 (Reorganized Company). Fiscal year 2000 consisted of the fifty-two weeks ended March 25, 2000 (Predecessor Company).

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Significant estimates made by management include allowances for doubtful accounts receivable, reserves for inventories, legal actions and environmental issues, earnings (losses) until disposition of discontinued operations, the net realizable value of the discontinued operations and assessment of asset impairment. Management believes that its estimates included in the financial statements, including for these matters, are reasonable. However, actual results could differ from those estimates.

Cash equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash

      Cash and cash equivalents totaling $891,000 at March 30, 2002 and March 31, 2001 were restricted for use and accordingly, such amount has been included in "other assets" in the accompanying consolidated balance sheets.

Derivative financial instruments

      Derivative financial instruments are utilized by the Company to reduce exposures to volatility of foreign currencies impacting the operation of its business. The Company does not enter into financial instruments for trading or speculative purposes.

      Effective April 1, 2001 the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

      The adoption of SFAS 133 on April 1, 2001 did not result in a transition adjustment, as the Company was not engaged in any derivative or hedging activities at that date. At March 30, 2002, the Company did not have any derivative instruments that met the requirements of SFAS 133 to be accounted for as a qualifying hedge. However, see Note 12 for further information regarding derivative instruments entered into during fiscal 2002 and the valuation of such at March 30, 2002.

Concentration of credit risk

      The Company is subject to a concentration of credit risk consisting of its trade receivables. At March 30, 2002, three customers accounted for approximately 33%, 24% and 12% of its trade receivables. At March 31, 2001, these same three customers accounted for approximately 38%, 24% and 12% of its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            Machinery and equipment ....   4 - 10 years
            Furniture and fixtures .....   3 - 5 years
            Buildings ..................   25 - 40 years
            Leasehold improvements .....   Lesser of useful life or lease term

      Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized.

      The Company assesses the recoverability of long-lived assets periodically. If there is an indication of impairment of such assets, the amount of impairment, if any, is charged to operations in the period in which impairment is determined by management. The methodology that management uses to assess impairment is based on projected undiscounted cash flows generated from the assets in service.

      See "New Accounting Standards" below regarding the Company's adoption of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which will be adopted March 31, 2002, the first day of fiscal 2003.

Reorganization value in excess of amounts allocable to identifiable assets

      Reorganization value in excess of amounts allocable to identifiable assets results from the application of "fresh start" reporting as discussed in Note 1, which requires the Predecessor Company's recorded intangibles, net of amortization, to be reduced to zero and a new amount to be recorded equaling the excess of the fair value of the Company over the fair value allocated to its identifiable assets. This excess is classified as reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") and is being amortized over a twenty-year period. For the year ended March 30, 2002 and for the period from October 11, 2000 to March 31, 2001, amortization totaled approximately $791,000 and $396,000, respectively.

Intangible assets

      At March 30, 2002, intangible assets consist of certain Company patents revalued at the "fresh start" date which are stated at cost less accumulated amortization and an insignificant amount of goodwill resulting from the Company's fiscal 2002 acquisition (see Note 4). Such patents are amortized over estimated lives between 15 and 20 years. Accumulated amortization at March 30, 2002 and March 31, 2001 was approximately $161,000 and $52,000, respectively. Amortization of patents is expected to approximate $110,000 per year for each of the five succeeding years. In accordance with SFAS 141, "Business Combinations", the goodwill was not amortized in fiscal 2002.

Asset impairment

      The Company continually monitors conditions that may affect the carrying value of its excess reorganization value and other intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates projected future cash flows associated with the assets. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the asset, the impaired asset is written down to its estimated fair

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value. See "New Accounting Standards" below regarding the Company's adoption of SFAS 142, "Goodwill and Other Intangible Assets", which will be adopted March 31, 2002, the first day of fiscal 2003. Based on the Company's preliminary determination of the effect of adopting SFAS 142, management believes that the unamortized balance of its excess reorganization value, $14,576,000 at March 30, 2002 will be written off as a change in method of accounting from adoption of a new accounting standard on March 31, 2002, the first day of fiscal 2003.

Deferred financing costs

      Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method (which approximates the effective interest method), and are charged to interest expense in the accompanying consolidated statements of operations. Total costs deferred and included in "other assets" in the accompanying consolidated balance sheets at March 30, 2002 and March 31, 2001 were $647,000 and $1.1 million, respectively.

Income taxes

      Income taxes are recognized for financial reporting purposes during the year in which transactions enter into the determination of income, with deferred taxes being provided for temporary differences between the basis for financial reporting purposes and the basis for income tax reporting purposes. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Revenue recognition

      The Company recognizes revenue from product sales when it has shipped the goods and the risk of loss has passed. Additionally, the Company accrues for sales returns and other allowances at the time of shipment based upon historical experience.

      The Company, for its Valentec Systems, Inc. ("VSI") business (included in discontinued operations) that was sold in fiscal 2001 (Note 3), accounted for long-term contracts under the percentage of completion method.

Annual revenues from major customers

      The Company's net sales to three customers in fiscal 2002 aggregated approximately 31%, 28% and 17% of net sales. The Company's net sales to these same three customers in the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000 aggregated approximately 31%, 26%, 16%, and 30%, 28%, 13% of net sales, respectively. The Company's net sales to these same three customers in fiscal year 2000 aggregated approximately 27%, 19% and 17% of net sales.

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

Advertising costs

      The Company recognizes advertising costs as incurred. Advertising costs were approximately $60,000, $40,000, $35,000 and $73,000 during the year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000 and the year ended March 25, 2000, respectively, and were recorded as a component of selling and marketing expenses in the accompanying consolidated statements of operations.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping costs

      The costs to ship products to customers of approximately $1.6 million, $830,000, $930,000 and $2.4 million, during the year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000 and the year ended March 25, 2000, respectively, are included as a component of cost of sales in the accompanying consolidated statements of operations.

Research and development expenses

      Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000, and the year ended March 25, 2000, were $899,000, $335,000, $353,000 and $665,000, respectively.

Comprehensive income

      SFAS 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has one item, unrealized gain or loss on foreign currency translation, which is a component of other comprehensive income. Unrealized gains or losses on foreign currency translation are not shown net of income taxes because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested.

Earnings per share

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive common shares outstanding for the period. For the year ended March 30, 2002 and the period from October 10, 2000 to March 31, 2001, there were no dilutive equity instruments and accordingly, basic and diluted EPS for those periods are the same. For the periods prior to October 10, 2000, share and per share data is not shown as it is not meaningful due to the significant change in capital structure in connection with the reorganization under bankruptcy discussed in Note 1.

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

      Foreign currency transaction gains (losses) are reflected in operations. During the year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000 and the year ended March 25, 2000, transaction gains (losses) included in operations amounted to $756,000, $222,000, $(861,000) and $(820,000), respectively.

Fair value of financial instruments

      The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, long-term debt

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and two forward exchange currency contracts (see Note 12). The carrying amount of the Company's long-term debt at March 30, 2002 and March 31, 2001 approximated fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

Discontinued Operations

      As discussed in Note 3, the Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 11, 2000, the measurement date, through March 30, 2002. At March 30, 2002, the Company has disposed of all discontinued operations except Galion, Inc. Reporting Galion, Inc. as a discontinued operation requires the Company to estimate, based on currently available information, the results of operations to the expected disposal date and the expected proceeds to be received upon sale. The net assets held for sale of approximately $2.6 million at March 30, 2002 reflect these estimates. For the year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000 and the year ended March 25, 2000, operating (losses) gains of Galion, Inc. were ($197,000), $140,000, $(200,000) and $(52,000), respectively, and are deferred and included as a component of net assets held for sale in the consolidated balance sheet and accordingly have not been recognized as losses in the consolidated statements of operations. A reversal of discontinued operations treatment resulting from a failure to consummate a sale of Galion, Inc. would require the Company to recognize the previously deferred losses in the consolidated statements of operations.

Segment Information

      The Company has adopted the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag fabric and technical fabrics), uses similar processes in selling the products and sells the products to similar classes of customers. As a result of this and the way the business is managed, the Company has aggregated the results into a single segment for purposes of reporting financial condition and results of operations.

Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the March 30, 2002 presentation.

New accounting standards

      Accounting Standard Adopted - In June 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. This standard was applied to the accounting and disclosure for the acquisition of Woodville (see Note 4).

      Accounting Standards Adopted After Year End - In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This new standard requires that upon adoption, amortization of goodwill (in the Company's case, its "Reorganization value in excess of amounts allocable to identifiable assets") and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment. The Company will adopt SFAS 142 on March 31, 2002, the beginning of fiscal year 2003. Based on the Company's preliminary determination of the effect of adopting SFAS 142, management believes that the unamortized balance of its excess reorganization value, $14,576,000 at March 30, 2002 will be written off as a change in method of accounting from adoption of a new accounting standard on March 31, 2002, the first day of fiscal 2003.

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The Company will adopt SFAS 144 with the beginning of fiscal year 2003. The Company is evaluating the impact of

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the adoption of SFAS 144 and has not yet determined the effect that the adoption of the standard will have on the Company's financial position and results of operations.

Note 3 Discontinued Operations

      On August 31, 2000, the Company finalized the sale of VSI. Pursuant to a stock purchase agreement dated July 21, 2000, the Company sold 100% of the shares of capital stock of VSI to VTECH Corporation for approximately $2.9 million in cash. The sale of VSI resulted in an approximate $1.2 million gain that was included in the gain on disposition of discontinued operations in the accompanying consolidated statements of operations of the Predecessor Company for the period from March 26, 2000 to October 10, 2000. VSI accounted for $3.9 million and $16.4 million of consolidated net sales for the Predecessor Company's period from March 26, 2000 to October 10, 2000 and the year ended March 25, 2000, respectively.

      As previously discussed, on October 10, 2000, the Company concluded to exit and sell its metal and defense businesses consisting of Valentec Wells, LLC, the metallic belt links business located in Missouri (relocated from Costa Mesa, CA) and Galion, Inc., the defense systems and products divisions located in Ohio.

      On September 27, 2001, the Company finalized the sale of the metallic belt links business of Valentec Wells, LLC. Pursuant to an asset purchase agreement dated September 16, 2001 between Valentec Wells, LLC and Alliant Lake City Small Caliber Ammunition Company LLC, the Company sold the metallic belt links production assets and inventory of Valentec Wells, LLC for approximately $4.8 million in cash. The resulting gain on this sale was substantially offset by additional provisions for losses and asset write-downs at Galion, Inc. in fiscal 2002.

      At March 30, 2002, the only remaining discontinued operation is Galion, Inc. Management believes that the disposal of this remaining business on acceptable terms will be consummated by approximately September 2002.

      Following is a summary of financial information for the Company's discontinued metal and defense operations (in thousands):

                                                 Reorganized Company                              Predecessor Company
                                        -----------------------------------------|---------------------------------------------
                                          Year Ended    Period from October 11,  |    Period from March 26,        Year Ended
                                        March 30, 2002   2000 to March 31, 2001  |  2000 to October 10, 2000     March 25, 2000
                                        -----------------------------------------|---------------------------------------------
Net sales                                 $10,516               $9,563           |         $ 11,026                $33,599
Discontinued operations:                                                         |
                                                                                 |
   Loss from operations, net                                                     |
    of income taxes                            --                   --           |            1,440(c)              20,142(d)
                                                                                 |
   Loss (gain) on disposition,                                                   |
    net of income taxes                     2,517(a)             1,444(b)        |             (214)(c)                 --

      (a) During fiscal year 2002, the Company recorded an additional charge of $4.2 million ($2.5 million after income tax benefit of $1.7 million), principally resulting from a $6.6 million operating loss on Valentec Wells, LLC and a $200,000 operating loss at Galion, Inc., offset by a $2.9 million gain on the sale of Valentec Wells, LLC, in September 2001.

      (b) During fiscal year 2001, the Company recorded a charge of $1.4 million, net of income tax benefit of $848,000, for the estimated net loss on the disposition of the discontinued operations.

      (c) The Company reported the results of operations of the metal and defense businesses as a loss on discontinued operations that totaled $1.4 million, net of income tax benefit of $847,000. Additionally, the Company recorded $214,000, net of income taxes of $125,000, for the estimated gain on the disposition of the discontinued operations, including the realized gain on the sale of VSI.

      (d) During fiscal year 2000, the Company recognized a goodwill impairment charge of $17.7 million, with no associated tax benefit, related to the 1997 acquisition of Valentec. Operating results of Valentec deteriorated during fiscal year 2000 arising from the loss of business with a major customer. Accordingly, management concluded that intangible assets in the amount of $17.7 million were no

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            longer recoverable through future operations and such amount was written-off. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

      Net assets of discontinued operations at March 30, 2002 and March 31, 2001 were as follows (in thousands):

                                                 March 30, 2002   March 31, 2001
                                                 -------------------------------
            Accounts receivable, net                $ 1,630          $  3,824
            Inventories, net                            843             1,471
            Property, plant and equipment, net        2,376             5,791
                                                 -------------------------------
              Total assets                            4,849            11,086
            Current liabilities                      (1,970)           (2,676)
            Note payable and other liabilities         (242)             (843)
                                                 -------------------------------
              Net assets held for sale              $ 2,637          $  7,567
                                                 ===============================

Note 4 Acquisition

      On November 2, 2001, the Company's U.K. subsidiary, Automotive Safety Components International Limited ("ASCIL"), acquired the airbag business (operated under the name of Woodville Airbag Engineering and hereafter referred to as "Woodville") of TISPP UK Limited, a subsidiary of Smiths Group PLC, to expand its European operations. Pursuant to a purchase agreement dated November 2, 2001 between ASCIL and TISPP UK Limited, ASCIL purchased, for approximately $4.8 million, including $400,000 in direct acquisition and exit costs associated with the purchase with approximately $2.3 million (net of redundancy payments of approximately $500,000 to be paid by the Company associated with the relocation of the Woodville operation to other Company facilities) to be paid in installments of $846,000 and $1.4 million due in six and twelve months, respectively, after closing, substantially all of the production assets and inventory of the airbag business of TISPP UK Limited. The Company has accounted for the acquisition under the purchase method of accounting according to SFAS 141, "Business Combinations", with its operations included in the Company's consolidated financial information commencing November 3, 2001. Management of the Company allocated the purchase consideration for Woodville's assets based on estimated fair market values, with an insignificant amount of excess of cost over fair value allocated to goodwill.

      The following is a condensed balance sheet (unaudited) at the November 2, 2001 acquisition date (in thousands):

                                                               November 2, 2001
                                                               ----------------
      Inventory                                                     $  649
      Property, plant and equipment                                  4,039
      Goodwill                                                          72
                                                                    ------
           Total assets                                             $4,760
                                                                    ======

      Accrued liabilities                                              726
      Note payable to former owner                                   2,289
      Due to parent                                                  1,745
                                                                    ------
           Total liabilities                                        $4,760
                                                                    ======

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited pro forma net sales, net income and net income per common share, assuming the acquisition of Woodville was consummated on March 26, 2000 are as follows (in thousands):

                                                           Unaudited ProForma Information
                                                          --------------------------------
                                                            Year Ended       Year Ended
                                                          March 30, 2002    March 31, 2001
                                                          --------------------------------
      Net sales                                              $214,066         $ 220,597
      Income (loss) before extraordinary item                   3,495           (21,181)
      Net income                                                3,495             8,189
      Net income per common share, basic and diluted             0.70             - (a)

      (a) Per share data for the year ended March 31, 2001 is not meaningful due to the significant change in capital structure that occurred in connection with the Plan.

Note 5 Composition of Certain Consolidated Balance Sheet Accounts (in thousands)

                                                                    March 30, 2002    March 31, 2001
                                                                    --------------------------------
Accounts receivable:
      Trade receivables, net of allowances of $228 and $951 at
          March 30, 2002 and March 31, 2001, respectively              $ 33,808          $ 32,258
      Other                                                               1,248               472
                                                                    --------------------------------
      Total                                                              35,056          $ 32,730
                                                                    ================================

Inventories:
      Raw materials                                                    $  5,493          $  5,167
      Work-in-process                                                     5,922             5,991
      Finished goods                                                      5,359             5,468
                                                                    --------------------------------
      Total                                                            $ 16,774          $ 16,626
                                                                    ================================

Property, plant and equipment:
      Land and buildings                                               $ 14,801          $ 14,236
      Machinery and equipment                                            40,690            32,961
      Furniture and fixtures                                                584               435
      Construction in process                                             1,698               952
                                                                    --------------------------------
                                                                         57,773            48,584
      Less - accumulated depreciation and amortization                   (9,729)           (3,029)
                                                                    --------------------------------
      Total                                                            $ 48,044          $ 45,555
                                                                    ================================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6  Long-Term Debt  (in thousands)

                                                                             March 30, 2002    March 31, 2001
                                                                             --------------------------------
KeyBank subordinated secured note due October 11, 2002,
    bearing interest at 11%                                                     $ 18,933          $ 20,900

Congress revolving credit facility due on October 11, 2003, bearing a
    variable interest rate (4.75% at March 30, 2002)                                  --            10,002
Congress term note due on October 11, 2003, bearing a variable interest
    rate (4.75% at March 30, 2002)                                                 4,919             7,080

KeyCorp equipment note due August, 2005                                            5,352             6,738

HVB Bank Czech Republic mortgage note due March, 2007                              3,754             4,500
Deutsche Bank mortgage note with separate tranches due
    in 2009 and 2019                                                               1,694             1,797

A.I. Credit Corp. note paid in full in November, 2001                                 --               201
Note payable to TISPP UK Limited, due in installments of $846 and
    $1,423 payable in May 2002 and November 2002, respectively                     2,269                --
Capital equipment notes payable, with various interest rates ranging
    from 7.55% to 10.0%, maturing at various dates through March, 2006               442               848
                                                                             --------------------------------
Total long-term debt                                                              37,363            52,066
Less - current portion of long-term debt                                         (25,181)           (8,525)
                                                                             --------------------------------
Total long-term portion of debt                                                 $ 12,182          $ 43,541
                                                                             ================================

Credit Facilities

      The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 11, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings permitted under the Congress Facility (and its borrowing limitations) are $4.9 million in term loans which are to be repaid in equal monthly installments of approximately $112,000, with the unpaid principal amount due on October 11, 2003, unless the Congress Facility is renewed at that time. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, through which the Company had $0 and $350,000 of letters of credit outstanding at March 30, 2002 and March 31, 2001, respectively. At March 30, 2002, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $30.1 million.

      The interest rate on the Congress Facility is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). Under the terms of the Congress Facility, the Company may make borrowings based on prime rate or LIBOR rate, in each case with an applicable margin applied to the rate. At March 30, 2002, the margin on prime rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. The Company is required to pay a monthly commitment fee of 0.375% on the unused portion of the Congress Facility.

      The Company's $18.9 million subordinated secured note facility (the "Subordinated Facility") with KeyBank National Association and Fleet Bank expires on October 11, 2002; accordingly, such amount is classified in the current portion of long term debt as of March 30, 2002. The Company is negotiating a replacement for this facility and believes that it will be able to obtain a replacement for the facility prior to its maturity in October 2002.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant. In addition, the Subordinated Facility provides for mandatory prepayments of principal in the event that the Company's Consolidated EBITDA (as defined) exceeds certain specified levels following the Emergence Date. As of March 30, 2002, the Company estimates $1.7 million in prepayments are required within 90

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

days following the end of fiscal 2002. Additionally, both the Congress Facility and the Subordinated Facility contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies under the Congress Facility; incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends (no dividends are permitted to be repaid to holders of the Company's common stock) or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 30, 2002, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

Other Long-term Obligations

      On March 28, 2002, the Company, as guarantor for its Czech Republic subsidiary, and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage note facility dated June 4, 1997. This amendment extends the mortgage facility for five years, bears interest at a rate of 1.7% over EURIBOR (EURIBOR was 2.92% at March 30, 2002), requires monthly payments of approximately $62,500 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic.

      Pursuant to the Woodville purchase agreement dated November 2, 2001 between ASCIL and TISPP UK Limited (see Note 4), ASCIL agreed to payments totaling approximately $2.3 million to be paid on May 2 and November 2, 2002 relating to the acquisition of substantially all of the production assets and inventory of the airbag business of TISPP UK Limited. The payments are non-interest bearing and were discounted to their present value using an imputed interest rate of 5.0%.

      On April 1, 1999, the Company's German subsidiary secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Germany. The note is secured by the real estate in Germany acquired through the mortgage. In July 1999, the Company refinanced the note and reduced the outstanding indebtedness to $2.1 million (currently $1.7 million) and subsequently supported by a cash collateral deposit of approximately $891,000 (see Note 2 for discussion of restricted cash). The note consists of two tranches. Tranche A totals approximately $1.0 million bearing interest at 4.05% and is payable in semi-annual installments of approximately $70,000 beginning on December 30, 2001 through June 30, 2009. Tranche B totals approximately $674,000 bearing interest at 3.75% and is payable in semi-annual installments of approximately $19,000 also beginning on December 30, 2001 through June 30, 2019.

      On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc. ("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (3.86% at March 30, 2002), requires monthly payments of approximately $150,000 and is secured by certain equipment located at SCFTI.

      Future annual minimum principal payments at March 30, 2002 are due in the following fiscal years (in thousands):

            2003                                     $25,181
            2004                                       3,984
            2005                                       4,066
            2006                                       2,392
            2007                                         933
            Thereafter                                   807
                                                     -------
                                                     $37,363
                                                     =======

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 Income Taxes

      The provision (benefit) for income taxes is comprised of the following (in thousands):

                                Reorganized Company                       Predecessor Company
                        --------------------------------------|---------------------------------------
                                             Period from      |     Period from
                          Year Ended     October 11, 2000 to  |  March 26, 2000 to        Year Ended
                        March 30, 2002      March 31, 2001    |   October 10, 2000      March 25, 2000
                        --------------------------------------|---------------------------------------
Current taxes:                                                |
     Federal                $1,519             $  1,965       |             --                  --
     State                     168                  220       |             --                  --
     Foreign                   311                 (416)      |             --                  --
                                                              |
Deferred taxes:                                               |
     Federal                 1,211                   --       |       $(15,266)             $5,280
     State                     188                   --       |         (2,245)                450
     Foreign                    --                   --       |             --                 424
                        --------------------------------------|---------------------------------------
                            $3,397             $  1,769       |       $(17,511)             $6,154
                        ======================================|=======================================

      The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate to income (loss) from continuing operations before income taxes as follows:

                                                        Reorganized Company                      Predecessor Company
                                               ----------------------------------------|------------------------------------
                                                                      Period from      |      Period from
                                                 Year Ended       October 11, 2000 to  |  March 26, 2000 to     Year Ended
                                               March 30, 2002        March 31, 2001    |   October 10, 2000   March 25, 2000
                                               ----------------------------------------|------------------------------------
Expected taxes at federal statutory rate             34%                   34%         |         (34%)             (34%)
State income taxes, net of federal benefits           1                     3          |          (1)               --
Foreign earnings taxed at different rates            --                     3          |          --                (2)
Valuation allowance on deferred tax assets           --                    --          |         (30)               35
Recovery of non-taxable bankruptcy expense           --                    (5)         |          --                --
Non-deductible intangibles and other, net            (1)                    5          |          18                22
                                               ----------------------------------------|------------------------------------
                                                     34%                   40%         |         (47)%              21%
                                               ========================================|====================================

      Net operating loss ("NOL") carryforwards from years prior to fiscal 2001 were utilized to offset the cancellation of indebtedness ("COD") income in connection with the Company's reorganization under Chapter 11 during fiscal 2001. COD income for fiscal 2001 was the amount by which the indebtedness discharged (approximately $96.8 million) exceeded any consideration given in exchange (approximately $51 million in equity value) therefore. After first applying NOL carryforwards to offset COD income, the excess COD income was offset against the tax basis of assets until all tax attributes of the parent level of the Company were absolved.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following summarizes the deferred tax assets (liabilities) recognized in the accompanying consolidated balance sheets (in thousands):

                                                                            March 30, 2002   March 31, 2001
                                                                            -------------------------------
Deferred tax assets (liabilities):
      Accrued liabilities                                                      $ 1,314          $ 1,860
      Inventory and receivables                                                    790              934
      Property, plant and equipment                                             (5,002)          (4,447)
      Accruals for discontinued operations                                       1,271            1,441
      Intangibles                                                                 (390)            (410)
      Foreign net operating loss carryforwards                                   1,285            2,477
      Other                                                                        618              622
                                                                            -------------------------------
          Net deferred tax assets before valuation allowances                  $  (114)         $ 2,477
      Valuation allowance on foreign net operating loss                         (1,285)          (2,477)
                                                                            -------------------------------
           Net deferred tax liabilities                                        $(1,399)         $    --
                                                                            ===============================

Recognized as follows in the accompanying consolidated balance sheets:
      Current deferred tax assets                                              $ 1,729          $ 2,000
      Long-term deferred tax liabilities                                        (3,128)          (2,000)
                                                                            -------------------------------
           Net deferred tax liabilities                                        $(1,399)         $    --
                                                                            ===============================

      Current deferred tax assets are included in "prepaid and other" assets and long-term deferred tax liabilities are included in "other long-term" liabilities in the accompanying consolidated balance sheets.

      Foreign net operating losses can be carried forward indefinitely to offset future trading profits.

      No taxes have been provided relating to the possible distribution of approximately $15.2 million of undistributed earnings considered to be permanently reinvested in foreign operations.

Note 8 Commitments and Contingencies

Legal proceedings

      The Company emerged from bankruptcy on October 11, 2000; however, the Chapter 11 case remains open until all claims, disputes and pleadings are resolved before the Bankruptcy Court. At March 30, 2002 the Company has no material disputes before the Court. The Company is in the process of closing the Chapter 11 proceedings.

      From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of business. The Company believes that as a result of its legal defenses none of these actions presently pending would have a material adverse effect on its financial position, results of operations or cash flows.

Operating leases

      The Company's SCFTI subsidiary had an operating lease for certain weaving equipment that expired at the end of May 2002. On May 16, 2002, the Company exercised its option under the lease to purchase the equipment for approximately $1.0 million.

      The Company has non-cancelable operating leases for equipment and office space that expire at various dates through 2009. Certain of the lease payments are subject to adjustment for inflation. The Company incurred rent expense of $1.8 million, $1.4 million, $1.5 million and $2.9 million for the year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000 and for the year ended March 25, 2000, respectively.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Future annual minimum lease payments for all non-cancelable operating leases as of March 30, 2002 are as follows (in thousands):

            2003                                              $1,192
            2004                                                 446
            2005                                                 340
            2006                                                 318
            2007                                                 310
            Thereafter                                           304
                                                              ------
                                                              $2,910
                                                              ======

Environmental issues

      Low levels of contaminants were found at the SCFTI facility in Greenville, South Carolina during groundwater sampling in 1998. In February 1999, the facility received a notice letter from the South Carolina Department of Health and Environmental Control ("DHEC") regarding the groundwater contamination. While DHEC acknowledged that there does not appear to be an active source for groundwater impact at the facility, it required the facility to perform sampling of two existing monitoring wells located on the property for contaminants. Low levels of contaminants again were detected. DHEC has requested that the Company
(i) confirm that no residential wells exist in the area, (ii) perform additional sampling and monitoring, and (iii) propose a program for in-site remediation of the groundwater, involving injection of nutrients to biodegrade the organic compounds in the groundwater. The Company is performing these monitoring and in-site remediation actions and does not believe that these costs will be material. In addition, SCFTI has been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

      The Company has identified two areas of underground contamination at the Company's facility in Galion, Ohio. One area involves a localized plating solution spill. The second area involves a chlorinated solvent spill in the vicinity of a former above ground storage area. The Company has retained environmental consultants to quantify the extent of this problem. Such environmental consultants estimate that the Company's voluntary plan of remediation could take three to five years to implement, followed by annual maintenance. The Company does not believe that these costs will be material.

      Additionally, an underground contamination involving machinery fluids existed at the former Valentec Wells facility in Costa Mesa, California and the local Regional Water Quality Control Board (the "Board") approved a site remediation plan for cleanup. The remediation plan involved the simultaneous operation of a groundwater and vapor extraction system over the past five years. This plan is completed and a final Closure Monitoring Report has been filed with the Board. It is expected that the Board will approve the final Closure Monitoring Report and issue a "no further action" letter, bringing the underground contamination issue to closure. Any additional future costs to complete closure are not expected to be significant.

      In the opinion of management, no material expenditures beyond those accrued, approximately $750,000 at March 30, 2002, will be required for the Company's environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of independent consultants on environmental matters.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Product and Geographic Information

      The Company attributes its revenues from external customers and long-lived assets to a particular country based on the geographic location of each of the Company's production facilities. Summarized financial information by product type and geographic area is as follows:

                                          Reorganized Company                    Predecessor Company
                                   -------------------------------------|------------------------------------
Revenues from external               Year ended     October 11, 2000 to | March 26, 2000 to      Year ended
   Customers                       March 30, 2002      March 31, 2001   | October 10, 2000     March 25, 2000
                                   -------------------------------------|------------------------------------
      United States                                                     |
          Airbag Fabric               $ 44,016            $17,883       |     $ 26,288            $ 46,205
          Technical Fabric              21,537             11,488       |       12,576              24,624
                                                                        |
      Mexico                                                            |
          Airbag Cushions               59,697             27,180       |       33,703              46,652
                                                                        |
      Germany                                                           |
          Airbag Cushions               46,544             21,679       |       22,409              54,222
                                                                        |
      UK                                                                |
          Airbag Cushions               31,529             13,822       |       14,163              22,964
                                   -------------------------------------|------------------------------------
                                                                        |
      Total Net Sales                 $203,323            $92,052       |     $109,139            $194,667
                                   =====================================|====================================

Long-lived Assets at Fiscal Year End:        March 30, 2002    March 31, 2001
                                             --------------------------------

      United States                              $27,711           $35,853

      Mexico                                       9,930             4,560

      Germany                                      9,350             9,543

      Czech Republic                              12,546            10,788

      UK                                           5,164             2,164
                                             --------------------------------

      Total Long-lived Assets                    $64,701           $62,908
                                             ================================

Note 10 Employee Benefit Plans

      The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for eligible employees. The Safety Components International, Inc. 401(k) Plan (the "401(k) Plan") provides for discretionary employer contributions. The 401(k) Plan provides for a Company match equal to 50% of the employee's contribution up to 6% of the employee's salary. Employer contributions become 100% vested after two years of vested service. The Company contributed approximately $261,000, $156,000, $175,000 and $403,000 during the year ended March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000 and year ended March 25, 2000, respectively, to the 401(k) Plan.

      The Company established the Safety Components International, Inc. Executive Deferral Program (the "Deferral Program") in fiscal year 2002 for the benefit of certain key executive employees. The Deferral Program provides for participants to defer any portion of their compensation until some future point in time. Only the employee contributes to the Deferral Program, and contributions are immediately 100% vested. Due to the nature of the Deferral

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program, a trust was established to maintain the amounts deferred by the executives. The assets of the trust are included in "other assets" and the related amounts due to the executives are included in "other long-term liabilities" in the accompanying consolidated balance sheet. Such amounts were $299,000 at March 30, 2002.

Note 11 Equity Securities

Preferred Stock

      The Company has 5,000,000 shares of preferred stock authorized and no shares issued at March 30, 2002 and March 31, 2001. The Company's board of directors is authorized to provide for the issuance of the preferred stock in the future, with voting powers, dividend rate, redemption terms, repayment, conversion terms, restrictions, rights and with such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at time of issuance.

Common Stock and Warrants

      The Company currently has 5,000,000 shares of common stock issued, 4,959,678 and 4,960,381 shares of common stock outstanding, and 40,322 and 39,619 shares of treasury stock at March 30, 2002 and March 31, 2001, respectively. Warrants were granted pursuant to the Restructuring Agreement to purchase 681,818 shares of the Company's common stock. These warrants have an exercise price of $19.99 per share and expire on April 10, 2003. Such warrants were not included in computing diluted earnings per share for the year ended March 30, 2002 or the period from October 11, 2000 to March 31, 2001 because the effect would have been anti-dilutive.

Stock Options

      On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to shareholder approval. The Stock Option Plan provides for the issuance of options to purchase up to an aggregate of 900,000 shares of SCI's Common Stock to key officers, employees, directors and consultants of SCI or its affiliates. Unless designated otherwise by the Compensation Committee of the Board of Directors, options granted pursuant to the Stock Option Plan are intended to be nonstatutory stock options. The Compensation Committee determines the exercise price and the term of options granted pursuant to the Stock Option Plan at the time of grant. Each award is determined by the Compensation Committee on an individual basis. Options to purchase a total of approximately 510,100 shares of common stock at a price of $8.75 per share (subject to adjustment in certain circumstances), to vest ratably over a period of three years from the date of grant on May 18, 2001, were granted by the Compensation Committee to 22 employee participants and to the outside directors under the Stock Option Plan. The options expire on October 31, 2010. The Company accounts for this plan using Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized in any period. Such options were not included in computing diluted earnings per share for the year ended March 30, 2002 because the effect would have been anti-dilutive.

      Had compensation cost for this plan been determined consistent with the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                   Year Ended
                                                                 March 30, 2002
                                                                 --------------

      Net income:                                  As Reported     $   4,089
                                                                   =========
                                                   Pro Forma       $   3,595
                                                                   =========

      Net income per share, basic and diluted:     As Reported     $    0.82
                                                                   =========
                                                   Pro Forma       $    0.72
                                                                   =========

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Of the 510,100 options granted during the year and outstanding at March 30, 2002, all have an exercise price of $8.75 and a weighted average remaining contractual life of 8.59 years; 184,959 of these options are currently exercisable with an exercise price of $8.75. The fair value of the options granted during the year ended March 30, 2002 was $4.26 per share; such value is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk free interest rate of 5.45 percent; zero percent dividends; expected life of 6.0 years; and expected volatility of 188.0 percent.

Note 12 Derivative Financial Instruments

      Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar have historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows. On December 18, 2001, the Company entered into two forward foreign currency exchange contracts with aggregate notional amounts totaling 1.5 million British pounds, to buy British pounds for periods and amounts consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and the November 2, 2002 scheduled payments on the note for the acquisition of Woodville (see Notes 4 and 6). The changes in fair value of these contracts are being recognized in results of operations because the forward foreign currency exchange contracts did not qualify as a cash flow hedge under SFAS 133. There was no significant impact on earnings resulting from the forward foreign currency exchange contracts for fiscal year 2002 because the fair value of the forward foreign currency exchange contracts was not significant at March 30, 2002.

Note 13 Related Party Transactions

      The Company, in years prior to fiscal 1999, performed certain services for an affiliated company, Valentec International Limited ("VIL"), a U.K. company majority owned by Robert A. Zummo, the former Chief Executive Officer and Chairman of the Board of the Company. During fiscal 2000, the Company established a $600,000 reserve against its receivable of $1.2 million from VIL due to uncertainty about VIL's ability to repay such amount. In connection with the restructuring discussed in Note 1, Mr. Zummo agreed that the Company could reduce future payments to him under his employment agreement to cover such receivable in the event that the Company is not repaid by VIL. During the year ended March 30, 2002, VIL did not repay the Company and, accordingly, the Company offset the net receivable in its entirety with the amount owed to Mr. Zummo under his employment agreement.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 Unaudited Quarterly Results

      Unaudited quarterly financial information for fiscal years 2002 and 2001 is set forth below (in thousands, except per share data). Per share data of the Predecessor Company is not meaningful due to the significant change in the Company's capital structure in connection with the Plan.

                                                                          Quarter Ended
                                                     ------------------------------------------------------
                                                     June 30,     September 29,   December 29,    March 30,
                                                       2001            2001           2001          2002
                                                     ------------------------------------------------------
Fiscal 2002
Net sales                                            $ 50,291        $ 46,229        $50,051       $56,752
Gross profit                                            7,639           6,635          5,021         7,211
Income from operations                                  4,414           3,012          1,918         3,768
Net income (loss)                                        (341)          2,064             54         2,312
Net income (loss) per share, basic and diluted          (0.07)           0.42           0.01          0.46

                                                                          Quarter Ended
                                                        Predecessor Company      |     Reorganized Company
                                                     ----------------------------|--------------------------
                                                     June 24,       October 10,  |  December 30,   March 31,
                                                       2000            2000      |     2000          2001
                                                     ----------------------------|--------------------------
Fiscal 2001                                                                      |
Net sales                                            $ 52,048        $ 57,091    |    $42,071       $49,981
Gross profit                                            8,140           7,692    |      5,418         7,297
Income from operations                                  4,679           4,184    |      2,024         4,673
Income (loss) before extraordinary gain                (2,068)        (19,235)   |      1,225            25
Net income (loss)                                      (2,641)         10,708    |      1,225            25
Net income per share, basic and diluted                    --              --    |       0.25            --

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         Schedule II - Valuation and Qualifying Accounts (in thousands)

                                                                                Additions
                                                                                Charged to
                                                            Beginning           Costs and            Deductions/            Ending
                                                              Balance            Expenses            Write-Offs            Balance
                                                            ----------------------------------------------------------------------
For the year ended March 25, 2000:
    Allowance for doubtful accounts                           $   420            $    156             $   (370)            $   206
    European relocation and reorganization reserve              1,257                  --               (1,257)                 --
    Relocation and reorganization reserve                         500                  23                 (147)                376
    Reserve for receivable from affiliate                          --                 600                   --                 600
    Reserve on deferred tax assets                              1,674              10,123                   --              11,797
                                                            ----------------------------------------------------------------------
                                                              $ 3,851            $ 10,902             $ (1,774)            $12,979
                                                            ======================================================================

For the period from March 26, 2000 to October 10, 2000:
    Allowance for doubtful accounts                           $   206            $  1,081             $     --             $ 1,287
    Relocation and reorganization reserve                         376                  --                 (376)                 --
    Reserve for receivable from affiliate                         600                  --                   --                 600
    Reserve on deferred tax assets                             11,797                  --              (10,898)                899
                                                            ----------------------------------------------------------------------
                                                              $12,979            $  1,081             $(11,274)            $ 2,786
                                                            ======================================================================

For the period from October 11, 2000 to March 31, 2001:
    Allowance for doubtful accounts                           $ 1,287            $    608             $   (944)            $   951
    Reserve for receivable from affiliate                         600                  --                   --                 600
    Reserve on deferred tax assets                                899               1,578                   --               2,477
                                                            ----------------------------------------------------------------------
                                                              $ 2,786            $  2,186             $   (944)            $ 4,028
                                                            ======================================================================

For the year ended March 30, 2002:
     Allowance for doubtful accounts                          $   951            $    144             $   (867)            $   228
     Reserve for receivable from affiliate                        600                  --                 (600)                 --
     Reserve on deferred tax assets                             2,477                  --               (1,192)              1,285
                                                            ----------------------------------------------------------------------
                                                              $ 4,028            $    144             $ (2,659)            $ 1,513
                                                            ======================================================================