Form 10-K/A
period 2002-03-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 2002-07-29
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

Commission File Number 0-23938

SAFETY COMPONENTS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0596831 (I.R.S. Employer Identification No.)

41 Stevens Street Greenville, South Carolina (Address of principal executive offices)	29605 (Zip Code)

Registrant’s telephone number, including area code (864) 240-2600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.01 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days   ☒.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court   ☒.

     The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of June 25, 2002, was approximately $27,526,000.

     The number of shares outstanding of the registrant’s common stock, as of June 25, 2002, is as follows:

Class Common Stock, par value $.01 per share	Number of Shares 4,959,678

     This Form 10-K/A Amendment No. 1 (this “Amendment”) amends and supplements the Form 10-K (the “Original Form 10-K”) filed by Safety Components International, Inc., a Delaware corporation (the “Company”), on June 26, 2002. The sole purpose of this Amendment is to amend and restate Items 10, 11, 12 and 13 of Part III of the Original Form 10-K to read in their entirety as set forth below and to supplement Item 14 of Part III of the Original Form 10-K as set forth below. Defined terms not otherwise defined herein shall have the respective meanings ascribed thereto in the Original Form 10-K.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The Board of Directors is divided into three classes, two of which currently have two directors and one of which currently has one director. The terms of the two Class I Directors, Andy Goldfarb and W. Allan Hopkins, expire at the 2002 Annual Meeting of Stockholders of the Company; the terms of the two Class II Directors, Ben E. Waide III and Carroll R. Wetzel, Jr., expire in 2003; the term of the Class III Director, John C. Corey, expires in 2004. Directors hold office until the Annual Meeting of Stockholders of the Company in the year in which the terms of their class expire and until their successors have been duly elected and qualified. At each Annual Meeting of Stockholders of the Company, the successors to the class of directors whose terms expire will be elected for a three-year term.

     Each of the nominees for directors and each of the incumbent directors has been serving as a director of the Company since October 11, 2000 (the “Emergence Date”), the date the Company and certain of its domestic subsidiaries emerged from their pre-arranged cases under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) pursuant to the plan of reorganization (as amended, the “Plan of Reorganization”) confirmed by the U.S. District Court for the State of Delaware (the “Bankruptcy Court”) on August 31, 2000.

     The names, ages and principal occupations of the Class I Directors, each of whom is nominated for re-election at the 2002 Annual Meeting of Stockholders and has indicated a willingness to serve if elected, and the Class II and Class III Directors are provided below.

Class I Directors

     ANDY GOLDFARB. Age 54. Mr. Goldfarb has served as a Director of the Company since the Emergence Date. From 1985 until March 2000, Mr. Goldfarb served as Chairman, President and Chief Executive Officer of HCC Industries, the world’s largest independent hermetic sealing operation. From 1976 to 1985, Mr. Goldfarb served HCC Industries in various operational and financial positions, including Chief Operating Officer.

     W. ALLAN HOPKINS. Age 63. Mr. Hopkins has served as a Director of the Company since the Emergence Date. From 1998 until August 2000, Mr. Hopkins served as President and Chief Executive Officer of Atlas Steels Inc., a producer and seller of stainless and specialty steel products. From 1993 to 1996, Mr. Hopkins served as President and Chief Executive Officer of Algoma Steel Inc., a manufacturer and marketer of steel products. From 1984 to 1992, Mr. Hopkins served in various capacities including Senior Vice President, Vice President of Sales and Vice President and General Manager of Stelpipe, Inc., a subsidiary of Stelco, Inc., Canada’s largest steel producer. Mr. Hopkins currently serves on the Board of Directors of Novamerican Steel Inc., a publicly traded company.

Class II Directors

     BEN E. WAIDE III. Age 63. Mr. Waide has served as a Director of the Company since the Emergence Date. Since 1998, Mr. Waide has served as an Executive Consultant to E.I. du Pont de Nemours and Company — DuPont Safety Resources, a global workplace consulting firm. From 1995 to

1998, Mr. Waide was Chairman and Chief Executive Officer of Atlantic Aviation Corporation, an aircraft maintenance management services company. Mr. Waide served as General Manager of the Films Division of E.I. du Pont de Nemours and Company from 1990 to 1995.

     CARROLL R. WETZEL, JR. Age 59. Mr. Wetzel has served as Chairman of the Board of the Company since the Emergence Date. From 1988 to 1996, Mr. Wetzel was a Managing Director with the Mergers and Acquisition Group of Chemical Bank/Chase Manhattan. Prior to that, from 1981 to 1988, he was a Managing Director in Smith Barney’s Mergers and Acquisitions Group. From 1976 to 1981, he worked as an investment banker with Dillon, Read & Co. Inc. Mr. Wetzel is also Vice Chairman of the Board of Directors of Arch Wireless, Inc., a publicly traded company.

Class III Director

     JOHN C. COREY. Age 54. Mr. Corey has served as President, Chief Executive Officer and Director of the Company since the Emergence Date. Prior to that, he had served as President, Chief Operating Officer and Director of the Company since March 1999. Mr. Corey served as President of Stanley Mechanics Tools, Inc., a division of The Stanley Works, a company engaged in the business of manufacturing and distributing mechanics hand tools, from September 1996 to March 1999 where he was responsible for worldwide operations. Prior to that, Mr. Corey served as an independent consultant while attending to personal business from December 1995 to August 1996 and as President of Allied Signal North American Aftermarket, a division of Allied Signal, Inc., a company engaged in the business of automotive components, from September 1994 to November 1995. From 1984 to 1994, Mr. Corey served in various positions for Moog Automotive, Inc., a company engaged in the business of manufacturing and distributing automotive steering and suspension parts, most recently as the President of the Steering and Suspension Division. Mr. Corey has over 15 years of experience in management and manufacturing in the automotive industry.

Executive Officers

     The following table sets forth the names, ages and all positions and offices with the Company held by the Company’s present executive officers.

Name	Age	Positions and Offices Presently Held

John C. Corey	54	Director, President and Chief Executive Officer
Brian P. Menezes	49	Vice President and Chief Financial Officer
Stephen B. Duerk	60	Vice President; President, North American Automotive
Vick Crowley	35	Treasurer

     Executive officers are appointed by the Board and serve at the discretion of the Board. Following is information with respect to the Company’s executive officers who are not also directors of the Company:

     BRIAN P. MENEZES. Mr. Menezes has served as Vice President and Chief Financial Officer of the Company since September 1999. From October 1997 to September 1999, Mr. Menezes served as Vice President and General Manager of Odyssey Knowledge Solutions, Inc., a Canadian software and systems development company focused on web-based e-commerce and enterprise solutions. From January 1993 to June 1997, Mr. Menezes served as Vice President of Operations for Cooper Industries (Canada) Inc. Automotive Products (“Cooper”), the largest supplier in the Canadian automotive replacement parts market. From January 1993 to June 1995, Mr. Menezes also served as the Vice President of Finance of Cooper.

     STEPHEN B. DUERK. Mr. Duerk has served as President of the Company’s North American Automotive Group since April 1998 and as President of Safety Components Fabric Technologies, Inc., a wholly-owned subsidiary of the Company (“SCFTI”), since January 1998. From July 1997 to January 1998, Mr. Duerk served the Company as Co-Managing Director of SCFTI. Prior to the Company’s acquisition (the “JPS Acquisition”) of the Air Restraint and Technical Fabrics Division of JPS Automotive

L.P., through SCFTI, in July 1997, Mr. Duerk had served JPS Automotive, L.P., a tier one supplier to the automotive industry of carpet and knit fabrics for headliner and body cloth for automobiles, as Vice President of Air Restraint Fabrics in the Greenville, South Carolina facility from October 1988. From 1965 to October 1988, Mr. Duerk served in various positions for JP Stevens & Co., Inc., a company engaged in the business of manufacturing industrial textiles, of which JPS Automotive, L.P. was a part until its restructuring in May 1998, most recently as the Vice President of the Industrial Synthetic Group.

     VICK CROWLEY. Mr. Crowley has served as Treasurer of the Company since August 2000. Prior to that, he had served as Assistant Treasurer with HomeGold Financial, Inc., of Greenville, South Carolina, a financial services firm, since 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company’s executive officers, directors and 10% stockholders are required under the Securities Exchange Act of 1934, as amended, and regulations thereunder, to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Company. To the Company’s knowledge, no Form 4 or Form 5 report was filed by Putnam (as defined below) in connection with a sale of shares and its status as a 10% stockholder of the Company, although Putnam has indicated that such filings are not required.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company for the Company’s fiscal year ended March 30, 2002 (each person appearing in the table is referred to as a “Named Executive”).

Summary Compensation Table

				Long Term
				Compensation
				Awards

		Annual Compensation		Securities
				Underlying	All Other
Name and		Salary	Bonus	Options/SARs	Compensation
Principal Position	Year	($)	($)	(#) (1)	($)

John C. Corey	2002	$316,040	$231,675	173,200	$62,013	(3)
President and Chief	2001	306,144	318,039	0	35,788	(4)
Executive Officer (2)	2000	303,776	0	150,000/40,000	70,006	(5)
Brian P. Menezes	2002	$190,924	$123,985	75,000	$33,869	(7)
Vice President and Chief	2001	184,962	188,903	0	17,503	(8)
Financial Officer (6)	2000	109,976	0	50,000	17,467	(9)
Stephen B. Duerk	2002	$182,000	$80,223	71,000	$12,495	(10)
Vice President;	2001	177,625	63,700	0	16,069	(11)
President North American	2000	175,000	0	15,000/6,000	14,396	(12)
Automotive Group
Vick Crowley	2002	$100,471	$39,250	5,700	$5,674	(14)
Treasurer (13)	2001	67,033	30,200	0	3,198	(15)

(1)	Grants reflected for 2002 are options under the Company’s 2001 Stock Option Plan (the “Option Plan”). Options/stock appreciation rights indicated for 2000 relate to the Company’s pre-Chapter 11 period and were cancelled pursuant to the Plan of Reorganization.

(2)	Mr. Corey joined the Company in March 1999 as its Chief Operating Officer. He became Chief Executive Officer on the Emergence Date.

(3)	Amount reflects $12,476 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $14,400 automobile allowance, a $5,312 matching contribution under the Company’s 401(k) plan, $570 of long-term disability insurance premiums, $690 of group life insurance premiums, $9,516 of supplemental medical reimbursements, and $19,049 of membership dues.

(4)	Amount reflects $11,632 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $14,400 automobile allowance, $683 retro pay, a $5,250 matching contribution under the Company’s 401(k) plan, $720 of long-term disability insurance premiums, $690 of group life insurance premiums, and $2,413 of supplemental medical reimbursements.

(5)	Amount reflects $45,290 relocation expense, a $14,400 automobile allowance, $3,461 retro pay, a $5,062 matching contribution under the Company’s 401(k) plan, $660 of long-term disability insurance premiums, and $1,133 of group life insurance premiums.

(6)	Mr. Menezes joined the Company in August 1999.

(7)	Amount reflects $5,394 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $13,500 automobile allowance, $900 retro pay, a $5,312 matching contribution under the Company’s 401(k) plan, $516 of long-term disability insurance premiums, $255 of group life insurance premiums, and $7,992 of supplemental medical reimbursements.

(8)	Amount reflects a $10,800 automobile allowance, $418 retro pay, a $5,250 matching contribution under the Company’s 401(k) plan, $666 of long-term disability insurance premiums, $244 of group life insurance premiums, and $125 of supplemental medical reimbursements.

(9)	Amount reflects $7,500 relocation expense, $500 elective insurance premiums, a $2,219 matching contribution under the Company’s 401(k) plan, $326 of long-term disability premiums, a $6,750 automobile allowance, and $172 of group life insurance premiums.

(10)	Amount reflects a $6,000 automobile allowance, a $3,760 matching contribution under the Company’s 401(k) plan, $681 of group life insurance premiums, $1,356 of supplemental medical reimbursements, and $698 of membership dues.

(11)	Amount reflects a $6,000 automobile allowance, $3,876 of club dues, $292 retro pay, $659 of group insurance premiums, and $5,242 of supplemental medical reimbursements.

(12)	Amount reflects a $6,000 automobile allowance, $2,796 of club dues, a $4,625 matching contribution under the Company’s 401(k) plan, and $975 of group insurance premiums.

(13)	Mr. Crowley joined the Company in August 2000.

(14)	Amount reflects a $3,920 matching contribution under the Company’s 401(k) plan, $199 of long-term disability premiums, $49 of group life insurance premiums and $1,506 of supplemental medical reimbursements.

(15)	Amount reflects $385 retro pay, a $1,789 matching contribution under the Company’s 401(k) plan, $155 of long-term disability premiums, $29 of group life insurance premiums, and $840 of supplemental medical reimbursements.

Option Grants in Last Fiscal Year

     The following table presents information concerning the options to purchase our Common Stock granted during the fiscal year ended March 30, 2002 to the Named Executives.

						Potential Realizable Value
						at Assumed Annual Rate of
	Number of					Stock Price Appreciation
	Securities		Percent of Total	Exercise or Base		for Option Term
	Underlying Options		Options Granted to	Price	Expiration
Name	Granted		Employees (1)	Per Share	Date	5%($)	10%($)

John C. Corey	110,000	(2)	21.6%	$8.75	10/31/10	$564,608	$1,410,244
	63,200	(3)	12.4%	8.75	10/31/10	324,393	810,249
Brian P. Menezes	45,000	(2)	8.8%	8.75	10/31/10	230,976	576,918
	30,000	(3)	5.9%	8.75	10/31/10	153,984	384,612
Stephen B. Duerk	25,500	(4)	5.0%	8.75	10/31/10	130,886	326,920
	45,500	(3)	8.9%	8.75	10/31/10	233,542	583,328
Vick Crowley	3,400	(4)	0.7%	8.75	10/31/10	17,452	43,589
	2,300	(3)	0.5%	8.75	10/31/10	11,805	29,487

(1)	Percentages based upon the total number of options granted to our employees during the fiscal year ended March 30, 2002.

(2)	Of the options granted, 2/3 were vested and exercisable as of May 18, 2001, and the remaining 1/3 shall vest and become exercisable on October 31, 2003, subject to accelerated vesting upon a change of control (as defined).

(3)	Of the options granted, 1/3 were vested and exercisable as of October 31, 2001, 1/3 shall vest and become exercisable on October 31, 2002, and the remaining 1/3 shall vest and become exercisable on October 31, 2003, subject to accelerated vesting upon a change of control.

(4)	Of the options granted, 1/3 were vested and exercisable as of May 18, 2001, 1/3 shall vest and become exercisable on October 31, 2002, and the remaining 1/3 shall vest and become exercisable on October 31, 2003, subject to accelerated vesting and reduction of exercise price to $.01 per share upon a change of control.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information with respect to the Named Executives concerning exercisable and unexercisable options held as of March 30, 2002. No options were in-the-money as of March 30, 2002, based on the last closing sales price of the Company’s Common Stock prior to March 30, 2002, of $8.51 per share.

	Number of
	Securities Underlying		Value of Unexercised
	Unexercised Options at		In-the-Money Options at
	March 30, 2002		March 30, 2002

Name	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)

John C. Corey	94,399	78,801	$—	$—
Brian P. Menezes	40,000	35,000	—	—
Stephen B. Duerk	23,666	47,334	—	—
Vick Crowley	1,899	3,801	—	—

Employment Agreements

     Corey Agreement

     Mr. Corey currently serves as President and Chief Executive Officer pursuant to an employment agreement with the Company which became effective May 18, 2001 (with subsequent amendment as of June 27, 2001 with respect to certain deferred compensation arrangements) and replaced all prior agreements with Mr. Corey. The employment agreement provides for a base salary of $315,000 (increased to $325,000 in the current year), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company’s Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee in advance of each fiscal year. It also provides, in the event of a Change of Control (as defined) while he is still employed with the Company or under certain circumstances following his termination of employment other than for Cause (as defined) or by reason of a Constructive Termination (as defined), he will be entitled to a one-time bonus of $961,400 at the time the Change of Control is consummated, provided it occurs within ten years following termination of his employment at a time when he is still alive.

     Pursuant to the employment agreement, Mr. Corey received, upon execution, options to purchase 173,200 shares of Common Stock under the Option Plan. Such grant consisted of (i) Class A Options to purchase 110,000 shares at an exercise price equal to fair market value on the date of grant ($8.75 per share), two-thirds of which immediately vested, and the final third of which will vest on October 31, 2003, and (ii) Class B Options to purchase 63,200 shares of Common Stock at an exercise price equal to fair market value on the date of grant ($8.75), vesting one-third on October 31, 2001, an additional one-third on October 31, 2002, and the final one-third on October 31, 2003. Because a Change of Control of the Company had not occurred by April 1, 2002, Mr. Corey received, pursuant to the employment agreement, a grant of Class C Options to purchase 36,800 additional shares of Common Stock (together with an additional grant of Class C Options to purchase another 10,000 shares of Common Stock not provided in the employment agreement) vesting over the next three anniversary dates of such grant. The exercise price for such Class C Options is the per share price determined to be the fair market value for the shares as of the date of the grant ($6.71 per share). All such options are subject to acceleration in certain cases upon a Change of Control of the Company.

     If Mr. Corey’s employment is terminated by the Company other than by reason of death or Disability (as defined) or for Cause or if the employment agreement is terminated by him by reason of a Constructive Termination, the Company shall pay Mr. Corey a severance and non-competition payment equal to two times his base salary at the time of termination, payable in equal monthly installments over the next succeeding 24 months, plus 18 months of health care continuation payments; in the event a termination occurred before October 31, 2001, then the foregoing 24 month period and corresponding dollar amount of severance and non-competition payment would have been increased by one month for each calendar month by which such termination preceded November 1, 2001. If Mr. Corey’s employment agreement is terminated by the Company in connection with a Change of Control and he is not offered a position with the acquirer with similar responsibilities or if he is initially offered and accepts the position with the acquirer, but is terminated without Cause within 12 months after accepting such position, then, in lieu of any other severance payment under his employment agreement, the Company shall pay Mr. Corey a severance and non-competition payment equal to two times his base salary at the time of termination in 24 equal monthly installments, plus 18 months of health care continuation payments; in the event a termination occurred on or before October 31, 2001, then the foregoing 24 month period and corresponding dollar amount of severance and non-competition payment would have been increased by one month for each calendar month by which such termination preceded November 1, 2001. All cash payments and health care continuation payments shall cease in the event of competitive employment. Such payments shall be mitigated by 50% of “severance period earnings” in the event of non-competitive employment with annual compensation up to $100,000 and shall cease altogether in the event of such annual compensation exceeding $100,000.

     Menezes Agreement

     Mr. Menezes currently serves as Vice President and Chief Financial Officer pursuant to an employment agreement with the Company which became effective on May 18, 2001 (with subsequent amendment as of June 27, 2001 with respect to certain deferred compensation arrangements) and replaced all prior agreements with Mr. Menezes. The employment agreement provides for a base salary of $190,000 (increased to $200,450 in the current year), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company’s Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee in advance of each fiscal year. It also provides that, in the event of a Change of Control (as defined) while he is still employed by the Company or under certain circumstances following his termination of employment other than for Cause (as defined) or by reason of a Constructive Termination (as defined), he will be entitled to a one-time bonus of $393,300 at the time the Change of Control is consummated, provided it occurs within ten years following termination of his employment at a time when he is still alive.

     Pursuant to the employment agreement, Mr. Menezes received, upon execution, options to purchase 75,000 shares of Common Stock under the Company’s Option Plan. Such grant consisted of (i) Class A Options to purchase 45,000 shares at an exercise price equal to fair market value on the date of grant ($8.75 per share), two-thirds of which immediately vested, and the final third which will vest on October 31, 2003, and (ii) Class B Options to purchase 30,000 shares of Common Stock at an exercise price equal to fair market value on the date of grant ($8.75 per share), vesting one-third on October 31, 2001, an additional one-third on October 31, 2002, and the final one-third on October 31, 2003. All such options are subject to acceleration in certain cases upon a Change of Control of the Company.

     If Mr. Menezes’ employment is terminated by the Company other than by reason of death or Disability (as defined) or for Cause or if the employment agreement is terminated by him by reason of a Constructive Termination, the Company shall pay Mr. Menezes a severance and non-competition payment equal to one and one half times his base salary at the time of termination, payable in equal monthly installments over the next 18 months, plus 18 months of health care continuation payments. If Mr. Menezes’ employment agreement is terminated by the Company in connection with a Change of Control and he is not offered a position with the acquirer with similar responsibilities or if he initially is offered and accepts a position with the acquirer, but is terminated without Cause within 12 months after accepting such position, then, in lieu of any other severance payment under this employment agreement, the Company shall pay Mr. Menezes a severance and non-competition payment equal to one and one half times his base salary at the time of termination in 18 equal monthly installments, plus 18 months of health care continuation payments. All cash payments and health care continuation payments shall cease in the event of competitive employment. Such payments shall be mitigated by 50% of “severance period earnings” in the event of non-competitive employment with annual compensation up to $50,000 and shall cease altogether in the event of such annual compensation exceeding $50,000.

     Duerk Agreement

     Mr. Duerk currently serves as Vice President of the Company and President of the North American Automotive Group pursuant to an employment agreement which became effective May 18, 2001 and replaced all prior agreements with Mr. Duerk. The employment agreement provided for an original base salary of $182,000 (increased to $187,500 in the current year), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company’s Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee in advance of each fiscal year.

     If Mr. Duerk’s employment is terminated by the Company other than by reason of death or Disability (as defined) or for Cause (as defined) or if the employment agreement is terminated by him by reason of a Constructive Termination (as defined), the Company will pay Mr. Duerk a severance and non-competition payment equal to one and one half times his base salary at the time of termination, payable in equal monthly installments over the next succeeding 18 months, plus 18 months of health care continuation payments. If Mr. Duerk’s employment agreement is terminated by the Company in connection with a Change of Control (as defined) and he is not offered a position with the acquirer with similar responsibilities or if he initially is offered and accepts a position with the acquirer but is terminated without Cause within 12 months after accepting such position, then, in lieu of any other severance payment under his employment agreement, the Company shall pay Mr. Duerk a severance and non-competition payment equal to one and one half times his base salary at the time of termination in 18 equal monthly installments, plus 18 months of health care continuation payments. All cash payments and health care continuation payments shall cease in the event of competitive employment. Such payments shall be mitigated by 50% of “severance period earnings” in the event of non-competitive employment with annual compensation up to $50,000 and shall cease altogether in the event of such annual compensation exceeding $50,000.

     Crowley Agreement

     Under his severance agreement with the Company, if Mr. Crowley is terminated by the Company other than for Cause, death or Disability within 24 months following a Change of Control (including a termination by Mr. Crowley by reason of a Constructive Termination) (all the foregoing capitalized terms as defined in Mr. Crowley’s severance agreement), Mr. Crowley is entitled to a severance payment equal to his annual base salary in effect at the effective date of termination, payable in twelve equal monthly installments following termination.

Management Incentive Plan

     Subsequent to the Emergence Date, the Company’s Management Incentive Plan for the benefit of the Company’s key executive officers and certain other management level employees (combining the Senior Management Plan and Management Incentive Plan that were in effect prior to the Chapter 11 Cases) continued in effect. Messrs. Corey, Menezes, Duerk and Crowley each received bonuses for the fiscal year ended March 30, 2002 under the Management Incentive Plan. See the Summary Compensation Table and “ – Employment Agreements” above for additional information concerning the Management Incentive Plan.

Severance Program

     See “ – Employment Agreements” above for additional information concerning severance arrangements applicable to the Named Executives.

Director Compensation

     Directors who are employees of the Company receive no compensation, as such, for service as members of the Board. Directors who are not employees of the Company receive an annual retainer of $20,000, plus an additional $10,000 for Mr. Wetzel as Board Chairman and an additional $5,000 each for committee chairmen. They also each receive attendance fees ranging from $500 to $1,250 for attendance at Board and committee meetings attended in person or by telephone. Finally, directors receive additional compensation at a rate of $1,750 per day for special assignments, not including attendance at Board and committee meetings. All directors are reimbursed for expenses incurred in connection with attendance at meetings.

     Each non-employee director received an option grant under the Option Plan immediately following its approval by the stockholders (for 10,000 shares to Mr. Wetzel, as Chairman, and 7,500 shares to each of the other non-employee directors). The exercise price for the shares of Common Stock subject to these options is the fair market value of the shares on the date of grant ($8.75 per share), subject to adjustment to $.01 per share in the event of a change of control as described in the option agreements. As of April 3, 2002, each non-employee director received an additional option grant (for 10,000 shares to Mr. Wetzel, as Chairman, and 7,500 shares to each of the other non-employee directors). The exercise price for the shares of Common Stock subject to these options is the per share price determined to be their fair market value as of the date of grant ($6.71 per share).

Compensation Committee Interlocks and Insider Participation

     From the Emergence Date through the fiscal year ended March 30, 2002, Messrs. Goldfarb, Waide and Wetzel served as the Company’s Compensation Committee. No interlocking relationship exists between the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     Except as otherwise indicated, the following table and notes set forth certain information, to the knowledge of the Company, regarding the beneficial ownership of the Common Stock as of June 25, 2002 by all persons known by the Company to be the beneficial owner of more than 5% of the Common Stock, by each director of the Company, by each of the Named Executives and by all directors and executive officers of the Company as a group. Except as otherwise indicated, to the knowledge of the Company, each beneficial owner has the sole power to vote and to dispose of all shares of Common Stock owned by such beneficial owner.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Common Stock (1)

Putnam Investment Management, Inc. (and related parties) (“Putnam”) c/o Corporate Actions Dept. 25 Braintree Hill Office Park Braintree, MA 02184	1,460,919	29.5%
CSFC Wayland Advisors Inc. (and related parties) (“Wayland”) 12700 Whitewater Drive Minnetonka, MN 55343	1,285,191	25.9%
SunAmerica Investments (and related parties) (“SunAmerica”) 1 Sun America Center Los Angeles, CA 90067	1,444,972	29.1%

Officers and Directors
John C. Corey (2) (3)	95,006	1.9%
Andy Goldfarb (3)	5,000	*
W. Allan Hopkins (3)	5,000	*
Ben E. Waide III (3)	5,000	*
Carroll R. Wetzel, Jr. (3)	6,680	*
Brian P. Menezes (3)	40,000	*
Stephen B. Duerk (2) (3)	23,681	*
Vick Crowley	1,899	*

All executive officers and directors as a group (consisting of 8 individuals)	182,266	3.5%

*	Less than 1%.

(1)	Shares beneficially owned, as recorded in this table, expressed as a percentage of the shares of Common Stock outstanding.

(2)	Includes 492 shares for Mr. Corey and 12 shares for Mr. Duerk underlying currently exercisable warrants under a Warrant Agreement dated as of October 11, 2000 between the Company and Continental Stock Transfer and Trust Company as agent for the holders of warrants issued by the Company under that Warrant Agreement.

(3)	Includes 94,399 shares for Mr. Corey, 5,000 shares each for Messrs. Goldfarb, Hopkins and Waide, 6,666 shares for Mr. Wetzel, 40,000 shares for Mr. Menezes, 23,666 shares for Mr. Duerk, and 1,899 shares for Mr. Crowley underlying currently exercisable stock options under the Option Plan.

     Each of Putnam, Wayland and SunAmerica initially acquired their shares pursuant to the Plan of Reorganization, as confirmed by the Bankruptcy Court, effective as of the Emergence Date. The shares may be held on behalf of clients in a fiduciary capacity, as to which the named beneficial owner may exercise shared voting or dispositive power.

Equity Compensation Plan Information

     The Company has one equity compensation plan, the Option Plan, that is a shareholder approved plan. As of March 30, 2002, the number of options outstanding and remaining available under the Option Plan were as follows:

Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
Plan category	outstanding options	outstanding options	for future issuance

Equity compensation plans approved by security holders	510,000 (1)	$8.75	390,000 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	510,000 (1)		390,000 (1)

(1)	Subsequent to year-end, the Company granted options for another 190,000 shares (97,300 of which were granted to the Named Executives), at an exercise price of $6.71 per share, for a total of 700,000 shares subject to outstanding options and leaving options for another 200,000 shares available for future grants.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the Company’s last fiscal year, except as may otherwise be described herein, there were no transactions occurring or relationships that existed between the Company and its officers, directors or 5% stockholders that require disclosure under SEC regulations.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Item 14 is hereby supplemented to include the following Exhibit, which is filed with this Amendment.

(a)(3) Exhibits:

10.25	Severance Agreement dated July 31, 2000 between Safety Components International, Inc. and Vick Crowley

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFETY COMPONENTS INTERNATIONAL, INC

By:	/s/ Brian Menezes

Brian Menezes Chief Financial Officer

Date:	July 29, 2002