Form 10-Q
period 2002-06-29
SAFETY COMPONENTS INTERNATIONAL INC
filed 2002-08-13
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of August 5, 2002, was 4,959,678.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The unaudited condensed consolidated financial information at June 29, 2002 and for the thirteen week period then ended, unaudited condensed consolidated statements of operations and of cash flows for the period ended June 30, 2001 and the audited condensed consolidated balance sheet at March 30, 2002 relate to Safety Components International, Inc. and its subsidiaries.

      ITEM 1.           FINANCIAL STATEMENTS                                PAGE
                        --------------------                                ----

             Condensed Consolidated Balance Sheets as of June 29, 2002
             (unaudited) and March 30, 2002                                    3

             Unaudited Condensed Consolidated Statements of Operations for
             the thirteen weeks ended June 29, 2002 and June 30, 2001          4

             Unaudited Condensed Consolidated Statements of Cash Flows for
             the thirteen weeks ended June 29, 2002 and June 30, 2001          5

             Notes to Unaudited Condensed Consolidated Financial Statements    6

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                           13

PART II OTHER INFORMATION                                                     14

SIGNATURES                                                                    15

Private Securities Litigation Reform Act of 1995

      The discussion in this report may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends, the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval of automobile manufacturers of airbag cushions currently in production; pricing pressures; labor strikes; the anticipated positive results from restructuring efforts; the continued performance by its discontinued operations at or above the estimated levels; and the ability to sell the Company's discontinued operations.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                               June 29,       March 30,
                                                                                 2002            2002
                                                                              -----------    -----------
                                                                              (unaudited)        (1)
ASSETS

Current assets:
     Cash and cash equivalents ............................................   $     3,248    $     2,692
     Accounts receivable, net .............................................        43,387         35,056
     Inventories, net .....................................................        19,870         16,774
     Prepaid and other ....................................................         3,015          2,521
                                                                              -----------    -----------
         Total current assets .............................................        69,520         57,043

Property, plant and equipment, net ........................................        53,483         48,044
Reorganization value in excess of amounts allocable to identifiable assets         14,576         14,576
Identifiable intangible assets, net .......................................         1,181          1,071
Other assets ..............................................................         1,932          1,900
Net assets held for sale ..................................................         2,595          2,637
                                                                              -----------    -----------
         Total assets .....................................................   $   143,287    $   125,271
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .....................................................   $    18,261    $    18,516
     Accrued and other current liabilities ................................        11,457          9,635
     Current portion of long-term debt ....................................        24,204         25,181
                                                                              -----------    -----------
         Total current liabilities ........................................        53,922         53,332

Long-term debt ............................................................        23,325         12,182
Other long-term liabilities ...............................................         3,897          3,919
                                                                              -----------    -----------
         Total liabilities ................................................        81,144         69,433
                                                                              -----------    -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued ............            --             --
     Common stock: $0.01 par value per share - 20,000,000 shares authorized;
         5,000,000 shares issued and 4,959,678 shares outstanding .........            50             50
     Common stock warrants ................................................            34             34
     Additional paid-in-capital ...........................................        50,916         50,916
     Treasury stock: 40,322 shares at cost ................................          (411)          (411)
     Retained earnings ....................................................         8,048          5,339
     Accumulated other comprehensive income (loss) ........................         3,506            (90)
                                                                              -----------    -----------
         Total stockholders' equity .......................................        62,143         55,838
                                                                              -----------    -----------
         Total liabilities and stockholders' equity .......................   $   143,287    $   125,271
                                                                              ===========    ===========

(1)   Derived from the audited consolidated balance sheet as of March 30, 2002

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                        Thirteen         Thirteen
                                                                                       Weeks Ended      Weeks Ended
                                                                                      June 29, 2002    June 30, 2001
                                                                                      -------------    -------------
Net sales .........................................................................   $      61,448    $      50,291
Cost of sales, excluding depreciation .............................................          50,463           41,000
Depreciation ......................................................................           2,196            1,652
                                                                                      -------------    -------------
         Gross profit .............................................................           8,789            7,639

Selling and marketing expenses ....................................................             552              469
General and administrative expenses ...............................................           3,799            2,369
Research and development expenses .................................................             193              162
Amortization of intangible assets .................................................              28              225
                                                                                      -------------    -------------
         Income from operations ...................................................           4,217            4,414

Other (income) expense, net .......................................................          (2,066)             160
Interest expense, net .............................................................           1,021            1,264
                                                                                      -------------    -------------
         Income before income tax provision .......................................           5,262            2,990

Provision for income taxes ........................................................           2,553            1,064
                                                                                      -------------    -------------
         Income from continuing operations ........................................           2,709            1,926

Loss on disposition of discontinued operations, net of income tax benefit of $1,511              --            2,267
                                                                                      -------------    -------------
Net income (loss) .................................................................   $       2,709    $        (341)
                                                                                      =============    =============

Net income (loss) per common share, basic and diluted:
         Income from continuing operations ........................................   $        0.55    $        0.39
         Loss on disposition of discontinued operations ...........................              --            (0.46)
                                                                                      -------------    -------------
Net income (loss) per common share, basic and diluted .............................   $        0.55    $       (0.07)
                                                                                      =============    =============

Weighted average number of common shares outstanding, basic and diluted ...........           4,960            4,960
                                                                                      =============    =============

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                   Thirteen         Thirteen
                                                                                  Weeks Ended      Weeks Ended
                                                                                 June 29, 2002    June 30, 2001
                                                                                 -------------    -------------
Cash Flows From Operating Activities:
      Net income (loss) ......................................................   $       2,709    $        (341)
      Loss on disposition of discontinued operations .........................              --            2,267
                                                                                 -------------    -------------
      Income from continuing operations ......................................           2,709            1,926
       Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
         Depreciation ........................................................           2,196            1,652
         Amortization ........................................................              28              225
         Loss on disposition of assets .......................................              59               --
         Deferred taxes ......................................................              --              934
         Accretion of interest on current obligation .........................             (37)              --
         Changes in operating assets and liabilities .........................         (10,590)             (97)
                                                                                 -------------    -------------
              Net cash (used in) provided by continuing operations ...........          (5,635)           4,640
              Net cash provided by (used in) discontinued operations .........              87           (3,551)
                                                                                 -------------    -------------
              Net cash (used in) provided by operating activities ............          (5,548)           1,089
                                                                                 -------------    -------------

Cash Flows From Investing Activities:
      Additions to property, plant and equipment .............................          (3,423)          (1,130)
                                                                                 -------------    -------------
              Net cash used in continuing operations .........................          (3,423)          (1,130)
              Net cash used in discontinued operations .......................             (32)            (550)
                                                                                 -------------    -------------
              Net cash used in investing activities ..........................          (3,455)          (1,680)
                                                                                 -------------    -------------

Cash Flows From Financing Activities:
      Repayment of KeyCorp Subordinated Secured term note ....................             (90)              --
      Repayment of Congress Subordinated term note ...........................            (337)            (382)
      Net borrowing on Congress revolving credit facility ....................          11,279            4,050
      Payment on note due to former owner of acquired business ...............            (955)              --
      Repayments of other debt and long term obligations .....................            (771)            (578)
      Acquisition of treasury stock ..........................................              --               (7)
                                                                                 -------------    -------------
              Net cash provided by continuing operations .....................           9,126            3,083
              Net cash used in discontinued operations .......................              --             (120)
                                                                                 -------------    -------------
              Net cash provided by financing activities ......................           9,126            2,963
                                                                                 -------------    -------------
Effect of exchange rate changes on cash ......................................             433             (339)
                                                                                 -------------    -------------
Increase in cash and cash equivalents ........................................             556            2,033
Cash and cash equivalents, beginning of period ...............................           2,692            4,694
                                                                                 -------------    -------------
Cash and cash equivalents, end of period .....................................   $       3,248    $       6,727
                                                                                 =============    =============

Supplemental disclosures of cash flow information: Cash paid during the period for:
              Interest .......................................................   $         543    $       1,167
              Income taxes ...................................................   $       1,239    $          --

      See notes to unaudited condensed consolidated financial statements.

Note 1 Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by Safety Components International, Inc. and subsidiaries ("Safety Components" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, Safety Components believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 30, 2002. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods, including those of a normal recurring nature.

      As discussed in Note 2, the Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 11, 2000, through June 29, 2002. At June 29, 2002, the Company has disposed of all discontinued operations except Galion, Inc. Reporting Galion, Inc. as a discontinued operation requires the Company to estimate, based on currently available information, the results of operations to the expected disposal date and the expected proceeds to be received upon sale. The net assets held for sale of approximately $2.6 million at June 29, 2002 reflect these estimates.

Note 2 Discontinued Operations

      On October 10, 2000, the Company concluded to exit and sell its metal and defense businesses consisting of Valentec Wells, LLC, the metallic belt links business located in Missouri (relocated from Costa Mesa, CA) and Galion, Inc., the defense systems and products divisions located in Ohio.

      At June 29, 2002, the only remaining discontinued operation is Galion, Inc. The Company had previously expressed its belief that the disposal of this remaining business on acceptable terms would be consummated by approximately September 2002. While the Company remains committed to, and is continuing to aggressively pursue plans for disposition, the current estimate of such disposition is November 2002 due to unexpected and uncontrollable delays recently encountered in the disposal process.

      Following is a summary of financial information for the Company's discontinued metal and defense operations (unaudited) (in thousands):

                                                   -----------------------------
                                                      Thirteen        Thirteen
                                                    weeks ended     weeks ended
                                                   June 29, 2002   June 30, 2001
                                                   -----------------------------
    Net sales                                      $       2,136   $       2,915
    Discontinued operations:
        Loss on disposition, net of income taxes              --           2,267

      Net assets of discontinued operations at June 29, 2002 and March 30, 2002 were as follows (unaudited) (in thousands):

                                     June 29, 2002   March 30, 2002
                                     ------------------------------
Accounts receivable, net             $       1,506    $       1,630
Inventories, net                               677              843
Property, plant and equipment, net           2,195            2,376
                                     ------------------------------
       Total assets                          4,378            4,849
Current liabilities                         (1,541)          (1,970)
Other liabilities                             (242)            (242)
                                     -------------    -------------
       Net assets held for sale      $       2,595    $       2,637
                                     =============    =============

Note 3 Inventories

      Inventories reported on the Company's balance sheets were as follows (unaudited) (in thousands):

                  June 29, 2002  March 30, 2002
                  -----------------------------
Raw materials     $       5,938          $5,493
Work-in-process           6,985           5,922
Finished goods            6,947           5,359
                  -----------------------------
  Total           $      19,870   $      16,774
                  =============================

Note 4 Long-Term Debt

      The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 11, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings permitted under the Congress Facility (and its borrowing limitations) are $4.6 million in term loans which are to be repaid in equal monthly installments of approximately $112,000, with the unpaid principal amount due on October 11, 2003, unless the Congress Facility is renewed at that time. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, through which the Company had exposure of $424,000 and $0 pursuant to letters of credit outstanding at June 29, 2002 and March 30, 2002, respectively. At June 29, 2002, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $18.7 million.

      The Company's $17.6 million subordinated secured note facility (the "Subordinated Facility") with KeyBank National Association and Fleet Bank expires on October 11, 2002; accordingly, such amount is classified in the current portion of long term debt as of June 29, 2002 and March 30, 2002. The Company is negotiating a replacement for this facility and has also requested an extension of its maturity with the current lenders. Although no assurances can be given in this regard, management believes that it will be able to obtain either a replacement or an extension for the facility prior to its maturity in October 2002.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant along with other certain non-financial covenants. At June 29, 2002, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

Note 5 Comprehensive Income (loss)

      The components of comprehensive income (loss) are as follows (unaudited) (in thousands):

                                           ------------------------------------------
                                              Thirteen weeks         Thirteen weeks
                                           ended June 29, 2002    ended June 30, 2001
                                           ------------------------------------------
Net income (loss)                          $             2,709    $              (341)
Foreign currency translation adjustment                  3,685                   (673)
Unrealized loss on hedging transactions,
    net of tax of $50                                      (89)                    --
                                           ------------------------------------------

  Comprehensive income (loss)              $             6,305    $            (1,014)
                                           ==========================================

Note 6 Contingencies

      The Company, from time to time, is a party to legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to the operations of the Company. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, operations or cash flow.

Note 7 Derivatives and Hedging

      Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar has historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows. However, the Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. The Company has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 31, 2002 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At June 29, 2002, the Company had outstanding forward exchange contracts that mature between October 2002 and March 2003 to purchase Mexican pesos with an aggregate notional amount of approximately $4.7 million. The fair values of these contracts at June 29, 2002, totaled approximately $150,000, which is recorded as a derivative liability on the Company's balance sheet in other current liabilities. Substantially all of the loss on these forward contracts was recorded in "accumulated other comprehensive income" at June 29, 2002.

      On December 18, 2001, the Company entered into two forward exchange contracts, with notional amounts totaling $2.2 million, to buy British pounds for an amount consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and November 2, 2002 scheduled payments for the acquisition of Woodville. The change in fair value of these contracts has been recognized in income because the forward contracts did not qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact on earnings resulting from the forward contract for the thirteen weeks ended June 29, 2002 was income of approximately $105,000, recorded in "other income".

Note 8 New Accounting Standards

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on March 31, 2002, the beginning of fiscal year 2003. The adoption of SFAS 144 had no effect on the Company's financial position and results of operations.

      In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This new standard requires that upon adoption, amortization of goodwill (in the Company's case, principally its "reorganization value in excess of amounts allocable to identifiable assets") and indefinite lived intangible assets be ceased and instead, the carrying value of such assets be evaluated for impairment on an annual basis. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment. The Company adopted the provisions of SFAS 142 on March 31, 2002, the first day of the Company's new fiscal year, and accordingly, the Company has (1) reclassified its reorganization value in excess of amounts allocable to identifiable assets to goodwill, and (2) ceased amortization of the goodwill. The Company previously reported in its Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended March 30, 2002, that it had preliminarily determined the effect of adopting SFAS 142 may result in a charge, as the cumulative effect of a change in method of accounting, for as much as $14.6 million upon adoption of the new standard on March 31, 2002. The Company is in the process of finalizing its determination of fair value which must be completed within six months of the adoption of SFAS 142. The Company is evaluating fair value methodologies and upon completion of the fair value determination, the Company will finalize its determination of impairment and will record the effect, if any, as the cumulative effect of a change in method of accounting before the end of its fiscal year.

      The following table summarizes and reconciles the reported net income
(loss) and net income (loss) per common share for the thirteen weeks ended June 29, 2002 and June 30, 2001, to adjusted net income (loss) and net income (loss) per common share as if the amortization expense related to excess reorganization value in the thirteen weeks ended June 30, 2001 were not recorded (in thousands):

                                                                    Thirteen        Thirteen
                                                                   weeks ended     weeks ended
                                                                  June 29, 2002   June 30, 2001
                                                                  -----------------------------
Reported net income (loss)                                        $       2,709   $        (341)
     Add: amortization of excess reorganization value                        --             198
                                                                  -----------------------------
Adjusted net income (loss)                                        $       2,709   $        (143)
                                                                  =============================

Reported net income (loss) per common share, basic and diluted:
     Income from continuing operations                            $        0.55   $        0.39
     Loss on disposition of discontinued operations                          --           (0.46)
                                                                  -----------------------------
Reported net income (loss) per common share, basic and diluted             0.55           (0.07)
                                                                  -----------------------------
     Add: amortization of excess reorganization value                        --            0.04
                                                                  -----------------------------
Adjusted net income (loss) per common share, basic and diluted    $        0.55   $       (0.03)
                                                                  =============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The following discussion and analysis of financial condition and results of operations are based on the Company's unaudited Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended March 30, 2002. The Company's critical accounting policies are described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis on Form 10-K for the year ended March 30, 2002.

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

      Judgments are based on management's assessment as to the effect certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in the unaudited Consolidated Financial Statements. It is important that the reader of the unaudited financial statements understand that actual results could differ from these estimates, assumptions and judgments.

Results of Operations

      The Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 10, 2000, the measurement date, through June 29, 2002. At June 29, 2002, the Company has disposed of all discontinued operations except Galion, Inc. The following summarizes the results of operations for the Company for the thirteen weeks ended June 29, 2002 and June 30, 2001.

(In thousands)

                                                Thirteen weeks ended    Thirteen weeks ended
                                                    June 29, 2002           June 30, 2001
                                                --------------------    --------------------
Net sales                                       $             61,448    $             50,291
Gross profit                                                   8,789                   7,639
Income from operations                                         4,217                   4,414
Other (income) expense, net                                   (2,066)                    160
Interest expense, net                                          1,021                   1,264
Provision for income taxes                                     2,553                   1,064
Loss on discontinued operations, net of taxes                     --                  (2,267)
Net income (loss)                                              2,709                    (341)

First Quarter (Thirteen Weeks) Ended June 29, 2002 Compared to First Quarter (Thirteen Weeks) Ended June 30, 2001

      Net Sales. Net sales increased $11.2 million or 22.2% to $61.4 million for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. North American operations net sales increased $1.8 million or 5.6% compared to the first quarter of fiscal 2002, with the increase due to greater demand in the North American market. Net sales for European operations increased $9.4 million or 53.3% compared to the first quarter of fiscal 2002. The increase is due primarily to the acquisition of Woodville, which accounted for approximately $5.2 million of the increase, increased volumes at our other European operations representing $3.4 million and the favorable effect of fluctuations in the average quarterly foreign currency exchange rates of approximately 3%, representing an increase of approximately $800,000.

      Gross Profit. Gross profit increased $1.2 million or 15.1% to $8.8 million for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The increase in gross profit did not correspond with the increase in net sales due to losses associated with the continued ramp up of new programs and higher operating costs at the Woodville operations, including the costs of relocation of Woodville's production lines to other production facilities. For these reasons, gross profit as a percentage of net sales decreased to 14.3% for the first quarter of fiscal 2003 from 15.2% for the first quarter of fiscal 2002.

      Income from Operations. Income from operations decreased $197,000 or 4.5% to $4.2 million for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The decrease is attributed primarily to an increase in general and administrative expenses resulting from approximately $900,000 of re-qualification and other costs incurred in preparation for the relocation of the Woodville operation to other production facilities. The relocation of the Woodville operations was completed in July 2002 and is expected to reduce future production costs. Income from operations as a percentage of net sales decreased to 6.9% for the first quarter of fiscal 2003 from 8.8% for the first quarter of fiscal 2002. The decrease as a percentage of net sales was due to the items discussed above.

      Other (Income) Expense, net. The Company recorded other income of $2.1 million for the first quarter of fiscal 2003 as compared to other expense of $160,000 for the first quarter of fiscal 2002. Other income/expense is derived primarily from foreign transaction and translation activity. The Company recorded net foreign transaction and translation gains during the first quarter of fiscal 2003, while net foreign transaction and translation losses were recorded in the first quarter of fiscal 2002. The fiscal 2003 transaction and translation gains resulted from significant favorable foreign currency fluctuations of approximately 13% in the June 29, 2002 exchange rates from those rates at March 30, 2002.

      Interest Expense, net. Interest expense decreased $243,000 or 19.2% to $1.0 million for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The decrease is attributable to both lower interest rates and lower levels of debt in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

      Provision for Income Taxes. The provision for income taxes for the first quarter of fiscal 2003 increased $1.5 million compared to the first quarter of fiscal 2002 due to (i) an increase of $2.3 million in income from continuing operations compared to the comparable quarter in the prior year, (ii) the recording of tax provisions for the Company's German and Czech Republic subsidiaries in fiscal 2003 as net operating losses of those subsidiaries have now been fully utilized, and (iii) the recording of an additional provision for income taxes resulting from an examination by German taxing authorities. The German taxing authorities have completed an examination covering years 1997 through 1999 and, based on the status of the examination at this time, the Company has provided $350,000 for the estimated tax liability that will result from this tax examination. The final German tax assessment is expected to be completed and settled in the Company's second quarter of fiscal 2003. The Company's effective tax rate for the thirteen weeks ended June 29, 2002 and June 30, 2001 were 48.5% and 35.6%, respectively. The increase in the effective tax rate is due primarily to the effects of the matters described above. The income tax provision and the effective tax rate for the first quarter of fiscal 2002 were lower than the statutory tax rate due to the Company's ability to utilize existing net operating loss carryforwards in Germany and the Czech Republic during that quarter.

      Discontinued Operations. Loss on discontinued operations was $2.3 million for the thirteen weeks ended June 30, 2001, net of income taxes of $1.5 million, arising primarily from the relocation of, and other costs associated with the former Valentec Wells, LLC operations, during the first quarter of fiscal 2002. Valentec Wells, LLC was sold in September 2001.

      Net Income (Loss). The Company's net income was $2.7 million for the first quarter of fiscal 2003 compared to net loss of $341,000 for the first quarter of fiscal 2002. This change to net income resulted from the items discussed above, including primarily the $2.3 million charge for the discontinued operations in the first quarter of fiscal 2002.

Liquidity and Capital Resources

      Net cash used in operating activities of continuing operations was $5.6 million for the thirteen weeks ended June 29, 2002, compared to cash provided of $4.6 million in the comparable period in the prior year. The cash used in operating activities of continuing operations was principally due to timing in the collection of accounts receivable balances as well as a build up of inventory levels that did not occur in the first quarter of fiscal 2002. Net cash provided by operating activities of discontinued operations of $87,000 for the thirteen weeks ended June 29, 2002 compared to net cash used of $3.6 million in the comparable period in the prior year. The improvement was principally related to the former Valentec Wells, LLC operations, which, as previously discussed, were relocated in the first quarter of fiscal 2002.

      Net cash used in investing activities of continuing operations was $3.4 million for the thirteen weeks ended June 29, 2002, compared to net cash used in investing activities of continuing operations of $1.1 million for the comparable period in the prior year. This increase in cash used in investing activities of continuing operations was attributable to an increase in capital expenditures from the comparable period in the prior year for expansion of capacity due to awarded new programs.

      Net cash provided by financing activities of continuing operations was $9.1 million for the thirteen weeks ended June 29, 2002, compared to net cash provided by financing activities of continuing operations of $3.1 million for the comparable period in the prior year. Net cash provided by financing activities of continuing operations for the thirteen weeks ended June 29, 2002 is attributable to the Company's borrowings on its revolving credit facility, partially offset by principal payments on other various long-term obligations.

      The Company's capital expenditure and working capital requirements will be funded through a combination of cash flows from operations, equipment financing and borrowings under the Company's line of credit. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months. The Company has budgeted capital expenditures of approximately $6.3 million for the remainder of fiscal 2003.

      The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern), expiring October 11, 2003. Under the Congress Facility, the Company may borrow up to the lesser of
(a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings permitted under the Congress Facility (and its borrowing limitations) are $4.6 million in term loans which are to be repaid in equal monthly installments of approximately $112,000, with the unpaid principal amount due on October 11, 2003, unless the Congress Facility is renewed at that time. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, through which the Company had exposure of $424,000 and $0 pursuant to letters of credit outstanding at June 29, 2002 and March 30, 2002, respectively. At June 29, 2002, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $18.7 million.

      The Company's $17.6 million subordinated secured note facility with KeyBank National Association and Fleet Bank expires on October 11, 2002; accordingly, such amount is classified in the current portion of long term debt as of June 29, 2002 and March 30, 2002. The Company is negotiating a replacement for this facility and has also requested an extension of its maturity with the current lenders. Although no assurances can be given in this regard, management believes that it will be able to obtain either a replacement or an extension for the facility prior to its maturity in October 2002.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant along with other certain non-financial covenants. At June 29, 2002, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

New Accounting Standards

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on March 31, 2002, the beginning of fiscal year 2003. The adoption of SFAS 144 had no effect on the Company's financial position and results of operations.

      In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This new standard requires that upon adoption, amortization of goodwill (in the Company's case, principally its "reorganization value in excess of amounts allocable to identifiable assets") and indefinite lived intangible assets be ceased and instead, the carrying value of such assets be evaluated for impairment on an annual basis. Identifiable intangible assets continue to be amortized over their useful lives and reviewed for impairment. The Company adopted the provisions of SFAS 142 on March 31, 2002, the first day of the Company's new fiscal year, and accordingly, the Company has (1) reclassified its reorganization value in excess of amounts allocable to identifiable assets to goodwill, and (2) ceased amortization of the goodwill. The Company previously reported in its Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended March 30, 2002, that it had preliminarily determined the effect of adopting SFAS 142 may result in a charge, as the cumulative effect of a change in method of accounting, for as much as $14.6 million upon adoption of the new standard on March 31, 2002. The Company is in the process of finalizing its determination of fair value which must be completed within six months of the adoption of SFAS 142. The Company is evaluting fair value methodologies and upon completion of the fair value determination, the Company will finalize its determination of impairment and will record the effect, if any, as the cumulative effect of a change in method of accounting before the end of its fiscal year.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES
       ABOUT MARKET RISK

      To the extent that amounts borrowed under the Company's revolving credit facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of June 29, 2002, the Company's interest rates under its revolving credit facility approximated 4.75%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facility would result in an addition to or reduction in interest expense of approximately $150,000 on an annual basis.

      The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar has historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the consolidated financial statements could be materially adversely affected. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. The Company has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 31, 2002 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At June 29, 2002, the Company had outstanding forward exchange contracts that mature between October 2002 and March 2003 to purchase Mexican pesos with an aggregate notional amount of approximately $4.7 million. The fair values of these contracts at June 29, 2002, totaled approximately $150,000, which is recorded as a derivative liability on the Company's balance sheet in other current liabilities. Substantially all of the loss on these forward contracts was recorded in "accumulated other comprehensive income" at June 29, 2002.

      On December 18, 2001, the Company entered into two forward exchange contracts, with notional amounts totaling $2.2 million, to buy British pounds for an amount consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and November 2, 2002 scheduled payments for the acquisition of Woodville. The change in fair value of these contracts has been recognized in income because the forward contracts did not qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact on earnings resulting from the forward contract for the thirteen weeks ended June 29, 2002 was income of approximately $105,000, recorded in "other income".

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not applicable.

ITEM 5.           OTHER INFORMATION
                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit No.       Exhibits

                  10.25             Form of Stock Option Agreement - Class C
                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the quarter ended June 29, 2002.

                                  SIGNATURE(S)

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SAFETY COMPONENTS INTERNATIONAL, INC.
                                        (Registrant)


DATED: August 9, 2002             By:  /s/ Brian P. Menezes
                                  ----------------------------
                                           Brian P. Menezes
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                  By:  /s/ William F. Nelli
                                  -----------------------------
                                           William F. Nelli
                                           Controller