Form 10-Q
period 2002-09-28
SAFETY COMPONENTS INTERNATIONAL INC
filed 2002-11-12
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

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

                              Yes |X|      No |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of November 12, 2002, was 4,959,678.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The unaudited condensed consolidated financial information at September 28, 2002 and for the thirteen week and twenty-six week periods then ended, unaudited condensed consolidated statements of operations and of cash flows for the thirteen and twenty-six weeks ended September 29, 2001 and the audited condensed consolidated balance sheet at March 30, 2002 relate to Safety Components International, Inc. and its subsidiaries.

      ITEM 1.  FINANCIAL STATEMENTS                                         PAGE
                                                                            ----

         Condensed Consolidated Balance Sheets as of September 28, 2002
         (unaudited) and March 30, 2002                                       3

         Unaudited Condensed Consolidated Statements of Operations for the
         thirteen weeks ended September 28, 2002 and September 29, 2001       4

         Unaudited Condensed Consolidated Statements of Operations for the
         twenty-six weeks ended September 28, 2002 and September 29, 2001     5

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         twenty-six weeks ended September 28, 2002 and September 29, 2001     6

         Notes to Unaudited Condensed Consolidated Financial Statements       7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                             18

      ITEM 4.  CONTROLS AND PROCEDURES                                       18

PART II OTHER INFORMATION                                                    19

SIGNATURES                                                                   20

CERTIFICATIONS                                                               21

Private Securities Litigation Reform Act of 1995

      The discussion in this report may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those relating to the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends, including the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval by automobile manufacturers of airbag cushions currently in production; pricing pressures; labor strikes; the results from restructuring efforts; the continuing operations and management of the Company's discontinued operations; and the ability to sell the Company's discontinued operations.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)

                                                                                  September 28,    March 30,
                                                                                       2002          2002
                                                                                  -------------    ---------
                                                                                    (unaudited)        (1)
ASSETS

Current assets:
     Cash and cash equivalents ................................................     $   7,187      $   2,692
     Accounts receivable, net .................................................        41,574         35,056
     Inventories ..............................................................        19,448         16,774
     Prepaid and other ........................................................         2,781          2,521
                                                                                    ---------      ---------
        Total current assets ..................................................        70,990         57,043

Property, plant and equipment, net ............................................        52,847         48,044
Reorganization value in excess of amounts allocable to identifiable assets, net            --         14,576
Identifiable intangible assets, net ...........................................         1,067          1,071
Other assets ..................................................................         2,544          1,900
Net assets held for sale ......................................................         2,430          2,637
                                                                                    ---------      ---------
        Total assets ..........................................................     $ 129,878      $ 125,271
                                                                                    =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .........................................................     $  19,588      $  18,516
     Accrued and other current liabilities ....................................        10,381          9,635
     Current portion of long-term debt ........................................        21,109         25,181
                                                                                    ---------      ---------
        Total current liabilities .............................................        51,078         53,332

Long-term debt ................................................................        26,225         12,182
Other long-term liabilities ...................................................         5,263          3,919
                                                                                    ---------      ---------
        Total liabilities .....................................................        82,566         69,433
                                                                                    ---------      ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued ................            --             --
     Common stock:  $0.01 par value per share - 20,000,000 shares authorized;
         5,000,000 shares issued and 4,959,678 shares outstanding .............            50             50
     Common stock warrants ....................................................            34             34
     Additional paid-in-capital ...............................................        50,916         50,916
     Treasury stock: 40,322 shares at cost ....................................          (411)          (411)
     Retained earnings (accumulated deficit) ..................................        (5,901)         5,339
     Accumulated other comprehensive income (loss) ............................         2,624            (90)
                                                                                    ---------      ---------
        Total stockholders' equity ............................................        47,312         55,838
                                                                                    ---------      ---------
        Total liabilities and stockholders' equity ............................     $ 129,878      $ 125,271
                                                                                    =========      =========

(1)   Derived from the audited consolidated balance sheet as of March 30, 2002.

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (In thousands, except per share data)

                                                                                        Thirteen                     Thirteen
                                                                                      Weeks Ended                  Weeks Ended
                                                                                   September 28, 2002          September 29, 2001
                                                                                   ------------------          ------------------
Net sales .................................................................          $       57,537               $      46,229
Cost of sales, excluding depreciation .....................................                  49,351                      37,883
Depreciation ..............................................................                   2,352                       1,711
                                                                                     --------------               -------------
        Gross profit ......................................................                   5,834                       6,635

Selling and marketing expenses ............................................                     503                         459
General and administrative expenses .......................................                   2,805                       2,657
Research and development expenses .........................................                     229                         282
Amortization of intangible assets .........................................                      30                         225
                                                                                     --------------               -------------
        Income from operations ............................................                   2,267                       3,012

Other income, net .........................................................                     (43)                       (792)
Interest expense, net .....................................................                     894                       1,055
                                                                                     --------------               -------------
        Income before income tax provision ................................                   1,416                       2,749

Provision for income taxes ................................................                     711                         685
                                                                                     --------------               -------------
Net income ................................................................          $          705               $       2,064
                                                                                     ==============               =============

Net income per common share - basic .......................................          $         0.14               $        0.42
                                                                                     ==============               =============

Net income per common share - diluted .....................................          $         0.14               $        0.42
                                                                                     ==============               =============

Weighted average number of common shares outstanding - basic ..............                   4,960                       4,960
                                                                                     ==============               =============

Weighted average number of common shares outstanding - diluted ............                   4,965                       4,960
                                                                                     ==============               =============

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (In thousands, except per share data)


                                                                                               Twenty-six          Twenty-six
                                                                                               Weeks Ended         Weeks Ended
                                                                                           September 28, 2002   September 29, 2001
                                                                                           ------------------   ------------------
Net sales .............................................................................        $     118,985       $      96,520
Cost of sales, excluding depreciation .................................................               99,814              78,771
Depreciation ..........................................................................                4,548               3,363
                                                                                               -------------       -------------
        Gross profit ..................................................................               14,623              14,386

Selling and marketing expenses ........................................................                1,055                 928
General and administrative expenses ...................................................                6,603               5,026
Research and development expenses .....................................................                  423                 556
Amortization of intangible assets .....................................................                   58                 450
                                                                                               -------------       -------------
        Income from operations ........................................................                6,484               7,426

Other income, net .....................................................................               (2,108)               (632)
Interest expense, net .................................................................                1,916               2,319
                                                                                               -------------       -------------
        Income before income tax provision ............................................                6,676               5,739

Provision for income taxes ............................................................                3,264               1,749
                                                                                               -------------       -------------
        Income from continuing operations .............................................                3,412               3,990

Loss on disposition of discontinued operations, net of income tax benefit of $1,511 ...                   --               2,267

Cumulative effect of change in method of accounting ...................................              (14,652)                 --
                                                                                               -------------       -------------
Net income (loss) .....................................................................        $     (11,240)      $       1,723
                                                                                               =============       =============

Net income (loss) per common share, basic and diluted:
        Income from continuing operations .............................................        $        0.69       $        0.80
        Loss from discontinued operations .............................................                   --               (0.45)
        Cumulative effect of change in method of accounting ...........................                (2.96)                 --
                                                                                               -------------       -------------
Net income (loss) per common share, basic and diluted .................................        $       (2.27)      $        0.35
                                                                                               =============       =============

Weighted average number of shares outstanding, basic and diluted ......................                4,960               4,960
                                                                                               =============       =============

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (In thousands)

                                                                                        Twenty-six                Twenty-six
                                                                                        Weeks Ended              Weeks Ended
                                                                                     September 28, 2002       September 29, 2001
                                                                                     ------------------       ------------------
Cash Flows From Operating Activities:
     Net income (loss) ..........................................................       $     (11,240)            $      1,723
     Loss on disposition of discontinued operations .............................                  --                    2,267
     Cumulative effect of change in method of accounting ........................              14,652                       --
                                                                                        -------------             ------------
     Income from continuing operations ..........................................               3,412                    3,990
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Depreciation .............................................................               4,548                    3,363
       Amortization .............................................................                  58                      450
       Loss on disposition of assets ............................................                  16                       74
       Deferred taxes ...........................................................                  --                    1,522
       Accrual of interest on current obligation ................................                  81                       --
       Net changes in operating assets and liabilities ..........................              (7,355)                  (2,535)
                                                                                        -------------             ------------
           Net cash provided by continuing operations ...........................                 760                    6,864
           Net cash provided by (used in) discontinued operations ...............                 661                   (2,654)
                                                                                        -------------             ------------
           Net cash provided by operating activities ............................               1,421                    4,210
                                                                                        -------------             ------------

Cash Flows From Investing Activities:
     Additions to property, plant and equipment .................................              (5,816)                  (1,550)
                                                                                        -------------             ------------
           Net cash used in continuing operations ...............................              (5,816)                  (1,550)
           Net cash (used in) provided by discontinued operations ...............                 (34)                   3,682
                                                                                        -------------             ------------
           Net cash (used in) provided by investing activities ..................              (5,850)                   2,132
                                                                                        -------------             ------------

Cash Flows From Financing Activities:
     Repayment of KeyBank Subordinated Secured term note ........................              (3,072)                  (1,027)
     Repayment of Congress Subordinated term note ...............................                (674)                    (767)
     Net borrowing on Congress revolving credit facility ........................              14,996                      239
     Repayments of other debt and long term obligations .........................              (2,366)                  (1,597)
     Acquisition of treasury stock ..............................................                  --                       (7)
                                                                                        -------------             ------------
           Net cash provided by (used in) continuing operations .................               8,884                   (3,159)
           Net cash used in discontinued operations .............................                  --                     (549)
                                                                                        -------------             ------------
           Net cash provided by (used in) financing activities ..................               8,884                   (3,708)
                                                                                        -------------             ------------
Effect of exchange rate changes on cash .........................................                  40                     (314)
                                                                                        -------------             ------------
Increase in cash and cash equivalents ...........................................               4,495                    2,320
Cash and cash equivalents, beginning of period ..................................               2,692                    4,994
                                                                                        -------------             ------------
Cash and cash equivalents, end of period ........................................       $       7,187             $      7,314
                                                                                        =============             ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
           Interest .............................................................       $       1,644             $      1,167
           Income taxes .........................................................       $       1,603             $        198

     Non-cash investing and financing activities:
           Foreign currency translation adjustment ..............................       $       2,814             $        468
           Unrealized loss on hedging transactions, net of taxes ................       $        (100)            $         --

       See notes to unaudited condensed consolidated financial statements.

Note 1 Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by Safety Components International, Inc. and its subsidiaries ("Safety Components" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, Safety Components believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 30, 2002. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods, including those of a normal recurring nature.

      As discussed in Note 2, the Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 11, 2000 through September 28, 2002. At September 28, 2002, the Company has disposed of all discontinued operations except Galion, Inc. Reporting Galion, Inc. as a discontinued operation requires the Company to estimate, based on currently available information, the results of operations to the expected disposal date and the expected proceeds to be received upon sale. The net assets held for sale of approximately $2.4 million at September 28, 2002 reflect these estimates.

      The Company previously reported that it had aggregated its results into a single segment for purposes of reporting financial condition and results of operations under SFAS No. 131. However, because the Company sells similar products (airbag cushions, airbag fabric and technical fabrics), uses similar processes in selling these products, sells the products to similar classes of customers, and considering the manner in which the business is managed and evaluated by management, the Company has concluded that it operates as a single operating segment.

Note 2 Discontinued Operations

      On October 10, 2000, the Company concluded to exit and sell its metal and defense businesses consisting of Valentec Wells, LLC, the metallic belt links business located in Missouri (relocated from Costa Mesa, CA), and Galion, Inc., the defense systems and products divisions located in Ohio.

      At September 28, 2002, the only remaining discontinued operation is Galion, Inc. The Company had previously expressed its belief that the disposal of this remaining business on acceptable terms would be consummated by approximately September 2002. While the Company remains committed to, and is continuing to aggressively pursue plans for disposition, the current estimate of completing the disposition is no later than December 2002 due to unexpected and uncontrollable delays recently encountered in the disposal process.

      Following is a summary of financial information for the Company's discontinued metal and defense operations (unaudited) (in thousands):

                                  -------------------------------------------------------------------------------------
                                        Thirteen              Thirteen             Twenty-six            Twenty-six
                                      weeks ended           weeks ended           weeks ended            weeks ended
                                  September 28, 2002    September 29, 2001    September 28, 2002    September 29, 2001
                                  -------------------------------------------------------------------------------------
Net sales                               $1,470                $2,729                 $3,606              $5,645
Discontinued operations:
    Loss on disposition, net
      of income taxes                       --                    --                     --               2,267

      Net assets of discontinued operations at September 28, 2002 and March 30, 2002 were as follows (unaudited) (in thousands):

                                            September 28, 2002   March 30, 2002
                                            -----------------------------------
      Accounts receivable, net                    $   851           $ 1,630
      Inventories, net                                790               843
      Property, plant and equipment, net            1,984             2,376
                                            -----------------------------------
             Total assets                           3,625             4,849
      Current liabilities                          (1,195)           (1,970)
      Other liabilities                                --              (242)
                                            -----------------------------------
             Net assets held for sale             $ 2,430           $ 2,637
                                            ===================================

Note 3  Inventories

      Inventories reported on the Company's balance sheets were as follows (unaudited) (in thousands):

                                            September 28, 2002   March 30, 2002
                                            -----------------------------------
      Raw materials                               $ 6,222           $ 5,493
      Work-in-process                               6,753             5,922
      Finished goods                                6,473             5,359
                                            -----------------------------------
        Total                                     $19,448           $16,774
                                            ===================================

Note 4 Long-Term Debt

      The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 9, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings permitted under the Congress Facility (and its borrowing limitations) are $4.2 million in term loans which are to be repaid in equal monthly installments of approximately $112,000, with the unpaid principal amount due on October 9, 2003, unless the Congress Facility is renewed at that time. The amount outstanding under the facility at September 28, 2002 and March 30, 2002 was $19.2 million and $4.9 million, respectively. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, under which the Company had exposure of $435,000 pursuant to letters of credit outstanding at September 28, 2002 (none outstanding at March 30, 2002). At September 28, 2002, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $15.3 million.

      The Company's $15.9 million subordinated secured note facility (the "Subordinated Facility") with KeyBank National Association and Fleet Bank (previously due on October 11, 2002) was recently extended for a period of one year and is due October 10, 2003. Pursuant to the terms of the extension agreement, the Company repaid $5.0 million of the outstanding principal balance on October 11, 2002, reducing the amount outstanding on this facility to $10.9 million on that date. Such payment was funded by borrowings under the Congress Facility.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant along with other certain non-financial covenants. At September 28, 2002, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

Note 5 Earnings Per Share

      Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of shares under option and warrants. A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                  ------------------------------------------------------------------------------------
                                       Thirteen              Thirteen             Twenty-six            Twenty-six
                                     weeks ended           weeks ended            weeks ended          weeks ended
                                  September 28, 2002    September 29, 2001    September 28, 2002    September 29, 2001
                                  ------------------------------------------------------------------------------------
Weighted average number
   of common shares
   outstanding - basic                  4,959,678            4,959,678             4,959,678              4,959,678
Net effect of dilutive stock
   options - based on the
   treasury stock method
   using the average
   market price                             5,700                    *                     *                      *
                                  ------------------------------------------------------------------------------------
Weighted average number
   of common shares
   outstanding - diluted                4,965,378            4,959,678             4,959,678              4,959,678
                                  ====================================================================================

      *     Effect is anti-dilutive for these periods.

Note 6 Comprehensive Income (loss)

      The components of comprehensive income (loss) are as follows (unaudited) (in thousands):

                                  ------------------------------------------------------------------------------------
                                       Thirteen              Thirteen             Twenty-six            Twenty-six
                                     weeks ended           weeks ended            weeks ended          weeks ended
                                  September 28, 2002    September 29, 2001    September 28, 2002    September 29, 2001
                                  ------------------------------------------------------------------------------------
Net income (loss)                      $      705           $    2,064            $  (11,240)            $    1,723
Foreign currency
   translation adjustment                    (871)                 904                 2,814                    468
Unrealized loss on hedging
   transactions, net of
   taxes                                      (11)                  --                  (100)                    --
                                  ------------------------------------------------------------------------------------
  Comprehensive income
    (loss)                             $     (177)          $    2,968            $   (8,526)            $    2,191
                                  ====================================================================================

Note 7 Contingencies

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

Note 8 Derivatives and Hedging

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 31, 2002 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At September 28, 2002, the Company had outstanding forward exchange contracts that mature between October 2002 and March 2003 to purchase Mexican pesos with an aggregate notional amount of approximately $4.7 million. The fair values of these contracts at September 28, 2002, totaled approximately $172,000, which is recorded as a derivative liability on the Company's balance sheet in other current liabilities. The Company recorded a charge to earnings of $22,000 for the twenty-six weeks ended September 28, 2002 and the remainder of the loss on these forward contracts was included in "accumulated other comprehensive income" at September 28, 2002.

      On December 18, 2001, the Company entered into two forward exchange contracts, with notional amounts totaling $2.2 million, to buy British pounds for an amount consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and November 2, 2002 scheduled payments for the acquisition of Woodville. The change in fair value of these contracts has been recognized in income because the forward contracts did not qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact on earnings resulting from the forward contracts was income of approximately $45,000 and $150,000, for the thirteen and twenty-six weeks ended September 28, 2002, respectively, included in "other income".

Note 9 New Accounting Standards

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on March 31, 2002, the beginning of fiscal year 2003. The adoption of SFAS No. 144 had no effect on the Company's financial position and results of operations, including the Company's reporting of discontinued operations as the Company's discontinued operations continue to be accounted for under previous accounting guidance since the measurement date occurred prior to the effective date of SFAS No. 144.

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies the accounting and reporting provisions of Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS No. 146 will have on its financial position and results of operations.

      The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to perform an impairment assessment of the Company's "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000 ("excess reorganization value"), and goodwill from the Woodville acquisition, as of March 31, 2002, the beginning of the current fiscal year. Under the transition guidance of SFAS No. 142, the Company was required to perform its initial impairment evaluation within six months of adopting the new standard, and any impairment charges are to be retroactively recorded in the first quarter of the Company's fiscal year. Other identifiable intangible assets of the Company consist of patents that continue to be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company compared the book value of the Company's net assets, including the excess reorganization value and goodwill, to the Company's fair value as of March 31, 2002. Because the fair value was lower than the book value of the Company's net assets, excess reorganization value and goodwill were determined to be impaired and accordingly, the carrying value of such assets (approximately $14.7 million at March 31, 2002) was charged to earnings as the cumulative effect of a change in method of accounting effective March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      Following is a summary of excess reorganization value and other intangible assets (unaudited) (in thousands):

                                                          September 28, 2002        March 30, 2002
                                                          ----------------------------------------
Excess reorganization value                                      $    --               $ 15,762
Goodwill                                                              --                     71
Identifiable intangible assets with definite lives:
     Patents                                                       2,403                  2,123
                                                          ----------------------------------------
Gross carrying amount                                              2,403                 17,956
Accumulated amortization                                          (1,336)                (2,309)
                                                          ----------------------------------------
Net carrying amount                                              $ 1,067               $ 15,647
                                                          ========================================

      Amortization expense for the thirteen and twenty-six weeks ended September 28, 2002 was $30,000 and $58,000, respectively, and for the thirteen and twenty-six weeks ended September 29, 2001 was $225,000 and $450,000, respectively.

      Amortization expense for the Company's patents is estimated at approximately $113,000 for each of the next five fiscal years.

      The following table summarizes and reconciles the reported net income
(loss) and net income (loss) per common share, basic and diluted, for the thirteen and twenty-six weeks ended September 28, 2002 and September 29, 2001, to adjusted net income (loss) and net income (loss) per common share, basic and diluted, as if the amortization expense related to excess reorganization value in the thirteen and twenty-six weeks ended September 29, 2001 had not been recorded (unaudited) (in thousands):

                                               Thirteen             Thirteen             Twenty-six             Twenty-six
                                             weeks ended           weeks ended          weeks ended            weeks ended
                                          September 28, 2002   September 29, 2001    September 28, 2002     September 29, 2001
                                          ------------------------------------------------------------------------------------
Reported net income (loss)                     $      705          $    2,064            $  (11,240)             $    1,723
     Add: amortization of excess
          reorganization value                         --                 198                    --                     395
                                          ------------------------------------------------------------------------------------
Adjusted net income (loss)                     $      705          $    2,262            $  (11,240)             $    2,118
                                          ====================================================================================

Reported net income (loss) per
  common share, basic and diluted:
     Income from continuing
          operations                           $     0.14          $     0.42            $     0.69              $     0.80
     Loss from discontinued
          operations                                   --                  --                    --                   (0.45)
     Cumulative effect of
          change in method of
          accounting                                   --                  --                 (2.96)                     --
                                          ------------------------------------------------------------------------------------
Reported net income (loss) per
  common share, basic and diluted:             $     0.14          $     0.42            $    (2.27)             $     0.35

     Add: amortization of excess
          reorganization value                         --                0.04                    --                    0.08
                                          ------------------------------------------------------------------------------------
Adjusted net income (loss) per
  common share, basic and diluted:             $     0.14          $     0.46            $    (2.27)             $     0.43
                                          ====================================================================================

      The following table summarizes and reconciles the reported net income and net income per common share, basic and diluted, for the thirteen weeks ended June 29, 2002 to restated net loss and net loss per common share, basic and diluted, after consideration of the cumulative effect of the accounting change for SFAS No. 142 which is required to be recorded as of the date of adoption, March 31, 2002 (unaudited) (in thousands):

                                                               Previously Reported             Restated
                                                              Thirteen weeks ended       Thirteen weeks ended
                                                                  June 29, 2002             June 29, 2002
                                                              -----------------------------------------------
Income from continuing operations                                  $    2,709                 $    2,709
Cumulative effect of change in method of accounting                        --                    (14,652)
                                                              -----------------------------------------------
Net income (loss)                                                  $    2,709                 $  (11,943)
                                                              ===============================================

Net income (loss) per common share, basic and diluted:
   Income from continuing operations                               $     0.55                 $     0.55
   Cumulative effect of change in method of accounting                     --                      (2.96)
                                                              -----------------------------------------------
Net income (loss) per common share, basic and diluted              $     0.55                 $    (2.41)
                                                              ===============================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The following discussion and analysis of financial condition and results of operations are based on the Company's unaudited Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended March 30, 2002. The Company's critical accounting policies are described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis in the Annual Report on Form 10-K for the year ended March 30, 2002.

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

      There have been no changes in the nature of the Company's critical accounting policies or the application of those policies since March 30, 2002.

Results of Operations

      The Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 10, 2000, the measurement date, through September 28, 2002. At September 28, 2002, the Company has disposed of all discontinued operations except Galion, Inc. Results for the thirteen and twenty-six week periods ended September 28, 2002 include the full effect of the acquisition of the airbag business of Woodville. The Company acquired Woodville in the third quarter of fiscal 2002 (November 2, 2001) and thus Woodville operations are not reflected in the thirteen and twenty-six week periods ended September 29, 2001. The following summarizes the results of operations for the Company for the thirteen week and twenty-six week periods ended September 28, 2002 and September 29, 2001.



(In thousands)
                                      Thirteen              Thirteen             Twenty-six            Twenty-six
                                    weeks ended           weeks ended           weeks ended           weeks ended
                                 September 28, 2002    September 29, 2001    September 28, 2002    September 29, 2001
                                 ------------------------------------------------------------------------------------
Net sales                             $ 57,537              $ 46,229              $ 118,985              $ 96,520
Gross profit                             5,834                 6,635                 14,623                14,386
Income from operations                   2,267                 3,012                  6,484                 7,426
Other income, net                          (43)                 (792)                (2,108)                 (632)
Interest expense, net                      894                 1,055                  1,916                 2,319
Provision for income taxes                 711                   685                  3,264                 1,749
Loss on discontinued
    operations, net of taxes                --                    --                     --                 2,267
Cumulative effect of change in
    method of accounting                    --                    --                (14,652)                   --
Net income (loss)                          705                 2,064                (11,240)                1,723

Second Quarter (Thirteen Weeks) Ended September 28, 2002 Compared to Second Quarter (Thirteen Weeks) Ended September 29, 2001

      Net Sales. Net sales increased $11.3 million or 24.5% to $57.5 million for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. North American operations' net sales increased $2.5 million or 8.2% compared to the second quarter of fiscal 2002, with the increase due to increased demand in the North American automotive market. Net sales for European operations increased $8.8 million or 55.4% compared to the second quarter of fiscal 2002. The increase is due primarily to the Woodville acquisition, which accounted for $3.4 million of the increase, increased volumes as a result of new programs at other European operations representing $3.9 million and the favorable effect of foreign currency exchange rates of 6.2%, representing an increase in net sales of approximately $1.5 million.

      Gross Profit. Gross profit decreased $801,000 or 12.1% to $5.8 million for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. The decrease in gross profit was due to losses at Woodville of approximately $350,000 and costs associated with the July 2002 move of production lines and exit from Woodville's U.K. facility and the associated ramp up of programs at the Company's other European production locations, of approximately $1.4 million. As a result, gross profit as a percentage of net sales decreased to 10.0% for the second quarter of fiscal 2003 from 14.4% for the second quarter of fiscal 2002.

      Income from Operations. Income from operations decreased $745,000 or 24.7% to $2.3 million for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. The decrease is directly related to the decrease in gross profit discussed above. Total administrative and operating costs decreased $56,000 including the reduction in amortization of $195,000 due to a change in method of accounting effective March 31, 2002 (see further discussion under "New Accounting Standards"). Income from operations as a percentage of net sales decreased to 3.9% for the second quarter of fiscal 2003 from 6.5% for the second quarter of fiscal 2002.

      Other Income, net. The Company recorded other income of $43,000 for the second quarter of fiscal 2003 as compared to other income of $792,000 for the second quarter of fiscal 2002. Other income, net arose primarily from foreign transaction and translation activity. The Company recorded net foreign transaction and translation gains of $52,000 during the second quarter of fiscal 2003, compared to net foreign transaction and translation gains of $778,000 recorded in the second quarter of fiscal 2002.

      Interest Expense, net. Interest expense decreased $161,000 or 15.2% to $894,000 for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. The decrease is attributable both to a decrease in average interest rates from 6.8% to 5.5% and a decrease in average levels of outstanding debt from $52.2 million to $46.7 million in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002.

      Provision for Income Taxes. The provision for income taxes for the second quarter of fiscal 2003 increased $26,000 compared to the second quarter of fiscal 2002 due to the Company's increase in taxable income for North American operations. As a result, the Company's effective tax rate for the thirteen weeks ended September 28, 2002 was 50.2% compared to 24.9% for the thirteen weeks ended September 29, 2001. The effective tax rate for the thirteen weeks ended September 28, 2002 is higher than the statutory tax rate due to tax benefits on pre-tax losses incurred at certain of the Company's European subsidiaries for the quarter being fully reserved under SFAS No. 109. The effective tax rate for the thirteen weeks ended September 29, 2001 were lower than the statutory tax rate due to the Company's ability to utilize existing net operating loss carryforwards in Germany and the Czech Republic during that quarter.

      Net Income. The Company's net income was $705,000 for the second quarter of fiscal 2003 compared to net income of $2.1 million for the second quarter of fiscal 2002. This change in net income resulted from the items discussed above.

Twenty-six Weeks Ended September 28, 2002 Compared to Twenty-six Weeks Ended September 29, 2001

      Net Sales. Net sales increased $22.5 million or 23.3% to $119.0 million for the twenty-six weeks ended September 28, 2002 compared to the twenty-six weeks ended September 29, 2001. North American operations' net sales increased $4.3 million or 6.8% compared to the comparable period in the prior year, with the increase due to greater demand in the North American automotive market. Net sales for European operations increased $18.2 million or 54.3% compared to the prior year period. The increase is due primarily to the Woodville acquisition, which accounted for $8.9 million of the increase, increased volumes as a result of new programs at other European operations representing $7.0 million and the favorable effect of foreign currency exchange rates of 4.4%, representing an increase in net sales of approximately $2.3 million.

      Gross Profit. Gross profit increased $237,000 or 1.6% to $14.6 million for the twenty-six weeks ended September 28, 2002 compared to the prior year period. The increase in gross profit did not correspond with the increase in net sales due to losses at Woodville of approximately $1.5 million and costs associated with the move of product lines and ramp up of programs at other European facilities, of approximately $1.7 million. Accordingly, gross profit as a percentage of net sales decreased to 12.3% for the twenty-six weeks ended September 28, 2002 from 14.9% for the twenty-six weeks ended September 29, 2001.

      Income from Operations. Income from operations decreased $942,000 or 12.7% to $6.5 million for the twenty-six weeks ended September 28, 2002 compared to the twenty-six weeks ended September 29, 2001. The decrease is attributable primarily to an increase in general and administrative expenses, reflecting approximately $1.1 million of production re-qualification and other related costs incurred for the relocation of the Woodville operation to other production facilities. The relocation of the Woodville operations to other European locations was completed in July 2002 and is expected to reduce future production costs. Income from operations as a percentage of net sales decreased to 5.4% for the twenty-six weeks ended September 29, 2001 from 7.7% in the comparable period in the prior year. The decrease as a percentage of net sales was due to the items discussed above.

      Other Income, net. The Company recorded other income of $2.1 million for the twenty-six weeks ended September 28, 2002 as compared to other income of $632,000 for the twenty-six weeks ended September 29, 2001. Other income is realized primarily from foreign transaction and translation activity in the European countries of Germany, the U.K. and the Czech Republic. The Company recorded net foreign transaction and translation gains of $2.0 million for the twenty-six weeks ended September 28, 2002, while net foreign transaction and translation gains of $617,000 were recorded in the comparable period in the prior year. The fiscal 2003 foreign transaction and translation gains resulted from significant favorable foreign currency translation rates of approximately 13% in the September 28, 2002 exchange rates as compared to those rates at March 30, 2002.

      Interest Expense, net. Interest expense decreased $403,000 or 17.4% to $1.9 million for the twenty-six weeks ended September 28, 2002 compared to the twenty-six weeks ended September 29, 2001. The decrease is attributable both to a decrease in average interest rates from 7.2% to 5.8% and a decrease in average outstanding debt from $51.6 million to $45.5 million for the period as compared to the prior year.

      Provision for Income Taxes. The provision for income taxes increased $1.5 million for the twenty-six weeks ended September 28, 2002 compared to the prior year period due to (i) an increase of $1.1 million in pre-tax income from North American operations compared to the comparable period in the prior year, (ii) the recording of tax provisions of approximately $650,000 for the Company's German and Czech Republic subsidiaries in fiscal 2003 as net operating losses of those subsidiaries have now been fully utilized, and (iii) the recording of a $350,000 provision for income taxes for the German subsidiary. German taxing authorities have performed an examination covering years 1997 through 1999 and the Company has provided $350,000 for the estimated tax liability arising from this tax examination. The Company's effective tax rate for the twenty-six weeks ended September 28, 2002 and September 29, 2001 were 48.9% and 30.5%, respectively. The increase in the effective tax rate for the current year-to-date period is due primarily to the effects of the matters described above. The effective tax rate for the twenty-six weeks ended September 28, 2002 is higher than the statutory tax rate due to tax on pre-tax losses incurred at certain of its European subsidiaries for the period being fully reserved under SFAS No.
109. The effective tax rate for the twenty-six weeks ended September 29, 2001 were lower than the statutory tax rate due to the Company's ability to utilize existing net operating loss carryforwards in Germany and the Czech Republic during that period.

      Discontinued Operations. Loss on discontinued operations was $2.3 million for the twenty-six weeks ended September 29, 2001, net of income taxes of $1.5 million, arising primarily from the relocation of, and other costs associated with, the former Valentec Wells, LLC operations, during the first quarter of fiscal 2002. Valentec Wells, LLC was sold in September 2001.

      Cumulative Effect of Change in Method of Accounting. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective March 31, 2002. As a result of management's assessment of fair value, the Company's "Reorganization value in excess of identifiable assets" and goodwill related to the acquisition of Woodville were determined to be impaired and accordingly, the total amount of approximately $14.7 million was written off as the cumulative effect of a change in method of accounting at March 31, 2002 (see further discussion under "New Accounting Standards").

      Net Loss. The Company's net loss was $11.2 million for the twenty-six weeks ended September 28, 2002 compared to net income of $1.7 million for the twenty-six weeks ended September 29, 2001. This change to net loss resulted primarily from the write off of $14.7 million of reorganization value in excess of identifiable assets and goodwill related to the acquisition of Woodville recorded as a cumulative effect of a change in method of accounting resulting from the adoption of SFAS No. 142 and other matters discussed above.

Liquidity and Capital Resources

      Net cash provided by operating activities of continuing operations was $760,000 for the twenty-six weeks ended September 28, 2002, compared to cash provided of $6.9 million in the comparable period in the prior year. The reduction in cash provided by operating activities of continuing operations was principally due to changes in timing of the collection of accounts receivables as well as a build up of inventory levels that did not occur in the comparable period of fiscal 2002. Net cash provided by operating activities of discontinued operations was $661,000 for the twenty-six weeks ended September 28, 2002 compared to net cash used of $2.7 million in the comparable period in the prior year. The cash used in the prior period was principally related to the former Valentec Wells, LLC operations, which, as previously discussed, were sold in the second quarter of fiscal 2002.

      Net cash used in investing activities of continuing operations was $5.8 million for the twenty-six weeks ended September 28, 2002, compared to net cash used in investing activities of continuing operations of $1.6 million for the comparable period in the prior year. This increase in cash used in investing activities of continuing operations is attributable to capacity-related capital expenditures due to new programs awarded to the Company by customers.

      Net cash provided by financing activities of continuing operations was $8.9 million for the twenty-six weeks ended September 28, 2002, compared to net cash used in financing activities of continuing operations of $3.2 million for the comparable period in the prior year. Net cash provided by financing activities of continuing operations for the twenty-six weeks ended September 28, 2002 is attributable to the Company's borrowings under its revolving credit facility, partially offset by principal payments on other various long-term obligations.

      The Company's capital expenditure and working capital requirements are expected to be funded through a combination of cash flows from operations, equipment financings and borrowings under the Company's line of credit. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months. The Company has budgeted capital expenditures of approximately $3.9 million for the remainder of fiscal 2003.

      The Company has available a three-year, $35.0 million, revolving credit facility with Congress Financial

Corporation (Southern), expiring October 9, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings permitted under the Congress Facility (and its borrowing limitations) are $4.2 million in term loans which are to be repaid in equal monthly installments of approximately $112,000, with the unpaid principal amount due on October 9, 2003, unless the Congress Facility is renewed at that time. The amount outstanding under the facility at September 28, 2002 and March 30, 2002 was $19.2 million and $4.9 million, respectively. Also included within the borrowings permitted under the Congress Facility is a $3.0 million letter of credit facility, under which the Company had exposure of $435,000 pursuant to letters of credit outstanding at September 28, 2002 (none outstanding at March 30, 2002). At September 28, 2002, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $15.3 million.

      The Company's $15.9 million subordinated secured note facility with KeyBank National Association and Fleet Bank (previously due on October 11, 2002) was recently extended for a period of one year, and is due October 10, 2003. Pursuant to the terms of the extension agreement, the Company repaid $5.0 million of the outstanding principal balance on October 11, 2002 reducing the amount on this facility to $10.9 million on that date. Such repayment was funded by borrowings under the Congress Facility.

      Management intends to renegotiate or replace its senior facility and its subordinated secured note facility when these facilities mature in October 2003.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant along with other certain non-financial covenants. At September 28, 2002, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

New Accounting Standards

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on March 31, 2002, the beginning of fiscal year 2003. The adoption of SFAS No. 144 had no effect on the Company's financial position and results of operations, including the Company's reporting of discontinued operations as the Company's discontinued operations continue to be accounted for under previous accounting guidance since the measurement date occurred prior to the effective date of SFAS No. 144.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies the accounting and reporting provisions of Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS No. 146 will have on its financial position and statement of operations.

      The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to perform an impairment assessment of the Company's "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000 ("excess reorganization value"), and goodwill from the Woodville acquisition, as of March 31, 2002, the beginning of the current fiscal year. Under the transition guidance of SFAS No. 142, the Company was required to perform its initial impairment evaluation within six months of adopting the new standard, and any impairment charges are to be retroactively recorded in the first quarter of the Company's fiscal year. Other identifiable intangible assets of the Company consist of patents that continue to be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company compared the book value of the Company's net assets, including the excess reorganization value and goodwill, to the Company's fair value as of March 31, 2002. Because the fair value was lower than the book value of the Company's net assets, excess reorganization value and goodwill were determined to be impaired and accordingly, the carrying value of such assets (approximately $14.7 million at March 31, 2002) was charged to earnings as the cumulative effect of a change in method of accounting effective March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Company's revolving credit facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of September 28, 2002, the Company's interest rates under its revolving credit facility approximated 4.75%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facility would result in an addition to or reduction in interest expense of approximately $150,000 on an annual basis.

      The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a materially adverse affect to the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. The Company has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 31, 2002 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At September 28, 2002, the Company had outstanding forward exchange contracts that mature between October 2002 and March 2003 to purchase Mexican pesos with an aggregate notional amount of approximately $4.7 million. The fair values of these contracts at September 28, 2002, totaled approximately $172,000, which is recorded as a derivative liability on the Company's balance sheet in other current liabilities. Substantially all of the loss on these forward contracts was included in "accumulated other comprehensive income" at September 28, 2002.

      On December 18, 2001, the Company entered into two forward exchange contracts, with notional amounts totaling $2.2 million, to buy British pounds for an amount consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and November 2, 2002 scheduled payments for the acquisition of Woodville. The change in fair value of these contracts has been recognized in income because the forward contracts did not qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact on earnings resulting from the forward contracts was income of approximately $45,000 and $150,000, for the thirteen and twenty-six weeks ended September 28, 2002, respectively, included in "other income".

ITEM 4 CONTROLS AND PROCEDURES

      Within 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness and design of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC.

      In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its Annual Meeting of Stockholders on September 17, 2002. Only holders of record of the Company's common stock as of August 8, 2002 were entitled to notice of, and to vote at, the meeting.

            At the meeting, Andy Goldfarb and W. Allan Hopkins were elected Class I directors of the Company. The number of shares of the Company's common stock voted in favor of the election of Messrs. Goldfarb and Hopkins were 3,155,466 and 3,155,494, respectively; and the number of such shares withheld were 345 and 317, respectively.

            At the meeting, Deloitte & Touche LLP was ratified as the Company's independent auditors for the fiscal year ending March 29, 2003. The vote of ratification was 3,155,759 FOR, 38 AGAINST and 14 ABSTAINING.

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit No.     Exhibits
            -----------     --------

            10.26 Amendment No. 1 to Subordinated Secured Credit Agreement dated as of October 11, 2002, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors, KeyBank National Association ("KeyBank") and Fleet Bank, as lenders, and KeyBank as administrative agent

            10.27 Amendment No. 2 to Loan and Security Agreement, dated October 11, 2002, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern)

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

            No Reports on Form 8-K were filed during the quarter ended September 28, 2002.

                                  SIGNATURE(S)

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: November 12, 2002                   By: \s\ Brian P. Menezes
                                           ----------------------------
                                           Brian P. Menezes
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                           By: \s\ William F. Nelli
                                           ------------------------
                                           William F. Nelli
                                           Controller

                                CERTIFICATION(S)

I, John C. Corey, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Safety Components International, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED: November 12, 2002                         By: \s\ John C. Corey
                                                 -------------------------
                                                 John C. Corey
                                                 President and
                                                 Chief Executive Officer

I, Brian P. Menezes, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Safety Components International, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED: November 12, 2002                    By: \s\ Brian P. Menezes
                                            ----------------------------
                                            Brian P. Menezes
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)