Form 10-Q
period 2002-12-28
SAFETY COMPONENTS INTERNATIONAL INC
filed 2003-02-11
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 2002

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

                               Yes |X|     No |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 10, 2003, was 4,959,678.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The unaudited condensed consolidated financial information at December 28, 2002 and for the thirteen week and thirty-nine week periods then ended, unaudited condensed consolidated statements of operations and of cash flows for the thirteen and thirty-nine weeks ended December 29, 2001 and the audited condensed consolidated balance sheet at March 30, 2002 relate to Safety Components International, Inc. and its subsidiaries.

  ITEM 1. FINANCIAL STATEMENTS                                              PAGE
                                                                            ----

          Condensed Consolidated Balance Sheets as of December 28, 2002
          (unaudited) and March 30, 2002                                       3

          Unaudited Condensed Consolidated Statements of Operations for the
          thirteen weeks ended December 28, 2002 and December 29, 2001         4

          Unaudited Condensed Consolidated Statements of Operations for the
          thirty-nine weeks ended December 28, 2002 and December 29, 2001      5

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          thirty-nine weeks ended December 28, 2002 and December 29, 2001      6

          Notes to Unaudited Condensed Consolidated Financial Statements       7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 13

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                   19

  ITEM 4. CONTROLS AND PROCEDURES                                             19

PART II OTHER INFORMATION                                                     20

SIGNATURES                                                                    21

CERTIFICATIONS                                                                22

Private Securities Litigation Reform Act of 1995

      The discussion in this report may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those relating to the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends, including the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval by automobile manufacturers of airbag cushions currently in production; pricing pressures; labor strikes and the results from restructuring efforts.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                    December 28,     March 30,
                                                                                        2002            2002
                                                                                    ------------     ---------
                                                                                    (unaudited)          (1)
ASSETS

Current assets:
     Cash and cash equivalents ................................................      $   2,498       $   2,692
     Accounts receivable, net .................................................         46,475          35,056
     Inventories ..............................................................         23,718          16,774
     Prepaid and other ........................................................          3,011           2,521
                                                                                     ---------       ---------
        Total current assets ..................................................         75,702          57,043

Property, plant and equipment, net ............................................         52,246          48,044
Reorganization value in excess of amounts allocable to identifiable assets, net             --          14,576
Identifiable intangible assets, net ...........................................          1,103           1,071
Other assets ..................................................................          3,154           1,900
Net assets held for sale ......................................................             --           2,637
                                                                                     ---------       ---------
        Total assets ..........................................................      $ 132,205       $ 125,271
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .........................................................      $  25,888       $  18,516
     Accrued and other current liabilities ....................................         10,877           9,635
     Current portion of long-term debt ........................................         34,467          25,181
                                                                                     ---------       ---------
        Total current liabilities .............................................         71,232          53,332

Long-term debt ................................................................          7,694          12,182
Other long-term liabilities ...................................................          4,333           3,919
                                                                                     ---------       ---------
        Total liabilities .....................................................         83,259          69,433
                                                                                     ---------       ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued ................             --              --
     Common stock:  $0.01 par value per share - 20,000,000 shares authorized;
         5,000,000 shares issued and 4,959,678 shares outstanding .............             50              50
     Common stock warrants ....................................................             34              34
     Additional paid-in-capital ...............................................         50,916          50,916
     Treasury stock: 40,322 shares at cost ....................................           (411)           (411)
     Retained earnings (accumulated deficit) ..................................         (5,547)          5,339
     Accumulated other comprehensive income (loss) ............................          3,904             (90)
                                                                                     ---------       ---------
        Total stockholders' equity ............................................         48,946          55,838
                                                                                     ---------       ---------
        Total liabilities and stockholders' equity ............................      $ 132,205       $ 125,271
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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (in thousands, except per share data)

                                                                                              Thirteen             Thirteen
                                                                                             Weeks Ended         Weeks Ended
                                                                                          December 28, 2002    December 29, 2001
                                                                                          -----------------    -----------------
Net sales ...........................................................................           $ 61,877            $50,051
Cost of sales, excluding depreciation ...............................................             52,696             43,157
Depreciation ........................................................................              2,436              1,873
                                                                                                --------            -------
        Gross profit ................................................................              6,745              5,021

Selling and marketing expenses ......................................................                525                394
General and administrative expenses .................................................              2,840              2,345
Research and development expenses ...................................................                350                139
Amortization of intangible assets ...................................................                 31                225
                                                                                                --------            -------
        Income from operations ......................................................              2,999              1,918

Other (income) expense, net .........................................................               (750)               126
Interest expense, net ...............................................................                842                988
                                                                                                --------            -------
        Income from continuing operations before income tax provision ...............              2,907                804

Provision for income taxes ..........................................................              1,192                750
                                                                                                --------            -------
        Income from continuing operations ...........................................              1,715                 54

Loss on disposition of discontinued operations, net of income tax benefit of $0 .....              1,363                 --
                                                                                                --------            -------
Net income ..........................................................................           $    352            $    54
                                                                                                ========            =======

Net income per common share - basic:
        Income from continuing operations ...........................................           $   0.35            $  0.01
        Loss on disposition of discontinued operations ..............................              (0.28)                --
                                                                                                --------            -------
Net income per common share - basic .................................................           $   0.07            $  0.01
                                                                                                ========            =======

Net income per common share - diluted:
        Income from continuing operations ...........................................           $   0.35            $  0.01
        Loss on disposition of discontinued operations ..............................              (0.28)                --
                                                                                                --------            -------
Net income per common share - diluted ...............................................           $   0.07            $  0.01
                                                                                                ========            =======

Weighted average number of common shares outstanding - basic ........................              4,960              4,960
                                                                                                ========            =======

Weighted average number of common shares outstanding - diluted ......................              4,967              4,960
                                                                                                ========            =======

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (in thousands, except per share data)

                                                                                             Thirty-nine         Thirty-nine
                                                                                             Weeks Ended         Weeks Ended
                                                                                          December 28, 2002    December 29, 2001
                                                                                          -----------------    -----------------
Net sales .........................................................................            $ 180,863           $ 146,569
Cost of sales, excluding depreciation .............................................              152,510             121,928
Depreciation ......................................................................                6,984               5,237
                                                                                               ---------           ---------
        Gross profit ..............................................................               21,369              19,404

Selling and marketing expenses ....................................................                1,580               1,322
General and administrative expenses ...............................................                9,438               7,370
Research and development expenses .................................................                  777                 694
Amortization of intangible assets .................................................                   90                 675
                                                                                               ---------           ---------
        Income from operations ....................................................                9,484               9,343

Other income, net .................................................................               (2,857)               (506)
Interest expense, net .............................................................                2,757               3,303
                                                                                               ---------           ---------
        Income from continuing operations before income tax provision .............                9,584               6,546

Provision for income taxes ........................................................                4,456               2,500
                                                                                               ---------           ---------
        Income from continuing operations .........................................                5,128               4,046

Loss on disposition of discontinued operations, net of income
  tax benefit of $0 and $1,511, respectively ......................................                1,363               2,267

Cumulative effect of change in method of accounting ...............................              (14,651)                 --
                                                                                               ---------           ---------
Net (loss) income .................................................................            $ (10,886)          $   1,779
                                                                                               =========           =========

Net income (loss) per common share, basic and diluted:
        Income from continuing operations .........................................            $    1.04           $    0.81
        Loss on disposition of discontinued operations ............................                (0.28)              (0.45)
        Cumulative effect of change in method of accounting .......................                (2.95)                 --
                                                                                               ---------           ---------
Net (loss) income per common share, basic and diluted .............................            $   (2.19)          $    0.36
                                                                                               =========           =========

Weighted average number of shares outstanding - basic and diluted .................                4,960               4,960
                                                                                               =========           =========

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                         Thirty-nine          Thirty-nine
                                                                                         Weeks Ended          Weeks Ended
                                                                                      December 28, 2002     December 29, 2001
                                                                                      -----------------     -----------------
Cash Flows From Operating Activities:
     Net (loss) income ........................................................            $(10,886)            $  1,779
     Loss on disposition of discontinued operations ...........................               1,363                2,267
     Cumulative effect of change in method of accounting ......................              14,651                   --
                                                                                           --------             --------
     Income from continuing operations ........................................               5,128                4,046
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Depreciation ...........................................................               6,984                5,237
       Amortization ...........................................................                  90                  675
       Loss on disposition of assets ..........................................                 158                  101
       Deferred taxes .........................................................                  --                2,167
       Accrual of interest on current obligation ..............................                  81                   24
       Net changes in operating assets and liabilities ........................             (11,140)                (573)
                                                                                           --------             --------
           Net cash provided by continuing operations .........................               1,301               11,677
           Net cash provided by (used in) discontinued operations .............                 812               (3,799)
                                                                                           --------             --------
           Net cash provided by operating activities ..........................               2,113                7,878
                                                                                           --------             --------

Cash Flows From Investing Activities:
     Additions to property, plant and equipment ...............................              (6,587)              (3,071)
     Proceeds from disposition of discontinued operations .....................                 500                   --
     Cost of acquisition ......................................................                  --               (1,467)
                                                                                           --------             --------
           Net cash used in continuing operations .............................              (6,087)              (4,538)
           Net cash provided by discontinued operations .......................                  26                3,667
                                                                                           --------             --------
           Net cash used in investing activities ..............................              (6,061)                (871)
                                                                                           --------             --------

Cash Flows From Financing Activities:
     Repayment of KeyBank Subordinated Secured term note ......................              (8,650)              (1,814)
     Repayment of Congress Subordinated term note .............................              (2,095)              (1,814)
     Net borrowing on Congress revolving credit facility ......................              18,668                  674
     Payment to former owner of acquired business .............................              (2,486)                  --
     Repayments of other debt and long term obligations .......................              (1,921)              (2,195)
     Acquisition of treasury stock ............................................                  --                   (7)
                                                                                           --------             --------
           Net cash provided by (used in) continuing operations ...............               3,516               (5,156)
           Net cash used in discontinued operations ...........................                  --                 (549)
                                                                                           --------             --------
           Net cash provided by (used in) financing activities ................               3,516               (5,705)
                                                                                           --------             --------
Effect of exchange rate changes on cash .......................................                 238                 (416)
                                                                                           --------             --------
(Decrease) increase in cash and cash equivalents ..............................                (194)                 886
Cash and cash equivalents, beginning of period ................................               2,692                4,994
                                                                                           --------             --------
Cash and cash equivalents, end of period ......................................            $  2,498             $  5,880
                                                                                           ========             ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
           Interest ...........................................................            $  2,271             $  2,611
           Income taxes .......................................................               2,902                  304

     Non-cash investing and financing activities:
           Foreign currency translation adjustment ............................            $  4,045             $    784
           Unrealized loss on hedging transactions, net of taxes ..............                 (51)                  (1)

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by Safety Components International, Inc. and its subsidiaries ("Safety Components" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, Safety Components believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 30, 2002. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods, including those of a normal recurring nature, as well as adjustments for the cumulative effect in change in method of accounting and the disposition of discontinued operations.

      As discussed in Note 2, the Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 11, 2000 through December 28, 2002. At December 28, 2002, the Company had disposed of all discontinued operations.

      The Company previously reported that it had aggregated its results into a single segment for purposes of reporting financial condition and results of operations under SFAS No. 131. The Company sells similar products (airbag cushions, airbag fabric and technical fabrics), uses similar processes in selling these products, sells the products to similar classes of customers, and considering the manner in which the business is managed and evaluated by management, concluded that it operates as a single operating segment.

Note 2 Discontinued Operations

      On October 10, 2000, the Company concluded to exit and sell its metal and defense businesses consisting of Valentec Wells, LLC, the metallic belt links business located in Missouri (relocated from Costa Mesa, CA), and Galion, Inc., the defense systems and products divisions located in Ohio.

      Valentec Wells, LLC was sold on September 27, 2001, and on December 23, 2002, the Company completed the disposal of its discontinued operations with the sale of Galion, Inc. ("Galion") pursuant to a stock purchase agreement between the Company and Galion Acquisition, LLC, an affiliate of The Diversified Group Incorporated. The Company sold all its stock in Galion for a purchase price of $500,000 in cash (subject to a working capital adjustment of $46,000 to be paid by the Company subsequent to December 28, 2002), resulting in a loss on disposition of discontinued operations of approximately $1.4 million. There was no tax effect on the loss on disposition as the Company recorded a deferred tax asset and a concurrent reserve on the tax asset as a result of the loss on disposition being a capital loss.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Following is a summary of financial information for the Company's discontinued metal and defense operations (unaudited) (in thousands):

                              -----------------------------------------------------------------------------------
                                   Thirteen              Thirteen            Thirty-nine           Thirty-nine
                                 weeks ended           weeks ended            weeks ended          weeks ended
                              December 28, 2002     December 29, 2001     December 28, 2002     December 29, 2001
                              -----------------------------------------------------------------------------------
Net sales                            $1,830               $5,435                 $8,186               $2,541
Discontinued Operations:
     Loss on disposition              1,363                   --                  1,363                2,267

      Net assets of discontinued operations at March 30, 2002 were as follows (in thousands):

                                                           March 30, 2002
                                                           --------------
         Accounts receivable, net                              $ 1,630
         Inventories, net                                          843
         Property, plant and equipment, net                      2,376
                                                               -------
              Total assets                                       4,849
         Current liabilities                                    (1,970)
         Other liabilities                                        (242)
                                                               -------
              Net assets held for sale                         $ 2,637
                                                               =======

Note 3 Inventories

      Inventories reported on the Company's balance sheets were as follows (unaudited) (in thousands):

                                              December 28, 2002   March 30, 2002
                                              -----------------   --------------
         Raw materials                              $ 8,662          $ 5,493
         Work-in-process                              8,557            5,922
         Finished goods                               6,499            5,359
                                                    -------          -------
           Total                                    $23,718          $16,774
                                                    =======          =======

Note 4 Long-Term Debt

      The Company has available an aggregate, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 9, 2003. Accordingly, the Company has classified the amount outstanding for the Congress Facility in the current portion of long term debt as of December 28, 2002. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings under the Congress Facility (and its borrowing limitations) are $2.8 million in term loans which are to be repaid in equal monthly installments of approximately $84,000, with the unpaid principal amount due on October 9, 2003, unless the Congress Facility is renewed at that time. The amount outstanding under the facility at December 28, 2002 and March 30, 2002 (including term loans) was $21.5 million and $4.9 million, respectively. Also included within the borrowings under the Congress Facility is a $3.0 million letter of credit facility, under which the Company had exposure of $435,000 pursuant to letters of credit outstanding at December 28, 2002 (none outstanding at March 30, 2002). At December 28, 2002, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $13.5 million.

      The Company's subordinated secured note facility (the "Subordinated Facility") with KeyBank National Association and Fleet Bank is due on October 10, 2003. Pursuant to the terms of an extension agreement entered into on October 11, 2002, the Company repaid $5.0 million of the outstanding principal balance on October 11, 2002. Such payment was funded by borrowings under the Congress Facility. The amount outstanding under the

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Facility at December 28, 2002 and March 30, 2002 was $10.3 million and $18.9 million, respectively.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant along with other certain non-financial covenants. At December 28, 2002, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

      The Company intends to renegotiate or replace the Congress Facility and the Subordinated Facility when these facilities mature in October 2003. Although no assurances can be provided in this regard, management currently believes that it will be able to renegotiate or replace these facilities with amended or new facilities on comparable terms.

Note 5 Earnings Per Share

      Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share are computed based upon the weighted average number of common and potential common shares outstanding. Potential common shares consist of shares under option and warrants; the warrants are anti-dilutive for all periods presented. A reconciliation of basic and diluted weighted average shares outstanding is presented below:

                                   -----------------------------------------------------------------------------------
                                       Thirteen              Thirteen             Thirty-nine           Thirty-nine
                                      weeks ended           weeks ended           weeks ended          weeks ended
                                   December 28, 2002     December 29, 2001     December 28, 2002     December 29, 2001
                                   -----------------------------------------------------------------------------------
Weighted average number
    of common shares
outstanding - basic                     4,959,678            4,959,678            4,959,678              4,959,678
Net effect of dilutive stock
    options - based on the
    treasury stock method
    using the average
    market price                            7,323                    *                    *                      *
                                        --------------------------------------------------------------------------
Weighted average number
    of common shares
    outstanding - diluted               4,967,001            4,959,678            4,959,678              4,959,678
                                        ==========================================================================

*     Effect is anti-dilutive for these periods.

Note 6 Comprehensive Income (loss)

      The components of comprehensive income (loss) are as follows (unaudited) (in thousands):

                                   -----------------------------------------------------------------------------------
                                        Thirteen              Thirteen            Thirty-nine           Thirty-nine
                                      weeks ended            weeks ended          weeks ended          weeks ended
                                   December 28, 2002      December 29, 2001    December 28, 2002     December 29, 2001
                                   -----------------------------------------------------------------------------------
Net income (loss)                       $     352             $     54            $ (10,886)              $  1,779
Foreign currency
      translation adjustment                1,231                   65                4,045                    784
Unrealized gain (loss) on
    hedging transactions,
    net of taxes                               49                   --                  (51)                    (1)
                                        --------------------------------------------------------------------------
  Comprehensive income
    (loss)                              $   1,632             $    119            $  (6,892)              $  2,562
                                        ==========================================================================

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 31, 2002 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At December 28, 2002, the Company had outstanding forward exchange contracts that mature between January 2003 and March 2003 to purchase Mexican pesos with an aggregate notional amount of approximately $2.3 million. The fair values of these contracts at December 28, 2002, totaled approximately $97,000, which is recorded as a derivative liability on the Company's balance sheet in other current liabilities. The Company recorded a net charge to earnings of approximately $14,000 for the thirty-nine weeks ended December 28, 2002 and the remainder of the loss on these forward contracts was included in "accumulated other comprehensive income" at December 28, 2002.

      On December 18, 2001, the Company entered into two forward exchange contracts, with notional amounts totaling $2.2 million, to buy British pounds for an amount consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and November 2, 2002 scheduled payments for the acquisition of Woodville. The change in fair value of these contracts has been recognized in income because the forward contracts did not qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact on earnings from the completion of the forward contracts was a loss of $115,000 and a net gain of $35,000 for the thirteen and thirty-nine weeks ended December 28, 2002, respectively, included in "other income". The Company did not have any remaining British pound forward exchange contracts at December 28, 2002.

Note 9 New Accounting Standards

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The Company adopted SFAS No. 144 on March 31, 2002, the beginning of fiscal year 2003. The adoption of SFAS No. 144 had no effect on the Company's financial position and results of operations, including the Company's reporting of discontinued operations as the Company's discontinued operations were accounted for under previous accounting guidance since the measurement date occurred prior to the effective date of SFAS No. 144.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies the accounting and reporting provisions of Emerging Issues Task Force ("EITF") 94-3,

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS No. 146 will have on its financial position and results of operations.

      The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to perform an impairment assessment of the Company's "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000 ("excess reorganization value"), and goodwill from the Woodville acquisition, as of March 31, 2002, the beginning of the current fiscal year. Under the transition guidance of SFAS No. 142, the Company was required to perform its initial impairment evaluation within six months of adopting the new standard, and any impairment charges were to be retroactively recorded in the first quarter of the Company's fiscal year. Other identifiable intangible assets of the Company consist of patents that continue to be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company compared the book value of the Company's net assets, including the excess reorganization value and goodwill, to the Company's fair value as of March 31, 2002. Because the fair value was lower than the book value of the Company's net assets, excess reorganization value and goodwill were determined to be impaired and accordingly, the carrying value of such assets (approximately $14.7 million at March 31, 2002) was charged to earnings as the cumulative effect of a change in method of accounting effective March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      Following is a summary of excess reorganization value and other intangible assets (unaudited) (in thousands):

                                                      December 28, 2002      March 30, 2002
Excess reorganization value                                 $    --             $ 15,762
Goodwill                                                         --                   71
Identifiable intangible assets with definite lives:
     Patents                                                  2,470                2,123
                                                            ----------------------------
Gross carrying amount                                         2,470               17,956
Accumulated amortization                                     (1,367)              (2,309)
                                                            ----------------------------
Net carrying amount                                         $ 1,103             $ 15,647
                                                            ============================

      Amortization expense for the thirteen and thirty-nine weeks ended December 28, 2002 was $31,000 and $90,000, respectively, and for the thirteen and thirty-nine weeks ended December 29, 2001 was $225,000 and $675,000, respectively.

      Amortization expense for the Company's patents is estimated at approximately $113,000 for each of the next five fiscal years.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes and reconciles the reported net income
(loss) and net income (loss) per common share, basic and diluted, for the thirteen and thirty-nine weeks ended December 28, 2002 and December 29, 2001, to adjusted net income (loss) and net income (loss) per common share, basic and diluted, as if the amortization expense related to excess reorganization value in the thirteen and thirty-nine weeks ended December 29, 2001 had not been recorded (unaudited) (in thousands):

                                                Thirteen              Thirteen           Thirty-nine          Thirty-nine
                                              weeks ended           weeks ended          weeks ended          weeks ended
                                           December 28, 2002     December 29, 2001     December 28, 2002    December 29, 2001
                                           ----------------------------------------------------------------------------------
Reported net income (loss)                     $      352            $       54           $  (10,886)           $    1,779
      Add: amortization of excess
           reorganization value                        --                   198                   --                   593
                                               ---------------------------------------------------------------------------
Adjusted net income (loss)                     $      352            $      252           $  (10,886)           $    2,372
                                               ===========================================================================

Reported net income (loss) per
  common share, basic and diluted:
     Income from continuing
          operations                           $     0.35            $     0.01           $     1.04            $     0.81
     Loss on disposition of
          discontinued operations                   (0.28)                   --                (0.28)                (0.45)
     Cumulative effect of
          change in method of
          accounting                                   --                    --                (2.95)                   --
                                               ---------------------------------------------------------------------------
Reported net income (loss) per
  common share, basic and diluted:                   0.07                  0.01                (2.19)                 0.36
     Add: amortization of excess
         reorganization value                          --                  0.04                   --                  0.12
                                               ---------------------------------------------------------------------------
Adjusted net income (loss) per
  common share, basic and diluted:             $     0.07            $     0.05           $    (2.19)           $     0.48
                                               ===========================================================================

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is in the process of reviewing the effect, if any, that the adoption of Interpretation No. 45 will have on its financial position and results of operations.

      Interpretation No. 45 also provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. As of December 28, 2002, the Company and various consolidated subsidiaries of the Company are borrowers under the Congress Facility, the Subordinated Facility and a note payable to a bank in the Czech Republic (together, the "facilities"). The facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the facilities. The guarantees are in effect for the period of the related facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The following discussion and analysis of financial condition and results of operations are based on the Company's unaudited condensed Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended March 30, 2002. The Company's critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis in the Annual Report on Form 10-K for the year ended March 30, 2002.

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

      Judgments are based on management's assessment as to the effect certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in the unaudited condensed Consolidated Financial Statements. It is important that the reader of the unaudited financial statements understand that actual results could differ from these estimates, assumptions and judgments.

      There have been no changes in the nature of the Company's critical accounting policies or the application of those policies since March 30, 2002.

Results of Operations

      The Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 10, 2000, the measurement date, through disposal of the final discontinued business on December 23, 2002. Additionally, the Company acquired Woodville in the third quarter of fiscal 2002 (November 2, 2001) and thus only eight weeks of Woodville's operations are reflected in the thirteen and thirty-nine week periods ended December 29, 2001. Results for the thirteen and thirty-nine week periods ended December 28, 2002 include the full effect of the acquisition of the Woodville airbag business. The following summarizes the results of operations for the Company for the thirteen week and thirty-nine week periods ended December 28, 2002 and December 29, 2001.

(In thousands)

                                      Thirteen              Thirteen            Thirty-nine           Thirty-nine
                                    weeks ended           weeks ended           weeks ended           weeks ended
                                 December 28, 2002     December 29, 2001     December 28, 2002     December 29, 2001
                                 -----------------------------------------------------------------------------------
Net sales                             $ 61,877               $50,051              $ 180,863             $ 146,569
Gross profit                             6,745                 5,021                 21,369                19,404
Income from operations                   2,999                 1,918                  9,484                 9,343
Other (income) expense, net               (750)                  126                 (2,857)                 (506)
Interest expense, net                      842                   988                  2,757                 3,303
Provision for income taxes               1,192                   750                  4,456                 2,500
Loss from discontinued
    operations, net of taxes             1,363                    --                  1,363                 2,267
Cumulative effect of change in
    method of accounting                    --                    --                (14,651)                   --
Net income (loss)                          352                    54                (10,886)                1,779

Third Quarter (Thirteen Weeks) Ended December 28, 2002 Compared to Third Quarter (Thirteen Weeks) Ended December 29, 2001

      Net Sales. Net sales increased $11.8 million, or 23.6%, to $61.9 million for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. North American operations' net sales increased $2.1 million or 6.8% compared to the third quarter of fiscal 2002, with the increase principally due to increased demand and new programs in the North American automotive market. Net sales for European operations increased $9.7 million or 50.1% compared to the third quarter of fiscal 2002. The increase in Europe is due primarily to 1) additional volumes resulting from new programs at the European operations representing an increase of $6.3 million, 2) the acquisition of Woodville, which accounted for $1.4 million of the increase, and 3) the favorable effect of changes in foreign currency exchange rates in Europe of 7.0%, representing an increase in net sales of approximately $2.0 million.

      Gross Profit. Gross profit increased $1.7 million, or 34.3%, to $6.7 million for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The increase in gross profit is due primarily to North American operations, representing an increase of $1.8 million or 42.3% over the prior year. This increase can be attributed to the increase in net sales as well as improved operating efficiencies and cost savings in manufacturing operations from the Company's continued lean manufacturing program. The gross profit decline in the European operations partially offset the increase in North America due to the ramp-up of programs and increased freight costs associated with the transfer of production lines to Romania. Gross profit as a percentage of net sales increased to 10.9% for the third quarter of fiscal 2003 from 10.0% for the third quarter of fiscal 2002.

      Income from Operations. Income from operations increased $1.1 million, or 56.4%, to $3.0 million for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The increase is primarily related to the increase in gross profit discussed above, as well as a $194,000 reduction in amortization costs resulting from the adoption of SFAS No 142 (see Note 9 of the Consolidated Financial Statements). Increased operating expenses of approximately $837,000 due to increased commissions, professional, travel, research and development and other costs partially offset the increase in gross profit. Income from operations as a percentage of net sales increased to 4.8% for the third quarter of fiscal 2003 from 3.8% for the third quarter of fiscal 2002.

      Other Income, net. The Company recognized other income, net of $750,000 for the third quarter of fiscal 2003 as compared to other expense of $126,000 for the third quarter of fiscal 2002. Other income, net is realized primarily from foreign transaction and translation activity in the European countries of Germany, the United Kingdom and the Czech Republic resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction and translation gains of $805,000 during the third quarter of fiscal 2003, compared to net foreign transaction and translation losses of $95,000 recorded in the third quarter of fiscal 2002. The fiscal 2003 foreign transaction and translation gains resulted from significant favorable foreign currency translation rate fluctuations of approximately 6% in the December 28, 2002 exchange rates as compared to those at September 28, 2002.

      Interest Expense, net. Interest expense decreased $146,000, or 14.8%, to $842,000 for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The decrease is attributable both to a decrease in average interest rates from 6.8% to 5.5% and a decrease in average levels of outstanding debt from $47.8 million to $42.8 million in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002.

      Provision for Income Taxes. The provision for income taxes for the third quarter of fiscal 2003 increased $442,000 compared to the third quarter of fiscal 2002 due to the Company's increase in taxable income for North American operations. The Company's effective tax rate for the thirteen weeks ended December 28, 2002 was 41.0% compared to 93.3% for the thirteen weeks ended December 29, 2001. The effective tax rate for the thirteen weeks ended December 28, 2002 is higher than the statutory tax rate due to tax benefits on pre-tax losses incurred at certain of the Company's European subsidiaries for the quarter being fully reserved under SFAS No. 109. The effective tax rate for the thirteen weeks ended December 29, 2001 was substantially higher than the statutory tax rate because 1) the Company's domestic subsidiaries operated at a profit to which the federal and state statutory income tax rates were applied, and 2) the Company's foreign subsidiaries operated at a loss (thus reducing the consolidated income before income taxes). Due to the existence of foreign net operating loss carryforwards, the Company did not further recognize the income tax benefit of these foreign losses in the third quarter ended December 29, 2001.

      Discontinued Operations. Loss on disposition of discontinued operations was $1.4 million for the thirteen weeks ended December 28, 2002. The loss was due to the sale of Galion effective December 23, 2002, and the final disposition of the Company's discontinued operations. There was no tax effect on the loss on disposition as the Company recorded a deferred tax asset and a concurrent reserve on the tax asset as a result of the loss on disposition being a capital loss. See Note 2 of the accompanying consolidated financial statements.

      Net Income. The Company's net income was $352,000 for the third quarter of fiscal 2003 compared to net income of $54,000 for the third quarter of fiscal 2002. This change in net income resulted from the items discussed above.

Thirty-nine Weeks Ended December 28, 2002 Compared to Thirty-nine Weeks Ended December 29, 2001

      Net Sales. Net sales increased $34.3 million, or 23.4%, to $180.9 million for the thirty-nine weeks ended December 28, 2002 compared to the thirty-nine weeks ended December 29, 2001. North American operations' net sales increased $6.4 million or 6.8% compared to the comparable period in the prior year, with the increase principally due to greater demand and new programs in the North American automotive market. Net sales for European operations increased $27.9 million or 52.7% compared to the prior year period. The increase in Europe is due primarily to the increased volumes resulting from new programs at the European operations representing an increase of $13.3 million, the Woodville acquisition, which accounted for $8.3 million of the increase, and the favorable effect of changes in foreign currency exchange rates in Europe of 7.8%, representing an increase in net sales of approximately $6.3 million.

      Gross Profit. Gross profit increased $2.0 million, or 10.1%, to $21.4 million for the thirty-nine weeks ended December 28, 2002 compared to the prior year period. The increase in gross profit did not correspond with the increase in net sales due to losses at Woodville of approximately $1.5 million and costs of approximately $1.7 million associated with the move of production lines and the ramp-up of programs at other European facilities. Additionally, increased shipping costs and manufacturing inefficiencies associated with the transfer of production lines resulted in approximately $1.8 million of incremental costs. Accordingly, gross profit as a percentage of net sales decreased to 11.8% for the thirty-nine weeks ended December 28, 2002 from 13.2% for the thirty-nine weeks ended December 29, 2001.

      Income from Operations. Income from operations increased $141,000, or 1.5%, to $9.5 million for the thirty-nine weeks ended December 28, 2002 compared to the thirty-nine weeks ended December 29, 2001. The increase is directly related to the increase in net sales discussed above offset by an increase in general and administrative expenses, reflecting approximately $1.1 million of production re-qualification and other related costs incurred for the relocation of the Woodville operation to other production facilities. Additionally, higher commissions, travel and research and development costs of approximately $750,000 were incurred. The relocation of the Woodville operations to other European locations was completed in July 2002. Income from operations as a percentage of net sales decreased to 5.2% for the thirty-nine weeks ended December 28, 2002 from 6.4% in the comparable period in the prior year. The decrease as a percentage of net sales was due to the items discussed above.

      Other Income, net. The Company recognized other income, net of $2.9 million for the thirty-nine weeks ended December 28, 2002 as compared to other income of $506,000 for the thirty-nine weeks ended December 29, 2001. Other income, net is realized primarily from foreign transaction and translation activity in the European countries of Germany, the United Kingdom and the Czech Republic resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction and translation gains of $2.8 million for the thirty-nine weeks ended December 28, 2002, compared to net foreign transaction and translation gains of $521,000 during the comparable period in the prior year. The fiscal 2003 foreign transaction and translation gains resulted from significant favorable foreign currency translation rate fluctuations of approximately 17% in the December 28, 2002 exchange rates as compared to those at March 30, 2002.

      Interest Expense, net. Interest expense decreased $546,000, or 16.5%, to $2.8 million for the thirty-nine weeks ended December 28, 2002 compared to the thirty-nine weeks ended December 29, 2001. The decrease is attributable both to a decrease in average interest rates from 7.2% to 5.8% and a decrease in average outstanding debt from $51.5 million to $42.0 million for the period as compared to the prior year period.

      Provision for Income Taxes. The provision for income taxes increased $2.0 million for the thirty-nine weeks ended December 28, 2002 compared to the prior year period due to (i) an increase of $4.2 million in pre-tax income from North American operations compared to the comparable period in the prior year, (ii) the recording of tax provisions of approximately $629,000 for the Company's German and Czech Republic subsidiaries in fiscal 2003 as net operating losses of those subsidiaries have now been fully utilized, and (iii) the recording of a $350,000 provision for income taxes for the German subsidiary. German taxing authorities have performed an examination covering years 1997 through 1999, and the Company has provided $350,000 for the tax liability arising from this tax examination. The Company's effective tax rate for the thirty-nine weeks ended December 28, 2002 and December 29, 2001 were 46.5% and 38.2%, respectively. The increase in the effective tax rate for the current year-to-date period is due primarily to the effects of the matters described above. The effective tax rate for the thirty-nine weeks ended December 28, 2002 is higher than the statutory tax rate due to tax on pre-tax losses incurred at certain of the Company's European subsidiaries for the period being fully reserved under SFAS No. 109.

      Discontinued Operations. Loss on disposition of discontinued operations was $1.4 million for the thirty-nine weeks ended December 28, 2002. There was no tax effect on the loss on disposition as the Company recorded a deferred tax asset and a concurrent reserve on the tax asset as a result of the loss on disposition being a capital loss. The loss was due to the sale of Galion Inc. on December 23, 2002. Loss on disposition of discontinued operations was $2.3 million for the thirty-nine weeks ended December 29, 2001, net of income taxes of $1.5 million, arising primarily from the relocation of, and other costs associated with, the former Valentec Wells, LLC operations, during the first quarter of fiscal 2002. Valentec Wells, LLC was sold in September 2001. At December 28, 2002, the Company had completed its disposition of all discontinued operations.

      Cumulative Effect of Change in Method of Accounting. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective March 31, 2002. As a result of management's assessment of fair value, the Company's "Reorganization value in excess of identifiable assets" and goodwill related to the acquisition of Woodville were determined to be impaired and, accordingly, the total amount of approximately $14.7 million was written off as the cumulative effect of a change in method of accounting at March 31, 2002 (see further discussion under "New Accounting Standards"). There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      Net Loss. The Company's net loss was $10.9 million for the thirty-nine weeks ended December 28, 2002 compared to net income of $1.8 million for the thirty-nine weeks ended December 29, 2001. This change to net loss resulted primarily from the write-off of $14.7 million of reorganization value in excess of identifiable assets and goodwill related to the acquisition of Woodville recorded as a cumulative effect of a change in method of accounting resulting from the adoption of SFAS No. 142 and other matters discussed above.

Liquidity and Capital Resources

      Net cash provided by operating activities of continuing operations was $1.3 million for the thirty-nine weeks ended December 28, 2002, compared to cash provided of $11.7 million in the comparable period in the prior year. The reduction in cash provided by operating activities of continuing operations was principally due to an increase in accounts receivable arising from the increase in sales and from a slight delay in the collection of certain accounts receivable as well as a build up of inventory levels associated with the move of production lines and the ramp-up of programs in Europe that did not occur in the comparable period of fiscal 2002. Net cash provided by operating activities of discontinued operations was $812,000 for the thirty-nine weeks ended December 28, 2002 compared to net cash used of $3.8 million in the comparable period in the prior year. The cash provided by discontinued operations in the current year was principally due to the collection of accounts receivable and a reduction in inventory levels. The cash used in discontinued operations in the prior period was principally related to the former Valentec Wells, LLC operations, which, as previously discussed, were sold in the second quarter of fiscal 2002.

      Net cash used in investing activities of continuing operations was $6.1 million for the thirty-nine weeks ended December 28, 2002, compared to net cash used in investing activities of continuing operations of $4.5 million for the comparable period in the prior year. This increase in cash used in investing activities of continuing operations is attributable to capital expenditures of $6.6 million to increase the Company's operating capacity due to new programs awarded to the Company by customers, offset by $500,000 in proceeds from the disposition of discontinued operations. Net cash used in investing activities in the prior year included $1.5 million used to acquire Woodville on November 2, 2001.

      Net cash provided by financing activities of continuing operations was $3.5 million for the thirty-nine weeks ended December 28, 2002, compared to net cash used in financing activities of continuing operations of $5.2 million for the comparable period in the prior year. Net cash provided by financing activities of continuing operations for the thirty-nine weeks ended December 28, 2002 is attributable to the Company's borrowings under its revolving credit facility, partially offset by principal payments on other various long-term obligations. Borrowings under credit facilities in the thirty-nine weeks ended December 28, 2002 were used to fund increases in working capital as well as increased levels of capital expenditures. Net cash used by financing activities of continuing operations for the thirty-nine weeks ended December 29, 2001 is attributable to principal payments on various long-term obligations.

      The Company's capital expenditure and working capital requirements are expected to be funded through a combination of cash flows from operations, equipment financings and borrowings under the Company's line of credit. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months. The Company has budgeted capital expenditures of approximately $3.1 million for the remainder of fiscal 2003. See further discussion below regarding the maturity of the Company's line of credit in fiscal year 2004 and management's intent to renegotiate or replace the line of credit.

      The Company has available an aggregate, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility"), expiring October 9, 2003. Accordingly, the Company has classified the amount outstanding for the Congress Facility in the current portion of long-term debt as of December 28, 2002. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings under the Congress Facility (and its borrowing limitations) are $2.8 million in term loans which are to be repaid in equal monthly installments of approximately $84,000, with the unpaid principal amount due on October 9, 2003, unless the Congress Facility is renewed at that time. The amount outstanding under the facility at December 28, 2002 and March 30, 2002 (including term loans) was $21.5 million and $4.9 million, respectively. Also included within the borrowings under the Congress Facility is a $3.0 million letter of credit facility, under which the Company had exposure of $435,000 pursuant to letters of credit outstanding at December 28, 2002 (none outstanding at March 30, 2002). At December 28, 2002, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $13.5 million.

      The Company's Subordinated Facility with KeyBank National Association and Fleet Bank is due on October 10, 2003. Pursuant to the terms of an extension agreement entered into on October 11, 2002, the Company repaid $5.0 million of the outstanding principal balance on October 11, 2002. Such repayment was funded by borrowings under the Congress Facility. The amount outstanding under the Subordinated Facility at December 28, 2002 and March 30, 2002 was $10.3 million and $18.9 million, respectively.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant along with other certain non-financial covenants. At December 28, 2002, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

      The Company intends to renegotiate or replace the Congress Facility and the Subordinated Facility when these facilities mature in October 2003. Although no assurances can be provided in this regard, management currently believes that it will be able to renegotiate or replace these facilities with amended or new facilities on comparable terms.

New Accounting Standards

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The Company adopted SFAS No. 144 on March 31, 2002, the beginning of fiscal year 2003. The adoption of SFAS No. 144 had no effect on the Company's financial position and results of operations, including the Company's reporting of discontinued operations, as the Company's discontinued operations were accounted for under previous accounting guidance since the measurement date occurred prior to the effective date of SFAS No. 144.

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

      The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to perform an impairment assessment of the Company's "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000 ("excess reorganization value"), and goodwill from the Woodville acquisition, as of March 31, 2002, the beginning of the current fiscal year. Under the transition guidance of SFAS No. 142, the Company was required to perform its initial impairment evaluation within six months of adopting the new standard, and any impairment charges were to be retroactively recorded in the first quarter of the Company's fiscal year. Other identifiable intangible assets of the Company consist of patents that continue to be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company compared the book value of the Company's net assets, including the excess reorganization value and goodwill, to the Company's fair value as of March 31, 2002. Because the fair value was lower than the book value of the Company's net assets, excess reorganization value and goodwill were determined to be impaired and accordingly, the carrying value of such assets (approximately $14.7 million at March 31, 2002) was charged to earnings as the cumulative effect of a change in method of accounting effective March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is in the process of reviewing the effect, if any, that the adoption of Interpretation No. 45 will have on its financial position and results of operations.

      Interpretation No. 45 also provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. As of December 28, 2002, the Company and various consolidated subsidiaries of the Company are borrowers under the Congress Facility, the Subordinated Facility and a $3.9 million note payable to a bank in the Czech Republic (together, the "facilities"). The facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the facilities. The guarantees are in effect for the period of the related facilities.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Company's revolving credit facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of December 28, 2002, the Company's interest rates under its revolving credit facility approximated 4.25%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facility would result in an addition to or reduction in interest expense of approximately $200,000 on an annual basis.

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 31, 2002 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At December 28, 2002, the Company had outstanding forward exchange contracts that mature between January 2003 and March 2003 to purchase Mexican pesos with an aggregate notional amount of approximately $2.3 million. The fair values of these contracts at December 28, 2002, totaled approximately $97,000 which is recorded as a derivative liability on the Company's balance sheet in other current liabilities. The Company recorded a net charge to earnings of approximately $14,000 for the thirty-nine weeks ended December 28, 2002 and the remainder of the loss on these forward contracts was included in "accumulated other comprehensive income" at December 28, 2002.

      On December 18, 2001, the Company entered into two forward exchange contracts, with notional amounts totaling $2.2 million, to buy British pounds for an amount consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and November 2, 2002 scheduled payments for the acquisition of Woodville. The change in fair value of these contracts has been recognized in income because the forward contracts did not qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact on earnings from the completion of the forward contracts was a loss of $115,000 and a net gain of $35,000 for the thirteen and thirty-nine weeks ended December 28, 2002, respectively, included in "other income". The Company did not have any remaining British pound forward exchange contracts at December 28, 2002.

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

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit No.   Exhibits
            -----------   --------

            10.26 Amendment No. 1 to Subordinated Secured Credit Agreement dated as of October 11, 2002, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors, KeyBank National Association ("KeyBank") and Fleet Bank, as lenders, and KeyBank as administrative agent. (Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002)

            10.27 Amendment No. 2 to Loan and Security Agreement, dated October 11, 2002, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern). (Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002)

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

            No Reports on Form 8-K were filed during the quarter ended December 28, 2002.

                                  SIGNATURE(S)

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: February 10, 2003                   By: \s\ Brian P. Menezes
                                           -------------------------------------
                                           Brian P. Menezes
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                           By: \s\ William F. Nelli
                                           -------------------------------------
                                           William F. Nelli
                                           Controller
                                           (Principal Accounting Officer)

                                 CERTIFICATIONS

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


DATED: February 10, 2003                    By: \s\ John C. Corey
                                            -------------------------
                                            John C. Corey
                                            President and
                                            Chief Executive Officer

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


DATED: February 10, 2003                    By: \s\ Brian P. Menezes
                                            -----------------------------
                                            Brian P. Menezes
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)