Form 10-K
period 2003-03-29
SAFETY COMPONENTS INTERNATIONAL INC
filed 2003-06-25
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        (Mark One)

            |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 29, 2003

                                       OR

            |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                            33-0596831
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)

              41 Stevens Street
          Greenville, South Carolina
            (Address of principal                       29605
              executive offices)                      (Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) |_|.

      The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of September 28, 2002, was approximately $34,221,000.

      The number of shares outstanding of the registrant's common stock, as of June 23, 2003, is as follows:

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
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's proxy statement to be filed in connection with its 2003 annual meeting of shareholders (the "Proxy Statement") are incorporated by reference into Part III.

         Cautionary Statement Pursuant to Safe Harbor Provisions of the
                Private Securities Litigation Reform Act of 1995

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal year 2004, overall volume and pricing trends or strategies and their anticipated results, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the automotive industry.

                                     PART I

ITEM 1. BUSINESS

The Company

      Safety Components International, Inc. (including, when the context requires, its consolidated subsidiaries, the "Company" or "Safety Components") was incorporated in Delaware in 1994. It is a leading, low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. The Company sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. The Company believes that it is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as ballistics material for luggage, filtration, military tents and fire service apparel. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows the Company to more effectively utilize its manufacturing assets and lower per unit overhead costs.

      Net sales of automotive airbag cushions, automotive fabrics and technical fabrics products (the "automotive airbag and fabrics products" business) were approximately $244.3 million, $203.3 million and $201.2 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. For comparative purposes, fiscal 2003 is comprised of the fifty-two week period ended March 29, 2003, fiscal 2002 is comprised of the fifty-two week period ended March 30, 2002 and fiscal 2001 is comprised of the fifty-three week period ended March 31, 2001.

The 2001 Restructuring

      On April 10, 2000 (the "Petition Date"), the Company and certain of its U.S. subsidiaries (collectively, the "Safety Filing Group"), filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On October 11, 2000 (the "Emergence Date"), the Safety Filing Group emerged from Chapter 11 pursuant to a plan of reorganization (the "Plan") confirmed by the Bankruptcy Court. Pursuant to the Plan, upon emergence, all of the Company's 10-1/8% Senior Notes due 2007 (the "Notes") (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert A. Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock, and warrants to acquire an additional 681,818 shares of such common stock. Immediately upon emergence, therefore, the Company had 5,000,000 shares of common stock issued and 4,960,381 shares outstanding and, other than shares underlying the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. All other Safety Filing Group trade suppliers and creditors were paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

The Woodville Acquisition

      On November 2, 2001, the Company's U.K. subsidiary, Automotive Safety Components International Limited ("ASCIL"), acquired the airbag business (operated under the name of Woodville Airbag Engineering and hereafter referred to as "Woodville") of TISPP UK Limited, a subsidiary of Smiths Group PLC, to expand its European operations. Pursuant to a purchase agreement dated November 2, 2001 between ASCIL and TISPP UK Limited, ASCIL purchased, for approximately $4.8 million, including $400,000 in direct acquisition and exit costs associated with the purchase (and including approximately $2.4 million paid in installments six and twelve months after closing), substantially all of the production assets and inventory of the airbag business of TISPP UK Limited. During fiscal 2003, the Company completed the transfer of the Woodville production lines to other Company operations primarily in lower labor cost facilities and countries.

Automotive Airbag and Fabrics Products

Structure of the Automotive Airbag Industry

      Airbag systems consist of various airbag modules and an electronic control module, which are currently integrated by automakers into their respective vehicles. Airbag modules generally consist of inflators, cushions, housing and possibly trim covers and are assembled by module integrators, most of whom produce a majority of the components required for a complete module. As the industry has evolved, module integrators have outsourced significant portions of non-proprietary components, such as cushions, to those companies specializing in the production of individual components. The Company believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. A majority of the module integrators purchase fabric from airbag fabric producers such as the Company.

      Characteristic for the industry, the Company supplies airbag cushions to module integrators, most of which also produce a portion of their cushion requirements internally. As a result, the Company may compete with its customers who supply their own internal cushion requirements. However, in most cases the Company's customers do not produce the same cushions for the same car/truck models for which the Company produces cushions.

      Another characteristic of the airbag industry is the qualification process for new suppliers. New suppliers that wish to produce and supply airbag cushions or airbag fabric must undergo a rigorous qualification process, which can take in excess of a year. The Company believes that the existence of this qualification process can result in significant re-qualification costs for module integrators that are required to assist the new supplier in meeting automakers' requirements. Additionally, the Company believes module integrators are, like their automaker customers, trying to reduce overall industry costs by limiting the number of suppliers.

Products

      The Company's automotive products include passenger, driver and side impact airbag cushions and side protection curtains manufactured for installation in over 200 car and truck models sold worldwide and airbag fabric for sale to airbag manufacturers. Sales of airbag related products (inclusive of sales of airbag fabric) accounted for approximately 90.8% of the Company's consolidated fiscal 2003 net sales. Sales of airbag related products accounted for approximately 89.4% and 88.0% of the Company's consolidated fiscal 2002 and 2001 net sales, respectively.

      The Company also manufactures a wide array of specialty technical fabrics for consumer and industrial uses. These fabrics include: (i) high-end luggage fabrics, including "ballistics" fabric used in Hartman and Tumi brands of luggage; (ii) filtration fabrics used in the aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products; (iv) specialty fabrics used in fuel cells, bomb and cargo chutes, oil containment booms and gas diaphragms; (v) release liners used in tire manufacturing; and (vi) protective apparel worn by firefighters. Sales of technical related products accounted for approximately 9.2% of the Company's consolidated fiscal 2003 net sales. Sales of technical related products accounted for approximately 10.6% and 12.0% of the Company's consolidated fiscal 2002 and 2001 net sales, respectively. The market for the Company's technical related products is highly segmented by product line. Marketing and sales of the Company's technical related products is conducted by the Company's marketing and sales staff based in Greenville, South Carolina. Manufacturing of these products occurs at the South Carolina facility, using the same equipment and manufacturing process that the Company uses to produce airbag fabric, enabling the Company to take advantage of demand requirements for the various products by leveraging its expenditures on production retooling costs. By manufacturing technical products with the same machines that weave airbag fabric, the Company is able to more effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

      See Note 8 to the Consolidated Financial Statements for additional financial information by product type.

Customers

      The Company sells its airbag cushions to airbag module integrators in North America and Europe for inclusion in specified model cars, generally pursuant to contract requirements. Certain of these customers also manufacture airbag cushions to be used in their production of airbag modules. The Company markets and sells airbag cushions through its direct marketing and sales forces based in South Carolina, California, Mexico, the United Kingdom and Germany.

      The Company sells its fabric in North America either directly to a module integrator or, in some cases, to a fabricator (such as the Company's own operations), which sells a sewn airbag to the module integrator. In some cases, particularly when the cushion requires lower air permeability to facilitate more rapid inflation, and to eliminate particulate burn-through caused by hot inflators, the fabric must be coated before fabrication into airbags. The Company also sells fabric to coating companies, which then resell the coated fabric to either an airbag fabricator or module integrator. Sales are either made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts generally having durations of up to twelve months.

      The Company has three significant customers - Autoliv, Takata-Petri and TRW, listed in alphabetical order - with which it has contractual relationships. The Company supplies airbag cushions and/or airbag fabric to each of these customers based upon releases from formal purchase orders, which typically cover periods of up to twelve months and are subject to periodic negotiation with respect to price and quantity. The loss of any of these customers could have a material adverse effect on the Company.

Suppliers

      The Company's principal customers generally require that they approve all suppliers of major airbag components or airbag fabric raw materials, as the case may be. These suppliers are approved after undergoing a rigorous qualification process on their products and manufacturing capabilities. In many cases, only one approved source of supply exists for certain airbag components. In the event that a sole source supplier experiences prolonged delays in product shipments or no longer qualifies as a supplier, the Company would work together with its customers to identify another qualified source of supply. Although alternative sources of supply generally exist, a prolonged delay in the approval by the Company's customers of any such alternative sources of supply could adversely affect the Company's operating results.

      The raw materials for the Company's fabric operations largely consist of synthetic yarns provided by DuPont, Acordis, Unifi and KoSa, among others. The primary yarns include nylon, polyester and Nomex. DuPont and Acordis are the leading suppliers of airbag fabric yarn to both the market and the Company. DuPont supplies a majority of the nylon yarn used in the Company's airbag fabric operations pursuant to purchase orders or releases on open purchase orders. The loss of DuPont as a supplier could have a material adverse effect on the Company.

      In addition, in connection with its European operations, the Company has entered into an agreement with a German industrial sewing company and its Romanian subsidiary under which the Romanian subsidiary serves as a manufacturing subcontractor for airbag cushions. Under the terms of this agreement, the Company provides and retains control of the manufacturing equipment, processes and production materials and the subcontractor provides sewing services for a price per standard minute of acceptable units basis.

      Significant problems with, or the loss of any key supplier or subcontractor (see also "Risks Resulting from Foreign Operations" below for further information) may adversely affect the Company's operating results and ability to meet customer contracts.

Capacity

      The Company manufactured and shipped over 26 million airbag cushions to the Company's North American and European customers during fiscal 2003. The Company believes it has adequate capacity to manufacture for the anticipated customer requirements of fiscal 2004.

      The Company's South Carolina facility produced approximately 24 million yards of fabric in fiscal 2003. The Company believes it has adequate capacity to manufacture for the anticipated customer requirements of fiscal 2004. The Company utilizes rapier and jet weaving machines that are versatile in their ability to produce a broad array of air restraint and specialty technical fabrics for use in a large number of applications. The ability to interchange the machines between air restraint fabric and other specialty technical fabrics allows the Company to leverage its utilization of plant assets.

Competition

      The Company competes with several independent suppliers of airbag cushions in the United States and Europe for sales to airbag module integrators. The Company also competes with plants owned by its airbag module integrator customers, which produce a substantial portion of airbag cushions for their own consumption, although they do not generally manufacture the same airbag cushions for the same vehicle models that the Company manufactures. Most airbag module integrators subcontract a portion of their requirements for airbag cushions. The Company believes that it has good working relationships with its customers due to its high volume and low-cost manufacturing capabilities and consistency of quality products and service.

      The Company shares the North American airbag fabric market primarily with Milliken, Takata-Highland, Mastex, Breed and Autoliv. Takata-Highland, Breed and Autoliv, all airbag module integrators, produce fabric for use in their own airbag cushions.

      The automotive airbag cushion, airbag fabric and airbag module markets are highly competitive. Some of the Company's current and potential competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of its price, product quality, reliability, and capability to produce a wide range of models of passenger, driver and side impact airbag cushions. In addition, the Company's weaving plant in South Carolina has provided it with some measure of vertical integration, enhancing its ability to compete in the automotive airbag industry. Increased competition, as well as price reductions of airbag systems, would adversely affect the Company's revenues and profitability.

Technical Centers

      The Company has technical centers in Greenville, South Carolina and Hildesheim, Germany. The center in Hildesheim, Germany has the ability to conduct static and dynamic deployment testing and analysis using high-speed video equipment and includes pendulum-testing capability, a sample shop with manual and CNC sewing equipment, a production-style laser cutter, volumetric measurement and analysis equipment, textile welding and other non-sewn fastening equipment. The center also has a materials laboratory, and can access the services of laboratory and textile personnel at the Company's facility in Greenville, South Carolina. There are also satellite-engineering functions in Wales, United Kingdom. The Wales facility serves both customers and internal operations with equipment design and manufacturing and includes a design group and tool room to develop and manufacture specialized equipment and standard tooling.

      Through its textile laboratory located in Greenville, South Carolina, the Company has the ability to test and analyze a wide range of fabrics (airbag or other) under internationally accepted testing standards, including US-ASTM, Europe-DIN and ISO, Asian-JIS and Underwriters NFPA. The laboratory is A2LA and QS9000 certified, the most important certifications for the industry. All validation testing and analytical testing of fabric is performed at this laboratory. In North America, the module integrators customarily perform the majority of advanced cushion testing; therefore, the Company has not seen a need for an advanced technical center for cushions in North America. However, all necessary validation testing and process development testing is performed in Ensenada, Mexico. Additionally, the Ensenada and Greenville facilities have prototype-manufacturing capabilities.

Qualification and Quality Control

      The Company's customers require the Company to meet specific requirements for design validation. The Company and its customers jointly participate in design and process validations and customers must be satisfied with the reliability and performance prior to awarding a purchase order. All standards and requirements relating to product performance are satisfied before the Company is qualified as a supplier by its customers.

      The Company maintains extensive quality control and quality assurance systems in its U.S. and European automotive facilities, including inspection and testing of all products, and is QS 9000 and ISO 9001 or ISO9002 certified. The Company also performs process capability studies and design of experiments to determine that the manufacturing processes meet or exceed the quality levels required by each customer.

      The fabric operation's laboratories have ISO 17025, ASTM, DIN, JIS and A2LA, as well as UL, accreditation. The Company's fabric operation is also certified under the environmental quality program ISO 14001. The Company was the first airbag fabric manufacturer to have its entire business (not just its manufacturing facility) certified under QS 9000.

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

Product Liability

      The Company is engaged in a business that could expose it to possible claims for injury resulting from the failure of products sold by it. In the past, there has been increased public attention to injuries and deaths of children and small adults due to the force of the inflation of airbags. To date, however, the Company has not been named as a defendant in any automotive product liability lawsuit, nor threatened with any such lawsuit. The Company maintains product liability insurance coverage, which management believes to be adequate. However, a successful claim brought against the Company resulting in a product recall program or a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

Discontinued Operations

      On December 23, 2002, the Company completed the disposal of all operations that it had classified as "discontinued operations". The Company's discontinued operations supplied projectiles and other metal components for medium caliber training and tactical ammunition used by the United States Armed Forces. The metal components manufactured by the Company were shipped to a loading facility, operated either by the United States government or a prime defense contractor, which loaded the explosives, assembled the rounds and packaged the ammunition for use. Additionally, the Company manufactured small quantities of metal airbag module components for the automotive airbag industry. Net sales of metal and defense related products were approximately $5.4 million, $10.5 million, and $20.6 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, for the Galion, Valentec Wells and VSI operations. See Note 3 to the Consolidated Financial Statements for more information.

Disposition of Businesses

      On August 31, 2000, the Company finalized the sale of Valentec Systems, Inc. ("VSI"), a systems integrator for the U.S. Army, which coordinated the manufacture and assembly of components supplied by various subcontractors, and part of the Company's non-core operations. Pursuant to a stock purchase agreement dated July 21,

2000, the Company sold 100% of the shares of capital stock of VSI to VTECH Corporation for approximately $2.9 million in cash.

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

      On December 23, 2002, the Company completed the disposal of its discontinued operations with the sale of Galion, Inc. ("Galion") pursuant to a stock purchase agreement between the Company and Galion Acquistion, LLC, an affiliate of The Diversified Group Incorporated. The Company sold all its stock in Galion for an adjusted purchase price of $454,000 in cash.

Seasonality

      The Company's airbag cushions and airbag fabric business is subject to the seasonal characteristics of the automotive industry, in which, generally, there are seasonal plant shutdowns in the third and fourth quarters of each calendar year.

Backlog

      The Company does not reflect an order for airbag cushions or airbag fabric in backlog until it has received a purchase order and a material procurement release that specifies the quantity ordered and specific delivery dates. Generally, these orders are shipped within two to eight weeks of receipt of the purchase order and material release. As a result, the Company does not believe its backlog is a reliable measure of future airbag sales.

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

      In addition, the Company has a significant portion of its manufacturing operations in foreign countries and purchases a portion of its raw materials from foreign suppliers. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold.

      Certain of the Company's operations generate net sales and incur expenses in foreign currencies. The Company's financial results from international operations may be affected by fluctuations in currency exchange rates. Future fluctuations in certain currency exchange rates could adversely affect the Company's financial results. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in fiscal 2003 has resulted in the recognition of other income of approximately $3.5 million. However, it is unknown what the effect of foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. In certain situations, the Company utilizes derivative financial instruments designated as cash flow hedges to reduce exposures to volatility of foreign currencies impacting the operation of its business. See Note 11 to the Consolidated Financial Statements for information regarding derivatives and hedging.

      See Note 8 to the Consolidated Financial Statements for additional financial information by geographic area.

Employees

      At March 29, 2003, the Company employed approximately 3,000 employees. The Company's hourly employees in Mexico are entitled to a federally regulated minimum wage, which is adjusted annually. The Company's employees at its Mexican facility are unionized. In addition, Automotive Safety Components International GmbH & Co. KG, the Company's wholly owned German subsidiary, has a workers' council pursuant to German statutory labor law. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

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

      Low levels of contaminants were found at the Company's facility in Greenville, South Carolina, (the "Greenville facility") during groundwater sampling in 1998. In February 1999, the facility received a notice letter from the South Carolina Department of Health and Environmental Control ("DHEC") regarding the groundwater contamination. Over the past four years the Company has performed groundwater monitoring and implemented a program for in-site remediation of the groundwater. As a result, the Company received a "no further action" letter from DHEC in fiscal 2003, ending the DHEC investigation. The Company also had a reserve of $277,000 at March 29, 2003 for potential future environmental expenditures related to the Greenville facility for conditions existing prior to the Company's ownership of the Greenville facility (1997). The Greenville facility has also been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

      The Company had identified two areas of underground contamination at the Company's facility in Galion, Ohio. Any future environmental liabilities or costs at this facility were contractually transferred to the purchaser pursuant to the sale of Galion in fiscal 2003. See Note 3 to the Consolidated Financial Statements for further discussion on the sale of this facility.

      Additionally, an underground contamination involving machinery fluids existed at the former Valentec Wells facility in Costa Mesa, California, and the local Regional Water Quality Control Board (the "Board") had approved a site remediation plan for cleanup. The remediation plan involved the simultaneous operation of a groundwater and vapor extraction system over the past five years. This plan has been completed and a final Closure Monitoring Report has been filed with the Board. In fiscal 2003, the Board approved the final Closure Monitoring Report and issued a "no further action" letter, ending the Board's regulatory oversight.

      Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued, approximately $277,000 at March 29, 2003, will be required for the Company's environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of independent consultants on environmental matters.

Patents

      The Company holds fourteen patents and approval for two additional patents are pending. All patents relate to technical improvements for enhancement of product performance with respect to the Company's airbag, fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire between the years 2014 and 2020.

Engineering, Research & Development

      The Company's fabric and airbag cushions operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company designs and engineers its fabrics to meet its customers' specific applications and needs. While the component manufacturer originates most design requirements, the Company is dedicated to improving the quality of existing products, as well as developing new products for all applications. Costs associated with design and development for fabric and airbag cushions were approximately $1.2 million, $899,000 and $688,000 during fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

ITEM 2. PROPERTIES

      The Company's corporate headquarters are located in Greenville, South Carolina in a facility owned by the Company, adjacent to its SCFTI manufacturing facility. The Company owns or leases five facilities in which it manufactures airbag and technical fabrics related products, with total plant area of approximately 1.2 million square feet (including administrative, warehouse, engineering and research and development areas housed at Company locations). Below is an overview of the Company's properties at its airbag and technical fabrics related products facilities as of March 29, 2003.

                                                                      Floor Area    Owned/        Lease
                        Location                                       (Sq. Ft.)    Leased     Expiration
                        --------                                       ---------    ------     ----------
Airbag and Technical Fabrics Related Products
   Ensenada, Mexico (airbag cushions)                                    97,000      Leased        2004 (1)
   Ensenada, Mexico (airbag cushions)                                    43,000      Leased        2007 (1)(2)(7)
   Greenville, South Carolina (airbag and technical fabrics)            826,000       Owned         N/A (1)(3)(7)
   Hildesheim, Germany (airbag cushions)                                 70,000       Owned         N/A (1)(7)
   Jevicko, Czech Republic (airbag cushions)                            100,000       Owned         N/A (4)
   Otay Mesa, California (airbag cushions)                               16,000      Leased        2006 (5)(7)
   Crumlin, Wales (airbag cushions)                                      60,000      Leased        2008 (6)(7)

----------
(1)   Manufacturing, research and development and office space

(2)   Lease also provides for five-year renewal option

(3)   Location of corporate offices

(4)   Manufacturing and office space

(5)   Finished goods distribution center and office space

(6)   Research and development and office space

(7)   Location of marketing and sales offices

ITEM 3. LEGAL PROCEEDINGS

      As described in the "The Company - The 2001 Restructuring" in Item 1, the Company emerged from bankruptcy on October 11, 2000. However, the Chapter 11 case remains open until all claims, disputes and pleadings are resolved before the Bankruptcy Court. At March 29, 2003, the Company has no material disputes before the Court. The Company is in the process of closing the Chapter 11 proceedings.

      See "Environmental Matters" in Item 1 with respect to certain environmental proceedings involving the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the quarter ended March 29, 2003.

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

      The Company's common stock is not listed on any exchange, but rather trades on the Over-The-Counter Bulletin Board. The following table sets forth the range of high and low prices for reported sales of the common stock during the fiscal years ended March 29, 2003 and March 30, 2002.

                                                        High           Low
                                                        ----           ---
Year Ended March 30, 2002
         First Quarter                               $  16.00        $ 3.65
         Second Quarter                                 10.05          5.00
         Third Quarter                                  10.00          4.50
         Fourth Quarter                                  8.75          5.50

Year Ended March 29, 2003
         First Quarter                               $   7.95        $ 5.35
         Second Quarter                                  8.70          5.40
         Third Quarter                                   7.60          6.90
         Fourth Quarter                                  9.00          5.00

      As of June 23, 2003, there were approximately 149 holders of record of the Company's common stock. The warrants to acquire 681,818 shares of common stock issued by the Company, pursuant to the Plan, on the Emergence Date, expired as of April 10, 2003.

      To date, the Company has not paid any cash dividends to its stockholders and does not expect to do so in the future. Further, the Company's existing credit agreement restricts the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal periods indicated. The selected historical financial data for the fiscal years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000, and the fiscal years ended March 25, 2000 and March 27, 1999 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the non-core businesses (metal and defense) as discussed in Note 3 to the Consolidated Financial Statements of the Company. The Consolidated Financial Statements for the fiscal years ended March 29, 2003 and March 30, 2002 and the period from October 11, 2000 to March 31, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As a result of the implementation of fresh start accounting, certain of the selected financial data for the fiscal years ended March 29, 2003 and March 30, 2002 and for the period from October 11, 2000 to March 31, 2001 is not comparable to the selected financial data of prior periods. See Note 1 to the Consolidated Financial Statements of the Company for further discussion of the effects of fresh start accounting on the Company's Consolidated Financial Statements. As a result of differences in comparability, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company." The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto, included elsewhere in this report.

In thousands, except per share data and footnotes                 Reorganized Company        |         Predecessor Company
                                                       --------------------------------------|--------------------------------------
                                                       Fiscal Year  Fiscal Year  Period from | Period from  Fiscal Year  Fiscal Year
                                                           Ended       Ended     10/11/00 to |  3/26/00 to     Ended        Ended
                                                          3/29/03     3/30/02       3/31/01  |   10/10/00     3/25/00      3/27/99
                                                        (52 Weeks)  (52 Weeks)    (25 Weeks) |  (28 Weeks)  (52 Weeks)   (52 Weeks)
                                                       --------------------------------------|--------------------------------------
INCOME STATEMENT DATA (1):                                                                   |
Net sales (2)                                            $ 244,338   $ 203,323    $  92,052  |   $ 109,139   $ 194,667    $ 178,348
Cost of sales, including depreciation                      214,318     176,817       79,337  |      93,307     168,249      158,806
                                                         ------------------------------------|--------------------------------------
Gross profit                                                30,020      26,506       12,715  |      15,832      26,418       19,542
Selling, general and administrative expenses                14,475      11,595        5,235  |       5,941      13,443       10,487
Research and development expenses                            1,242         899          335  |         353         665        1,090
Amortization of intangible assets (3)                          124         900          448  |         675       1,486        1,528
Restructuring and restatement (4)                               --          --           --  |          --       3,969           --
Relocation and reorganization costs (5)                         --          --           --  |          --          --        3,238
Terminated investment agreement costs (6)                       --          --           --  |          --          --        2,500
                                                         ------------------------------------|--------------------------------------
Operating income                                            14,179      13,112        6,697  |       8,863       6,855          699
Other expense (income)                                      (3,426)     (1,001)        (280) |         878       1,729          766
Interest expense, net (7)                                    3,596       4,110        2,514  |       3,833      13,975       12,566
                                                         ------------------------------------|--------------------------------------
Income (loss) from continuing operations before                                              |
   reorganization items                                     14,009      10,003        4,463  |       4,152      (8,849)     (12,633)
Reorganization items (8)                                        --          --           --  |      41,740          --           --
                                                         ------------------------------------|--------------------------------------
Income (loss) from continuing operations                                                     |
   before income taxes                                      14,009      10,003        4,463  |     (37,588)     (8,849)     (12,633)
Income tax provision (benefit)                               6,120       3,397        1,769  |     (17,511)      6,154       (3,321)
                                                         ------------------------------------|--------------------------------------
Income (loss) from continuing operations                     7,889       6,606        2,694  |     (20,077)    (15,003)      (9,312)
Discontinued operations, net of taxes:                                                       |
   Loss from discontinued operations                            --          --           --  |       1,440      20,142        4,351
   Loss (gain) on disposition of discontinued
     operations                                              2,023       2,517        1,444  |        (214)         --           --
Extraordinary gain, net of taxes (9)                            --          --           --  |      29,370          --           --
Cumulative effect of change in accounting method (10)      (14,651)         --           --  |          --          --           --
                                                         ------------------------------------|--------------------------------------
Net (loss) income                                        $  (8,785)  $   4,089    $   1,250  |   $   8,067   $ (35,145)   $ (13,663)
                                                         ====================================|=====================================
                                                                                             |
PER SHARE DATA, BASIC AND DILUTED (11):                                                      |
Income from continuing operations                        $    1.59   $    1.33    $    0.54  |
Loss from discontinued operations                            (0.41)      (0.51)       (0.29) |
Cumulative effect of change in accounting method             (2.95)         --           --  |
                                                         ----------------------------------  |
Net (loss) income per common share                       $   (1.77)  $    0.82    $    0.25  |
                                                         ==================================  |
                                                                                             |
Weighted average number of shares outstanding, basic                                         |
     and diluted                                             4,960       4,960        4,960  |
                                                         ==================================  |

BALANCE SHEET DATA:                                              Reorganized Company         |    Predecessor Company
                                                         ------------------------------------|------------------------
                                                          3/29/03     3/30/02       3/31/01  |    3/25/00      3/27/99
                                                         ------------------------------------|------------------------
Working capital (12) (13)                                $   8,016   $   3,711    $  27,079  |   $(103,105)  $  31,404
Total assets                                               134,064     125,271      130,683  |     168,695     206,748
Senior subordinated notes                                       --          --           --  |      90,000      90,000
Long term debt, net of current portion (13)                  7,363      12,182       43,541  |      15,145      53,109
Stockholders' (deficit) equity                              51,913      55,838       51,943  |     (14,440)     22,456

----------
See Notes to Selected Financial Data

Notes to Selected Financial Data:

(1) The Company did not declare dividends during any of the periods or fiscal years presented.

(2) The growth in net sales between fiscal years 2002 and 2003 is attributable in part to the Woodville acquisition on November 2, 2001.

(3) The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", as of March 31, 2002, the beginning of fiscal 2003, required the Company to cease amortization of the Company's "reorganization value in excess of amounts allocable to identifiable assets" and goodwill, resulting in the reduction of approximately $791,000 in amortization costs from fiscal 2002. Amortization expense in fiscal 2002 and the period from October 11, 2000 to March 31, 2001 was approximately $791,000 and $395,000, respectively.

(4) During fiscal 2000, the Company incurred approximately $4.0 million of costs associated with the investigation and restatement of the Company's financial statements for fiscal 1999 and 1998, and the restructuring of the Company's balance sheet.

(5) During fiscal 1999, the Company incurred approximately $3.2 million of pre-tax charges associated with the reorganization and relocation of certain of its foreign and domestic operations. These costs were incurred to consolidate production within the Company's foreign operations to lower cost facilities located within the foreign market, close the Company's China facility and relocate the corporate headquarters to the Company's Greenville, South Carolina facility.

(6) During fiscal 1999, after exploring a variety of strategic alternatives, the Company entered into an investment agreement with a third party. The Company and the third party subsequently reached a mutual agreement to terminate the investment agreement. The Company incurred approximately $2.5 million of fees and expenses during fiscal 1999 related to the investment agreement and its termination. This charge included a reimbursement to the third party for fees and expenses incurred by it.

(7) Contractual interest for the period from March 26, 2000 to October 10, 2000, was $8.5 million. Interest expense on the Company's Notes was reported to the Petition Date (April 10, 2000). Such interest expense was not reported subsequent to that date because it was not required to be paid during the bankruptcy proceedings and was not an allowed claim under the Plan. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $4.7 million for the period from March 26, 2000 to October 10, 2000.

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

(9) During the period from March 26, 2000 to October 10, 2000, the early extinguishment of the Notes and related accrued interest resulted in an extraordinary gain of $29.9 million, net of income taxes of $17.5 million. This was offset by a loss recognized in the amount of $573,000 related to deferred financing costs associated with the early termination of the Company's prior credit facility during the period. The Company is in the process of reviewing the effect, if any, that the adoption of recently issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", will have on its financial position, results of operations and presentation of its statements of operations. Adoption of SFAS No. 145 may result in a change in the presentation of the extraordinary gain recognized in the period from March 26, 2000 to October 10, 2000.

(10) The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to assess its "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000, and goodwill as of March 31, 2002, the beginning of fiscal 2003. The excess reorganization value and goodwill were determined to be impaired and, under the transition guidance of SFAS No. 142, the impairment was charged to earnings as the cumulative effect of a change in method of accounting. No tax effect was recognized, as these items were not deductible for income tax purposes. See Note 2 to the Consolidated Financial Statements.

(11) Share and per share data are not meaningful on or prior to October 10, 2000 due to the significant change in the capital structure that resulted from the Plan.

(12) As of March 25, 2000, the working capital of the Company was in a negative position due to the reclassification of the $90 million in Notes to current liabilities.

(13) The decrease in working capital and long-term debt, net of current portion, at March 29, 2003 and March 30, 2002 is principally due to the classification of the Company's Congress Facility and/or its Subordinated Secured Note, due October 9 and 10, 2003, respectively, with an outstanding balance of $28.5 and $18.9 million at March 29, 2003 and March 30, 2002, respectively, as a current liability at March 29, 2003 and March 30, 2002, respectively. The Company intends to refinance the Congress Facility and the Subordinated Secured Note prior to their respective maturities on October 9 and 10, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is a leading low-cost independent supplier of automotive airbag fabric and cushions, with operations in North America and Europe. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report. Except for the historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results could differ materially from those forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" regarding forward-looking information at the beginning of this Form 10-K and, from time to time, in the Company's other filings with the Securities and Exchange Commission.

Critical Accounting Policies

      The following discussion and analysis of financial condition and results of operations are based on the Company's Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments. Estimates and assumptions are based on historical data and other assumptions that management believes are reasonable in the circumstances. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reported period

      Judgments are based on management's assessment as to the effect certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in the Consolidated Financial Statements. It is important that the reader of the financial statements understand that actual results could differ from these estimates, assumptions and judgments.

      In addition, judgment is involved in determining which accounting policies and estimates would be considered as "critical". Because the Company generally does business with large, well-established customers, the Company has not historically been, nor is it expected in the future to be, exposed to significant bad debt or inventory losses. Accordingly, the estimates of the allowance for bad debts and of inventory reserves are not considered to be critical accounting policies or estimates. In addition, the Company emerged from bankruptcy in October 2000 and revalued its tangible assets at that time. Accordingly, estimates of tangible asset impairment are not considered to be a critical accounting policy or estimate. We believe the following critical accounting policies contain the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

      Discontinued Operations. As discussed in Notes 1 and 3 to the Consolidated Financial Statements, we have reported the metal and defense businesses as discontinued operations in our Consolidated Financial Statements as of October 10, 2000, or the measurement date, through the sale of the final discontinued operation, Galion, Inc., on December 23, 2002. To report the metal and defense businesses as discontinued operations required the Company to make estimates regarding (i) the results of operations to the expected disposal date and (ii) the expected proceeds to be received upon sale. Based on the Company's determination that losses were expected both from operations and upon disposal, the Company accrued substantial charges for future losses in the period from March 26, 2000 to October 10, 2000, the period from October 11, 2000 to March 31, 2001 and the fiscal year ended March 30, 2002. Accordingly, the businesses' net losses during the period from October 11, 2000 to March 31, 2001 and for the fiscal years ended March 30, 2002 and March 29, 2003, which were incurred subsequent to the measurement date, have been applied against the accrued losses and have not been recognized as losses as incurred in the Consolidated Statements of Operations.

      Goodwill Impairment. As discussed in Note 2 to the Consolidated Financial Statements, the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to perform an assessment for impairment of the Company's "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000 ("excess reorganization value"), and goodwill, as of March 31, 2002, the beginning of the current fiscal year. Under the transition guidance of SFAS No. 142, the Company was required to perform its initial impairment evaluation within six months of adopting the new standard, and any impairment charges were to be retroactively recorded in the first quarter of the Company's fiscal year. Other identifiable intangible assets of the Company consist of patents that continue to be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company compared the book value of the Company's net assets, including the excess reorganization value and goodwill, to the Company's fair value as of March 31, 2002. Because the fair value was lower than the book value of the Company's net assets, excess reorganization value and goodwill were determined to be impaired and accordingly, the carrying value of such assets (approximately $14.7 million at March 31, 2002) was charged to earnings as the cumulative effect of a change in method of accounting effective March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      Foreign Currency Translation. Financial statements of substantially all of the Company's foreign operations are prepared using the local currency as the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive income (loss)" as a component of stockholders' equity in the accompanying consolidated balance sheets. For the Company's subsidiary in Mexico, whose financial statements are prepared using the United States dollar as the functional currency, the translation effects of the financial statements are included in the results of operations.

      The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. In prior years, the relationship of other currencies to the U.S. dollar has not had a material effect on the Company's Consolidated Financial Statements. However, in fiscal 2003 the impact of changes in the relationship of other currencies to the U.S. dollar resulted in the recognition of other income of approximately $3.5 million. It is unknown what effect foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

Results of Operations

      On October 10, 2000, the Company consummated the Plan as confirmed by the United States Bankruptcy Court for the District of Delaware, as discussed in the Consolidated Financial Statements and the Notes thereto. Accordingly, the Consolidated Financial Statements for the fiscal years ended March 29, 2003 and March 30, 2002 and the period from October 11, 2000 to March 31, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". As a result of the implementation of fresh start accounting, the financial information for the fiscal years ended March 29, 2003 and March 30, 2002 and the period from October 11, 2000 to March 31, 2001 are not comparable to prior periods.

The Woodville Acquisition

      On November 2, 2001, the Company's U.K. subsidiary, Automotive Safety Components International Limited (or "ASCIL"), acquired the airbag business (operated under the name of Woodville Airbag Engineering) of TISPP UK Limited, a subsidiary of Smiths Group PLC, to expand its European operations. Such acquisition contributed approximately $7.8 million in sales and had a negative impact of approximately $1.1 million on gross profit and approximately $1.5 million on operating income for the period from November 3, 2001 to March 30, 2002. The management and business activities of the Woodville operation were consolidated into the ASCIL operation during the first quarter of fiscal 2003, and the Woodville identity ceased to exist. The manufacturing process and production assets were transferred to other European operations of the Company primarily in lower labor cost facilities and countries.

      The following table summarizes operating results of the Company for fiscal years 2003, 2002 and 2001 (in thousands):

                                                                            Combined
                                                                         Reorganized and
                                                                           Predecessor      Reorganized  |  Predecessor
                                               Reorganized Company           Company           Company   |    Company
                                             ------------------------------------------------------------|------------
                                             Fifty-two      Fifty-two       Fifty-three     Period from  |  Period from
                                            Weeks Ended    Weeks Ended     Weeks Ended        10/11/00   |    3/26/00
                                              3/29/03        3/30/02          3/31/01        to 3/31/01  |  to 10/10/00
                                             ------------------------------------------------------------|------------
Net sales                                    $ 244,338      $ 203,323        $ 201,191        $ 92,052   |   $ 109,139
Gross profit                                    30,020         26,506           28,547          12,715   |      15,832
Income from operations                          14,179         13,112           15,560           6,697   |       8,863
Other (income) expense, net                     (3,426)        (1,001)             598            (280)  |         878
Interest expense, net                            3,596          4,110            6,347           2,514   |       3,833
Reorganization items                                --             --           41,740              --   |      41,740
Income tax provision (benefit)                   6,120          3,397          (15,742)          1,769   |     (17,511)
Loss on discontinued operations, net of                                                                  |
    taxes                                        2,023          2,517            2,670           1,444   |       1,226
Extraordinary gain, net of taxes                    --             --          (29,370)             --   |     (29,370)
Cumulative effect of change in method of                                                                 |
     accounting                                (14,651)            --               --              --   |          --
Net (loss) income                               (8,785)         4,089            9,317           1,250   |       8,067

      Results of operations for the years ended March 29, 2003 and March 30, 2002 contain one less week of operations as compared to the fifty-three week period ended March 31, 2001 as a result of the Company's fiscal year ending on the Saturday closest to March 31. The Consolidated Financial Statements for all periods presented above have been reclassified to reflect the Company's non-core businesses as discontinued operations. See Note 3 to the Consolidated Financial Statements for further information on the discontinued operations.

      The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                                                                             Combined
                                                                                         Reorganized and
                                                 Reorganized           Reorganized         Predecessor
                                                    Company              Company             Company
                                                 -----------------------------------------------------
                                                  Fifty-two             Fifty-two          Fifty-three
                                                 Weeks Ended           Weeks Ended         Weeks Ended
                                                   3/29/03               3/30/02             3/31/01
                                                 -----------------------------------------------------
Net sales                                           100.0%                100.0%               100.0%
Gross profit                                         12.3                  13.0                 14.2
Income from operations                                5.8                   6.4                  7.7
Interest expense, net                                 1.5                   2.0                  3.2
Income tax provision (benefit)                        2.5                   1.7                 (7.8)
Net income (loss)                                    (3.6)                  2.0                  4.6

      The Consolidated Financial Statements for the period subsequent to the consummation of the Plan (fiscal years ended March 29, 2003 and March 30, 2002 and period from October 11, 2000 to March 31, 2001) were prepared under the principles of fresh start reporting for companies emerging from a plan of reorganization and are not comparable to prior periods. The Company believes that the most meaningful comparisons are made using the combined financial information of the Reorganized and Predecessor Company for the period from March 26, 2000 to March 31, 2001 (fiscal 2001) above; accordingly, this discussion addresses such combined information.

Fifty-two Weeks Ended March 29, 2003 Compared to Fifty-two Weeks Ended March 30, 2002

      Net Sales. Net sales increased $41.0 million, or 20.2%, to $244.3 million for the year ended March 29, 2003 compared to the year ended March 30, 2002. North American operations' net sales increased $5.5 million or 4.4% compared to the prior year, with the increase principally due to greater demand and new programs in the North American automotive market. Net sales for European operations increased $35.5 million or 45.5% compared to the prior year. The increase in Europe is due primarily to the increased volumes resulting from new programs representing an increase of $13.8 million, the effect of the Woodville acquisition, which accounted for $9.9 million of the increase, and the favorable effect of changes in foreign currency exchange rates in Europe, representing an increase in net sales of approximately $11.8 million.

      Gross Profit. Gross profit increased $3.5 million, or 13.3%, to $30.0 million for the year ended March 29, 2003 compared to the prior year. The increase in gross profit did not correspond with the increase in net sales due to losses at Woodville of approximately $1.5 million and costs of approximately $1.7 million associated with the move of the Woodville production lines and the ramp-up of programs at other European facilities. Additionally, selling price decreases and increased shipping and other manufacturing costs contributed to the decrease in gross margin. Accordingly, gross profit as a percentage of net sales decreased to 12.3% for the year ended March 29, 2003 from 13.0% for the year ended March 30, 2002.

      Income from Operations. Income from operations increased $1.1 million, or 8.1%, to $14.2 million for the year ended March 29, 2003 compared to the year ended March 30, 2002. The increase is directly related to the increase in net sales discussed above and a reduction of $776,000 in amortization costs resulting from the adoption of SFAS No. 142 (see Note 2 of the Consolidated Financial Statements). This increase was offset by an increase in general and administrative expenses, reflecting approximately $1.1 million of production re-qualification and other related costs incurred for the relocation of the Woodville operation to other European production facilities. The relocation of the Woodville operations to other European locations was completed in July 2002. Additionally, higher sales commissions, travel and research and development costs of approximately $1.1 million were incurred. Income from operations as a percentage of net sales decreased to 5.8% for the year ended March 29, 2003 from 6.4% in the prior year. The decrease as a percentage of net sales was due to the items discussed above.

      Other Income, net. The Company recognized other income, net of $3.4 million for the year ended March 29, 2003, as compared to other income, net of $1.0 for the year ended March 30, 2002. Other income, net is realized primarily from net foreign transaction gains resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction gains of $3.5 million for the year ended March 29, 2003, compared to net foreign transaction gains of $756,000 during the comparable period in the prior year. The fiscal 2003 foreign transaction gains resulted from significant favorable changes in foreign currency exchange rates of approximately 18.7% in the March 29, 2003 exchange rates as compared to those at March 30, 2002.

      Interest Expense, net. Interest expense decreased $514,000, or 12.5%, to $3.6 million for the year ended March 29, 2003 compared to the year ended March 30, 2002. The decrease is attributable both to a decrease in average interest rates from 6.7% to 5.6% and a decrease in average outstanding debt from $44.7 million to $38.2 million for the period as compared to the prior year.

      Provision for Income Taxes. The provision for income taxes increased $2.7 million for the year ended March 29, 2003 compared to the prior year due to (i) an increase of $3.4 million in pre-tax income from North American operations compared to the prior year, (ii) the recording of tax provisions of approximately $1.3 million for the Company's German and Czech Republic subsidiaries in fiscal 2003 as certain of the net operating losses of those subsidiaries have now been fully utilized, and (iii) the recording of a $350,000 provision for income taxes for the German subsidiary. German taxing authorities have performed an examination covering years 1997 through 1999, and the Company has reserved $350,000 for the tax liability arising from this tax examination. The Company's effective tax rates for the years ended March 29, 2003 and March 30, 2002 was 43.7% and 34.0%, respectively. The effective tax rate for the year ended March 29, 2003 is higher than the statutory tax rate due to the tax examination noted above and foreign earnings taxed at different rates.

      Discontinued Operations. Loss on disposition of discontinued operations was $2.0 million for the year ended March 29, 2003. The loss was principally due to the sale of Galion on December 23, 2002 and included the recognition of a tax provision of approximately $660,000 related to an adjustment of the deferred tax liabilities of the discontinued operations. Loss on disposition of discontinued operations was $2.5 million for the year ended March 30, 2002, net of income tax benefit of $1.7 million, arising primarily from the relocation of, and other costs associated with, the former Valentec Wells operations, during the first quarter of fiscal 2002. Valentec Wells was sold in September 2001. At March 29, 2003, the Company had completed its disposition of all discontinued operations.

      Cumulative Effect of Change in Method of Accounting. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective March 31, 2002. As a result of management's assessment of the Company's fair value, the Company's "Reorganization value in excess of identifiable assets" and goodwill were determined to be impaired and, accordingly, the total amount of those assets (approximately $14.7 million) was written off as the cumulative effect of a change in method of accounting at March 31, 2002 (see further discussion under "New Accounting Standards"). There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      Net Loss. The Company's net loss was $8.8 million for the year ended March 29, 2003, compared to net income of $4.1 million for the year ended March 30, 2002. The net loss resulted primarily from the write-off of $14.7 million of reorganization value in excess of identifiable assets and goodwill, as discussed above, recognized as a cumulative effect of a change in method of accounting resulting from the adoption of SFAS No. 142 and other matters discussed above.

Fifty-two Weeks Ended March 30, 2002 Compared to Combined Fifty-three Weeks Ended March 31, 2001

      Net Sales. Net sales increased by $2.1 million, or 1.1%, to $203.3 million in fiscal 2002 compared to fiscal 2001. The increase is attributable to the acquisition of Woodville, offset by one less week of operations compared to the prior year and a decrease in sales of technical fabric products. North American operations showed decreased sales of $3.9 million, or 3.0%, for airbag cushions and airbag and technical fabrics products over the prior fiscal year. One less week of operations resulted in a reduction of $2.4 million in net sales. The remaining $1.5 million decrease is attributed to the weaker demand for technical fabrics products. European operations experienced increased net sales of $6.0 million, or 8.3%, over the prior fiscal year. The increase in European operations includes $7.8 million in net sales from the acquisition of Woodville, offset by one less week of operations, representing $1.4 million in decreased net sales. The remaining decrease of approximately $400,000 is due to the postponement of new programs replacing expired product lines. Such programs were in production at the beginning of fiscal 2003.

      Gross Profit. Gross profit decreased by $2.0 million, or 7.2%, to $26.5 million in fiscal 2002 compared to fiscal 2001. The decrease in gross profit is attributed to $1.1 million in losses associated with the initial ramp-up of new programs at Woodville, price adjustments on existing product lines of our customers of $1.3 million and an approximate $300,000 decline due to one less week of operations. Fiscal 2001 included a charge of $710,000 resulting from the application of fresh start accounting to record inventory at its fair value. Gross profit as a percentage of net sales decreased to approximately 13.0%, from 14.2% for the prior fiscal year. The decrease as a percentage of net sales was due to the items discussed above.

      Income from Operations. Income from operations decreased by $2.4 million, or 15.7%, to $13.1 million in fiscal 2002 compared to fiscal 2001. The decrease is attributable to the $2.0 million decrease in gross profit discussed above in addition to approximately $400,000 of re-qualification and other costs incurred in preparation of the relocation of the Woodville operation to other Company facilities. Income from operations as a percentage of net sales decreased to 6.4% for fiscal 2002 from 7.7% for fiscal 2001. The decrease as a percentage of net sales was primarily a result of the items discussed above.

      Other (Income) Expense, net. The Company recognized other income of $1.0 million for fiscal year 2002 as compared to other expense of $598,000 for fiscal year 2001. The Company recorded net foreign transaction gains of $756,000 during the year, while net foreign transaction losses of $639,000 were recorded in the prior year.

      Interest Expense, net. Interest expense decreased $2.2 million, or 35.2%, to $4.1 million in fiscal 2002 compared to fiscal 2001. The decrease is attributable to the Company's lower average outstanding balances on its revolving credit facility and other long-term debt during the year, as well as lower interest rates.

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

      Provision for Income Taxes. The provision for income taxes primarily represents taxes on results of continuing operations in the United States. The Company's effective tax rate for fiscal 2002 was 34%. This overall effective tax rate is favorably impacted by the utilization of certain net operating loss carryforwards and credits at certain of the Company's foreign operating subsidiaries during fiscal 2002. Income taxes for fiscal 2001 reflect a benefit principally due to fresh start and other reorganization adjustments and adjustments for deferred tax valuation allowances previously established against deferred tax assets.

      Discontinued Operations. The fiscal 2002 loss of $4.2 million (before income tax benefit of $1.7 million) is principally the result of additional reserves for discontinued operations due to a $6.6 million operating loss on Valentec Wells (including approximately $1.7 million for its relocation) prior to its sale in September 2001, a $2.9 million gain on the sale of Valentec Wells, and an approximate $200,000 operating loss on Galion during the year. See
Note 3 to the Consolidated Financial Statements for further information concerning discontinued operations.

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

Liquidity and Capital Resources

      It is expected that the Company's equipment and working capital requirements will continue to increase in order to sustain its growth of operations. The Company estimates that it will spend over $6.0 million for capital projects in fiscal 2004. This growth is expected to be funded through a combination of cash flows from operations, equipment financing and the use of the Company's line of credit.

Credit Facilities

      The Company has an aggregate, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility") expiring October 9, 2003. Accordingly, the Company has classified the amount outstanding under the Congress Facility in the current portion of long-term debt as of March 29, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings under the Congress Facility (and its borrowing limitations) are $2.6 million in term loans that are to be repaid in equal monthly installments of approximately $84,000, with the unpaid principal amount due on October 9, 2003. The amount outstanding under the facility at March 29, 2003 and March 30, 2002 (including term loans) was $19.7 million and $4.9 million, respectively. Also included within the borrowings under the Congress Facility is a $3.0 million letter of credit facility, under which the Company had $424,000 outstanding pursuant to letters of credit at March 29, 2003 (none outstanding at March 30, 2002). At March 29, 2003, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $13.3 million.

      The interest rate on the Congress Facility is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). Under the terms of the Congress Facility, the Company may make borrowings based on the Prime Rate (as defined) or the LIBOR rate, in each case with an applicable margin applied to the rate. At March 29, 2003, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. The Company is required to pay a monthly commitment fee of 0.375% on the unused portion of the Congress Facility.

      The Company's subordinated secured note facility (the "Subordinated Facility") with KeyBank National Association and Fleet Bank is due on October 10, 2003. Pursuant to the terms of an extension agreement entered into on October 11, 2002, the Company repaid $5.0 million of the outstanding principal balance on October 11, 2002. That payment was funded by borrowings under the Congress Facility. The amount outstanding under the Subordinated Facility at March 29, 2003 and March 30, 2002 was $9.2 and $18.9 million, respectively.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant. In addition, the Subordinated Facility provides for mandatory prepayments of principal in the event that the Company's Consolidated EBITDA (as defined) exceeds certain specified levels following the Emergence Date. As of March 29, 2003, the Company estimates $1.9 million in prepayments are required within 90 days following the end of fiscal 2003. Additionally, both the Congress Facility and the Subordinated Facility contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies under the Congress Facility; incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends (no dividends are permitted to be paid to holders of the Company's common stock) or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 29, 2003, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

      The Company intends to renegotiate or replace the Congress Facility and the Subordinated Facility prior to the time these facilities mature in October 2003. Although no assurances can be provided in this regard, management currently believes that it will be able to renegotiate or replace these facilities prior to their maturity with amended or new facilities on comparable terms.

Other Long-term Obligations

      On March 28, 2002, the Company and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment of its $7.5 million mortgage note facility dated June 4, 1997. This amendment extends the mortgage facility for five years, establishes an interest rate of 1.7% over EURIBOR (EURIBOR was 2.57% at March 29, 2003), requires monthly payments of approximately $62,500 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic.

      On April 1, 1999, the Company's German subsidiary secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Germany. The note was secured by the real estate in Germany acquired through the mortgage. In July 1999, the Company refinanced the note and reduced the outstanding indebtedness to $2.1 million (currently $1.9 million). The note is secured by a cash collateral deposit of approximately $1.4 million (see Note 2 to the Consolidated Financial Statements for discussion of restricted cash). The note consists of two tranches. Tranche A totals approximately $1.2 million bearing interest at 4.05% and is payable in semi-annual installments of approximately $70,000 beginning on December 30, 2001 through June 30, 2009. Tranche B totals approximately $694,000 bearing interest at 3.75% and is payable in semi-annual installments of approximately $19,000 also beginning on December 30, 2001 through June 30, 2019.

      On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc. ("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (1.31% at March 29, 2003), requires monthly payments of approximately $150,000 and is secured by certain equipment located at the Company's Greenville, South Carolina facility.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at March 29, 2003.

                                                                  As of March 29, 2003
                                     ----------------------------------------------------------------------------
                                      Total        2004       2005       2006       2007       2008    Thereafter
                                     ----------------------------------------------------------------------------
Contractual obligations

     Credit facility                 $16,714     $16,714     $   --     $   --     $   --     $   --        $ --
     Other long-term debt             21,322      14,585      2,652      1,572      1,013        721         779
     Capital lease obligations         1,037         411        365        234         15         12          --
     Operating lease commitments       2,482         795        595        454        334        304          --
                                     ----------------------------------------------------------------------------

             Total                   $41,555     $32,505     $3,612     $2,260     $1,362     $1,037        $779
                                     ============================================================================

Cash Flows

      During fiscal 2003, net cash provided by operating activities from continuing operations was $12.1 million, arising from income from continuing operations of $7.9 million, increases for non-cash items of $11.7 million (principally depreciation and amortization and changes in deferred taxes) and reductions in operating assets and liabilities of $7.5 million (principally an increase in accounts receivable and inventories due to increased sales and production). Net cash used in continuing operations for investing activities was $7.4 million, principally for the acquisition of additional property, plant and equipment to support the Company's production capacity worldwide. Net cash used in continuing operations for financing activities in fiscal 2003 was $659,000, due principally from borrowings on the Congress Facility of $16.7 million offset by payments on various other debt and long-term obligations totaling $17.4 million. The above activities, in conjunction with the favorable effects of foreign exchange rates of $47,000 and the cash provided by discontinued operations of $838,000, resulted in a net increase in cash and cash equivalents of $4.9 million in fiscal year 2003.

New Accounting Pronouncements

      Accounting Standards Adopted -The adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", required the Company to perform an impairment assessment of the Company's "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000 ("excess reorganization value"), and goodwill, as of March 31, 2002, the beginning of the current fiscal year. Under the transition guidance of SFAS No. 142, the Company was required to perform its initial impairment evaluation within six months of adopting the new standard, and any impairment charges were to be retroactively recorded in the first quarter of the Company's fiscal year. Other identifiable intangible assets of the Company consist of patents that continue to be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company compared the book value of the Company's net assets, including the excess reorganization value and goodwill, to the Company's fair value as of March 31, 2002. Because the fair value was lower than the book value of the Company's net assets, excess reorganization value and goodwill were determined to be impaired and accordingly, the carrying value of such assets (approximately $14.7 million at March 31, 2002) was charged to earnings as the cumulative effect of a change in method of accounting effective March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB") 30 related to the disposal of a segment of a business. The Company adopted SFAS No. 144 on March 31, 2002, the beginning of fiscal year 2003. The adoption of SFAS No. 144 had no effect on the Company's financial position and results of operations, including the Company's reporting of discontinued operations as the Company's discontinued operations were accounted for under previous accounting guidance since the measurement date occurred prior to the effective date of SFAS No. 144.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies the accounting and reporting provisions of Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS No. 146 had no effect on the Company's financial position and results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 had no effect on the Company's financial position and results of operations.

      Interpretation No. 45 also provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. As of March 29, 2003, the Company and various consolidated subsidiaries of the Company are borrowers under the Congress Facility, the Subordinated Facility and a note payable to a bank in the Czech Republic (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the periods of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has complied with the disclosure provisions of SFAS No. 148 in the Notes to the Consolidated Financial Statements for the years ended March 29, 2003 and March 30, 2002.

      In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", was issued which, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interest and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Certain disclosure requirements of Interpretation No. 46, if applicable, are required for financial statements initially issued after January 31, 2003. Companies with variable interest in variable interest entities created after January 31, 2003 shall apply the provisions of Interpretation No. 46 immediately. Public entities with a variable interest in a variable interest entity shall apply the provisions of Interpretation No. 46 no later than the first interim or annual reporting period beginning after June 15, 2003. Interpretation No. 46 is not expected to have an impact to the Company's financial statements or future results of operations.

      Accounting Standard Not Yet Adopted - In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued which amends and clarifies the accounting for derivative instrument's, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS No. 149 will have on its financial position and results of operations.

Seasonality and Inflation

      The automotive operations are subject to the seasonal characteristics of the automotive industry in which there are generally seasonal plant shutdowns in the third and fourth quarters of each calendar year. The Company does not believe that its operations to date have been materially affected by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Congress Facility and certain other facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility and those certain other facilities are variable. As of June 23, 2003, the Company's interest rate, inclusive of credit fees under the Congress Facility approximated 4.25%. Due to the variability of the interest rates, a hypothetical increase or decrease in the interest rates of 100 basis points relating to the Congress Facility may result in an addition to or reduction in interest expense of approximately $150,000 on an annual basis.

      The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in fiscal 2003 has resulted in the recognition of other income of approximately $3.5 million. It is unknown what the effect of foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

      Derivative financial instruments are utilized by the Company to reduce exposures to volatility of foreign currencies impacting the operations of its business. The Company does not enter into financial instruments for trading or speculative purposes.

      On December 18, 2001, the Company entered into two forward exchange contracts, with notional amounts totaling $2.2 million, to buy British pounds for an amount consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and November 2, 2002 scheduled payments for the acquisition of Woodville. The change in fair value of these contracts has been recognized in income because the forward contracts did not qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact on earnings from the completion of the forward contracts was a net gain of $35,000 for the year ended March 29, 2003, included in "other income". There was no significant impact on earnings for the year ended March 30, 2002. The Company did not have any remaining British pound forward exchange contracts at March 29, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      This item appears in Item 15(a)(1) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.

      The information called for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those respective portions of the Company's 2003 Annual Meeting Proxy Statement to be filed hereafter which contains such information.

ITEM 14. CONTROLS AND PROCEDURES

      Within 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness and design of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on this evaluation, the Company's principal executive officer, principal financial officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC.

      In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements, related notes thereto and reports of independent accountants required by Item 8 are listed in the index on page F-1 herein.

(2) Unless otherwise attached, all financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's Consolidated Financial Statements or the Notes thereto.

(3)           Exhibits:

              2.1 Joint Plan of Reorganization of Safety Components Debtors Under Chapter 11 Bankruptcy Code dated June 12, 2000 (1)

              2.2 First Amended Joint Plan of Reorganization of Safety Components International, Inc., Safety Components Fabric Technologies, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany (DE) Inc., ASCI Holdings UK (DE) Inc., ASCI Holdings Mexico (DE) Inc., and ASCI Holdings Czech (DE) Inc. (2)

              3.1 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Safety Components International, Inc. (3)

              3.2     Amended Bylaws of Safety Components International, Inc.
                      (4)

              4.1 Restructuring Agreement dated April 6, 2000 between Safety Components International, Inc., Robert A. Zummo and the consenting holders signatory thereto (5)

              4.2 First Amendment to Restructuring Agreement dated as of May 10, 2000 between Safety Components and the consenting holders signatory thereto (6)

              10.1 Form of Master Equipment Lease Agreement, dated as of July 10, 1998, between KeyCorp Leasing, a division of Key Corporate Capital Inc. and Safety Components International, Inc. (7)

              10.2 Loan and Security Agreement dated as of October 11, 2000, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (8)

              10.3 Subordinated Secured Credit Agreement dated as of October 11, 2000, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors, KeyBank National Association ("KeyBank") and Fleet Bank, as lenders, and KeyBank as administrative agent (9)

              *10.4 Safety Components International, Inc. 2001 Stock Option Plan (10)

              *10.5 Employment agreement, effective May 18, 2001 between Safety Components International, Inc. and John C. Corey
                      (10)

              *10.6 Employment agreement, effective May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes
                      (10)

              *10.7 Employment agreement, effective May 18, 2001 between Safety Components International, Inc. and Stephen B Duerk
                      (10)

              *10.8   Form of Stock Option Agreement (10)

              *10.9   Form of Severance Letter (10)

              10.11 Warrant Agreement, dated as of October 11, 2000, by and between Safety Components International, Inc. and Continental Stock Transfer and Trust Company, acting solely in its capacity as agent for each of the holders of Warrants issued by the Company (10)

              *10.13 Employment agreement, effective March 29, 1999, between Safety Components International, Inc. and John C. Corey
                      (10)

              *10.14 Employment agreement, effective August 23, 1999, between Safety Components International, Inc. and Brian P. Menezes
                      (10)

              *10.15 Employment agreement, dated as of June 1, 1998 between Safety Components International, Inc. and Stephen Duerk
                      (11)

              *10.17 Safety Components International, Inc. Executive Deferral Program (12)

              *10.18 Amendment No. 1 to the Safety Components International, Inc. Executive Deferral Program (12)

              *10.19 Amendment dated June 27, 2001 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and John C. Corey (12)

              *10.20 Amendment dated June 27, 2001 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes (12)

              10.21 Amendment No. 1 and Consent to Loan and Security Agreement, dated November 2, 2001, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (13)

              10.23 Amendment No.1, dated March 28, 2002, to the Credit Facility Agreement dated May 29, 1997 between Automotive Safety Components International s.r.o. and HVB Bank Czech Republic a.s. (14)

              10.24 Letter of Guarantee, dated March 28, 2002, between Safety Components International, Inc. and HVB Bank Czech Republic a.s. (14)

              *10.25  Form of Stock Option Agreement - Class C (15)

              10.26 Amendment No. 1 to Subordinated Secured Credit Agreement dated as of October 11, 2002, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors, KeyBank and Fleet Bank, as lenders, and KeyBank as administrative agent.
                      (16)

              10.27 Amendment No. 2 to Loan and Security Agreement, dated October 11, 2002, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern). (16)

              *10.28 Safety Components International, Inc. 2003 Management Incentive Bonus Program

              21.1    Subsidiaries of Safety Components

              99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Indicates exhibits relating to executive compensation

Footnotes:

      (1) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended March 25, 2000 (as exhibit 2.3).

      (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 2.4).

      (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 3.5).

      (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 3.6).

      (5) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on April 13, 2000 (as exhibit 99.1).

      (6) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on May 19, 2000 (as exhibit 99.1).

      (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998 (as exhibit 10.50).

      (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 10.68).

      (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000 (as exhibit 10.69).

      (10) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 2001 (with same exhibit reference number noted therein).

      (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998 (as exhibit 10.49).

      (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 (with same exhibit reference number noted therein).

      (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 2001 (with same exhibit reference number noted therein).

      (14) Incorporated by reference to the Company's Annual Report on Form 10-K, for the fiscal year ended March 30, 2002 (with same exhibit reference number noted therein).

      (15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (with same exhibit reference number noted therein).

      (16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (with same exhibit reference number noted therein).

(b)   Reports on Form 8-K:

      No reports on Form 8-K were required to be filed by the Company during the fourth quarter of fiscal 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SAFETY COMPONENTS INTERNATIONAL, INC.


                                           By:      /s/ John C. Corey
                                                    -----------------
                                                    John C. Corey
                                                    Chief Executive Officer
                                                    and President

                                           Date:    June 23, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature          Title                                  Date
------------------          -----                                  ----

/s/ John C. Corey           Chief Executive Officer,               June 23, 2003
--------------------------
John C. Corey               President and Director

/s/ Carroll R. Wetzel, Jr.  Director, Chairman of the Board        June 23, 2003
--------------------------
Carroll R. Wetzel, Jr.

/s/ Brian P. Menezes        Vice President, Chief Financial        June 23, 2003
--------------------------  Officer (Principal Financial Officer)
Brian P. Menezes

/s/ William F. Nelli        Corporate Controller                   June 23, 2003
--------------------------  (Principal Accounting Officer)
William F. Nelli

/s/ Ben E. Waide III        Director                               June 23, 2003
--------------------------
Ben E. Waide III

/s/ W. Allan Hopkins        Director                               June 23, 2003
--------------------------
W. Allan Hopkins

/s/ Andy Goldfarb           Director                               June 23, 2003
--------------------------
Andy Goldfarb

                                 CERTIFICATIONS

I, John C. Corey, certify that:

      1. I have reviewed this annual report on Form 10-K of Safety Components International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED: June 23, 2003                                 By: \s\ John C. Corey
                                                     -----------------------
                                                     John C. Corey
                                                     President and
                                                     Chief Executive Officer

I, Brian P. Menezes, certify that:

      1. I have reviewed this annual report on Form 10-K of Safety Components International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED: June 23, 2003                               By: \s\ Brian P. Menezes
                                                   ------------------------
                                                   Brian P. Menezes
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                  Page
INDEPENDENT AUDITORS' REPORT                                                                      F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of March 29, 2003 and March 30, 2002                          F-3

     Consolidated Statements of Operations for the Years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001
       (Reorganized Company) and the period from March 26, 2000
       to October 10, 2000 (Predecessor Company)                                                  F-4

     Consolidated Statements of Stockholders' Equity (Deficit) for the Years
       ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001 (Reorganized Company) and the period from March 26,
       2000 to October 10, 2000 (Predecessor Company)                                             F-5

     Consolidated Statements of Cash Flows for the Years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001
       (Reorganized Company), the period from March 26, 2000
       to October 10, 2000 (Predecessor Company)                                                  F-6

     Notes to Consolidated Financial Statements                                                   F-7

SUPPLEMENTAL SCHEDULE:

II Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Safety Components International, Inc.
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Safety Components International, Inc. and subsidiaries (the "Company") as of March 29, 2003 and March 30, 2002 (Reorganized Company balance sheets), and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 29, 2003 and March 30, 2002 (Reorganized Company operations), the period from October 11, 2000 to March 31, 2001 (Reorganized Company operations) and the period from March 26, 2000 to October 10, 2000 (Predecessor Company operations). Our audits also included the consolidated financial statement schedule for the years ended March 29, 2003 and March 30, 2002 (Reorganized Company), the period from October 11, 2000 to March 31, 2001 (Reorganized Company) and the period from March 26, 2000 to October 10, 2000 (Predecessor Company) listed in the Index as Supplemental Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on August 31, 2000, the United States Bankruptcy Court signed an order confirming the Company's plan of reorganization which became effective after the close of business on October 10, 2000. Accordingly, the accompanying consolidated financial statements subsequent to October 10, 2000 have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, such Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 29, 2003 and March 30, 2002, and the results of its operations and its cash flows for the years ended March 29, 2003 and March 29, 2002, and the period from October 11, 2000 to March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, such Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the Predecessor Company's results of operations and cash flows for the period from March 26, 2000 to October 10, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended March 29, 2003 and March 30, 2002 (Reorganized Company), the period from October 11, 2000 to March 31, 2001 (Reorganized Company), and the period from March 26, 2000 to October 10, 2000 (Predecessor Company), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on March 31, 2002, the Company changed its method of accounting for goodwill (including reorganization value in excess of amounts allocable to identifiable assets) to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


DELOITTE & TOUCHE LLP

Greenville, South Carolina
June 6, 2003

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                                        March 29,         March 30,
                                                                                                           2003             2002
                                                                                                        ---------         ---------
ASSETS

Current assets:
     Cash and cash equivalents .................................................................        $   7,564         $   2,692
     Accounts receivable, net ..................................................................           43,882            35,056
     Inventories, net ..........................................................................           24,000            16,774
     Prepaid and other .........................................................................            1,949             2,521
                                                                                                        ---------         ---------
           Total current assets ................................................................           77,395            57,043

Property, plant and equipment, net .............................................................           52,622            48,044
Reorganization value in excess of amounts allocable to identifiable assets, net ................               --            14,576
Identifiable intangible assets, net ............................................................            1,106             1,071
Other assets ...................................................................................            2,941             1,900
Net assets held for sale .......................................................................               --             2,637
                                                                                                        ---------         ---------
           Total assets ........................................................................        $ 134,064         $ 125,271
                                                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................................        $  26,713         $  18,516
     Accrued and other current liabilities .....................................................           10,956             9,635
     Current portion of long-term debt .........................................................           31,710            25,181
                                                                                                        ---------         ---------
           Total current liabilities ...........................................................           69,379            53,332

Long-term debt .................................................................................            7,363            12,182
Other long-term liabilities ....................................................................            5,409             3,919
                                                                                                        ---------         ---------
           Total liabilities ...................................................................           82,151            69,433
                                                                                                        ---------         ---------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued .................................               --                --
     Common stock: $.01 par value per share - 20,000,000 shares authorized; 5,000,000
         shares issued and 4,959,678 shares outstanding ........................................               50                50
     Common stock warrants .....................................................................               34                34
     Additional paid-in-capital ................................................................           50,916            50,916
     Treasury stock:  40,322 shares at cost ....................................................             (411)             (411)
     Retained earnings (accumulated deficit) ...................................................           (3,446)            5,339
     Accumulated other comprehensive income (loss) .............................................            4,770               (90)
                                                                                                        ---------         ---------
           Total stockholders' equity ..........................................................           51,913            55,838
                                                                                                        ---------         ---------
           Total liabilities and stockholders' equity ..........................................        $ 134,064         $ 125,271
                                                                                                        =========         =========

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                                                                  |    Predecessor
                                                                                Reorganized Company               |      Company
                                                                ------------------------------------------------- | ----------------
                                                                                                    Period from   |   Period from
                                                                                                 October 11, 2000 |  March 26, 2000
                                                                  Year ended       Year ended           to        |        to
                                                                March 29, 2003   March 30, 2002    March 31, 2001 | October 10, 2000
                                                                --------------   --------------    -------------- | ----------------
Net sales ................................................        $ 244,338         $ 203,323         $ 92,052    |     $ 109,139
Cost of sales, excluding depreciation ....................          204,656           169,527           76,201    |        89,406
Depreciation .............................................            9,662             7,290            3,136    |         3,901
                                                                  ---------         ---------         --------    |     ---------
       Gross profit ......................................           30,020            26,506           12,715    |        15,832
                                                                                                                  |
Selling and marketing expenses ...........................            2,176             1,784              931    |         1,074
General and administrative expenses ......................           12,299             9,811            4,304    |         4,867
Research and development expenses ........................            1,242               899              335    |           353
Amortization of intangible assets ........................              124               900              448    |           675
                                                                  ---------         ---------         --------    |     ---------
       Income from operations ............................           14,179            13,112            6,697    |         8,863
                                                                                                                  |
Other (income) expense, net ..............................           (3,426)           (1,001)            (280)   |           878
Interest expense, net (contractual interest of $8,486                                                             |
     during the period from March 26, 2000 to                                                                     |
     October 10, 2000) ...................................            3,596             4,110            2,514    |         3,833
                                                                  ---------         ---------         --------    |     ---------
       Income from continuing operations before                                                                   |
         reorganization items ............................           14,009            10,003            4,463    |         4,152
                                                                                                                  |
Reorganization items:                                                                                             |
  Fair value adjustments .................................               --                --               --    |        34,013
  Restructuring charges ..................................               --                --               --    |         1,125
  Professional fees and expenses .........................               --                --               --    |         3,729
  Loss on revaluation of senior subordinated notes .......               --                --               --    |         2,902
  Interest earned on accumulated cash ....................               --                --               --    |           (29)
                                                                  ---------         ---------         --------    |     ---------
       Income (loss) from continuing operations before                                                            |
         income tax provision (benefit) ..................           14,009            10,003            4,463    |       (37,588)
                                                                                                                  |
Provision (benefit) for income taxes .....................            6,120             3,397            1,769    |       (17,511)
                                                                  ---------         ---------         --------    |     ---------
       Income (loss) from continuing operations ..........            7,889             6,606            2,694    |       (20,077)
                                                                                                                  |
Discontinued operations:                                                                                          |
  Loss from discontinued operations, net of income tax                                                            |
     benefit of $847 for the period from                                                                          |
     March 26, 2000 to October 10, 2000 ..................               --                --               --    |         1,440
  Loss (gain) on disposition of discontinued operations,                                                          |
     net of income tax provision (benefit) of $660,                                                               |
     ($1,661), ($848), and $125, respectively ............            2,023             2,517            1,444    |          (214)
                                                                  ---------         ---------         --------    |     ---------
       Income (loss) before extraordinary gain ...........            5,866             4,089            1,250    |       (21,303)
                                                                                                                  |
Extraordinary gain on early extinguishment of debt,                                                               |
     net of income taxes of $17,473 ......................               --                --               --    |        29,370
                                                                                                                  |
Cumulative effect of change in method of accounting ......          (14,651)               --               --    |            --
                                                                  ---------         ---------         --------    |     ---------
Net (loss) income ........................................        $  (8,785)        $   4,089         $  1,250    |     $   8,067
                                                                  =========         =========         ========    |     =========
                                                                                                                  |
Net (loss) income per common share, basic and diluted: (A)                                                        |
       Income from continuing operations .................        $    1.59         $    1.33         $   0.54    |
       Loss on disposition of discontinued operations ....            (0.41)            (0.51)           (0.29)   |
       Cumulative effect of change in method of                                                                   |
         accounting ......................................            (2.95)               --               --    |
                                                                  ---------         ---------         --------    |
Net (loss) income per common share, basic and diluted ....        $   (1.77)        $    0.82         $   0.25    |
                                                                  =========         =========         ========    |
                                                                                                                  |
Weighted average number of shares outstanding, basic and                                                          |
       diluted (A) .......................................            4,960             4,960            4,960    |
                                                                  =========         =========         ========    |

(A) Share and per share data are not meaningful prior to October 10, 2000 due to the significant change in capital structure in connection with the Plan of Reorganization.

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          (in thousands, except shares)

                                                                                Common         Common         Common      Additional
                                                                                 Stock         Stock          Stock        Paid-in
                                                                                Shares         Amount        Warrants       Capital
                                                                              ----------     ----------     ----------    ----------
Predecessor Company
Balance at March 25, 2000 ................................................     5,136,316     $       66     $       51    $   45,168
    Comprehensive income for the period from
        March 26, 2000 to October 10, 2000:
           Net income ....................................................            --             --             --            --
           Foreign currency translation adjustment .......................            --             --             --            --

    Net comprehensive income .............................................            --             --             --            --
    Fresh start adjustments ..............................................    (5,136,316)           (66)           (51)           --
    Issuance of common stock and warrants ................................     5,000,000             50             34         5,748
    Treasury stock held by subsidiary ....................................       (39,619)            --             --            --
                                                                              ----------     ----------     ----------    ----------
Balance at October 10, 2000 ..............................................     4,960,381             50             34        50,916
Reorganized Company
    Comprehensive income for the period from October 11, 2000 to March 31,
        2001:
           Net income ....................................................            --             --             --            --
           Foreign currency translation adjustment .......................            --             --             --            --


    Net comprehensive income .............................................            --             --             --            --
                                                                              ----------     ----------     ----------    ----------
Balance at March 31, 2001 ................................................     4,960,381             50             34        50,916
    Comprehensive income for the year ended March 30, 2002:
           Net income ....................................................            --             --             --            --
           Foreign currency translation adjustment .......................            --             --             --            --

    Net comprehensive income .............................................            --             --             --            --
    Treasury stock purchased by the Company ..............................          (703)            --             --            --
                                                                              ----------     ----------     ----------    ----------
Balance at March 30, 2002 ................................................     4,959,678             50             34        50,916
    Comprehensive loss for the year ended March 29, 2003:
           Net loss ......................................................            --             --             --            --
           Foreign currency translation adjustment .......................            --             --             --            --

    Net comprehensive loss ...............................................            --             --             --            --
                                                                              ----------     ----------     ----------    ----------
Balance at March 29, 2003 ................................................     4,959,678     $       50     $       34    $   50,916
                                                                              ==========     ==========     ==========    ==========

                                                                                                          Accumulated
                                                                                Treasury     Retained        Other
                                                                                  Stock      Earnings    Comprehensive
                                                                                 Amount      (Deficit)    (Loss) income     Total
                                                                               ----------  -----------   --------------  ----------
Predecessor Company
Balance at March 25, 2000 ................................................     $  (15,439)  $  (36,279)    $   (8,007)   $  (14,440)
    Comprehensive income for the period from
        March 26, 2000 to October 10, 2000:
           Net income ....................................................             --        8,067             --         8,067
           Foreign currency translation adjustment .......................             --           --         (3,707)       (3,707)
                                                                                                                         ----------
    Net comprehensive income .............................................             --           --             --         4,360
    Fresh start adjustments ..............................................         15,439       28,212         11,714        55,248
    Issuance of common stock and warrants ................................             --           --             --         5,832
    Treasury stock held by subsidiary ....................................           (404)          --             --          (404)
                                                                               ----------   ----------     ----------    ----------
Balance at October 10, 2000 ..............................................           (404)          --             --        50,596
Reorganized Company
    Comprehensive income for the period from October 11, 2000 to March 31,
        2001:
           Net income ....................................................             --        1,250             --         1,250
           Foreign currency translation adjustment .......................             --           --             97            97
                                                                                                                         ----------
    Net comprehensive income .............................................             --           --             --         1,347
                                                                               ----------   ----------     ----------    ----------
Balance at March 31, 2001 ................................................           (404)       1,250             97        51,943
    Comprehensive income for the year ended March 30, 2002:
           Net income ....................................................             --        4,089             --         4,089
           Foreign currency translation adjustment .......................             --           --           (187)         (187)
                                                                                                                         ----------
    Net comprehensive income .............................................             --           --             --         3,902
    Treasury stock purchased by the Company ..............................             (7)          --             --            (7)
                                                                               ----------   ----------     ----------    ----------
Balance at March 30, 2002 ................................................           (411)       5,339            (90)       55,838
    Comprehensive loss for the year ended March 29, 2003:
           Net loss ......................................................             --       (8,785)            --        (8,785)
           Foreign currency translation adjustment .......................             --           --          4,860         4,860
                                                                                                                         ----------
    Net comprehensive loss ...............................................             --           --             --        (3,925)
                                                                               ----------   ----------     ----------    ----------
Balance at March 29, 2003 ................................................     $     (411)  $   (3,446)    $    4,770    $   51,913
                                                                               ==========   ==========     ==========    ==========

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                 Reorganized Company               |
                                                                                ---------------------------------------------------|
                                                                                                                     Period from   |
                                                                                   Year ended      Year ended     October 11, 2000 |
                                                                                 March 29, 2003  March 30, 2002   to March 31, 2001|
                                                                                ---------------  --------------   -----------------|
Cash Flows From Operating Activities:                                                                                              |
    Net (loss) income ..........................................................     $ (8,785)       $  4,089          $  1,250    |
    Loss from discontinued operations ..........................................           --              --                --    |
    Loss (gain) on disposition of discontinued operations ......................        2,023           2,517             1,444    |
    Extraordinary gain on early extinguishment of debt .........................           --              --                --    |
    Cumulative effect of accounting change .....................................       14,651              --                --    |
                                                                                     --------        --------          --------    |
    Income (loss) from continuing operations ...................................        7,889           6,606             2,694    |
    Adjustments to reconcile income (loss) from continuing                                                                         |
       operations to net cash provided by (used in) operating activities:                                                          |
      Reorganization items:                                                                                                        |
       Fair value adjustments ..................................................           --              --                --    |
       Loss on revaluation of senior subordinated notes ........................           --              --                --    |
       Interest received on accumulated cash due to Chapter 11 proceeding ......           --              --                --    |
      Depreciation .............................................................        9,662           7,290             3,136    |
      Amortization .............................................................          124             900               448    |
      Provision for bad debts ..................................................          295             144               608    |
      Loss (gain) on disposal and write-off of fixed assets and investments ....          271             174               (34)   |
      Deferred taxes ...........................................................        1,591           1,399                --    |
      Accretion of interest on current obligations .............................           81              60                --    |
      Changes in operating assets and liabilities:                                                                                 |
          Accounts receivable ..................................................       (9,121)         (1,718)           (1,285)   |
          Inventories ..........................................................       (7,225)            501             2,104    |
          Prepaid and other current assets .....................................           97           1,539             1,218    |
          Other assets .........................................................         (677)            110              (927)   |
          Accounts payable .....................................................        8,196           6,434            (6,382)   |
          Accrued liabilities ..................................................          925            (127)           (2,068)   |
                                                                                     --------        --------          --------    |
          Net cash provided by (used in) continuing operations .................       12,108          23,312              (488)   |
          Net cash provided by (used in) discontinued operations ...............          812          (3,752)             (178)   |
                                                                                     --------        --------          --------    |
          Net cash provided by (used in) operating activities ..................       12,920          19,560              (666)   |
                                                                                     --------        --------          --------    |
                                                                                                                                   |
Cash Flows From Investing Activities:                                                                                              |
      Purchases of property, plant and equipment ...............................       (7,916)         (5,488)           (2,112)   |
      Proceeds on disposition of assets ........................................          454              --               176    |
      Costs for acquisitions ...................................................           --          (1,845)               --    |
                                                                                     --------        --------          --------    |
       Net cash used in continuing operations ..................................       (7,462)         (7,333)           (1,936)   |
       Net cash provided by (used in) discontinued operations ..................           26           3,626               (40)   |
                                                                                     --------        --------          --------    |
       Net cash (used in) provided by investing activities .....................       (7,436)         (3,707)           (1,976)   |
                                                                                     --------        --------          --------    |
                                                                                                                                   |
Cash Flows From Financing Activities:                                                                                              |
      Net repayment on KeyBank revolving credit facility .......................           --              --                --    |
      Proceeds from (repayment of) KeyBank Subordinated DIP term note ..........           --              --           (20,900)   |
      Proceeds from (repayment of) KeyBank Subordinated Secured term note ......       (9,731)         (1,967)           20,900    |
      Proceeds from (repayment of) Congress term note ..........................       (2,347)         (2,161)            7,080    |
      Net borrowings (repayment) on Congress revolving credit facility .........       16,713         (10,002)           10,002    |
      Proceeds from (repayment of) Bank of America DIP revolving credit facility           --              --            (8,986)   |
      Proceeds from (repayment of) Bank of America DIP term note ...............           --              --            (2,244)   |
      Repayment of Deutsche Bank Mortgage ......................................         (209)           (200)               --    |
      Payment to former owner of acquired business .............................       (2,327)             --                --    |
      Repayment of other debt and long term obligations ........................       (2,758)         (2,760)           (1,865)   |
      Acquisition of treasury stock ............................................           --              (7)               --    |
                                                                                     --------        --------          --------    |
       Net cash provided by (used in) continuing operations ....................         (659)        (17,097)            3,987    |
       Net cash used in discontinued operations ................................           --            (549)             (224)   |
                                                                                     --------        --------          --------    |
       Net cash provided by (used in) financing activities .....................         (659)        (17,646)            3,763    |
                                                                                     --------        --------          --------    |
Effect of exchange rate changes on cash and cash equivalents ...................           47            (509)             (101)   |
                                                                                     --------        --------          --------    |
Change in cash and cash equivalents ............................................        4,872          (2,302)            1,020    |
Cash and cash equivalents, beginning of period .................................        2,692           4,994             3,974    |
                                                                                     --------        --------          --------    |
Cash and cash equivalents, end of period .......................................     $  7,564        $  2,692          $  4,994    |
                                                                                     ========        ========          ========    |
                                                                                                                                   |
Supplemental disclosure of cash flow information:                                                                                  |
    Cash paid during the period for:                                                                                               |
      Interest .................................................................     $  3,056        $  3,418          $  3,714    |
      Income taxes .............................................................        3,732             236                --    |
                                                                                                                                   |
Supplemental disclosure of non-cash investing and financing activities:                                                            |
    Deferred purchase price of acquisition .....................................     $     --        $  2,915          $     --    |
    Offset of receivable from affiliate against deferred compensation liability                                                    |
         to former officer .....................................................           --             564                --    |
    Equipment acquired under capital lease obligations .........................        1,086              --                --    |
    Elimination of 10 1/8% Senior Subordinated Notes, including accrued interest           --              --                --    |
    Write off of common stock of Predecessor Company ...........................           --              --                --    |
    Write off of common stock warrants of Predecessor Company ..................           --              --                --    |
    Elimination of treasury stock of Predecessor Company .......................           --              --                --    |
    Issuance of common stock of Reorganized Company ............................           --              --                --    |
    Issuance of common stock warrants of Reorganized Company ...................           --              --                --    |
    Acquisition of treasury stock of Reorganized Company .......................           --              --                --    |

                                                                                         Predecessor Company
                                                                                         -------------------
                                                                                             Period from
                                                                                            March 26, 2000
                                                                                         to October 10, 2000
                                                                                         -------------------
Cash Flows From Operating Activities:
    Net (loss) income ..........................................................               $  8,067
    Loss from discontinued operations ..........................................                  1,440
    Loss (gain) on disposition of discontinued operations ......................                   (214)
    Extraordinary gain on early extinguishment of debt .........................                (29,370)
    Cumulative effect of accounting change .....................................                     --
                                                                                               --------
    Income (loss) from continuing operations ...................................                (20,077)
    Adjustments to reconcile income (loss) from continuing
       operations to net cash provided by (used in) operating activities:
      Reorganization items:
       Fair value adjustments ..................................................                 34,013
       Loss on revaluation of senior subordinated notes ........................                  2,902
       Interest received on accumulated cash due to Chapter 11 proceeding ......                    (29)
      Depreciation .............................................................                  3,901
      Amortization .............................................................                    675
      Provision for bad debts ..................................................                  1,081
      Loss (gain) on disposal and write-off of fixed assets and investments ....                    (39)
      Deferred taxes ...........................................................                (17,511)
      Accretion of interest on current obligations .............................                     --
      Changes in operating assets and liabilities:
          Accounts receivable ..................................................                    250
          Inventories ..........................................................                 (4,714)
          Prepaid and other current assets .....................................                  1,278
          Other assets .........................................................                  2,086
          Accounts payable .....................................................                 (1,061)
          Accrued liabilities ..................................................                   (202)
                                                                                               --------
          Net cash provided by (used in) continuing operations .................                  2,553
          Net cash provided by (used in) discontinued operations ...............                 (1,733)
                                                                                               --------
          Net cash provided by (used in) operating activities ..................                    820
                                                                                               --------

Cash Flows From Investing Activities:
      Purchases of property, plant and equipment ...............................                 (1,812)
      Proceeds on disposition of assets ........................................                     13
      Costs for acquisitions ...................................................                     --
                                                                                               --------
       Net cash used in continuing operations ..................................                 (1,799)
       Net cash provided by (used in) discontinued operations ..................                  2,863
                                                                                               --------
       Net cash (used in) provided by investing activities .....................                  1,064
                                                                                               --------

Cash Flows From Financing Activities:
      Net repayment on KeyBank revolving credit facility .......................                (37,900)
      Proceeds from (repayment of) KeyBank Subordinated DIP term note ..........                 20,900
      Proceeds from (repayment of) KeyBank Subordinated Secured term note ......                     --
      Proceeds from (repayment of) Congress term note ..........................                     --
      Net borrowings (repayment) on Congress revolving credit facility .........                     --
      Proceeds from (repayment of) Bank of America DIP revolving credit facility                  8,986
      Proceeds from (repayment of) Bank of America DIP term note ...............                  2,244
      Repayment of Deutsche Bank Mortgage ......................................                     --
      Payment to former owner of acquired business .............................                     --
      Repayment of other debt and long term obligations ........................                 (1,816)
      Acquisition of treasury stock ............................................                     --
                                                                                               --------
       Net cash provided by (used in) continuing operations ....................                 (7,586)
       Net cash used in discontinued operations ................................                   (298)
                                                                                               --------
       Net cash provided by (used in) financing activities .....................                 (7,884)
                                                                                               --------
Effect of exchange rate changes on cash and cash equivalents ...................                   (290)
                                                                                               --------
Change in cash and cash equivalents ............................................                 (6,290)
Cash and cash equivalents, beginning of period .................................                 10,264
                                                                                               --------
Cash and cash equivalents, end of period .......................................               $  3,974
                                                                                               ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest .................................................................               $  1,197
      Income taxes .............................................................                     --

Supplemental disclosure of non-cash investing and financing activities:
    Deferred purchase price of acquisition .....................................               $     --
    Offset of receivable from affiliate against deferred compensation liability
         to former officer .....................................................                     --
    Equipment acquired under capital lease obligations .........................                     --
    Elimination of 10 1/8% Senior Subordinated Notes, including accrued interest                (96,784)
    Write off of common stock of Predecessor Company ...........................                    (66)
    Write off of common stock warrants of Predecessor Company ..................                    (51)
    Elimination of treasury stock of Predecessor Company .......................                (15,439)
    Issuance of common stock of Reorganized Company ............................                  5,798
    Issuance of common stock warrants of Reorganized Company ...................                     34
    Acquisition of treasury stock of Reorganized Company .......................                    404

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

      The total reorganization value assigned to the Company's net assets was determined by independent valuation, using the going concern enterprise approach. Such valuation resulted in an estimated reorganization value attributable to the Company's issued common stock of approximately $51.0 million, of which approximately $15.4 million was determined to be the excess of the reorganization value over the fair value of the net assets ("Excess Reorganization Value"). The Excess Reorganization Value was amortized over a twenty-year period up to March 30, 2002. Upon adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on March 31, 2002, the beginning of the current fiscal year, the Company was required to perform an assessment for impairment of the Company's Excess Reorganization Value. As a result, the Excess Reorganization Value was determined to be impaired and accordingly the carrying value of such Reorganization Value was charged to earnings as the cumulative effect of a change in accounting principle. See Note 2 for further discussion.

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The accompanying consolidated statement of operations for the period March 26, 2000 to October 10, 2000 reflects certain restructuring fees and expenses, including professional fees and expenses, directly related to the debt restructuring and reorganization. Interest expense on the Company's senior subordinated notes was reported to the Petition Date. Such interest expense was not reported subsequent to that date because it was not required to be paid during the bankruptcy case and was not an allowed claim under the Plan. The difference between reported interest expense and stated contractual interest expense of the Predecessor Company was approximately $4.7 million for the period from March 26, 2000 to October 10, 2000.

Current Maturity of Credit Facilities

      The Company has an aggregate, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility") expiring October 9, 2003. The total outstanding principal balance of the Congress Facility at March 29, 2003 was $19.7 million, including $2.6 million in term loans and a $3.0 million letter of credit facility, under which the Company had $424,000 outstanding. The Company also has a subordinated secured note facility with Key Bank National Association and Fleet Bank (the "Subordinated Facility") with an outstanding principal balance of $9.2 million due October 10, 2003. Accordingly, the Company has classified the amount outstanding for the Congress Facility and the Subordinated Facility in the current portion of long-term debt as of March 29, 2003. The ability of the Company to maintain continuity of operations is dependent on the renewal or replacement of these facilities. The Company intends to renegotiate or replace the Congress Facility and the Subordinated Facility prior to maturity in October 2003 and is currently evaluating a renewal proposal from the current lenders and other proposals to replace the existing facilities. Although no assurances can be provided in this regard, management believes that it will be able to renegotiate or replace these facilities prior to their maturity with amended or new facilities on comparable terms.

The Woodville Acquisition

      On November 2, 2001, the Company's U.K. subsidiary, Automotive Safety Components International Limited ("ASCIL"), acquired the airbag business (operated under the name of Woodville Airbag Engineering and hereafter referred to as "Woodville") of TISPP UK Limited, a subsidiary of Smiths Group PLC, to expand its European operations. Pursuant to a purchase agreement dated November 2, 2001 between ASCIL and TISPP UK Limited, ASCIL purchased, for approximately $4.8 million, including $400,000 in direct acquisition and exit costs associated with the purchase, substantially all of the production assets and inventory of the airbag business of TISPP UK Limited. Approximately $2.4 million (net of redundancy payments of approximately $500,000 paid by the Company associated with the relocation of the Woodville operation to other Company facilities) of the purchase price was paid in installments of $846,000 and $1.5 million at six and twelve months, respectively, after closing. The Company has accounted for the acquisition under the purchase method of accounting according to SFAS No. 141, "Business Combinations", with its operations included in the Company's consolidated financial information commencing

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 3, 2001. Management of the Company allocated the purchase consideration for Woodville's assets based on estimated fair market values, with an insignificant amount of excess of cost over fair value allocated to goodwill.

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
                                                           ======

      The unaudited pro forma net sales, net income and net income per common share, assuming the acquisition of Woodville was consummated on March 26, 2000 are as follows (in thousands):

                                                        Unaudited Pro Forma Information
                                                       ---------------------------------
                                                         Year Ended         Year Ended
                                                       March 30, 2002     March 31, 2001
                                                       --------------     --------------
      Net sales                                           $214,066        $ 220,597
      Income (loss) before extraordinary item                3,495          (21,181)
      Net income                                             3,495            8,189
      Net income per common share, basic and diluted          0.70              --  (a)

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

Reclassifications of prior period amounts for discontinued operations

      As discussed in Note 3, effective October 10, 2000, the Company concluded to sell its non-core (metal and defense) operations. Accordingly, all amounts prior to October 11, 2000 have been reclassified so that the net assets of the non-core metal and defense businesses are presented as "net assets held for sale" in the accompanying consolidated balance sheets and the operating results of the non-core businesses have been presented as "discontinued operations" in the accompanying consolidated statements of operations. The Company's discontinued operations were accounted for under previous accounting guidance (Accounting Principles Board No. 30) since the measurement date occurred prior to the effective date of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year

      The Company's operations are based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. Fiscal years 2003 and 2002 each consisted of fifty-two weeks (ended March 29, 2003 and March 30, 2002, respectively) (Reorganized Company) and fiscal year 2001 consisted of fifty-three weeks, including the period from March 26, 2000 to October 10, 2000 (Predecessor Company) and the period from October 11, 2000 to March 31, 2001 (Reorganized Company).

Use of estimates

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Significant estimates made by management include allowances for doubtful accounts receivable, reserves for inventories, allowances for deferred tax assets, reserves for discontinued operations and assessment of asset impairment. Management believes that its estimates included in the financial statements, including for these matters, are reasonable. However, actual results could differ from those estimates.

Cash equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted cash

      Cash and cash equivalents totaling $1.4 million and $891,000 at March 29, 2003 and March 30, 2002, respectively, were restricted for use and accordingly, such amount has been included in "other assets" in the accompanying consolidated balance sheets.

Derivative financial instruments

      Derivative financial instruments are utilized by the Company to reduce exposures to volatility of foreign currencies impacting the operations of its business. The Company does not enter into financial instruments for trading or speculative purposes.

      Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

      The adoption of SFAS No. 133 on April 1, 2001 did not result in a transition adjustment, as the Company was not engaged in any derivative or hedging activities at that date. At March 29, 2003, the Company did not have any derivative instruments that met the requirements of SFAS No. 133 to be accounted for as a qualifying hedge. However, see Note 11 for further information regarding derivative instruments entered into and completed during fiscal 2003.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk

      The Company is subject to a concentration of credit risk consisting of its trade receivables. At March 29, 2003, three customers accounted for approximately 31%, 28% and 16% of its trade receivables. At March 30, 2002, these same three customers accounted for approximately 33%, 24% and 12% of its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations.

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

      Machinery and equipment ..........     4 - 10 years
      Furniture and fixtures ...........     3 - 5 years
      Buildings ........................     25 - 40 years
      Leasehold improvements ...........     Lesser of useful life or lease term

      Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized.

Tangible asset impairment

      The Company continually monitors conditions that may affect the carrying value of its tangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the fair value of the assets. When the fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, and is charged to operations in the period in which impairment is determined.

      See "New Accounting Standards" below regarding the Company's adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted on March 31, 2002, the first day of fiscal 2003.

Reorganization value in excess of amounts allocable to identifiable assets

      Reorganization value in excess of amounts allocable to identifiable assets resulted from the application of "fresh start" reporting as discussed in Note 1, which requires the Predecessor Company's recorded intangibles, net of amortization, to be reduced to zero and a new amount to be recorded equaling the excess of the fair value of the Company over the fair value allocated to its identifiable assets. This excess is classified as reorganization value in excess of amounts allocable to identifiable assets and was amortized over a twenty-year period up to March 30, 2002. For the year ended March 30, 2002 and for the period from October 11, 2000 to March 31, 2001, amortization totaled approximately $791,000 and $396,000, respectively. See "New Accounting Standards" below regarding the Company's adoption of SFAS No. 142, "Goodwill and Intangible Assets", in fiscal 2003.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets

      At March 29, 2003, intangible assets consist of certain Company patents revalued at the "fresh start" date which are stated at cost less accumulated amortization. Such patents are amortized over estimated lives between 15 and 20 years. Accumulated amortization at March 29, 2003 and March 30, 2002 was approximately $285,000 and $161,000, respectively. Amortization of patents is expected to approximate $125,000 per year for each of the five succeeding years.

Deferred financing costs

      Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method (which approximates the effective interest method), and are charged to interest expense in the accompanying consolidated statements of operations. Total costs deferred and included in "other assets" in the accompanying consolidated balance sheets at March 29, 2003 and March 30, 2002 were $482,000 and $647,000, respectively.

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

Annual revenues from major customers

      The Company's net sales to three customers in fiscal 2003 aggregated approximately 32%, 21% and 19% of net sales. The Company's net sales to these same three customers in fiscal 2002 aggregated approximately 31%, 28% and 17% of net sales. The Company's net sales to these same three customers in the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000 aggregated approximately 31%, 26%, 16%, and 30%, 28%, 13% of net sales, respectively.

Environmental expenditures

      Environmental expenditures that result from the remediation of an existing condition caused by past operations that will not contribute to current or future revenues are expensed. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. Liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

Advertising costs

      Advertising costs are charged to operations when incurred. Advertising costs were approximately $117,000, $60,000, $40,000, and $35,000 during the years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000, respectively, and were recorded as a component of selling and marketing expenses in the accompanying consolidated statements of operations.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping costs

      The costs to ship products to customers of approximately $2.9 million, $1.6 million, $830,000 and $930,000, during the years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000, respectively, are included as a component of cost of sales in the accompanying consolidated statements of operations.

Research and development expenses

      Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000, were $1.2 million, $899,000, $335,000 and $353,000, respectively.

Comprehensive income

      SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has one item, unrealized gain or loss on foreign currency translation, which is a component of other comprehensive income. Unrealized gains or losses on foreign currency translation are not shown net of income taxes because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested.

Earnings per share

      Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive common shares outstanding for the period. For the years ended March 29, 2003 and March 30, 2002 and the period from October 11, 2000 to March 31, 2001, there were no dilutive equity instruments and accordingly, basic and diluted EPS for those periods are the same. For the period prior to October 11, 2000, share and per share data is not shown as it is not meaningful due to the significant change in capital structure in connection with the reorganization under bankruptcy discussed in Note 1.

Stock Based Compensation

      On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to shareholder approval. The Stock Option Plan provides for the issuance of options to purchase up to an aggregate of 900,000 shares of SCI's Common Stock to key officers, employees, directors and consultants of SCI or its affiliates. Unless designated otherwise by the Compensation Committee of the Board of Directors, options granted pursuant to the Stock Option Plan are intended to be nonstatutory stock options. The Compensation Committee determines the exercise price and the term of options granted pursuant to the Stock Option Plan at the time of grant. Each award is determined by the Compensation Committee on an individual basis. Options to purchase a total of 510,100 shares of common stock at a fair market price of $8.75 per share (subject to adjustment in certain circumstances), to vest ratably over a period of three years from the date of grant on May 18, 2001, were granted by the Compensation Committee to 22 employee participants and to the outside directors under the Stock Option Plan. Additional options to purchase 190,000 shares of common stock at a fair market price of $6.71 per share, to vest ratably over a period of three years from the date of grant on April 1, 2002, were granted by the Compensation Committee to employees and outside directors. All options expire on October 31, 2010.

      The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Such options were not included in computing diluted earnings per share for the years ended March 29, 2003 and March 30, 2002 because the effect would have been anti-dilutive.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation (in thousands, except per share data):

                                                                          Year Ended      Year Ended
                                                                        March 29, 2003  March 30, 2002
                                                                        ------------------------------
      Net (loss) income, as reported:                                       $(8,785)        $4,089
         Deduct: Total stock-based employee compensation expense
                 determined under fair value, net of tax                        419            494
                                                                            ----------------------
      Pro forma net (loss) income:                                          $(9,204)        $3,595
                                                                            ======================
      Net (loss) income per share:
         Basic and diluted - as reported:                                   $ (1.77)        $ 0.82
         Basic and diluted - pro forma:                                     $ (1.86)        $ 0.72

      Of the 700,100 options outstanding at March 29, 2003, 510,100 have an exercise price of $8.75 and 190,000 have an exercise price of $6.71, with a weighted average remaining contractual life of 7.60 years; 341,767 of these options are currently exercisable with an exercise price of $8.75. The fair value of the options granted during the years ended March 29, 2003 and March 30, 2002 was $6.44 and $4.26 per share, respectively. The fair values are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero percent dividends; expected lives of 6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent.

Foreign currency translation

      Financial statements of substantially all of the Company's foreign operations are prepared using the local currency as the functional currency. Translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive income (loss)" as a component of stockholders' equity in the accompanying consolidated balance sheets.

      For the Company's subsidiary in Mexico, whose financial statements are prepared using the United States dollar as the functional currency, the translation effects of the financial statements are included in the results of operations. During the periods presented herein, such amounts were not significant.

      Foreign currency transaction gains (losses) are reflected in operations. During the year ended March 29, 2003, March 30, 2002, the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000, transaction gains (losses) included in operations amounted to $3.5 million, $756,000, $222,000 and $(861,000), respectively.

Fair value of financial instruments

      The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of the Company's long-term debt at March 29, 2003 and March 30, 2002 approximated fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

      As discussed in Note 3, the Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 11, 2000, the measurement date, through March 29, 2003. Prior to March 29, 2003, the Company had disposed of all discontinued operations with the sale of Galion, Inc. on December 23, 2002. Accordingly, the businesses' net losses during the period from October 11, 2000 to March 31, 2001 and for the years ended March 30, 2002 and March 29, 2003, which were incurred subsequent to the measurement date, have been applied against the accrued losses and have not been recognized as losses as incurred in the Consolidated Statements of Operations.

Segment Information

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag fabric and technical fabrics), uses similar processes in selling the products and sells the products to similar classes of customers. As a result of these similar economic characteristics and the way the business is managed, the Company has aggregated the results into a single segment for purposes of reporting financial condition and results of operations.

Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the March 29, 2003 presentation.

New Accounting Standards

      Accounting Standards Adopted -The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to perform an impairment assessment of the Company's "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000 ("excess reorganization value"), and goodwill, as of March 31, 2002, the beginning of the current fiscal year. Under the transition guidance of SFAS No. 142, the Company was required to perform its initial impairment evaluation within six months of adopting the new standard, and any impairment charges were to be retroactively recorded in the first quarter of the Company's fiscal year. Other identifiable intangible assets of the Company consist of patents that continue to be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company compared the book value of the Company's net assets, including the excess reorganization value and goodwill, to the Company's fair value as of March 31, 2002. Because the fair value was lower than the book value of the Company's net assets, excess reorganization value and goodwill were determined to be impaired and accordingly, the carrying value of such assets (approximately $14.7 million at March 31, 2002) was charged to earnings as the cumulative effect of a change in method of accounting effective March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

Following is a summary of excess reorganization value and other intangible assets (in thousands):

                                                          March 29, 2003     March 30, 2002
                                                          ---------------------------------
Excess reorganization value                                   $    --            $ 15,762
Goodwill                                                           --                  71
Identifiable intangible assets with definite lives:
   Patents                                                      2,507               2,123
                                                              ---------------------------
Gross carrying amount                                           2,507              17,956
Accumulated amortization                                       (1,401)             (2,309)
                                                              ---------------------------
Net carrying amount                                           $ 1,106            $ 15,647
                                                              ===========================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Amortization expense for the years ended March 29, 2003 and March 20, 2002 was $124,000 and $900,000, respectively. Amortization expense for the Company's patents is estimated at approximately $125,000 for each of the next five fiscal years.

      The following table summarizes and reconciles the reported net (loss) income and net (loss) income per common share, basic and diluted, for the years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000, to adjusted net (loss) income and net (loss) income per common share, basic and diluted, as if the amortization expense related to excess reorganization value and goodwill for the year March 30, 2002, and the period from October 11, 2000 to March 31, 2001, had not been recorded (in thousands):

                                                        Reorganized Company                     |  Predecessor Company
                                        --------------------------------------------------------|---------------------
                                          Year Ended        Year Ended        October 11, 2000  |    March 26, 2000 to
                                        March 29, 2003    March 30, 2002     to March 31, 2001  |    October 10, 2001
                                        --------------------------------------------------------|---------------------
Reported net (loss) income                $  (8,785)        $   4,089           $   1,250       |     $   8,067
   Add: amortization of excess                                                                  |
        reorganization value and                                                                |
        goodwill                                 --               791                 395       |            --
                                          ------------------------------------------------------|------------------
Adjusted net (loss) income                $  (8,785)        $   4,880           $   1,645       |     $   8,067
                                          ======================================================|==================
                                                                                                |
Reported net (loss) income per                                                                  |
common share, basic and diluted: (A)                                                            |
   Income from continuing                                                                       |
        operations                        $    1.59         $    1.33           $    0.54       |
   Loss on disposition of                                                                       |
        discontinued operations               (0.41)            (0.51)              (0.29)      |
   Cumulative effect of change in                                                               |
        method of accounting                  (2.95)               --                  --       |
                                          ------------------------------------------------------|------------------
                                              (1.77)             0.82                0.25       |
   Add: amortization of excess                                                                  |
        reorganization value and                                                                |
        goodwill                                 --              0.16                0.08       |
                                          ------------------------------------------------------|------------------
Adjusted net (loss) income per                                                                  |
common share, basic and diluted: (A)      $   (1.77)        $    0.98           $    0.33       |
                                          ======================================================|==================

(A) Share and per share data are not meaningful prior to October 10, 2000 due to the significant change in capital structure in connection with the Plan of Reorganization.

      In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The Company adopted SFAS No. 144 on March 31, 2002, the beginning of fiscal year 2003. The adoption of SFAS No. 144 had no effect on the Company's financial position and results of operations, including the Company's reporting of discontinued operations as the Company's discontinued operations were accounted for under previous accounting guidance since the measurement date occurred prior to the effective date of SFAS No. 144.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies the accounting and reporting provisions of Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS No. 146 had no effect on the Company's financial position and results of operations.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 had no effect on the Company's financial position and results of operations.

      Interpretation No. 45 also provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. As of March 29, 2003, the Company and various consolidated subsidiaries of the Company are borrowers under the Congress Facility, the Subordinated Facility and a note payable to a bank in the Czech Republic (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the periods of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has applied the disclosure provisions of SFAS No. 148 in the Notes to the Consolidated Financial Statements for the years ended March 29, 2003 and March 30, 2002.

      In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", was issued which, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interest and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Certain disclosure requirements of Interpretation No. 46, if applicable, are required for financial statements initially issued after January 31, 2003. Companies with variable interest in variable interest entities created after January 31, 2003 shall apply the provision of Interpretation No. 46 immediately. Public entities with a variable interest in a variable interest entity shall apply the provisions of Interpretation No. 46 no later than the first interim or annual reporting period beginning after June 15, 2003. Interpretation No. 46 is not expected to have an impact to the Company's financial statements or future results of operations.

      Accounting Standard Not Yet Adopted - In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. The Company is in the process of reviewing the effect, if any, that the adoption of SFAS No. 149 will have on its financial position and results of operations.

Note 3 Discontinued Operations

      On August 31, 2000, the Company finalized the sale of Valentec Systems, Inc. ("VSI"). Pursuant to a stock purchase agreement dated July 21, 2000, the Company sold 100% of the shares of capital stock of VSI to VTECH Corporation for approximately $2.9 million in cash. The sale of VSI resulted in an approximate $1.2 million gain that was included in the gain on disposition of discontinued operations in the accompanying consolidated statements of

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations of the Predecessor Company for the period from March 26, 2000 to October 10, 2000. VSI accounted for $3.9 million of consolidated net sales for the Predecessor Company's period from March 26, 2000 to October 10, 2000.

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

      On December 23, 2002, the Company completed the disposal of its discontinued operations with the sale of Galion, Inc. ("Galion") pursuant to a stock purchase agreement between the Company and Galion Acquisition, LLC, an affiliate of The Diversified Group Incorporated. The Company sold all its stock in Galion for an adjusted purchase price of $454,000 in cash, resulting in a loss on disposition of discontinued operations of approximately $2.0 million, including the recognition of a tax provision of approximately $660,000 related to an adjustment of the deferred tax liabilities of the discontinued operations. There was no tax effect on the loss on disposition as the Company recorded a deferred tax asset and a concurrent reserve on the tax asset as a result of the loss being a capital loss.

      Following is a summary of financial information for the Company's discontinued metal and defense operations (in thousands):

                                               Reorganized Company                       |   Predecessor Company
                               ----------------------------------------------------------|----------------------
                                                                         Period from     |       Period from
                                 Year Ended         Year Ended         October 11, 2000  |      March 26, 2000
                               March 29, 2003     March 30, 2002       to March 31, 2001 |   to October 10, 2000
                               ----------------------------------------------------------|----------------------
Net sales                            $5,435            $10,516               $9,563      |        $ 11,026
Discontinued operations:                                                                 |
   Loss from operations, net                                                             |
    of income taxes                      --                 --                   --      |           1,440(d)
   Loss (gain) on                                                                        |
    disposition, net of                                                                  |
    income taxes                      2,023(a)           2,517(b)             1,444(c)   |            (214)(d)

      (a) During fiscal year 2003, the Company recorded a loss on disposition of discontinued operations due to the sale of Galion, Inc in December 2002.

      (b) During fiscal year 2002, the Company recorded an additional charge of $4.2 million ($2.5 million after income tax benefit of $1.7 million), principally resulting from a $6.6 million operating loss on Valentec Wells, LLC and a $200,000 operating loss at Galion, Inc., offset by a $2.9 million gain on the sale of Valentec Wells, LLC, in September 2001.

      (c) During fiscal year 2001, the Company recorded a charge of $1.4 million, net of income tax benefit of $848,000, for the estimated net loss on the disposition of the discontinued operations.

      (d) The Company reported the results of operations of the metal and defense businesses as a loss on discontinued operations that totaled $1.4 million, net of income tax benefit of $847,000. Additionally, the Company recorded $214,000, net of income taxes of $125,000, for the estimated gain on the disposition of the discontinued operations, including the realized gain on the sale of VSI.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Net assets of discontinued operations at March 29, 2003 and March 30, 2002 were as follows (in thousands):

                                                                   March 29, 2003     March 30, 2002
                                                                   ---------------------------------
               Accounts receivable, net                                $    --            $ 1,630
               Inventories, net                                             --                843
               Property, plant and equipment, net                           --              2,376
                                                                       --------------------------
                   Total assets                                             --              4,849
               Current liabilities                                          --             (1,970)
               Note payable and other liabilities                           --               (242)
                                                                       --------------------------
                   Net assets held for sale                            $    --            $ 2,637
                                                                       ==========================

Note 4 Composition of Certain Consolidated Balance Sheet Accounts (in thousands)

                                                                   March 29, 2003     March 30, 2002
                                                                   ---------------------------------
Accounts receivable:
   Trade receivables, net of allowances of $416 and $228 at
     March 29, 2003 and March 30, 2002, respectively                  $ 41,766           $ 33,808
   Other                                                                 2,117              1,248
                                                                      ---------------------------
   Total                                                              $ 43,882           $ 35,056
                                                                      ===========================

Inventories:
   Raw materials                                                      $  7,023           $  5,493
   Work-in-process                                                       7,684              5,922
   Finished goods                                                        9,293              5,359
                                                                      ---------------------------
   Total                                                              $ 24,000           $ 16,774
                                                                      ===========================

Property, plant and equipment:
   Land and buildings                                                 $ 16,939           $ 14,801
   Machinery and equipment                                              54,050             40,690
   Furniture and fixtures                                                1,102                584
   Construction in process                                                 985              1,698
                                                                      ---------------------------
                                                                        73,076             57,773
   Less - accumulated depreciation and amortization                    (20,454)            (9,729)
                                                                      ---------------------------
   Total                                                              $ 52,622           $ 48,044
                                                                      ===========================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 Long-Term Debt (in thousands)

                                                                            March 29, 2003     March 30, 2002
                                                                            ---------------------------------
KeyBank subordinated secured note due October 10, 2003,
   bearing interest at 11%                                                      $  9,202          $ 18,933
Congress revolving credit facility due on October 9, 2003, bearing a
   variable interest rate (4.25% at March 29, 2003)                               16,714                --
Congress term note due on October 9, 2003, bearing a variable interest
   rate (4.25% at March 29, 2003)                                                  2,572             4,919
KeyCorp equipment note due August, 2005                                            3,870             5,352
HVB Bank Czech Republic mortgage note due March, 2007                              3,801             3,754
Deutsche Bank mortgage note with separate tranches due
   in 2009 and 2019                                                                1,877             1,694
Note payable to TISPP UK Limited, paid in May 2002 and November 2002                  --             2,269
Capital equipment notes payable, with various interest rates ranging
   from 7.55% to 10.0%, maturing at various dates through March 2008               1,037               442
                                                                                --------------------------
Total long-term debt                                                              39,073            37,363
Less - current portion of long-term debt                                         (31,710)          (25,181)
                                                                                --------------------------
Total long-term portion of debt                                                 $  7,363          $ 12,182
                                                                                ==========================

Credit Facilities

      The Company has an aggregate, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility") expiring October 9, 2003. Accordingly, the Company has classified the amount outstanding under the Congress Facility in the current portion of long-term debt as of March 29, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings under the Congress Facility (and its borrowing limitations) are $2.6 million in term loans which are to be repaid in equal monthly installments of approximately $84,000, with the unpaid principal amount due on October 9, 2003. The amount outstanding under the facility at March 29, 2003 and March 30, 2002 (including term loans) was $19.7 million and $4.9 million, respectively. Also included within the borrowings under the Congress Facility is a $3.0 million letter of credit facility, under which the Company had $424,000 outstanding pursuant to letters of credit at March 29, 2003 (none outstanding at March 30, 2002). At March 29, 2003, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $13.3 million.

      The interest rate on the Congress Facility is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). Under the terms of the Congress Facility, the Company may make borrowings based on the Prime Rate (as defined) or the LIBOR rate, in each case with an applicable margin applied to the rate. At March 29, 2003, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. The Company is required to pay a monthly commitment fee of 0.375% on the unused portion of the Congress Facility.

      The Company's subordinated secured note facility (the "Subordinated Facility") with KeyBank National Association and Fleet Bank is due on October 10, 2003. Pursuant to the terms of an extension agreement entered into on October 11, 2002, the Company repaid $5.0 million of the outstanding principal balance on October 11, 2002. That payment was funded by borrowings under the Congress Facility. The amount outstanding under the Subordinated Facility at March 29, 2003 and March 30, 2002 was $9.2 and $18.9 million, respectively.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant. In addition, the Subordinated Facility provides for mandatory prepayments of principal in the event that the Company's Consolidated EBITDA (as defined) exceeds certain specified levels following

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Emergence Date. As of March 29, 2003, the Company estimates $1.9 million in prepayments are required within 90 days following the end of fiscal 2003. Additionally, both the Congress Facility and the Subordinated Facility contain certain restrictive covenants that impose limitations upon, among other things, the Company's ability to borrow monies under the Congress Facility; incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends (no dividends are permitted to be paid to holders of the Company's common stock) or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 29, 2003, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

      The Company intends to renegotiate or replace the Congress Facility and the Subordinated Facility prior to the time these facilities mature in October 2003. Although no assurances can be provided in this regard, management currently believes that it will be able to renegotiate or replace these facilities prior to their maturity with amended or new facilities on comparable terms.

Other Long-term Obligations

      On March 28, 2002, the Company and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage note facility dated June 4, 1997. This amendment extends the mortgage facility for five years, establishes an interest rate of 1.7% over EURIBOR (EURIBOR was 4.27% at March 29, 2003), requires monthly payments of approximately $62,500 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic.

      On April 1, 1999, the Company's German subsidiary secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Germany. The note was secured by the real estate in Germany acquired through the mortgage. In July 1999, the Company refinanced the note and reduced the outstanding indebtedness to $2.1 million (currently $1.9 million). The note is secured by a cash collateral deposit of approximately $1.4 million (see Note 2 for discussion of restricted cash). The note consists of two tranches. Tranche A totals approximately $1.2 million bearing interest at 4.05% and is payable in semi-annual installments of approximately $70,000 beginning on December 30, 2001 through June 30, 2009. Tranche B totals approximately $694,000 bearing interest at 3.75% and is payable in semi-annual installments of approximately $19,000 also beginning on December 30, 2001 through June 30, 2019.

      On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc. ("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (2.56% at March 29, 2003), requires monthly payments of approximately $150,000 and is secured by certain equipment located at the Company's Greenville, South Carolina facility.

      Future annual minimum principal payments of long-term debt and capital lease obligations at March 29, 2003 are due in the following fiscal years (in thousands):

                     2004                     $31,710
                     2005                       3,017
                     2006                       1,806
                     2007                       1,028
                     2008                         733
                     Thereafter                   779
                                              -------
                                              $39,073
                                              =======

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 Income Taxes

      The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                                                            Reorganized Company                   |  Predecessor Company
                                         ---------------------------------------------------------|---------------------
                                                                                   Period from    |       Period from
                                           Year Ended          Year Ended     October 11, 2000 to |    March 26, 2000 to
                                         March 29, 2003      March 30, 2002      March 31, 2001   |    October 10, 2000
                                         ---------------------------------------------------------|---------------------
            Current taxes:                                                                        |
               Federal                       $  3,529           $  1,519            $  1,965      |               --
               State                              633                168                 220      |               --
               Foreign                          1,593                311                (416)     |               --
                                                                                                  |
            Deferred taxes:                                                                       |
               Federal                            378              1,211                  --      |         $(15,266)
               State                              (38)               188                  --      |           (2,245)
               Foreign                             25                 --                  --      |               --
                                             -----------------------------------------------------|-----------------
                                             $  6,120           $  3,397            $  1,769      |         $(17,511)
                                             =====================================================|=================

      The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate to income (loss) from continuing operations before income taxes as follows:

                                                                                                    |     Predecessor
                                                                Reorganized Company                 |       Company
                                              ------------------------------------------------------|-------------------
                                                                                    Period from     |     Period from
                                                Year Ended       Year Ended     October 11, 2000 to |  March 26, 2000 to
                                              March 29, 2003   March 30, 2002      March 31, 2001   |   October 10, 2000
                                              ------------------------------------------------------|-------------------
Expected taxes at federal statutory rate            34%               34%                 34%       |        (34%)
State income taxes, net of federal benefits          3                 1                   3        |         (1)
Foreign earnings taxed at different rates            6                --                   3        |         --
Valuation allowance on deferred tax assets          --                --                  --        |        (30)
Recovery of non-taxable bankruptcy expense          --                --                  (5)       |         --
Non-deductible intangibles and other, net            1                (1)                  5        |         18
                                              ------------------------------------------------------|-------------------
                                                    44%               34%                 40%       |        (47)%
                                              ======================================================|===================

      Net operating loss ("NOL") carryforwards from years prior to fiscal 2001 were utilized to offset the cancellation of indebtedness ("COD") income in connection with the Company's reorganization under Chapter 11 during fiscal 2001. COD income for fiscal 2001 was $45.8 million, the amount by which the indebtedness discharged (approximately $96.8 million) exceeded the consideration given in exchange (approximately $51 million in equity value). After first applying NOL carryforwards to offset COD income, the excess COD income was offset against the tax basis of assets until all tax attributes of the parent level of the Company were eliminated.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following summarizes the deferred tax assets (liabilities) recognized in the accompanying consolidated balance sheets (in thousands):

                                                                                 March 29, 2003    March 30, 2002
                                                                                 --------------------------------
      Deferred tax assets (liabilities):
         Accrued liabilities                                                         $ 1,017           $ 1,314
         Inventory and receivables                                                       275               790
         Property, plant and equipment                                                (4,656)           (5,002)
         Accruals for discontinued operations                                             --             1,271
         Intangibles                                                                      --              (390)
         Capital loss carryforward                                                       703                --
         Foreign deferred tax liabilities                                                (25)               --
         Foreign net operating loss carryforwards                                      1,612             1,285
         Other                                                                           399               618
                                                                                     -------------------------
           Net deferred tax liabilities before valuation allowances                     (675)             (114)
         Valuation allowance on capital loss carryforwards and foreign net
            operating loss                                                            (2,315)           (1,285)
                                                                                     -------------------------
            Net deferred tax liabilities                                             $(2,990)          $(1,399)
                                                                                     =========================

      Recognized as follows in the accompanying consolidated balance sheets:
         Current deferred tax assets                                                 $ 1,292           $ 1,729
         Long-term deferred tax liabilities                                           (4,282)           (3,128)
                                                                                     -------------------------
            Net deferred tax liabilities                                             $(2,990)          $(1,399)
                                                                                     =========================

      Current deferred tax assets are included in "prepaid and other" assets and long-term deferred tax liabilities are included in "other long-term" liabilities in the accompanying consolidated balance sheets.

      Foreign net operating losses can be carried forward indefinitely to offset future trading profits.

      No taxes have been provided relating to the possible distribution of approximately $15.9 million of undistributed earnings considered to be permanently reinvested in foreign operations.

Note 7 Commitments and Contingencies

Legal proceedings

      The Company emerged from bankruptcy on October 11, 2000; however, the Chapter 11 case remains open until all claims, disputes and pleadings are resolved before the Bankruptcy Court. At March 29, 2003 the Company has no material disputes before the Court. The Company is in the process of closing the Chapter 11 proceedings.

      From time to time, the Company is a defendant in legal actions involving claims arising in the normal course of business. The Company believes that as a result of its legal defenses none of these actions presently pending would have a material adverse effect on its financial position, results of operations or cash flows.

Leases

      The Company has non-cancelable leases for equipment and office space that expire at various dates through 2008. The net present value of the capital lease obligations is included as part of the Company's total long-term debt described above in Note 5. Certain of the lease payments are subject to adjustment for inflation. The Company incurred rent expense of $2.0 million, $1.8 million, $1.4 million and $1.5 million for the years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000, respectively.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Future annual minimum lease payments for all non-cancelable leases as of March 29, 2003 are as follows (in thousands):

                                                           Capital     Operating
                                                           ---------------------
          2004                                             $   466       $   795
          2005                                                 401           595
          2006                                                 247           454
          2007                                                  19           334
          2008                                                  14           304
                                                           ---------------------
          Total minimum lease payments                       1,147       $ 2,482
                                                                         =======
          Amount representing interest                        (110)
                                                           -------
          Net present value of minimum lease payments      $ 1,037
                                                           =======

Environmental issues

      Low levels of contaminants were found at the Company's facility in Greenville, South Carolina, (the "Greenville facility") during groundwater sampling in 1998. In February 1999, the facility received a notice letter from the South Carolina Department of Health and Environmental Control ("DHEC") regarding the groundwater contamination. Over the past four years the Company has performed groundwater monitoring and implemented a program for in-site remediation of the groundwater. As a result, the Company received a "no further action" letter from DHEC in fiscal 2003, ending the DHEC investigation. The Company also had a reserve of $277,000 at March 29, 2003 for potential future environmental expenditures related to the Greenville facility for conditions existing prior to the Company's ownership of the Greenville facility (1997). The Greenville facility has also been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

      The Company had identified two areas of underground contamination at the Company's facility in Galion, Ohio. Any future environmental liabilities or costs at this facility were contractually transferred to the purchaser pursuant to the sale of Galion in fiscal 2003. See Note 3 for further discussion on the sale of this facility.

      Additionally, an underground contamination involving machinery fluids existed at the former Valentec Wells facility in Costa Mesa, California, and the local Regional Water Quality Control Board (the "Board") had approved a site remediation plan for cleanup. The remediation plan involved the simultaneous operation of a groundwater and vapor extraction system over the past five years. This plan has been completed and a final Closure Monitoring Report has been filed with the Board. In fiscal 2003, the Board approved the final Closure Monitoring Report and issued a "no further action" letter, ending the Board's regulatory oversight.

      Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued, approximately $277,000 at March 29, 2003, will be required for the Company's environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of independent consultants on environmental matters.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 Product and Geographic Information

      The Company attributes its revenues from external customers based on the location of its sale contracts and long-lived assets to a particular country based on the geographic location of each of the Company's production facilities. Summarized financial information by product type and geographic area is as follows:

Revenues from External Customers:

                                                                                  |     Predecessor
                                                     Reorganized Company          |       Company
                            ------------------------------------------------------|-------------------
                              Year ended         Year ended     October 11, 2000  |  March 26, 2000 to
                            March 29, 2003     March 30, 2002   to March 31, 2001 |  October 10, 2000
                            ------------------------------------------------------|-------------------
  United States                                                                   |
    Airbag Cushions            $ 68,022           $ 59,697           $ 27,180     |      $ 33,703
    Airbag Fabric                40,235             44,016             17,883     |        26,288
    Technical Fabric             22,471             21,537             11,488     |        12,576
                                                                                  |
  Germany                                                                         |
    Airbag Cushions              72,811             46,544             21,679     |        22,409
                                                                                  |
  United Kingdom                                                                  |
    Airbag Cushions              40,799             31,529             13,822     |        14,163
                               ---------------------------------------------------|--------------
                                                                                  |
  Total Net Sales              $244,338           $203,323           $ 92,052     |      $109,139
                               ===================================================|==============

Long-lived Assets at Fiscal Year End:

                                                       March 29, 2003       March 30, 2002
                                                       -----------------------------------
   United States                                          $ 17,478            $ 32,457

   Mexico                                                    5,412               4,238

   Germany                                                  14,335               9,350

   Czech Republic                                           14,430              12,546

   Other European Countries                                  2,300               5,164
                                                          ----------------------------

   Total Long-lived Assets                                $ 53,955            $ 63,755
                                                          ============================

      Long-lived assets includes property, plant and equipment, intangible assets and contain other specified assets.

Note 9 Employee Benefit Plans

      The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for eligible employees. The Safety Components International, Inc. 401(k) Plan (the "401(k) Plan") provides for discretionary employer contributions. The 401(k) Plan provides for a Company match equal to 50% of the employee's contribution up to 6% of the employee's salary. Employer contributions become 100% vested after two years of service. The Company contributed approximately $254,000, $261,000, $156,000 and $175,000 during the years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001 and the period from March 26, 2000 to October 10, 2000, respectively, to the 401(k) Plan.

      The Company established the Safety Components International, Inc. Executive Deferral Program (the "Deferral Program") in fiscal year 2002 for the benefit of certain key executive employees. The Deferral Program provides for participants to defer any portion of their cash compensation until some future point in time. The participants' contributions to the Deferral Program are immediately 100% vested. Due to the nature of the Deferral

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program, a trust was established to maintain the amounts deferred by the participants. Along with the participant contributions, beginning in fiscal year 2003, the Company also contributes an amount equal to the exercise price of the options associated with the deferred compensation under the provisions of the Deferral Program. The assets of the trust are included in "other assets" and the related amounts due to the participants are included in "other long-term liabilities" in the accompanying consolidated balance sheets. The amounts included in "other assets" were $742,000 and $299,000 and included in "other long-term liabilities" were $600,000 and $299,000 at March 29, 2003 and March 30, 2002, respectively.

Note 10 Equity Securities

Preferred Stock

      The Company has 5,000,000 shares of preferred stock authorized and no shares issued at March 29, 2003 and March 30, 2002. The Company's board of directors is authorized to provide for the issuance of the preferred stock in the future, with voting powers, dividend rate, redemption terms, repayment, conversion terms, restrictions, rights and with such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at time of issuance.

Common Stock and Warrants

      The Company currently has 5,000,000 shares of common stock issued, 4,959,678 shares of common stock outstanding, and 40,322 shares of treasury stock at March 29, 2003 and March 30, 2002. Warrants were granted pursuant to the Restructuring Agreement to purchase 681,818 shares of the Company's common stock. These warrants had an exercise price of $19.99 per share and expired on April 10, 2003. Such warrants were not included in computing diluted earnings per share for the year ended March 29, 2003 or the year ended March 30, 2002 because the effect would have been anti-dilutive.

Note 11 Derivatives and Hedging

      The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company used certain derivative financial instruments to reduce exposure to volatility of foreign currencies. The Company has formally documented all relationships between hedging instruments and hedged items as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for speculative purposes.

      Certain operating expenses at the Company's facilities in Mexico are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 31, 2002 through March 27, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and monitored for effectiveness on a routine basis. At March 29, 2003 the Company had completed all outstanding forward exchange contracts to purchase Mexican pesos and amounts previously recorded in "accumulated other comprehensive income," approximately $170,000, were charged to cost of sales for the year ending March 29, 2003.

      On December 18, 2001, the Company entered into two forward exchange contracts, with notional amounts totaling $2.2 million, to buy British pounds for an amount consistent with the related underlying obligation of its U.K. subsidiary for the May 2, 2002 and November 2, 2002 scheduled payments for the acquisition of Woodville. The change in fair value of these contracts has been recognized in income because the forward contracts did not qualify as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The impact on earnings from the completion of the forward contracts was a net gain of $35,000 for the year ended March 29, 2003, included in "other income". There was no significant impact on earnings for the year ended March 30, 2002. The Company did not have any remaining British pound forward exchange contracts at March 29, 2003.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 Unaudited Quarterly Results

      Unaudited quarterly financial information for fiscal years 2003 and 2002 is set forth below (in thousands, except per share data).

                                                                            Quarter Ended
                                                        ----------------------------------------------------------
                                                        June 29,       September 28,   December 28,      March 29,
                                                          2002             2002            2002            2003
                                                        ----------------------------------------------------------
  Fiscal 2003
  Net sales                                             $ 61,448         $ 57,537        $ 61,877        $ 63,476
  Gross profit                                             8,789            5,834           6,745           8,652
  Income from operations                                   4,217            2,267           2,999           4,526
  Income before accounting change                          2,709              705             352           2,100
  Net (loss) income                                      (11,942)             705             352           2,100
  Income before accounting change per share,
    basic and diluted                                       0.55             0.14            0.07            0.42
  Net (loss) income per share, basic and diluted           (2.41)            0.14            0.07            0.42

                                                                               Quarter Ended
                                                        ----------------------------------------------------------
                                                        June 30,       September 29,   December 29,      March 30,
                                                          2001             2001            2001            2002
                                                        ----------------------------------------------------------
  Fiscal 2002
  Net sales                                             $ 50,291         $ 46,229        $ 50,051        $ 56,752
  Gross profit                                             7,639            6,635           5,021           7,211
  Income from operations                                   4,414            3,012           1,918           3,768
  Net income (loss)                                         (341)           2,064              54           2,312
  Net income (loss) per share, basic and diluted           (0.07)            0.42            0.01            0.46

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         Schedule II - Valuation and Qualifying Accounts (in thousands)

                                                                               Additions
                                                                               Charged to
                                                                Beginning      Costs and        Deductions/       Ending
                                                                 Balance        Expenses        Write-Offs        Balance
                                                                ----------------------------------------------------------
Predecessor Company
-------------------
 For the period from March 26, 2000 to October 10, 2000:
   Allowance for doubtful accounts                              $    206        $  1,081         $     --         $  1,287
   Relocation and reorganization reserve                             376              --             (376)              --
   Reserve for receivable from affiliate                             600              --               --              600
   Reserve on deferred tax assets                                 11,797              --          (10,898)             899
                                                                ----------------------------------------------------------
                                                                $ 12,979        $  1,081         $(11,274)        $  2,786
                                                                ==========================================================
Reorganized Company
-------------------
 For the period from October 11, 2000 to March 31, 2001:
   Allowance for doubtful accounts                              $  1,287        $    608         $   (944)        $    951
   Reserve for receivable from affiliate                             600              --               --              600
   Reserve on deferred tax assets                                    899           1,578               --            2,477
                                                                ----------------------------------------------------------
                                                                $  2,786        $  2,186         $   (944)        $  4,028
                                                                ==========================================================

 For the year ended March 30, 2002:
   Allowance for doubtful accounts                              $    951        $    144         $   (867)        $    228
   Reserve for receivable from affiliate                             600              --             (600)              --
   Reserve on deferred tax assets                                  2,477              --           (1,192)           1,285
                                                                ----------------------------------------------------------
                                                                $  4,028        $    144         $ (2,659)        $  1,513
                                                                ==========================================================

 For the year ended March 29, 2003:
   Allowance for doubtful accounts                              $    228        $    295         $   (107)        $    416
   Reserve on deferred tax assets                                  1,285           1,030               --            2,315
                                                                ----------------------------------------------------------
                                                                $  1,513        $  1,325         $   (107)        $  2,731
                                                                ==========================================================