Form 10-K/A
period 2003-03-29
SAFETY COMPONENTS INTERNATIONAL INC
filed 2003-07-25
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2003
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) ☐.

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

     The number of shares outstanding of the registrant’s common stock, as of June 30 , 2003, is as follows:

Class	Number of Shares

Common Stock, par value $.01 per share	4,959,678

     This Form 10-K/A Amendment No. 1 (this “Amendment”) amends and supplements the Form 10-K (the “Original Form 10-K”) filed by Safety Components International, Inc., a Delaware corporation (the “Company”), on June 25, 2003. The sole purpose of this Amendment is to amend and restate Items 10, 11, 12 and 13 of Part III of the Original Form 10-K to read in their entirety as set forth below. Defined terms not otherwise defined herein shall have the respective meanings ascribed to them in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The Board of Directors is divided into three classes, two of which currently have two directors and one of which currently has one director. The terms of the two Class II Directors, Ben E. Waide III and Carroll R. Wetzel, Jr., expire at the 2003 Annual Meeting of Stockholders of the Company; the term of the Class III Director, John C. Corey, expires in 2004, and the terms of the two Class I Directors, Andy Goldfarb and W. Allan Hopkins, expire in 2005. Directors hold office until the Annual Meeting of Stockholders of the Company in the year in which the terms of their class expire and until their successors have been duly elected and qualified. At each Annual Meeting of Stockholders of the Company, the successors to the class of directors whose terms expire will be elected for a three-year term.

     Each of the nominees for directors and each of the incumbent directors has been serving as a director of the Company since October 11, 2000 (the “Emergence Date”), the date the Company and certain of its domestic subsidiaries emerged from their pre-arranged cases under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”), pursuant to the plan of reorganization (as amended, the “Plan of Reorganization”) confirmed by the U.S. District Court for the State of Delaware (the “Bankruptcy Court”) on August 31, 2000.

     The names, ages and principal occupations of the Class II Directors, each of whom is nominated for re-election at the 2003 Annual Meeting of Stockholders and has indicated a willingness to serve if elected, as well as the Class I and Class III Directors, are provided below.

Class II Directors

     BEN E. WAIDE III. Age 64. Mr. Waide has served as a Director of the Company since the Emergence Date. Since 1998, Mr. Waide has served as an Executive Consultant to E.I. du Pont de Nemours and Company — DuPont Safety Resources, a global workplace consulting firm. From 1995 to 1998, Mr. Waide was Chairman and Chief Executive Officer of Atlantic Aviation Corporation, an aircraft maintenance management services company. Mr. Waide served as General Manager of the Films Division of E.I. du Pont de Nemours and Company from 1990 to 1995.

     CARROLL R. WETZEL, JR. Age 60. Mr. Wetzel has served as Chairman of the Board of the Company since the Emergence Date. From 1988 to 1996, Mr. Wetzel was a Managing Director with the Mergers and Acquisition Group of Chemical Bank/Chase Manhattan. Prior to that, from 1981 to 1988, he was a Managing Director in Smith Barney’s Mergers and Acquisitions Group. From 1976 to 1981, he worked as an investment banker with Dillon, Read & Co. Inc. Mr. Wetzel also serves on the Board of Directors of Laidlaw International, Inc., a publicly traded company.

Class I Directors

     ANDY GOLDFARB. Age 55. Mr. Goldfarb has served as a Director of the Company since the Emergence Date. From 1985 until 2000, Mr. Goldfarb served as Chairman, President and Chief Executive Officer of HCC Industries, the world’s largest independent hermetic sealing operation. From 1976 to 1985,

Mr. Goldfarb served HCC Industries in various operational and financial positions, including Chief Operating Officer.

     W. ALLAN HOPKINS. Age 64. Mr. Hopkins has served as a Director of the Company since the Emergence Date. From 1998 until 2000, Mr. Hopkins served as President and Chief Executive Officer of Atlas Steels Inc., a producer and seller of stainless and specialty steel products. From 1993 to 1996, Mr. Hopkins served as President and Chief Executive Officer of Algoma Steel Inc., a manufacturer and marketer of steel products. From 1984 to 1992, Mr. Hopkins served in various capacities including Senior Vice President, Vice President of Sales and Vice President and General Manager of Stelpipe, Inc., a subsidiary of Stelco, Inc., Canada’s largest steel producer.

Class III Director

     JOHN C. COREY. Age 55. Mr. Corey has served as President, Chief Executive Officer and Director of the Company since the Emergence Date. Prior to that, he had served as President, Chief Operating Officer and Director of the Company since March 1999. Mr. Corey served as President of Stanley Mechanics Tools, Inc., a division of The Stanley Works, a company engaged in the business of manufacturing and distributing mechanics hand tools, from September 1996 to March 1999, where he was responsible for worldwide operations. Prior to that, Mr. Corey served as an independent consultant while attending to personal business from December 1995 to August 1996, and as President of Allied Signal North American Aftermarket, a division of Allied Signal, Inc., a company engaged in the business of automotive components, from September 1994 to November 1995. From 1984 to 1994, Mr. Corey served in various positions for Moog Automotive, Inc., a company engaged in the business of manufacturing and distributing automotive steering and suspension parts, most recently as the President of the Steering and Suspension Division. Mr. Corey has over 15 years of experience in management and manufacturing in the automotive industry.

Executive Officers

     The following table sets forth the names, ages and all positions and offices with the Company held by the Company’s present executive officers.

Name	Age	Positions and Offices Presently Held

John C. Corey	55	Director, President and Chief Executive Officer
Brian P. Menezes	50	Vice President and Chief Financial Officer
Stephen B. Duerk	61	Vice President; President, North American Automotive
Vick Crowley	36	Treasurer

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

     STEPHEN B. DUERK. Mr. Duerk has served as President of the Company’s North American Automotive Group since April 1998 and as President of Safety Components Fabric Technologies, Inc., a wholly-owned subsidiary of the Company (“SCFTI”), since January 1998. From July 1997 to January 1998, Mr. Duerk served the Company as Co-Managing Director of SCFTI. Prior to the Company’s

acquisition of the Air Restraint and Technical Fabrics Division of JPS Automotive L.P. in July 1997, Mr. Duerk had served JPS Automotive, L.P., a tier one supplier to the automotive industry of carpet and knit fabrics for headliner and body cloth, as Vice President of Air Restraint Fabrics in the Greenville, South Carolina facility, from October 1988. From 1965 to October 1988, Mr. Duerk served in various positions for JP Stevens & Co., Inc., a company engaged in the business of manufacturing industrial textiles, of which JPS Automotive, L.P. was a part until its restructuring in May 1998, most recently as the Vice President of the Industrial Synthetic Group.

     VICK CROWLEY. Mr. Crowley has served as Treasurer of the Company since August 2000. Prior to that, he had served as Assistant Treasurer with HomeGold Financial, Inc., of Greenville, South Carolina, a financial services firm, since 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company’s executive officers, directors and 10% stockholders are required under the Securities Exchange Act of 1934, as amended, and regulations thereunder, to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Company. To the Company’s knowledge, based on the Company’s review of the copies of such reports it has received, each of the Company’s directors and executive officers identified above inadvertently failed to file a Form 5 report for fiscal 2003 reflecting a grant of options by the Company during the year (prior to August 29, 2002), but subsequently reported such transaction on Form 4. To the Company’s knowledge, no Form 4 or Form 5 was filed by Putnam (as defined below) in connection with a sale of shares and its status as a 10% stockholder of the Company, although Putnam has indicated that such filings are not required.

ITEM 11.	EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company for the Company’s fiscal year ended March 29, 2003 (each person appearing in the table is referred to as a “Named Executive”).

Summary Compensation Table

				Long Term
				Compensation
		Annual Compensation		Awards

				Securities
				Underlying	All Other
Name and		Salary	Bonus	Options/SARs	Compensation
Principal Position	Year	($)	($)	(#) (1)	($)

John C. Corey	2003	$325,000	$265,425	46,800	$27,922	(3)
President and Chief	2002	316,040	231,675	173,200	62,013	(4)
Executive Officer (2)	2001	306,827	318,039	0	35,105	(5)

Brian P. Menezes	2003	$200,450	$129,920	27,000	$28,125	(6)
Vice President and Chief	2002	191,824	123,985	75,000	32,969	(7)
Financial Officer	2001	185,380	188,903	0	17,085	(8)

Stephen B. Duerk	2003	$187,500	$102,988	21,500	$20,036	(9)
Vice President;	2002	182,000	80,223	71,000	12,495	(10)
President North American	2001	177,917	63,700	0	15,777	(11)
Automotive Group

Vick Crowley	2003	$105,000	$45,723	2,000	$12,667	(13)
Treasurer (12)	2002	100,471	39,250	5,700	5,674	(14)
	2001	67,418	30,200	0	2,813	(15)

(1)	Grants reflected for 2002 and 2003 are options under the Company’s 2001 Stock Option Plan (the “Option Plan”).

(2)	Mr. Corey joined the Company in March 1999 as its Chief Operating Officer. He became Chief Executive Officer on the Emergence Date.

(3)	Amount reflects a $14,400 automobile allowance, a $5,161 matching contribution under the Company’s 401(k) plan, $690 of group life insurance premiums, $4,158 of supplemental medical reimbursements, and $3,513 of membership dues.

(4)	Amount reflects $12,476 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $14,400 automobile allowance, a $5,312 matching contribution under the Company’s 401(k) plan, $570 of long-term disability insurance premiums, $690 of group life insurance premiums, $9,516 of supplemental medical reimbursements, and $19,049 of membership dues.

(5)	Amount reflects $11,632 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $14,400 automobile allowance, a $5,250 matching contribution under the Company’s 401(k) plan, $720 of long-term disability insurance premiums, $690 of group life insurance premiums, and $2,413 of supplemental medical reimbursements.

(6)	Amount reflects a $14,400 automobile allowance, a $4,706 matching contribution under the Company’s 401(k) plan, $269 of group life insurance premiums, and $8,750 of supplemental medical reimbursements.

(7)	Amount reflects $5,394 of life insurance premiums (which constitutes a gross-up amount to offset income tax exposure), a $13,500 automobile allowance, a $5,312 matching contribution under the Company’s 401(k) plan, $516 of long-term disability insurance premiums, $255 of group life insurance premiums, and $7,992 of supplemental medical reimbursements.

(8)	Amount reflects a $10,800 automobile allowance, a $5,250 matching contribution under the Company’s 401(k) plan, $666 of long-term disability insurance premiums, $244 of group life insurance premiums, and $125 of supplemental medical reimbursements.

(9)	Amount reflects a $6,000 automobile allowance, a $5,463 matching contribution under the Company’s 401(k) plan, $791 group life insurance premiums, $4,679 of supplemental medical reimbursements and $3,103 of membership dues.

(10)	Amount reflects a $6,000 automobile allowance, a $3,760 matching contribution under the Company’s 401(k) plan, $681 of group life insurance premiums, $1,356 of supplemental medical reimbursements, and $698 of membership dues.

(11)	Amount reflects a $6,000 automobile allowance, $3,876 of club dues, $659 of group insurance premiums, and $5,242 of supplemental medical reimbursements.

(12)	Mr. Crowley joined the Company in August 2000.

(13)	Amount reflects a $2,363 matching contribution under the Company’s 401(k) plan, $53 of group life insurance premiums, and $10,251 of supplemental medical reimbursements.

(14)	Amount reflects a $3,920 matching contribution under the Company’s 401(k) plan, $199 of long-term disability premiums, $49 of group life insurance premiums, and $1,506 of supplemental medical reimbursements.

(15)	Amount reflects a $1,789 matching contribution under the Company’s 401(k) plan, $155 of long-term disability premiums, $29 of group life insurance premiums, and $840 of supplemental medical reimbursements.

Option Grants in Last Fiscal Year

     The following table presents information concerning the options to purchase our Common Stock granted during the fiscal year ended March 29, 2003 to the Named Executives.

					Potential Realizable
					Value at
	Number of				Assumed Annual Rate of
	Securities	Percent of	Exercise		Stock Price Appreciation
	Underlying	Total Options	or Base		for Option Term
	Options	Granted to	Price Per	Expiration
Name	Granted	Employees (1)	Share	Date	5%($)	10%($)

John C. Corey	46,800 (2)	29.7%	$6.71	10/31/2010	163,332	397,800
Brian P. Menezes	27,000 (2)	17.1%	6.71	10/31/2010	94,230	229,500
Stephen B. Duerk	21,500 (2)	13.7%	6.71	10/31/2010	75,035	182,750
Vick Crowley	2,000 (2)	1.3%	6.71	10/31/2010	6,980	17,000

(1)	Percentages based upon the total number of options granted to the employees of the Company during the fiscal year ended March 29, 2003.

(2)	Of the options granted, 1/3 were vested and exercisable as of April 1, 2003, 1/3 shall vest and become exercisable on April 1, 2004, and the remaining 1/3 shall vest and become exercisable on April 1, 2005, subject to accelerated vesting upon a change of control.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information with respect to the Named Executives concerning exercisable and unexercisable options held as of March 29, 2003. No options were in-the-money as of March 29, 2003, based on the last closing sales price of the Company’s Common Stock prior to March 29, 2003, of $5.75 per share.

	Number of
	Securities Underlying		Value of Unexercised
	Unexercised Options at		In-the-Money Options at
	March 29, 2003		March 29, 2003

Name	Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)

John C. Corey	131,066	88,934	$—	$—
Brian P. Menezes	59,000	43,000	—	—
Stephen B. Duerk	54,500	38,000	—	—
Vick Crowley	4,467	3,233	—	—

Employment Agreements

   Corey Agreement

     Mr. Corey currently serves as President and Chief Executive Officer pursuant to an employment agreement with the Company which became effective May 18, 2001 (with subsequent amendment as of June 27, 2001 with respect to certain deferred compensation arrangements) and replaced all prior agreements with Mr. Corey. The employment agreement provides for a base salary of $315,000 (increased to $325,000 in fiscal 2003), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company’s Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee in advance of each fiscal year. It also provides, in the event of a Change of Control (as defined) while he is still employed with the Company or under certain circumstances following his termination of employment other than for Cause (as defined) or by reason of a Constructive Termination (as defined), he will be entitled to a one-time bonus of $961,400 at the time the Change of Control is consummated, provided it occurs within ten years following termination of his employment at a time when he is still alive.

     Pursuant to the employment agreement, Mr. Corey received, upon execution, options to purchase 173,200 shares of Common Stock under the Option Plan. Such grant consisted of (i) Class A Options to purchase 110,000 shares at an exercise price equal to fair market value on the date of grant ($8.75 per share), two-thirds of which immediately vested, and the final third of which will vest on October 31, 2003, and (ii) Class B Options to purchase 63,200 shares of Common Stock at an exercise price equal to fair market value on the date of grant ($8.75 per share), vesting one-third on October 31, 2001, an additional one-third on October 31, 2002, and the final one-third on October 31, 2003. Because a Change of Control of the Company had not occurred by April 1, 2002, Mr. Corey received, pursuant to the employment agreement, a grant of Class C Options to purchase 36,800 additional shares of Common Stock (together with an additional grant of Class C Options to purchase another 10,000 shares of Common Stock not provided in the employment agreement) vesting over the next three anniversary dates of such grant. The exercise price for such Class C Options is the per share price determined to be the fair market value for the shares as of the date of the grant ($6.71 per share). All such options are subject to accelerated vesting in certain cases upon a Change of Control of the Company.

     If Mr. Corey’s employment is terminated by the Company other than by reason of death or Disability (as defined) or for Cause or if the employment agreement is terminated by him by reason of a Constructive Termination, the Company shall pay Mr. Corey a severance and non-competition payment equal to two times his base salary at the time of termination, payable in equal monthly installments over the next succeeding 24 months, plus 18 months of health care continuation payments; in the event such termination had occurred before October 31, 2001, then the foregoing 24 month period and corresponding dollar amount of severance and non-competition payment would have been increased by one month for each calendar month by which such termination preceded November 1, 2001. If Mr. Corey’s employment agreement is terminated by the Company in connection with a Change of Control and he is not offered a position with the acquirer with similar responsibilities or if he is initially offered and accepts the position with the acquirer, but is terminated without Cause within 12 months after accepting such position, then, in lieu of any other severance payment under his employment agreement, the Company shall pay Mr. Corey a severance and non-competition payment equal to two times his base salary at the time of termination in 24 equal monthly installments, plus 18 months of health care continuation payments; in the event such termination had occurred on or before October 31, 2001, then the foregoing 24 month period and corresponding dollar amount of severance and non-competition payment would have been increased by one month for each calendar month by which such termination preceded November 1, 2001. All cash payments and health care continuation payments shall cease in the event of competitive employment. Such payments shall be mitigated by 50% of “severance period earnings” in the event of non-competitive employment with annual compensation up to $100,000 and shall cease altogether in the event of such annual compensation exceeding $100,000.

   Menezes Agreement

     Mr. Menezes currently serves as Vice President and Chief Financial Officer pursuant to an employment agreement with the Company which became effective on May 18, 2001 (with subsequent amendment as of June 27, 2001 with respect to certain deferred compensation arrangements) and replaced all prior agreements with Mr. Menezes. The employment agreement provides for a base salary of $190,000 (increased to $200,450 in fiscal 2003), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company’s Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee in advance of each fiscal year. It also provides that, in the event of a Change of Control (as defined) while he is still employed by the Company or under certain circumstances following his termination of employment other than for Cause (as defined) or by reason of a Constructive Termination (as defined), he will be entitled to a one-time bonus of $393,300 at the time the Change of Control is consummated, provided it occurs within ten years following termination of his employment at a time when he is still alive.

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

   Duerk Agreement

     Mr. Duerk currently serves as Vice President of the Company and President of the North American Automotive Group pursuant to an employment agreement which became effective May 18, 2001 and replaced all prior agreements with Mr. Duerk. The employment agreement provided for an original base salary of $182,000 (increased to $187,500 in fiscal 2003), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company’s Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee in advance of each fiscal year.

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

Management Incentive Plan

     Subsequent to the Emergence Date, the Company’s Management Incentive Plan for the benefit of the Company’s key executive officers and certain other management level employees (combining the Senior Management Plan and Management Incentive Plan that were in effect prior to the Chapter 11 Cases) continued in effect. Messrs. Corey, Menezes, Duerk and Crowley each received bonuses for the fiscal year ended March 29, 2003 under the Management Incentive Plan. See the Summary Compensation Table and “ – Employment Agreements” above for additional information concerning the Management Incentive Plan.

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

     Each non-employee director received an option grant under the Option Plan immediately following its approval by the stockholders (for 10,000 shares to Mr. Wetzel, as Chairman, and 7,500 shares to each of the other non-employee directors). The exercise price for the shares of Common Stock subject to these options is the fair market value of the shares on the date of grant ($8.75 per share), subject to adjustment to $.01 per share in the event of a change of control as described in the option agreements. In April 2002, each non-employee director received an additional option grant (for 10,000 shares to Mr. Wetzel, as Chairman, and 7,500 shares to each of the other non-employee directors). The exercise price for the shares of Common Stock subject to these options is the per share price determined to be their fair market value as of the date of grant ($6.71 per share).

Compensation Committee Interlocks and Insider Participation

     From the Emergence Date through the fiscal year ended March 29, 2003, Messrs. Goldfarb, Waide and Wetzel served as the Company’s Compensation Committee. No interlocking relationship exists between the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Except as otherwise indicated, the following table and notes set forth certain information, to the knowledge of the Company, regarding the beneficial ownership of the Common Stock as of June 30, 2003, by all persons known by the Company to be the beneficial owner of more than 5% of the Common Stock, by each director of the Company, by each of the Named Executives (as defined herein) and by all directors and executive officers of the Company as a group. Except as otherwise indicated, to the knowledge of the Company, each beneficial owner has the sole power to vote and to dispose of all shares of Common Stock owned by such beneficial owner.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Common Stock (1)

Putnam, LLC (and related parties) (“Putnam”)	1,381,925	27.9%
One Post Office Square
Boston, MA 02109

CSFC Wayland Advisors Inc. (and related parties) (“Wayland”)	1,285,191	25.9%
12700 Whitewater Drive
Minnetonka, MN 55343

SunAmerica Investments (and related parties) (“SunAmerica”)	1,444,972	29.1%
1 Sun America Center
Los Angeles, CA 90067

Officers and Directors
John C. Corey (2)	131,181	2.6%
Andy Goldfarb (2)	7,500	*
W. Allan Hopkins (2)	7,500	*
Ben E. Waide III (2)	7,500	*
Carroll R. Wetzel, Jr. (2)	10,014	*
Brian P. Menezes (2)	59,000	1.2%
Stephen B. Duerk (2)	54,503	1.1%
Vick Crowley (2)	4,467	*
All executive officers and directors as a group	281,665	5.4%
(consisting of 8 individuals)

*	Less than 1%.

(1)	Shares beneficially owned, as recorded in this table, expressed as a percentage of the shares of Common Stock outstanding.

(2)	Includes 131,066 shares for Mr. Corey, 7,500 shares each for Messrs. Goldfarb, Hopkins and Waide, 10,000 shares for Mr. Wetzel, 59,000 shares for Mr. Menezes, 54,500 shares for Mr. Duerk, and 4,467 shares for Mr. Crowley underlying currently exercisable stock options under the Option Plan.

     Each of Putnam, Wayland and SunAmerica initially acquired their shares pursuant to the Plan of Reorganization, as confirmed by the Bankruptcy Court, effective as of the Emergence Date. The shares may be held on behalf of clients in a fiduciary capacity, as to which the named beneficial owner may exercise shared voting or dispositive power.

Equity Compensation Plan Information

     The Company has one equity compensation plan, the Option Plan, that is a shareholder approved plan. As of March 30, 2003, the number of options outstanding and remaining available under the Option Plan were as follows:

Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
Plan category	outstanding options	outstanding options	for future issuance

Equity compensation plans approved by security holders	694,600	$8.20	205,400

Equity compensation plans not approved by security holders	—	—	—

Total	694,600		205,400

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

SAFETY COMPONENTS INTERNATIONAL, INC.

By:	/s/ Brian Menezes

Brian Menezes
Chief Financial Officer

Date:	July 25, 2003

CERTIFICATIONS

I, John C. Corey, certify that:

1.	I have reviewed this Amendment No. 1 on Form 10-K/A to the annual report of Safety Components International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: July 25, 2003	By:	/s/ John C. Corey

John C. Corey
President and Chief Executive Officer

I, Brian P. Menezes, certify that:

1.	I have reviewed this Amendment No. 1 on Form 10-K/A to the annual report of Safety Components International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: July 25, 2003	By:	/s/ Brian P. Menezes

Brian P. Menezes
Vice President and Chief Financial Officer
(Principal Financial Officer)