Form 10-Q
period 2003-06-28
SAFETY COMPONENTS INTERNATIONAL INC
filed 2003-08-11
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2003

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

                            Yes  |X|            No  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes  |_|            No  |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes  |X|            No  |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of August 11, 2003, was 4,959,678.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The unaudited condensed consolidated financial information at June 28, 2003 and for the quarter then ended, unaudited condensed consolidated statements of operations and of cash flows for the quarter ended June 29, 2002 and the audited condensed consolidated balance sheet at March 29, 2003 relate to Safety Components International, Inc. and its subsidiaries.

     ITEM 1. FINANCIAL STATEMENTS                                           PAGE
                                                                            ----

             Condensed Consolidated Balance Sheets as of June 28, 2003
             (unaudited) and March 29, 2003                                    3

             Unaudited Condensed Consolidated Statements of Operations
             for the quarter ended June 28, 2003 and June 29, 2002             4

             Unaudited Condensed Consolidated Statements of Cash Flows
             for the quarter ended June 28, 2003 and June 29, 2002             5

             Notes to Unaudited Condensed Consolidated Financial Statements    6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                                14

     ITEM 4. CONTROLS AND PROCEDURES                                          15

PART II OTHER INFORMATION                                                     16

SIGNATURES                                                                    17

CERTIFICATIONS                                                                18

Private Securities Litigation Reform Act of 1995

      The discussion in this report may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those relating to the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends, including the marketplace for airbag related products; the ability of the Company to effectively control costs and to satisfy customers on timeliness and quality; approval by automobile manufacturers of airbag cushions currently in production; pricing pressures and labor strikes.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                                  June 28, 2003       March 29, 2003
                                                                                                  -------------       --------------
                                                                                                   (unaudited)              (1)
ASSETS

Current assets:
     Cash and cash equivalents .............................................................        $   7,204           $   7,564
     Accounts receivable, net ..............................................................           45,357              43,882
     Inventories, net ......................................................................           23,688              24,000
     Prepaid and other .....................................................................            2,790               1,949
                                                                                                    ---------           ---------
        Total current assets ...............................................................           79,039              77,395

Property, plant and equipment, net .........................................................           52,827              52,622
Identifiable intangible assets, net ........................................................            1,138               1,106
Other assets ...............................................................................            2,946               2,941
                                                                                                    ---------           ---------
        Total assets .......................................................................        $ 135,950           $ 134,064
                                                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................................        $  24,119           $  26,713
     Accrued and other current liabilities .................................................           13,528              10,956
     Current portion of long-term debt .....................................................           27,455              31,710
                                                                                                    ---------           ---------
        Total current liabilities ..........................................................           65,102              69,379

Long-term debt .............................................................................            7,228               7,363
Other long-term liabilities ................................................................            5,578               5,409
                                                                                                    ---------           ---------
        Total liabilities ..................................................................           77,908              82,151
                                                                                                    ---------           ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued .............................               --                  --
     Common stock:  $0.01 par value per share - 20,000,000 shares authorized;
         5,000,000 shares issued and 4,959,678 shares outstanding ..........................               50                  50
     Common stock warrants .................................................................               --                  34
     Additional paid-in-capital ............................................................           50,950              50,916
     Treasury stock: 40,322 shares at cost .................................................             (411)               (411)
     Retained earnings (accumulated deficit) ...............................................              934              (3,446)
     Accumulated other comprehensive income ................................................            6,519               4,770
                                                                                                    ---------           ---------
        Total stockholders' equity .........................................................           58,042              51,913
                                                                                                    ---------           ---------
        Total liabilities and stockholders' equity .........................................        $ 135,950           $ 134,064
                                                                                                    =========           =========

(1)   Derived from the audited consolidated balance sheet as of March 29, 2003.

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (in thousands, except per share data)

                                                                                          Thirteen             Thirteen
                                                                                         Weeks Ended         Weeks Ended
                                                                                        June 28, 2003       June 29, 2002
                                                                                        -------------       -------------
Net sales ....................................................................            $ 67,416             $ 61,448
Cost of sales, excluding depreciation ........................................              54,099               50,463
Depreciation .................................................................               2,731                2,196
                                                                                          --------             --------
        Gross profit .........................................................              10,586                8,789

Selling and marketing expenses ...............................................                 773                  552
General and administrative expenses ..........................................               3,151                3,799
Research and development expenses ............................................                 332                  193
Amortization of intangible assets ............................................                  35                   28
                                                                                          --------             --------
        Income from operations ...............................................               6,295                4,217

Other income, net ............................................................              (1,397)              (2,066)
Interest expense, net ........................................................                 668                1,021
                                                                                          --------             --------
        Income before income tax provision and cumulative effect of change
          in method of accounting ............................................               7,024                5,262

Provision for income taxes ...................................................               2,644                2,553
                                                                                          --------             --------
        Income before cumulative effect of change in method of accounting ....               4,380                2,709

Cumulative effect of change in method of accounting ..........................                  --               14,651
                                                                                          --------             --------
Net income (loss) ............................................................            $  4,380             $(11,942)
                                                                                          ========             ========

Net income (loss) per common share - basic:
        Income before cumulative effect of change in method of accounting ....            $   0.88             $   0.55
        Cumulative effect of change in method of accounting ..................                  --                (2.95)
                                                                                          --------             --------
Net income (loss) per common share - basic ...................................            $   0.88             $  (2.41)
                                                                                          ========             ========

Net income (loss) per common share - diluted:
        Income before cumulative effect of change in method of accounting ....            $   0.88             $   0.55
        Cumulative effect of change in method of accounting ..................                  --                (2.95)
                                                                                          --------             --------
Net income (loss) per common share - diluted .................................            $   0.88             $  (2.41)
                                                                                          ========             ========

Weighted average number of common shares outstanding - basic .................               4,960                4,960
                                                                                          ========             ========

Weighted average number of common shares outstanding - diluted ...............               4,970                4,960
                                                                                          ========             ========

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                                       Thirteen          Thirteen
                                                                                                     Weeks Ended        Weeks Ended
                                                                                                    June 28, 2003      June 29, 2002
                                                                                                    -------------      -------------
Cash Flows From Operating Activities:
     Net income (loss) ......................................................................           $ 4,380           $(11,942)
     Cumulative effect of change in method of accounting ....................................                --             14,651
                                                                                                        -------           --------
     Income from continuing operations ......................................................             4,380              2,709
     Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
       Depreciation .........................................................................             2,731              2,196
       Amortization .........................................................................                35                 28
       Loss on disposition of assets ........................................................               192                 59
       Net changes in operating assets and liabilities ......................................            (1,473)           (10,627)
                                                                                                        -------           --------
           Net cash provided by (used in) continuing operations .............................             5,865             (5,635)
           Net cash provided by discontinued operations .....................................                --                 87
                                                                                                        -------           --------
           Net cash provided by (used in) operating activities ..............................             5,865             (5,548)
                                                                                                        -------           --------

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment .............................................            (1,281)            (3,423)
                                                                                                        -------           --------
           Net cash used in continuing operations ...........................................            (1,281)            (3,423)
           Net cash used in discontinued operations .........................................                --                (32)
                                                                                                        -------           --------
           Net cash used in investing activities ............................................            (1,281)            (3,455)
                                                                                                        -------           --------

Cash Flows From Financing Activities:
     Repayment of KeyBank Subordinated Secured term note ....................................            (1,940)               (90)
     Repayment of Congress Subordinated term note ...........................................              (252)              (337)
     Net (repayments) borrowings on Congress revolving credit facility ......................            (1,882)            11,279
     Payment to former owner of acquired business ...........................................                --               (955)
     Repayments of other debt and long term obligations .....................................              (746)              (771)
                                                                                                        -------           --------
           Net cash (used in) provided by financing activities ..............................            (4,820)             9,126
                                                                                                        -------           --------
Effect of exchange rate changes on cash and cash equivalents ................................              (124)               433
                                                                                                        -------           --------
(Decrease) increase in cash and cash equivalents ............................................              (360)               556
Cash and cash equivalents, beginning of period ..............................................             7,564              2,692
                                                                                                        -------           --------
Cash and cash equivalents, end of period ....................................................           $ 7,204           $  3,248
                                                                                                        =======           ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
           Interest .........................................................................           $   529           $    774
           Income taxes .....................................................................               866              1,239

     Non-cash investing and financing activities:
           Foreign currency translation adjustment ..........................................           $ 1,542           $  3,685
           Unrealized gain (loss) on hedging transactions, net of taxes .....................               207                (89)

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by Safety Components International, Inc. and its subsidiaries ("Safety Components" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, Safety Components believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 29, 2003. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods, including those of a normal recurring nature, as well as adjustments for the cumulative effect in change in method of accounting.

Discontinued Operations

      As discussed in Note 2, the Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 11, 2000, the measurement date, through March 29, 2003. Prior to March 29, 2003, the Company had disposed of the last of its discontinued operations with the sale of Galion, Inc. on December 23, 2002. Accordingly, the businesses' net losses during the quarter ended June 29, 2002, which were incurred subsequent to the measurement date, were applied against the accrued losses recorded at that date.

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

Stock Based Compensation

      The Company applies the principles of Accounting Principles Board ("APB") Opinion 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted during the fiscal periods presented had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Accordingly, under APB 25, no compensation cost has been recognized in the Company's financial statements for the quarters ended June 28, 2003 and June 29, 2002. Had compensation cost been determined on the basis of SFAS 123, "Accounting for Stock-Based Compensation," compensation expense would have been recorded based on the estimated fair value of stock options granted during the fiscal periods presented. The total fair value of stock options vested was estimated at $244,000 and $0 for the quarters ended June 28, 2003 and June 29, 2002, respectively, based upon the Black-Scholes option-pricing model. The fair values are estimated on the date of grant with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero percent dividends; expected lives of 6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent.

      Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS 123 (as amended), the Company's compensation cost (net of tax), net income (loss) and net income (loss) per common share, basic and

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

diluted, would have been affected as indicated in the pro-forma amounts below (unaudited) (in thousands, expect per share data):

                                                                     Thirteen        Thirteen
                                                                    weeks ended     weeks ended
                                                                   June 28, 2003   June 29, 2002
                                                                   -----------------------------
      Net income (loss), as reported:                                 $  4,380       $  (11,942)
        Deduct: Total stock-based employee compensation expense
                determined under fair value, net of tax                    244               --
                                                                      -------------------------
      Pro forma net income (loss):                                    $  4,136       $  (11,942)
                                                                      =========================

      Net income (loss) per share:
        Basic and diluted - as reported:                              $   0.88       $    (2.41)

        Basic and diluted - pro forma:                                $   0.83       $    (2.41)

Current Maturity of Credit Facilities

      As discussed in Note 4, the Company's revolving credit facility with Congress Financial Corporation (Southern) and subordinated secured note facility with Key Bank National Association and Fleet Bank both mature in October 2003. Accordingly, the Company has classified the amount outstanding for the Congress Facility and the Subordinated Facility in the current portion of long-term debt as of June 28, 2003. The ability of the Company to maintain continuity of operations is dependent on the renewal or replacement of these facilities. The Company intends to renegotiate or replace the Congress Facility and the Subordinated Facility prior to maturity in October 2003 and is currently evaluating proposals from the current lenders and other proposals to replace the existing facilities. Although no assurances can be provided in this regard, management believes that it will be able to renegotiate or replace these facilities prior to their maturity with amended or new facilities on comparable terms.

Note 2 Discontinued Operations

      On December 23, 2002, the Company completed the disposal of its discontinued operations with the sale of Galion, Inc. ("Galion") pursuant to a stock purchase agreement between the Company and Galion Acquisition, LLC, an affiliate of The Diversified Group Incorporated. The Company sold all its stock in Galion for an adjusted purchase price of $454,000 in cash resulting in a loss on disposition of discontinued operations of approximately $2.0 million (including the recognition of a tax provision of approximately $660,000 related to an adjustment of the deferred tax liabilities of the discontinued operations). There was no tax effect on the loss on disposition as the Company recorded a deferred tax asset and a concurrent reserve on the tax asset since the loss on disposition was a capital loss and the Company's ability to utilize the capital loss carryforward in the future is uncertain.

      Net sales for the Company's discontinued metal and defense operations were $2,136,000 for the quarter ended June 29, 2002 and no gain or loss was recognized in this period.

Note 3 Inventories

      Inventories reported on the Company's balance sheets were as follows (unaudited) (in thousands):

                                        June 29, 2003         March 29, 2003
                                        ------------------------------------
      Raw materials                       $   6,875             $   7,023
      Work-in-process                         7,219                 7,684
      Finished goods                          9,594                 9,293
                                          -------------------------------
       Total                              $  23,688             $  24,000
                                          ===============================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 Long-Term Debt

      The Company has an aggregate, $35.0 million revolving credit facility, with Congress Financial Corporation (Southern) (the "Congress Facility") expiring October 9, 2003 and currently bearing interest at 4.00%. Accordingly, the Company has classified the amount outstanding for the Congress Facility in the current portion of long-term debt as of June 28, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings under the Congress Facility (and its borrowing limitations) are $2.3 million in term loans which are to be repaid in equal monthly installments of approximately $84,000, with the unpaid principal amount due on October 9, 2003. The amount outstanding under the facility at June 28, 2003 and March 29, 2003 (including term loans) was $17.2 million and $19.7 million, respectively. Also included within the borrowings under the Congress Facility is a $3.0 million letter of credit facility, under which the Company had exposure of $497,000 and $424,000 pursuant to letters of credit outstanding at June 28, 2003 and March 29, 2003, respectively. At June 28, 2003, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $16.4 million.

      The Company's subordinated secured note facility (the "Subordinated Facility"), bearing interest at 11%, with KeyBank National Association and Fleet Bank is due on October 10, 2003. The amount outstanding under the Subordinated Facility at June 28, 2003 and March 29, 2003 was $7.3 million and $9.2 million, respectively.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant along with other certain non-financial covenants. At June 28, 2003, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

      The Company intends to renegotiate or replace the Congress Facility and the Subordinated Facility when these facilities mature in October 2003. Although no assurances can be provided in this regard, management currently believes that it will be able to renegotiate or replace these facilities with amended or new facilities on comparable terms.

Note 5 Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding for the period. Potentially dilutive common shares consist of shares under option. A reconciliation of basic and diluted weighted average shares outstanding is presented below (unaudited):

                                                           --------------------------------
                                                             Thirteen            Thirteen
                                                            weeks ended        weeks ended
                                                           June 28, 2003      June 29, 2002
                                                           --------------------------------
      Weighted average number of common shares
          outstanding - basic                                4,959,678           4,959,678
      Net effect of dilutive stock options - based
          on the treasury stock method using the
          average market price                                   9,828                   *
                                                             -----------------------------
      Weighted average number of common shares
          outstanding - diluted                              4,969,506           4,959,678
                                                             =============================

* Effect is anti-dilutive for these periods (all options were anti-dilutive).

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 Comprehensive Income (loss)

      The components of comprehensive income (loss) are as follows (unaudited) (in thousands):

                                              -------------------------------
                                                 Thirteen          Thirteen
                                               weeks ended       weeks ended
                                              June 28, 2003     June 29, 2002
                                              -------------------------------
      Net income (loss)                          $  4,380          $(11,942)
      Foreign currency
         translation adjustment                     1,542             3,685
      Unrealized gain (loss) on hedging
         transactions, net of taxes                   207               (89)
                                                 --------------------------
      Comprehensive income (loss)                $  6,129          $ (8,346)
                                                 ==========================

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on April 10, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At June 28, 2003, the Company had outstanding forward exchange contracts that mature between July 2003 and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $8.4 million. The fair values of these contracts at June 28, 2003, totaled approximately $305,000, which is recorded as an asset on the Company's balance sheet in other current assets. The Company recorded a credit to earnings of approximately $57,000 for the quarter ended June 28, 2003 and the unrealized gain on these forward contracts of approximately $305,000 was included in "accumulated other comprehensive income" at June 28, 2003.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on June 23, 2003 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At June 28, 2003, the Company had outstanding forward exchange contracts that mature between July 2003 and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $4.8 million. The fair values of these contracts at June 28, 2003 totaled approximately $97,000, which is recorded as a liability on the Company's balance sheet in other current liabilities. The Company recorded an insignificant amount to earnings for the quarter ended June 28, 2003 and the

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

unrealized loss on these forward contracts of approximately $97,000 was included in "accumulated other comprehensive income" at June 28, 2003.

Note 9 New Accounting Standards

      In April 2003, Statement of Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. The adoption of this Statement did not have any effect on the Company's financial position or statement of operations.

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not completed its evaluation of what, if any, impact this statement will have on the Company's financial position or statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The following discussion and analysis of financial condition and results of operations are based on the Company's unaudited condensed Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended March 29, 2003. The Company's critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis in the Annual Report on Form 10-K for the year ended March 29, 2003.

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

      There have been no changes in the nature of the Company's critical accounting policies or the application of those policies since March 29, 2003.

Results of Operations

      The Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 10, 2000, the measurement date, through disposal of the final discontinued business on December 23, 2002. The following summarizes the results of operations for the Company for the quarters ended June 28, 2003 and June 29, 2002.

            (In thousands)
                                                  Thirteen        Thirteen
                                                weeks ended      weeks ended
                                               June 28, 2003    June 29, 2002
                                               ------------------------------
            Net sales                             $ 67,416         $ 61,448
            Gross profit                            10,586            8,789
            Income from operations                   6,295            4,217
            Other income, net                       (1,397)          (2,066)
            Interest expense, net                      668            1,021
            Provision for income taxes               2,644            2,553
            Cumulative effect of change in
                method of accounting                    --           14,651
            Net income (loss)                        4,380          (11,942)

First Quarter Ended June 28, 2003 Compared to First Quarter Ended June 29, 2002

      Net Sales. Net sales increased $6.0 million, or 9.7%, to $67.4 million for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. North American operations' net sales decreased $1.0 million or 3.0% compared to the first quarter of fiscal 2003, with the decrease principally due to decreased demand in the North American automotive market. Net sales for European operations increased $7.0 million or 26.1% compared to the first quarter of fiscal 2003. The increase in Europe is due primarily to the effect of changes in foreign currency exchange rates that increased net sales as expressed in US dollars by approximately $5.3 million over the amount that would have been reported based on exchange rates in effect in the first quarter of fiscal 2003, and additional volumes resulting from new programs at the European operations.

      Gross Profit. Gross profit increased $1.8 million, or 20.5%, to $10.6 million for the first quarter of fiscal 2004 compared to the third quarter of fiscal 2003. The increase in gross profit is due primarily to European operations, representing an increase of $1.6 million or 60.0% over the prior year. This increase can be attributed to the increase in net sales as well as improved operating efficiencies and cost savings in operations resulting from the Company's prior year transfer of production lines within Europe. Gross profit increased slightly in North America due to continued manufacturing efficiency improvements. Gross profit as a percentage of net sales increased to 15.7% for the first quarter of fiscal 2004 from 14.3% for the first quarter of fiscal 2003.

      Income from Operations. Income from operations increased $2.1 million, or 49.3%, to $6.3 million for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The increase is attributable to the gross profit increase discussed above, as well as approximately $900,000 of prior year expenses associated with the re-qualification and relocation of the Woodville operation to other production facilities during the first quarter of fiscal 2003. Income from operations as a percentage of net sales increased to 9.3% for the first quarter of fiscal 2004 from 6.9% for the first quarter of fiscal 2003.

      Other Income, net. The Company recognized other income, net of $1.4 million for the first quarter of fiscal 2004 as compared to other income, net of $2.1 million for the first quarter of fiscal 2003. Other income, net is realized primarily from foreign transaction gains resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction gains of $1.4 million during the first quarter of fiscal 2004, compared to net foreign transaction gains of $2.1 million recorded in the first quarter of fiscal 2003. The fiscal 2004 foreign transaction gains resulted from significant favorable changes in foreign currency exchange rates of approximately 10.4% from those at June 28, 2003 as compared to those at March 29, 2003.

      Interest Expense, net. Interest expense decreased $353,000, or 34.6%, to $668,000 for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The decrease is attributable primarily to a decrease in average levels of outstanding debt from $44.3 million to $34.9 million in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

      Provision for Income Taxes. The provision for income taxes for the first quarter of fiscal 2004 increased $91,000 compared to the first quarter of fiscal 2003. The Company's effective tax rate for the first quarter of fiscal 2004 was 37.6% compared to 48.5% for the first quarter of fiscal 2003. The effective tax rate for the first quarter of fiscal 2004 is lower than the U.S. statutory tax rate due to lower tax rates at certain of the Company's European subsidiaries. The effective tax rate for the first quarter of fiscal 2003 was substantially higher than the U. S. statutory tax rate because the recognition of tax provisions for the Company's German subsidiary at higher local rates and the recording of an additional provision for income taxes resulting from an examination by German taxing authorities.

      Cumulative Effect of Change in Method of Accounting. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective March 31, 2002. As a result of management's assessment of fair value, the Company's "Reorganization value in excess of identifiable assets" and goodwill were determined to be impaired and, accordingly, the total amount of approximately $14.7 million was written off as the cumulative effect of a change in method of accounting at March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      Net Income. The Company's net income was $4.4 million for the first quarter of fiscal 2004 compared to net loss of $11.9 for the first quarter of fiscal 2003. This change in net income resulted from the items discussed above.

Liquidity and Capital Resources

      Net cash provided by operating activities of continuing operations was $5.9 million for the first quarter of fiscal 2004, compared to cash used in operating activities of continuing operations of $5.6 million in the comparable period in the prior year. The cash provided by operating activities of continuing operations was generated principally from the income of the continuing operations. The cash used in operating activities in the comparable period of the prior year was primarily due to the increased inventory levels associated with the move of production lines and the ramp-up of programs in Europe.

      Net cash used in investing activities of continuing operations was $1.3 million for the first quarter of fiscal 2004, compared to net cash used in investing activities of continuing operations of $3.4 million for the comparable period in the prior year. Capital expenditures for the comparable period in the prior year included those related to capacity increases necessitated by new programs awarded by customers.

      Net cash used in financing activities of continuing operations was $4.8 million for the first quarter of fiscal 2004, compared to net cash provided by financing activities of continuing operations of $9.1 million for the comparable period in the prior year. Net cash used in financing activities of continuing operations for the first quarter of fiscal 2004 is attributable to the Company's repayments of its revolving credit facility and payments on various other long-term obligations. Borrowings under credit facilities in the first quarter of fiscal 2003 were used to fund increases in working capital as well as increased levels of capital expenditures offset by payments on various long-term obligations.

      The Company has an aggregate, $35.0 million revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Facility") expiring October 9, 2003 and bearing interest at June 28, 2003 of 4.25%. Accordingly, the Company has classified the amount outstanding for the Congress Facility in the current portion of long-term debt as of June 28, 2003. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings under the Congress Facility (and its borrowing limitations) are $2.3 million in term loans which are to be repaid in equal monthly installments of approximately $84,000, with the unpaid principal amount due on October 9, 2003. The amount outstanding under the facility at June 28, 2002 and March 29, 2003 (including term loans) was $17.2 million and $19.7 million, respectively. Also included within the borrowings under the Congress Facility is a $3.0 million letter of credit facility, under which the Company had exposure of $497,000 and $424,000 pursuant to letters of credit outstanding at June 28, 2003 and March 29, 2003. At June 28, 2003, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $16.4 million.

      The Company's subordinated secured note facility (the "Subordinated Facility"), bearing interest at 11%, with KeyBank National Association and Fleet Bank is due on October 10, 2003. Pursuant to the terms of an extension agreement entered into on October 11, 2002, the Company repaid $5.0 million of the outstanding principal balance on October 11, 2002. Such payment was funded by borrowings under the Congress Facility. The amount outstanding under the Subordinated Facility at June 28, 2003 and March 29, 2003 was $7.3 million and $9.2 million, respectively.

      The Congress Facility and the Subordinated Facility both require the Company to meet a minimum adjusted net worth (as defined) covenant along with other certain non-financial covenants. At June 28, 2003, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facility and the Subordinated Facility.

      The Company intends to renegotiate or replace the Congress Facility and the Subordinated Facility when these facilities mature in October 2003. Although no assurances can be provided in this regard, management currently believes that it will be able to renegotiate or replace these facilities with amended or new facilities on comparable terms.

New Accounting Standards

      In April 2003, Statement of Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effectively generally for contracts entered into and modified after June 30, 2003. The adoption of this Statement did not have any effect on the Company's financial position or statement of operations.

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not completed its evaluation of what, if any, impact this statement will have on the Company's financial position or statement of operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Company's revolving credit facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of June 28, 2003, the Company's interest rates under its revolving credit facility approximated 4.25%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facility would result in an addition to or reduction in annual interest expense of approximately $200,000.

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on April 10, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At June 28, 2003, the Company had outstanding forward exchange contracts that mature between July 2003 and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $8.4 million. The fair values of these contracts at June 28, 2003, totaled approximately $305,000, which is recorded as an asset on the Company's balance sheet in other current assets. The Company recorded a credit to earnings of approximately $57,000 for the quarter ended June 28, 2003 and the unrealized gain on these forward contracts of approximately $305,000 was included in "accumulated other comprehensive income" at June 28, 2003.

      Certain intercompany sales at the Company's Czech facility are denominated and paid in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on June 23, 2003 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At June 28,2003, the Company had outstanding forward exchange contracts that mature between July 2003 and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $4.8 million. The fair values of these contracts at June 28, 2003 totaled approximately $97,000, which is recorded as a liability on the Company's balance sheet in other current liabilities. The Company recorded an insignificant amount to earnings for the quarter ended June 28, 2003 and the unrealized loss on these forward contracts of approximately $97,000 was included in "accumulated other comprehensive income" at June 28, 2003.

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

            Not applicable

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit No.     Exhibits
            -----------     --------

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

            No Reports on Form 8-K were filed during the quarter ended June 28, 2003.

                                  SIGNATURE(S)

      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: August 11, 2003                     By: \s\ Brian P. Menezes
                                           ------------------------
                                           Brian P. Menezes
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


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


DATED: August 11, 2003                            By: \s\ John C. Corey
                                                  ---------------------
                                                  John C. Corey
                                                  President and
                                                  Chief Executive Officer

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


DATED: August 11, 2003                        By: \s\ Brian P. Menezes
                                              -----------------------------
                                              Brian P. Menezes
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)