Form 10-Q
period 2003-09-27
SAFETY COMPONENTS INTERNATIONAL INC
filed 2003-11-03
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                             Yes |X|            No |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of November 3, 2003, was 4,975,678.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The unaudited condensed consolidated financial information at September 27, 2003 and for the thirteen and twenty-six week periods then ended, unaudited condensed consolidated statements of operations and of cash flows for the thirteen and twenty-six weeks ended September 28, 2002 and the audited condensed consolidated balance sheet at March 29, 2003 relate to Safety Components International, Inc. and its subsidiaries.

    ITEM 1. FINANCIAL STATEMENTS                                                         PAGE
                                                                                         ----
            Condensed Consolidated Balance Sheets as of September 27, 2003
            (unaudited) and March 29, 2003                                                 3

            Unaudited Condensed Consolidated Statements of Operations for the
            thirteen weeks ended September 27, 2003 and September 28, 2002                 4

            Unaudited Condensed Consolidated Statements of Operations for the
            twenty-six weeks ended September 27, 2003 and September 28, 2002               5

            Unaudited Condensed Consolidated Statements of Cash Flows for the
            twenty-six weeks ended September 27, 2003 and September 28, 2002               6

            Notes to Unaudited Condensed Consolidated Financial Statements                 7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                 15

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                                             20

    ITEM 4. CONTROLS AND PROCEDURES                                                       21

PART II OTHER INFORMATION                                                                 22

    ITEM 5.  OTHER INFORMATION                                                            22

SIGNATURES                                                                                24

Private Securities Litigation Reform Act of 1995

      The discussion in this report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those relating to the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends, including the marketplace for airbag related products; the ability of Safety Components to effectively control costs and to satisfy customers on timeliness and quality; approval by automobile manufacturers of airbag cushions currently in production; pricing pressures and labor strikes.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                                 September 27, 2003   March 29, 2003
                                                                                                 ------------------   --------------
                                                                                                     (unaudited)           (1)
ASSETS

Current assets:
     Cash and cash equivalents .............................................................          $   5,797         $   7,564
     Accounts receivable, net ..............................................................             37,486            43,882
     Inventories, net ......................................................................             20,983            24,000
     Prepaid and other .....................................................................              3,268             1,949
                                                                                                      ---------         ---------
        Total current assets ...............................................................             67,534            77,395

Property, plant and equipment, net .........................................................             50,650            52,622
Identifiable intangible assets, net ........................................................              1,107             1,106
Other assets ...............................................................................              3,049             2,941
                                                                                                      ---------         ---------
        Total assets .......................................................................          $ 122,340         $ 134,064
                                                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................................          $  20,210         $  26,713
     Accrued and other current liabilities .................................................             13,052            10,956
     Current portion of long-term debt .....................................................              7,533            31,710
                                                                                                      ---------         ---------
        Total current liabilities ..........................................................             40,795            69,379

Long-term debt .............................................................................             18,141             7,363
Other long-term liabilities ................................................................              5,898             5,409
                                                                                                      ---------         ---------
        Total liabilities ..................................................................             64,834            82,151
                                                                                                      ---------         ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued .............................                 --                --
     Common stock: $0.01 par value per share - 20,000,000 shares authorized;
         5,000,000 shares issued and 4,959,678 shares outstanding ..........................                 50                50
     Common stock warrants .................................................................                 --                34
     Additional paid-in-capital ............................................................             52,353            50,916
     Treasury stock: 40,322 shares at cost .................................................               (411)             (411)
     Accumulated deficit ...................................................................               (557)           (3,446)
     Accumulated other comprehensive income ................................................              6,071             4,770
                                                                                                      ---------         ---------
        Total stockholders' equity .........................................................             57,506            51,913
                                                                                                      ---------         ---------
        Total liabilities and stockholders' equity .........................................          $ 122,340         $ 134,064
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

            SAFETY COMPONENTS INTERNATIONAL , INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                     Thirteen                 Thirteen
                                                                                   Weeks Ended               Weeks Ended
                                                                               September 27, 2003        September 28, 2002
                                                                               ------------------        ------------------
Net sales ...............................................................           $    52,747              $    57,537
Cost of sales, excluding depreciation ...................................                44,984                   49,351
Depreciation ............................................................                 2,735                    2,352
                                                                                    -----------              -----------
       Gross profit .....................................................                 5,028                    5,834

Selling and marketing expenses ..........................................                   679                      503
General and administrative expenses .....................................                 2,421                    2,805
Expenses associated with change of control ..............................                 2,758                       --
Research and development expenses .......................................                   390                      229
Amortization of intangible assets .......................................                    35                       30
                                                                                    -----------              -----------
       (Loss) income from operations ....................................                (1,255)                   2,267

Other expense (income), net .............................................                   259                      (43)
Interest expense, net ...................................................                   579                      894
                                                                                    -----------              -----------
       (Loss) income before income tax provision ........................                (2,093)                   1,416

Provision (benefit) for income taxes ....................................                  (602)                     711
                                                                                    -----------              -----------
Net (loss) income .......................................................           $    (1,491)             $       705
                                                                                    ===========              ===========

Net (loss) income per common share - basic and diluted ..................           $     (0.30)             $      0.14
                                                                                    ===========              ===========

Weighted average number of common shares outstanding - basic ............                 4,960                    4,960
                                                                                    ===========              ===========

Weighted average number of common shares outstanding - diluted ..........                 4,960                    4,965
                                                                                    ===========              ===========

      See notes to unaudited condensed consolidated financial statements.

            SAFETY COMPONENTS INTERNATIONAL , INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                        Twenty-six              Twenty-six
                                                                                       Weeks Ended              Weeks Ended
                                                                                   September 27, 2003       September 28, 2002
                                                                                   ------------------       ------------------
Net sales .................................................................            $   120,163              $   118,985
Cost of sales, excluding depreciation .....................................                 98,778                   99,814
Depreciation ..............................................................                  5,466                    4,548
                                                                                       -----------              -----------
       Gross profit .......................................................                 15,919                   14,623

Selling and marketing expenses ............................................                  1,452                    1,055
General and administrative expenses .......................................                  5,880                    6,603
Expenses associated with change in ownership ..............................                  2,758                       --
Research and development expenses .........................................                    720                      423
Amortization of intangible assets .........................................                     70                       58
                                                                                       -----------              -----------
       Income from operations .............................................                  5,039                    6,484

Other income, net .........................................................                 (1,139)                  (2,108)
Interest expense, net .....................................................                  1,247                    1,916
                                                                                       -----------              -----------
       Income before income tax provision and cumulative effect of
           change in method of accounting .................................                  4,931                    6,676

Provision for income taxes ................................................                  2,042                    3,264
                                                                                       -----------              -----------
       Income before cumulative effect of change in method of accounting ..                  2,889                    3,412

Cumulative effect of change in method of accounting .......................                     --                  (14,652)
                                                                                       -----------              -----------
Net income (loss) .........................................................            $     2,889              $   (11,240)
                                                                                       ===========              ===========

Net income (loss) per common share - basic:
       Income before cumulative effect of change in method of accounting ..            $      0.58              $      0.69
       Cumulative effect of change in method of accounting ................                     --                    (2.96)
                                                                                       -----------              -----------
Net income (loss) per common share - basic ................................            $      0.58              $     (2.27)
                                                                                       ===========              ===========

Net income (loss) per common share - diluted:
       Income before cumulative effect of change in method of accounting ..            $      0.57              $      0.69
       Cumulative effect of change in method of accounting ................                     --                    (2.96)
                                                                                       -----------              -----------
Net income (loss) per common share - diluted ..............................            $      0.57              $     (2.27)
                                                                                       ===========              ===========

Weighted average number of common shares outstanding - basic ..............                  4,960                    4,960
                                                                                       ===========              ===========

Weighted average number of common shares outstanding - diluted ............                  5,059                    4,960
                                                                                       ===========              ===========

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                      Twenty-six           Twenty-six
                                                                                      Weeks Ended          Weeks Ended
                                                                                  September 27, 2003    September 28, 2002
                                                                                  ------------------    ------------------
Cash Flows From Operating Activities:
     Net income (loss) ........................................................        $    2,889            $  (11,240)
     Cumulative effect of change in method of accounting ......................                --                14,652
                                                                                       ----------            ----------
     Income from continuing operations ........................................             2,889                 3,412
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
                Depreciation ..................................................             5,466                 4,548
                Amortization ..................................................                70                    58
                Loss on disposition of assets .................................               408                    16
                Deferred Taxes ................................................             1,050                    --
                Accrual of interest on current obligation .....................                --                    81
                Non-cash charge associated with change of control .............             1,404                    --
                Net changes in operating assets and liabilities ...............             3,158                (7,355)
                                                                                       ----------            ----------
                    Net cash provided by continuing operations ................            14,445                   760
                    Net cash provided by discontinued operations ..............                --                   661
                                                                                       ----------            ----------
                    Net cash provided by operating activities .................            14,445                 1,421
                                                                                       ----------            ----------

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment ...............................            (2,319)               (5,816)
                                                                                       ----------            ----------
                    Net cash used in continuing operations ....................            (2,319)               (5,816)
                    Net cash used in discontinued operations ..................                --                   (34)
                                                                                       ----------            ----------
                    Net cash used in investing activities .....................            (2,319)               (5,850)
                                                                                       ----------            ----------

Cash Flows From Financing Activities:
     Repayment of KeyBank Subordinated Secured term note ......................            (5,452)               (3,072)
     Repayment of Congress Subordinated term note .............................              (505)                 (674)
     Net (repayments) borrowings on Congress revolving credit facility ........            (6,359)               14,996
     Payment to former owner of acquired business .............................                --                  (955)
     Repayments of other debt and long term obligations .......................            (1,539)               (1,411)
                                                                                       ----------            ----------
                    Net cash (used in) provided by financing activities .......           (13,855)                8,884
                                                                                       ----------            ----------
Effect of exchange rate changes on cash and cash equivalents ..................               (38)                   40
                                                                                       ----------            ----------
(Decrease) increase in cash and cash equivalents ..............................            (1,767)                4,495
Cash and cash equivalents, beginning of period ................................             7,564                 2,692
                                                                                       ----------            ----------
Cash and cash equivalents, end of period ......................................        $    5,797            $    7,187
                                                                                       ==========            ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
                    Interest ..................................................        $      888            $    1,644
                    Income taxes ..............................................             3,033                 1,603

     Non-cash investing and financing activities:
                    Foreign currency translation adjustment ...................        $    1,627            $    2,814
                    Unrealized loss on hedging transactions, net of taxes .....               326                   100

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

Discontinued Operations

      As discussed in Note 2, the Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 11, 2000, the measurement date, through March 29, 2003. Prior to March 29, 2003, the Company had disposed of the last of its discontinued operations with the sale of Galion, Inc. on December 23, 2002. Accordingly, the businesses' net losses during the quarter ended September 28, 2002, which were incurred subsequent to the measurement date, were applied against the accrued losses recorded at that date.

Segment Information

      The Company has adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag fabric and technical fabrics), uses similar processes in selling the products and sells the products to similar classes of customers. As a result of these similar economic characteristics and the way the business is managed, the Company has aggregated the results into a single segment for purposes of reporting financial condition and results of operations.

Stock Based Compensation

      On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to shareholder approval. The Stock Option Plan provides for the issuance of options to purchase up to an aggregate of 900,000 shares of SCI's Common Stock to key officers, employees, directors and consultants of SCI or its affiliates. Unless designated otherwise by the Compensation Committee of the Board of Directors, options granted pursuant to the Stock Option Plan are intended to be nonstatutory stock options. The Compensation Committee determines the exercise price and the term of options granted pursuant to the Stock Option Plan at the time of grant. Each award is determined by the Compensation Committee on an individual basis. On May 18, 2001, options to purchase a total of 510,100 shares of common stock at a fair market price of $8.75 per share (subject to adjustment in certain circumstances) were granted by the Compensation Committee to 22 employee participants and to the outside directors under the Stock Option Plan. Additional options to purchase 190,000 shares of common stock at a fair market price of $6.71 per share were granted by the Compensation Committee to employees and outside directors on April 1, 2002. All options expire on October 31, 2010.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The Company applies the principles of Accounting Principles Board Opinion ("APB") No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Accordingly, under APB 25, no compensation cost was recognized in the Company's financial statements in prior periods. During the quarter ended September 27, 2003 the Company experienced a change of control and as a result under the provisions of the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") all options vested immediately and a certain subset of the options were re-priced to $0.01 (the "modified options"). The re-pricing constituted a modification of the Stock Option Plan and under APB No. 25 and Financial Interpretation Number ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation," the Company was required to recognize compensation cost of $1.4 million ($823,000 net of tax) for the modified options, representing 126,900 options, for the quarter ended September 27, 2003. No expense was recognized on the remaining 567,800 options that did not have the re-pricing provision. According to the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company is required to disclose the compensation expense included in net income based on APB No. 25 and the related pro-forma cost measured by the fair value method under SFAS No. 123, net of tax effects. Additionally, the modification resulted in an increased value for the modified options (the "incremental fair value") that is disclosed as part of the pro-forma expense measured by the fair value method.

      The fair value of the original options are based upon the Black-Scholes option-pricing model, and are estimated on the date of grant with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero percent dividends; expected lives of 6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent. The fair values of the options granted at May 18, 2001 and April 1, 2002, were $4.26 and $6.44 per share, respectively. Prior to the modification, the Company's SFAS No. 123 pro-forma compensation expense would have been $872,000 and $0 for the quarters ended September 27, 2003 and September 28, 2002, respectively, and $1,116,000 and $0 for the twenty-six weeks ended September 27, 2003 and September 28, 2002, respectively

      As a result of the modification, the incremental fair value of the modified options are to be estimated immediately before its terms are modified and on the date of modification. The fair values for the modified options were also based on the Black-Scholes option-pricing model, with the following assumptions used: risk free interest rate of 0.99 percent; zero percent dividends; expected life of 0.5 years; expected volatility of 83.7 percent; and an exercise price of $0.01 and $8.75. The incremental fair value of the modified options was $7.38. As a result, the incremental pro-forma compensation expense was $534,000 and $0 for the quarters ended September 27, 2003 and September 28, 2002, respectively.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 (as amended), the Company's compensation cost (net of tax), net income (loss) and net income (loss) per common share, basic and diluted, would have been affected as indicated in the pro-forma amounts below (unaudited) (in thousands, except per share data):

                                            Thirteen               Thirteen          Twenty-six           Twenty-six
                                           weeks ended           weeks ended         weeks ended          weeks ended
                                       September 27, 2003    September 28, 2002   September 27, 2003   September 28, 2002
                                       ----------------------------------------------------------------------------------
Net income (loss), as reported:            $   (1,491)          $      705            $    2,889          $  (11,240)
  Add: Total stock-based
   employee compensation
   expense included in reported
   net income (loss), net of tax                  823                   --                   823                  --

  Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value method, net of tax                1,406                   --                 1,650                  --
                                       ----------------------------------------------------------------------------------
Pro forma net income (loss):               $   (2,074)          $      705            $    2,062          $  (11,240)
                                       ==================================================================================

Net income (loss) per share:
  Basic - as reported:                     $     (.30)          $     0.14            $     0.58          $    (2.27)

  Basic - pro forma:                       $     (.42)          $     0.14            $     0.42          $    (2.27)

  Diluted - as reported:                   $     (.30)          $     0.14            $     0.57          $    (2.27)

  Diluted - pro forma:                     $     (.42)          $     0.14            $     0.41          $    (2.27)

      There were 700,100 and 694,700 options outstanding as of March 29, 2003 and September 27, 2003, respectively. During the period ended September 27, 2003, there were forfeitures of 4,000 and 1,400 options with an exercise price of $8.75 and $6.71, respectively, and no options were granted, exercised or expired. Of the 694,700 options outstanding at September 27, 2003, 379,200 have an exercise price of $8.75, 126,900 have an exercise price of $0.01 and 188,600 have an exercise price of $6.71, with all options having a weighted average remaining contractual life of 7.10 years. All options outstanding became fully vested upon the change of control and are currently exercisable.

Note 2 Discontinued Operations

      On December 23, 2002, the Company completed the disposal of its discontinued operations with the sale of Galion, Inc. ("Galion") pursuant to a stock purchase agreement between the Company and Galion Acquisition, LLC, an affiliate of The Diversified Group Incorporated. Net sales for the Company's discontinued metal and defense operations were $1,470,000 and $3,606,000 for the thirteen and twenty-six weeks ended September 28, 2002 and, as discussed in Note 1, no gain or loss was recognized in these periods.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3  Inventories

      Inventories reported on the Company's balance sheets were as follows (unaudited) (in thousands):

                                    September 27, 2003     March 29, 2003
                                    -------------------------------------
                  Raw materials        $      4,734         $      7,023
                  Work-in-process             6,593                7,684
                  Finished goods              9,656                9,293
                                    ------------------------------------
                    Total              $     20,983         $     24,000
                                    ====================================

Note 4 Long-Term Debt

      At September 27, 2003, the Company had an aggregate $35.0 million revolving credit facility, with Congress Financial Corporation (Southern) (the "Congress Facility") expiring October 9, 2003 and currently bearing interest at 4.00%. Under the Congress Facility, the Company may borrow up to the lesser of
(a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings under the Congress Facility (and its borrowing limitations) are $2.1 million in term loans that are to be repaid in equal monthly installments of approximately $84,000, with the unpaid principal amount due on October 9, 2003 (as discussed below, the Congress Facility was amended and extended on October 8, 2003). The amount outstanding under the Congress Facility at September 27, 2003 and March 29, 2003 (including term loans) was $12.4 million and $19.3 million, respectively. Also included within the borrowings under the Congress Facility is a $3.0 million letter of credit facility, under which the Company had exposure of $497,000 and $424,000 pursuant to letters of credit outstanding at September 27, 2003 and March 29, 2003, respectively. At September 27, 2003, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $13.9 million.

      At September 27, 2003, the Company's subordinated secured note facility (the "Subordinated Facility"), bearing interest at 11%, with KeyBank National Association and Fleet Bank was set to mature on October 10, 2003. The amount outstanding under the Subordinated Facility at September 27, 2003 and March 29, 2003 was $3.8 million and $9.2 million, respectively. The Subordinated Facility was repaid in full on October 8, 2003 with proceeds from the amended Congress facilities discussed below.

      On October 8, 2003, the Company executed an amendment to its credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). As amended, the Company has an aggregate, $35.0 million revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at October 8, 2003 was $6.4 million. The Congress Revolver also provides for a $5.0 million letter of credit facility, under which the Company had $497,000 outstanding pursuant to letters of credit at October 8, 2003. At October 8, 2003, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $33.1 million.

      In addition, the amendment provided for a term facility (the "Congress Term A") under which $4.3 million was borrowed at October 8, 2003. The Congress Term Loan A is payable in equal monthly installments of approximately $125,000, with the unpaid principal amount due on October 8, 2006. In addition to the Congress Revolver and Congress Term A, the amendment also provided for an additional $4.5 million term loan (the "Congress Term B") which is undrawn and is currently fully available. The Congress Term B loan bears interest at Prime (as defined under the facility) plus 3%.

      The interest rate on the Congress Revolver and Congress Term A is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ratio (as defined). The Company may make borrowings based on the Prime Rate (as defined) or the LIBOR rate, in each case with an applicable margin applied to the rate. At October 8, 2003, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. The Company is required to pay a monthly commitment fee of 0.25% on the unused portion of the Congress Revolver.

      Under the Congress Revolver and Congress Term A facilities, the Company is subject to a minimum Tangible Net Worth financial covenant (as defined). To the extent that the Company has borrowings outstanding under the Congress Term B facility, it is subject to certain additional financial covenants including minimum EBITDA, minimum Fixed Charge Coverage Ratio, maximum Leverage Ratio, and maximum Capital Expenditures (all as defined under the facility). The Congress facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At September 27, 2003 and October 8, 2003, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress facilities.

Note 5 Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding for the period. Potentially dilutive common shares consist of shares under option. A reconciliation of basic and diluted weighted average shares outstanding is presented below (unaudited):

                              ------------------------------------------------------------------------------------
                                   Thirteen              Thirteen             Twenty-six            Twenty-six
                                 weeks ended           weeks ended            weeks ended           weeks ended
                              September 27, 2003    September 28, 2002    September 27, 2003    September 28, 2002
                              ------------------------------------------------------------------------------------
Weighted average number
    of common shares
    outstanding - basic              4,959,678            4,959,678            4,959,678               4,959,678
Net effect of dilutive stock
    options - based on the
    treasury stock method
    using the average
    market price                             *                5,700               99,558                       *
                              ------------------------------------------------------------------------------------
Weighted average number
    of common shares
    outstanding - diluted            4,959,678            4,965,378            5,059,236               4,959,678
                              ====================================================================================

* Effect is anti-dilutive for these periods (all options were anti-dilutive).

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 Comprehensive Income (loss)

      The components of comprehensive income (loss) are as follows (unaudited) (in thousands):

                              ------------------------------------------------------------------------------------
                                   Thirteen              Thirteen             Twenty-six            Twenty-six
                                 weeks ended           weeks ended            weeks ended           weeks ended
                              September 27, 2003    September 28, 2002    September 27, 2003    September 28, 2002
                              ------------------------------------------------------------------------------------
Net income (loss)                   $ (1,491)            $    705              $  2,889               $(11,240)
Foreign currency
  translation adjustment                  85                 (871)                1,627                  2,814
Unrealized gain (loss) on
  hedging transactions,
  net of taxes                          (533)                 (11)                 (326)                  (100)
                              ------------------------------------------------------------------------------------
Comprehensive income
  (loss)                            $ (1,939)            $   (177)             $  4,190               $ (8,526)
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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on April 10, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At September 27, 2003, the Company had outstanding forward exchange contracts that mature between October 2003 and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $5.3 million. The fair values of these contracts at September 27, 2003, totaled approximately $180,000, which is recorded as a liability on the Company's balance sheet in other current liabilities. The Company recorded a credit to earnings of approximately $43,000 and $101,000 for the thirteen and twenty-six week periods ended September 27, 2003 and the unrealized loss on these forward contracts of approximately $179,000 was included in "accumulated other comprehensive income" at September 27, 2003.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on June 23, 2003 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At September 27, 2003, the Company had outstanding forward exchange contracts that mature between October 2003 and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $4.0 million. The fair values of these contracts at

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003 totaled approximately $147,000, which is recorded as a liability on the Company's balance sheet in other current liabilities. The Company recorded a charge to earnings of approximately $53,000 for both the thirteen and twenty-six week periods ended September 27, 2003 and the unrealized loss on these forward contracts of approximately $147,000 was included in "accumulated other comprehensive income" at September 27, 2003.

Note 9 New Accounting Standards

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

      In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have any effect on the Company's financial position or statement of operations.

Note 10 Change of Control

      On September 23, 2003, based on filings with the SEC, Zapata Corporation ("Zapata", NYSE: "ZAP") acquired 2,663,905 shares of the Company's common stock constituting approximately 53.7% of the outstanding shares of such common stock in privately negotiated transactions at a purchase price of $30.9 million or $11.59 per share (including brokerage commissions). On October 2, 2003, based on filings with the SEC, Zapata acquired an additional 1,498,489 shares of the Company's common stock in two privately negotiated transactions for an aggregate $16.9 million or $11.30 per share (including brokerage commissions). As a result of these transactions, Zapata owns approximately 83.9% of Safety Components' outstanding shares.

      Zapata Corporation is a holding company that has one other operating company, Omega Protein Corporation (NYSE: "OME"), in which it has a 60% ownership interest. Omega Protein is the nation's largest marine protein company. In addition, Zapata owns 98% of its subsidiary, Zap.Com Corporation (OTCBB: "ZPCM"), which is a public shell corporation.

      This change of control event triggered certain provisions of the Company's Stock Option Plan, including that all options vest immediately and that a certain subset of the options be re-priced to $0.01. The re-pricing constituted a modification of the Stock Option Plan and the Company was required to recognize a one-time, non-recurring compensation cost of $1.4 million for the modified options, representing 126,900 options, for the quarter ended September 27, 2003. Additionally, in lieu of repricing their Class A stock options, the employment agreements of certain key executives included a provision for a one-time, non-recurring bonus payable in the event of a change of control. The aggregate bonus was $1.4 million and was recognized as an expense in the quarter ended September 27, 2003.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 Cumulative Effect of Change in Method of Accounting

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The following discussion and analysis of the Company's financial condition and results of operations are based on the Company's unaudited condensed Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended March 29, 2003. The Company's critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis in the Annual Report on Form 10-K for the year ended March 29, 2003.

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

Results of Operations

      The Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 10, 2000, the measurement date, through disposal of the final discontinued business on December 23, 2002. The following summarizes the results of continuing operations for the Company for the thirteen week and twenty-six week periods ended September 27, 2003 and September 28, 2002.

(In thousands)

                                       Thirteen              Thirteen             Twenty-six            Twenty-six
                                       weeks ended           weeks ended           weeks ended           weeks ended
                                   September 27, 2003    September 28, 2002    September 27, 2003    September 28, 2002
                                   ------------------------------------------------------------------------------------
Net sales                               $  52,747             $  57,537             $ 120,163           $ 118,985
Gross profit                                5,028                 5,834                15,919              14,623
Income (loss) from operations              (1,255)                2,267                 5,039               6,484
Other expense (income), net                   259                   (43)               (1,139)             (2,108)
Interest expense, net                         579                   894                 1,247               1,916
Provision (benefit) for income
    taxes                                    (602)                  711                 2,042               3,264
Cumulative effect of change in
    method of accounting                       --                    --                    --             (14,652)
Net income (loss)                          (1,491)                  705                 2,889             (11,240)

Second Quarter (Thirteen Weeks) Ended September 27, 2003 Compared to Second Quarter (Thirteen Weeks) Ended September 28, 2002.

      Net Sales. Net sales decreased $4.8 million, or 8.3%, to $52.7 million for the second quarter ended September 27, 2003 compared to the second quarter ended September 28, 2002. North American operations' net sales decreased $6.5 million or 19.9% compared to the second quarter ended September 28, 2002, with the decrease principally due to decreased demand in the North American automotive market. Net sales for European operations increased $1.7 million or 7.0% compared to the second quarter ended September 28, 2002. The increase in European net sales is due principally to the effect of changes in foreign currency exchange rates that increased net sales as expressed in U.S. dollars by approximately $3.8 million over the amount that would have been reported based on exchange rates in effect in the second quarter ended September 28, 2002. The favorable effect of exchange rates was offset by a reduction in volume of approximately $2.1 million due to decreased demand in the European automotive market.

      Gross Profit. Gross profit decreased $806,000, or 13.8%, to $5.0 million for the second quarter ended September 27, 2003 compared to the second quarter ended September 28, 2002. The decrease in gross profit is due primarily to North American operations, representing a decrease of $1.4 million or 24.8% compared to the prior year. This decrease can be attributed to the decrease in net sales combined with increased depreciation costs associated with newly acquired capital assets. Gross profit for European operations increased $600,000 as a result of improvements in operating efficiencies and cost savings resulting from the Company's transfer of production lines within Europe in the prior year. Gross profit as a percentage of net sales decreased to 9.5% for the second quarter ended September 27, 2003 from 10.1% for the second quarter ended September 28, 2002.

      (Loss)/Income from Operations. The Company experienced an operating loss of $1.3 million for the second quarter ended September 27, 2003 compared to operating income of $2.3 million for the second quarter ended September 28, 2002. The decrease is primarily due to the recognition of a one-time, non-recurring charge of approximately $2.8 million associated with stock compensation and executive bonuses resulting from the Company's change of control, as well as the items discussed above.

      Other Expense, net. The Company recognized other expense, net of $259,000 for the second quarter ended September 27, 2003 as compared to other income, net of $43,000 for the second quarter ended September 28, 2002. Other expense, net is realized primarily from foreign transaction gains resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction losses of $139,000 during the second quarter ended September 27, 2003, compared to net foreign transaction gains of $52,000 recorded in the second quarter ended September 28, 2002. The current year's foreign transaction losses resulted from changes in foreign currency exchange rates of approximately 0.4% from those at June 28, 2003.

      Interest Expense, net. Interest expense decreased $315,000, or 35.2%, to $579,000 for the second quarter ended September 27, 2003, compared to the second quarter ended September 28, 2002. The decrease is attributable primarily to a decrease in average levels of outstanding debt from $46.7 million to $25.9 million in the second quarter ended September 27, 2003 as compared to the second quarter ended September 28, 2002.

      Provision (Benefit) for Income Taxes. The provision for income taxes for the second quarter ended September 27, 2003 decreased $1.3 million from a provision of $711,000 for the second quarter ended September 28, 2002, to a benefit of $602,000 for the second quarter ended September 27, 2003. The decrease is due to the Company's recognition of a tax benefit due to the loss incurred during the second quarter ended September 27, 2003. The Company's effective tax rate for the second quarter ended September 27, 2003 was 28.8% compared to 50.2% for the second quarter ended September 28, 2002. The effective tax rate for the second quarter ended September 27, 2003 is a result of the higher European tax rate, offset by a U.S. benefit recognized for the quarter. The effective tax rate for the second quarter ended September 28, 2002 was substantially higher due to tax benefits on pre-tax losses incurred at certain of the Company's European subsidiaries for the quarter being fully reserved under SFAS No. 109.

      Net Income/(Loss). The Company's net loss was $1.5 million for the second quarter ended September 27,

2003 compared to net income of $705,000 for the second quarter ended September 28, 2002. This change in net income resulted from the items discussed above.

Twenty-six Weeks Ended September 27, 2003 Compared to Twenty-six Weeks Ended September 28, 2002.

      Net Sales. Net sales increased $1.2 million, or 1.0%, to $120.2 million for the twenty-six weeks ended September 27, 2003 compared to the twenty-six weeks ended September 28, 2002. North American operations' net sales decreased $7.6 million, or 11.2%, compared to the twenty-six weeks ended September 28, 2002, with the decrease principally due to decreased demand in the North American automotive market. Net sales for European operations increased $8.7 million, or 16.9%, compared to the twenty-six weeks ended September 28, 2002. The increase in the European operations' net sales is due primarily to the effect of changes in foreign currency exchange rates that increased net sales as expressed in U.S. dollars by approximately $7.5 million over the amount that would have been reported based on exchange rates in effect for the twenty-six weeks ended September 28, 2002, and additional volumes resulting from new programs at the European operations.

      Gross Profit. Gross profit increased $1.3 million, or 8.9%, to $15.9 million for the twenty-six weeks ended September 27, 2003 compared to the twenty-six weeks ended September 28, 2002. The increase in gross profit is due primarily to European operations, representing an increase of $2.5 million or 89.8% over the prior year. This increase can be attributed to the increase in net sales as well as improved operating efficiencies and cost savings in operations resulting from the Company's prior year transfer of production lines within Europe. Gross profit decreased slightly in North America due to decreased sales as well as increased depreciation. Gross profit as a percentage of net sales increased to 13.2% for the twenty-six weeks ended September 27, 2003 from 12.3% for the twenty-six weeks ended September 28, 2002.

      Income from Operations. Income from operations decreased $1.4 million, or 22.3%, to $5.0 million for the twenty-six weeks ended September 27, 2003 compared to the twenty-six weeks ended September 28, 2002. The decrease is attributable to the recognition of a one-time, non-recurring charge of approximately $2.8 million associated with stock compensation and executive bonuses resulting from the Company's change of control, offset by the increase in gross profit discussed above. Income from operations as a percentage of net sales decreased to 4.2% for the twenty-six weeks ended September 27, 2003 from 5.4% for the twenty-six weeks ended September 28, 2002.

      Other Income, net. The Company recognized other income, net of $1.1 million for the twenty-six weeks ended September 27, 2003, as compared to other income, net of $2.1 million for the twenty-six weeks ended September 28, 2002. Other income, net is realized primarily from foreign transaction gains resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction gains of $1.3 million during the twenty-six weeks ended September 27, 2003, compared to net foreign transaction gains of $2.0 million recorded in the twenty-six weeks ended September 28, 2002. The current year's foreign transaction gains resulted from significant favorable changes in foreign currency exchange rates of approximately 6.4% from those at March 29, 2003.

      Interest Expense, net. Interest expense decreased $669,000, or 34.9%, to $1.3 million for the twenty-six weeks ended September 27, 2003, compared to the twenty-six weeks ended September 28, 2002. The decrease is attributable primarily to a decrease in average levels of outstanding debt from $45.5 million in the twenty-six weeks ended September 28, 2002, to $30.4 million in the twenty-six weeks ended September 27, 2003.

      Provision for Income Taxes. The provision for income taxes for the twenty-six weeks ended September 27, 2003 decreased $1.3 million to $2.0 million for the twenty-six weeks ended September 27, 2003 from $3.3 million for the twenty-six weeks ended September 28, 2002. The Company's effective tax rate for the twenty-six weeks ended September 27, 2003 was 41.4% compared to 48.9% for the twenty-six weeks ended September 28, 2002. The effective tax rate for the twenty-six weeks ended September 27, 2003 is lower due to higher tax rates at certain of the Company's European subsidiaries. The effective tax rate for the twenty-six weeks ended September 28, 2002 was higher because of the recognition of tax provisions for the Company's German subsidiary at higher local rates and the recording of an additional provision for income taxes resulting from an examination by German taxing authorities.

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

      Net Income. The Company's net income was $2.9 million for the twenty-six weeks ended September 27, 2003 compared to net loss of $11.2 million for the twenty-six weeks ended September 28, 2002. This change in net income resulted from the items discussed above, in large part, the cumulative effect of change in method of accounting.

Liquidity and Capital Resources

Cash Flows

      Net cash provided by operating activities of continuing operations was $14.4 million for the twenty-six weeks ended September 27, 2003, compared to cash provided by operating activities of continuing operations of $760,000 in the comparable period in the prior year. The cash provided by operating activities of continuing operations was generated principally from the income of the continuing operations and the favorable effects of reductions in inventory levels and receivables, offset by a reduction in accounts payable. The cash provided by operating activities in the comparable period of the prior year was primarily due to the increased inventory levels associated with the move of production lines and the ramp-up of programs in Europe.

      Net cash used in investing activities of continuing operations was $2.3 million for the twenty-six weeks ended September 27, 2003, compared to net cash used in investing activities of continuing operations of $5.8 million for the comparable period in the prior year. Capital expenditures in the prior year were higher than in the current year due to capacity increases necessitated by new programs awarded by customers.

      Net cash used in financing activities of continuing operations was $13.9 million for the twenty-six weeks ended September 27, 2003, compared to net cash provided by financing activities of continuing operations of $8.9 million for the comparable period in the prior year. Net cash used in financing activities of continuing operations for the twenty-six weeks ended September 27, 2003 is attributable to the Company's repayments on its revolving credit facility and payments on various other long-term obligations. Borrowings under credit facilities in the twenty-six weeks ended September 27, 2003 were used to fund increases in working capital as well as increased levels of capital expenditures, offset by payments on various long-term obligations.

Credit Facilities

      At September 27, 2003, the Company had an aggregate, $35.0 million revolving credit facility, with Congress Financial Corporation (Southern) (the "Congress Facility") expiring October 9, 2003 and bearing interest at 4.00%. Under the Congress Facility, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. Included within borrowings under the Congress Facility (and its borrowing limitations) are $2.1 million in term loans which are to be repaid in equal monthly installments of approximately $84,000, with the unpaid principal amount due on October 9, 2003 (as discussed below, the Congress Facility was amended and extended on October 8, 2003). The amount outstanding under the facility at September 27, 2003 and March 29, 2003 (including term loans) was $12.4 million and $19.7 million, respectively. Also included within the borrowings under the Congress Facility is a $3.0 million letter of credit facility, under which the Company had exposure of $497,000 and $424,000 pursuant to letters of credit outstanding at September 27, 2003 and March 29, 2003, respectively. At September 27, 2003, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $13.9 million.

      At September 27, 2003, the Company's subordinated secured note facility (the "Subordinated Facility"), bearing interest at 11%, with KeyBank National Association and Fleet Bank was set to mature on October 10, 2003. The amount outstanding under the Subordinated Facility at September 27, 2003 and March 29, 2003 was $3.8 million and $9.2 million, respectively. On October 8, 2003 the Subordinated Facility was repaid in full with proceeds from the amended Congress facilities as discussed below.

      On October 8, 2003, the Company executed an amendment to its credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). As amended, the Company has an aggregate, $35.0 million, revolving credit facility with Congress Financial Corporation (Southern) (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at October 8, 2003 was $6.4 million. The Congress Revolver also provides for a $5.0 million letter of credit facility, under which the Company had $497,000 outstanding pursuant to letters of credit at October 8, 2003. At October 8, 2003, the Company's availability for additional borrowings (under the maximum allowable limit) was approximately $33.1 million.

      In addition, the amendment provided for a term facility (the "Congress Term A") under which $4.3 million was borrowed at October 8, 2003. The Congress Term Loan A is payable in equal monthly installments of approximately $125,000, with the unpaid principal amount due on October 8, 2006. In addition to the Congress Revolver and Congress Term A, the amendment also provided for an additional $4.5 million term loan (the "Congress Term B") which is undrawn and is currently fully available. The Congress Term B loan bears interest at Prime (as defined under the facility) plus 3%.

      The interest rate on the Congress Revolver and Congress Term A is variable, depending on the amount of the Company's Excess Availability (as defined) at any particular time and the Company's Fixed Charge Coverage Ratio (as defined). The Company may make borrowings based on the Prime Rate (as defined) or the LIBOR rate, in each case with an applicable margin applied to the rate. At October 8, 2003, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. The Company is required to pay a monthly commitment fee of 0.25% on the unused portion of the Congress Revolver.

      Under the Congress Revolver and Congress Term A facilities, the Company is subject to a minimum Tangible Net Worth financial covenant (as defined). To the extent that the Company has borrowings outstanding under the Congress Term B facility, it is subject to certain additional financial covenants including minimum EBITDA, minimum Fixed Charge Coverage Ratio, maximum Leverage Ratio, and maximum Capital Expenditures (all as defined under the facility). The Congress facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At October 8, 2003, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress facilities.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at September 27, 2003.

                                                                             As of September 27, 2003
                                       -------------------------------------------------------------------------------------------
                                        Total          2004          2005          2006          2007          2008     Thereafter
                                       -------------------------------------------------------------------------------------------
Contractual obligations
     Credit facility                   $12,422       $ 1,000       $ 1,000       $10,422       $    --       $    --       $    --
     Other long-term debt               12,275         6,155         2,297           746           709         1,536           832
     Capital lease obligations             977           377           318           261            14             7            --
     Operating lease commitments         2,532           846           596           453           333           304            --
                                       -------------------------------------------------------------------------------------------
              Total                    $28,206       $ 8,378       $ 4,211       $11,882       $ 1,056       $ 1,847       $   832
                                       ===========================================================================================

Recent Development

      In transactions occurring between September 23, 2003 and October 2, 2003, Zapata Corporation ("Zapata," NYSE: "ZAP") acquired approximately 83.9% of the Company's issued and outstanding shares of common stock. For information regarding this development, see "Note 10 - Change of Control" to the Company's condensed Consolidated Financial Statements contained herein and Part II - Item 5 "Other Information" of this report, which information is incorporated herein by reference.

New Accounting Standards

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

      In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have any effect on the Company's financial position or statement of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Company's revolving credit facility are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facility are variable. As of September 27, 2003, the Company's interest rates under its revolving credit facility approximated 4.0%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facility would result in an addition to or reduction in annual interest expense of approximately $200,000.

      The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a materially adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. The Company has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on April 10, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At September 27, 2003, the Company had outstanding forward exchange contracts that mature between October 2003 and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $5.3 million. The fair values of these contracts at September 27, 2003, totaled approximately $180,000, which is recorded as a liability on the Company's balance sheet in other current liabilities. The Company recorded a credit to earnings of approximately $43,000 and $101,000 for the thirteen and twenty-six week periods ended September 27, 2003 and the unrealized loss on these forward contracts of approximately $179,000 was included in "accumulated other comprehensive income" at September 27, 2003.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on June 23, 2003 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts were designated as hedges at inception and are being monitored for effectiveness on a routine basis. At September 27, 2003, the Company had outstanding forward exchange contracts that mature between October 2003 and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $4.0 million. The fair values of these contracts at June 28, 2003 totaled approximately $147,000, which is recorded as a liability on the Company's balance sheet in other current liabilities. The Company recorded a charge to earnings of approximately $53,000 for both the thirteen and twenty-six week periods ended September 27, 2003 and the unrealized loss on these forward contracts of approximately $147,000 was included in "accumulated other comprehensive income" at September 27, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company's management (with the participation of the Company's principal executive and principal financial officers, Messrs. Corey and Menezes, respectively) carried out an evaluation of the effectiveness and design of the Company's disclosure controls and procedures. Based on this evaluation, each of Messrs. Corey and Menezes concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

            On September 23, 2003, based on filings with the SEC, Zapata Corporation ("Zapata," NYSE: "ZAP") acquired 2,663,905 shares of the common stock of Safety Components International, Inc. (the "Company"), constituting approximately 53.7% of the issued and outstanding shares of such common stock, in privately negotiated transactions at a purchase price of $30.9 million or $11.59 per share. On October 2, 2003, based on filings with the SEC, Zapata executed a transaction to acquire an additional 1,498,489 shares of the Company's common stock in two privately negotiated transactions aggregating $16.9 million or $11.30 per share. As a result of these recent purchases, Zapata now holds approximately 83.9% of the Company's issued and outstanding shares. For additional information regarding Zapata and its investment in the Company (including information regarding the "purpose of the transaction" and "contracts, arrangements, understandings or relationships with respect to securities of the issuer"), see the Schedule 13D filed by Zapata on September 29, 2003, as amended on October 6, 2003, October 9, 2003 and October 14, 2003, and as may be subsequently amended. See also "Note 10 - Change of Control" to our condensed Consolidated Financial Statements contained elsewhere herein.

            Zapata is a holding company that has one other operating company, Omega Protein Corporation (NYSE: "OME"), in which it has a 60% ownership interest. Omega Protein is the nation's largest marine protein company. In addition, Zapata owns 98% of its subsidiary, Zap.Com Corporation (OTCBB:
      "ZPCM"), which is a public shell corporation.

            On October 16, 2003, the Company issued a press release announcing the adjournment of its 2003 Annual Meeting of Shareholders, previously noticed for Tuesday, October 14, 2003, due to the absence of a quorum for the transaction of business, and indicating that a new date for the 2003 annual meeting will be established and announced thereafter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit No.       Exhibits
      ---   -----------       --------

            10.29 Amendment No. 3 and Consent to Loan and Security Agreement, dated October 8, 2003 by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern).

            10.30 Form of Indemnification Agreement by and between Safety Components International, Inc., Automotive Safety Components International, Inc., Safety Components Fabric Technologies, Inc., and certain officers and directors.

            31.1 Certification of CEO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of CFO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

            No Reports on Form 8-K were filed during the quarter ended September 27, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: November 3, 2003                    By: \s\ Brian P. Menezes
                                           -------------------------------------
                                           Brian P. Menezes
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                           By: \s\ William F. Nelli
                                           -------------------------------------
                                           William F. Nelli
                                           Controller
                                           (Principal Accounting Officer)