Form 10-K
period 2003-12-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 2004-03-22
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

            |_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from March 30, 2003 to December 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes |X| No |_|.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |_| No |X|.

      The aggregate market value of the common stock held by persons other than affiliates of the registrant (based upon the assumption, for purposes of this computation only, that Zapata Corporation and all of the registrant's directors and executive officers were affiliates), as of September 26, 2003, was approximately $9,323,000.

      The number of shares outstanding of the registrant's common stock, as of February 27, 2004, is as follows:

--------------------------------------------------------------------------------
Class                                                           Number of Shares
--------------------------------------------------------------------------------
Common Stock, par value $.01 per share                                 5,037,478
--------------------------------------------------------------------------------

     Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
                    Securities Litigation Reform Act of 1995

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Transition Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal year 2004, overall volume and pricing trends or strategies and their anticipated results, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include (but are not limited to): general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the automotive industry.

                                     PART I

ITEM 1. BUSINESS

The Company

      Safety Components International, Inc. (including, when the context requires, its consolidated subsidiaries, the "Company" or "Safety Components") was incorporated in Delaware in 1994. It is a leading low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. The Company sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. The Company believes that it is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as fire service apparel, ballistics material for luggage, filtration and military tents. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows the Company to more effectively utilize its manufacturing assets and lower per unit overhead costs.

      Net sales of automotive airbag cushions, automotive fabrics and technical fabrics products (the "automotive airbag and fabrics products" business) were approximately $183.7 million, $244.3 million and $203.3 million in the nine month period from March 30, 2003 to December 31, 2003, and the years ended March 29, 2003 and March 30, 2002, respectively. Subsequent to the Change of Control (described below), the Company has changed its fiscal year to a calendar year end to coincide with Zapata's fiscal year end. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. The years ended March 29, 2003 and March 30, 2002 each consisted of twelve months of operations.

Change of Control

      On September 29, 2003, Zapata Corporation ("Zapata", NYSE: "ZAP") filed a
Schedule 13D with the Securities and Exchange Commission (the "SEC") indicating that as of September 18, 2003 it had acquired 2,663,905 shares of the Company's common stock which then constituted approximately 53.7% of the issued and outstanding shares of such common stock. As a result, a change of control of the Company (the "Change of Control") occurred. On October 6, 2003, Zapata filed an amendment to its Schedule 13D with the SEC, indicating that it had acquired an additional 1,498,489 shares of the Company's common stock which, together with the shares previously acquired, then constituted approximately 83.9% of the issued and outstanding common stock of the Company. Zapata's Schedule 13D states that the shares purchased as of September 18, 2003 were purchased in privately negotiated block purchases for a total of approximately $30.9 million, or an average price per share of $11.59, in cash, the source of which was Zapata's working capital. This amendment to Zapata's Schedule 13D states that the additional shares purchased on October 2, 2003 were purchased in a privately negotiated transaction for $16.9 million, or $11.30 per share, in cash, the source of which was Zapata's working capital.

      On October 14, 2003, Zapata filed another amendment to its Schedule 13D, in which it stated that its Chairman and Chief Executive Officer, Avram Glazer, together with another Zapata representative met with the Company's management to discuss Zapata's investment in the Company. This amendment further stated that during those discussions, Mr. Glazer requested that the Company's Board of Directors nominate individuals selected by Zapata to serve on the Company's Board of Directors and to have such persons constitute a majority of the Company's Board of Directors and that the Company's management agreed to consider the request and pursue appropriate actions. In addition, this Amendment states that on October 13, 2003, Zapata wrote a letter to the Company's corporate secretary advising him that Zapata's shares of common stock would not be present at the Company's Annual Meeting of Stockholders scheduled for October 14, 2003.

      On November 12, 2003, the Company's Audit Committee and Board of Directors determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to December 31 of each year. The Audit Committee also determined to notify Deloitte & Touche LLP that it would not be retained to perform the audit of the financial statements of the Company for the fiscal year ending March 27, 2004 or any transition period and determined to engage the accounting firm of PricewaterhouseCoopers LLP as independent accountants to audit the Company's financial statements for the fiscal period ended December 31, 2003, the Company's new fiscal year end. The Board of Directors of the Company ratified and approved such decision. As a result of the foregoing, the Company's fiscal year end and independent accountants are the same as those of Zapata.

      On November 14, 2003, Zapata filed another amendment to its Schedule 13D in which it stated that after considering Zapata's request that the Company's Board of Directors elect individuals selected by Zapata to serve on the Board of Directors and that those persons constitute a majority of the Board of Directors, the Company invited Zapata to submit to it a proposal pursuant to which Zapata would acquire the outstanding shares of the Company's common stock not already owned by Zapata. This amendment also stated that Zapata advised the Company that it was prepared to proceed with such a transaction, provided that it received appropriate Board representation. The amendment stated that the Company had indicated that it was prepared to elect two Zapata designees to the Company's Board of Directors as soon as practical. At a meeting on January 26, 2004, the Company's Board of Directors appointed two designees of Zapata, Mr. Glazer and Leonard DiSalvo, as members of the Company's Board of Directors.

      Zapata's November 14, 2003 amendment further stated that Zapata had submitted to the Company's Board of Directors a letter containing its preliminary, non-binding indication of interest in acquiring the shares of common stock not currently held by it at a price of $11.49 per share. Following receipt of this letter, the Company's Board of Directors established a Special Committee to evaluate the proposal. Following such evaluation, which included consideration of the adequacy of the proposed per share price for the Company's remaining public shares, the Special Committee determined that it could not approve or recommend the proposed transaction to the Company's remaining shareholders. Following further discussions with representatives of Zapata, the Special Committee and Zapata mutually determined not to proceed with a transaction at this time.

      Zapata is a holding company that has one other operating company, Omega Protein Corporation (NYSE: "OME"), in which it has a 59% ownership interest. Omega Protein is one of the nation's largest marine protein companies. In addition, Zapata owns 98% of its subsidiary, Zap.Com Corporation (OTCBB:
"ZPCM"), which is a public shell corporation.

The Woodville Acquisition

      On November 2, 2001, the Company's U.K. subsidiary, Automotive Safety Components International Limited ("ASCIL"), acquired the airbag business (operated under the name of Woodville Airbag Engineering and hereafter referred to as "Woodville") of TISPP UK Limited, a subsidiary of Smiths Group PLC, to expand its European operations. Such acquisition contributed approximately $7.8 million in sales and had a negative impact of approximately $1.1 million on gross profit and approximately $1.5 million on operating income for the period from November 3, 2001 to March 30, 2002. The management and business activities of the Woodville operation were consolidated into the ASCIL operation during the first quarter of fiscal 2003. The manufacturing process and production assets were transferred to other European operations of the Company primarily in lower labor cost facilities and countries.

The 2001 Restructuring

      On April 10, 2000 (the "Petition Date"), the Company and certain of its U.S. subsidiaries (collectively, the "Safety Filing Group"), filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On October 11, 2000 (the "Emergence Date"), the Safety Filing Group emerged from Chapter 11 pursuant to the Plan of Reorganization (the "Plan") confirmed by the Bankruptcy Court. Pursuant to the Plan, upon emergence, all of the Company's 10-1/8% Senior Notes due 2007 (the "Notes") (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert A. Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock, and warrants to acquire an additional 681,818 shares of such common stock (these warrants expired as of April 10, 2003). Immediately upon emergence, the Company had 5,000,000 shares of common stock issued and 4,960,381 shares outstanding and, other than shares underlying the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. In addition, the Safety Filing Group's trade suppliers and other creditors were paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

Automotive Airbag and Fabrics Products

Structure of the Automotive Airbag Industry

      Airbag systems consist of various airbag modules and an electronic control module, which are currently integrated by automakers into their respective vehicles. Airbag modules generally consist of inflators, cushions, housing and possibly trim covers and are assembled by module integrators, most of whom produce a majority of the components required for a complete module. As the industry has evolved, module integrators have outsourced varying portions of non-proprietary components, such as cushions, to those companies specializing in the production of individual components. The Company believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. A majority of the module integrators purchase fabric from airbag fabric producers such as the Company.

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

Products

      The Company's automotive products include passenger, driver and side (thorax) impact airbag cushions, side protection curtains and knee protection cushions manufactured for installation in over 200 car and truck models sold worldwide and airbag fabric for sale to airbag manufacturers. Sales of airbag related products (inclusive of sales of airbag fabric) accounted for approximately 89.8% of the Company's consolidated net sales in the nine month period from March 30, 2003 to December 31, 2003. Sales of airbag related products (inclusive of sales of airbag fabric) accounted for approximately 90.8% and 89.4% of the Company's consolidated net sales in the fiscal years ended March 29, 2003 and March 30, 2002, respectively.

      The Company also manufactures a wide array of specialty technical fabrics for consumer and industrial uses. These fabrics include: (i) protective apparel worn by firefighters; (ii) filtration fabrics used in the aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products; (iv) specialty fabrics used in fuel cells, bomb and cargo chutes, oil containment booms and gas diaphragms; (v) release liners used in tire manufacturing; and (vi) protective high-end luggage fabrics, including "ballistics" fabric used in Hartman and Tumi brands of luggage. Sales of technical related products accounted for approximately 10.2% of the Company's consolidated net sales in the nine month period from March 30, 2003 to December 31, 2003. Sales of technical related products accounted for approximately 9.2% and 10.6% of the Company's consolidated net sales in the fiscal years ended March 29, 2003 and March 30, 2002, respectively. The market for the Company's technical related products is highly segmented by product line. Marketing and sales of the Company's technical related products is conducted by the Company's marketing and sales staff based in Greenville, South Carolina. Manufacturing of these products occurs at the South Carolina facility, using much of the same equipment and manufacturing processes that the Company uses to produce airbag fabric, enabling the Company to take advantage of demand requirements for the various products by leveraging its expenditures on production retooling costs. By manufacturing technical products with much of the same machines that weave airbag fabric, the Company is able to more effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

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

      The Company sells its fabric in North America either directly to a module integrator or, in some cases, to a fabricator (such as the Company's own operations), which sells a sewn airbag to the module integrator. In some cases, particularly when the cushion requires lower air permeability to facilitate more rapid or prolonged inflation, and to eliminate particulate burn-through caused by hot inflators, the fabric must be coated before fabrication into airbags. The Company also sells fabric to coating companies, which then resell the coated fabric to either an airbag fabricator or module integrator. Sales are either made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts generally having durations of up to twelve months.

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

      Significant problems with, or the loss of, any key supplier or subcontractor (see also "Risks Resulting from Foreign Operations" below for further information) may adversely affect the Company's operating results and ability to meet customer contracts.

Capacity

      The Company manufactured and shipped over 18.4 million airbag cushions to the Company's North American and European customers during the nine month period from March 30, 2003 to December 31, 2003. The Company believes it has adequate capacity to manufacture for the anticipated customer requirements of its 2004 fiscal year.

      The Company's South Carolina facility produced approximately 16.2 million yards of fabric in the nine month period from March 30, 2003 to December 31, 2003. The Company believes it has adequate capacity to manufacture for the anticipated customer requirements of fiscal 2004. The Company utilizes weaving machines that are versatile in their ability to produce a broad array of air restraint and specialty technical fabrics for use in a large number of applications. The ability to interchange the machines between air restraint fabric and other specialty technical fabrics allows the Company to leverage its utilization of plant assets.

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

Technical Centers

      The Company has technical centers in Greenville, South Carolina, Ensenada, Mexico and Hildesheim, Germany. The center in Hildesheim, Germany has the ability to conduct static and dynamic deployment testing and analysis using high-speed video equipment and includes pendulum-testing capability, a sample shop with manual and CNC sewing equipment, a production-style laser cutter, volumetric measurement and analysis equipment, textile welding and other non-sewn fastening equipment. The center also has a materials laboratory, and can access the services of laboratory and textile personnel at the Company's facility in Greenville, South Carolina. In North America, the module integrators customarily perform the majority of advanced cushion testing; therefore, the Company has not seen a need for an advanced technical center for cushions in North America. However, all necessary validation testing and process development testing is performed in Ensenada, Mexico. The Ensenada, Mexico technical center consists of a testing laboratory and a dedicated prototype cell, complete with a separate staff and equipment.

      Through its textile laboratory located in Greenville, South Carolina, the Company has the ability to test and analyze a wide range of fabrics (airbag or other) under internationally accepted testing standards, including US-ASTM, Europe-DIN and ISO, Asian-JIS and Underwriters NFPA. The laboratory is A2LA and QS 9000 certified, the most important certifications for the industry. All validation testing and analytical testing of fabric is performed at this laboratory. Additionally, the Greenville facility has prototype-manufacturing capabilities.

Qualification and Quality Control

      The Company's customers require the Company to meet specific requirements for design validation. The Company and its customers jointly participate in design and process validations and customers must be satisfied with the reliability and performance prior to awarding a purchase order. All standards and requirements relating to product performance are required to be satisfied before the Company is qualified as a supplier by its customers.

      The Company maintains extensive quality control and quality assurance systems in its North American and European automotive facilities, including inspection and testing of all products, and is QS 9000 and ISO 9001 or ISO 9002 certified. The Company is currently in the process of certification for TS16949 in its various locations. The Greenville facility has completed TS16949 certification and all other locations are expected to be certified by December 2004. The Company also performs process capability studies and design of experiments to determine that the manufacturing processes meet or exceed the quality levels required by each customer.

      The fabric operation's laboratories have ISO 17025, ASTM, DIN, JIS and A2LA, as well as UL, accreditation. The Company's fabric operation is also certified under the environmental and energy quality program ISO 14001. The Company was the first airbag fabric manufacturer to have its entire business (not just its manufacturing facility) certified under QS 9000.

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

Product Liability

      The Company is engaged in a business that could expose it to possible claims for injury resulting from the failure of products sold by it. In the past, there has been increased public attention to injuries and deaths of children and small adults due to the force of the inflation of airbags. To date, however, the Company has not been named as a defendant in any automotive product liability lawsuit, nor been threatened with any such lawsuit. The Company maintains product liability insurance coverage, which management believes to be adequate. However, a successful claim brought against the Company resulting in a product recall program or a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

Discontinued Operations

      On December 23, 2002, the Company completed the disposal of all operations that it had classified as "discontinued operations". The Company's discontinued operations supplied projectiles and other metal components for medium caliber training and tactical ammunition used by the United States Armed Forces. The metal components manufactured by the Company were shipped to a loading facility, operated either by the United States government or a prime defense contractor, which loaded the explosives, assembled the rounds and packaged the ammunition for use. Additionally, the Company manufactured small quantities of metal airbag module components for the automotive airbag industry. Net sales of metal and defense related products were approximately $0, $5.4 million and $10.5 million in the nine month period from March 30, 2003 to December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively, for the Galion and Valentec Wells operations. See Note 3 to the Consolidated Financial Statements for more information.

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

      Certain of the Company's operations generate net sales and incur expenses in foreign currencies. The Company's financial results from international operations may be affected by fluctuations in currency exchange rates. Future fluctuations in certain currency exchange rates could adversely affect the Company's financial results. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the nine month period from March 30, 2003 to December 31, 2003 has resulted in the recognition of other income of approximately $2.0 million. However, it is unknown what the effect of foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. In certain situations, the Company utilizes derivative financial instruments designated as cash flow hedges to reduce exposures to volatility of foreign currencies impacting the operation of its business. See
Note 12 to the Consolidated Financial Statements for information regarding derivatives and hedging.

      See Note 8 to the Consolidated Financial Statements for additional financial information by geographic area.

Employees

      At December 31, 2003, the Company employed approximately 2,800 employees. The Company's hourly employees in Mexico are entitled to a federally regulated minimum wage, which is adjusted annually. The Company's employees at its Mexican facility are unionized. In addition, Automotive Safety Components International GmbH & Co. KG, the Company's wholly owned German subsidiary, has a workers' council pursuant to German statutory labor law. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

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

      Low levels of contaminants were found at the Company's facility in Greenville, South Carolina (the "Greenville facility") during groundwater sampling in 1998. In February 1999, the facility received a notice letter from the South Carolina Department of Health and Environmental Control ("DHEC") regarding the groundwater contamination. Over the past four years the Company has performed groundwater monitoring and implemented a program for in-site remediation of the groundwater. As a result, the Company received a "no further action" letter from DHEC in the fiscal year ended March 29, 2003, ending the DHEC investigation. An undiscounted reserve of $277,000 has been included in "other long-term liabilities" on the accompanying consolidated balance sheets for estimated future environmental expenditures related to the Greenville facility for conditions existing prior to the Company's ownership of the facility. Such reserve was established at the time the Company acquired the facility, and the amount was determined by reference to the results of a Phase II study performed at the Greenville facility. The Greenville facility has also been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

      Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued will be required for the Company's environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of independent consultants on environmental matters.

Patents

      The Company holds twenty-four patents and approval for nine additional patents are pending. All patents relate to technical improvements for enhancement of product performance with respect to the Company's airbag, fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire between the years 2014 and 2020.

Engineering, Research & Development

      The Company's fabric and airbag cushions operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company designs and engineers its fabrics to meet its customers' specific applications and needs. While the component manufacturer originates most design requirements, the Company is dedicated to improving the quality of existing products, as well as developing new products for all applications. Costs associated with design and development for fabric and airbag cushions were approximately $1.2 million, $1.2 million and $899,000 in the nine month period from March 30, 2003 to December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively.

ITEM 2. PROPERTIES

      The Company's corporate headquarters are located in Greenville, South Carolina in a facility owned by the Company, adjacent to its Safety Components Fabric Technologies, Inc. ("SCFTI") manufacturing facility. The Company owns or leases five facilities in which it manufactures airbag and technical fabrics related products, with total plant area of approximately 1.2 million square feet (including administrative, warehouse, engineering and research and development areas housed at Company locations). Below is an overview of the Company's properties at its airbag and technical fabrics related products facilities as of December 31, 2003.

                                                                 Floor Area       Owned/         Lease
                          Location                                (Sq. Ft.)       Leased      Expiration
                          --------                                ---------       ------      ----------
  Ensenada, Mexico (airbag cushions)                                97,000        Leased          2005  (1)
  Ensenada, Mexico (airbag cushions)                                43,000        Leased          2007  (1)(2)(7)
  Greenville, South Carolina (airbag and technical fabrics)        826,000         Owned           N/A  (1)(3)(7)
  Hildesheim, Germany (airbag cushions)                             70,000         Owned           N/A  (1)(7)
  Jevicko, Czech Republic (airbag cushions)                        100,000         Owned           N/A  (4)
  Otay Mesa, California (airbag cushions)                           16,000        Leased          2006  (5)(7)
  Crumlin, Wales (airbag cushions)                                  60,000        Leased          2008  (6)(7)

----------
(1)   Manufacturing, research and development and office space

(2)   Lease also provides for five-year renewal option

(3)   Location of corporate offices

(4)   Manufacturing and office space

(5)   Finished goods distribution center and office space

(6)   Research and development and office space

(7)   Location of marketing and sales offices

ITEM 3. LEGAL PROCEEDINGS

      As described in "The Company - The 2001 Restructuring" in Item 1, the Company emerged from bankruptcy on October 11, 2000, and an order entering the final decree and closing the Chapter 11 cases was signed on November 21, 2003. The final decree is subject to a "Limited Reservation of Jurisdiction" for a "Reporting/Fee Dispute" with the U.S. Trustee Office over administrative matters associated with the cases. The Company has reserved $275,000 for any potential exposure associated with the Reporting/Fee Dispute. Although no assurances can be given in this regard, management does not expect that the Company will incur material expenditures in addition to those reserved with respect to the Reporting/Fee Dispute.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the quarter ended December 31, 2003. The Company adjourned its 2003 Annual Meeting of Stockholders noticed for Tuesday, October 14, 2003, due to the absence of a quorum for the transaction of business.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      Pursuant to the Plan discussed in Item 1, the claims of the holders of the Notes were converted into the right to receive 4,840,774 shares of the Company's common stock on the Emergence Date (4,816,574 shares to the holders of the Notes and 24,200 shares to the financial advisors of the holders of the Notes). The pre-bankruptcy common stock, excluding stock held by Robert A. Zummo, the Company's former Chairman and Chief Executive Officer, was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock (for an aggregate of 5,000,000 shares issued and 4,960,381 shares outstanding post-bankruptcy) and warrants to acquire an additional 681,818 shares of such common stock on the Emergence Date (these warrants expired as of April 10, 2003). All other options and warrants were cancelled on the Emergence Date.

      The Company's common stock is not listed on any exchange, but rather trades on the Over-The-Counter Bulletin Board. The following table sets forth the range of high and low prices for reported sales of the common stock during the nine and twelve month periods ended December 31, 2003 and March 29, 2003, respectively. The prices quoted for the Over-The-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                 High       Low
                                                                 ----       ---
Year Ended March 29, 2003
         First Quarter                                          $ 7.95    $ 5.35
         Second Quarter                                           8.70      5.40
         Third Quarter                                            7.60      6.90
         Fourth Quarter                                           9.00      5.00

Period from March 30, 2003 to December 31, 2003
         First Quarter                                          $ 9.00    $ 5.00
         Second Quarter                                          11.00      7.50
         Third Quarter                                           15.00     10.99

      As of February 27, 2004, there were approximately 154 holders of record of the Company's common stock. The warrants to acquire 681,818 shares of common stock issued by the Company, pursuant to the Plan, on the Emergence Date, expired as of April 10, 2003.

      To date, the Company has not paid any cash dividends to its stockholders and does not have plans to do so in the future. Further, the Amended Congress Facilities (as defined below) restrict the Company's ability to pay dividends. See the discussion of the Amended Congress Facilities under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Item 6. Selected Financial Data

      The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal periods indicated. The selected historical financial data for the nine month period from March 30, 2003 to December 31, 2003, the fiscal years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001, the period from March 26, 2000 to October 10, 2000, and the fiscal year ended March 25, 2000 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the non-core businesses (metal and defense) as discussed in Note 3 to the Consolidated Financial Statements of the Company. The Consolidated Financial Statements for the nine month period from March 30, 2003 to December 31, 2003 and fiscal years March 29, 2003 and March 30, 2002 and the period from October 11, 2000 to March 31, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As a result of the implementation of fresh start accounting, certain of the selected financial data for the period from March 30, 2003 to December 31, 2003 and fiscal years ended March 29, 2003 and March 30, 2002 and for the period from October 11, 2000 to March 31, 2001 is not comparable to the selected financial data of prior periods. See Note 1 to the Consolidated Financial Statements of the Company for further discussion of the effects of fresh start accounting on the Company's Consolidated Financial Statements. As a result of differences in comparability, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company." The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto, included elsewhere in this report.

In thousands, except per share data and footnotes                                       Reorganized Company
                                                                -----------------------------------------------------------------
                                                                Period from       Fiscal Year       Fiscal Year       Period from
                                                                 3/30/03 to          Ended             Ended          10/11/00 to
                                                                  12/31/03          3/29/03           3/30/02            3/31/01
                                                                 (9 Months)       (12 Months)       (12 Months)        (6 Months)
                                                                -----------------------------------------------------------------
INCOME STATEMENT DATA (1):
Net sales (2)                                                    $ 183,666         $ 244,338         $ 203,323         $  92,052
Cost of sales, including depreciation                              157,568           214,318           176,817            79,337
                                                                -----------------------------------------------------------------
Gross profit                                                        26,098            30,020            26,506            12,715
Selling, general and administrative expenses                        12,671            14,475            11,595             5,235
Research and development expenses                                    1,225             1,242               899               335
Compensation expense associated with change of control (3)           2,797                --                --                --
Amortization of intangible assets (4)                                  106               124               900               448
Restructuring and restatement (5)                                       --                --                --                --
                                                                -----------------------------------------------------------------
Operating income                                                     9,299            14,179            13,112             6,697
Other expense (income)                                              (2,268)           (3,426)           (1,001)             (280)
Interest expense, net (6)                                            1,657             3,596             4,110             2,514
                                                                -----------------------------------------------------------------
Income (loss) from continuing operations before
   reorganization items                                              9,910            14,009            10,003             4,463
Reorganization items (7)                                                --                --                --                --
                                                                -----------------------------------------------------------------
Income (loss) from continuing operations before income taxes         9,910            14,009            10,003             4,463
Income tax provision (benefit)                                       3,808             6,120             3,397             1,769
                                                                -----------------------------------------------------------------
Income (loss) from continuing operations                             6,102             7,889             6,606             2,694
Discontinued operations, net of taxes:
   Loss from discontinued operations                                    --                --                --                --
   Loss (gain) on disposition of discontinued operations (8)            --             2,023             2,517             1,444
Extraordinary gain, net of taxes (9)                                    --                --                --                --
Cumulative effect of change in accounting method (10)                   --           (14,651)               --                --
                                                                -----------------------------------------------------------------
Net (loss) income                                                $   6,102         $  (8,785)        $   4,089         $   1,250
                                                                =================================================================

PER SHARE DATA, BASIC (11):
Income from continuing operations                                $    1.23         $    1.59         $    1.33         $    0.54
Loss from discontinued operations                                       --             (0.41)            (0.51)            (0.29)
Cumulative effect of change in accounting method                        --             (2.95)               --                --
                                                                -----------------------------------------------------------------
Net (loss) income per common share                               $    1.23         $   (1.77)        $    0.82         $    0.25
                                                                =================================================================

PER SHARE DATA, DILUTED (11):
Income from continuing operations                                $    1.19         $    1.59         $    1.33         $    0.54
Loss from discontinued operations                                       --             (0.41)            (0.51)            (0.29)
Cumulative effect of change in accounting method                        --             (2.95)               --                --
Net (loss) income per common share                               $    1.19         $   (1.77)        $    0.82         $    0.25
                                                                =================================================================

Weighted average number of shares outstanding, basic                 4,973             4,960             4,960             4,960
                                                                =================================================================

Weighted average number of shares outstanding, diluted               5,119             4,960             4,960             4,960
                                                                =================================================================


BALANCE SHEET DATA:                                                                    Reorganized Company
                                                                -----------------------------------------------------------------
                                                                  12/31/03          3/29/03           3/30/02           3/31/01
                                                                -----------------------------------------------------------------
Working capital (12) (13)                                        $  26,653         $   8,016         $   3,711         $  27,079
Total assets                                                       123,326           134,064           125,271           130,683
Senior subordinated notes                                               --                --                --                --
Long term debt, net of current portion (13)                         11,817             7,363            12,182            43,541
Stockholders' equity (deficit)                                      64,029            51,913            55,838            51,943

In thousands, except per share data and footnotes                    Predecessor Company
                                                                -----------------------------
                                                                Period from       Fiscal Year
                                                                 3/26/00 to          Ended
                                                                  10/10/00          3/25/00
                                                                 (6 Months)       (12 Months)
                                                                -----------------------------
INCOME STATEMENT DATA (1):
Net sales (2)                                                    $ 109,139         $ 194,667
Cost of sales, including depreciation                               93,307           168,249
                                                                -----------------------------
Gross profit                                                        15,832            26,418
Selling, general and administrative expenses                         5,941            13,443
Research and development expenses                                      353               665
Compensation expense associated with change of control (3)              --                --
Amortization of intangible assets (4)                                  675             1,486
Restructuring and restatement (5)                                       --             3,969
                                                                -----------------------------
Operating income                                                     8,863             6,855
Other expense (income)                                                 878             1,729
Interest expense, net (6)                                            3,833            13,975
                                                                -----------------------------
Income (loss) from continuing operations before
   reorganization items                                              4,152            (8,849)
Reorganization items (7)                                            41,740                --
                                                                -----------------------------
Income (loss) from continuing operations before income taxes       (37,588)           (8,849)
Income tax provision (benefit)                                     (17,511)            6,154
                                                                -----------------------------
Income (loss) from continuing operations                           (20,077)          (15,003)
Discontinued operations, net of taxes:
   Loss from discontinued operations                                 1,440            20,142
   Loss (gain) on disposition of discontinued operations (8)          (214)               --
Extraordinary gain, net of taxes (9)                                29,370                --
Cumulative effect of change in accounting method (10)                   --                --
                                                                -----------------------------
Net (loss) income                                                $   8,067         $ (35,145)
                                                                =============================

PER SHARE DATA, BASIC (11):
Income from continuing operations
Loss from discontinued operations
Cumulative effect of change in accounting method

Net (loss) income per common share


PER SHARE DATA, DILUTED (11):
Income from continuing operations
Loss from discontinued operations
Cumulative effect of change in accounting method
Net (loss) income per common share


Weighted average number of shares outstanding, basic


Weighted average number of shares outstanding, diluted


                                                                Predecessor
BALANCE SHEET DATA:                                               Company
                                                                -----------
                                                                  3/25/00
                                                                -----------
Working capital (12) (13)                                        $(103,105)
Total assets                                                       168,695
Senior subordinated notes                                           90,000
Long term debt, net of current portion (13)                         15,145
Stockholders' equity (deficit)                                     (14,440)

----------
See Notes to Selected Financial Data

Notes to Selected Financial Data:

(1) The Company did not declare dividends during any of the periods or fiscal years presented.

(2) The growth in net sales between fiscal years 2002 and 2003 is attributable in part to the Woodville acquisition on November 2, 2001.

(3) During the nine months ended December 31, 2003, Zapata Corporation acquired approximately 82.6% of the outstanding shares of the Company's common stock as of February 27, 2004 (giving effect to option exercises since the Change of Control), resulting in the Change of Control described above in "The Company - Change of Control" in Item 1. The Change of Control triggered certain provisions of the Company's Stock Option Plan, including immediate vesting of all options and an automatic change in the exercise price of a portion of the options. This change in exercise price constituted a modification of the Stock Option Plan and the Company was required to recognize a one-time, non-recurring compensation cost of $1.4 million for the modified options. Additionally, the employment agreements of certain key executives included a provision for a one-time, non-recurring bonus payable in the event of a change of control. The aggregate bonus, payable following the Change of Control, was $1.4 million.

(4) The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", as of March 31, 2002, the beginning of fiscal 2003, required the Company to cease amortization of the Company's "reorganization value in excess of amounts allocable to identifiable assets" and goodwill, resulting in the reduction of approximately $791,000 in amortization costs from fiscal 2002. Amortization expense for the fiscal year ended March 30, 2002 and the period from October 11, 2000 to March 31, 2001 was approximately $791,000 and $395,000, respectively.

(5) During the fiscal year ended March 25, 2000, the Company incurred approximately $4.0 million of costs associated with the investigation and restatement of the Company's financial statements for prior years, and the restructuring of the Company's balance sheet.

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

(8) On December 23, 2002, the Company completed the disposal of all operations that it had classified as "discontinued operations". Net Sales of metal and defense related products were approximately $0, $5.4 million and $10.5 million in the period from March 30, 2003 to December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively, for the Galion and Valentec Wells.

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

(10) The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to assess its "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000, and goodwill as of March 31, 2002. The excess reorganization value and goodwill were determined to be impaired and, under the transition guidance of SFAS No. 142, the impairment was charged to earnings as the cumulative effect of a change in method of accounting. No tax effect was recognized, as these items were not deductible for income tax purposes. See Note 2 to the Consolidated Financial Statements.

(11) Share and per share data are not meaningful on or prior to October 10, 2000 due to the significant change in the capital structure that resulted from the Plan.

(12) As of March 25, 2000, the working capital of the Company was in a negative position due to the reclassification of the $90 million in Notes to current liabilities.

(13) The decrease in working capital and long-term debt, net of current portion, at March 29, 2003 and March 30, 2002 was principally due to the classification of the Congress Facility (as defined below) and/or a subordinated secured note, each due October 2003, with an outstanding balance of $28.5 and $18.9 million at March 29, 2003 and March 30, 2002, respectively, as a current liability at March 29, 2003 and March 30, 2002, respectively. The Company refinanced the Congress Facility and repaid the subordinated secured note prior to their maturity in October 2003. See
      Note 5 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is a leading low-cost independent supplier of automotive airbag fabric and cushions, with operations in North America and Europe. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report. Except for the historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results could differ materially from those forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" regarding forward-looking information at the beginning of this Form 10-K and, from time to time, in the Company's other filings with the SEC.

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

      Judgments are based on management's assessment as to the effect certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in the Consolidated Financial Statements. It is important that the reader of the financial statements understands that actual results could differ from these estimates, assumptions and judgments.

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

      Foreign Currency Translation. Financial statements of substantially all of the Company's foreign operations are prepared using the local currency as the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," translation of these foreign operations to United States dollars occurs using the current exchange rate for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive income (loss)" as a component of stockholders' equity in the accompanying consolidated balance sheets. The Company's subsidiary in Mexico prepares its financial statements using the United States dollar as the functional currency. Since the Mexico subsidiary does not have external sales and does not own significant amounts of inventory or fixed assets, the Company has determined that the United States dollar is the appropriate functional currency. Accordingly, the translation effects of the financial statements are included in the results of operations.

      The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. In the nine month period from March 30, 2003 to December 31, 2003 and the year ended March 29, 2003 the impact of changes in the relationship of other currencies to the U.S. dollar resulted in the recognition of other income of approximately $2.0 million and $3.5 million, respectively. In prior years, the relationship of other currencies to the U.S. dollar has not had a material effect on the Company's Consolidated Financial Statements. It is unknown what effect foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

      Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Management estimates the Company's tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate. Management believes that it has adequately provided for its future tax consequences based upon current facts and circumstances and current tax law. However, should management's tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported in the Consolidated Statement of Operations.

      Discontinued Operations. On December 23, 2002, the Company completed the disposal of all operations that it had classified as "discontinued operations." As discussed in Note 3 to the Consolidated Financial Statements, the Company reported the metal and defense businesses as discontinued operations in its Consolidated Financial Statements as of October 10, 2000, or the measurement date, through the sale of the final discontinued operation, Galion, Inc., on December 23, 2002. To report the metal and defense businesses as discontinued operations required the Company to make estimates regarding (i) the results of operations to the expected disposal date and (ii) the expected proceeds to be received upon sale. Based on the Company's determination that losses were expected both from operations and upon disposal, the Company accrued substantial charges for future losses in the years ended March 29, 2003 and March 30, 2002. Accordingly, the businesses' net losses for the years ended March 29, 2003 and March 30, 2002, which were incurred subsequent to the measurement date, were applied against the accrued losses and were not recognized as losses as incurred in the Consolidated Statements of Operations.

      Goodwill Impairment. As discussed in Note 2 to the Consolidated Financial Statements, the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", required the Company to perform an assessment for impairment of the Company's "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000 ("excess reorganization value"), and goodwill, as of March 31, 2002. Under the transition guidance of SFAS No. 142, the Company was required to perform its initial impairment evaluation within six months of adopting the new standard, and any impairment charges were to be retroactively recorded in the first quarter of the Company's fiscal year. Other identifiable intangible assets of the Company consist of patents that continue to be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company compared the book value of the Company's net assets, including the excess reorganization value and goodwill, to the Company's fair value as of March 31, 2002. Because the fair value was lower than the book value of the Company's net assets, excess reorganization value and goodwill were determined to be impaired and accordingly, the carrying value of such assets (approximately $14.7 million at March 31, 2002) was charged to earnings as the cumulative effect of a change in method of accounting effective March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

Outlook

      As the automotive airbag industry has evolved, module integrators have outsourced varying portions of non-proprietary components, such as cushions, to companies such as the Company specializing in the production of individual components. The Company believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. The Company also believes that a majority of the module integrators purchase fabric from airbag fabric producers such as the Company. Like the automotive supply industry generally, the Company continues to experience significant competitive pressure. For example, the Company supplies airbag cushions and/or airbag fabric to its three most significant customers based upon releases from formal purchase orders, which are subject to periodic negotiation with respect to price and quantity. The Company expects that it will continue to experience competitive pricing pressures and although it believes that it has good working relationships with its customers due to its manufacturing capabilities, quality products and service, it cannot give assurances that purchases by its module integrator customers will continue at their current levels.

Results of Operations

      The following table summarizes operating results of the Company for the nine month period from March 30, 2003 to December 31, 2003 and the years ended March 29, 2003 and March 30, 2002 (in thousands):

                                                          -----------------------------------------------------------------
                                                          Period from       Period from
                                                           3/30/03 to        3/31/02 to        Year Ended        Year Ended
                                                            12/31/03          12/28/02          3/29/03           3/30/02
                                                           (9 Months)        (9 Months)       (12 Months)       (12 Months)
                                                          -----------------------------------------------------------------
Net sales                                                  $ 183,666         $ 180,863         $ 244,338         $ 203,323

Gross profit                                                  26,098            21,369            30,020            26,506

Income from operations                                         9,299             9,484            14,179            13,112

Other income, net                                             (2,268)           (2,857)           (3,426)           (1,001)

Interest expense, net                                          1,657             2,757             3,596             4,110

Income tax provision                                           3,808             4,456             6,120             3,397

Loss on discontinued operations, net of taxes                     --             1,363             2,023             2,517

Cumulative effect of change in method of accounting               --           (14,651)          (14,651)               --

Net income (loss)                                              6,102           (10,886)           (8,785)            4,089

      Following the Change of Control, the Company changed its fiscal year to a calendar year end to coincide with Zapata's fiscal year end. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. The years ended March 29, 2003 and March 30, 2002 each consisted of twelve months of operations.

      The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                   ---------------------------------------------------------------
                                   Period from        Period from
                                    3/30/03 to        3/31/02 to       Year Ended       Year Ended
                                     12/31/03          12/28/02          3/29/03         3/30/02
                                    (9 Months)        (9 Months)       (12 Months)     (12 Months)
                                   ---------------------------------------------------------------
Net sales                             100.0%            100.0%           100.0%          100.0%
Gross profit                           14.2              11.8             12.3            13.0
Income from operations                  5.1               5.2              5.8             6.4
Interest expense, net                   0.9               1.5              1.5             2.0
Income tax provision                    2.1               2.5              2.5             1.7
Net income (loss)                       3.3              (6.0)            (3.6)            2.0

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 28, 2002

      Net Sales. Net sales increased $2.8 million, or 1.5%, to $183.7 million for the nine months ended December 31, 2003 compared to the nine months ended December 28, 2002. North American operations' net sales decreased $8.1 million or 8.1% compared to the prior period, with the decrease principally due to decreased demand in the North American automotive market. Net sales for European operations increased $10.9 million or 13.5% compared to the prior period. The increase in European net sales is due principally to the effect of changes in foreign currency exchange rates that increased sales as expressed in U.S. dollars by approximately $11.9 million over the amount that would have been reported based on exchange rates in effect in the nine months ended December 28, 2002. The favorable effect of exchange rates was offset by a reduction in volume of approximately $1.0 million due to decreased demand in the European automotive market.

      Gross Profit. Gross profit increased $4.7 million, or 22.1%, to $26.1 million for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. The European operations experienced an improvement of $5.2 million or 146.1% due to improvements in operating efficiencies and cost savings of approximately $4.2 million and the favorable effect of exchange rates of approximately $1 million. With respect to the

European operations, the prior period's results reflect losses at the Woodville operations of approximately $1.5 million and costs of approximately $1.7 million associated with the move of the Woodville production lines and the ramp-up of programs at other European facilities. Gross profit for North American operations decreased approximately $403,000 or 2.2% due, in part, to the sales decline. Gross profit as a percentage of net sales increased to 14.2% for the nine months ended December 31, 2003 from 11.8% for the nine months ended December 28, 2002.

      Income from Operations. Income from operations decreased $185,000, or 2.0%, to $9.3 million for the nine months ended December 31, 2003 compared to the nine months ended December 28, 2002. The decrease is due to a higher selling and administrative costs including non-recurring costs of approximately $2.8 million associated with a $1.4 million stock compensation charge and $1.4 million in executive bonuses resulting from the Change of Control, along with other increases in general and administrative expenses. Income from operations as a percentage of net sales decreased to 5.1% for the nine months ended December 31, 2003 from 5.2% in the prior period. The decrease as a percentage of net sales was due to the items discussed above.

      Other Income, net. The Company recognized other income, net of $2.3 million for the nine months ended December 31, 2003, as compared to other income, net of $2.9 million for the nine months ended December 28, 2002. Other income, net is realized primarily from net foreign transaction gains resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction gains of $2.0 million for the nine months ended December 31, 2003, compared to net foreign transaction gains of $800,000 during the comparable period in the prior period. The foreign transaction gains resulted from favorable changes in foreign currency exchange rates of approximately 15.3% in the December 31, 2003 exchange rates as compared to those at December 28, 2002.

      Interest Expense, net. Interest expense decreased $1.1 million, or 39.9%, to $1.7 million for the nine months ended December 31, 2003 compared to the nine months ended December 28, 2002. The decrease is attributable both to a decrease in average interest rates from 5.8% to 5.4% and a decrease in average outstanding debt from $44.6 million to $26.8 million for the current period as compared to the prior period.

      Provision for Income Taxes. The provision for income taxes decreased $648,000 for the nine months ended December 31, 2003 compared to the nine months ended December 28, 2002 due primarily to the following reasons: (i) the recording in the prior period of a $350,000 provision for income taxes for the Company's German subsidiary resulting from an examination performed by the German taxing authorities covering years 1997 through 1999 and (ii) the reduction of $200,000 in income taxes in Mexico from lower pre-tax income for the nine months ended December 31, 2003 as compared to the prior period. The Company's effective tax rates for the nine months ended December 31, 2003 compared to the nine months ended December 28, 2002 were 38.4% and 43.7%, respectively. The effective tax rate for the nine months ended December 28, 2002 is higher than the statutory tax rate due to the tax examination related reserve noted above and foreign earnings taxed at different rates.

      Discontinued Operations. No impacts from discontinued operations were recorded during the nine month period ended December 31, 2003 as the Company had sold all remaining discontinued operations in the nine months ended December 28, 2002. Loss on disposition of discontinued operations was $1.4 million for the nine months ended December 28, 2002. The loss was principally due to the sale of Galion on December 23, 2002 and included the recognition of a tax provision of approximately $660,000 related to an adjustment of the deferred tax liabilities of the discontinued operations.

      Cumulative Effect of Change in Method of Accounting. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective March 31, 2002. As a result of management's assessment of the Company's fair value, the Company's "Reorganization value in excess of identifiable assets" and goodwill were determined to be impaired and, accordingly, the total amount of those assets (approximately $14.7 million) was written off as the cumulative effect of a change in method of accounting in the nine months ended December 28, 2002 (see further discussion under "New Accounting Standards"). There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      Net Income. The Company's net income was $6.1 million for the nine months ended December 31, 2003, compared to net loss of $10.9 million for the nine months ended December 28, 2002. The current period earnings were a result of the items discussed above. The net loss in the prior period was primarily a result of the write-off of $14.7 million of reorganization value in excess of identifiable assets and goodwill, as discussed above, recognized as a cumulative effect of a change in method of accounting resulting from the adoption of SFAS No. 142.

Twelve Months Ended March 29, 2003 Compared to Twelve Months Ended March 30,
2002

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

      Income from Operations. Income from operations increased $1.1 million, or 8.1%, to $14.2 million for the year ended March 29, 2003 compared to the year ended March 30, 2002. The increase is directly related to the increase in net sales discussed above and a reduction of $776,000 in amortization costs resulting from the adoption of SFAS No. 142 (see Note 2 of the Consolidated Financial Statements). This increase was offset by an increase in general and administrative expenses, reflecting approximately $1.1 million of production re-qualification and other related costs incurred for the relocation of the Woodville operations to other European production facilities. The relocation of the Woodville operations to other European locations was completed in July 2002. Additionally, higher sales commissions, travel and research and development costs of approximately $1.1 million were incurred during the year ended March 29, 2003. Income from operations as a percentage of net sales decreased to 5.8% for the year ended March 29, 2003 from 6.4% in the prior year. The decrease as a percentage of net sales was due to the items discussed above.

      Other Income, net. The Company recognized other income, net of $3.4 million for the year ended March 29, 2003, as compared to other income, net of $1.0 million for the year ended March 30, 2002. Other income, net is realized primarily from net foreign transaction gains resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction gains of $3.5 million for the year ended March 29, 2003, compared to net foreign transaction gains of $756,000 during the comparable period in the prior year. The fiscal 2003 foreign transaction gains resulted from significant favorable changes in foreign currency exchange rates of approximately 18.7% in the March 29, 2003 exchange rates as compared to those at March 30, 2002.

      Interest Expense, net. Interest expense decreased $514,000, or 12.5%, to $3.6 million for the year ended March 29, 2003 compared to the year ended March 30, 2002. The decrease is attributable both to a decrease in average interest rates from 6.7% to 5.6% and a decrease in average outstanding debt from $44.7 million to $38.2 million for the period as compared to the prior year.

      Provision for Income Taxes. The provision for income taxes increased $2.7 million for the year ended March 29, 2003 compared to the prior year due to (i) an increase of $3.4 million in pre-tax income from North American operations compared to the prior year, (ii) the recording of tax provisions of approximately $1.3 million for the Company's German and Czech Republic subsidiaries in fiscal 2003 as certain of the net operating losses of those subsidiaries had then been fully utilized, and (iii) the recording of a $350,000 provision for income taxes for the German subsidiary. German taxing authorities have performed an examination covering years 1997 through 1999, and during the year ended March 29, 2003 the Company reserved $350,000 for the tax liability arising from this tax examination. The Company's effective tax rates for the years ended March 29, 2003 and March 30, 2002 were 43.7% and 34.0%, respectively. The effective tax rate for the year ended March 29, 2003 is higher than the statutory tax rate due to the tax examination noted above and foreign earnings taxed at different rates.

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

Liquidity and Capital Resources

      It is expected that the Company's equipment and working capital requirements will continue to increase in order to sustain its growth of operations. The Company anticipates that it will spend approximately $8.3 million for capital projects in 2004. This growth is expected to be funded through a combination of cash flows from operations, equipment financing and the use of the Company's line of credit.

Credit Facilities

      On October 8, 2003, the Company executed an amendment to its credit facility (the "Congress Facility") with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). As amended, the Company has an aggregate, $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at December 31, 2003 was $4.6 million. The Congress Revolver also includes a $5.0 million letter of credit facility, under which the Company had $497,000 outstanding pursuant to letters of credit at December 31, 2003.

      In addition, the amendment provided for a term facility (the "Congress Term A loan") under which $4.2 million was borrowed at December 31, 2003. The Congress Term A loan is payable in equal monthly installments of approximately $72,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and Congress Term A, the amendment also provided for an additional $4.5 million term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Amended Congress Facilities") which is undrawn and is currently fully available. At December 31, 2003, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $34.9 million.

      The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Amended Congress Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio". The Company may make borrowings based on the prime rate as described in the Amended Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Amended Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At December 31, 2003, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. The Company is required to pay a monthly unused line fee of 0.25% on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% of the amount of any outstanding letters of credit.

      Under the Congress Revolver and Congress Term A loan, the Company is subject to a covenant that requires it to maintain a certain tangible net worth. To the extent that the Company has borrowings outstanding under the Congress Term B loan, it is subject to additional financial covenants that require the
Company: (i) to maintain EBITDA of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount,
(iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, the Company would be required to repay the Congress Term B loan to the extent of certain excess cash flow.

      The Amended Congress Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At December 31, 2003, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Amended Congress Facilities.

      The Company's subordinated secured note facility with KeyBank National Association and Fleet Bank was paid in full on October 8, 2003 with proceeds from the Amended Congress Facilities.

Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage note facility dated June 4, 1997. This amendment extends the mortgage facility for five years, establishes an interest rate of 1.7% over EURIBOR (EURIBOR was 2.31% at December 31, 2003), requires monthly payments of approximately $89,000 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this facility.

      On April 1, 1999, the Company's German subsidiary secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Germany. The note was secured by the real estate in Germany acquired through the mortgage. On October 31, 2003, the mortgage was paid in full.

      On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc. ("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (LIBOR was 2.56% at December 31, 2003), requires monthly payments of approximately $150,000 and is secured by certain equipment located at the Company's Greenville, South Carolina facility.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at December 31, 2003.

                                                      Payments due by Period
                                    ---------------------------------------------------------
                                                Less than      1 - 3        3 - 5   More than
Contractual obligations              Total       1 year        years        years    5 years
                                    ---------------------------------------------------------
     Long term debt                 $15,003      $ 3,741      $10,362      $  900       --
     Capital lease obligations        1,028          473          538          17       --
     Operating leases                 3,563        1,352        1,600         608        3
     Purchase obligations             4,845        4,845           --          --       --
                                    ------------------------------------------------------

             Total                  $24,439      $10,411      $12,500      $1,525      $ 3
                                    ======================================================

      Additionally, the Company does not have any material commitments for capital expenditures as of December 31, 2003.

Cash Flows

      During the nine month period from March 30, 2003 to December 31, 2003, net cash provided by operating activities from continuing operations was $21.9 million, arising from income from continuing operations of $6.1 million, increases for non-cash items of $9.2 million (principally depreciation and changes associated with the Change of Control) and a net decrease in operating assets and a net increase in operating liabilities of $6.6 million. These changes in operating assets and liabilities can primarily be attributed to improved collections on accounts receivable principally in the European operations representing a net increase in cash of $6.8 million and a decrease in payments for income taxes and interest and offset by payments to trade creditors. Net cash used in continuing operations for investing activities was $2.6 million, principally for the acquisition of additional property, plant and equipment to support the Company's production capacity worldwide. Net cash used in continuing operations for financing activities in the nine month period from March 30, 2003 to December 31, 2003 was $23.2 million due principally to net repayments on the KeyBank subordinated secured term note and the Congress Facility of $19.7 million combined with payments on various other debt and long-term obligations totaling $4.0 million. The above activities, in conjunction with the favorable effects of foreign exchange rates of $669,000, resulted in a net decrease in cash and cash equivalents of $3.2 million in the nine month period from March 30, 2003 to December 31, 2003.

Off-Balance Sheet Arrangements

      As of December 31, 2003, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of this report.

New Accounting Pronouncements

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

      The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to perform an impairment assessment of the Company's "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000 ("excess reorganization value"), and goodwill, as of March 31, 2002. Under the transition guidance of SFAS No. 142, the Company was required to perform its initial impairment evaluation within six months of adopting the new standard, and any impairment charges were to be retroactively recorded in the first quarter of the Company's fiscal year. Other identifiable intangible assets of the Company consist of patents that continue to be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company compared the book value of the Company's net assets, including the excess reorganization value and goodwill, to the Company's fair value as of March 31, 2002. The Company estimated its fair value using the following methodologies: a discounted cash flows approach, relative market multiples for comparable businesses and a market approach based on the Company's total market capitalization. Because the fair value was lower than the book value of the Company's net assets, excess reorganization value and goodwill were determined to be impaired and accordingly, the carrying value of such assets (approximately $14.7 million at March 31, 2002) was charged to earnings as the cumulative effect of a change in method of accounting effective March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB") 30 related to the disposal of a segment of a business. The Company adopted SFAS No. 144 on March 31, 2002. The adoption of SFAS No. 144 had no effect on the Company's financial position and results of operations, including the Company's reporting of discontinued operations as the Company's discontinued operations were accounted for under previous accounting guidance since the measurement date occurred prior to the effective date of SFAS No. 144.

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

      Interpretation No. 45 also provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. As of December 31, 2003, the Company and various consolidated subsidiaries of the Company are borrowers under the Amended Congress Facilities and a note payable to a bank in the Czech Republic (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the periods of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

      In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", was issued which, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interest and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Certain disclosure requirements of Interpretation No. 46, if applicable, are required for financial statements initially issued after January 31, 2003. Companies with variable interest in variable interest entities created after January 31, 2003 were required to apply the provision of Interpretation No. 46 immediately. Public entities with a variable interest in a variable interest entity were required to apply the provisions of Interpretation No. 46 no later than the first interim or annual reporting period beginning after June 15, 2003. The adoption of this interpretation did not have any effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Amended Congress Facilities and certain other facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the Amended Congress Facilities and those certain other facilities are variable. As of December 31, 2003, the Company's interest rate, inclusive of credit fees under the Amended Congress Facilities approximated 4.00%. Due to the variability of the interest rates, a hypothetical increase or decrease in the interest rates of 100 basis points relating to the Amended Congress Facilities may result in an addition to or reduction in interest expense of approximately $200,000 on an annual basis.

      The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the period from March 30, 2003 to December 31, 2003 has resulted in the recognition of other income of approximately $2.0 million. It is unknown what the effect of foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

      Derivative financial instruments are utilized by the Company to reduce exposures to volatility of foreign currencies impacting the operations of its business. The Company does not enter into financial instruments for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company periodically enters into forward contracts to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. At December 31, 2003, the Company had outstanding forward exchange contracts that mature between January and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $2.7 million. The fair values of these contracts at December 31, 2003 totaled approximately $52,000, which is recorded as a liability on the Company's balance sheet in "other current liabilities." The Company recorded a credit to earnings of approximately $47,000 for the nine month period from March 30, 2003 to December 31, 2003 and the unrealized loss on these forward contracts of approximately $52,000 was included in "accumulated other comprehensive income" at December 31, 2003.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company periodically enters into forward contracts to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. At December 31, 2003, the Company had outstanding forward exchange contracts that mature between January and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at December 31, 2003 totaled approximately $100,000, which is recorded as a liability on the Company's balance sheet in "other current liabilities." The Company recorded a charge to earnings of approximately $47,000 for the nine month period from March 30, 2003 to December 31, 2003 and the unrealized loss on these forward contracts of approximately $89,000 was included in "accumulated other comprehensive income" at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      This item appears in Item 15(a)(1) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As discussed above and previously disclosed in accordance with the requirements of Item 304 of Regulation S-K promulgated by the SEC, the Company's Audit Committee and Board of Directors notified Deloitte & Touche LLP that it would not be retained to perform the audit of the financial statements of the Company for the fiscal year ending March 27, 2004 or any transition period and determined to engage PricewaterhouseCoopers LLP as independent accountants to audit the Company's financial statements for the fiscal period ended December 31, 2003, the Company's new fiscal year end, and the Board of Directors of the Company ratified and approved that decision.

ITEM 9A. CONTROLS AND PROCEDURES

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, the Company's management, under the supervision and with the participation of its principal executive and principal financial officers (Messrs. Corey and Menezes, respectively), conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, each of Messrs. Corey and Menezes concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

      The Board of Directors is divided into three classes, one of which currently has three directors and two of which currently have two directors. The terms of two of the three Class II Directors, Ben E. Waide III and Carroll R. Wetzel, Jr., were to expire at the Company's 2003 Annual Meeting of Stockholders. The Company adjourned its 2003 Annual Meeting of Stockholders previously noticed for Tuesday, October 14, 2003, due to the absence of a quorum for the transaction of business. Prior to that meeting, the Company received a letter from Zapata that its shares of the Company's common stock would not be present at the meeting. In light of Zapata's letter and other communications from Zapata subsequently received by the Company, the Company has not yet set a new date for this meeting. Mr. Waide and Mr. Wetzel, together with the third Class II Director, Leonard DiSalvo, who joined the Board on January 26, 2004, will continue to hold office until their successors have been duly elected and qualified or until their earlier resignation or removal.

      The terms of the Class III Directors, John C. Corey and Avram A. Glazer, are to expire at the Company's 2004 Annual Meeting of Stockholders, and the terms of the Class I Directors, Andy Goldfarb and W. Allan Hopkins, are to expire at the Company's 2005 Annual Meeting of Stockholders.

      Each of Messrs. Corey, Goldfarb, Hopkins, Waide and Wetzel have been serving as a director of the Company since the Emergence Date pursuant to the Plan. As described in "The Company - Change of Control" in Item 1, Mr. DiSalvo and Mr. Glazer, designees of Zapata, were appointed by the Board pursuant to the Company's bylaws as of January 26, 2004.

      The names, ages, and principal occupations of the Class I, Class II and Class III Directors are provided below.

                                Class I Directors

      ANDY GOLDFARB. Age 56. Mr. Goldfarb has served as a Director of the Company since the Emergence Date. From 1985 until March 2000, Mr. Goldfarb served as Chairman, President and Chief Executive Officer of HCC Industries, the world's largest independent hermetic sealing operation. From 1976 to 1985, Mr. Goldfarb served HCC Industries in various operational and financial positions, including Chief Operating Officer.

      W. ALLAN HOPKINS. Age 65. Mr. Hopkins has served as a Director of the Company since the Emergence Date. From 1998 until August 2000, Mr. Hopkins served as President and Chief Executive Officer of Atlas Steels Inc., a producer and seller of stainless and specialty steel products. From 1993 to 1996, Mr. Hopkins served as President and Chief Executive Officer of Algoma Steel Inc., a manufacturer and marketer of steel products. From 1984 to 1992, Mr. Hopkins served in various capacities including Senior Vice President, Vice President of Sales and Vice President and General Manager of Stelpipe, Inc., a subsidiary of Stelco, Inc., Canada's largest steel producer.

                               Class II Directors

      LEONARD DISALVO. Age 45. Mr. DiSalvo has served as a Director of the Company since January 2004. Mr. DiSalvo joined Zapata in September 1998 and currently serves as its Vice President - Finance and Chief Financial Officer. Mr. DiSalvo also currently serves as Vice President - Finance and Chief Financial Officer of Zap.Com, Corporation ("Zap.Com"), a subsidiary of Zapata (which until December 2000 was an internet advertising and e-commerce network company, and is currently a public shell company), a position he has held since April 1999. Mr. DiSalvo has over 20 years of experience in the areas of finance and accounting. Mr. DiSalvo served as a finance manager for Constellation Brands, Inc., a national manufacturer and distributor of wine, spirits and beer, from 1996 until September 1998. Prior to that position, Mr. DiSalvo held various management positions in the areas of finance and accounting in the Contact Lens Division of Bausch & Lomb Incorporated. Mr. DiSalvo is a Certified Public Accountant.

      BEN E. WAIDE III. Age 65. Mr. Waide has served as a Director of the Company since the Emergence Date. Since 1998, Mr. Waide has served as an Executive Consultant to E.I. du Pont de Nemours and Company - DuPont Safety Resources, a global workplace consulting firm. From 1995 to 1998, Mr. Waide was Chairman and Chief Executive Officer of Atlantic Aviation Corporation, an aircraft maintenance management services company. Mr. Waide served as General Manager of the Films Division of E.I. du Pont de Nemours and Company from 1990 to 1995.

      CARROLL R. WETZEL, JR. Age 60. Mr. Wetzel has served as Chairman of the Board of the Company since the Emergence Date. From 1988 to 1996, Mr. Wetzel was a Managing Director with the Mergers and Acquisition Group of Chemical Bank/Chase Manhattan. Prior to that, from 1981 to 1988, he was a Managing Director in Smith Barney's Mergers and Acquisitions Group. From 1976 to 1981, he worked as an investment banker with Dillon, Read & Co. Inc. Mr. Wetzel also serves on the Board of Directors of Laidlaw International, Inc., a publicly traded company.

                               Class III Directors

      JOHN C. COREY. Age 56. Mr. Corey has served as President, Chief Executive Officer and Director of the Company since the Emergence Date. Prior to that, he had served as President, Chief Operating Officer and Director of the Company since March 1999. Mr. Corey served as President of Stanley Mechanics Tools, Inc., a division of The Stanley Works, a company engaged in the business of manufacturing and distributing mechanics hand tools, from September 1996 to March 1999, where he was responsible for worldwide operations. Prior to that, Mr. Corey served as an independent consultant while attending to personal business from December 1995 to August 1996, and as President of Allied Signal North American Aftermarket, a division of Allied Signal, Inc., a company engaged in the business of automotive components, from September 1994 to November 1995. From 1984 to 1994, Mr. Corey served in various positions for Moog Automotive, Inc., a company engaged in the business of manufacturing and distributing automotive steering and suspension parts, most recently as the President of the Steering and Suspension Division. Mr. Corey has over 15 years of experience in management and manufacturing in the automotive industry. Mr. Corey is also a director of Stoneridge, Inc., a manufacturer of electronic parts and accessories for motor vehicles.

      AVRAM A. GLAZER. Age 43. Mr. Glazer has served as a Director of the Company since January 2004. Mr. Glazer has been President and Chief Executive Officer of Zapata since March 1995, Chairman of the Board of Zapata since March 2002 and a director of Zapata since July 1993. He also serves as a director and as the President and Chief Executive Officer of Zap.Com. Mr. Glazer is also Chairman of the Board and a director of Omega Protein Corporation, a marine protein company and majority-owned subsidiary of Zapata.

Audit Committee Financial Expert

      The Company's Board of Directors has determined that the Company does not have an audit committee financial expert serving on its audit committee. Since the Company's stock is not currently traded on a securities exchange, but rather on the Over-The-Counter Bulletin Board, the Company is not required to have an audit committee financial expert. The Board of Directors has determined that it is not necessary to appoint an audit committee financial expert at this time because the Board believes that the members of the audit committee possess sufficient experience and expertise with respect to all relevant audit and financial matters.

Executive Officers

      The following table sets forth the names, ages and all positions and offices with the Company held by the Company's present executive officers.

     Name            Age           Positions and Offices Presently Held
--------------------------------------------------------------------------------

John C. Corey        56     Director, President and Chief Executive Officer
Brian P. Menezes     51     Vice President and Chief Financial Officer
Stephen B. Duerk     62     Vice President; President, North American Automotive
Vick Crowley         37     Treasurer

      Executive officers are appointed by the Board and serve at the discretion of the Board. Following is information with respect to the Company's executive officers who are not also directors of the Company:

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

      STEPHEN B. DUERK. Mr. Duerk has served as President of the Company's North American Automotive Group since April 1998 and as President of SCFTI, a wholly-owned subsidiary of the Company, since January 1998. From July 1997 to January 1998, Mr. Duerk served the Company as Co-Managing Director of SCFTI. Prior to the Company's acquisition of the Air Restraint and Technical Fabrics Division of JPS Automotive L.P. in July 1997, Mr. Duerk had served JPS Automotive, L.P., a tier one supplier to the automotive industry of carpet and knit fabrics for headliner and body cloth, as Vice President of Air Restraint Fabrics in the Greenville, South Carolina facility, from October 1988. From 1965 to October 1988, Mr. Duerk served in various positions for JP Stevens & Co., Inc., a company engaged in the business of manufacturing industrial textiles, of which JPS Automotive, L.P. was a part until its restructuring in May 1998, most recently as the Vice President of the Industrial Synthetic Group.

      VICK CROWLEY. Mr. Crowley has served as Treasurer of the Company since August 2000. Prior to that, he had served as Assistant Treasurer with HomeGold Financial, Inc., of Greenville, South Carolina, a financial services firm, since 1995.

Code of Ethics and Business Conduct

      The Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company's directors and key employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (collectively, the "Selected Officers"). The Code of Business Conduct and Ethics has been filed as
Exhibit 14 to this Transition Report on Form 10-K. The Company intends to post any amendments to or waivers from a provision of the Code of Ethics and Business Conduct applicable to any Selected Officer on its website at http://www.safetycomponents.com, or to file a Form 8-K to disclose any such amendments or waivers.

Section 16(a) Beneficial Ownership Reporting Compliance

      The Company's executive officers, directors and 10% stockholders are required under the Securities Exchange Act of 1934, as amended, and regulations thereunder, to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Company. To the Company's knowledge, based on the Company's review of the copies of such reports furnished to it during or with respect to the period from March 30, 2003 to December 31, 2003, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than 10% of our common stock satisfied all applicable filing requirements, except that Vick Crowley filed an amended Form 4 on March 19, 2004 reporting the grant of options to purchase an additional 100 shares of the Company's common stock that were inadvertently omitted from the Form 4 that was previously filed with the SEC on July 23, 2003. To the Company's knowledge, no Form 4 or Form 5 was filed by Putnam, LLC and related parties or SunAmerica Investments and related parties, each formerly a beneficial owner of more than 10% of the Company's common stock, in connection with sales of shares and their status as 10% stockholders of the Company, although each has indicated that such filings are not required.

ITEM 11. EXECUTIVE COMPENSATION

      The following table summarizes the compensation paid to the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company for the nine months ended December 31, 2003 (noted as "Dec 2003" below) (each person appearing in the table is referred to as a "Named Executive"). As a result of the Change of Control, a change of control occurred for purposes of all contractual change of control provisions discussed herein.

                           Summary Compensation Table

                                                                                          Long-Term
                                                                                         Compensation
                                                         Annual Compensation                Awards
                                                         -------------------             ------------
                                                                                          Securities
                                                                                          Underlying           All Other
          Name and                     Fiscal           Salary           Bonus           Options/SARs        Compensation
     Principal Position                 Year              ($)             ($)               (#)(1)                ($)
--------------------------------------------------------------------------------------------------------------------------
John C. Corey                       Dec 2003(2)        $239,444        $256,890                0            $995,888(3)(4)
    President and Chief                 2003            325,000         265,425           46,800              41,978(5)
    Executive Officer                   2002            316,040         231,675          173,200              62,013(6)
                                        2001            306,827         318,039                0              35,105(7)


Brian P. Menezes                    Dec 2003(2)        $156,375        $128,015                0            $408,340(3)(8)
    Vice President and Chief            2003            200,450         129,920           27,000              28,125(9)
    Financial Officer                   2002            191,824         123,985           75,000              32,969(10)
                                        2001            185,380         188,903                0              17,085(11)


Stephen B. Duerk                    Dec 2003(2)        $144,847        $ 82,724                0            $ 14,002(12)
    Vice President;                     2003            187,500         102,988           21,500              20,036(13)
    President North American            2002            182,000          80,223           71,000              12,495(14)
    Automotive Group                    2001            177,917          63,700                0              15,777(15)


Vick Crowley                        Dec 2003(2)        $ 82,688        $ 41,705                0            $  2,848(17)
    Treasurer (16)                      2003            105,000          45,723            2,000              12,667(18)
                                        2002            100,471          39,250            5,800               5,674(19)
                                        2001             67,418          30,200                0               2,813(20)

----------

(1) Grants reflected for 2002 and 2003 are options under the Company's 2001 Stock Option Plan (the "Option Plan"). As a result of the Change of Control, all such options became immediately vested.

(2) Following the Change of Control, the Company changed its fiscal year to a calendar year end to coincide with Zapata's fiscal year end. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. The years ended March 29, 2003, March 30, 2002 and March 31, 2001 each consisted of twelve months of operations.

(3) Includes $961,400 and $393,300, respectively, paid to each of Mr. Corey and Mr. Menezes in accordance with the terms of the Company's employment agreements with them, upon the occurrence of the Change of Control. See "Employment Agreements - Corey Agreement" and "Employment Agreements - Menezes Agreement" below.

(4) Includes $14,056 of life insurance premiums, a $10,800 automobile allowance, $968 of group life insurance premiums, $6,029 of supplemental medical reimbursements, and $2,635 of membership dues.

(5) Amount reflects $14,056 of life insurance premiums, a $14,400 automobile allowance, a $5,161 matching contribution under the Company's 401(k) plan, $690 of group life insurance premiums, $4,158 of supplemental medical reimbursements, and $3,513 of membership dues.

(6) Amount reflects $12,476 of life insurance premiums, a $14,400 automobile allowance, a $5,312 matching contribution under the Company's 401(k) plan, $570 of long-term disability insurance premiums, $690 of group life insurance premiums, $9,516 of supplemental medical reimbursements, and $19,049 of membership dues.

(7) Amount reflects $11,632 of life insurance premiums, a $14,400 automobile allowance, a $5,250 matching contribution under the Company's 401(k) plan, $720 of long-term disability insurance premiums, $690 of group life insurance premiums, and $2,413 of supplemental medical reimbursements.

(8) Includes a $10,800 automobile allowance, $330 of group life insurance premiums, and $3,910 of supplemental medical reimbursements.

(9) Amount reflects a $14,400 automobile allowance, a $4,706 matching contribution under the Company's 401(k) plan, $269 of group life insurance premiums, and $8,750 of supplemental medical reimbursements.

(10) Amount reflects $5,394 of life insurance premiums, a $13,500 automobile allowance, a $5,312 matching contribution under the Company's 401(k) plan, $516 of long-term disability insurance premiums, $255 of group life insurance premiums, and $7,992 of supplemental medical reimbursements.

(11) Amount reflects a $10,800 automobile allowance, a $5,250 matching contribution under the Company's 401(k) plan, $666 of long-term disability insurance premiums, $244 of group life insurance premiums, and $125 of supplemental medical reimbursements.

(12) Amount reflects a $4,500 automobile allowance, a $3,874 matching contribution under the Company's 401(k) plan, $843 group life insurance premiums, $2,067 of supplemental medical reimbursements and $2,718 of membership dues.

(13) Amount reflects a $6,000 automobile allowance, a $5,463 matching contribution under the Company's 401(k) plan, $791 group life insurance premiums, $4,679 of supplemental medical reimbursements and $3,103 of membership dues.

(14) Amount reflects a $6,000 automobile allowance, a $3,760 matching contribution under the Company's 401(k) plan, $681 of group life insurance premiums, $1,356 of supplemental medical reimbursements, and $698 of membership dues.

(15) Amount reflects a $6,000 automobile allowance, $3,876 of club dues, $659 of group insurance premiums, and $5,242 of supplemental medical reimbursements.

(16)  Mr. Crowley joined the Company in August 2000.

(17) Amount reflects a $2,481 matching contribution under the Company's 401(k) plan, $44 of group life insurance premiums, and $323 of supplemental medical reimbursements.

(18) Amount reflects a $2,363 matching contribution under the Company's 401(k) plan, $53 of group life insurance premiums, and $10,251 of supplemental medical reimbursements.

(19) Amount reflects a $3,920 matching contribution under the Company's 401(k) plan, $199 of long-term disability premiums, $49 of group life insurance premiums, and $1,506 of supplemental medical reimbursements.

(20) Amount reflects a $1,789 matching contribution under the Company's 401(k) plan, $155 of long-term disability premiums, $29 of group life insurance premiums, and $840 of supplemental medical reimbursements.

Option Grants in Last Fiscal Year

      There were no options to purchase our common stock granted during the nine months ended December 31, 2003 to the Named Executives.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

      The following table sets forth information with respect to the Named Executives concerning exercisable and unexercisable options held as of December 31, 2003. No options were exercised by the Named Executives during the nine months ended December 31, 2003. The value of unexercised, in-the-money options at December 31, 2003 is the difference between the exercise price and the fair market value of the underlying stock on December 31, 2003. All options were in-the-money as of December 31, 2003, based on the closing sales price of the Company's common stock at December 31, 2003, of $12.25 per share.

                                   Number of
                              Securities Underlying                 Value of Unexercised
                             Unexercised Options at                In-the-Money Options at
                                December 31, 2003                     December 31, 2003
                          -----------------------------     -------------------------------------
Name                      Exercisable     Unexercisable     Exercisable ($)     Unexercisable ($)
----------------          -----------     -------------     ---------------     -----------------
John C. Corey               220,000            --              $865,472              $    --

Brian P. Menezes            102,000            --               412,080                   --

Stephen B. Duerk             92,500            --               590,480                   --

Vick Crowley                  7,800            --                61,096                   --

Employment Agreements

   Corey Agreement

      Mr. Corey currently serves as President and Chief Executive Officer pursuant to an employment agreement with the Company which became effective May 18, 2001 (with subsequent amendments) and replaced all prior agreements with Mr. Corey. The employment agreement provides for a base salary of $315,000 (increased to $338,000 in fiscal 2004), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company's Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee for each fiscal year. It also provides, in the event of a change of control (as defined) while he is still employed with the Company or under certain circumstances following his termination of employment other than for Cause (as defined) or by reason of a Constructive Termination (as defined), he will be entitled to a one-time bonus of $961,400 at the time the Change of Control is consummated, provided it occurs within ten years following termination of his employment. As a result of the Change of Control, a change of control occurred for purposes of the employment agreement and this bonus was paid to Mr. Corey.

      Pursuant to the employment agreement, Mr. Corey received, upon execution, options to purchase 173,200 shares of the Company's common stock under the Option Plan. Such grant consisted of (i) Class A Options to purchase 110,000 shares at an exercise price equal to fair market value on the date of grant ($8.75 per share), two-thirds of which immediately vested, and the final third of which vested on October 31, 2003, and (ii) Class B Options to purchase

63,200 shares of common stock at an exercise price equal to fair market value on the date of grant ($8.75 per share), vesting one-third on October 31, 2001, an additional one-third on October 31, 2002, and the final one-third on October 31, 2003. Because a change of control of the Company had not occurred by April 1, 2002, Mr. Corey received, pursuant to the employment agreement, a grant of Class C Options to purchase 36,800 additional shares of common stock (together with an additional grant of Class C Options to purchase another 10,000 shares of common stock not provided in the employment agreement) vesting over the next three anniversary dates of such grant. The exercise price for such Class C Options is the per share price determined to be the fair market value for the shares as of the date of the grant ($6.71 per share). All such options are subject to accelerated vesting in certain cases upon a change of control of the Company.

      If Mr. Corey's employment is terminated by the Company other than by reason of death or Disability (as defined) or for Cause or if the employment agreement is terminated by him by reason of a Constructive Termination, the Company shall pay Mr. Corey a severance and non-competition payment equal to two times his base salary at the time of termination, payable in equal monthly installments over the next succeeding 24 months, plus 18 months of health care continuation payments; in the event such termination had occurred before October 31, 2001, then the foregoing 24 month period and corresponding dollar amount of severance and non-competition payment would have been increased by one month for each calendar month by which such termination preceded November 1, 2001. If Mr. Corey's employment agreement is terminated by the Company in connection with a change of control and he is not offered a position with the acquirer with similar responsibilities or if he is initially offered and accepts the position with the acquirer, but is terminated without Cause within 12 months after accepting such position, then, in lieu of any other severance payment under his employment agreement, the Company shall pay Mr. Corey a severance and non-competition payment equal to two times his base salary at the time of termination in 24 equal monthly installments, plus 18 months of health care continuation payments; in the event such termination had occurred on or before October 31, 2001, then the foregoing 24 month period and corresponding dollar amount of severance and non-competition payment would have been increased by one month for each calendar month by which such termination preceded November 1, 2001. All cash payments and health care continuation payments shall cease in the event of competitive employment. Such payments shall be mitigated by 50% of "severance period earnings" in the event of non-competitive employment with annual compensation up to $100,000 and shall cease altogether in the event of such annual compensation exceeding $100,000.

   Menezes Agreement

      Mr. Menezes currently serves as Vice President and Chief Financial Officer pursuant to an employment agreement with the Company which became effective on May 18, 2001 (with subsequent amendments) and replaced all prior agreements with Mr. Menezes. The employment agreement provides for a base salary of $190,000 (increased to $208,500 in fiscal 2004), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company's Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee for each fiscal year. It also provides that, in the event of a change of control (as defined) while he is still employed by the Company or under certain circumstances following his termination of employment other than for Cause (as defined) or by reason of a Constructive Termination (as defined), he will be entitled to a one-time bonus of $393,300 at the time the change of control is consummated, provided it occurs within ten years following termination of his employment. As a result of the Change of Control, a change of control occurred for purposes of the employment agreement and this bonus was paid to Mr. Menezes.

      Pursuant to the employment agreement, Mr. Menezes received, upon execution, options to purchase 75,000 shares of the Company's common stock under the Company's Option Plan. Such grant consisted of (i) Class A Options to purchase 45,000 shares at an exercise price equal to fair market value on the date of grant ($8.75 per share), two-thirds of which immediately vested, and the final third of which vested on October 31, 2003, and (ii) Class B Options to purchase 30,000 shares of common stock at an exercise price equal to fair market value on the date of grant ($8.75 per share), vesting one-third on October 31, 2001, an additional one-third on October 31, 2002, and the final one-third on October 31, 2003.

      If Mr. Menezes' employment is terminated by the Company other than by reason of death or Disability (as defined) or for Cause or if the employment agreement is terminated by him by reason of a Constructive Termination, the Company shall pay Mr. Menezes a severance and non-competition payment equal to one and one half times his base salary at the time of termination, payable in equal monthly installments over the next 18 months, plus 18 months of health care continuation payments. If Mr. Menezes' employment agreement is terminated by the Company in connection with a change of control and he is not offered a position with the acquirer with similar responsibilities or if he initially is offered and accepts a position with the acquirer, but is terminated without Cause within 12 months after accepting such position, then, in lieu of any other severance payment under this employment agreement, the Company shall pay Mr. Menezes a severance and non-competition payment equal to one and one half times his base salary at the time of termination in 18 equal monthly installments, plus 18 months of health care continuation payments. All cash payments and health care continuation payments shall cease in the event of competitive employment. Such payments shall be mitigated by 50% of "severance period earnings" in the event of non-competitive employment with annual compensation up to $50,000 and shall cease altogether in the event of such annual compensation exceeding $50,000.

   Duerk Agreement

      Mr. Duerk currently serves as Vice President of the Company and President of the North American Automotive Group pursuant to an employment agreement which became effective May 18, 2001 (with subsequent amendment) and replaced all prior agreements with Mr. Duerk. The employment agreement provided for an original base salary of $182,000 (increased to $193,130 in fiscal 2004), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company's Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee in advance of each fiscal year.

      If Mr. Duerk's employment is terminated by the Company other than by reason of death or Disability (as defined) or for Cause (as defined) or if the employment agreement is terminated by him by reason of a Constructive Termination (as defined), the Company will pay Mr. Duerk a severance and non-competition payment equal to one and one half times his base salary at the time of termination, payable in equal monthly installments over the next succeeding 18 months, plus 18 months of health care continuation payments. If Mr. Duerk's employment agreement is terminated by the Company in connection with a change of control (as defined) and he is not offered a position with the acquirer with similar responsibilities or if he initially is offered and accepts a position with the acquirer but is terminated without Cause within 12 months after accepting such position, then, in lieu of any other severance payment under his employment agreement, the Company shall pay Mr. Duerk a severance and non-competition payment equal to one and one half times his base salary at the time of termination in 18 equal monthly installments, plus 18 months of health care continuation payments. All cash payments and health care continuation payments shall cease in the event of competitive employment. Such payments shall be mitigated by 50% of "severance period earnings" in the event of non-competitive employment with annual compensation up to $50,000 and shall cease altogether in the event of such annual compensation exceeding $50,000.

   Crowley Agreement

      Under his severance agreement with the Company, if Mr. Crowley is terminated by the Company other than for Cause, death or Disability within 24 months following a change of control (including a termination by Mr. Crowley by reason of a Constructive Termination) (all the foregoing capitalized terms as defined in Mr. Crowley's severance agreement), Mr. Crowley is entitled to a severance payment equal to his annual base salary in effect at the effective date of termination, payable in twelve equal monthly installments following termination.

Management Incentive Plan

      Messrs. Corey, Menezes, Duerk and Crowley each received bonuses for the nine months ended December 31, 2003 under the Management Incentive Plan. See the Summary Compensation Table and " - Employment Agreements" above for additional information concerning the Management Incentive Plan.

Severance Program

      See " - Employment Agreements" above for additional information concerning severance arrangements applicable to the Named Executives.

Director Compensation

      Directors who are employees of the Company receive no compensation, as such, for service as members of the Board. Directors who are not employees of the Company receive an annual retainer of $20,000, plus an additional $10,000 for Mr. Wetzel as Board Chairman and an additional $5,000 each for committee chairmen. They also each receive attendance fees ranging from $500 to $1,250 for attendance at Board and committee meetings attended by telephone or in person. Finally, directors receive additional compensation at a rate of $1,750 per day for special assignments, not including attendance at Board and committee meetings. All directors are reimbursed for expenses incurred in connection with attendance at meetings.

      Each non-employee director then holding office received an option grant under the Option Plan immediately following its approval by the stockholders on April 27, 2002 (for 10,000 shares to Mr. Wetzel, as Chairman, and 7,500 shares to each of the other non-employee directors who received grants). The exercise price for the shares of common stock subject to these options is the fair market value of the shares on the date of grant ($8.75 per share), subject to adjustment to $.01 per share in the event of a change of control as described in the option agreements. In April 2002, each non-employee director then holding office received an additional option grant (for 10,000 shares to Mr. Wetzel, as Chairman, and 7,500 shares to each of the other non-employee directors who received grants). The exercise price for the shares of common stock subject to these options is the per share price determined to be their fair market value as of the date of grant ($6.71 per share). As a result of the Change of Control, a change of control occurred for purposes of these option agreements and the options granted to each of the non-employee directors were immediately vested.

Compensation Committee Interlocks and Insider Participation

      From the Emergence Date through the nine months ended December 31, 2003, Messrs. Goldfarb, Waide and Wetzel served as the Company's Compensation Committee. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Except as otherwise indicated, the following table and notes set forth certain information, to the knowledge of the Company, regarding the beneficial ownership of the Company's common stock as of February 27, 2004, by all persons known by the Company to be the beneficial owner of more than 5% of the common stock, by each director of the Company, by each of the Named Executives (as defined herein) and by all directors and executive officers of the Company as a group. Except as otherwise indicated, to the knowledge of the Company, each beneficial owner has the sole power to vote and to dispose of all shares of common stock owned by such beneficial owner.

                                                           Amount and Nature of       Percent of
         Name and Address of Beneficial Owner              Beneficial Ownership    Common Stock (1)
---------------------------------------------------------------------------------------------------
Zapata Corporation                                              4,162,394               82.6%
     100 Meridian Centre, Suite 350
     Rochester, New York 14618
FMR Corp.(2)                                                      360,180                7.2%
     82 Devonshire Street
     Boston, Massachusetts 02109
Mellon HBV Alternative Investment Strategies LLC (3)
     200 Park Avenue, Suite 3300
     New York, New York 10166-3399                                246,452                4.9%

                Officers and Directors
John C. Corey (4)                                                 220,115                4.2%
Leonard DiSalvo (5)                                                     0                  *
Avram A. Glazer (5)                                                     0                  *
Andy Goldfarb (4)                                                  15,000                  *
W. Allan Hopkins (4)                                               15,000                  *
Ben E. Waide III (4)                                               15,000                  *
Carroll R. Wetzel, Jr. (4)                                         20,014                  *
Brian P. Menezes (4)                                              102,000                2.0%
Stephen B. Duerk (4)                                               92,503                1.8%
Vick Crowley (4)                                                    7,800                  *

All executive officers and directors as a group                   487,432                8.8%
     (consisting of 10 individuals)

----------
*     Less than 1%.

(1) Shares beneficially owned, as recorded in this table, expressed as a percentage of the shares of common stock outstanding.

(2) The information shown is as of December 31, 2003 and is based upon information disclosed by FMR Corp., Edward C. Johnson, 3d, Abigail P. Johnson, Fidelity Management & Research Company and Fidelity Leveraged Company Stock Fund in a Schedule 13G filed with the SEC. Such persons reported that FMR Corp. and the other members of the filing group have sole power to dispose or to direct the disposition of 360,180 shares of the Company's common stock. Sole power to vote these shares beneficially owned by the filing group resides in the respective boards of trustees of the funds that have invested in the shares. The interest of Fidelity Leveraged Company Stock Fund, an investment company registered under the Investment Company Act of 1940, amounted to 333,135 shares of the Company's common stock as of December 31, 2003.

(3) The information shown is as of December 9, 2003 and is based upon information disclosed by Mellon HBV Alternative Investment Strategies LLC in a Schedule 13D filed with the SEC. Mellon HBV Alternative Investment Strategies LLC has sole power to dispose or to direct the disposition of and to vote these shares. The shares are owned by Mellon HBV Master Rediscovered Opportunities Fund L.P., Mellon HBV Master Multi-Strategy Fund L.P., Axis RDO Ltd. and HFR DS Performance Master Trust, for which Mellon HBV Alternative Investment Strategies LLC serves as investment advisor.

(4) Includes 220,000 shares for Mr. Corey, 15,000 shares each for Messrs. Goldfarb, Hopkins and Waide, 20,000 shares for Mr. Wetzel, 102,000 shares for Mr. Menezes, 92,500 shares for Mr. Duerk, and 7,800 shares for Mr. Crowley underlying currently exercisable stock options under the Option Plan. The address of each of these persons is c/o Safety Components International, Inc., 41 Stevens Street, Greenville, South Carolina 29605.

(5) Mr. Glazer is the Chairman of the Board of Zapata and its President and Chief Executive Officer. Mr. DiSalvo is Zapata's Vice President - Finance and Chief Financial Officer. Each of Mr. Glazer and Mr. DiSalvo disclaims beneficial ownership of all shares held by Zapata. The address of each of these persons is c/o Zapata Corporation, 100 Meridian Centre, Suite 350, Rochester, New York 14618.

Equity Compensation Plan Information

      The Company has one equity compensation plan, the Option Plan, that is a shareholder approved plan. As of December 31, 2003, the number of options outstanding and remaining available under the Option Plan were as follows:

                             Number of securities to        Weighted-average         Number of securities
                             be issued upon exercise       exercise price of       remaining available for
      Plan category           of outstanding options      outstanding options          future issuance
------------------------     -----------------------      -------------------      -----------------------
 Equity compensation
     plans approved by
     security holders                612,500                     $6.78                     209,700

 Equity compensation
     plans not approved
     by security holders                  --                        --                          --
                                     -------                                               -------

Total                                612,500                                               209,700

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since the beginning of the Company's last fiscal year, except as may otherwise be described herein, there were no transactions occurring or relationships that existed between the Company and its officers, directors or 5% stockholders that require disclosure under SEC regulations.

      The Company has entered into a tax sharing and indemnity agreement with Zapata, included as Exhibit 10.27 to this report on Form 10-K. Because Zapata now owns in excess of 80% of the voting interests of the Company, the Company (beginning with the fourth quarter of 2003) will be included in Zapata's consolidated U.S. federal income tax return.

      Information regarding transactions that have occurred since the beginning of the Company's fiscal year involving Zapata can be found under "The Company - Change of Control" in Item 1 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Deloitte & Touche LLP served as the Company's principal independent accountant to audit the Company's financial statements for the fiscal year ended March 29, 2003. As discussed above and previously disclosed, the Company's Audit Committee and Board of Directors notified Deloitte & Touche LLP that it would not be retained to perform the audit of the financial statements of the Company for the fiscal year ending March 27, 2004 or any transition period and determined to engage PricewaterhouseCoopers LLP as independent accountants to audit the Company's financial statements for the fiscal period ended December 31, 2003. The fees billed in the fiscal year ended March 29, 2003 and in the period through November 12, 2003 for Deloitte & Touche LLP's services to the Company and the fees billed in the fiscal period ended December 31, 2003 for PricewaterhouseCoopers' services to the Company were:

                                             Deloitte & Touche          PricewaterhouseCoopers
                                  ------------------------------------  -----------------------
                                    Year ended    Interim Period ended  Nine Month Period ended
                                  March 29, 2003    November 12, 2002     Decemeber 31, 2003
                                  --------------  --------------------  -----------------------
Audit Fees ..............            $309,800            $ 39,000               $324,000

Audit-Related Fees ......              66,000              36,900                 54,000

Tax Fees ................             337,100             278,400                     --

All Other Fees ..........              72,600             110,300                     --

Total Fees ..............            $785,500            $464,600               $378,000

      In the above table, in accordance with applicable SEC rules:

            o "audit fees" are fees billed by the independent auditors for professional services for the audit of the consolidated financial statements included in the Company's Form 10-K, including audits of the foreign subsidiary statutory reports of the Company's foreign subsidiaries for their respective fiscal years, and review of financial statements included in the Company's Form 10-Qs, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements;

            o "audit-related fees" are fees billed by the independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, and include fees related to the audit of the Company's employee benefit plans and fees related to services provided in connection with the Change of Control;

            o "tax fees" are fees billed by the independent auditors for professional services for tax compliance, tax advice, and tax planning, and include, in the case of services provided by Deloitte & Touche during the fiscal year ended March 29, 2003 and the interim ended November 12, 2003, fees for domestic and international income tax services and consultation, including $130,000 and $102,000, respectively, in connection with a comprehensive analysis of the Company's international tax structure and steps toward implementation of structural changes approved by management; and

            o "all other fees" are fees billed by the independent auditors to the Company for any services not included in the first three, and include fees related to assistance with non-financial systems.

      The Audit Committee of the Company's Board of Directors has established a policy requiring its pre-approval of all audit and non-audit services provided by its independent auditors. The policy requires the general pre-approval of annual audit services, general pre-approval of all other permitted services up to specified dollar limits and specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. To ensure prompt handling of unexpected matters, our Audit Committee has delegated to its chairperson the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the committee chairperson is provided to the Audit Committee at the following Audit Committee meeting.

      None of the audit and non-audit services described above were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

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

(3)         Exhibits:

            2.1 Joint Plan of Reorganization of Safety Components Debtors Under Chapter 11 Bankruptcy Code dated June 12, 2000 (incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 25, 2000)

            2.2 First Amended Joint Plan of Reorganization of Safety Components International, Inc., Safety Components Fabric Technologies, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany (DE) Inc., ASCI Holdings UK (DE) Inc., ASCI Holdings Mexico (DE) Inc., and ASCI Holdings Czech (DE) Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on September 13, 2000)

            3.1 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Safety Components International, Inc. (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000)

            3.2         Amended Bylaws of Safety Components International, Inc.
                        (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000)

            4.1 Restructuring Agreement dated April 6, 2000 between Safety Components International, Inc., Robert A. Zummo and the consenting holders signatory thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on April 13, 2000)

            4.2 First Amendment to Restructuring Agreement dated as of May 10, 2000 between Safety Components and the consenting holders signatory thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on May 19,
                        2000)

            10.1 Form of Master Equipment Lease Agreement, dated as of July 10, 1998, between KeyCorp Leasing, a division of Key Corporate Capital Inc. and Safety Components International, Inc., including Security Agreement dated July 10, 1998 by and between Safety Components International, Inc. and KeyCorp Leasing (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26,
                        1998)

            10.2 Loan and Security Agreement dated as of October 11, 2000, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (incorporated by reference to Exhibit 10.68 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000)

            10.3 Subordinated Secured Credit Agreement dated as of October 11, 2000, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors, KeyBank National Association ("KeyBank") and Fleet Bank, as lenders, and KeyBank as administrative agent (incorporated by reference to Exhibit 10.69 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000)

            *10.4 Safety Components International, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

            *10.5 Employment agreement, effective May 18, 2001 between Safety Components International, Inc. and John C. Corey (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on

                        Form 10-K for the fiscal year ended March 31, 2001)

            *10.6 Employment agreement, effective May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 2001)

            *10.7 Employment agreement, effective May 18, 2001 between Safety Components International, Inc. and Stephen B. Duerk (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

            *10.8 Form of Stock Option Agreement - Class A and B (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

            *10.9       Form of Severance Letter (incorporated by reference to
                        Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

            *10.10 Safety Components International, Inc. Executive Deferral Program (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001)

            *10.11 Amendment No. 1 to the Safety Components International, Inc. Executive Deferral Program (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29,
                        2001)

            *10.12 Amendment dated June 27, 2001 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and John C. Corey (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29,
                        2001)

            *10.13 Amendment dated June 27, 2001 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29,
                        2001)

            10.14 Amendment No. 1 and Consent to Loan and Security Agreement, dated November 2, 2001, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29,
                        2001)

            10.15 Amendment No. 1, dated March 28, 2002, to the Credit Facility Agreement dated May 29, 1997 between Automotive Safety Components International s.r.o. and HVB Bank Czech Republic a.s. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2002)

            10.16 Letter of Guarantee, dated March 28, 2002, between Safety Components International, Inc. and HVB Bank Czech Republic a.s. (incorporated by reference to Exhibit
                        10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2002)

            *10.17 Form of Stock Option Agreement - Class C (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

            10.18 Amendment No. 1 to Subordinated Secured Credit Agreement dated as of October 11, 2002, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors, KeyBank and Fleet Bank, as lenders, and KeyBank as administrative agent. (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002)

            10.19 Amendment No. 2 to Loan and Security Agreement, dated October 11, 2002, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002)

            10.20 Amendment No. 3 and Consent to Loan and Security Agreement, dated October 8, 2003 by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27,
                        2003)

            10.21 Form of Indemnification Agreement by and between Safety Components International, Inc., Automotive Safety Components International, Inc., Safety Components Fabric Technologies, Inc., and certain officers and directors (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003)

            *10.22 Safety Components International, Inc. Nine Months Ending December 31, 2003 Management Incentive Bonus Program

            *10.23 Amendment No. 2 dated September 22, 2003 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and John C. Corey

            *10.24 Amendment No. 2 dated September 22, 2003 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes

            *10.25 Amendment dated September 29, 2003 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and Stephen B. Duerk

            10.26 Amendment No. 1, dated October 8, 2003, to Security Agreement dated July 10, 1998, by and between Safety Components International, Inc. and KeyCorp Leasing

            10.27 Tax sharing and indemnity agreement dated as of March 19, 2004 between Zapata Corporation and Safety Components International, Inc.

            14.1 Safety Components International, Inc. and Subsidiaries Code of Ethics and Business Conduct

            21.1        Subsidiaries of Safety Components

            23.1        Consent of PricewaterhouseCoopers LLP, Independent
                        Auditors

            23.2        Consent of Deloitte & Touche LLP, Independent Auditors

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

            31.2 Certification of CFO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  *     Indicates exhibits relating to executive compensation

(b)         Reports on Form 8-K:

                  During the last quarter of the nine month period ended
            December 31, 2003, the Company filed the following Reports on Form 8-K:

                  o Report on Form 8-K filed on October 3, 2003 pursuant to which it announced that Zapata had acquired approximately 53.7% of the issued and outstanding shares of common stock of the Company.

                  o Report on Form 8-K filed on October 8, 2003 pursuant to which it announced that it had executed an amendment to its credit facility with Congress Financial Corporation (Southern).

                  o Report on Form 8-K filed on October 16, 2003 pursuant to which it announced that its 2003 Annual Meeting of Shareholders was adjourned due to the absence of a quorum and that a new date for the 2003 annual meeting would be established and announced thereafter.

                  o Report on Form 8-K filed on November 14, 2003 pursuant to which it announced (i) that it had notified Deloitte & Touche LLP that it would not be retained to perform the audit of the financial statements of the Company for the fiscal year ending March 27, 2004 or any transition period, (ii) that it had determined to engaged PricewaterhouseCoopers LLP as independent accountants to audit its financial statements for the fiscal period ended December 31, 2003, and (iii) that it had changed its fiscal year end from the last Saturday in the month of March to December 31 of each year.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SAFETY COMPONENTS INTERNATIONAL, INC.


                                      By:   /s/ John C. Corey
                                            ---------------------------
                                            John C. Corey
                                            Chief Executive Officer
                                            and President

                                      Date: March 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature              Title                              Date
------------------              -----                              ----


/s/ John C. Corey               Chief Executive Officer,           March 8, 2004
---------------------------     President and Director
John C. Corey


/s/ Carroll R. Wetzel, Jr.      Director, Chairman of the Board    March 8, 2004
---------------------------
Carroll R. Wetzel, Jr.


/s/ Brian P. Menezes            Vice President, Chief Financial    March 8, 2004
---------------------------     Officer
Brian P. Menezes


/s/ William F. Nelli            Controller                         March 8, 2004
---------------------------
William F. Nelli


/s/ Ben E. Waide III            Director                           March 8, 2004
---------------------------
Ben E. Waide III


/s/ W. Allan Hopkins            Director                           March 8, 2004
---------------------------
W. Allan Hopkins


/s/ Andy Goldfarb               Director                           March 8, 2004
---------------------------
Andy Goldfarb


/s/ Leonard DiSalvo             Director                           March 8, 2004
---------------------------
Leonard DiSalvo


/s/ Avram A. Glazer             Director                           March 8, 2004
---------------------------
Avram A. Glazer

SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                 Page
REPORTS OF INDEPENDENT AUDITORS                                                   F-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of December 31, 2003 and March 29, 2003       F-4

     Consolidated Statements of Operations for the period from March 30, 2003 to December 31, 2003, and for the Years ended March 29, 2003
        and March 30, 2002                                                        F-5

     Consolidated Statements of Stockholders' Equity for the period from March 30, 2003 to December 31, 2003, and for the Years ended
        March 29, 2003 and March 30, 2002                                         F-6

     Consolidated Statements of Cash Flows for the period from March 30, 2003 to December 31, 2003, and for the Years ended March 29, 2003
        and March 30, 2002                                                        F-7

     Notes to Consolidated Financial Statements                                   F-8

SUPPLEMENTAL SCHEDULE:

II Valuation and Qualifying Accounts

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Safety Components International, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Safety Components International, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the nine-month period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Spartanburg, South Carolina
February 13, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Safety Components International, Inc.
Greenville, South Carolina

We have audited the accompanying consolidated balance sheet of Safety Components International, Inc. and subsidiaries (the "Company") as of March 29, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 29, 2003 and March 30, 2002. Our audits also included the consolidated financial statement schedule for the years ended March 29, 2003 and March 30, 2002 listed in the Index as Supplemental Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 29, 2003, and the results of its operations and its cash flows for the years ended March 29, 2003 and March 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended March 29, 2003 and March 30, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Greenville, South Carolina
June 6, 2003

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                                December 31, 2003    March 29, 2003
                                                                                                -----------------    --------------
ASSETS

Current assets:
  Cash and cash equivalents ...............................................................         $   4,376          $   7,564
  Accounts receivable, net ................................................................            37,109             43,882
  Inventories, net ........................................................................            23,552             24,000
  Prepaid and other .......................................................................             2,476              1,949
                                                                                                    ---------          ---------
    Total current assets ..................................................................            67,513             77,395

Property, plant and equipment, net ........................................................            50,428             52,622
Identifiable intangible assets, net .......................................................             1,172              1,106
Other assets ..............................................................................             4,213              2,941
                                                                                                    ---------          ---------
    Total assets ..........................................................................         $ 123,326          $ 134,064
                                                                                                    =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................................         $  24,419          $  26,713
  Accrued and other current liabilities ...................................................             7,750              8,353
  Income taxes payable ....................................................................             4,477              2,603
  Current portion of long-term debt .......................................................             4,214             31,710
                                                                                                    ---------          ---------
    Total current liabilities .............................................................            40,860             69,379

Long-term debt ............................................................................            11,817              7,363
Deferred income taxes .....................................................................             3,511              4,377
Other long-term liabilities ...............................................................             3,109              1,032
                                                                                                    ---------          ---------
    Total liabilities .....................................................................            59,297             82,151
                                                                                                    ---------          ---------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock: 5,000,000 shares authorized and unissued ...............................                --                 --
  Common stock: $.01 par value per share - 20,000,000 shares authorized; 5,037,478 and
   4,959,678 shares outstanding at December 31, 2003 and March 29, 2003, respectively .....                51                 50
  Common stock warrants ...................................................................                --                 34
  Additional paid-in-capital ..............................................................            52,865             50,916
  Treasury stock:  40,322 shares at cost ..................................................              (411)              (411)
  Retained earnings (accumulated deficit) .................................................             2,656             (3,446)
  Accumulated other comprehensive income ..................................................             8,868              4,770
                                                                                                    ---------          ---------
    Total stockholders' equity ............................................................            64,029             51,913
                                                                                                    ---------          ---------
    Total liabilities and stockholders' equity ............................................         $ 123,326          $ 134,064
                                                                                                    =========          =========

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                                Period from
                                                                             March 30, 2003 to     Year Ended         Year Ended
                                                                             December 31, 2003   March 29, 2003     March 30, 2002
                                                                               (Nine Months)     (Twelve Months)    (Twelve Months)
                                                                             -----------------   ---------------    ---------------
Net sales ..............................................................         $ 183,666          $ 244,338          $ 203,323
Cost of sales, excluding depreciation ..................................           149,479            204,656            169,527
Depreciation ...........................................................             8,089              9,662              7,290
                                                                                 ---------          ---------          ---------
   Gross profit ........................................................            26,098             30,020             26,506

Selling and marketing expenses .........................................             2,239              2,176              1,784
General and administrative expenses ....................................            10,432             12,299              9,811
Compensation expense associated with change of control .................             2,797                 --                 --
Research and development expenses ......................................             1,225              1,242                899
Amortization of intangible assets ......................................               106                124                900
                                                                                 ---------          ---------          ---------
   Income from operations ..............................................             9,299             14,179             13,112

Other income, net ......................................................            (2,268)            (3,426)            (1,001)
Interest expense, net ..................................................             1,657              3,596              4,110
                                                                                 ---------          ---------          ---------
   Income from continuing operations before income tax provision .......             9,910             14,009             10,003

Provision for income taxes .............................................             3,808              6,120              3,397
                                                                                 ---------          ---------          ---------
   Income from continuing operations ...................................             6,102              7,889              6,606

Loss on disposition of discontinued operations, net of income tax
   provision (benefit) of $0, $660 and ($1,661),  respectively .........                --              2,023              2,517
                                                                                 ---------          ---------          ---------
   Income before cumulative effect of change in method of accounting ...             6,102              5,866              4,089

Cumulative effect of change in method of accounting ....................                --            (14,651)                --
                                                                                 ---------          ---------          ---------
Net income (loss) ......................................................         $   6,102          $  (8,785)         $   4,089
                                                                                 =========          =========          =========

Net income (loss) per common share, basic:
   Income from continuing operations ...................................         $    1.23          $    1.59          $    1.33
   Loss on disposition of discontinued operations ......................                --              (0.41)             (0.51)
   Cumulative effect of change in method of accounting .................                --              (2.95)                --
                                                                                 ---------          ---------          ---------
Net income (loss) per common share, basic ..............................         $    1.23          $   (1.77)         $    0.82
                                                                                 =========          =========          =========

Net income (loss) per common share, diluted:
   Income from continuing operations ...................................         $    1.19          $    1.59          $    1.33
   Loss on disposition of discontinued operations ......................                --              (0.41)             (0.51)
   Cumulative effect of change in method of accounting .................                --              (2.95)                --
                                                                                 ---------          ---------          ---------
Net income (loss) per common share, diluted ............................         $    1.19          $   (1.77)         $    0.82
                                                                                 =========          =========          =========

Weighted average number of shares outstanding, basic ...................             4,973              4,960              4,960
                                                                                 =========          =========          =========

Weighted average number of shares outstanding, diluted .................             5,119              4,960              4,960
                                                                                 =========          =========          =========

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          (in thousands, except shares)

                                                                      Common          Common          Common         Additional
                                                                      Stock           Stock           Stock           Paid -in
                                                                      Shares          Amount         Warrants          Capital
                                                                   ----------       ----------      ----------       ----------
Balance at March 31, 2001 ...................................       4,960,381       $       50      $       34       $   50,916
 Comprehensive income for the year ended March 30, 2002:
     Net income .............................................              --               --              --               --
     Foreign currency translation adjustment ................              --               --              --               --

 Net comprehensive income ...................................              --               --              --               --
 Treasury stock purchased by the Company ....................            (703)              --              --               --
                                                                   ----------       ----------      ----------       ----------
Balance at March 30, 2002 ...................................       4,959,678               50              34           50,916
 Comprehensive income for the year ended March 29, 2003:
     Net loss ...............................................              --               --              --               --
     Foreign currency translation adjustment ................              --               --              --               --

 Net comprehensive loss .....................................              --               --              --               --
                                                                   ----------       ----------      ----------       ----------
Balance at March 29, 2003 ...................................       4,959,678               50              34           50,916
 Comprehensive income for the period from
   March 30, 2003 to December 31, 2003:
     Net income .............................................              --               --              --               --
     Foreign currency translation adjustment ................              --               --              --               --
     (Loss) gain on derivatives .............................              --               --              --               --

 Net comprehensive income ...................................              --               --              --               --
 Expiration of warrants .....................................              --               --             (34)              34
 Issuance of common stock ...................................          77,800                1              --            1,915
                                                                   ----------       ----------      ----------       ----------
Balance at December 31, 2003 ................................       5,037,478       $       51      $       --       $   52,865
                                                                   ==========       ==========      ==========       ==========

                                                                                     Retained        Accumulated
                                                                    Treasury         Earnings           Other
                                                                      Stock        (Accumulated     Comprehensive
                                                                     Amount          Deficit)       Income (Loss)        Total
                                                                   ----------      ------------     -------------     ----------
Balance at March 31, 2001 ...................................      $     (404)      $    1,250       $       97       $   51,943
 Comprehensive income for the year ended March 30, 2002:
     Net income .............................................              --            4,089               --            4,089
     Foreign currency translation adjustment ................              --               --             (187)            (187)
                                                                                                                      ----------
 Net comprehensive income ...................................              --               --               --            3,902
 Treasury stock purchased by the Company ....................              (7)              --               --               (7)
                                                                   ----------       ----------       ----------       ----------
Balance at March 30, 2002 ...................................            (411)           5,339              (90)          55,838
 Comprehensive income for the year ended March 29, 2003:
     Net loss ...............................................              --           (8,785)              --           (8,785)
     Foreign currency translation adjustment ................              --               --            4,860            4,860
                                                                                                                      ----------
 Net comprehensive loss .....................................              --               --               --           (3,925)
                                                                   ----------       ----------       ----------       ----------
Balance at March 29, 2003 ...................................            (411)          (3,446)           4,770           51,913
 Comprehensive income for the period from
   March 30, 2003 to December 31, 2003:
     Net income .............................................              --            6,102               --            6,102
     Foreign currency translation adjustment ................              --               --            4,239            4,239
     (Loss) gain on derivatives .............................              --               --             (141)            (141)
                                                                                                                      ----------
 Net comprehensive income ...................................              --               --               --           10,200
 Expiration of warrants .....................................              --               --               --               --
 Issuance of common stock ...................................              --               --               --            1,916
                                                                   ----------       ----------       ----------       ----------
Balance at December 31, 2003 ................................      $     (411)      $    2,656       $    8,868       $   64,029
                                                                   ==========       ==========       ==========       ==========

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                Period from
                                                                             March 30, 2003 to    Year Ended        Year Ended
                                                                             December 31, 2003  March 29, 2003    March 30, 2002
                                                                               (Nine Months)    (Twelve Months)   (Twelve Months)
                                                                             -----------------  ---------------   ---------------
Cash Flows From Operating Activities:
    Net income (loss) .....................................................      $  6,102          $ (8,785)         $  4,089
    Loss on disposition of discontinued operations ........................            --             2,023             2,517
    Cumulative effect of accounting change ................................            --            14,651                --
                                                                                 --------          --------          --------
    Income from continuing operations .....................................         6,102             7,889             6,606
    Adjustments to reconcile income from continuing
       operations to net cash provided by operating activities:
      Depreciation ........................................................         8,089             9,662             7,290
      Amortization ........................................................           106               124               900
      Provision for bad debts .............................................            29               295               144
      Loss on disposition of assets .......................................           541               271               174
      Deferred taxes ......................................................          (931)            1,591             1,399
      Accretion of interest on current obligations ........................            --                81                60
      Compensation expense associated with change of control ..............         1,404                --                --
      Changes in operating assets and liabilities:
        Accounts receivable ...............................................         6,744            (9,121)           (1,718)
        Inventories .......................................................           446            (7,225)              501
        Prepaid and other current assets ..................................          (480)               97             1,539
        Other assets ......................................................        (1,319)             (677)              110
        Accounts payable ..................................................        (2,294)            8,196             6,434
        Accrued liabilities ...............................................         3,509               925              (127)
                                                                                 --------          --------          --------
        Net cash provided by continuing operations ........................        21,946            12,108            23,312
        Net cash provided by (used in) discontinued operations ............            --               812            (3,752)
                                                                                 --------          --------          --------
        Net cash provided by operating activities .........................        21,946            12,920            19,560
                                                                                 --------          --------          --------

Cash Flows From Investing Activities:
      Purchases of property, plant and equipment ..........................        (2,594)           (7,916)           (5,488)
      Proceeds on disposition of assets ...................................            --               454                --
      Costs for acquisitions ..............................................            --                --            (1,845)
                                                                                 --------          --------          --------
        Net cash used in continuing operations ............................        (2,594)           (7,462)           (7,333)
        Net cash provided by discontinued operations ......................            --                26             3,626
                                                                                 --------          --------          --------
        Net cash used in investing activities .............................        (2,594)           (7,436)           (3,707)
                                                                                 --------          --------          --------

Cash Flows From Financing Activities:
      Repayment of KeyBank Subordinated Secured term note .................        (9,202)           (9,731)           (1,967)
      Proceeds from (repayment of) Congress term note .....................         1,604            (2,347)           (2,161)
      Net borrowings (repayment) on Congress revolving credit facility ....       (12,085)           16,713           (10,002)
      Repayment of Deutsche Bank Mortgage .................................        (2,014)             (209)             (200)
      Payment to former owner of acquired business ........................            --            (2,327)               --
      Repayment of other debt and long term obligations ...................        (2,023)           (2,758)           (2,760)
      Proceeds from issuance of common stock ..............................           511                --                --
      Acquisition of treasury stock .......................................            --                --                (7)
                                                                                 --------          --------          --------
        Net cash used in continuing operations ............................       (23,209)             (659)          (17,097)
        Net cash used in discontinued operations ..........................            --                --              (549)
                                                                                 --------          --------          --------
        Net cash used in financing activities .............................       (23,209)             (659)          (17,646)
                                                                                 --------          --------          --------
Effect of exchange rate changes on cash and cash equivalents ..............           669                47              (509)
                                                                                 --------          --------          --------
Change in cash and cash equivalents .......................................        (3,188)            4,872            (2,302)
Cash and cash equivalents, beginning of period ............................         7,564             2,692             4,994
                                                                                 --------          --------          --------
Cash and cash equivalents, end of period ..................................      $  4,376          $  7,564          $  2,692
                                                                                 ========          ========          ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest ............................................................      $  1,305          $  3,056          $  3,418
      Income taxes ........................................................         2,877             3,732               236

Supplemental disclosure of non-cash investing and financing activities:
    Deferred purchase price of acquisition ................................      $     --          $     --          $  2,915
    Offset of receivable from affiliate against deferred compensation
      liability to former officer .........................................            --                --               222
    Equipment acquired under capital lease obligations ....................            --             1,086                --

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

The 2001 Restructuring

      On April 10, 2000 (the "Petition Date"), the Company and certain of its U.S. subsidiaries (collectively, the "Safety Filing Group"), filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On October 11, 2000 (the "Emergence Date"), the Safety Filing Group emerged from Chapter 11 pursuant to the Plan of Reorganization (the "Plan"), confirmed by the Bankruptcy Court. Pursuant to the Plan, upon emergence, all of the Company's 10-1/8% Senior Notes due 2007 (the "Notes") (an aggregate of approximately $96.8 million, including accrued interest to the Petition Date) were converted into 4,840,774 shares of the Company's post-bankruptcy common stock, and the pre-bankruptcy common stock, excluding stock held by Robert A. Zummo (former Chairman and Chief Executive Officer of the Company), was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock, and warrants to acquire an additional 681,818 shares of such common stock (these warrants expired as of April 10, 2003). Immediately upon emergence, the Company had 5,000,000 shares of common stock issued and 4,960,381 shares outstanding and, other than shares underlying the warrants, no shares of common stock were reserved for issuance in respect of claims and interests filed and allowed under the Plan. In addition, the Safety Filing Group's trade suppliers and other creditors were paid in full, pursuant to the terms of the Plan, within 90 days of the Emergence Date.

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

      The total reorganization value assigned to the Company's net assets was determined by independent valuation, using the going concern enterprise approach. Such valuation resulted in an estimated reorganization value attributable to the Company's issued common stock of approximately $51.0 million, of which approximately $15.4 million was determined to be the excess of the reorganization value over the fair value of the net assets ("Excess Reorganization Value"). The Excess Reorganization Value was amortized over a twenty-year period up to March 30, 2002. Upon adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on March 31, 2002, the Company was required to perform an assessment for impairment of the Company's Excess Reorganization Value. As a result, the Excess Reorganization Value was determined to be impaired and accordingly the carrying value of such Reorganization Value was charged to earnings as the cumulative effect of a change in accounting principle. See Note 2 for further discussion.

Change of Control

      On September 29, 2003, Zapata Corporation ("Zapata", NYSE: "ZAP") filed a
Schedule 13D with the Securities and Exchange Commission (the "SEC") indicating that as of September 18, 2003 it had acquired 2,663,905 shares of the Company's common stock which then constituted approximately 53.7% of the issued and outstanding shares of such common stock. As a result, a change of control of the Company (the "Change of Control") occurred. On October 6, 2003, Zapata filed an amendment to its Schedule 13D with the SEC, indicating that it had acquired an

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional 1,498,489 shares of the Company's common stock which, together with the shares previously acquired, then constituted approximately 83.9% of the issued and outstanding common stock of the Company. Zapata's Schedule 13D states that the shares purchased as of September 18, 2003 were purchased in privately negotiated block purchases for a total of approximately $30.9 million, or an average price per share of $11.59, in cash, the source of which was Zapata's working capital. This amendment to Zapata's Schedule 13D states that the additional shares purchased on October 2, 2003 were purchased in a privately negotiated transaction for $16.9 million, or $11.30 per share, in cash, the source of which was Zapata's working capital.

      On October 14, 2003, Zapata filed another amendment to its Schedule 13D, in which it stated that its Chairman and Chief Executive Officer, Avram Glazer, together with another Zapata representative met with the Company's management to discuss Zapata's investment in the Company. This amendment further stated that during those discussions, Mr. Glazer requested that the Company's Board of Directors nominate individuals selected by Zapata to serve on the Company's Board of Directors and to have such persons constitute a majority of the Company's Board of Directors and that the Company's management agreed to consider the request and pursue appropriate actions. In addition, this Amendment states that on October 13, 2003, Zapata wrote a letter to the Company's corporate secretary advising him that Zapata's shares of common stock would not be present at the Company's Annual Meeting of Stockholders scheduled for October 14, 2003.

      On November 12, 2003, the Company's Audit Committee and Board of Directors determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to December 31 of each year. The Audit Committee also determined to notify Deloitte & Touche LLP that it would not be retained to perform the audit of the financial statements of the Company for the fiscal year ending March 27, 2004 or any transition period and determined to engage the accounting firm of PricewaterhouseCoopers LLP as independent accountants to audit the Company's financial statements for the fiscal period ended December 31, 2003, the Company's new fiscal year end. The Board of Directors of the Company ratified and approved such decision. As a result of the foregoing, the Company's fiscal year end and independent accountants are the same as those of Zapata.

      On November 14, 2003, Zapata filed another amendment to its Schedule 13D in which it stated that after considering Zapata's request that the Company's Board of Directors elect individuals selected by Zapata to serve on the Board of Directors and that those persons constitute a majority of the Board of Directors, the Company invited Zapata to submit to it a proposal pursuant to which Zapata would acquire the outstanding shares of the Company's common stock not already owned by Zapata. This amendment also stated that Zapata advised the Company that it was prepared to proceed with such a transaction, provided that it received appropriate Board representation. At a meeting on January 26, 2004, the Company's Board of Directors appointed two designees of Zapata, Mr. Glazer and Leonard DiSalvo, as members of the Company's Board of Directors.

      Zapata's November 14, 2003 amendment further stated that Zapata had submitted to the Company's Board of Directors a letter containing its preliminary, non-binding indication of interest in acquiring the shares of common stock not currently held by it at a price of $11.49 per share. Following receipt of this letter, the Company's Board of Directors established a Special Committee to evaluate the proposal. Following such evaluation, which included consideration of the adequacy of the proposed per share price for the Company's remaining public shares, the Special Committee determined that it could not approve or recommend the proposed transaction to the Company's remaining shareholders. Following further discussions with representatives of Zapata, the Special Committee and Zapata mutually determined not to proceed with a transaction at this time.

      Zapata is a holding company that has one other operating company, Omega Protein Corporation (NYSE: "OME"), in which it has a 59% ownership interest. Omega Protein is one of the nation's largest marine protein companies. In addition, Zapata owns 98% of its subsidiary, Zap.Com Corporation (OTCBB:
"ZPCM"), which is a public shell corporation.

      The Change of Control triggered certain provisions of the Company's Stock Option Plan, including immediate vesting of all options and an automatic change in the exercise price of a portion of the options to $0.01. This change in exercise price constituted a modification of the Stock Option Plan and the Company was required to recognize a one-time, non-recurring compensation cost of $1.4 million for the modified options, representing 126,900 options, for the nine months ended December 31, 2003. Additionally, in lieu of repricing their Class A stock options, the employment

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements of certain key executives included a provision for a one-time, non-recurring bonus payable in the event of a change of control. The aggregate bonus was $1.4 million and was also recognized as an expense in 2003.

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
                                                                    ======

      The unaudited pro forma net sales, net income and net income per common share, assuming the acquisition of Woodville was consummated on April 1, 2001 are as follows (in thousands):

                                                             Unaudited Pro
                                                           Forma Information
                                                       -------------------------
                                                       Year Ended March 30, 2002
                                                       -------------------------
      Net sales                                                $214,066
      Net income                                                  3,495
      Net income per common share, basic and diluted               0.70

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

      The accompanying consolidated financial statements include Safety Components International, Inc. and its subsidiaries, all of which are wholly owned. Significant intercompany transactions and accounts have been eliminated.

Fiscal year

      Following the Change of Control, the Company changed its fiscal year to a calendar year end to coincide with Zapata's fiscal year end. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. The fiscal years from March 31, 2002 to March 29, 2003 and April 1, 2001 to March 30, 2002 each consisted of twelve months of operations.

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

Restricted cash

      Cash and cash equivalents totaling $0 and $1.4 million at December 31, 2003 and March 29, 2003, respectively, were restricted for use and accordingly, such amount has been included in "other assets" in the accompanying consolidated balance sheets.

Derivative financial instruments

      Derivative financial instruments are utilized by the Company to reduce exposures to volatility of foreign currencies impacting the operations of its business. The Company does not enter into financial instruments for trading or speculative purposes.

      Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

      The adoption of SFAS No. 133 on April 1, 2001 did not result in a transition adjustment, as the Company was not engaged in any derivative or hedging activities at that date. At December 31, 2003 the Company had outstanding forward exchange contracts to purchase Mexican Pesos and Czech Korunas that met the requirements of SFAS No. 133 and are being accounted for as qualifying hedges. See Note 12 for further information regarding derivative instruments entered into and executed during the nine months ended December 31, 2003.

Concentration of credit risk

      The Company is subject to a concentration of credit risk relating to its trade receivables. At December 31, 2003, three customers accounted for approximately 36%, 15% and 5% of its trade receivables. At March 29, 2003, these same three customers accounted for approximately 31%, 28% and 16% of its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company evaluates

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations.

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

Intangible assets

      At December 31, 2003, intangible assets consist of certain Company patents revalued at the "fresh start" date to fair value. Such patents are amortized over estimated lives between 15 and 20 years. Accumulated amortization at December 31, 2003 and March 29, 2003 was approximately $391,000 and $285,000, respectively. Amortization of patents is expected to approximate $125,000 per year for each of the five succeeding years.

Deferred financing costs

      Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method (which approximates the effective interest method), and are charged to interest expense in the accompanying consolidated statements of operations. Total costs deferred and included in "other assets" in the accompanying consolidated balance sheets at December 31, 2003 and March 29, 2003 were $401,000 and $482,000, respectively.

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition

      The Company recognizes revenue from product sales when it has shipped the goods and the risk of loss has passed. Additionally, the Company accrues for sales returns and other allowances at the time of shipment based upon historical experience. Actual sales returns and other allowances have not differed materially from accrued estimated amounts.

Annual revenues from major customers

      The Company's net sales to three customers in the nine months ended December 31, 2003 aggregated approximately 32%, 23% and 13% of net sales. The Company's net sales to these same three customers in the year ended March 29, 2003 aggregated approximately 32%, 21% and 19% of net sales. The Company's net sales to these same three customers in the year ended March 30, 2002 aggregated approximately 31%, 28% and 17% of net sales, respectively.

Environmental expenditures

      Environmental expenditures that result from the remediation of an existing condition caused by past operations that will not contribute to current or future revenues are expensed. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. Undiscounted liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated.

Advertising costs

      Advertising costs are charged to operations when incurred. Advertising costs were approximately $81,000, $117,000, and $60,000 during the nine months ended December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively, and were recorded as a component of selling and marketing expenses in the accompanying consolidated statements of operations.

Shipping costs

      The costs to ship products to customers of approximately $2.9 million, $2.9 million and $1.6 million during the nine months ended December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively, are included as a component of cost of sales in the accompanying consolidated statements of operations.

Research and development expenses

      Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the nine months ended December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, were $1.2 million, $1.2 million and $899,000, respectively.

Comprehensive income

      SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company currently has two items, unrealized gain or loss on foreign currency translation and gain or loss on derivatives, which are components of other comprehensive income. Unrealized gains or losses on foreign currency translation are not shown net of income taxes because the earnings of foreign subsidiaries are considered by Company management to be permanently reinvested.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share

      Earnings per share amounts have been computed using Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS includes unexercised stock options using the treasury stock method. (See Note 11).

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

      The Company applies the principles of Accounting Principles Board Opinion ("APB") No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Accordingly, under APB No. 25, no compensation cost was recognized in the Company's financial statements in prior periods. During the quarter ended September 27, 2003, the Change of Control occurred and as a result under the provisions of the Stock Option Plan all options vested immediately and the exercise prices of a certain subset of the options were automatically changed to $0.01 (the "modified options"). This change in exercise price constituted a modification of the Stock Option Plan and under APB No. 25 and Financial Interpretation Number ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation," the Company was required to recognize compensation cost of $1.4 million ($823,000 net of tax) for the modified options, representing 126,900 options, for the quarter ended September 27, 2003. No expense was recognized on the remaining 567,800 options that were not subject to the automatic change in exercise price. According to the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company is required to disclose the compensation expense included in net income based on APB No. 25 and the related pro-forma cost measured by the fair value method under SFAS No. 123, net of tax effects. Additionally, the modification resulted in an increased value for the modified options (the "incremental fair value") that is disclosed as part of the pro-forma expense measured by the fair value method.

      The fair value of the original options are based upon the Black-Scholes option-pricing model, and are estimated on the date of grant with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero percent dividends; expected lives of 6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent. The fair values of the options granted at May 18, 2001 and April 1, 2002, were $4.26 and $6.44 per share, respectively. Prior to the modification, the Company's SFAS No. 123 pro-forma compensation expense would have been $1,116,000 and $0 for the nine months ended December 31, 2003 and the year ended March 29, 2003, respectively.

      As a result of the modification, the incremental fair value of the modified options is to be estimated immediately before their terms are modified and on the date of modification. The fair values for the modified options were also based on the Black-Scholes option-pricing model, with the following assumptions used: risk free interest rate

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 0.99 percent; zero percent dividends; expected life of 0.5 years; expected volatility of 83.7 percent; and an exercise price of $0.01 and $8.75. The incremental fair value of the modified options was $7.38. As a result, the incremental pro-forma compensation expense was $534,000 and $0 for the nine months ended December 31, 2003 and the year ended March 29, 2003, respectively.

      Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 (as amended), the Company's compensation cost (net of tax), net income (loss) and net income (loss) per common share, basic and diluted, would have been affected as indicated in the pro-forma amounts below (in thousands, except per share data):

                                           Period from
                                        March 30, 2003 to       Year Ended          Year Ended
                                        December 31, 2003     March 29, 2003      March 30, 2002
                                          (Nine Months)      (Twelve Months)     (Twelve Months)
                                        --------------------------------------------------------
Net income (loss), as reported:              $6,102             $(8,785)             $4,089
   Add: Total stock-based
     employee compensation
     expense included in reported
     net income (loss), net of tax              823                  --                  --

   Deduct: Total stock-based
     employee compensation
     expense determined under
     fair value method, net of tax            1,650                 419                 494

                                        --------------------------------------------------------
Pro forma net income (loss):                 $5,275             $(9,204)             $3,595
                                        ========================================================

Net income (loss) per share:

   Basic - as  reported:                     $ 1.23              $(1.77)             $ 0.82

   Basic - pro forma:                        $ 1.06              $(1.86)             $ 0.72

   Diluted - as  reported:                   $ 1.19              $(1.77)             $ 0.82

   Diluted - pro forma:                      $ 1.03              $(1.86)             $ 0.72

      There were 612,500 options outstanding as of December 31, 2003. During the nine months ended December 31, 2003, there were 77,800 exercised options, forfeitures of 6,400 and 3,400 options with an exercise price of $8.75 and $6.71, respectively, and no options were granted or expired. Of the 612,500 options outstanding at December 31, 2003, 350,400 have an exercise price of $8.75, 100,300 have an exercise price of $0.01 and 161,800 have an exercise price of $6.71, with all options having a weighted average remaining contractual life of 7.10 years. All options outstanding became fully vested upon the Change of Control and are currently exercisable.

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

      The Company's subsidiary in Mexico prepares its financial statements using the United States dollar as the functional currency. Since the Mexico subsidiary does not have external sales and does not own significant amounts of inventory or fixed assets, the Company has determined that the United States dollar is the appropriate functional currency. Accordingly, the translation effects of the financial statements are included in the results of operations. During the periods presented herein, such amounts were not significant.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Foreign currency transaction gains are reflected in operations in "other income, net." During the nine months ended December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, transaction gains included in operations amounted to $2.0 million, $3.5 million and $756,000, respectively.

Fair value of financial instruments

      The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of the Company's long-term debt at December 31, 2003 and March 29, 2003 approximated fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

Discontinued Operations

      As discussed in Note 3, the Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 11, 2000, the measurement date, through March 29, 2003. Prior to March 29, 2003, the Company had disposed of all discontinued operations with the sale of Galion, Inc. on December 23, 2002. Accordingly, the businesses' net losses during the years ended March 30, 2002 and March 29, 2003, which were incurred subsequent to the measurement date, were applied against the accrued losses recorded during those periods as incurred in the consolidated statements of operations.

Segment Information

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag fabric and technical fabrics), uses similar processes in selling the products and sells the products to similar classes of customers. As a result of these similar economic characteristics and the way the business is managed, the Company has aggregated the results into a single segment for purposes of reporting financial condition and results of operations. See Note 8 for product revenue and geographic information.

Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for prior periods to conform to the December 31, 2003 presentation.

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

first interim period beginning after June 15, 2003. The adoption of this Statement did not have any effect on the Company's financial position or statement of operations.

      The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to perform an impairment assessment of the Company's "reorganization value in excess of amounts allocable to identifiable assets" arising from the valuation performed upon its emergence from Chapter 11 in October 2000 ("excess reorganization value"), and goodwill, as of March 31, 2002. Under the transition guidance of SFAS No. 142, the Company was required to perform its initial impairment evaluation within six months of adopting the new standard, and any impairment charges were to be retroactively recorded in the first quarter of the Company's fiscal year. Other identifiable intangible assets of the Company consist of patents that continue to be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company compared the book value of the Company's net assets, including the excess reorganization value and goodwill, to the Company's fair value as of March 31, 2002. The Company estimated its fair value using the following methodologies: a discounted cash flows approach, relative market multiples for comparable businesses and a market approach based on the Company's total market capitalization. Because the fair value was lower than the book value of the Company's net assets, excess reorganization value and goodwill were determined to be impaired and accordingly, the carrying value of such assets (approximately $14.7 million at March 31, 2002) was charged to earnings as the cumulative effect of a change in method of accounting effective March 31, 2002. There was no tax effect of the change in accounting principle, as the excess reorganization value and goodwill were not deductible for income tax purposes.

      Following is a summary of intangible assets (in thousands):

                                              December 31, 2003   March 29, 2003
                                              ----------------------------------
Identifiable intangible assets - patents:
Gross carrying amount                              $ 1,563           $ 1,391
Accumulated amortization                              (391)             (285)
                                              ----------------------------------
Net carrying amount                                $ 1,172           $ 1,106
                                              ==================================

      Amortization expense for the nine months ended December 31, 2003 and the years ended March 29, 2003 and March 30,2002 was $106,000, $124,000 and
$900,000, respectively. Amortization expense for the Company's patents is estimated at approximately $125,000 for each of the next five fiscal years.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes and reconciles the reported net income
(loss) and net income (loss) per common share, basic and diluted, for the nine months ended December 31, 2003 and the years ended March 29, 2003 and March 30, 2002 to adjusted net (loss) income and net (loss) income per common share, basic and diluted, as if the amortization expense related to excess reorganization value and goodwill for the year ended March 30, 2002 had not been recorded (in thousands):

                                                 Period From
                                              March 30, 2003 to           Year Ended               Year Ended
                                              December 31, 2003         March 29, 2003           March 30, 2002
                                                (Nine Months)           (Twelve Months)          (Twelve Months)
                                              ------------------------------------------------------------------
Reported net income (loss)                        $   6,102                $  (8,785)               $   4,089
     Add: amortization of excess
          reorganization value and
          goodwill                                       --                       --                      791
                                              ------------------------------------------------------------------
Adjusted net income (loss)                        $   6,102                $  (8,785)               $   4,880
                                              ==================================================================

Reported net income (loss) per
common share, basic:
     Income from continuing
          operations                              $    1.23                $    1.59                $    1.33
     Loss on disposition of
          discontinued operations                        --                    (0.41)                   (0.51)
     Cumulative effect of change in
          method of accounting                           --                    (2.95)                      --
                                              ------------------------------------------------------------------
                                                       1.23                    (1.77)                    0.82
     Add: amortization of excess
          reorganization value and
          goodwill                                       --                       --                     0.16
                                              ------------------------------------------------------------------
Adjusted net income (loss) per
common share, basic:                              $    1.23                $   (1.77)               $    0.98
                                              ==================================================================

Reported net income (loss) per
common share, diluted:
     Income from continuing
          operations                              $    1.19                $    1.59                $    1.33
     Loss on disposition of
          discontinued operations                        --                    (0.41)                   (0.51)
     Cumulative effect of change in
          method of accounting                           --                    (2.95)                      --
                                              ------------------------------------------------------------------
                                                       1.19                    (1.77)                    0.82
     Add: amortization of excess
          reorganization value and
          goodwill                                       --                       --                     0.16
                                              ------------------------------------------------------------------
Adjusted net income (loss) per
common share, diluted:                            $    1.19                $   (1.77)               $    0.98
                                              ==================================================================

      In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30 related to the disposal of a segment of a business. The Company adopted SFAS No. 144 on March 31, 2002. The adoption of SFAS No. 144 had no effect on the Company's financial position and results of operations, including the Company's reporting of discontinued operations as the Company's discontinued operations were accounted for under previous accounting guidance since the measurement date occurred prior to the effective date of SFAS No. 144.

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

      Interpretation No. 45 also provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. As of December 31, 2003, the Company and various consolidated subsidiaries of the Company are borrowers under the Amended Congress Facilities (as defined below) and a note payable to a bank in the Czech Republic (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the periods of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

      In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", was issued which, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interest and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Certain disclosure requirements of Interpretation No. 46, if applicable, are required for financial statements initially issued after January 31, 2003. Companies with variable interest in variable interest entities created after January 31, 2003 were required to apply the provision of Interpretation No. 46 immediately. Public entities with a variable interest in a variable interest entity were required to apply the provisions of Interpretation No. 46 no later than the first interim or annual reporting period beginning after June 15, 2003. The adoption of this interpretation did not have any effect on the Company's financial position or results of operations.

Note 3 Discontinued Operations

      As previously discussed, on October 10, 2000, the Company concluded to exit and sell its metal and defense businesses consisting of Valentec Wells, LLC, the metallic belt links business located in Missouri (relocated from Costa Mesa, CA) and Galion, Inc., the defense systems and products divisions located in Ohio.

      On September 27, 2001, the Company finalized the sale of the metallic belt links business of Valentec Wells, LLC. Pursuant to an asset purchase agreement dated September 16, 2001 between Valentec Wells, LLC and Alliant Lake City Small Caliber Ammunition Company LLC, the Company sold the metallic belt links production assets and inventory of Valentec Wells, LLC for approximately $4.8 million in cash. The resulting gain on this sale was substantially offset by additional provisions for losses and an asset write-down at Galion, Inc. in fiscal 2002.

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities of the discontinued operations. There was no tax effect on the loss on disposition as the Company recorded a deferred tax asset and a concurrent reserve on the tax asset as a result of the loss being a capital loss.

      Following is a summary of financial information for the Company's discontinued metal and defense operations (in thousands):

                                      Period From
                                   March 30, 2003 to     Year Ended         Year Ended
                                   December 31, 2003   March 29, 2003     March 30, 2002
                                     (Nine Months)     (Twelve Months)    (Twelve Months)
                                   ------------------------------------------------------
Net sales                                 $--             $5,435             $10,516
Discontinued operations:
     Loss on disposition, net
     of income taxes                       --              2,023(a)            2,517(b)

      (a) During fiscal year 2003, the Company recorded a loss on disposition of discontinued operations due to the sale of Galion, Inc. in December 2002.

      (b) During fiscal year 2002, the Company recorded an additional charge of $4.2 million ($2.5 million after income tax benefit of $1.7 million), principally resulting from a $6.6 million operating loss on Valentec Wells, LLC and a $200,000 operating loss at Galion, Inc., offset by a $2.9 million gain on the sale of Valentec Wells, LLC, in September 2001.

      The Company accounted for its discontinued operations in accordance with APB No. 30. Accordingly, the Company recognized an initial estimated loss at the measurement date and additional losses subsequent to the measurement date under the "net realizable value" principle. Continued, unforeseen losses at the Valentec and Galion operations were the primary reason for additional losses being recognized. Unanticipated costs related to the move of the Valentec operation from California to Missouri; the unanticipated loss of major contracts; changing market conditions resulting in additional pricing pressure; a deferred tax provision adjustment associated with Galion; and a loss recognized on the disposition of Galion were the primary contributors to these additional losses.

Note 4 Composition of Certain Consolidated Balance Sheet Accounts (in thousands)

                                                                      December 31, 2003       March 29, 2003
                                                                      --------------------------------------
Accounts receivable:
      Trade receivables, net of allowances of $445 and $416 at
          December 31, 2003 and March 29, 2003, respectively               $ 35,361              $ 41,766
      Other                                                                   1,748                 2,117
                                                                      --------------------------------------
      Total                                                                $ 37,109              $ 43,882
                                                                      ======================================

Inventories:
      Raw materials                                                        $  6,273              $  7,023
      Work-in-process                                                         7,089                 7,118
      Finished goods                                                         10,190                 9,859
                                                                      --------------------------------------
      Total                                                                $ 23,552              $ 24,000
                                                                      ======================================

Property, plant and equipment:
      Land and buildings                                                   $ 18,757              $ 16,939
      Machinery and equipment                                                59,221                54,050
      Furniture and fixtures                                                  1,396                 1,102
      Construction in process                                                   603                   985
                                                                      --------------------------------------
                                                                             79,977                73,076
      Less - accumulated depreciation and amortization                      (29,549)              (20,454)
                                                                      --------------------------------------
      Total                                                                $ 50,428              $ 52,622
                                                                      ======================================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 Long-Term Debt (in thousands)

                                                                                   December 31, 2003       March 29, 2003
                                                                                   --------------------------------------
KeyBank subordinated secured note, bearing interest at 11%, paid in full on
    October 8, 2003                                                                     $     --              $  9,202

Congress revolving credit facility due on October 8, 2006, bearing a
    variable interest rate (4.00% at December 31, 2003)                                    4,628                16,714

Congress Term A loan due on October 8, 2006, bearing a variable interest
    rate (4.00% at December 31, 2003)                                                      4,176                 2,572

KeyCorp equipment note due August, 2005                                                    2,690                 3,870

HVB Bank Czech Republic mortgage note due March, 2007                                      3,509                 3,801

Deutsche Bank mortgage note with separate tranches, paid in full on
    October 31, 2003                                                                          --                 1,877

Capital equipment notes payable, with various interest rates ranging
    from 7.55% to 10.0%, maturing at various dates through March 2008                      1,028                 1,037
                                                                                   --------------------------------------
Total debt                                                                                16,031                39,073
Less - current portion of long-term debt                                                  (4,214)              (31,710)
                                                                                   --------------------------------------
Total long-term portion of debt                                                         $ 11,817              $  7,363
                                                                                   ======================================

Credit Facilities

      On October 8, 2003, the Company executed an amendment to its credit facility (the "Congress Facility") with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). As amended, the Company has an aggregate, $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at December 31, 2003 was $4.6 million. The Congress Revolver also includes a $5.0 million letter of credit facility, under which the Company had $497,000 outstanding pursuant to letters of credit at December 31, 2003.

      In addition, the amendment provided for a term facility (the "Congress Term A loan") under which $4.2 million was borrowed at December 31, 2003. The Congress Term A loan is payable in equal monthly installments of approximately $72,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and Congress Term A, the amendment also provided for an additional $4.5 million term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Amended Congress Facilities") which is undrawn and is currently fully available. At December 31, 2003, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $34.9 million.

      The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Amended Congress Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio". The Company may make borrowings based on the prime rate as described in the Amended Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Amended Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At December 31, 2003, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. The Company is required to pay a monthly unused line fee of 0.25% on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% of the amount of any outstanding letters of credit.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Under the Congress Revolver and Congress Term A loan, the Company is subject to a covenant that requires it to maintain a certain tangible net worth. To the extent that the Company has borrowings outstanding under the Congress Term B loan, it is subject to additional financial covenants that require the
Company: (i) to maintain EBITDA of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount,
(iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, the Company would be required to repay the Congress Term B loan to the extent of certain excess cash flow.

      The Amended Congress Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At December 31, 2003, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Amended Congress Facilities.

      The Company's subordinated secured note facility with KeyBank National Association and Fleet Bank("KeyBank subordinated secured note") was paid in full on October 8, 2003 with proceeds from the Amended Congress Facilities.

Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage note facility dated June 4, 1997. This amendment extends the mortgage facility for five years, establishes an interest rate of 1.7% over EURIBOR (EURIBOR was 2.31% at December 31, 2003), requires monthly payments of approximately $89,000 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this facility.

      On April 1, 1999, the Company's German subsidiary secured a $2.9 million mortgage note facility with Deutsche Bank to purchase a facility in Germany. The note was secured by the real estate in Germany acquired through the mortgage. On October 31, 2003, the mortgage was paid in full.

      On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc. ("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (LIBOR was 2.56% at December 31, 2003), requires monthly payments of approximately $150,000 and is secured by certain equipment located at the Company's Greenville, South Carolina facility.

      Future annual minimum principal payments of long-term debt and capital lease obligations at December 31, 2003 are due in the following fiscal years (in thousands):

            2004                   $ 4,214
            2005                     3,063
            2006                     7,837
            2007                       830
            2008                        87
            Thereafter                  --
                                   -------
                                   $16,031
                                   =======

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 Income Taxes

      The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                         Period From
                      March 30, 2003 to       Year Ended          Year Ended
                      December 31, 2003     March 29, 2003      March 30, 2002
                        (Nine Months)       (Twelve Months)     (Twelve Months)
                      --------------------------------------------------------
Current taxes:
     Federal               $ 2,392              $ 3,529              $1,519
     State                     360                  633                 168
     Foreign                 1,987                1,593                 311

Deferred taxes:
     Federal                  (885)                 378               1,211
     State                    (135)                 (38)                188
     Foreign                    89                   25                  --
                      --------------------------------------------------------
                           $ 3,808              $ 6,120              $3,397
                      ========================================================

      Income before income tax expense attributable to domestic operations is approximately $4.6 million, $11.9 million and $7.4 million during the nine months ended December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively. Income before income tax expense attributable to foreign operations is approximately $5.3 million, $2.1 million and $2.6 million during the nine months ended December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively.

      The provision (benefit) for income taxes differs from the amount computed by applying the federal income tax rate to income (loss) from continuing operations before income taxes as follows:

                                                           Period From
                                                        March 30, 2003 to       Year Ended          Year Ended
                                                        December 31, 2003     March 29, 2003      March 30, 2002
                                                          (Nine Months)       (Twelve Months)     (Twelve Months)
                                                        --------------------------------------------------------
Expected taxes at federal statutory rate                       34%                  34%                 34%
State income taxes, net of federal benefits                     2                    3                   1
Foreign earnings taxed at different rates                       3                    6                  --
Valuation allowance on deferred tax assets                      1                   --                  --
Recovery of non-taxable bankruptcy expense                      1                   --                  --
Non-deductible intangibles and other, net                      (2)                   1                  (1)
                                                        --------------------------------------------------------
                                                               39%                  44%                 34%
                                                        ========================================================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following summarizes the deferred tax assets (liabilities) recognized in the accompanying consolidated balance sheets (in thousands):

                                                                                December 31, 2003      March 29, 2003
                                                                                -------------------------------------
Deferred tax assets (liabilities):
      Accrued compensation                                                           $   212              $    --
      Accrued insurance                                                                  234                   --
      Other accrued liabilities                                                          290                1,017
      Inventory                                                                          504                  275
      Receivables                                                                         99                   --
      Property, plant and equipment                                                   (4,836)              (4,656)
      Deferred compensation                                                            1,060                   --
      Environmental reserves                                                             103                   --
      Stock options                                                                      389                   --
      Capital loss carryforward                                                          795                  703
      Foreign deferred tax liabilities, net                                             (114)                 (25)
      Foreign net operating loss carryforwards                                           550                1,612
      Other                                                                               --                  399
                                                                                -------------------------------------
          Net deferred tax liabilities before valuation allowances                      (714)                (675)
      Valuation allowance on capital loss and foreign net operating loss
        carryforwards                                                                 (1,345)              (2,315)
                                                                                -------------------------------------
          Net deferred tax liabilities                                               $(2,059)             $(2,990)
                                                                                =====================================

Recognized as follows in the accompanying consolidated balance sheets:
      Current deferred tax assets                                                    $ 1,340              $ 1,292
      Long-term deferred tax assets                                                      112                   95
      Long-term deferred tax liabilities                                              (3,511)              (4,377)
                                                                                -------------------------------------
          Net deferred tax liabilities                                               $(2,059)             $(2,990)
                                                                                =====================================

      Current deferred tax assets are included in "prepaid and other" assets and long-term deferred tax liabilities are included in "other long-term liabilities" in the accompanying consolidated balance sheets.

      Foreign net operating losses can be carried forward indefinitely to offset future trading profits.

      Net valuation allowance on capital loss and foreign net operating loss carryforwards decreased by approximately $970,000 due to the utilization of the foreign net operating loss carryforwards attributable to the Company's German operations.

      No taxes have been provided relating to the possible distribution of approximately $19.6 million of undistributed earnings considered to be permanently reinvested in foreign operations.

Note 7 Commitments and Contingencies

Legal proceedings

      As described in Note 1, the Company emerged from bankruptcy on October 11, 2000, and an order entering the final decree and closing the Chapter 11 cases was signed on November 21, 2003. The final decree is subject to a "Limited Reservation of Jurisdiction" for a "Reporting/Fee Dispute" with the U.S. Trustee Office over administrative matters associated with the cases. The Company has reserved $275,000 for any potential exposure associated with the Reporting/Fee Dispute. Although no assurances can be given in this regard, management does not expect that the Company will incur material expenditures in addition to those reserved with respect to the Reporting/Fee Dispute.

      The Company, from time to time, becomes party to legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to the operations of the Company. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company's management, such proceedings and actions should

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, operations or cash flow.

Leases

      The Company has non-cancelable leases for equipment and office space that expire at various dates through 2008. The net present value of the capital lease obligations is included as part of the Company's total long-term debt described above in Note 5. Certain of the lease payments are subject to adjustment for inflation. The Company incurred rent expense of $1.3 million, $2.0 million and $1.8 million for the nine months ended December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively.

      Future annual minimum lease payments for all non-cancelable leases as of December 31, 2003 are as follows (in thousands):

                                                           Capital     Operating
                                                           ---------------------
            2004                                            $  537       $1,352
            2005                                               310          954
            2006                                               280          646
            2007                                                18          508
            2008                                                --          100
            Thereafter                                          --            3
                                                           ---------------------
            Total minimum lease payments                     1,145       $3,563
                                                                         ======
            Amount representing interest                       117
                                                           -------
            Net present value of minimum lease payments     $1,028
                                                           =======

Environmental issues

            Low levels of contaminants were found at the Company's facility in Greenville, South Carolina (the "Greenville facility") during groundwater sampling in 1998. In February 1999, the facility received a notice letter from the South Carolina Department of Health and Environmental Control ("DHEC") regarding the groundwater contamination. Over the past four years the Company has performed groundwater monitoring and implemented a program for in-site remediation of the groundwater. As a result, the Company received a "no further action" letter from DHEC in the fiscal year ended March 29, 2003, ending the DHEC investigation. An undiscounted reserve of $277,000 has been included in "other long-term liabilities" on the accompanying consolidated balance sheets for estimated future environmental expenditures related to the Greenville facility for conditions existing prior to the Company's ownership of the facility. Such reserve was established at the time the Company acquired the facility, and the amount was determined by reference to the results of a Phase II study performed at the Greenville facility. The Greenville facility has also been identified along with numerous other parties as a Potentially Responsible Party at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

      Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued will be required for the Company's environmental control efforts and the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of independent consultants on environmental matters.

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

Revenues from External Customers:

                                     Period From
                                  March 30, 2003 to       Year ended           Year ended
                                  December 31, 2003     March 29, 2003       March 30, 2002
                                    (Nine Months)       (Twelve Months)      (Twelve Months)
                                  ----------------------------------------------------------
      United States
          Airbag Cushions             $ 47,899             $ 68,022             $ 59,697
          Airbag Fabric                 25,321               40,235               44,016
          Technical Fabric              18,669               22,471               21,537

      Germany
          Airbag Cushions               64,994               72,811               46,544

      United Kingdom
          Airbag Cushions               26,783               40,799               31,529
                                  ----------------------------------------------------------

      Total Net Sales                 $183,666             $244,338             $203,323
                                  ==========================================================

Long Lived Assets:

                                      December 31, 2003    March 29, 2003
                                      -----------------------------------

      United States                        $19,486             $17,478

      Mexico                                 4,943               5,412

      Germany                               13,621              14,335

      Czech Republic                        15,654              14,430

      Other European Countries               1,435               2,300
                                      -----------------------------------

      Total Long-lived Assets              $55,139             $53,955
                                      ===================================

      Long-lived assets includes property, plant and equipment, intangible assets and certain other specified assets.

Note 9 Employee Benefit Plans

      The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for eligible employees. The Safety Components International, Inc. 401(k) Plan (the "401(k) Plan") provides for discretionary employer contributions. The 401(k) Plan provides for a Company match equal to 50% of the employee's contribution up to 6% of the employee's salary. Employer contributions become 100% vested after two years of service. The Company contributed approximately $171,000, $254,000 and $261,000 during the nine months ended December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively, to the 401(k) Plan.

      The Company established the Safety Components International, Inc. Executive Deferral Program (the "Deferral Program") for the benefit of certain key executive employees. The Deferral Program provides for participants to defer any portion of their cash compensation until some future point in time. The participants' contributions to the Deferral Program are immediately 100% vested. Under the provisions of the Deferral Program, a trust was established to maintain the amounts deferred by the participants. Additionally, the Company contributes an

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount equal to the exercise price of the options associated with the deferred compensation. The assets of the trust are included in "other assets" and the related amounts due to the participants are included in "other long-term liabilities" in the accompanying consolidated balance sheets. The amounts included in "other assets" were $3.3 million and $742,000, and included in "other long-term liabilities" were $2.8 million and $600,000 at December 31, 2003 and March 29, 2003, respectively.

Note 10 Equity Securities

Preferred Stock

      The Company has 5,000,000 shares of preferred stock authorized and no shares issued at December 31, 2003 and March 29, 2003. The Company's board of directors is authorized to provide for the issuance of the preferred stock in the future, with voting powers, dividend rate, redemption terms, repayment, conversion terms, restrictions, rights and with such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at time of issuance.

Common Stock and Warrants

      The Company has 5,077,800 and 5,000,000 shares of common stock issued, 5,037,478 and 4,959,678 shares of common stock outstanding, and 40,322 shares of treasury stock at December 31, 2003 and March 29, 2003, respectively. Warrants were granted pursuant to the Plan to purchase 681,818 shares of the Company's common stock. These warrants had an exercise price of $19.99 per share and expired on April 10, 2003. Such warrants were not included in computing diluted earnings per share for the year ended March 30, 2002 because the effect would have been anti-dilutive.

Note 11 - Reconciliation to Diluted Earnings Per Share (in thousands)

      The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                           Period From
                                                        March 30, 2003 to       Year ended          Year ended
                                                        December 31, 2003     March 29, 2003      March 30, 2002
                                                          (Nine Months)      (Twelve Months)      (Twelve Months)
                                                        ---------------------------------------------------------
Net income (loss)                                             $6,102             $(8,785)             $4,089
                                                        =========================================================

Weighted average number of common shares used
  in basic earnings per share                                  4,973               4,960               4,960
Effect of dilutive securities:
  Stock options                                                  146                  --                  --
  Warrants                                                        --                  --                  --
                                                        ---------------------------------------------------------
Weighted average number of common shares and
  Dilutive potential common stock used in diluted
  earnings per share                                           5,119               4,960               4,960
                                                        =========================================================

      At December 31, 2003 options on 612,500 shares of common were considered dilutive and therefore were included in computing diluted earnings per share. These constituted all common stock equivalents at year-end. Options on 700,100 and 510,100 shares of common stock were not included in computing diluted earnings per share at March 29, 2003, and March 30, 2002, respectively, because their effects were antidilutive.

Note 12 Derivatives and Hedging

      SCI monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currencies. The Company has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company periodically enters into forward contracts to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. At December 31, 2003, the Company had outstanding forward exchange contracts that mature between January and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $2.7 million. The fair values of these contracts at December 31, 2003 totaled approximately $52,000, which is recorded as a liability on the Company's balance sheet in "other current liabilities." The Company recorded a credit to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $52,000 was included in "accumulated other comprehensive income" at December 31, 2003.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company periodically enters into forward contracts to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. At December 31, 2003, the Company had outstanding forward exchange contracts that mature between January and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at December 31, 2003 totaled approximately $100,000, which is recorded as a liability on the Company's balance sheet in "other current liabilities." The Company recorded a charge to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $89,000 was included in "accumulated other comprehensive income" at December 31, 2003.

Note 13 Related Party Transactions

      The Company, in years prior to the year ended March 27, 1999, performed certain services for an affiliated company, Valentec International Limited ("VIL"), a U.K. company majority owned by Robert A. Zummo, the former Chief Executive Officer and Chairman of the Board of the Company. During the year ended March 25, 2000, the Company established a $600,000 reserve against its receivable of $1.2 million from VIL due to uncertainty about VIL's ability to repay such amount. In connection with the restructuring discussed in Note 1, Mr. Zummo agreed that the Company could reduce future payments to him under his employment agreement to cover such receivable in the event that the Company is not repaid by VIL. During the year ended March 30, 2002, VIL did not repay the Company and, accordingly, the Company offset the net receivable in its entirety with the amount owed to Mr. Zummo under his employment agreement.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 Unaudited Transitional Period Operating Results

      The following table represents the statement of operations data for the nine months ended December 28, 2002 for information purposes only (in thousands):

                                                                     Nine Months Ended     Nine Months Ended
                                                                     December 31, 2003     December 28, 2002
                                                                                              (Unaudited)
                                                                     ---------------------------------------
Net sales                                                                 $183,666             $ 180,863
Gross profit                                                                26,098                21,369
Income from continuing operations before income tax provision                9,910                 9,584
Provision for income taxes                                                   3,808                 4,456
Income from continuing operations                                            6,102                 5,128
Loss on disposition of discontinued operations                                  --                (1,363)
Cumulative effect of change in method of accounting                             --               (14,651)
Net income (loss)                                                         $  6,102             $ (10,886)

Net income (loss) per common share, basic:
     Income from continuing operations                                    $   1.23             $    1.04
     Loss on disposition of discontinued operations                             --                 (0.28)
     Cumulative effect of change in method of accounting                        --                 (2.95)
                                                                     ---------------------------------------
Net income (loss) per common share, basic                                 $   1.23             $   (2.19)

Net income (loss) per common share, diluted:
     Income from continuing operations                                    $   1.19             $    1.04
     Loss on disposition of discontinued operations                             --                 (0.28)
     Cumulative effect of change in method of accounting                        --                 (2.95)
                                                                     ---------------------------------------
Net income (loss) per common share, diluted                               $   1.19             $   (2.19)

Weighted average number of shares outstanding, basic                         4,973                 4,960

Weighted average number of shares outstanding, diluted                       5,119                 4,960

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 Unaudited Quarterly Results

      Unaudited quarterly financial information for the nine months ended December 31, 2003 and the year ended March 29, 2003 is set forth below (in thousands, except per share data).

                                                                     Quarter Ended
                                                    ------------------------------------------------
                                                    June 28,         September 27,      December 31,
Nine Month Period from                                2003               2003               2003
                                                    ------------------------------------------------
March 30, 2003 to December 31, 2003
Net sales                                           $ 67,416           $ 52,747           $63,503
Gross profit                                          10,586              5,028            10,484
Income from operations                                 6,295             (1,255)            4,259
Net income (loss)                                      4,380             (1,491)            3,213
Net income (loss) per share, basic                      0.88              (0.30)             0.65
Net income (loss) per share, diluted                    0.88              (0.30)             0.61

                                                                              Quarter Ended
                                                    ---------------------------------------------------------------
                                                    June 29,         September 28,      December 28,      March 29,
                                                      2002               2002               2002             2003
                                                    ---------------------------------------------------------------
Year Ended March 29, 2003
Net sales                                           $ 61,448           $ 57,537           $61,877          $63,476
Gross profit                                           8,789              5,834             6,745            8,652
Income from operations                                 4,217              2,267             2,999            4,526
Income before accounting change                        2,709                705               352            2,100
Net (loss) income                                    (11,942)               705               352            2,100
Income before accounting change per share,
     basic and diluted                                  0.55               0.14              0.07             0.42
Net income (loss) per share, basic and
     diluted                                           (2.41)              0.14              0.07             0.42

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         Schedule II - Valuation and Qualifying Accounts (in thousands)

                                                                   Additions
                                                                   Charged to
                                                  Beginning        Costs and        Deductions/         Ending
                                                   Balance          Expenses         Write-Offs         Balance
                                                  -------------------------------------------------------------
For the year ended March 30, 2002:
     Allowance for doubtful accounts                $  951          $   144           $  (867)          $  228
     Reserve for receivable from affiliate             600               --              (600)              --
     Reserve on deferred tax assets                  2,477               --            (1,192)           1,285
                                                  -------------------------------------------------------------
                                                    $4,028          $   144           $(2,659)          $1,513
                                                  =============================================================

For the year  ended March 29, 2003:
     Allowance for doubtful accounts                $  228          $   295           $  (107)          $  416
     Reserve on deferred tax assets                  1,285            1,030                --            2,315
                                                  -------------------------------------------------------------
                                                    $1,513          $ 1,325           $  (107)          $2,731
                                                  =============================================================

For the period from March 30, 2003 to
        December 31, 2003:
     Allowance for doubtful accounts                $  416          $   622           $  (593)          $  445
     Reserve on deferred tax assets                  2,315               92            (1,062)           1,345
                                                  -------------------------------------------------------------
                                                    $2,731          $   714           $(1,655)          $1,790
                                                  =============================================================