Form 10-Q
period 2004-03-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 2004-05-07
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                              Yes |X|   No |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of May 3, 2004 was 5,219,178.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The unaudited condensed consolidated financial information at March 31, 2004 and for the three month period then ended, unaudited condensed consolidated statements of operations and of cash flows for the period ended March 29, 2003 and the audited condensed consolidated balance sheet at December 31, 2003 relate to Safety Components International, Inc. and its subsidiaries.

  ITEM 1. FINANCIAL STATEMENTS                                              PAGE
                                                                            ----

          Condensed Consolidated Balance Sheets as of March 31, 2004
          (unaudited) and December 31, 2003                                    3

          Unaudited Condensed Consolidated Statements of Operations for the
          three month periods ended March 31, 2004 and March 29, 2003          4

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          three month periods ended March 31, 2004 and March 29, 2003          5

          Notes to Unaudited Condensed Consolidated Financial Statements       6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       12

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                   15

  ITEM 4. CONTROLS AND PROCEDURES                                             16

PART II OTHER INFORMATION                                                     17

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    17

SIGNATURES                                                                    18

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                                  March 31, 2004   December 31, 2003
                                                                                                  --------------   -----------------
                                                                                                    (unaudited)            (1)
ASSETS

Current assets:
     Cash and cash equivalents ...............................................................        $   5,299        $   4,376
     Accounts receivable, net ................................................................           47,641           37,109
     Inventories, net ........................................................................           23,034           23,552
     Prepaid and other .......................................................................            2,214            2,476
                                                                                                      ---------        ---------
        Total current assets .................................................................           78,188           67,513

Property, plant and equipment, net ...........................................................           47,510           50,428
Identifiable intangible assets, net ..........................................................            1,099            1,172
Other assets .................................................................................            4,614            4,213
                                                                                                      ---------        ---------
        Total assets .........................................................................        $ 131,411        $ 123,326
                                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................................        $  23,486        $  24,419
     Accrued and other current liabilities ...................................................            9,534            7,750
     Income taxes payable ....................................................................            5,835            4,477
     Current portion of long-term debt .......................................................            3,749            4,214
                                                                                                      ---------        ---------
        Total current liabilities ............................................................           42,604           40,860

Long-term debt ...............................................................................           14,473           11,817
Deferred income taxes ........................................................................            3,653            3,511
Other long-term liabilities ..................................................................            3,500            3,109
                                                                                                      ---------        ---------
        Total liabilities ....................................................................           64,230           59,297
                                                                                                      ---------        ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued ...............................               --               --
     Common stock:  $0.01 par value per share - 20,000,000 shares authorized; 5,210,811 and
         5,037,478 shares outstanding at March 31, 2004 and December 31, 2003, respectively ..               53               51
     Additional paid-in-capital ..............................................................           53,623           52,865
     Treasury stock: 40,322 shares at cost ...................................................             (411)            (411)
     Retained earnings .......................................................................            5,779            2,656
     Accumulated other comprehensive income ..................................................            8,137            8,868
                                                                                                      ---------        ---------
        Total stockholders' equity ...........................................................           67,181           64,029
                                                                                                      ---------        ---------
        Total liabilities and stockholders' equity ...........................................        $ 131,411        $ 123,326
                                                                                                      =========        =========

(1) Derived from the audited consolidated balance sheet as of December 31, 2003.

      See notes to unaudited condensed consolidated financial statements.

            SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                       Quarter Ended    Quarter Ended
                                                                                       March 31, 2004   March 29, 2003
                                                                                       --------------   --------------
Net sales .......................................................................        $   69,231        $   63,476
Cost of sales, excluding depreciation ...........................................            55,237            52,146
Depreciation ....................................................................             2,791             2,678
                                                                                         ----------        ----------
        Gross profit ............................................................            11,203             8,652

Selling and marketing expenses ..................................................               816               596
General and administrative expenses .............................................             3,903             3,031
Research and development expenses ...............................................               514               465
Amortization of intangible assets ...............................................                38                34
                                                                                         ----------        ----------
        Income from operations ..................................................             5,932             4,526

Other expense (income), net .....................................................               220              (736)
Interest expense, net ...........................................................               207               838
                                                                                         ----------        ----------
        Income from operations before income tax provision ......................             5,505             4,424

Provision for income taxes ......................................................             2,382             1,664
                                                                                         ----------        ----------
        Income from operations ..................................................             3,123             2,760

Loss on disposition of discontinued operations ..................................                --               660
                                                                                         ----------        ----------
Net income ......................................................................        $    3,123        $    2,100
                                                                                         ==========        ==========

Net income per common share - basic:
        Income from continuing operations .......................................        $     0.62        $     0.56
        Loss on disposition of discontinued operations ..........................                --             (0.13)
                                                                                         ----------        ----------
Net income per common share - basic .............................................        $     0.62        $     0.42
                                                                                         ==========        ==========

Net income per common share - diluted:
        Income from continuing operations .......................................        $     0.60        $     0.56
        Loss on disposition of discontinued operations ..........................                --             (0.13)
                                                                                         ----------        ----------
Net income per common share - diluted ...........................................        $     0.60        $     0.42
                                                                                         ==========        ==========

Weighted average number of common shares outstanding - basic ....................             5,043             4,960
                                                                                         ==========        ==========

Weighted average number of common shares outstanding - diluted ..................             5,167             4,960
                                                                                         ==========        ==========

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                               Quarter Ended       Quarter Ended
                                                                                               March 31, 2004      March 29, 2003
                                                                                               --------------      --------------
Cash Flows From Operating Activities:
     Net income ..........................................................................       $    3,123          $    2,100
     Loss on disposition of discontinued operations ......................................               --                 660
                                                                                                 ----------          ----------
     Income from continuing operations ...................................................            3,123               2,760
     Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
       Depreciation ......................................................................            2,791               2,678
       Amortization ......................................................................               38                  34
       Loss on disposition of assets .....................................................               33                  19
       Deferred taxes ....................................................................              378               1,561
       Net changes in operating assets and liabilities ...................................           (7,619)              3,437
                                                                                                 ----------          ----------
           Net cash (used in) provided by operating activities ...........................           (1,256)             10,489

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment ..........................................             (869)             (2,486)
                                                                                                 ----------          ----------
           Net cash used in investing activities .........................................             (869)             (2,486)

Cash Flows From Financing Activities:
     Repayment of KeyBank Subordinated Secured term note .................................               --              (1,081)
     Repayment of Congress Subordinated term note ........................................             (216)               (252)
     Net borrowings (repayments) on Congress revolving credit facility ...................            3,222              (1,955)
     Repayments of other debt and long term obligations ..................................             (664)               (200)
     Proceeds from exercise of stock options .............................................              760                  --
                                                                                                 ----------          ----------
           Net cash provided by (used in) financing activities ...........................            3,102              (3,488)
                                                                                                 ----------          ----------
Effect of exchange rate changes on cash and cash equivalents .............................              (54)                551
                                                                                                 ----------          ----------
Increase in cash and cash equivalents ....................................................              923               5,066
Cash and cash equivalents, beginning of period ...........................................            4,376               2,498
                                                                                                 ----------          ----------
Cash and cash equivalents, end of period .................................................       $    5,299          $    7,564
                                                                                                 ==========          ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
           Interest ......................................................................       $      145        $      785
           Income taxes ..................................................................              707               830

     Non-cash investing and financing activities:
           Foreign currency translation adjustment .......................................       $     (400)       $      582

      See notes to unaudited condensed consolidated financial statements.

Note 1  Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by Safety Components International, Inc. and its subsidiaries ("Safety Components" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, Safety Components believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 2003. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the reported interim periods, including those of a normal recurring nature.

Change of Control

      On September 29, 2003, Zapata Corporation ("Zapata", NYSE: "ZAP") filed a
Schedule 13D with the SEC indicating that as of September 18, 2003 it had acquired 2,663,905 shares of the Company's common stock which then constituted approximately 53.7% of the issued and outstanding shares of such common stock. As a result, a change of control of the Company (the "Change of Control") occurred. On October 6, 2003, Zapata filed an amendment to its Schedule 13D with the SEC, indicating that it had acquired an additional 1,498,489 shares of the Company's common stock which, together with the shares previously acquired, then constituted approximately 83.9% of the issued and outstanding common stock of the Company. Zapata's Schedule 13D states that the shares purchased as of September 18, 2003 were purchased in privately negotiated block purchases for a total of approximately $30.9 million, or an average price per share of $11.59, in cash, the source of which was Zapata's working capital. This amendment to Zapata's Schedule 13D states that the additional shares purchased on October 2, 2003 were purchased in a privately negotiated transaction for $16.9 million, or $11.30 per share, in cash, the source of which was Zapata's working capital.

      At a meeting on January 26, 2004, the Company's Board of Directors appointed two designees of Zapata, Avram Glazer and Leonard DiSalvo, as members of the Company's Board of Directors. Zapata is a holding company that has one other operating company, Omega Protein Corporation (NYSE: "OME"), in which it has a 59% ownership interest. Omega Protein believes that it is one of the nation's largest marine protein companies. In addition, Zapata owns 98% of its subsidiary, Zap.Com Corporation (OTCBB: "ZPCM"), which is a public shell corporation.

      As a result of the above transactions the consolidated federal income tax group of the Company terminated and Safety Components and its subsidiaries became members of the consolidated federal income tax group of Zapata. On March 19, 2004 Zapata and the Company entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata consolidated federal income tax group. Pursuant to the Tax Sharing and Indemnity Agreement, the Company is required to pay Zapata its share of federal income taxes, if any. In addition, each party is required to reimburse the other party for its use of either party's tax attributes. Similar provisions apply under the Tax Sharing and Indemnity Agreement to other taxes, such as state and local income taxes.

      Due to recent exercises of options to purchase common stock of the Company, on or about March 31, 2004, the number of shares of common stock outstanding has increased and Zapata's ownership has been reduced to less than 80% (approximately 79.9%). As a result, Zapata will no longer consolidate the Company and its subsidiaries in its consolidated federal tax returns. Accordingly, subsequent to March 31, 2004, the rights and obligations described in the aforementioned Tax Sharing and Indemnity Agreement are no longer applicable. The Company will now proceed with taking the necessary steps regarding its tax filing status separate from Zapata (and outside the Tax Sharing and Indemnification Agreement) and is evaluating the impact of these developments in this regard. The Company does not expect any material financial impacts with respect to its tax filing status.

      Following the Change of Control, the Company's Audit Committee and Board of Directors determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31 to coincide with Zapata's year end. This change was effective as of the quarter ended December 31, 2003.

Discontinued Operations

      The Company has reported its metal and defense businesses as discontinued operations in the consolidated financial statements from October 11, 2000, the measurement date, through March 29, 2003. Prior to March 29, 2003, the Company had disposed of the last of its discontinued operations with the sale of Galion, Inc. to Galion Acquisition, LLC, an affiliate of The Diversified Group Incorporated. See Note 2 for further information.

Segment Information

      The Company has adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag fabrics and technical fabrics), uses similar processes in selling the products and sells the products to similar classes of customers. As a result of these similar economic characteristics and the way the business is managed, the Company has aggregated the results into a single segment for purposes of reporting financial condition and results of operations.

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

      The Company applies the principles of Accounting Principles Board Opinion ("APB") No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Accordingly, under APB No. 25, no compensation cost was recognized in the Company's financial statements in prior periods. During the quarter ended September 27, 2003, the Change of Control occurred and as a result under the provisions of the Stock Option Plan all options vested immediately and the exercise prices of a certain subset of the options were automatically changed to $0.01 (the "modified options"). This change in exercise price constituted a modification of the Stock Option Plan and under APB No. 25 and Financial Interpretation Number ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation," the Company was required to recognize compensation cost of $1.4 million ($823,000 net of tax) for the modified options, representing 126,900 options, for the quarter ended September 27, 2003. No expense was recognized on the remaining 567,800 options that were not subject to the automatic change in exercise price. According to the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the

Company is required to disclose the compensation expense included in net income based on APB No. 25 and the related pro-forma cost measured by the fair value method under SFAS No. 123, net of tax effects. Additionally, the modification resulted in an increased value for the modified options (the "incremental fair value") that was disclosed as part of the pro-forma expense for the period ended December 31, 2003, as measured by the fair value method.

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

                                          Quarter ended       Quarter ended
                                          March 31, 2004      March 29, 2003
                                          --------------      --------------

Net income, as reported:                     $   3,123          $   2,100
   Add: Total stock-based
     employee compensation
     expense included in reported
     net income, net of tax                         --                 --

   Deduct: Total stock-based
     employee compensation
     expense determined under
     fair value method, net of tax                  --                 --
                                             ----------------------------
Pro forma net income:                        $   3,123          $   2,100
                                             ============================

Net income per share:
   Basic - as reported:                      $    0.62          $    0.42

   Basic - pro forma:                        $    0.62          $    0.42

   Diluted - as reported:                    $    0.60          $    0.42

   Diluted - pro forma:                      $    0.60          $    0.42

      There were 439,167 and 612,500 options outstanding as of March 31, 2004 and December 31, 2003, respectively. During the quarter ended March 31, 2004, there were exercises of 173,333 options, and no options were forfeited, granted or expired. Of the 439,167 options outstanding at March 31, 2004, 297,767 have an exercise price of $8.75, 24,100 have an exercise price of $0.01 and 117,300 have an exercise price of $6.71, with all options having a weighted average remaining contractual life of 6.60 years. All options outstanding became fully vested upon the Change of Control and are currently exercisable.

Note 2 Discontinued Operations

      Prior to the fiscal year ended March 29, 2003, the Company completed the disposal of its discontinued operations with the sale of Galion, Inc. ("Galion") pursuant to a stock purchase agreement between the Company and Galion Acquisition, LLC, an affiliate of The Diversified Group Incorporated. As a result of this disposal, the Company incurred a charge for the loss on disposition of approximately $660,000 during the quarter ended March 29, 2003.

Note 3 Inventories

      Inventories reported on the Company's balance sheets were as follows (unaudited) (in thousands):

                                       March 31, 2004       December 31, 2003
                                       --------------------------------------
      Raw materials                       $   5,104            $   6,273
      Work-in-process                         7,198                7,089
      Finished goods                         10,732               10,190
                                          ------------------------------
        Total                             $  23,034            $  23,552
                                          ==============================

Note 4 Long-Term Debt

      The Company has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). The Company has an aggregate, $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at March 31, 2004 was $7.9 million. The Congress Revolver also includes a $5.0 million letter of credit facility, under which the Company had $497,000 outstanding pursuant to letters of credit at March 31, 2004.

      In addition, the Company has a term facility with Congress (the "Congress Term A loan") under which $4.0 million was borrowed at March 31, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $72,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and Congress Term A, the Company also has an additional $4.5 million term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and is currently fully available. At March 31, 2004, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $27.2 million.

      The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At March 31, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. The Company is required to pay a monthly unused line fee of 0.25% on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

      The Congress Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 31, 2004, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facilities.

Note 5 Reconciliation to Diluted Earnings Per Share

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

                                                       Quarter ended       Quarter ended
                                                       March 31, 2004      March 29, 2003
                                                       ----------------------------------
Net income                                                $   3,123           $   2,100
                                                          =========           =========

Weighted average number of common shares used
 in basic earnings per share                                  5,043               4,960
Effect of dilutive stock options                                124                  --
                                                          ---------           ---------
Weighted average number of common shares and
 Potentially dilutive common shares outstanding
 used in diluted earnings per share                           5,167               4,960
                                                          =========           =========

      At March 31, 2004, options on 439,167 shares of common were considered dilutive and therefore were included in computing diluted earnings per share. These constituted all common stock equivalents at year-end. Options on 700,100 shares of common stock were not included in computing diluted earnings per share at March 29, 2003, because their effects were antidilutive.

Note 6 Comprehensive Income (loss)

      The components of comprehensive income (loss) are as follows (unaudited) (in thousands):

                                                 Quarter ended      Quarter ended
                                                 March 31, 2004     March 29, 2003
                                                 ---------------------------------
Net income                                           $ 3,123            $ 2,100
Foreign currency
    translation adjustment                              (883)               918
Unrealized gain (loss) on
    hedging transactions,
    net of taxes                                          --                (52)
Reclassification adjustment
    for losses in net income                             152                 --
                                                     --------------------------
  Comprehensive income                               $ 2,392            $ 2,966
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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on April 10, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and were monitored for effectiveness on a routine basis. At March 31, 2004, the Company had no remaining forward exchange contracts to purchase Mexican pesos. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of earnings as cost of goods sold. The Company reclassified all previously recorded derivative fair values in AOCI into earnings as of March 31, 2004. The net effect for the quarter ended March 31, 2004 is a credit to cost of goods sold of approximately $21,000.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on June 23, 2003 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts were designated as hedges at inception and were monitored for effectiveness on a routine basis. At March 31, 2004, the Company had no remaining forward exchange contracts to purchase Czech Korunas. Changes in the derivatives' fair values are deferred and recorded as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of earnings as a component of intercompany sales. The Company reclassified all previously recorded derivative fair values in AOCI into earnings as of March 31, 2004. The net effect for the quarter ended March 31, 2004 is a charge to cost of goods sold of approximately $141,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The following discussion and analysis of the Company's financial condition and results of operations are based on the Company's unaudited condensed Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in the Transition Report on Form 10-K for the nine months ended December 31, 2003. The Company's critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis in the Transition Report on Form 10-K for the nine months ended December 31, 2003.

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

      There have been no changes in the nature of the Company's critical accounting policies or the application of those policies since December 31, 2003.

Results of Operations

      The following summarizes the results of continuing operations for the Company for the quarters ended March 31, 2004 and March 29, 2003.

(In thousands)
                                           Quarter ended        Quarter ended
                                           March 31, 2004       March 29, 2003
                                           -----------------------------------
Net sales                                     $ 69,231            $ 63,476
Gross profit                                    11,203               8,652
Income from operations                           5,932               4,526
Other expense (income), net                        220                (736)
Interest expense, net                              207                 838
Provision for income taxes                       2,382               1,664
Loss from disposition of
     discontinued operations                        --                 660
Net income                                       3,123               2,100

      On September 29, 2003, Zapata Corporation ("Zapata", NYSE: "ZAP") filed a
Schedule 13D with the Securities and Exchange Commission (the "SEC") indicating that as of September 18, 2003 it had acquired 2,663,905 shares of the Company's common stock which then constituted approximately 53.7% of the issued and outstanding shares of such common stock. As a result, a change of control of the Company (the "Change of Control") occurred. On October 6, 2003, Zapata filed an amendment to its Schedule 13D with the SEC, indicating that it had acquired an additional 1,498,489 shares of the Company's common stock which, together with the shares previously acquired, then constituted approximately 83.9% of the issued and outstanding commons stock of the Company. Following the Change of Control, the Company's Audit Committee and Board of Directors determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31 to coincide with Zapata's year end. This change was effective as of the quarter ended December 31, 2003.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 29, 2003.

      Net Sales. Net sales increased $5.8 million, or 9.1%, to $69.2 million for the quarter ended March 31, 2004 compared to the quarter ended March 29, 2003. North American operations' net sales increased $602,000 or 2.0% compared to the quarter ended March 29, 2003, with the increase principally due to increased net sales of $3.2 million for industrial fabrics in the North American technical fabrics market, offset by decreased demand in the North American automotive market. Net sales for European operations increased $5.2 million or 15.7% compared to the quarter ended March 29, 2003. The increase in European net sales is due to the effect of changes in foreign currency exchange rates that increased net sales as expressed in U.S. dollars by approximately $5.1 million over the amount that would have been reported based on exchange rates in effect in the quarter ended March 29, 2003.

      Gross Profit. Gross profit increased $2.6 million, or 29.5%, to $11.2 million for the quarter ended March 31, 2004 compared to the quarter ended March 29, 2003. Gross profit as a percentage of net sales increased to 16.2% for quarter ended March 31, 2004 from 13.6% for the quarter ended March 29, 2003. The increase in gross profit is due primarily to European operations, representing an increase of $2.3 million or 76.1% compared to the prior year. This increase is a result of improvements in operating efficiencies and cost savings resulting from the Company's transfer of production lines to lower labor cost areas within Europe in the prior year, as well as the favorable effect of currency exchange rates, net of one-time lease termination costs of approximately $400,000 associated with the closure of the Company's U.K. Facility. Gross profit in North American remained even in comparison with prior year.

      Income from Operations. Income from operations increased $1.4 million, or 31.1% to $5.9 million for the quarter ended March 31, 2004 compared to operating income of $4.5 million for the quarter ended March 29, 2003. Income from operations as a percentage of net sales increased to 8.6% for the quarter ended March 31, 2004 from 7.1% for the quarter ended March 29, 2003. The increase is attributable to the increases in gross profit discussed above, offset primarily by the following: approximately $300,000 in one-time charges associated with the closure of the Company's U.K. facility which includes redundancy charges and moving expenses; costs approximating $500,000 in legal and consulting expenses related to compliance activities and information systems; and approximately $350,000 in wage and healthcare benefits.

      Other Expense (Income), net. The Company recognized other expense, net of $220,000 for the quarter ended March 31, 2004 as compared to other income, net of $736,000 for the quarter ended March 29, 2003. Other expense (income), net is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction losses of $400,000 during the quarter ended March 31, 2004, compared to net foreign transaction gains of $691,000 recorded in the quarter ended March 29, 2003. The current year's foreign transaction losses resulted from changes in foreign currency exchange rates of approximately -1.4% from those at December 31, 2003.

      Interest Expense, net. Interest expense decreased $631,000, or 75.3%, to $207,000 for the quarter ended March 31, 2004, compared to the quarter ended March 29, 2003. The decrease is attributable both to a decrease in average interest rates from 5.6% to 4.9% and a decrease in average outstanding debt from $39.7 million to $17.1 million in the quarter ended March 31, 2004 as compared to the quarter ended March 29, 2003.

      Provision for Income Taxes. The provision for income taxes for the quarter ended March 31, 2004 increased $718,000 from a provision of $1.7 million for the quarter ended March 29, 2003, to a provision of $2.4 million for the quarter ended March 31, 2004. The Company's effective tax rate for the quarter ended March 31, 2004 was 43.3% compared to 37.6% for the quarter ended March 29, 2003. The higher rate for the quarter ended March 31, 2004 is a result of higher foreign tax rates.

      Net Income. The Company's net income was $3.1 million for the quarter ended March 31, 2004 compared to net income of $2.1 million for the quarter ended March 29, 2003. This change in net income resulted from the items discussed above.

Liquidity and Capital Resources

Cash Flows

      Net cash used in operating activities was $1.3 million for the quarter ended March 31, 2004, compared to cash provided by operating activities of $10.5 million in the comparable period in the prior year. The cash used in operating activities resulted principally from a significant increase in accounts receivable primarily arising from a change in payment terms with a European customer. The cash provided by operating activities in the comparable period of the prior year was primarily due to income from operations combined with non-cash additions of depreciation and deferred taxes, netted by a reduction in accounts receivable.

      Net cash used in investing activities of continuing operations was $869,000 for the quarter ended March 31, 2004, compared to net cash used in investing activities of continuing operations of $2.5 million for the comparable period in the prior year. Capital expenditures in the prior year were higher than in the current year due to capacity-related increases necessitated by new programs awarded by customers. The Company has budgeted capital expenditures of approximately $7.1 million for the remainder of fiscal 2004.

      Net cash provided by financing activities of continuing operations was $3.1 million for the quarter ended March 31, 2004, compared to net cash used in financing activities of continuing operations of $3.5 million for the comparable period in the prior year. Net cash provided by financing activities of continuing operations for the quarter ended March 31, 2004 is attributable to the Company's borrowings on its revolving credit facility and cash receipts on the exercise of stock options. Borrowings under credit facilities in the quarter ended March 31, 2004 were used to fund increases in working capital and to make payments on various long-term obligations.

Credit Facilities

      The Company has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). The Company has an aggregate, $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at March 31, 2004 was $7.9 million. The Congress Revolver also includes a $5.0 million letter of credit facility, under which the Company had $497,000 outstanding pursuant to letters of credit at March 31, 2004.

      In addition, the Company has a term facility with Congress (the "Congress Term A loan") under which $4.0 million was borrowed at March 31, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $72,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and Congress Term A, the Company also has an additional $4.5 million term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and is currently fully available. At March 31, 2004, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $27.2 million.

      The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At March 31, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 2.0%. The Company is required to pay a monthly unused line fee of 0.25% on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

      The Congress Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 31, 2004, the Company was in compliance with all financial and non-financial covenants. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facilities.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at March 31, 2004.

                                                           Payments due by Period
                                                                (in thousands)
                                    -------------------------------------------------------------------
                                                  Less than        1 - 3          3 - 5       More than
Contractual obligations              Total          1 year         years          years        5 years
                                    -------------------------------------------------------------------
    Long term debt                  $17,240        $ 3,298        $13,110        $   832        $    --
    Capital lease obligations           982            451            517             14             --
    Operating leases                    559            356            169             33              1
                                    -------------------------------------------------------------------

              Total                 $18,781        $ 4,105        $13,796        $   879        $     1
                                    ===================================================================

      Additionally, the Company does not have any material commitments for capital expenditures as of March 31, 2004.

Off-Balance Sheet Arrangements

      As of March 31, 2004, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303 (a)(4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Congress Facilities and certain other facilites are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facilities are variable. As of March 31, 2004, the Company's interest rates under the Congress Facilities and those certain other facilities approximated 4.0%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facilities would result in an addition to or reduction in annual interest expense of approximately $200,000.

      The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a materially adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. The Company has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on April 10, 2003 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and were monitored for effectiveness on a routine basis. At March 31, 2004, the Company had no remaining forward exchange contracts to purchase Mexican pesos. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of earnings as cost of goods sold. The Company reclassified all previously recorded derivative fair values in AOCI into earnings as of March 31, 2004. The net effect for the quarter ended March 31, 2004 is a credit to cost of goods sold of approximately $21,000.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on June 23, 2003 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts were designated as hedges at inception and were monitored for effectiveness on a routine basis. At March 31, 2004, the Company had no remaining forward exchange contracts to purchase Czech Korunas. Changes in the derivatives' fair values are deferred and recorded as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of earnings as a component of intercompany sales. The Company reclassified all previously recorded derivative fair values in AOCI into earnings as of March 31, 2004. The net effect for the quarter ended March 31, 2004 is a charge to cost of goods sold of approximately $141,000.

ITEM 4. CONTROLS AND PROCEDURES

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

            31.1 Certification of CEO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of CFO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K.

            No Reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: May 7, 2004                         By: \s\ Brian P. Menezes
                                           -------------------------------------
                                           Brian P. Menezes
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                           By: \s\ William F. Nelli
                                           -------------------------------------
                                           William F. Nelli
                                           Controller