Form 10-Q
period 2004-06-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 2004-08-16
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of August 12, 2004 was 5,259,178.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The unaudited condensed consolidated balance sheet as of June 30, 2004 and the audited condensed consolidated balance sheet as of December 31, 2003, the unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and June 28, 2003 and the unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and June 28, 2003 relate to Safety Components International, Inc. and its subsidiaries.

      ITEM 1.     FINANCIAL STATEMENTS                                               PAGE
               Condensed Consolidated Balance Sheets as of June 30, 2004
               (unaudited) and December 31, 2003                                       3

               Unaudited Condensed Consolidated Statements of Operations for the
               three month periods ended June 30, 2004 and June 28, 2003.              4

               Unaudited Condensed Consolidated Statements of Operations for the
               six month periods ended June 30, 2004 and June 28, 2003                 5

               Unaudited Condensed Consolidated Statements of Cash Flows for the
               six month periods ended June 30, 2004 and June 28, 2003.                6

               Notes to Unaudited Condensed Consolidated Financial Statements          7

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       13

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                   18

      ITEM 4.     CONTROLS AND PROCEDURES                                             18

PART II OTHER INFORMATION                                                             19

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                    19

SIGNATURES                                                                            20

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                                June 30, 2004    December 31, 2003
                                                                                               ---------------   -----------------
                                                                                                 (unaudited)            (1)
ASSETS

Current assets:
     Cash and cash equivalents ............................................................        $   5,206         $   4,376
     Accounts receivable, net .............................................................           42,739            37,109
     Inventories, net .....................................................................           23,310            23,552
     Prepaid and other ....................................................................            2,459             2,476
                                                                                                   ---------         ---------
        Total current assets ..............................................................           73,714            67,513

Property, plant and equipment, net ........................................................           46,430            50,428
Identifiable intangible assets, net .......................................................            1,054             1,172
Other assets ..............................................................................            4,659             4,213
                                                                                                   ---------         ---------
        Total assets ......................................................................        $ 125,857         $ 123,326
                                                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .....................................................................        $  14,277         $  24,419
     Accrued and other current liabilities ................................................            7,988             7,750
     Income taxes payable .................................................................            6,838             4,477
     Current portion of long-term debt ....................................................            3,579             4,214
                                                                                                   ---------         ---------
        Total current liabilities .........................................................           32,682            40,860

Long-term debt ............................................................................           14,480            11,817
Deferred income taxes .....................................................................            3,501             3,511
Other long-term liabilities ...............................................................            3,559             3,109
                                                                                                   ---------         ---------
        Total liabilities .................................................................           54,222            59,297
                                                                                                   ---------         ---------

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued ............................               --                --
     Common stock:  $0.01 par value per share - 20,000,000 shares authorized; 5,259,178 and
         5,037,478 shares outstanding at June 30, 2004 and December 31, 2003, respectively                53                51
     Additional paid-in-capital ...........................................................           54,213            52,865
     Treasury stock: 40,322 shares at cost ................................................             (411)             (411)
     Retained earnings ....................................................................            9,621             2,656
     Accumulated other comprehensive income ...............................................            8,159             8,868
                                                                                                   ---------         ---------
        Total stockholders' equity ........................................................           71,635            64,029
                                                                                                   ---------         ---------
        Total liabilities and stockholders' equity ........................................        $ 125,857         $ 123,326
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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                                      Quarter Ended     Quarter Ended
                                                                      June 30, 2004     June 28, 2003
                                                                     ---------------   ---------------
Net sales .......................................................        $ 65,858         $ 67,416
Cost of sales, excluding depreciation ...........................          52,417           54,099
Depreciation ....................................................           2,917            2,731
                                                                         --------         --------
        Gross profit ............................................          10,524           10,586

Selling and marketing expenses ..................................             721              773
General and administrative expenses .............................           3,631            3,151
Research and development expenses ...............................             530              332
Amortization of intangible assets ...............................              37               35
                                                                         --------         --------
        Income from operations ..................................           5,605            6,295

Other income, net ...............................................             (99)          (1,397)
Interest expense, net ...........................................             215              668
                                                                         --------         --------
        Income before income tax provision ......................           5,489            7,024

Provision for income taxes ......................................           1,646            2,644
                                                                         --------         --------
Net income ......................................................        $  3,843         $  4,380
                                                                         ========         ========

Net income per common share - basic .............................        $   0.73         $   0.88
                                                                         ========         ========

Net income per common share - diluted ...........................        $   0.72         $   0.88
                                                                         ========         ========

Weighted average number of common shares outstanding - basic ....           5,245            4,960
                                                                         ========         ========

Weighted average number of common shares outstanding - diluted ..           5,341            4,970
                                                                         ========         ========

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                                          Six Months Ended   Six Months Ended
                                                                            June 30, 2004     June 28, 2003
                                                                          -----------------  ----------------
Net sales ............................................................        $ 135,089          $ 130,892
Cost of sales, excluding depreciation ................................          107,654            106,245
Depreciation .........................................................            5,708              5,409
                                                                              ---------          ---------
         Gross profit ................................................           21,727             19,238

Selling and marketing expenses .......................................            1,537              1,369
General and administrative expenses ..................................            7,538              6,182
Research and development expenses ....................................            1,039                797
Amortization of intangible assets ....................................               76                 69
                                                                              ---------          ---------
         Income from operations ......................................           11,537             10,821

Other expense (income), net ..........................................              122             (2,133)
Interest expense, net ................................................              422              1,506
                                                                              ---------          ---------
         Income from continuing operations before income tax provision           10,993             11,448

Provision for income taxes ...........................................            4,028              4,308
                                                                              ---------          ---------
         Income from continuing operations ...........................            6,965              7,140

Loss on disposition of discontinued operations .......................               --                660
                                                                              ---------          ---------
Net income ...........................................................        $   6,965          $   6,480
                                                                              =========          =========

Net income per common share - basic:
         Income from continuing operations ...........................        $    1.35          $    1.44
         Loss on disposition of discontinued operations ..............               --              (0.13)
                                                                              ---------          ---------
Net income per common share - basic ..................................        $    1.35          $    1.31
                                                                              =========          =========

Net income per common share - diluted:
         Income from continuing operations ...........................        $    1.33          $    1.44
         Loss on disposition of discontinued operations ..............               --              (0.13)
                                                                              ---------          ---------
Net income per common share - diluted ................................        $    1.33          $    1.31
                                                                              =========          =========

Weighted average number of common shares outstanding - basic .........            5,144              4,960
                                                                              =========          =========

Weighted average number of common shares outstanding - diluted .......            5,244              4,970
                                                                              =========          =========

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)

                                                                           Six Months Ended   Six Months Ended
                                                                             June 30, 2004     June 28, 2003
                                                                           ----------------   ----------------
Cash Flows From Operating Activities:
     Net income ........................................................        $  6,965          $  6,480
     Loss on disposition of discontinued operations ....................              --               660
                                                                                --------          --------
     Income from continuing operations .................................           6,965             7,140
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation ...................................................           5,708             5,409
        Amortization of intangible assets ..............................              76                69
        Loss on disposition of assets ..................................             178               211
        Deferred taxes .................................................             222             1,561
        Tax benefit from exercise of stock options .....................             369                --
     Changes in operating assets and liabilities:
        Accounts receivable ............................................          (5,631)            1,118
        Inventories ....................................................             242                31
        Prepaid and other current assets ...............................            (168)             (217)
        Other non-current assets .......................................            (491)              310
        Accounts payable ...............................................         (10,142)           (1,767)
        Accrued and other current liabilities ..........................           3,301             2,489
                                                                                --------          --------
            Net cash provided by operating activities ..................             629            16,354

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment ........................          (2,872)           (3,767)
                                                                                --------          --------
            Net cash used in investing activities ......................          (2,872)           (3,767)

Cash Flows From Financing Activities:
     Repayment of KeyBank Subordinated Secured term note ...............              --            (3,021)
     Repayment of Congress Subordinated term note ......................            (402)             (504)
     Net borrowings (repayments) on Congress revolving credit facility .           3,410            (3,837)
     Repayments of other debt and long term obligations ................            (902)             (946)
     Proceeds from exercise of stock options ...........................             981                --
                                                                                --------          --------
            Net cash provided by (used in) financing activities ........           3,087            (8,308)
                                                                                --------          --------
Effect of exchange rate changes on cash and cash equivalents ...........             (14)              427
                                                                                --------          --------
Increase in cash and cash equivalents ..................................             830             4,706
Cash and cash equivalents, beginning of period .........................           4,376             2,498
                                                                                --------          --------
Cash and cash equivalents, end of period ...............................        $  5,206          $  7,204
                                                                                ========          ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
            Interest ...................................................        $    307          $  1,314
            Income taxes ...............................................           1,330             1,696

     Non-cash investing and financing activities:
            Equipment acquired under capital lease obligation ..........        $    553          $     --
            Foreign currency translation adjustment ....................             400             2,124
            Unrealized (loss) gain on hedging transactions, net of taxes             (16)              207

      See notes to unaudited condensed consolidated financial statements.

Note 1  Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by Safety Components International, Inc. and its subsidiaries ("Safety Components" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, Safety Components believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 2003. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

Change of Control

      On September 29, 2003, Zapata Corporation ("Zapata", NYSE: "ZAP") filed a
Schedule 13D with the SEC indicating that as of September 18, 2003 it had acquired 2,663,905 shares of the Company's common stock which then constituted approximately 53.7% of the issued and outstanding shares of such common stock. As a result, a change of control of the Company (the "Change of Control") occurred. On October 6, 2003, Zapata filed an amendment to its Schedule 13D with the SEC, indicating that it had acquired an additional 1,498,489 shares of the Company's common stock which, together with the shares previously acquired, then constituted approximately 83.9% of the issued and outstanding common stock of the Company. Zapata's Schedule 13D states that the shares purchased as of September 18, 2003 were purchased in privately negotiated block purchases for a total of approximately $30.9 million, or an average price per share of $11.59, in cash, the source of which was Zapata's working capital. The amendment to Zapata's Schedule 13D states that the additional shares purchased on October 2, 2003 were purchased in a privately negotiated transaction for $16.9 million, or $11.30 per share, in cash, the source of which was Zapata's working capital.

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

      As a result of the above transactions the consolidated federal income tax group of the Company that existed prior to these transactions terminated and Safety Components and its subsidiaries became members of the consolidated federal income tax group of Zapata. On March 19, 2004, Zapata and the Company entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata consolidated federal income tax group. Pursuant to the Tax Sharing and Indemnity Agreement, the Company is required to pay Zapata its share of federal income taxes, if any. In addition, each party is required to reimburse the other party for its use of either party's tax attributes. Similar provisions apply under the Tax Sharing and Indemnity Agreement to other taxes, such as state and local income taxes.

      Due to recent exercises of options to purchase common stock of the Company, on or about March 31, 2004, the number of shares of common stock outstanding increased and, as a result, Zapata's ownership was reduced to less than 80% (Zapata's ownership was approximately 79.1% at June 30, 2004). As a result, Zapata will no longer consolidate the Company and its subsidiaries in its consolidated federal tax returns. Accordingly, subsequent to

March 31, 2004, the rights and obligations described in the aforementioned Tax Sharing and Indemnity Agreement are no longer applicable. The Company is now proceeding to take the necessary steps to comply with its tax filing status separate from Zapata (and outside the Tax Sharing and Indemnification Agreement) and is evaluating the impact of this status. The Company does not expect any material financial impact to result from its tax filing status.

      Following the Change of Control, the Company's Audit Committee and Board of Directors determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31 to coincide with Zapata's year end. This change was effective as of the quarter ended December 31, 2003.

Discontinued Operations

      The Company has reported its former metal and defense businesses as discontinued operations in the consolidated financial statements from October 11, 2000, the measurement date, through March 29, 2003. Prior to March 29, 2003, the Company had disposed of the last of its discontinued operations with the sale of Galion, Inc. to Galion Acquisition, LLC, an affiliate of The Diversified Group Incorporated. See Note 2 for further information.

Segment Information

      The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag fabrics and technical fabrics), uses similar processes in selling the products and sells the products to similar classes of customers. As a result of these similar economic characteristics and the way the business is managed, the Company has aggregated the results into a single segment for purposes of reporting financial condition and results of operations.

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

      The Company applies the principles of Accounting Principles Board Opinion ("APB") No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Accordingly, under APB No. 25, no compensation cost was recognized in the Company's financial statements in prior periods. During the quarter ended September 27, 2003, the Change of Control occurred and as a result under the provisions of the Stock Option Plan all options vested immediately and the exercise prices of a certain subset of the options were automatically changed to $0.01 (the "modified options"). This change in exercise price constituted a modification of the Stock Option Plan and under APB No. 25 and Financial Interpretation Number ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation," the Company was required to recognize compensation cost of $1.4 million ($823,000 net of tax) for the modified options, representing 126,900 options, for the quarter ended September 27, 2003. No expense was recognized on the remaining 567,800 options that were not subject to the automatic change in exercise price. According to the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company is required to disclose the compensation expense included in net income based on APB No. 25 and the related pro forma cost measured by the fair value method under SFAS No. 123, net of tax effects. Additionally, the modification resulted in an increased value for the modified options (the "incremental fair value") that was disclosed as part of the pro forma expense for the period ended December 31, 2003, as measured by the fair value method.

      The fair values of the original options are based upon the Black-Scholes option-pricing model, and are estimated on the date of grant with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero percent dividends; expected lives of 6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent. The fair values of the options granted at May 18, 2001 and April 1, 2002, were $4.26 and $6.44 per share, respectively.

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

      Had compensation cost for the Company's stock option plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 (as amended), the Company's compensation cost (net of tax), net income and net income per common share, basic and diluted, would have been affected as indicated in the pro forma amounts below (in thousands, except per share data):

                                            Quarter ended   Quarter ended  Six months ended  Six months ended
                                            June 30, 2004   June 28, 2003    June 30, 2004     June 28, 2003
                                            -----------------------------------------------------------------
Net income, as reported:                       $  3,843        $  4,380        $  6,965           $  6,480
     Add: Total stock-based
         employee compensation
         expense included in reported
         net income, net of tax                      --              --              --                 --

     Deduct: Total stock-based
          employee compensation
          expense determined under
          fair value method, net of tax              --             244              --                244

                                               -----------------------------------------------------------
Pro forma net income:                          $  3,843        $  4,136        $  6,965           $  6,236
                                               ===========================================================

Net income per share:
     Basic - as  reported:                     $   0.73        $   0.88        $   1.35           $   1.31

     Basic - pro forma:                        $   0.73        $   0.83        $   1.35           $   1.26

     Diluted - as  reported:                   $   0.72        $   0.88        $   1.33           $   1.30

     Diluted - pro forma:                      $   0.72        $   0.83        $   1.33           $   1.25

      There were 390,800 and 612,500 options outstanding as of June 30, 2004 and December 31, 2003, respectively. During the quarter ended June 30, 2004, there were exercises of 48,367 options, and no options were forfeited, granted or expired. Of the 390,800 options outstanding at June 30, 2004, 293,700 have an exercise price of $8.75, 7,500 have an exercise price of $0.01 and 89,600 have an exercise price of $6.71, with all options having a weighted average remaining contractual life of 6.34 years. All options outstanding became fully vested upon the Change of Control and are currently exercisable.

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

Note 3 Inventories

      Inventories reported on the Company's balance sheets were as follows (in thousands):

                          June 30, 2004  December 31, 2003
                          --------------------------------
                           (unaudited)
      Raw materials          $ 5,619          $ 6,273

      Work-in-process          7,173            7,089

      Finished goods          10,518           10,190
                             ------------------------
        Total                $23,310          $23,552
                             ========================

Note 4 Long-Term Debt

      The Company has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). The Company has an aggregate, $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at June 30, 2004 was $8.1 million. The Congress Revolver also includes a $5.0 million letter of credit facility, which was unutilized at June 30, 2004.

      In addition, the Company has a term facility with Congress (the "Congress Term A loan") under which $3.7 million was borrowed at June 30, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $72,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and the Congress Term A loan, the Company also has an additional $4.5 million term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and under which $4.25 million is currently available. At June 30, 2004, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $26.9 million.

      The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At June 30, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

      The Congress Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At June 30, 2004, the Company was in compliance with all financial covenants. At June 30, 2004, the Company was also in compliance with all non-financial covenants other than a covenant requiring the company to dissolve certain inactive subsidiaries. The non-compliance under this covenant was waived by Congress. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facilities.

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

                                                    Quarter ended   Quarter ended   Six months ended  Six months ended
                                                    June 30, 2004   June 28, 2003     June 30, 2004     June 28, 2003
                                                    ------------------------------------------------------------------
Net income                                               $3,843         $4,380            $6,965           $6,480
                                                         ======         ======            ======           ======

Weighted average number of common shares used
  in basic earnings per share                             5,245          4,960             5,144            4,960
Effect of dilutive stock options                             96             10               100               10
                                                         ------         ------            ------           ------

Weighted average number of common shares and
  Potentially dilutive common shares outstanding
  used in diluted earnings per share                      5,341          4,970             5,244            4,970
                                                         ======         ======            ======           ======

      At June 30, 2004, options on 390,800 shares of common stock were considered dilutive and therefore were included in computing diluted earnings per share. These constituted all common stock equivalents at June 30, 2004. Options on 700,100 shares of common stock were considered dilutive and therefore were included in computing diluted earnings per share at June 28, 2003.

Note 6  Comprehensive Income (loss)

      The components of comprehensive income (loss) are as follows (unaudited) (in thousands):

                                 Quarter ended     Quarter ended   Six months ended     Six months ended
                                 June 30, 2004     June 28, 2003     June 30, 2004        June 28, 2003
                                 -----------------------------------------------------------------------
Net income                           $ 3,843          $ 4,380            $ 6,965              $ 6,480
Foreign currency
    translation adjustment                31            1,510               (700)               2,376
Unrealized gain (loss) on
    hedging transactions,
    net of taxes                         (16)             207                (16)                 207
Reclassification adjustment
    for losses in net income               6               32                  6                   32
                                     ----------------------------------------------------------------
  Comprehensive income               $ 3,864          $ 6,129            $ 6,255              $ 9,095
                                     ================================================================

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 11, 2004 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2004, the Company had outstanding forward exchange contracts that mature between July 2004 and December 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $1.7 million. The fair values of these contracts at June 30, 2004 totaled approximately $16,000 which is recorded as a liability on the Company's balance sheet in other current liabilities. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold. The Company reclassified approximately $6,000 of previously recorded derivative fair values in AOCI into earnings as of June 30, 2004 as a credit to cost of goods sold.

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

Results of Operations

      The following summarizes the results of continuing operations for the Company for the quarter and six months ended June 30, 2004 and June 28, 2003.

(In thousands)

                                   Quarter ended     Quarter ended     Six months ended   Six months ended
                                   June 30, 2004     June 28, 2003      June 30, 2004       June 28, 2003
                                   -----------------------------------------------------------------------
Net sales                            $  65,858          $  67,416          $ 135,089         $ 130,892
Gross profit                            10,524             10,586             21,727            19,238
Income from operations                   5,605              6,295             11,537            10,821
Other (income) expense, net                (99)            (1,397)               122            (2,133)
Interest expense, net                      215                668                422             1,506
Provision for income taxes               1,646              2,644              4,028             4,308
Loss on disposition of
     discontinued operations                --                 --                 --               660
Net income                               3,843              4,380              6,965             6,480

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

      During the second quarter of 2004 one of the Company's largest raw materials suppliers implemented a price increase of approximately 11% on raw material yarn purchased for the Company's airbag fabric weaving facility. Management has estimated the impact on the cost of raw material purchases to be approximately $2.1 million for the remaining six months of 2004. The Company is currently in negotiations with its airbag cushion customers in North America to pass along this increase. The outcome of such negotiations is unknown at this time.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 28, 2003.

      Net Sales. Net sales decreased $1.6 million, or 2.3%, to $65.9 million for the quarter ended June 30, 2004 compared to the quarter ended June 28, 2003. North American operations' net sales decreased $2.9 million or 8.6% compared to the quarter ended June 28, 2003, with the decrease principally due to decreased demand in the North American automotive market. Net sales for European operations increased $1.3 million, or 4.0%, compared to the quarter ended June 28, 2003. The increase in European net sales is due to the effect of changes in foreign currency exchange rates that increased net sales as expressed in U.S. dollars by approximately $2.8 million over the amount that would have been reported based on exchange rates in effect in the quarter ended June 28, 2003. The exchange rate related gains were offset by a sales decrease of approximately $1.5 million principally due to decreased demand in the European automotive market.

      Gross Profit. Gross profit remained relatively flat, decreasing approximately $62,000, or 0.6%, to $10.5 million for the quarter ended June 30, 2004 compared to the quarter ended June 28, 2003. Gross profit as a percentage of net sales increased to 16.0% for the quarter ended June 30, 2004 from 15.7% for the quarter ended June 28, 2003. Gross profit in North America decreased approximately $212,000, or 3.4%, as a direct result of the decrease in net sales. Gross profit for European operations increased approximately $263,000, or 6.0%, due primarily to the favorable effect of currency exchange rates. The overall increase in gross profit as a percentage of sales is a result of improvements in operating efficiencies and cost savings resulting from the Company's transfer of production lines to lower labor cost areas within Europe in the prior year.

      Income from Operations. Income from operations decreased $690,000, or 11.0%, to $5.6 million for the quarter ended June 30, 2004 compared to operating income of $6.3 million for the quarter ended June 28, 2003. Income from operations as a percentage of net sales decreased to 8.5% for the quarter ended June 30, 2004 from 9.3% for the quarter ended June 28, 2003. The decrease is attributable to approximately $400,000 in costs associated with activities regarding Sarbanes-Oxley related compliance activities and the implementation of new information systems and approximately $300,000 in increased wage and healthcare benefits costs.

      Other Income, net. The Company recognized other income, net of $99,000 for the quarter ended June 30, 2004 as compared to other income, net of $1.4 million for the quarter ended June 28, 2003. Other income, net is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction gains of $73,000 during the quarter ended June 30, 2004, compared to net foreign transaction gains of $1.4 million recorded in the quarter ended June 28, 2003. The current year's foreign transaction gains resulted from changes in foreign currency exchange rates of approximately 0.3% from those at March 31, 2004.

      Interest Expense, net. Interest expense decreased $453,000, or 67.8%, to $215,000 for the quarter ended June 30, 2004 compared to the quarter ended June 28, 2003. The decrease is attributable to a decrease in average outstanding debt to $17.9 million from $36.9 million in the quarter ended June 30, 2004 as compared to the quarter ended June 28, 2003.

      Provision for Income Taxes. The provision for income taxes for the quarter ended June 30, 2004 decreased $998,000 from a provision of $2.6 million for the quarter ended June 28, 2003, to a provision of $1.6 million for the quarter ended June 30, 2004. The Company's effective tax rate for the quarter ended June 30, 2004 was 30.0% compared to 37.6% for the quarter ended June 28, 2003. The lower rate for the quarter ended June 30, 2004 is a result of lower effective foreign tax rates due to the existence of certain net operating losses associated with the European operations.

      Net Income. The Company's net income was $3.8 million for the quarter ended June 30, 2004 compared to net income of $4.4 million for the quarter ended June 28, 2003. This change in net income resulted from the items discussed above.

Six Months Ended June 30, 2004 Compared to Six Months  Ended June 28, 2003.

      Net Sales. Net sales increased $4.2 million, or 3.2%, to $135.1 million for the six months ended June 30, 2004 compared to the six months ended June 28, 2003. North American operations' net sales decreased $2.3 million, or 3.6%, compared to the six months ended June 28, 2003, with the decrease principally due to decreased demand in the second quarter of 2004 in the North American automotive market. Net sales for European operations increased $6.5 million, or 9.8%, compared to the six months ended June 28, 2003. The increase in European net sales is due primarily to the effect of changes in foreign currency exchange rates that increased net sales as expressed in U.S. dollars by approximately $7.9 million over the amount that would have been reported based on exchange rates in effect in the six months ended June 28, 2003. The exchange rate related gains were offset by a sales decrease of approximately $1.4 million principally due to decreased demand in the second quarter of 2004 in the European automotive market.

      Gross Profit. Gross profit increased $2.5 million, or 12.9%, to $21.7 million for the six months ended June 30, 2004 compared to the six months ended June 28, 2003. Gross profit as a percentage of net sales increased to 16.1% for the six months ended June 30, 2004 from 14.7% for the six months ended June 28, 2003. The increase in gross profit is due primarily to European operations, representing an increase of $2.6 million, or 35.0%, compared to the prior year. This increase is a result of improvements in operating efficiencies and cost savings resulting from the Company's transfer of production lines to lower labor cost areas within Europe in the prior year, as well as the favorable effect of currency exchange rates, net of one-time lease termination costs of approximately $400,000 associated with the closure of the Company's UK facility. Gross profit in North American remained even in comparison with prior year.

      Income from Operations. Income from operations increased $716,000, or 6.6% to $11.5 million for the six months ended June 30, 2004 compared to the six months ended June 28, 2003. Income from operations as a percentage of net sales increased to 8.5% for the six months ended June 30, 2004 from 8.3% for the six months ended June 28, 2003. The increase is attributable to the increases in gross profit discussed above, offset primarily by the following: approximately $300,000 in one-time charges associated with the closure of the Company's U.K. facility which includes redundancy charges and moving expenses; costs approximating $900,000 in legal and consulting expenses related to Sarbanes-Oxley related compliance activities and implementation of new information systems; and approximately $750,000 in increased wage and healthcare benefits costs.

      Other Expense (Income), net. The Company recognized other expense, net of $122,000 for the six months ended June 30, 2004 as compared to other (income), net of $2.1 million for the six months ended June 28, 2003. Other expense (income), net is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction losses of approximately $400,000 offset by investment and miscellaneous income of approximately $278,000 during the six months ended June 30, 2004, compared to net foreign transaction gains of $1.8 million recorded in the six months ended June 28, 2003. The current year's foreign transaction losses resulted from changes in foreign currency exchange rates of approximately -1.2% from those at December 31, 2003.

      Interest Expense, net. Interest expense decreased $1.1 million, or 72.0%, to $422,000 for the six months ended June 30, 2004, compared to the six months ended June 28, 2003. The decrease is attributable to a decrease in average outstanding debt from $38.4 million to $16.8 million in the six months ended June 30, 2004 as compared to the six months ended June 28, 2003.

      Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2004 decreased $280,000, or 6.5%, to $4.0 million compared to the six months ended June 28, 2003. The Company's effective tax rate for the six months ended June 30, 2004 was 36.6% compared to 37.6% for the six months ended June 28, 2003. The lower rate for the six months ended June 30, 2004 is a result of lower foreign tax rates.

      Loss on Disposition of Discontinued Operations. The loss was principally due to the sale of Galion which included the recognition of a tax provision of approximately $660,000 in the six months ended June 28, 2003 related to an adjustment of the deferred tax liabilities of the discontinued operations.

      Net Income. The Company's net income was $7.0 million for the six months ended June 30, 2004 compared to net income of $6.5 million for the six months ended June 28, 2003. This change in net income resulted from the items discussed above.

Liquidity and Capital Resources

Cash Flows

      Net cash provided by operating activities was approximately $629,000 for the six months ended June 30, 2004, compared to cash provided by operating activities of $16.4 million in the comparable period in the prior year. The cash provided by operating activities resulted principally from income from operations combined with non-cash additions of depreciation offset by an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable is due primarily from a change in payment terms with a significant customer in return for foregoing early payment discounts, and the decrease in accounts payable resulted from a change in payment terms with a significant supplier in return for prompt payment discounts and payments of trade balances with certain significant suppliers. The cash provided by operating activities in the comparable period of the prior year was primarily due to income from operations combined with non-cash additions of depreciation and deferred taxes and a reduction in accounts receivable.

      Net cash used in investing activities of continuing operations was $2.9 million for the six months ended June 30, 2004, compared to net cash used in investing activities of continuing operations of $3.8 million for the comparable period in the prior year. Capital expenditures in the prior year were higher than in the current year due to capacity-related increases necessitated by new programs awarded by customers. The Company has budgeted capital expenditures of approximately $5.1 million for the remainder of fiscal 2004. In calendar year 2003 the Company's capital expenditures were approximately $5.1 million.

      Net cash provided by financing activities of continuing operations was $3.1 million for the six months ended June 30, 2004, compared to net cash used in financing activities of continuing operations of $8.3 million for the comparable period in the prior year. Net cash provided by financing activities of continuing operations for the six months ended June 30, 2004 is attributable to the Company's borrowings on its revolving credit facility and cash receipts on the exercise of stock options. Borrowings under credit facilities in the six months ended June 30, 2004 were used to fund increases in working capital and to make payments on various long-term obligations.

Credit Facilities

      The Company has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). The Company has an aggregate, $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at June 30, 2004 was $8.1 million. The Congress Revolver also includes a $5.0 million letter of credit facility, which was unutilized at June 30, 2004.

      In addition, the Company has a term facility with Congress (the "Congress Term A loan") under which $3.7 million was borrowed at June 30, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $72,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and the Congress Term A loan, the Company also has an additional $4.5 million term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and under which $4.25 million is currently available. At June 30, 2004, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $26.9 million.

      The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At June 30, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

      The Congress Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At June 30, 2004, the Company was in compliance with all financial covenants. At June 30, 2004, the Company was also in compliance with all non-financial covenants other than a covenant requiring the company to dissolve certain inactive subsidiaries. The non-compliance under this covenant was waived by Congress. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facilities.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at June 30, 2004.

                                                     Payments due by Period
                                                          (in thousands)
                                   -------------------------------------------------------------
                                               Less than       1 - 3        3 - 5      More than
Contractual obligations              Total       1 year        years        years       5 years
                                   -------------------------------------------------------------
     Long term debt                 $16,539      $ 3,055      $12,723      $   761      $    --

     Capital lease obligations        1,520          524          987            9           --

     Operating leases                   758          433          288           36            1

     Purchase obligations             1,775        1,775           --           --           --
                                    -----------------------------------------------------------

             Total                  $20,592      $ 5,787      $13,998      $   806      $     1
                                    ============================================================

      Additionally, the Company does not have any material commitments for capital expenditures as of June 30, 2004.

Off-Balance Sheet Arrangements

      As of June 30, 2004, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303 (a)(4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Congress Facilities and certain other facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facilities are variable. As of June 30, 2004, the Company's interest rates under the Congress Facilities and those certain other facilities approximated 4.0%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facilities would result in an addition to or reduction in annual interest expense of approximately $200,000.

      The Company's operations in Mexico, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks. Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a material adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. The Company has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 11, 2004 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2004, the Company had outstanding forward exchange contracts that mature between July 2004 and December 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $1.7 million. The fair values of these contracts at June 30, 2004 totaled approximately $16,000 which is recorded as a liability on the Company's balance sheet in other current liabilities. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold. The Company reclassified approximately $6,000 of previously recorded derivative fair values in AOCI into earnings as of June 30, 2004 as a credit to cost of goods sold.

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

ITEM 1.  LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER
         PURCHASES OF EQUITY SECURITIES
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  OTHER INFORMATION
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit No.       Exhibits
         -----------       --------
         10.28             Amendment No. 4 to Loan and Security Agreement, dated
                           July 20, 2004 by and among Safety Components
                           International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial
                           Corporation (Southern)

         31.1 Certification of CEO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of CFO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)   Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed during the quarter ended June 30, 2004:

         o Current Report on Form 8-K, filed April 22, 2004, regarding the cessation of status of the Company and its subsidiaries as members of the consolidated tax group of the Company's majority shareholder

         o Current Report on Form 8-K, filed April 23, 2004, regarding stock trading plans entered into by certain members of management of the Company in accordance with the Securities and Exchange Commission's Rule 10b5-1

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: August 16, 2004                     By: /s/ Brian P. Menezes
                                           ----------------------------
                                           Brian P. Menezes
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                           By: /s/ William F. Nelli
                                           -----------------------------
                                           William F. Nelli
                                           Controller