Form 10-Q
period 2004-09-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 2004-11-12
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of November 12, 2004 was 5,259,178.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The financial statements noted in Item 1 below relate to Safety Components International, Inc. and its subsidiaries.

                                                                                     PAGE
                                                                                     ----
       ITEM 1.  FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of September 30, 2004
                (unaudited) and December 31, 2003                                      3

                Unaudited Condensed Consolidated Statements of Operations for
                the three month periods ended September 30, 2004 and September
                27, 2003                                                               4

                Unaudited Condensed Consolidated Statements of Operations for the
                nine month periods ended September 30, 2004 and September 27, 2003     5

                Unaudited Condensed Consolidated Statements of Cash Flows for the
                nine month periods ended September 30, 2004 and September 27, 2003     6

                Notes to Unaudited Condensed Consolidated Financial Statements         7

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         13

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                                     19

       ITEM 4.  CONTROLS AND PROCEDURES                                               19

PART II OTHER INFORMATION                                                             20

       ITEM 6.  EXHIBITS                                                              20

SIGNATURES                                                                            21

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                          September 30, 2004  December 31, 2003
                                                                          ------------------  -----------------
                                                                              (unaudited)            (1)
ASSETS

Current assets:
     Cash and cash equivalents ........................................       $    7,152          $    4,376
     Accounts receivable, net .........................................           40,921              37,109
     Inventories, net .................................................           26,044              23,552
     Prepaid and other ................................................            2,073               2,476
                                                                              ----------          ----------
        Total current assets ..........................................           76,190              67,513

Property, plant and equipment, net ....................................           45,865              50,428
Identifiable intangible assets, net ...................................            1,037               1,172
Other assets ..........................................................            4,478               4,213
                                                                              ----------          ----------
        Total assets ..................................................       $  127,570          $  123,326
                                                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................       $   17,333          $   24,419
     Accrued and other current liabilities ............................            9,628               7,750
     Income taxes payable .............................................            5,047               4,477
     Current portion of long-term debt ................................            3,777               4,214
                                                                              ----------          ----------
        Total current liabilities .....................................           35,785              40,860

Long-term debt ........................................................           10,420              11,817
Deferred income taxes .................................................            3,625               3,511
Other long-term liabilities ...........................................            3,584               3,109
                                                                              ----------          ----------
        Total liabilities .............................................           53,414              59,297
                                                                              ----------          ----------

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued ........               --                  --
     Common stock: $0.01 par value per share - 20,000,000 shares authorized; 5,259,178 and 5,037,478 shares outstanding
         at September 30, 2004 and December 31, 2003, respectively ....               53                  51
     Additional paid-in-capital .......................................           54,213              52,865
     Treasury stock: 40,322 shares at cost ............................             (411)               (411)
     Retained earnings ................................................           11,543               2,656
     Accumulated other comprehensive income ...........................            8,758               8,868
                                                                              ----------          ----------
        Total stockholders' equity ....................................           74,156              64,029
                                                                              ----------          ----------
        Total liabilities and stockholders' equity ....................       $  127,570          $  123,326
                                                                              ==========          ==========

(1) Derived from the audited consolidated balance sheet as of December 31, 2003.

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                           Quarter Ended         Quarter Ended
                                                                         September 30, 2004   September 27, 2003
                                                                         ------------------   ------------------
Net sales .........................................................          $   56,172           $   52,747
Cost of sales, excluding depreciation .............................              44,857               44,984
Depreciation ......................................................               2,842                2,735
                                                                             ----------           ----------
        Gross profit ..............................................               8,473                5,028

Selling and marketing expenses ....................................                 618                  679
General and administrative expenses ...............................               4,921                2,421
Expenses associated with change of control ........................                  --                2,758
Research and development expenses .................................                 436                  390
Amortization of intangible assets .................................                  38                   35
                                                                             ----------           ----------
        Income (loss) from operations .............................               2,460               (1,255)

Other (income) expense, net .......................................                (380)                 259
Interest expense, net .............................................                 186                  579
                                                                             ----------           ----------
                                                                                  2,654               (2,093)

Provision for (benefit from) income taxes .........................                 732                 (602)
                                                                             ----------           ----------
Net income (loss) .................................................          $    1,922           $   (1,491)
                                                                             ==========           ==========

Net income (loss) per common share - basic ........................          $     0.37           $    (0.30)
                                                                             ==========           ==========

Net income (loss) per common share - diluted ......................          $     0.36           $    (0.30)
                                                                             ==========           ==========

Weighted average number of common shares outstanding - basic ......               5,259                4,960
                                                                             ==========           ==========

Weighted average number of common shares outstanding - diluted ....               5,353                4,960
                                                                             ==========           ==========

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                               Nine Months Ended    Nine Months Ended
                                                                               September 30, 2004   September 27, 2003
                                                                               ------------------   ------------------
Net sales ................................................................          $ 191,261           $ 183,639
Cost of sales, excluding depreciation ....................................            152,511             151,229
Depreciation .............................................................              8,550               8,144
                                                                                    ---------           ---------
        Gross profit .....................................................             30,200              24,266

Selling and marketing expenses ...........................................              2,155               2,048
General and administrative expenses ......................................             12,459               8,603
Expenses associated with change of control ...............................                 --               2,758
Research and development expenses ........................................              1,475               1,187
Amortization of intangible assets ........................................                114                 104
                                                                                    ---------           ---------
        Income from operations ...........................................             13,997               9,566

Other (income), net ......................................................               (258)             (1,874)
Interest expense, net ....................................................                608               2,085
                                                                                    ---------           ---------
        Income from continuing operations before income tax provision ....             13,647               9,355

Provision for income taxes ...............................................              4,760               3,706
                                                                                    ---------           ---------
        Income from continuing operations ................................              8,887               5,649

Loss on disposition of discontinued operations ...........................                 --                 660
                                                                                    ---------           ---------
Net income ...............................................................          $   8,887           $   4,989
                                                                                    =========           =========

Net income per common share - basic:
        Income from continuing operations ................................          $    1.71           $    1.14
        Loss on disposition of discontinued operations ...................                 --               (0.13)
                                                                                    ---------           ---------
Net income per common share - basic ......................................          $    1.71           $    1.01
                                                                                    =========           =========

Net income per common share - diluted:
        Income from continuing operations ................................          $    1.68           $    1.12
        Loss on disposition of discontinued operations ...................                 --               (0.13)
                                                                                    ---------           ---------
Net income per common share - diluted ....................................          $    1.68           $    0.99
                                                                                    =========           =========

Weighted average number of common shares outstanding - basic .............              5,183               4,960
                                                                                    =========           =========

Weighted average number of common shares outstanding - diluted ...........              5,281               5,050
                                                                                    =========           =========

       See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)

                                                                                Nine Months Ended     Nine Months Ended
                                                                                September 30, 2004    September 27, 2003
                                                                                ------------------    ------------------
Cash Flows From Operating Activities:
     Net income .............................................................        $   8,887             $   4,989
     Loss on disposition of discontinued operations .........................               --                   660
                                                                                     ---------             ---------
     Income from continuing operations ......................................            8,887                 5,649
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation ........................................................            8,550                 8,144
        Amortization of intangible assets ...................................              114                   104
        Loss on disposition of assets .......................................              213                   427
        Deferred taxes ......................................................              346                   511
        Tax benefit from exercise of stock options ..........................              369                    --
        Non-cash charge associated with change of control ...................               --                 1,404
     Changes in operating assets and liabilities:
        Accounts receivable .................................................           (3,812)                8,988
        Inventories .........................................................           (2,491)                2,928
        Prepaid and other current assets ....................................              216                  (694)
        Other non-current assets ............................................             (310)                2,208
        Accounts payable ....................................................           (7,084)               (5,301)
        Accrued and other current liabilities ...............................            3,298                   566
                                                                                     ---------             ---------
            Net cash provided by operating activities .......................            8,296                24,934

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment .............................           (4,706)               (4,805)
                                                                                     ---------             ---------
            Net cash used in investing activities ...........................           (4,706)               (4,805)

Cash Flows From Financing Activities:
     Repayment of KeyBank Subordinated Secured term note ....................               --                (6,533)
     Repayment of Congress Subordinated term note ...........................           (1,060)                 (757)
     Net borrowings (repayments) on Congress revolving credit facility ......            1,132                (8,314)
     Repayments of other debt and long term obligations .....................           (1,913)               (1,739)
     Proceeds from exercise of stock options ................................              981                    --
                                                                                     ---------             ---------
            Net cash used in financing activities ...........................             (860)              (17,343)
                                                                                     ---------             ---------
Effect of exchange rate changes on cash and cash equivalents ................               46                   513
                                                                                     ---------             ---------
Increase in cash and cash equivalents .......................................            2,776                 3,299
Cash and cash equivalents, beginning of period ..............................            4,376                 2,498
                                                                                     ---------             ---------
Cash and cash equivalents, end of period ....................................        $   7,152             $   5,797
                                                                                     =========             =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
            Interest ........................................................        $     492             $   1,674
            Income taxes ....................................................            2,943                 3,863

     Non-cash investing and financing activities:
            Equipment acquired under capital lease obligation ...............        $     553             $      --
            Foreign currency translation adjustment .........................               48                 2,209
            Unrealized (loss) gain on hedging transactions, net of taxes ....               23                   326

       See notes to unaudited condensed consolidated financial statements.

Note 1 Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by Safety Components International, Inc. and its subsidiaries ("Safety Components" or the "Company"), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, Safety Components believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 2003. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

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

      Due to exercises of options to purchase common stock of the Company, on or about March 31, 2004, the number of shares of common stock outstanding increased and, as a result, Zapata's ownership was reduced to less than 80% (Zapata's ownership was approximately 79.1% at September 30, 2004). As a result, Zapata will no longer consolidate the Company and its subsidiaries in its consolidated federal tax returns. Accordingly, subsequent to

March 31, 2004, the rights and obligations described in the aforementioned Tax Sharing and Indemnity Agreement are no longer applicable. The Company is now proceeding to take the necessary steps to comply with its tax filing status separate from Zapata (and outside the Tax Sharing and Indemnification Agreement) and is evaluating the impact of this status. The Company does not expect any material financial impact to result from the change in its tax filing status.

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

Segment Information

      The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag fabrics and technical fabrics), uses similar processes in producing the products and sells the products to similar classes of customers. As a result of these similar economic characteristics and the way the business is managed, the Company has aggregated the results into a single segment for purposes of reporting financial condition and results of operations.

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

      The fair values of the original options are based upon the Black-Scholes option-pricing model, and are estimated on the date of grant with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero dividends; expected lives of
6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent. The fair values of the options granted at May 18, 2001 and April 1, 2002, were $4.26 and $6.44 per share, respectively.

      As a result of the modification, the incremental fair value of the modified options is to be estimated immediately before their terms are modified and on the date of modification. The fair values for the modified options were also based on the Black-Scholes option-pricing model, with the following assumptions used: risk free interest rate of 0.99 percent; zero dividends; expected life of 0.5 years; expected volatility of 83.7 percent; and an exercise price of $0.01 and $8.75. The incremental fair value of the modified options was $7.38.

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

                                            Quarter ended       Quarter ended      Nine months ended   Nine months ended
                                          September 30, 2004  September 27, 2003   September 30, 2004  September 27, 2003
                                          -------------------------------------------------------------------------------
Net income (loss), as reported:                $   1,922           $  (1,491)           $   8,887           $   4,989
     Add: Total stock-based
          employee compensation
          expense included in reported
          net income, net of tax                      --                 823                   --                 823

     Deduct: Total stock-based
          employee compensation
          expense determined under
          fair value method, net of tax               --               1,406                   --               1,650
                                               ----------------------------------------------------------------------
Pro forma net income (loss):                   $   1,922           $  (2,074)           $   8,887           $   4,162
                                               ======================================================================

Net income (loss) per share:
     Basic - as  reported:                     $    0.37           $   (0.30)           $    1.71           $    1.01

     Basic - pro forma:                        $    0.37           $   (0.42)           $    1.71           $    0.84

     Diluted - as  reported:                   $    0.36           $   (0.30)           $    1.68           $    0.99

     Diluted - pro forma:                      $    0.36           $   (0.42)           $    1.68           $    0.82

      There were 390,800 and 612,500 options outstanding as of September 30, 2004 and December 31, 2003, respectively. During the quarter ended September 30, 2004, there were no exercises of options, and no options were forfeited, granted or expired. Of the 390,800 options outstanding at September 30, 2004, 293,700 have an exercise price of $8.75, 7,500 have an exercise price of $0.01 and 89,600 have an exercise price of $6.71, with all options having a weighted average remaining contractual life of 6.09 years. All options outstanding became fully vested upon the Change of Control and are currently exercisable.

Note 2 Discontinued Operations

      As previously reported, the Company completed the disposal of its discontinued operations with the sale of Galion, Inc. ("Galion") pursuant to a stock purchase agreement between the Company and Galion Acquisition, LLC, an affiliate of The Diversified Group Incorporated. As a result of this disposal, the Company incurred a charge for the loss on disposition of approximately $660,000 during the quarter ended March 29, 2003.

Note 3 Inventories

      Inventories reported on the Company's balance sheets were as follows (in thousands):

                                     September 30, 2004   December 31, 2003
                                     --------------------------------------
                                         (unaudited)

            Raw materials                 $  5,743            $  6,273
            Work-in-process                  8,209               7,089
            Finished goods                  12,092              10,190
                                          ----------------------------
              Total                       $ 26,044            $ 23,552
                                          ============================

Note 4 Long-Term Debt

      The Company has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). The Company has an aggregate $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at September 30, 2004 was $5.8 million. The Congress Revolver also includes a $5.0 million letter of credit facility, which was unutilized at September 30, 2004.

      In addition, the Company has a term facility with Congress (the "Congress Term A loan") under which $3.1 million was outstanding as of September 30, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $64,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and the Congress Term A loan, the Company also has an additional term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and under which $3.75 million is currently available. At September 30, 2004, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $33.0 million.

      The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At September 30, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

      The Congress Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At September 30, 2004, the Company was in compliance with all financial covenants. At September 30, 2004, the Company was also in compliance with all non-financial covenants other than a covenant requiring the company to dissolve certain inactive subsidiaries. The non-compliance under this covenant was waived by Congress. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facilities.

      In July 2004, the Company and Congress entered into an amendment to the Congress Facilities which, among other things, allows the Company to include its Romanian subsidiary and entities formed in connection with a proposed joint venture in China within the group of affiliates to which the Company is permitted to make loans up to an aggregate specified amount. In October 2004, the Company and Congress entered into an amendment and consent to the Congress Facilities pursuant to which Congress consented to certain actions by the Company, and the Company and Congress agreed to certain amendments to the Congress Facilities, in each case in order to permit the Company to enter into a proposed joint venture in South Africa with another third party. This amendment also, among other things, allows the Company to include the entity formed to conduct this joint venture within the group of affiliates to which the Company is permitted to make loans up to an aggregate specified amount.

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

                                                     Quarter ended       Quarter ended      Nine months ended   Nine months ended
                                                   September 30, 2004  September 27, 2003   September 30, 2004  September 27, 2003
                                                   -------------------------------------------------------------------------------
Weighted average number of common shares used
  in basic earnings per share                              5,259                4,960                5,183               4,960
Effect of dilutive stock options                              94                    *                   98                  90
                                                       ---------            ---------            ---------           ---------
Weighted average number of common shares and
  potentially dilutive common shares outstanding
  used in diluted earnings per share                       5,353                4,960                5,281               5,050
                                                       =========            =========            =========           =========

*     Effect was anti-dilutive.

Options on 686,900 shares of common stock were considered anti-dilutive and therefore were excluded in computing diluted earnings per share for the quarter ended September 27, 2003.

Note 6 Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows (unaudited) (in thousands):

                                  Quarter ended      Quarter ended     Nine months ended   Nine months ended
                               September 30, 2004  September 27, 2003  September 30, 2004  September 27, 2003
                               ------------------------------------------------------------------------------
Net income (loss)                   $   1,922          $  (1,491)          $   8,887            $   4,989
Foreign currency
    translation adjustment                545                 85                (155)               2,461
Unrealized gain (loss) on
    hedging transactions,
    net of taxes                           39               (533)                 23                 (326)
Reclassification adjustment
    for losses in net income               16                 --                  22                   32
                                    ---------------------------------------------------------------------
  Comprehensive income
    (loss)                          $   2,522          $  (1,939)          $   8,777            $   7,156
                                    =====================================================================

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

      Certain costs at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 11, 2004 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2004, the Company had outstanding forward exchange contracts that mature between October 2004 and December 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $801,000. The fair values of these contracts at September 30, 2004 totaled approximately $23,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold. The Company reclassified approximately $22,000 of previously recorded derivative fair values in AOCI into earnings for the nine months ended September 30, 2004 as a credit to cost of goods sold.

Note 9 Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2004, the Company and various consolidated subsidiaries of the Company are borrowers under the Congress Facilities (as defined above) and a note payable to a bank in the Czech Republic (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

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

Results of Operations

      The following summarizes the results of operations for the Company for the quarter and nine months ended September 30, 2004 and September 27, 2003.

(In thousands)
                                  Quarter ended          Quarter ended       Nine months ended     Nine months ended
                               September 30, 2004     September 27, 2003     September 30, 2004    September 27, 2003
                               --------------------------------------------------------------------------------------
Net sales                           $  56,172             $  52,747             $ 191,261             $ 183,639
Gross profit                            8,473                 5,028                30,200                24,266
Income (loss) from operations           2,460                (1,255)               13,997                 9,566
Other (income) expense, net              (380)                  259                  (258)               (1,874)
Interest expense, net                     186                   579                   608                 2,085
Provision for (benefit from)
    income taxes                          732                  (602)                4,760                 3,706
Loss on disposition of
    discontinued operations                --                    --                    --                   660
Net income (loss)                       1,922                (1,491)                8,887                 4,989

      On September 29, 2003, Zapata Corporation ("Zapata", NYSE: "ZAP") filed a
Schedule 13D with the United States Securities and Exchange Commission (the "SEC") indicating that as of September 18, 2003 it had acquired 2,663,905 shares of the Company's common stock which then constituted approximately 53.7% of the issued and outstanding shares of such common stock. As a result, a change of control of the Company (the "Change of Control") occurred. On October 6, 2003, Zapata filed an amendment to its Schedule 13D with the SEC, indicating that it had acquired an additional 1,498,489 shares of the Company's common stock which, together with the shares previously acquired, then constituted approximately 83.9% of the issued and outstanding common stock of the Company. Following the Change of Control, the Company's Audit Committee and Board of Directors determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31 to coincide with Zapata's year end. This change was effective as of the quarter ended December 31, 2003.

      During the second quarter of 2004, one of the Company's largest raw materials suppliers implemented a price increase of approximately 11% on raw material yarn purchased for the Company's North America airbag fabric weaving facility. Management has estimated the impact on the cost of raw material purchases to be approximately $2.0 million for the year ending December 31, 2004. The Company is currently in negotiations with its airbag cushion customers in North America to pass along this increase. However, the outcome of such negotiations cannot be determined at this time.

      During the quarter ended September 30, 2004, the Audit Committee of the Company's Board of Directors, with the assistance of special outside counsel and a forensic accounting firm, completed an investigation begun in July 2004 based upon issues raised by an employee who claimed improprieties in the Company's operations in Mexico and California. The investigation of the issues raised did not substantiate any of the concerns. Expenses related to the investigation were approximately $550,000 for the three and nine months ended September 30, 2004 and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 27, 2003.

      Net Sales. Net sales increased $3.4 million, or 6.5%, to $56.2 million for the quarter ended September 30, 2004 compared to the quarter ended September 27, 2003. North American operations' net sales decreased approximately $400,000 or 1.5% compared to the quarter ended September 27, 2003, with the decrease principally due to decreased demand in the North America automotive market. Net sales for European operations increased $3.8 million, or 14.4%, compared to the quarter ended September 27, 2003. Approximately $1.2 million of this increase is due to increased volume over the prior year from additional programs awarded early in 2004 and the balance is due to the effect of changes in foreign currency exchange rates that increased net sales as expressed in U.S. dollars by approximately $2.6 million over the amount that would have been reported based on exchange rates in effect in the quarter ended September 27, 2003.

      Gross Profit. Gross profit increased $3.4 million, or 68.5%, to $8.5 million for the quarter ended September 30, 2004 compared to the quarter ended September 27, 2003. Gross profit as a percentage of net sales increased to 15.1% for the quarter ended September 30, 2004 from 9.5% for the quarter ended September 27, 2003. Gross profit in North America increased approximately $350,000, or 8.1%, as a result of production efficiencies, favorable exchange rates with the Mexican peso and an unanticipated employment tax recovery in Mexico, offset by the adverse impact of the raw materials price increase discussed above. Gross profit for European operations increased approximately $3.1 million, due primarily to improvements in operating efficiencies and cost savings resulting from the Company's transfer of production lines to lower labor cost areas within Europe in the prior year. The overall increase in gross profit as a percentage of sales is a result of the items listed above.

      Income (Loss) from Operations. The Company earned $2.5 million in operating income for the quarter ended September 30, 2004 compared to an operating loss of $1.3 million for the quarter ended September 27, 2003. Income from operations as a percentage of net sales was 4.4% for the quarter ended September 30, 2004. The operating loss during the quarter ended September 27, 2003 was a result of the Company's recognition of a charge of $2.8 million associated with the Company's change of control. The increase in income from operations is attributable to the increases in gross profit discussed above, offset by the following costs included in general and administrative expenses: approximately $900,000 in costs associated with activities regarding Sarbanes-Oxley related and other compliance activities, including the investigation discussed above; approximately $400,000 in costs for the implementation of new information systems; and approximately $500,000 in increases in wage and healthcare benefits costs resulting, principally, from a credit of $500,000 taken in the prior year.

      Other (Income) Expense, net. The Company recognized other income, net of $380,000 for the quarter ended September 30, 2004 as compared to other expense, net of $259,000 for the quarter ended September 27, 2003.

Other income, net is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The current year's foreign transaction gains resulted from changes in foreign currency exchange rates of approximately 1.6% from those at June 30, 2004.

      Interest Expense, net. Interest expense, net decreased $393,000, or 67.9%, to $186,000 for the quarter ended September 30, 2004 compared to the quarter ended September 27, 2003. The decrease is primarily attributable to a decrease in average outstanding debt to $16.1 million from $30.2 million in the quarter ended September 30, 2004 as compared to the quarter ended September 27, 2003.

      Provision for (Benefit from) Income Taxes. The provision for income taxes for the quarter ended September 30, 2004 was approximately $732,000 compared to a benefit of approximately $602,000 for the quarter ended September 27, 2003. The Company's effective tax rate for the quarter ended September 30, 2004 was 27.6% compared to 28.8% for the quarter ended September 27, 2003. The lower rate as compared to U.S. statutory rates for the quarter ended September 30, 2004 is a result of lower effective foreign tax rates due to the existence of certain net operating losses associated with the European operations.

      Net Income (Loss). The Company's net income was $1.9 million for the quarter ended September 30, 2004 compared to net loss of $1.5 million for the quarter ended September 27, 2003. This change in net income resulted from the items discussed above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 27, 2003.

      Net Sales. Net sales increased $7.6 million, or 4.2%, to $191.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 27, 2003. North American operations' net sales decreased $2.7 million, or 3.0%, compared to the nine months ended September 27, 2003, with the decrease principally due to decreased demand in the second quarter of 2004 in the North American automotive market. Net sales for European operations increased $10.3 million, or 11.1%, compared to the nine months ended September 27, 2003. The increase in European net sales is due to the effect of changes in foreign currency exchange rates that increased net sales as expressed in U.S. dollars by approximately $10.3 million over the amount that would have been reported based on exchange rates in effect in the nine months ended September 27, 2003.

      Gross Profit. Gross profit increased $5.9 million, or 24.5%, to $30.2 million for the nine months ended September 30, 2004 compared to the nine months ended September 27, 2003. Gross profit as a percentage of net sales increased to 15.8% for the nine months ended September 30, 2004 from 13.2% for the nine months ended September 27, 2003. The increase in gross profit is due primarily to European operations, representing an increase of $6.1 million, or 78.2%, compared to the prior year. This increase is primarily a result of improvements in operating efficiencies and cost savings resulting from the Company's transfer of production lines to lower labor cost areas within Europe in the prior year, as well as the favorable effect of currency exchange rates, net of one-time lease termination costs of approximately $400,000 associated with the closure of the Company's UK facility. Gross profit in North American operations remained even in comparison with prior year.

      Income from Operations. Income from operations increased $4.4 million, or 46.3% to $14.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 27, 2003. Income from operations as a percentage of net sales increased to 7.3% for the nine months ended September 30, 2004 from 5.2% for the nine months ended September 27, 2003. During the nine months ended September 27, 2003, the Company recognized a charge of $2.8 million associated with the Company's change of control. The increase in income from operations is attributable to the increases in gross profit discussed above, offset primarily by the following costs included in general and administrative expenses: approximately $300,000 in one-time charges associated with the closure of the Company's U.K. facility which includes redundancy charges and moving expenses; costs approximating $1.5 million in legal and consulting expenses regarding Sarbanes-Oxley related and other compliance activities, including the investigation discussed above; approximately $1.2 million in increased wage and healthcare benefits costs; and approximately $500,000 in costs for implementation of new information systems. With the possible exception of healthcare benefit costs, the above items are not expected to continue at the current rate of expense for subsequent years.

      Other Income, net. The Company recognized other income, net of approximately $258,000 for the nine months ended September 30, 2004 as compared to other income, net of $1.9 million for the nine months ended September 27, 2003. Other income, net is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The current year's foreign transaction gains resulted from changes in foreign currency exchange rates of approximately 0.6% from those at December 31, 2003.

      Interest Expense, net. Interest expense decreased $1.5 million, or 70.8%, to approximately $608,000 for the nine months ended September 30, 2004, compared to the nine months ended September 27, 2003. The decrease is primarily attributable to a decrease in average outstanding debt to $15.1 million from $32.4 million in the nine months ended September 30, 2004 as compared to the nine months ended September 27, 2003.

      Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2004 increased $1.1 million, or 28.4%, to $4.8 million compared to the nine months ended September 27, 2003. The Company's effective tax rate for the nine months ended September 30, 2004 was 34.9% compared to 39.6% for the nine months ended September 27, 2003. The lower rate for the nine months ended September 30, 2004 is a result of lower foreign tax rates due to the existence of certain net operating losses associated with the European operations.

      Loss on Disposition of Discontinued Operations. The loss was principally due to the sale of Galion which included the recognition of a tax provision of approximately $660,000 in the nine months ended September 27, 2003 related to an adjustment of the deferred tax liabilities of the discontinued operations.

      Net Income. The Company's net income was $8.9 million for the nine months ended September 30, 2004 compared to net income of $5.0 million for the nine months ended September 27, 2003. This change in net income resulted from the items discussed above.

Liquidity and Capital Resources

Cash Flows

      Net cash provided by operating activities was approximately $8.3 million for the nine months ended September 30, 2004, compared to cash provided by operating activities of $24.9 million in the comparable period in the prior year. The cash provided by operating activities resulted principally from income from operations combined with non-cash additions of depreciation offset by an increase in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable is due primarily to a change in payment terms with a significant customer in return for foregoing early payment discounts, and the decrease in accounts payable resulted from a change in payment terms with a significant supplier in return for prompt payment discounts and payments of trade balances with certain significant suppliers. The Company is not aware of anything that will result in a change in the current terms with customers and suppliers. The cash provided by operating activities in the comparable period of the prior year was primarily due to income from operations combined with non-cash additions of depreciation and deferred taxes and a reduction in accounts receivable. The decrease in cash provided by operating activities from 2003 to 2004 is primarily a result of the increases in the Company's asset balances in 2004, whereas in 2003 there were decreases in asset balances.

      Net cash used in investing activities of continuing operations was $4.7 million for the nine months ended September 30, 2004, compared to net cash used in investing activities of continuing operations of $4.8 million for the comparable period in the prior year. Capital expenditures in the current and prior years were necessitated primarily by new programs awarded by customers. The Company has budgeted capital expenditures of approximately $3.3 million for the remainder of fiscal 2004 although a portion of such spending may not occur until early 2005. In calendar year 2003 the Company's capital expenditures were approximately $5.1 million.

      Net cash used in financing activities of continuing operations was $860,000 for the nine months ended September 30, 2004, compared to net cash used in financing activities of continuing operations of $17.3 million for the comparable period in the prior year. Net cash used in financing activities of continuing operations for the nine months ended September 30, 2004 is attributable to the Company's net payments of its revolving credit facility, offset by cash receipts on the exercise of stock options. Borrowings under credit facilities in the nine months ended September 30, 2004 were used to fund increases in working capital and to make payments on various long-term obligations.

      The Company's capital expenditure and working capital requirements are expected to be funded through a combination of cash flows from operations, equipment financing and borrowings under the Company's line of credit. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months.

Credit Facilities

      The Company has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). The Company has an aggregate $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount borrowed under the Congress Revolver at September 30, 2004 was $5.8 million. The Congress Revolver also includes a $5.0 million letter of credit facility, which was unutilized at September 30, 2004.

      In addition, the Company has a term facility with Congress (the "Congress Term A loan") under which $3.1 million was outstanding as of September 30, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $64,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and the Congress Term A loan, the Company also has an additional term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and under which $3.75 million is currently available. At September 30, 2004, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $33.0 million.

      The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At September 30, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

      The Congress Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At September 30, 2004, the Company was in compliance with all financial covenants. At September 30, 2004, the Company was also in compliance with all non-financial covenants other than a covenant requiring the company to dissolve certain inactive subsidiaries. The non-compliance under this covenant was waived by Congress. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facilities.

      In July 2004, the Company and Congress entered into an amendment to the Congress Facilities which, among other things, allows the Company to include its Romanian subsidiary and entities formed in connection with a proposed joint venture in China within the group of affiliates to which the Company is permitted to make loans up to an aggregate specified amount. In October 2004, the Company and Congress entered into an amendment and consent to the Congress Facilities pursuant to which Congress consented to certain actions by the Company, and the Company and Congress agreed to certain amendments to the Congress Facilities, in each case in order to permit the Company to enter into a proposed joint venture in South Africa with another third party. This amendment also, among other things, allows the Company to include the entity formed to conduct this joint venture within the group of affiliates to which the Company is permitted to make loans up to an aggregate specified amount.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at September 30, 2004.

                                        Payments due by Period (in thousands)
                                --------------------------------------------------------
                                            Less than    1 - 3       3 - 5     More than
Contractual obligations           Total      1 year      years       years      5 years
                                --------------------------------------------------------
   Long term debt               $ 12,974    $  3,277    $  9,697    $     --    $     --

   Capital lease obligations       1,224         500         724          --          --

   Operating leases                  829         433         363          33          --

   Purchase obligations              801         801          --          --          --
                                --------------------------------------------------------

           Total                $ 15,828    $  5,011    $ 10,784    $     33    $     --
                                ========================================================

      Additionally, the Company has material commitments of approximately $910,000 for capital expenditures as of September 30, 2004.

Off-Balance Sheet Arrangements

      As of September 30, 2004, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303 (a)(4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this report.

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2004, the Company and various consolidated subsidiaries of the Company are borrowers under the Congress Facilities (as defined above) and a note payable to a bank in the Czech Republic (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Other

      As discussed above regarding proposed joint ventures, the Company is exploring opportunities for growth of its airbag cushion business, specifically into the Asia and South Africa markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Congress Facilities and certain other facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facilities are variable. As of September 30, 2004, the Company's interest rates under the Congress Facilities and those certain other facilities approximated 4.0%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Congress Facilities would result in an addition to or reduction in annual interest expense of approximately $100,000.

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

      Certain costs at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on May 11, 2004 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2004, the Company had outstanding forward exchange contracts that mature between October 2004 and December 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $801,000. The fair values of these contracts at September 30, 2004 totaled approximately $23,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold. The Company reclassified approximately $22,000 of previously recorded derivative fair values in AOCI into earnings for the nine months ended September 30, 2004 as a credit to cost of goods sold.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS

            Exhibit No.   Exhibits
            -----------   --------

            10.29 Amendment No. 5 to Loan and Security Agreement, dated October 1, 2004 by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern)

            31.1 Certification of CEO as required by Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                        SAFETY COMPONENTS INTERNATIONAL, INC.

DATED: November 12, 2004                By: \s\ Brian P. Menezes
                                        ----------------------------
                                        Brian P. Menezes
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        By: \s\ William F. Nelli
                                        -----------------------------
                                        William F. Nelli
                                        Controller