Form 10-K
period 2004-12-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 2005-03-11
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

            |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       OR

            |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________to ___________.

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

      The aggregate market value of the common stock held by persons other than affiliates of the registrant (based upon the assumption, for purposes of this computation only, that Zapata Corporation and all of the registrant's directors and executive officers were affiliates), as of June 30, 2004, was approximately $6,554,000.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes |X| No |_|.

      The number of shares outstanding of the registrant's common stock, as of March 1, 2005, is as follows:

--------------------------------------------------------------------------------
Class                                                           Number of Shares
--------------------------------------------------------------------------------
Common Stock, par value $.01 per share                                 5,320,147
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

         Cautionary Statement Pursuant to Safe Harbor Provisions of the
                Private Securities Litigation Reform Act of 1995

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal year 2005, overall volume and pricing trends or strategies and their anticipated results, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include (but are not limited to): general economic conditions in the Company's market, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the automotive industry. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

The Company

      Safety Components International, Inc. (including, when the context requires, its consolidated subsidiaries, the "Company" or "Safety Components") was incorporated in Delaware in 1994. It is a leading low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. The Company has recently entered into joint ventures to produce products in China and South Africa, although commercial production has not yet commenced in either of these locations. The Company sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. The Company believes that it is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as fire service apparel, ballistics material for luggage, filtration and military tents. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows the Company to more effectively utilize its manufacturing assets and lower its per unit overhead costs.

      Net sales of automotive airbag cushions, automotive fabrics and technical fabrics products (the "automotive airbag and fabrics products" business) were approximately $247.9 million, $183.7 million and $244.3 million in the year ended December 31, 2004, the nine month period from March 30, 2003 to December 31, 2003, and the year ended March 29, 2003, respectively. Subsequent to the Change of Control (described below), the Company has changed its fiscal year to a calendar year end to coincide with the fiscal year end of Zapata Corporation ("Zapata", NYSE: "ZAP"). The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. The years ended December 31, 2004 and March 29, 2003 each consisted of twelve months of operations.

Change of Control

      On September 29, 2003, Zapata filed a Schedule 13D with the Securities and Exchange Commission (the "SEC") indicating that as of September 18, 2003 it had acquired 2,663,905 shares of the Company's common stock which then constituted approximately 53.7% of the issued and outstanding shares of such common stock. As a result, a change of control of the Company (the "Change of Control") occurred. On October 6, 2003, Zapata filed an amendment to its Schedule 13D with the SEC, indicating that it had acquired an additional 1,498,489 shares of the Company's common stock which, together with the shares previously acquired, then constituted approximately 83.9% of the issued and outstanding common stock of the Company.

      The Change of Control triggered certain provisions of the Company's Stock Option Plan, including immediate vesting of all options and an automatic change in the exercise price of a portion of the options to $0.01. This change in exercise price constituted a modification of the Stock Option Plan and the Company was required to recognize a one-time, non-recurring compensation cost of $1.4 million for the modified options, representing 126,900 options, for the nine months ended December 31, 2003. Additionally, in lieu of re-pricing their Class A stock options, the employment agreements of certain key executives included a provision for a one-time, non-recurring bonus payable in the event of a change of control. The aggregate bonus was $1.4 million and was also recognized as an expense in 2003.

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

      As a result of the above transactions, the consolidated federal income tax group of the Company that existed prior to these transactions terminated and Safety Components and its subsidiaries became members of the consolidated federal income tax group of Zapata. In the first quarter of 2004, Zapata and the Company entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata consolidated federal income tax group.

      Due to exercises of options to purchase common stock of the Company, on or about March 31, 2004, the number of shares of common stock outstanding increased and, as a result, Zapata's ownership was reduced to less than 80%. As a result of Zapata's ownership of the company's outstanding common stock falling below 80%, Zapata will not consolidate the Company into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Under The Tax Sharing and Indemnity Agreement, the Company will be consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004. On January 4, 2005, the Company received notification from the Internal Revenue Service that its plan to return to the taxpayer status consistent to the periods prior to the Change of Control has been approved. The Company does not expect any material financial impact to result from the change in its tax filing status.

The Woodville Acquisition

      On November 2, 2001, the Company's U.K. subsidiary, Automotive Safety Components International Limited ("ASCIL"), acquired the airbag business (operated under the name of Woodville Airbag Engineering and hereafter referred to as "Woodville") of TISPP UK Limited, a subsidiary of Smiths Group PLC, to expand its European operations. Such acquisition contributed approximately $7.8 million in sales and had a negative impact of approximately $1.1 million on gross profit and approximately $1.5 million on operating income for the period from November 3, 2001 to March 30, 2002. The management and business activities of the Woodville operation were consolidated into the ASCIL operation during the quarter ended June 28, 2003. The manufacturing process and production assets were transferred to other European operations of the Company primarily in lower labor cost facilities and countries.

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

      Characteristic of the industry, the Company supplies airbag cushions to module integrators, most of which also produce a portion of their cushion requirements internally. As a result, the Company may compete with its customers who supply their own internal cushion requirements. However, in most cases the Company's customers do not produce the same cushions for the same car/truck models for which the Company produces cushions.

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

Establishment of Joint Ventures

      On November 30, 2004, the Company announced that it had signed an agreement to form a joint venture with KAP Textile Holdings SA Ltd. ("Gelvenor") which, through its Gelvenor textiles divisions produces high technology industrial, technical and specialized fabrics, in South Africa (the "South Africa Joint Venture"). The Company anticipates that the South Africa Joint Venture, which has not yet commenced commercial production, will produce automotive airbag cushions in South Africa utilizing the fabrics produced by Gelvenor. The initial production will be intended to satisfy the South African domestic market, with additional production capacity available to support the Company's growing worldwide customer base by the end of 2005. The Company owns 75% of the entity formed to conduct the operations of the South Africa Joint Venture.

      On January 4, 2005, the Company announced it had signed an agreement to form a joint venture with Kingsway International Limited, an entity associated with Huamao (Xiamen) Technical Textile Co., Ltd. ("Huamao") which manufactures airbag fabrics, in China (the "China Joint Venture"). The Company anticipates that the China Joint Venture, which has not yet commenced commercial production, will produce automotive airbag cushions in China utilizing the fabrics produced by Huamao. Pursuant to a technology transfer and joint venture agreement, the Company will provide technical assistance to its partner in the development of airbag fabrics. Production is intended to satisfy the Chinese domestic market. The Company owns 65% of the entity formed to conduct the operations of the China Joint Venture.

      The Company has certain financial commitments related to these joint ventures as described in "Liquidity and Capital Resources - Contractual Obligations" below.

Products

      The Company's automotive products include passenger, driver and side (thorax) impact airbag cushions, side protection curtains, knee protection cushions and related parts and accessory components manufactured for installation in over 200 car and truck models sold worldwide and airbag fabric for sale to airbag manufacturers. Sales of airbag related products (inclusive of sales of airbag fabric) accounted for approximately 88.5% of the Company's consolidated net sales in the fiscal year ended December 31, 2004, approximately 89.8% of the Company's consolidated net sales in the nine month period from March 30, 2003 to December 31, 2003 and approximately 90.8% of the Company's consolidated net sales in the fiscal year ended March 29, 2003.

      The Company also manufactures a wide array of specialty technical fabrics for consumer and industrial uses. These fabrics include: (i) protective apparel worn by firefighters; (ii) filtration fabrics used in the aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products; (iv) specialty fabrics used in fuel cells, bomb and cargo chutes, oil containment booms and gas diaphragms, among other uses; (v) release liners used in tire manufacturing; and (vi) high-end luggage fabrics, including "ballistics" fabric used in Hartman and Tumi brands of luggage. Sales of technical related products accounted for approximately 11.5% of the Company's consolidated net sales in the fiscal year ended December 31, 2004, approximately 10.2% of the Company's consolidated net sales in the nine month period from March 30, 2003 to December 31, 2003 and approximately 9.2% of the Company's consolidated net sales in the fiscal year ended March 29, 2003. The market for the Company's technical related products is highly segmented by product line. Marketing and sales of the Company's technical related products is conducted by the Company's marketing and sales staff based in Greenville, South Carolina. Manufacturing of these products occurs at the South Carolina facility, using much of the same equipment and manufacturing processes that the Company uses to produce airbag fabric, enabling the Company to take advantage of demand requirements for the various products by leveraging its expenditures on production retooling costs. By manufacturing technical products using many of the same machines that weave airbag fabric, the Company is able to more effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

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

      The Company sells its fabric in North America either directly to a module integrator or, in some cases, to a fabricator (such as the Company's own operations), which sells a sewn airbag to the module integrator. In some cases, particularly when the cushion requires lower air permeability to facilitate more rapid or prolonged inflation, and to eliminate particulate burn-through caused by hot inflators, the fabric must be coated before fabrication into airbags. The Company also sells fabric to coating companies, which then resell the coated fabric to either an airbag cushion fabricator (including the Company) or module integrator. Sales are either made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts generally having durations of up to twelve months.

      The  Company has  contractual  relationships  with  several  large  module integrators, the most significant being Autoliv, Takata and TRW, listed in alphabetical order. The Company supplies airbag cushions and/or airbag fabric to each of these customers based upon releases from formal purchase orders, which typically cover periods of up to twelve months and are subject to periodic negotiation with respect to price and quantity. The loss of any of its largest customers could have a material adverse effect on the Company. See Note 2 of the Consolidated Financial Statements for further information regarding the Company's customers.

Suppliers

      The Company's principal customers generally require that they approve all suppliers of major airbag components or airbag fabric raw materials, as the case may be. These suppliers are approved after undergoing a rigorous qualification process on their products and manufacturing capabilities. In many cases, only one approved source of supply exists for certain airbag components. In the event that a sole source supplier experiences prolonged delays in product shipments or no longer qualifies as a supplier, the Company would work together with its customers to identify another qualified source of supply. Although alternative sources of supply generally exist, a prolonged delay in securing an alternative supply or in obtaining the approval by the Company's customers of any such alternative sources of supply could adversely affect the Company's operating results.

      The raw materials for the Company's fabric operations largely consist of synthetic yarns provided by Invista, Pharr Yarns, DuPont, Polymide High Performance ("PHP"), and Unifi, among others. The primary yarns include nylon, polyester and Nomex. Invista and PHP are the leading suppliers of airbag fabric yarn to both the market and the Company. Invista supplies a majority of the nylon yarn used in the Company's airbag fabric operations pursuant to purchase orders or releases on open purchase orders. The loss of Invista as a supplier could have a material adverse effect on the Company.

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

Capacity

      The Company manufactured and shipped over 28.8 million airbag cushions and related components to the Company's North American and European customers during the fiscal year ended December 31, 2004. The Company believes it has adequate capacity to manufacture for the anticipated customer requirements of its 2005 fiscal year.

      The Company's South Carolina facility produced approximately 18.5 million yards of fabric in the fiscal year ended December 31, 2004. The Company believes it has adequate capacity to manufacture for the anticipated customer requirements of fiscal 2005. The Company utilizes weaving machines that are versatile in their ability to produce a broad array of air restraint and specialty technical fabrics for use in a large number of applications. The ability to interchange the machines between air restraint fabric and other specialty technical fabrics allows the Company to leverage its utilization of plant assets.

Competition

      The Company competes with several independent suppliers of airbag cushions in the United States and Europe for sales to airbag module integrators. The Company also competes with plants owned by its airbag module integrator customers, which produce a substantial portion of airbag cushions for their own consumption, although they do not generally manufacture the same airbag cushions for the same vehicle models for which the Company manufactures. Most airbag module integrators subcontract a portion of their requirements for airbag cushions. The Company believes that it has good working relationships with its customers due to its high volume and low-cost manufacturing capabilities and consistency of quality products and service.

      The Company shares the North American airbag fabric market primarily with Milliken, Takata-Highland, Mastex, Key Safety and Autoliv. Takata-Highland, Key Safety and Autoliv, all airbag module integrators, produce a portion or all of their airbag fabric for use in their own airbag cushions.

      The automotive airbag cushion, airbag fabric and airbag module markets are highly competitive. Some of the Company's current and potential competitors have greater financial and other resources than the Company. The Company competes primarily on the basis of its price, product quality, reliability, flexibility and capability to produce a wide range of models of passenger and driver airbag cushions and side impact airbag curtains and cushions. In addition, the Company's weaving plant in South Carolina has provided it with some measure of vertical integration, enhancing its ability to compete in the automotive airbag industry. Increased competition, as well as price reductions of airbag systems, could adversely affect the Company's revenues and profitability.

Technical Centers

      The Company has technical centers in Greenville, South Carolina; Ensenada, Mexico; and Hildesheim, Germany. The center in Hildesheim, Germany has the ability to conduct static and dynamic deployment testing and analysis using high-speed video equipment and includes pendulum-testing capability, a sample shop with manual and CNC sewing equipment, a production-style laser cutter, volumetric measurement and analysis equipment, textile welding and other non-sewn fastening equipment. The center also has a materials laboratory, and can access the services of laboratory and textile personnel at the Company's facility in Greenville, South Carolina. In North America, the module integrators customarily perform the majority of advanced cushion testing; therefore, the Company has not seen a need for an advanced technical center for cushions in North America. However, all necessary validation testing and process development testing is performed in Ensenada, Mexico. The Ensenada, Mexico technical center consists of a testing laboratory and a dedicated prototype cell, complete with a separate staff and equipment.

      Through its textile laboratory located in Greenville, South Carolina, the Company has the ability to test and analyze a wide range of fabrics (airbag or other) under internationally accepted testing standards, including US-ASTM, Europe-DIN and ISO, Asian-JIS and Underwriters NFPA. The laboratory is A2LA accredited (ISO 17025) and certified with ISO/TS 16949 - the most important certifications for the industry. All validation testing and analytical testing of fabric is performed at this laboratory. Additionally, the Greenville facility has prototype-manufacturing capabilities.

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

      The Company maintains extensive quality control and quality assurance systems in its North American and European automotive facilities, including inspection and testing of all products, and is TS 16949, ISO 9001 and/or ISO 9002 certified. The more stringent TS 16949 replaces the Company's previous QS 9000 certification. The Company is currently in the process of certification for TS 16949 for the South Africa Joint Venture and the China Joint Venture, expecting completion by December 2005 and July 2006, respectively. The Company also performs process capability studies and design of experiments to determine that the manufacturing processes meet or exceed the quality levels required by each customer.

      The fabric operation's laboratories have ISO 17025 and A2LA, as well as UL, accreditation. The Company's fabric operation is also certified under the environmental and energy quality system ISO 14001. The Company was the first airbag fabric manufacturer to have its entire business (not just its manufacturing facility) certified under QS 9000.

Governmental Regulations

      The Company's operations are subject to various product safety, environmental, employee safety and wage and transportation related statutes and regulations. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

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

Discontinued Operations

      On December 23, 2002, the Company completed the disposal of all operations that it had classified as "discontinued operations". The Company's discontinued operations supplied projectiles and other metal components for medium caliber training and tactical ammunition used by the United States Armed Forces. The metal components manufactured by the Company were shipped to a loading facility, operated either by the United States government or a prime defense contractor, which loaded the explosives, assembled the rounds and packaged the ammunition for use. Additionally, the Company's discontinued operations manufactured small quantities of metal airbag module components for the automotive airbag industry. Net sales of metal and defense related products were $0 for both the fiscal year ended December 31, 2004 and the nine month period from March 30, 2003 to December 31, 2003 and were approximately $5.4 million in the fiscal year ended March 29, 2003 for the discontinued operations. See Note 3 to the Consolidated Financial Statements for more information.

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

      Certain of the Company's operations generate net sales and incur expenses in foreign currencies. The Company's financial results from international operations may be affected by fluctuations in currency exchange rates. Future fluctuations in certain currency exchange rates could adversely affect the Company's financial results. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the fiscal year ended December 31, 2004 has resulted in the recognition of other income of approximately $677,000. However, it is unknown what the effect of foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. In certain situations, the Company utilizes derivative financial instruments designated as cash flow hedges to reduce exposures to volatility of foreign currencies impacting the operation of its business. See Note 12 to the Consolidated Financial Statements for information regarding derivatives and hedging.

      See Note 8 to the Consolidated Financial Statements for additional financial information by geographic area.

Employees

      At December 31, 2004, the Company employed approximately 2,800 employees. The Company's hourly employees in Mexico, Czech Republic and South Africa are entitled to a federally regulated minimum wage, which is adjusted annually. The Company's employees at its Mexican facility are unionized. In addition, Automotive Safety Components International GmbH & Co. KG, the Company's wholly owned German subsidiary, has a workers' council pursuant to German statutory labor law. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

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

      An undiscounted reserve of $277,000 has been included in "other long-term liabilities" on the accompanying consolidated balance sheets for estimated future environmental expenditures related to the Company's facility in Greenville, South Carolina (the "Greenville facility") for conditions existing prior to the Company's ownership of the facility. Such reserve was established at the time the Company acquired the facility, and the amount was determined by reference to the results of a Phase II study performed at the Greenville facility. In addition, the Greenville facility has been identified along with numerous other parties as a Potentially Responsible Party ("PRP") at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

      The Company has received a General Notice of Potential Liability letter from the U.S. Environmental Protection Agency ("EPA"), dated November 22, 2004, addressed to Valentec Wells, LLC, an inactive subsidiary ("Valentec Wells") of the Company, regarding the RRGClayton Chemical Site (the "Site"). The EPA Notice states that the agency has received information indicating that Valentec Wells is a PRP for the Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act. The EPA letter indicates that Valentec Wells is one of 73 PRPs that were selected to receive this Notice as the alleged largest contributors of waste to the Site. The EPA Notice invited Valentec Wells to attend PRP meetings in early December 2004 and to respond indicating the company's willingness to perform or finance remedial response activities at the Site. In subsequent communications, EPA has alleged that Valentec Wells may be connected to the Site through another corporation. The Company has requested that EPA provide any information in its possession related to the alleged successor relationship between Valentec Wells and the other company. As of the date of this Annual Report on Form 10-K, no information has been provided by the EPA and the Company's inquiry into this matter has not confirmed any corporate relationship between Valentec Wells and the other company, nor has it revealed any information to indicate that Valentec Wells ever sent wastes to the Site. The Company will continue to review this matter. At this time, the Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued are expected to be required for the Company's environmental control efforts and the final outcomes of these matters are not expected to have a material adverse effect on the Company's financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of independent consultants on environmental matters.

Intellectual Property

      The Company holds thirty-five patents and approval for five additional patents are pending. All patents relate to technical improvements for enhancement of product performance with respect to the Company's airbag, fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire between the years 2011 and 2021.

Engineering, Research & Development

      The Company's fabric and airbag cushions operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company designs and engineers its fabrics to meet its customers' specific applications and needs. While the component manufacturer originates most design requirements, the Company remains dedicated to improving the quality of existing products, as well as developing new products for all applications. Costs associated with design and development for fabric and airbag cushions were approximately $1.5 million, $1.2 million and $1.2 million in the year ended December 31, 2004, the nine month period from March 30, 2003 to December 31, 2003 and the year ended March 29, 2003, respectively.

ITEM 2. PROPERTIES

      The Company's corporate headquarters are located in Greenville, South Carolina in a facility owned by the Company, adjacent to its Safety Components Fabric Technologies, Inc. ("SCFTI") manufacturing facility. The Company owns or leases five facilities in which it manufactures airbag and technical fabrics related products, with total plant area of approximately 1.2 million square feet (including administrative, warehouse, engineering and research and development areas housed at Company locations). Below is an overview of the Company's properties at its airbag and technical fabrics related products facilities as of December 31, 2004.

                                                                      Floor Area   Owned/      Lease
                     Location                                          (Sq. Ft.)   Leased    Expiration
                     --------                                          ---------   ------    ----------
   Ensenada, Mexico (airbag cushions)                                    97,000    Leased        2005 (1)
   Ensenada, Mexico (airbag cushions)                                    43,000    Leased        2007 (1)(2)(6)
   Greenville, South Carolina (airbag and technical fabrics)            826,000     Owned         N/A (1)(3)(6)
   Hildesheim, Germany (airbag cushions)                                 70,000     Owned         N/A (1)(6)
   Jevicko, Czech Republic (airbag cushions)                            100,000     Owned         N/A (4)
   Otay Mesa, California (airbag cushions)                               16,000    Leased        2006 (5)(6)
   Newport, Wales (European sales offices)                                  500    Leased             (7)(6)

---------

(1)   Manufacturing, research and development and office space

(2)   Lease also provides for five-year renewal option

(3)   Location of corporate offices

(4)   Manufacturing and office space

(5)   Finished goods distribution center and office space

(6)   Location of marketing and sales offices

(7)   Facility is leased on a month-to-month basis

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

      By letter dated November 2, 2004, a division employee, at the time a controller for the Company's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Neither the internal investigation conducted by management nor the ensuing external investigation led by the Audit Committee following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, the Company terminated the employee on December 15, 2004. By letter dated December 15, 2004, the employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, the Company was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that the Company violated the Act, and that the employee has 30 days from his receipt of such notification to request a hearing before an Administrative Law Judge. As of the date of this Annual Report on Form 10-K, the employee has not yet sought such a hearing to the Company's knowledge.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Pursuant to the Plan discussed in Item 1, the claims of the holders of the Notes were converted into the right to receive 4,840,774 shares of the Company's common stock on the Emergence Date (4,816,574 shares to the holders of the Notes and 24,200 shares to the financial advisors of the holders of the Notes). The pre-bankruptcy common stock, excluding stock held by Robert A. Zummo, the Company's former Chairman and Chief Executive Officer, was converted into 159,226 shares of the Company's post-bankruptcy common stock, including 39,619 shares of treasury stock (for an aggregate of 5,000,000 shares issued and 4,960,381 shares outstanding post-bankruptcy) and warrants to acquire an additional 681,818 shares of such common stock on the Emergence Date (such warrants expired on April 10, 2003). All other options and warrants were cancelled on the Emergence Date.

      The Company's common stock is not listed on any exchange, but rather trades on the Over-The-Counter Bulletin Board. The following table sets forth the range of high and low prices for reported bids of the common stock during the twelve and nine month periods ended December 31, 2004 and December 31, 2003, respectively (the Company's two most recent fiscal years). The prices quoted for the Over-The-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                           High          Low
                                                           ----          ---
Period from March 30, 2003 to December 31, 2003
         First Quarter                                   $   7.50     $  5.75
         Second Quarter                                     11.00        7.50
         Third Quarter                                      14.00       10.05

Year Ended December 31, 2004
         First Quarter                                   $  17.00     $ 12.00
         Second Quarter                                     13.50       12.00
         Third Quarter                                      13.40       12.75
         Fourth Quarter                                     14.00       12.75

      As of March 1, 2005, there were approximately 158 holders of record of the Company's common stock. The warrants to acquire 681,818 shares of common stock issued by the Company, pursuant to the Plan, on the Emergence Date, expired as of April 10, 2003.

      To date, the Company has not paid any cash dividends to its stockholders and does not currently have plans to do so in the future. Further, the Congress Facilities (as defined below) restrict the Company's ability to pay dividends. See the discussion of the Congress Facilities under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below. During the three months ended December 31, 2004 the Company did not repurchase any equity securities that were registered by the Company pursuant to Section 12 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal periods indicated. The selected historical financial data for the fiscal year ended December 31, 2004, the nine month period from March 30, 2003 to December 31, 2003, the fiscal years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001, and the period from March 26, 2000 to October 10, 2000 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the non-core businesses (metal and defense) as discussed in Note 3 to the Consolidated Financial Statements of the Company. The Consolidated Financial Statements for the fiscal year ended December 31, 2004, the nine month period from March 30, 2003 to December 31, 2003, fiscal years ended March 29, 2003 and March 30, 2002 and the period from October 11, 2000 to March 31, 2001 reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start accounting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As a result of the implementation of fresh start accounting, certain of the selected financial data for the fiscal year ended December 31, 2004, the period from March 30, 2003 to December 31, 2003, fiscal years ended March 29, 2003 and March 30, 2002 and for the period from October 11, 2000 to March 31, 2001 is not comparable to the selected financial data of prior periods. See Note 1 to the Consolidated Financial Statements of the Company for further discussion of the effects of fresh start accounting on the Company's Consolidated Financial Statements. As a result of differences in comparability, selected financial data for the "Reorganized Company" have been separately identified from that of the "Predecessor Company." The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto, included elsewhere in this report.

                                                    --------------------------------------------------------------------------------
In thousands, except per share data and footnotes                                                                      | Predecessor
(see Notes to Selected Financial Data)                                    Reorganized Company                          |   Company
                                                    --------------------------------------------------------------------------------
                                                    Fiscal Year  Period from    Fiscal Year  Fiscal Year   Period from | Period from
                                                       Ended      3/30/03 to       Ended         Ended     10/11/00 to |  3/26/00 to
                                                      12/31/04     12/31/03       3/29/03       3/30/02       3/31/01  |   10/10/00
                                                    (12 Months)   (9 Months)    (12 Months)   (12 Months)   (6 Months) |  (6 Months)
                                                    -------------------------------------------------------------------------------
INCOME STATEMENT DATA (1):                                                                                             |
Net sales (2)                                        $ 247,883     $ 183,666     $ 244,338     $ 203,323     $ 92,052  |  $ 109,139
Cost of sales, including depreciation                  211,137       157,568       214,318       176,817       79,337  |     93,307
                                                    -------------------------------------------------------------------------------
Gross profit                                            36,746        26,098        30,020        26,506       12,715  |     15,832
Selling, general and administrative                                                                                    |
  expenses                                              19,594        12,671        14,475        11,595        5,235  |      5,941
Research and development expenses                        1,540         1,225         1,242           899          335  |        353
Compensation expense associated                                                                                        |
  with change of control (3)                                --         2,797            --            --           --  |         --
Amortization of intangible assets (4)                      153           106           124           900          448  |        675
                                                    -------------------------------------------------------------------------------
Operating income                                        15,459         9,299        14,179        13,112        6,697  |      8,863
Other (income) expense, net                             (1,467)       (2,275)       (3,446)       (1,034)        (327) |        828
Interest expense (5)                                       946         1,664         3,616         4,143        2,561  |      3,883
                                                    -------------------------------------------------------------------------------
Income from continuing operations                                                                                      |
  before reorganization items, income                                                                                  |
  taxes and minority interest                           15,980         9,910        14,009        10,003        4,463  |      4,152
Reorganization items (6)                                    --            --            --            --           --  |     41,740
                                                    -------------------------------------------------------------------------------
Income (loss) from continuing                                                                                          |
  operations before income taxes                                                                                       |
  and minority interest                                 15,980         9,910        14,009        10,003        4,463  |    (37,588)
Income tax provision (benefit)                           5,771         3,808         6,120         3,397        1,769  |    (17,511)
Minority interest in loss of                                                                                           |
  consolidated subsidiary (7)                              (39)           --            --            --           --  |         --
                                                    -------------------------------------------------------------------------------
Income (loss) from continuing operations                10,248         6,102         7,889         6,606        2,694  |    (20,077)
Discontinued operations, net of taxes:                                                                                 |
 Loss from discontinued operations                          --            --            --            --           --  |      1,440
 Loss (gain) on disposition of                                                                                         |
   discontinued operations (8)                              --            --         2,023         2,517        1,444  |       (214)
Extraordinary gain, net of taxes (9)                        --            --            --            --           --  |     29,370
Cumulative effect of change in accounting                                                                              |
  method (10)                                               --            --       (14,651)           --           --  |         --
                                                    -------------------------------------------------------------------------------
Net income (loss)                                    $  10,248     $   6,102     $  (8,785)    $   4,089     $  1,250  |  $   8,067
                                                    ===============================================================================

PER SHARE DATA, BASIC (11):
Income from continuing operations                    $    1.97     $    1.23     $    1.59     $    1.33     $   0.54
Loss from discontinued operations                           --            --         (0.41)        (0.51)       (0.29)
Cumulative effect of change in accounting
  method                                                    --            --         (2.95)          --            --
                                                     ----------------------------------------------------------------
Net income (loss) per common share                   $    1.97     $    1.23     $   (1.77)    $    0.82    $    0.25
                                                     ================================================================
PER SHARE DATA, DILUTED (11):
Income from continuing operations                    $    1.94     $    1.19     $    1.59     $    1.33    $    0.54
Loss from discontinued operations                           --            --         (0.41)        (0.51)       (0.29)
Cumulative effect of change in accounting
  method                                                    --            --         (2.95)          --            --
                                                     ----------------------------------------------------------------
Net income (loss) per common share                   $    1.94     $    1.19     $   (1.77)    $    0.82    $    0.25
                                                     ================================================================
Weighted average number of shares outstanding,
  basic                                                  5,206         4,973         4,960         4,960        4,960
                                                     ================================================================
Weighted average number of shares outstanding,
  diluted                                                5,294         5,119         4,960         4,960        4,960
                                                     ================================================================

BALANCE SHEET DATA:                                                           Reorganized Company
                                                      12/31/04      12/31/03       3/29/03       3/30/02      3/31/01
                                                     ----------------------------------------------------------------
Working capital (12)                                  $ 37,429      $ 26,653       $ 8,016       $ 3,711     $ 27,079
Total assets                                           127,526       123,326       134,064       125,271      130,683
Long term debt, net of current maturities (12)           3,729        11,817         7,363        12,182       43,541
Stockholders' equity                                    80,524        64,029        51,913        55,838       51,943

Notes to Selected Financial Data:

(1) The Company did not declare dividends during any of the periods or fiscal years presented.

(2) The growth in net sales between fiscal years 2002 and 2003 is attributable in part to the Woodville acquisition on November 2, 2001.

(3) During the nine months ended December 31, 2003, Zapata Corporation acquired shares of the Company's common stock that at the time of such acquisition represented approximately 83.9% of the outstanding shares of the Company's common stock, resulting in the Change of Control described above in "The Company - Change of Control" in Item 1. The Change of Control triggered certain provisions of the Company's Stock Option Plan, including immediate vesting of all options and an automatic change in the exercise price of a portion of the options. This change in exercise price constituted a modification of the Stock Option Plan and the Company was required to recognize a one-time, non-recurring non-cash compensation cost of $1.4 million for the modified options. Additionally, the employment agreements of certain key executives included a provision for a one-time, non-recurring bonus payable in the event of a change of control. The aggregate bonus, payable following the Change of Control, was $1.4 million.

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

(6) During the period from March 26, 2000 to October 10, 2000, the impact of adjusting assets and liabilities to fair value in accordance with SOP 90-7 resulted in a net charge of approximately $34.0 million. Professional fees and expenses of $3.7 million included in Reorganization Items for the period represent fees and expenses associated with the Company's financial restructuring and Chapter 11 bankruptcy proceeding. The revaluation of the Notes totaled $2.9 million, representing the write-off of related deferred financing costs. Also included in this amount is $1.1 million of restructuring charges that consist primarily of a charge for future severance payments to the Company's former Chairman and Chief Executive Officer.

(7) On November 30, 2004, the Company announced that it had signed an agreement to form the South Africa Joint Venture for the production in South Africa of automotive airbag cushions, utilizing the fabrics produced by its joint venture partner. As of December 31, 2004, the South Africa Joint Venture had not begun commercial production. Minority interest represents the amount of loss attributable to the Company's unaffiliated joint venture partner.

(8) On December 23, 2002, the Company completed the disposal of all operations that it had classified as "discontinued operations". Net Sales of metal and defense related products were approximately $0, $0, $5.4 million, $10.5 million, 8.4 million and 12.2 million in the year ended December 31, 2004, the period from March 30, 2003 to December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, the period from October 11, 2000 to March 31, 2001, and the period from March 26, 2000 to October 10, 2000, respectively, for the discontinued operations.

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

(12) The decrease in working capital and long-term debt, net of current portion, at March 29, 2003 and March 30, 2002 was principally due to the classification of the Congress Facility (as defined below) and/or a subordinated secured note, each due October 2003, with an outstanding balance of $28.5 and $18.9 million at March 29, 2003 and March 30, 2002, respectively, as a current liability at March 29, 2003 and March 30, 2002, respectively. The Company refinanced the Congress Facility and repaid the subordinated secured note prior to their maturity in October 2003. See
      Note 5 to the Consolidated Financial Statements.

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

      The Company's operations in Mexico, Germany, the United Kingdom, the Czech Republic, China and South Africa expose the Company to currency exchange rate risks associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. In the fiscal year ended December 31, 2004, the nine month period from March 30, 2003 to December 31, 2003 and the year ended March 29, 2003, the impact of changes in the relationship of other currencies to the U.S. dollar resulted in the recognition of other income of approximately

$677,000, $2.0 million and $3.5 million, respectively. It is unknown what effect foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

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

Outlook

      As the automotive airbag industry has evolved, module integrators have outsourced varying portions of non-proprietary components, such as cushions, to companies such as the Company specializing in the production of individual components. The Company believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. The Company also believes that a majority of the module integrators purchase fabric from airbag fabric producers such as the Company. Like the automotive supply industry generally, the Company continues to experience significant competitive pressure. For example, the Company supplies airbag cushions and/or airbag fabric to its three most significant customers based upon releases from formal purchase orders, which are subject to periodic negotiation with respect to price and quantity.
Additionally, the ability of the Company to pass along raw material price increases will be imperative for it to maintain its levels of profitability. The Company expects that it will continue to experience competitive pricing pressures and although it believes that it has good working relationships with its customers due to its manufacturing capabilities, quality products and service, it cannot give assurances that purchases by its module integrator customers will continue at their current levels.

      On November 30, 2004, the Company announced that it had signed an agreement to form the South Africa Joint Venture with Gelvenor. The Company anticipates that the South Africa Joint Venture, which has not yet commenced commercial production, will produce automotive airbag cushions in South Africa utilizing the fabrics produced by Gelvenor. The initial production will be intended to satisfy the South African domestic market, with additional production capacity available to support the Company's growing worldwide customer base by the end of 2005. The Company owns 75% of the entity formed to conduct the operations of the South Africa Joint Venture.

      On January 4, 2005, the Company announced it had signed an agreement to form the China Joint Venture with Kingsway International Limited, an entity associated with Huamao. The Company anticipates that the China Joint Venture, which has not yet commenced commercial production, will produce automotive airbag cushions in China utilizing the fabrics produced by Huamao. Pursuant to a technology transfer and joint venture agreement, the Company will provide technical assistance to its partner in the development of airbag fabrics. Production is intended to satisfy the Chinese domestic market. The Company owns 65% of the entity formed to conduct the operations of the China Joint Venture.

Results of Operations

      Following the Change of Control, the Company's Audit Committee and Board of Directors determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31 to coincide with Zapata's year end. This change was effective as of the quarter ended December 31, 2003. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. To enhance comparability, the following table summarizes operating results of the Company for the years ended December 31, 2004 and December 31, 2003 (unaudited) and the nine month periods from March 30, 2003 to December 31, 2003 and from March 31, 2002 to December 28, 2002 (unaudited) (in thousands):

                                                       ---------------------------------------------------------------
                                                                         Period from                      Period from
                                                       Period from       12/29/02 to     Period from       3/31/02 to
                                                        1/1/04 to          12/31/03       3/30/03 to        12/28/02
                                                         12/31/04        (12 months)       12/31/03        (9 Months)
                                                       (12 months)       (unaudited)      (9 Months)       (unaudited)
                                                       ---------------------------------------------------------------
Net sales                                               $ 247,883         $ 247,142       $ 183,666         $ 180,863
Gross profit                                               36,746            34,750          26,098            21,369
Income from operations                                     15,459            13,825           9,299             9,484
Other income, net                                          (1,467)           (3,024)         (2,275)           (2,822)
Interest expense                                              946             2,515           1,664             2,772
Income tax provision                                        5,771             5,472           3,808             4,456
Loss on discontinued operations, net of taxes                  --               660              --             1,363
Cumulative effect of change in method of accounting            --                --              --           (14,651)
Net income (loss)                                          10,248             8,202           6,102           (10,886)

      The following table sets forth certain operating results as a percentage of net sales for the periods indicated:

                                   ---------------------------------------------------------------------
                                                       Period from                           Period from
                                   Period from         12/29/02 to         Period from        3/31/02 to
                                    1/1/04 to            12/31/03          3/30/03 to          12/28/02
                                     12/31/04          (12 months)          12/31/03          (9 Months)
                                   (12 months)         (unaudited)         (9 Months)        (unaudited)
                                   ---------------------------------------------------------------------
Net sales                            100.0%               100.0%             100.0%             100.0%
Gross profit                          14.8                 14.1               14.2               11.8
Income from operations                 6.2                  5.6                5.1               5.2
Interest expense                       0.4                  1.0                0.9               1.5
Income tax provision                   2.3                  2.2                2.1               2.5
Net income (loss)                      4.1                  3.3                3.3              (6.0)

      During the second quarter of 2004, one of the Company's largest raw materials suppliers implemented a price increase of approximately 11% on raw material yarn purchased for the Company's North America airbag fabric weaving facility. Management has estimated the impact on the cost of raw material purchases to be approximately $1.4 million for the year ended December 31, 2004. The Company has not, as yet, been successful in passing along most of this increase to its airbag cushion customers in North America and continues in its efforts to do so, although no assurances can be given in the Company maintaining such price levels.

      During the third quarter of 2004, the Audit Committee of the Company's Board of Directors, with the assistance of special outside counsel and a forensic accounting firm, completed an investigation begun in July 2004 after notification by management, based upon issues raised by an employee who claimed improprieties in the Company's operations in Mexico and California. The investigation of the issues raised did not substantiate any of the concerns. Expenses related to this matter approximated $1 million for the twelve months ended December 31, 2004 and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003 (Unaudited)

      Net Sales. Net sales increased $700,000, or 0.3%, to $247.9 million for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. North American operations' net sales decreased $8.4 million or 6.9% compared to the prior period, with the decrease principally due to decreased demand in the North American automotive market. Net sales for European operations increased $9.1 million or 7.4% compared to the prior period. The increase in European net sales is due principally to the effect of changes in foreign currency exchange rates that increased sales as expressed in U.S. dollars by approximately $12.5 million over the amount that would have been reported based on exchange rates in effect in the twelve months ended December 31, 2003. The favorable effect of exchange rates was offset by a reduction in volume of approximately $3.3 million due to decreased demand in the European automotive market.

      Gross Profit. Gross profit increased $2.0 million, or 5.7%, to $36.7 million for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. Gross profit as a percentage of net sales increased to 14.8% for the twelve months ended December 31, 2004 from 14.1% for the twelve months ended December 31, 2003. The European operations experienced an improvement of $4.7 million or 39.8% due to improvements in operating efficiencies and cost savings resulting from, among other things, the Company's closure of the Company's United Kingdom facility and transfer of production lines to lower labor cost areas within Europe in the prior year, as well as the favorable effect of exchange rates of approximately $1.3 million, net of one-time lease termination costs of approximately $400,000 associated with the closure of the Company's United Kingdom facility. The closure of the United Kingdom facility contributed approximately $1.7 million to increased gross profit compared to the prior year. Gross profit for North American operations decreased approximately $2.7 million or 12.0% due primarily to price increases on raw material of approximately $1.4 million and the sales decline noted above.

      Income from Operations. Income from operations increased $1.6 million, or 11.8%, to $15.5 million for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. Income from operations as a percentage of net sales increased to 6.2% for the twelve months ended December 31, 2004 from 5.6% in the prior period. During the prior twelve months ended December 31, 2003, the Company recognized a charge of $2.8 million associated with the Company's Change of Control. The increase in income from operations is attributable to the increase in gross profit discussed above, savings of $1.2 million associated with the closure of the Company's United Kingdom facility and the effect of the prior year's charge, offset by the following costs included in selling, general and administrative expenses: approximately $300,000 in one-time charges associated with the closure of the Company's United Kingdom manufacturing facility which includes redundancy charges and moving expenses; costs approximating $2.4 million in legal, professional and consulting expenses regarding company financing, Sarbanes-Oxley related and other compliance activities, including the investigation previously discussed; approximately $566,000 in expense from the increased liability associated with recognized gains on its deferred compensation plan assets; approximately $440,000 in increased wage and employee benefits costs; and approximately $600,000 in costs for implementation of new information systems. With the possible exception of employee benefit and information systems costs, the above items are not expected to continue at the current rate of expense for subsequent years.

      Other Income, net. The Company recognized other income, net of $1.5 million for the twelve months ended December 31, 2004, as compared to other income, net of $3.0 million for the twelve months ended December 31, 2003. Other income, net is realized primarily from net foreign transaction gains resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction gains of approximately $677,000 for the twelve months ended December 31, 2004, compared to net foreign transaction gains of $2.5 million during the comparable period in the prior period. Additionally, the Company recognized unrealized gains on its deferred compensation plan assets of approximately $566,000. The foreign transaction gains for the twelve months ended December 31, 2004 resulted from favorable changes in foreign currency exchange rates of approximately 10.7% in the December 31, 2004 exchange rates as compared to those at December 31, 2003.

      Interest expense. Interest expense decreased $1.6 million, or 64.6%, to $946,000 for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. The decrease is attributable both to a decrease in average interest rates from 5.4% to 4.0% and a decrease in average outstanding debt from $29.1 million to $11.5 million for the current period as compared to the prior period.

      Provision for Income Taxes. The provision for income taxes increased $299,000 for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 due in part from an increase of $1.6 million in pre-tax income compared to the prior year. The Company's effective tax rates for the twelve months ended December 31, 2004 and December 31, 2003 were 36.0% and 38.2%, respectively. The lower effective tax rate for the year ended December 31, 2004 is a result of the payment of deductible foreign taxes in that year.

      Discontinued Operations. No impacts from discontinued operations were recorded during the twelve month period ended December 31, 2004 as the Company had sold all remaining discontinued operations before December 28, 2002. Loss on disposition of discontinued operations was $660,000 for the twelve months ended December 31, 2003. The loss was principally due to the sale of Galion on
December 23, 2002 and included the recognition of a tax provision of approximately $660,000 related to an adjustment of the deferred tax liabilities of the discontinued operations.

      Net Income. The Company's net income was $10.2 million for the twelve months ended December 31, 2004, compared to net income of $8.2 million for the twelve months ended December 31, 2003. Earnings in the current and prior periods were a result of the items discussed above.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 28, 2002 (Unaudited)

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

      Other Income, net. The Company recognized other income, net of $2.3 million for the nine months ended December 31, 2003, as compared to other income, net of $2.8 million for the nine months ended December 28, 2002. Other income, net is realized primarily from net foreign transaction gains resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction gains of $2.0 million for the nine months ended December 31, 2003, compared to net foreign transaction gains of $800,000 during the comparable period in the prior period. The foreign transaction gains resulted from favorable changes in foreign currency exchange rates of approximately 15.3% in the December 31, 2003 exchange rates as compared to those at December 28, 2002.

      Interest expense. Interest expense decreased $1.1 million, or 39.9%, to $1.7 million for the nine months ended December 31, 2003 compared to the nine months ended December 28, 2002. The decrease is attributable both to a decrease in average interest rates from 5.8% to 5.4% and a decrease in average outstanding debt from $44.6 million to $26.8 million for the current period as compared to the prior period.

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

Seasonality and Inflation

      The automotive operations are subject to the seasonal characteristics of the automotive industry in which there are generally seasonal plant shutdowns in the third and fourth quarters of each calendar year. Excluding the impact of the increase in raw material cost noted above, the Company does not believe that its operations to date have been materially affected by inflation.

Liquidity and Capital Resources

      It  is  expected  that  the  Company's   equipment  and  working   capital
requirements will continue to increase in order to sustain its growth of operations. The Company expects to fund its liquidity requirements through a combination of cash flows from operations, equipment financing and the use of the Company's line of credit.

Cash Flows

      Net cash provided by operating activities was approximately $13.4 million for the twelve months ended December 31, 2004. The cash provided by operating activities resulted principally from income from operations combined with non-cash additions of depreciation offset by increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable is due primarily to a change in payment terms with a significant customer in return for foregoing early payment discounts, and the decrease in accounts payable resulted from a change in payment terms with a significant supplier in return for prompt payment discounts and payments of trade balances with certain significant suppliers. The Company is not currently aware of other factors that will result in a change in its current terms with customers and suppliers. The decrease from 2003 to 2004 in cash provided by operating activities is primarily a result of the increases in the Company's asset balances in 2004, whereas in 2003 there were decreases in asset balances.

      Net cash used in continuing operations for investing activities was $6.5 million for the twelve months ended December 31, 2004. Capital expenditures in 2004 and 2003 were necessitated primarily by new programs awarded by the Company's customers. The Company expects to incur capital expenditures of approximately $12.0 million in 2005 to support new programs from the Company's customers and to invest in new technology and its joint venture operations.

      Net cash used in continuing operations for financing activities in the twelve month period ended December 31, 2004 was $8.8 million due principally to net repayments on the Congress Facilities and payments on various other debt and long-term obligations of $10.1 million offset in part by proceeds from the exercise of the Company's stock options of $1.3 million.

      The activities discussed above in conjunction with the favorable effects of foreign exchange rates of $1.8 million, resulted in a net decrease in cash and cash equivalents of approximately $192,000 in the year ended December 31, 2004.

Credit Facilities

      The Company has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). The Company has an aggregate $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Congress Revolver at December 31, 2004 was $105,000. The Congress Revolver also includes a $5.0 million letter of credit facility, which was unutilized at December 31, 2004.

      In addition, the Company has a term facility with Congress (the "Congress Term A loan") under which $2.0 million was outstanding as of December 31, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and the Congress Term A loan, the Company also has an additional term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and under which $3.5 million was available as of December 31, 2004. At December 31, 2004, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $38.4 million.

      The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At December 31, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

      The Congress Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At December 31, 2004, the Company was in compliance with all financial covenants. At December 31, 2004, the Company was also in compliance with all non-financial covenants other than a covenant requiring the Company to dissolve certain inactive subsidiaries. The non-compliance under this covenant was waived by Congress. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facilities.

      In July 2004, the Company and Congress entered into an amendment to the Congress Facilities which, among other things, allows the Company to include its Romanian subsidiary and entities formed in connection with the China Joint Venture within the group of affiliates to which the Company is permitted to make loans up to an aggregate specified amount. In October 2004, the Company and Congress entered into an amendment and consent to the Congress Facilities pursuant to which Congress consented to certain actions by the Company, and the Company and Congress agreed to certain amendments to the Congress Facilities, in each case in order to permit the Company to enter into the South Africa Joint Venture. This amendment also, among other things, allows the Company to include the entity formed to conduct this joint venture within the group of affiliates to which the Company is permitted to make loans up to an aggregate specified amount.

Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage note facility dated June 4, 1997. This amendment extended the mortgage facility for five years, established an interest rate of 1.7% over EURIBOR (EURIBOR was 2.42% at December 31, 2004), requires monthly payments of approximately $89,000 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this facility. At December 31, 2004, approximately $2.6 million was outstanding under the HVB facility.

      On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (LIBOR was 2.42% at December 31, 2004), requires monthly payments of approximately $150,000 and is secured by certain equipment located at the Company's Greenville, South Carolina facility. At December 31, 2004, approximately $1.0 million was outstanding under the KeyCorp facility.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at December 31, 2004.

                                               Payments due by Period (in thousands)
                                   ------------------------------------------------------------
                                               Less than      1 - 3        3 - 5      More than
Contractual obligations             Total        1 year       years        years       5 years
                                   ------------------------------------------------------------
    Long term debt                 $ 6,268      $ 2,870      $ 3,398           --           --
    Capital lease obligations        1,244          561          683           --           --
    Operating leases                 1,340          660          609           64            7
                                   -----------------------------------------------------------

            Total                  $ 8,852      $ 4,091      $ 4,690      $    64      $     7
                                   ===========================================================

The amounts of contractual obligations set forth above include an assumed annual interest rate of 5% for long term debt and an assumed range of interest rates of between 6% and 8.5% for capital lease obligations.

      Additionally, the Company has material commitments for funding of the South Africa Joint Venture through the combination of machinery and equipment and related in-kind services of $1.2 million and the intention, but not an obligation, for funding of its China Joint Venture through potential loan or capital contributions of up to $6.5 million as of December 31, 2004.

Off-Balance Sheet Arrangements

      As of December 31, 2004, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303(a) (4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of this report.

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2004, the Company and various consolidated subsidiaries of the Company are borrowers under the Congress Facilities (as defined above) and a note payable to a bank in the Czech Republic (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

New Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 151 will have on its financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 153 will have on its financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 123(R) will have on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Congress Facilities and certain other facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the Congress Facilities and those certain other facilities are variable. As of December 31, 2004, the Company's interest rate, inclusive of credit fees under the Congress Facilities, approximated 5.00%. Due to the variability of the interest rates, a hypothetical increase or decrease in the interest rates of 100 basis points relating to the Congress Facilities may result in an addition to or reduction in interest expense of approximately $75,000 on an annual basis. As of December 31, 2003, the Company's interest rate, inclusive of credit fees under the Congress Facilities, approximated 4.00%.

      The Company's operations in Mexico, Germany, the United Kingdom, the Czech Republic, China and South Africa expose the Company to currency exchange rate risks. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the twelve months ended December 31, 2004 has resulted in the recognition of other income of approximately $677,000 compared to the recognition of other income of $2.0 million in the nine months ended December 31, 2003. It is unknown what the effect of foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

      Derivative financial instruments are utilized from time to time by the Company to reduce exposures to volatility of foreign currencies impacting the operations of its business. The Company does not enter into financial instruments for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company periodically enters into forward contracts to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. The Company recorded a credit to net earnings of approximately $80,000 for the twelve months ended December 31, 2004 on these forward contracts. At December 31, 2004, the Company had no such outstanding forward exchange contracts. At December 31, 2003, the Company had outstanding forward exchange contracts that matured between January and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $2.7 million. The fair values of these contracts at December 31, 2003 totaled approximately $52,000, which was recorded as a liability on the Company's Consolidated Balance Sheets in "other current liabilities." The Company recorded a credit to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $52,000 was included in "accumulated other comprehensive income" at December 31, 2003.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company periodically enters into forward contracts to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. The Company recorded a charge to net earnings of approximately $141,000 for the twelve months ended December 31, 2004 on these forward contracts. At December 31, 2004, the Company had no such outstanding forward exchange contracts. At December 31, 2003, the Company had outstanding forward exchange contracts that matured between January and March 2004 to purchase Czech Korunas with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at December 31, 2003 totaled approximately $100,000, which was recorded as a liability on the Company's balance sheet in "other current liabilities." The Company recorded a charge to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $89,000 was included in "accumulated other comprehensive income" at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      This item appears in Item 15(a)(1) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management, under the supervision and with the participation of its principal executive and principal financial officers (Messrs. Corey and Menezes, respectively), conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, each of Messrs. Corey and Menezes concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      The report of management on internal control over financial reporting is included at page F-2 of the Consolidated Financial Statements.

ITEM 9B. OTHER INFORMATION

      On March 7, 2005, the Compensation Committee of the Company's Board of Directors finalized cash bonuses to the Company's Chief Executive Officer and other Named Executives (as defined below) from a bonus plan established under the Company's Management Incentive Plan. The Compensation Committee evaluated the performance of the Company and the Named Executives for the year ending December 31, 2004 against the performance targets set forth in the Management Incentive Plan. Based on this evaluation, the Compensation Committee authorized both formula-based and nonformula-based cash bonuses for 2004. These 2004 bonuses are reflected in the "Bonus" column of the Summary Compensation Table included in Item 10 of this Annual Report on Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

      The Board of Directors is divided into three classes, one of which currently has three directors and two of which currently have two directors. The terms of two of the three Class II Directors, Ben E. Waide III and Carroll R. Wetzel, Jr., were to expire at the Company's 2003 Annual Meeting of Stockholders. The Company adjourned its 2003 Annual Meeting of Stockholders previously noticed for Tuesday, October 14, 2003, due to the absence of a quorum for the transaction of business. Prior to that meeting, the Company received a letter from Zapata that its shares of the Company's common stock would not be present at the meeting. In light of Zapata's letter and other communications from Zapata subsequently received by the Company, the Company has not yet set a new date for this meeting or noticed a subsequent meeting. Mr. Waide and Mr. Wetzel, together with the third Class II Director, Leonard DiSalvo, who joined the Board on January 26, 2004, will continue to hold office until their successors have been duly elected and qualified or until their earlier resignation or removal. The terms of the Class III Directors, John C. Corey and Avram A. Glazer, were to expire at the Company's 2004 Annual Meeting of
Stockholders; no meeting was held in 2004. Mr. Corey and Mr. Glazer will continue to hold office until their successors have been duly elected and qualified or until their earlier resignation or removal. The terms of the Class I Directors, Andy Goldfarb and W. Allan Hopkins, are to expire at the Company's 2005 Annual Meeting of Stockholders.

      Each of Messrs. Corey, Goldfarb, Hopkins, Waide and Wetzel has been serving as a director of the Company since the Emergence Date pursuant to the Plan. Mr. DiSalvo and Mr. Glazer, designees of Zapata, were appointed by the Board pursuant to the Company's bylaws as of January 26, 2004.

      The names, ages, and principal occupations of the Class I, Class II and Class III Directors are provided below.

Class I Directors

      ANDY GOLDFARB. Age 57. Mr. Goldfarb has served as a Director of the Company since the Emergence Date. From 1985 until March 2000, Mr. Goldfarb served as Chairman, President and Chief Executive Officer of HCC Industries, the world's largest independent hermetic sealing operation. From 1976 to 1985, Mr. Goldfarb served HCC Industries in various operational and financial positions, including Chief Operating Officer.

      W. ALLAN HOPKINS. Age 66. Mr. Hopkins has served as a Director of the Company since the Emergence Date. From 1998 until August 2000, Mr. Hopkins served as President and Chief Executive Officer of Atlas Steels Inc., a producer and seller of stainless and specialty steel products. From 1993 to 1996, Mr. Hopkins served as President and Chief Executive Officer of Algoma Steel Inc., a manufacturer and marketer of steel products. From 1984 to 1992, Mr. Hopkins served in various capacities including Senior Vice President, Vice President of Sales and Vice President and General Manager of Stelpipe, Inc., a subsidiary of Stelco, Inc., Canada's largest steel producer.

Class II Directors

      LEONARD DISALVO. Age 46. Mr. DiSalvo has served as a Director of the Company since January 2004. Mr. DiSalvo joined Zapata in September 1998 and currently serves as its Vice President - Finance and Chief Financial Officer. Mr. DiSalvo also currently serves as Vice President - Finance and Chief Financial Officer of Zap.Com, Corporation ("Zap.Com"), a subsidiary of Zapata (which until December 2000 was an internet advertising and e-commerce network company, and is currently a public shell company), a position he has held since April 1999. Mr. DiSalvo has over 20 years of experience in the areas of finance and accounting. Mr. DiSalvo served as a finance manager for Constellation Brands, Inc., a national manufacturer and distributor of wine, spirits and beer, from 1996 until September 1998. Prior to that position, Mr. DiSalvo held various management positions in the areas of finance and accounting in the Contact Lens Division of Bausch & Lomb Incorporated. Mr. DiSalvo is a Certified Public Accountant.

      BEN E. WAIDE III. Age 66. Mr. Waide has served as a Director of the Company since the Emergence Date. Since 1998, Mr. Waide has served as an Executive Consultant to E.I. du Pont de Nemours and Company - DuPont Safety Resources, a global workplace consulting firm. From 1995 to 1998, Mr. Waide was Chairman and Chief Executive Officer of Atlantic Aviation Corporation, an aircraft maintenance management services company. Mr. Waide served as General Manager of the Films Division of E.I. du Pont de Nemours and Company from 1990 to 1995.

      CARROLL R. WETZEL, JR. Age 61. Mr. Wetzel has served as Chairman of the Board of the Company since the Emergence Date. From 1988 to 1996, Mr. Wetzel was a Managing Director with the Mergers and Acquisition Group of Chemical Bank/Chase Manhattan. Prior to that, from 1981 to 1988, he was a Managing Director in Smith Barney's Mergers and Acquisitions Group. From 1976 to 1981, he worked as an investment banker with Dillon, Read & Co. Inc. Mr. Wetzel also serves on the Board of Directors of Laidlaw International, Inc., a publicly traded company.

Class III Directors

      JOHN C. COREY. Age 57. Mr. Corey has served as President, Chief Executive Officer and Director of the Company since the Emergence Date. Prior to that, he had served as President, Chief Operating Officer and Director of the Company since March 1999. Mr. Corey served as President of Stanley Mechanics Tools, Inc., a division of The Stanley Works, a company engaged in the business of manufacturing and distributing mechanics hand tools, from September 1996 to March 1999, where he was responsible for worldwide operations. Mr. Corey is also a director of Stoneridge, Inc., a publicly traded company and manufacturer of electronic parts and accessories for motor vehicles.

      AVRAM A. GLAZER. Age 44. Mr. Glazer has served as a Director of the Company since January 2004. Mr. Glazer has been President and Chief Executive Officer of Zapata since March 1995, Chairman of the Board of Zapata since March 2002 and a director of Zapata since July 1993. He also serves as a director and as the President and Chief Executive Officer of Zap.Com. Mr. Glazer is also Chairman of the Board and a director of Omega Protein Corporation, a marine protein company and majority-owned subsidiary of Zapata.

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

Executive Officers

      The following table sets forth the names, ages and all positions and offices with the Company held by the Company's present executive officers.

      Name              Age               Positions and Offices Presently Held
---------------------------------------------------------------------------------------
John C. Corey           57         Director, President and Chief Executive Officer
Brian P. Menezes        52         Vice President and Chief Financial Officer
Stephen B. Duerk        63         Vice President; President, North American Automotive
Vick Crowley            38         Treasurer

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

      STEPHEN B. DUERK. Mr. Duerk has served as a Vice President of the Company since June 1998, as President of the Company's North American Automotive Group since April 1998 and as President of Safety Components Fabric Technologies, Inc., a wholly-owned subsidiary of the Company, since January 1998. From July 1997 to January 1998, Mr. Duerk served the Company as Co-Managing Director of SCFTI. Prior to the Company's acquisition of the Air Restraint and Technical Fabrics Division of JPS Automotive L.P. in July 1997, Mr. Duerk had served JPS Automotive, L.P., a tier one supplier to the automotive industry of carpet and knit fabrics for headliner and body cloth, as Vice President of Air Restraint Fabrics in the Greenville, South Carolina facility, from October 1988. From 1965 to October 1988, Mr. Duerk served in various positions for JP Stevens & Co., Inc., a company engaged in the business of manufacturing industrial textiles, of which JPS Automotive, L.P. was a part until its restructuring in May 1998, most recently as the Vice President of the Industrial Synthetic Group.

      VICK CROWLEY. Mr. Crowley has served as Treasurer of the Company since August 2000. Prior to that, he had served as Assistant Treasurer with HomeGold Financial, Inc., of Greenville, South Carolina, a financial services firm, since 1995.

Code of Ethics and Business Conduct

      The Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company's directors and key employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (collectively, the "Selected Officers"). The Code of Business Conduct and Ethics has been filed as
Exhibit 14 to this Annual Report on Form 10-K. The Company intends to post any amendments to or waivers from a provision of the Code of Ethics and Business Conduct applicable to any Selected Officer on its website at http://www.safetycomponents.com, or to file a Form 8-K to disclose any such amendments or waivers.

Section 16(a) Beneficial Ownership Reporting Compliance

      The Company's executive officers, directors and 10% stockholders are required under the Exchange Act and regulations thereunder to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Company. To the Company's knowledge, based on the Company's review of the copies of such reports furnished to it during or with respect to the fiscal year ended December 31, 2004, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than 10% of our common stock satisfied all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

      The following table summarizes the compensation paid to the Chief Executive Officer of the Company and the other most highly compensated executive officers of the Company (each person appearing in the table is referred to as a "Named Executive"). As a result of the Change of Control, a change of control occurred for purposes of all contractual change of control provisions discussed herein.

                           Summary Compensation Table

                                                                                       Long-Term
                                                                                     Compensation
                                                        Annual Compensation              Awards
                                                        -------------------          ------------
                                                                                      Securities
                                                                                      Underlying        All Other
        Name and                       Fiscal          Salary            Bonus        Options/SARs    Compensation
    Principal Position                  Year             ($)              ($)            (#) (1)           ($)
-----------------------------------------------------------------------------------------------------------------------
John C. Corey                           2004           $353,210         $356,680              --      $  49,748(2)
    President and Chief             Dec 2003 (3)        239,444          256,890              --        995,888(4)(5)
    Executive Officer                   2003            325,000          265,425          46,800         41,978(6)
                                        2002            316,040          231,675         173,200         62,013(7)

Brian P. Menezes                        2004           $214,755         $178,207              --      $  25,931(8)
    Vice President and Chief        Dec 2003 (3)        156,375          128,015              --        408,340(4)(9)
    Financial Officer                   2003            200,450          129,920          27,000         28,125(10)
                                        2002            191,824          123,985          75,000         32,969(11)

Stephen B. Duerk                        2004           $193,130         $ 88,037              --      $  19,488(12)
    Vice President;                 Dec 2003 (3)        144,847           82,724              --         14,002(13)
    President North American            2003            187,500          102,988          21,500         20,036(14)
    Automotive Group                    2002            182,000           80,223          71,000         12,495(15)

Vick Crowley                            2004           $113,875         $ 50,888              --      $   6,450(16)
    Treasurer                       Dec 2003 (3)         82,688           41,705              --          2,848(17)
                                        2003            105,000           45,723           2,000         12,667(18)
                                        2002            100,471           39,250           5,800          5,674(19)

----------

(1) Grants reflected for 2002 and 2003 are options under the Company's 2001 Stock Option Plan (the "Option Plan"). As a result of the Change of Control, all such options became immediately vested.

(2) Amount reflects $14,056 of life insurance premiums, a $14,400 automobile allowance, a $5,781 matching contribution under the Company's 401(k) plan, $1,290 of group life insurance premiums, $10,708 of supplemental medical reimbursements, and $3,513 of membership dues.

(3) Following the Change of Control, the Company changed its fiscal year to a calendar year end to coincide with Zapata's fiscal year end. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 (referred to in this table as "Dec 2003") consists of nine months of operations. The years ended December 31, 2004, March 29, 2003 and March 30, 2002 each consisted of twelve months of operations.

(4) Includes $961,400 and $393,300, respectively, paid to each of Mr. Corey and Mr. Menezes in accordance with the terms of the Company's employment agreements with them, upon the occurrence of the Change of Control. See "Employment Agreements - Corey Agreement" and "Employment Agreements - Menezes Agreement" below.

(5) Includes $14,056 of life insurance premiums, a $10,800 automobile allowance,
$968  of  group  life  insurance  premiums,   $6,029  of  supplemental   medical
reimbursements, and $2,635 of membership dues.

(6) Amount reflects $14,056 of life insurance premiums, a $14,400 automobile allowance, a $5,161 matching contribution under the Company's 401(k) plan, $690 of group life insurance premiums, $4,158 of supplemental medical reimbursements, and $3,513 of membership dues.

(7) Amount reflects $12,476 of life insurance premiums, a $14,400 automobile allowance, a $5,312 matching contribution under the Company's 401(k) plan, $570 of long-term disability insurance premiums, $690 of group life insurance premiums, $9,516 of supplemental medical reimbursements, and $19,049 of membership dues.

(8)  Amount  reflects  a  $14,400  automobile   allowance,   a  $5,781  matching
contribution under the Company's 401(k) plan, $417 of group life insurance premiums, and $5,333 of supplemental medical reimbursements.

(9) Includes a $10,800 automobile allowance, $330 of group life insurance premiums, and $3,910 of supplemental medical reimbursements.

(10)  Amount  reflects  a  $14,400  automobile  allowance,   a  $4,706  matching
contribution under the Company's 401(k) plan, $269 of group life insurance premiums, and $8,750 of supplemental medical reimbursements.

(11) Amount reflects $5,394 of life insurance premiums, a $13,500 automobile allowance, a $5,312 matching contribution under the Company's 401(k) plan, $516 of long-term disability insurance premiums, $255 of group life insurance premiums, and $7,992 of supplemental medical reimbursements.

(12) Amount reflects a $6,000 automobile allowance, a $5,598 matching contribution under the Company's 401(k) plan, $1,140 group life insurance premiums, $2,266 of supplemental medical reimbursements and $4,484 of membership dues.

(13) Amount reflects a $4,500 automobile allowance, a $3,874 matching contribution under the Company's 401(k) plan, $843 group life insurance premiums, $2,067 of supplemental medical reimbursements and $2,718 of membership dues.

(14) Amount reflects a $6,000 automobile allowance, a $5,463 matching contribution under the Company's 401(k) plan, $791 group life insurance premiums, $4,679 of supplemental medical reimbursements and $3,103 of membership dues.

(15) Amount reflects a $6,000 automobile allowance, a $3,760 matching contribution under the Company's 401(k) plan, $681 of group life insurance premiums, $1,356 of supplemental medical reimbursements, and $698 of membership dues.

(16) Amount reflects a $4,667 matching contribution under the Company's 401(k) plan, $59 of group life insurance premiums, and $1,724 of supplemental medical reimbursements.

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

Option Grants in Last Fiscal Year

      There were no options to purchase our common stock granted during the fiscal year ended December 31, 2004 to the Named Executives.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

      The following table sets forth information with respect to the Named Executives concerning exercisable and unexercisable options held as of December 31, 2004. The value of unexercised, in-the-money options at December 31, 2004 is the difference between the exercise price and the fair market value of the underlying stock on December 30, 2004 (the last trading day of the fiscal year). All options were in-the-money as of December 31, 2004, based on the closing sales price of the Company's common stock at December 30, 2004, of $13.75 per share.

                                                                  Number of
                                                            Securities Underlying              Value of Unexercised
                                                           Unexercised Options at            In-the-Money Options at
                          Shares            Value             December 31, 2004                  December 31, 2004
                        Acquired on       Realized      ---------------------------    ------------------------------------
Name                   Exercise (#)        ($)(1)       Exercisable   Unexercisable    Exercisable ($)    Unexercisable ($)
----------------       ------------        ------       -----------   -------------    ---------------    -----------------
John C. Corey               7,100          51,759         212,900            --           $1,188,068           $  --

Brian P. Menezes               --              --         102,000            --              585,480              --

Stephen B. Duerk           92,500         752,355              --            --                   --              --

Vick Crowley                7,800          74,766              --            --                   --              --

----------

(1) The value realized is calculated based on the amount by which the aggregate market price, on the date of exercise, of the shares received exceeded the aggregate exercise price paid, regardless of whether such shares were sold or retained by the option holder on that date.

Employment Agreements

  Corey Agreement

      Mr. Corey currently serves as President and Chief Executive Officer pursuant to an employment agreement with the Company which became effective May 18, 2001 (with subsequent amendments) and replaced all prior agreements with Mr. Corey. The employment agreement provides for a base salary of $315,000 (increased to $358,280 in April 2004), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company's Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee for each fiscal year. It also provides, in the event of a change of control (as defined) while he is still employed with the Company or under certain circumstances following his termination of employment other than for Cause (as defined) or by reason of a Constructive Termination (as defined), he will be entitled to a one-time bonus of $961,400 at the time the Change of Control is consummated, provided it occurs within ten years following termination of his employment. As a result of the Change of Control, a change of control occurred for purposes of the employment agreement and this bonus was paid to Mr. Corey in 2003.

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

   Menezes Agreement

      Mr. Menezes currently serves as Vice President and Chief Financial Officer pursuant to an employment agreement with the Company which became effective on May 18, 2001 (with subsequent amendments) and replaced all prior agreements with Mr. Menezes. The employment agreement provides for a base salary of $190,000 (increased to $216,840 in April 2004), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company's Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee for each fiscal year. It also provides that, in the event of a change of control (as defined) while he is still employed by the Company or under certain circumstances following his termination of employment other than for Cause (as defined) or by reason of a Constructive Termination (as defined), he will be entitled to a one-time bonus of $393,300 at the time the change of control is consummated, provided it occurs within ten years following termination of his employment. As a result of the Change of Control, a change of control occurred for purposes of the employment agreement and this bonus was paid to Mr. Menezes in 2003.

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

   Duerk Agreement

      Mr. Duerk currently serves as Vice President of the Company and President of the North American Automotive Group pursuant to an employment agreement which became effective May 18, 2001 (with subsequent amendment) and replaced all prior agreements with Mr. Duerk. The employment agreement provided for an original base salary of $182,000 (increased to $193,130 in April 2003), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company's Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee in advance of each fiscal year.

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

Management Incentive Plan

      Messrs. Corey, Menezes, Duerk and Crowley each received bonuses for the year ended December 31, 2004 under the Management Incentive Plan. See the Summary Compensation Table and " - Employment Agreements" above for additional information concerning the Management Incentive Plan.

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

      Each non-employee director then holding office received an option grant under the Option Plan immediately following its approval by the stockholders on April 27, 2001 (for 10,000 shares to Mr. Wetzel, as Chairman, and 7,500 shares to each of the other non-employee directors who received grants). The exercise price for the shares of common stock subject to these options is the fair market value of the shares on the date of grant ($8.75 per share), subject to adjustment to $.01 per share in the event of a change of control as described in the option agreements. In April 2002, each non-employee director then holding office received an additional option grant (for 10,000 shares to Mr. Wetzel, as Chairman, and 7,500 shares to each of the other non-employee directors who received grants). The exercise price for the shares of common stock subject to these options is the per share price determined to be their fair market value as of the date of grant ($6.71 per share). As a result of the Change of Control, a change of control occurred for purposes of these option agreements and the options granted to each of the non-employee directors were immediately vested.

Compensation Committee Interlocks and Insider Participation

      During the last completed fiscal year, Messrs. DiSalvo, Goldfarb, Waide and Wetzel served as the Company's Compensation Committee. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Except as otherwise indicated, the following table and notes set forth certain information, to the knowledge of the Company, regarding the beneficial ownership of the Company's common stock as of March 1, 2005, by all persons known by the Company to be the beneficial owner of more than 5% of the common stock, by each director of the Company, by each of the Named Executives and by all directors and executive officers of the Company as a group. Except as otherwise indicated, to the knowledge of the Company, each beneficial owner has the sole power to vote and to dispose of all shares of common stock owned by such beneficial owner.

                                                        Amount and Nature of         Percent of
       Name and Address of Beneficial Owner             Beneficial Ownership      Common Stock (1)
-----------------------------------------------------------------------------------------------------
Zapata Corporation                                             4,162,394               78.2%
     100 Meridian Centre, Suite 350
     Rochester, New York 14618
Ramius Capital Group, LLC and related parties (2)                309,380                5.8%
     666 Third Avenue, 26th Floor
     New York, New York 10017

                  Officers and Directors
John C. Corey (3)(4)                                             212,900                3.8%
Leonard DiSalvo (5)                                                   --                  *
Avram A. Glazer (5)                                                   --                  *
Andy Goldfarb (3)                                                 15,000                  *
W. Allan Hopkins (3)                                              15,000                  *
Ben E. Waide III (3)(4)                                           15,000                  *
Carroll R. Wetzel, Jr. (3)                                        20,014                  *
Brian P. Menezes (3)(4)                                          102,000                1.9%
Stephen B. Duerk (3)                                                   3                  *
Vick Crowley (3)                                                      --                  *

All executive officers and directors as a group                  379,917                6.7%
     (consisting of 10 individuals)

----------
*Less than 1%.

(1) Shares beneficially owned, as recorded in this table, expressed as a percentage of the 5,320,147 shares of common stock outstanding on March 1, 2005

(2) The information shown is as of March 29, 2004 and is based upon information disclosed by Ramius Capital Group, LLC, RCG Carpathia Master Fund, Ltd. ("Carpathia"), SPhinX Distressed (RCG Carpathia), Segregated Portfolio ("SPhinX"), Ramius Securities, L.L.C., ("Ramius Securities"). C4S & Co., L.L.C., ("C4S"), Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon in a Schedule 13G filed with the SEC on April 6, 2004 (the "Ramius 13G"), which indicates that each of these reporting persons has shared power to vote and to dispose, or direct the disposition of, these shares. The Ramius 13G also indicates that as of the date of its filing, each of these reporting person may be deemed the beneficial owner of (i) 278,509 shares of common stock owned by Carpathia, (ii) 10,871 shares of common stock owned by SPhinX, a segregated account of SPhinX Distressed Fund SPC, (the "Fund"), and (iii) 20,000 shares of common stock owned by Ramius Securities. The Ramius 13G filing further states that: (i) the Fund is an index fund which invests in various securities, (ii) SPhinX is managed by Ramius, (iii) Ramius is the investment advisor of SPhinX and Carpathia and has the power to direct some of the affairs of SPhinX and Carpathia, including decisions respecting the disposition of the proceeds from the sale of shares of the common stock, (iv) Ramius Securities is a broker dealer affiliated with Ramius, (v) C4S is the managing member of Ramius and in that capacity directs its operations, and (vi) Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon are the managing members of C4S and in that capacity direct its operations.

(3) The address of each of these persons is c/o Safety Components International, Inc., 41 Stevens Street, Greenville, South Carolina 29605.

(4) Includes 212,900 shares for Mr. Corey, 15,000 shares for Mr. Waide, and 102,000 shares for Mr. Menezes underlying currently exercisable stock options under the Option Plan.

(5) Mr. Glazer is the Chairman of the Board of Zapata and its President and Chief Executive Officer. Mr. DiSalvo is Zapata's Vice President - Finance and Chief Financial Officer. Each of Mr. Glazer and Mr. DiSalvo disclaims beneficial ownership of all shares held by Zapata. The address of each of these persons is c/o Zapata Corporation, 100 Meridian Centre, Suite 350, Rochester, New York 14618.

Equity Compensation Plan Information

      The Company has one equity compensation plan, the Option Plan, which is a shareholder approved plan. As of December 31, 2004, the number of options outstanding and remaining available under the Option Plan was as follows:

                            Number of securities to       Weighted-average          Number of securities
                            be issued upon exercise      exercise price of        remaining available for
     Plan category           of outstanding options     outstanding options           future issuance
-----------------------     -------------------------   -------------------       -----------------------
Equity compensation
    plans approved by
    security holders                 354,200                  $      8.14                  209,700

Equity compensation
    plans not approved
    by security holders                   --                           --                       --
                                     -------                                               -------

Total                                354,200                                               209,700

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since the beginning of the Company's last fiscal year, except as may otherwise be described herein, there were no transactions occurring or relationships that existed between the Company and its officers, directors or 5% stockholders that require disclosure under SEC regulations.

      On March 19, 2004, Zapata and the Company entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata consolidated federal income tax group. Pursuant to the Tax Sharing and Indemnity Agreement, the Company is required to pay Zapata its share of federal income taxes, if any. In addition, each party is required to reimburse the other party for its use of either party's tax attributes. Similar provisions apply under the Tax Sharing and Indemnity Agreement to other taxes, such as state and local income taxes. Accordingly, the Company paid approximately $675,000 to Zapata in 2004 for taxes related to 2003. Due to exercises of options to purchase common stock of the Company, on or about March 31, 2004, the number of shares of common stock outstanding increased and, as a result, Zapata's ownership was reduced to less than 80%. As a result of Zapata's ownership of the company's outstanding common stock falling below 80%, Zapata will not consolidate the Company into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Under The Tax Sharing and Indemnity Agreement, the Company will be consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004. Information regarding other transactions that have occurred involving Zapata can be found under "The Company
- Change of Control" in Item 1 above. One of our directors, Mr. Glazer, is President and Chief Executive Officer of Zapata and the Chairman of its Board of Directors. Another director, Mr. DiSalvo, is Vice President-Chief Financial Officer of Zapata.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The fees billed in the transition period consisting of the nine months ended December 31, 2003 and in the fiscal year ended December 31, 2004 for PricewaterhouseCoopers LLP's services to the Company were:

                                   Nine Month Period             Year ended
                                 ended December 31, 2003      December 31, 2004
                                 -----------------------      -----------------
            Audit Fees .............     $324,000                  $749,000

            Audit-Related Fees .....       54,000                    45,000

            Tax Fees ...............           --                     2,500

            All Other Fees .........           --                        --

            Total Fees .............     $378,000                  $796,500

      In the above table, in accordance with applicable SEC rules:

            o "audit fees" are fees billed by the independent registered public accounting firm for professional services for the audit of the consolidated financial statements included in the Company's Form 10-K, including audits of the foreign subsidiary statutory reports of the Company's foreign subsidiaries for their respective fiscal years, and review of financial statements included in the Company's Form 10-Qs, or for services that are normally provided by auditors in connection with statutory and regulatory filings or engagements;

            o "audit-related fees" are fees billed by the independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, and include fees related to services provided in connection with the Change of Control;

            o "tax fees" are fees billed by the independent registered public accounting firm for professional services for tax compliance, tax advice, and tax planning; and includes tax advice.

            o "all other fees" are fees billed by the independent registered public accounting firm to the Company for any services not included in the first three, and include fees related to assistance with non-financial systems.

The Audit Committee of the Company's Board of Directors has established a policy requiring its pre-approval of all audit and non-audit services provided by its independent registered public accounting firm. The policy requires the general pre-approval of annual audit services, general pre-approval of all other permitted services up to specified dollar limits and specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. To ensure prompt handling of unexpected matters, our Audit Committee has delegated to its chairperson the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the committee chairperson is provided to the Audit Committee at the following Audit Committee meeting. None of the services described above were approved by the Audit Committee under the exception provided by Rule 2-01(c) (7)
(i) (C) of Regulation S-X of the SEC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements, related notes thereto and reports of our independent registered public accounting firm required by Item 8 are listed in the index on page F-1 herein.

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

            10.19   Amendment  No.  2 to  Loan  and  Security  Agreement,  dated
                    October   11,   2002,   by  and  among   Safety   Components
                    International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002)

            10.20 Amendment No. 3 and Consent to Loan and Security Agreement, dated October 8, 2003 by and among Safety Components
                    International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003)

            10.21 Form of Indemnification Agreement by and between Safety Components International, Inc., Automotive Safety Components International, Inc., Safety Components Fabric Technologies, Inc., and certain officers and directors (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003)

            *10.22 Safety Components International, Inc. Nine Months Ending December 31, 2003 Management Incentive Bonus Program (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

            *10.23 Amendment No. 2 dated September 22, 2003 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and John C. Corey (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

            *10.24 Amendment No. 2 dated September 22, 2003 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

            *10.25 Amendment dated September 29, 2003 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and Stephen B. Duerk (incorporated by reference to
                    Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

            10.26 Amendment No. 1, dated October 8, 2003, to Security Agreement dated July 10, 1998, by and between Safety Components International, Inc. and KeyCorp Leasing (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

            10.27 Tax sharing and indemnity agreement dated as of March 19, 2004 between Zapata Corporation and Safety Components International, Inc. (incorporated by reference to Exhibit
                    10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

            10.28 Amendment No. 4 to Loan and Security Agreement, dated July 20, 2004 by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

            10.29   Amendment  No.  5 to  Loan  and  Security  Agreement,  dated
                    October 1, 2004 by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

            14.1 Safety Components International, Inc. and Subsidiaries Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

            21.1    Subsidiaries of Safety Components International, Inc.

            23.1    Consent of PricewaterhouseCoopers LLP

            23.2    Consent of Deloitte & Touche LLP

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

                                           Date: March 10, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                   Title                                       Date
------------------                   -----                                       ----
/s/ John C. Corey                    Chief Executive Officer,                    March 10, 2005
---------------------------          President and Director
John C. Corey

/s/ Carroll R. Wetzel, Jr.           Director, Chairman of the Board             March 10, 2005
---------------------------
Carroll R. Wetzel, Jr.

/s/ Brian P. Menezes                 Vice President, Chief Financial             March 10, 2005
---------------------------          Officer
Brian P. Menezes

/s/ William F. Nelli                 Controller                                  March 10, 2005
---------------------------
William F. Nelli

/s/ Ben E. Waide III                 Director                                    March 10, 2005
---------------------------
Ben E. Waide III

/s/ W. Allan Hopkins                 Director                                    March 10, 2005
---------------------------
W. Allan Hopkins

/s/ Andy Goldfarb                    Director                                    March 10, 2005
---------------------------
Andy Goldfarb

/s/ Leonard DiSalvo                  Director                                    March 10, 2005
---------------------------
Leonard DiSalvo

/s/ Avram A. Glazer                  Director                                    March 10, 2005
---------------------------
Avram A. Glazer

SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                        Page
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING                        F-2

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS:
         PRICEWATERHOUSECOOPERS LLP                                                      F-3
         DELOITTE & TOUCHE LLP                                                           F-5

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003           F-6

     Consolidated Statements of Operations for the Year ended December 31, 2004, the period from March 30, 2003 to December 31, 2003, and
        the Year ended March 29, 2003                                                    F-7
     Consolidated Statements of Stockholders' Equity for the Year ended
        December 31, 2004, the period from March 30, 2003 to December 31, 2003, and
        the Year ended March 29, 2003                                                    F-8

     Consolidated Statements of Cash Flows for the Year ended December 31, 2004, the period from March 30, 2003 to December 31, 2003, and
        the Year ended March 29, 2003                                                    F-9

     Notes to Consolidated Financial Statements                                          F-10

SUPPLEMENTAL SCHEDULE:

II  Valuation and Qualifying Accounts

        REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of Safety Components International, Inc. (the "Company') is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on our assessment, management concludes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Safety Components International, Inc.:

We have completed an integrated audit of Safety Components International, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 present fairly, in all material respects, the financial position of Safety Components International, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the nine-month period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 and presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Report of Management on Internal Control over Financial Reporting appearing above on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP

Spartanburg, South Carolina
March 10, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Safety Components International, Inc.
Greenville, South Carolina

We have audited the accompanying consolidated statements of operations of Safety Components International, Inc. and subsidiaries (the "Company), for the year ended March 29, 2003 and the related consolidated statements of stockholders' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended March 29, 2003 listed in the Index as Supplemental Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended March 29, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended March 29, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Greenville, South Carolina
June 6, 2003

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                              December 31, 2004   December 31, 2003
                                                                                              -----------------   -----------------
ASSETS

Current assets:
     Cash and cash equivalents ...............................................................    $      4,184       $      4,376
     Accounts receivable, net ................................................................          39,272             37,109
     Inventories, net ........................................................................          26,882             23,552
     Assets held in deferred compensation plan ...............................................           4,361              3,345
     Prepaid and other .......................................................................           2,653              2,476
                                                                                                  ------------       ------------
          Total current assets ...............................................................          77,352             70,858

Property, plant and equipment, net ...........................................................          48,449             50,428
Identifiable intangible assets, net ..........................................................           1,108              1,172
Other assets .................................................................................             617                868
                                                                                                  ------------       ------------
          Total assets .......................................................................    $    127,526       $    123,326
                                                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................................    $     16,828       $     24,419
     Accrued salaries and benefits ...........................................................           4,270              3,505
     Deferred compensation ...................................................................           3,666              2,832
     Accrued and other current liabilities ...................................................           4,486              4,245
     Income taxes payable ....................................................................           6,715              4,477
     Current portion of long-term debt .......................................................           3,263              4,214
                                                                                                  ------------       ------------
          Total current liabilities ..........................................................          39,228             43,692

Long-term debt, net of current maturities ....................................................           3,729             11,817
Deferred income taxes ........................................................................           3,635              3,511
Other long-term liabilities ..................................................................             277                277
                                                                                                  ------------       ------------
          Total liabilities ..................................................................          46,869             59,297
                                                                                                  ------------       ------------

Commitments and contingencies

Minority interest ............................................................................             133                 --

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued ...............................              --                 --
     Common stock:  $.01 par value per share - 20,000,000 shares authorized; 5,295,778 and
         5,037,478 shares outstanding at December 31, 2004 and December 31, 2003, respectively              53                 51
     Additional paid-in-capital ..............................................................          54,660             52,865
     Treasury stock:  40,322 shares at cost ..................................................            (411)              (411)
     Retained earnings .......................................................................          12,904              2,656
     Accumulated other comprehensive income ..................................................          13,318              8,868
                                                                                                  ------------       ------------
          Total stockholders' equity .........................................................          80,524             64,029
                                                                                                  ------------       ------------
          Total liabilities and stockholders' equity .........................................    $    127,526       $    123,326
                                                                                                  ============       ============

                 See notes to consolidated financial statements

            SAFETY COMPONENTS INTERNATIONAL , INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                                                                                      Period from
                                                                                   Year Ended     March 30, 2003 to     Year Ended
                                                                               December 31, 2004  December 31, 2003   March 29, 2003
                                                                                (Twelve Months)     (Nine Months)    (Twelve Months)
                                                                               -----------------  -----------------   --------------
Net sales ..................................................................     $    247,883       $    183,666      $    244,338
Cost of sales, excluding depreciation ......................................          199,841            149,479           204,656
Depreciation ...............................................................           11,296              8,089             9,662
                                                                                 ------------       ------------      ------------
        Gross profit .......................................................           36,746             26,098            30,020

Selling and marketing expenses .............................................            3,156              2,239             2,176
General and administrative expenses ........................................           16,438             10,432            12,299
Research and development expenses ..........................................            1,540              1,225             1,242
Amortization of intangible assets ..........................................              153                106               124
Compensation expense associated with change of control .....................               --              2,797                --
                                                                                 ------------       ------------      ------------
        Income from operations .............................................           15,459              9,299            14,179

Other income, net ..........................................................           (1,467)            (2,275)           (3,446)
Interest expense ...........................................................              946              1,664             3,616
                                                                                 ------------       ------------      ------------
        Income from continuing operations before income taxes
         and minority interest .............................................           15,980              9,910            14,009

Provision for income taxes .................................................            5,771              3,808             6,120
Minority interest in loss of consolidated subsidiary .......................              (39)                --                --
                                                                                 ------------       ------------      ------------
        Income from continuing operations .................................            10,248              6,102             7,889

Loss on disposition of discontinued operations, net of income tax
  provision of $0, $0 and $660, respectively ...............................               --                 --             2,023
                                                                                 ------------       ------------      ------------
        Income before cumulative effect of change in method of accounting ..           10,248              6,102             5,866

Cumulative effect of change in method of accounting ........................               --                 --           (14,651)
                                                                                 ------------       ------------      ------------
Net income (loss) ..........................................................     $     10,248       $      6,102      $     (8,785)
                                                                                 ============       ============      ============

Net income (loss) per common share, basic:
        Income from continuing operations ..................................     $       1.97       $       1.23      $       1.59
        Loss on disposition of discontinued operations .....................               --                 --             (0.41)
        Cumulative effect of change in method of accounting ................               --                 --             (2.95)
                                                                                 ------------       ------------      ------------
Net income (loss) per common share, basic ..................................     $       1.97       $       1.23      $      (1.77)
                                                                                 ============       ============      ============

Net income (loss) per common share, diluted:
        Income from continuing operations ..................................     $       1.94       $       1.19      $       1.59
        Loss on disposition of discontinued operations .....................               --                 --             (0.41)
        Cumulative effect of change in method of accounting ................               --                 --             (2.95)
                                                                                 ------------       ------------      ------------
Net income (loss) per common share, diluted ................................     $       1.94       $       1.19      $      (1.77)
                                                                                 ============       ============      ============

Weighted average number of shares outstanding, basic .......................            5,206              4,973             4,960
                                                                                 ============       ============      ============

Weighted average number of shares outstanding, diluted .....................            5,294              5,119             4,960
                                                                                 ============       ============      ============

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         (in thousands, except shares)


                                                                                        Common      Common      Common    Additional
                                                                                        Stock       Stock       Stock      Paid-in
                                                                                        Shares      Amount     Warrants    Capital
                                                                                      ---------   ---------   ---------   ----------
Balance at March 30, 2002 ......................................................      4,959,678          50          34      50,916
   Comprehensive income for the year ended March 29, 2003:
       Net loss ................................................................             --          --          --          --
       Foreign currency translation adjustment .................................             --          --          --          --

   Net comprehensive loss ......................................................             --          --          --          --
                                                                                      ---------   ---------   ---------   ---------
Balance at March 29, 2003 ......................................................      4,959,678          50          34      50,916
   Comprehensive income for the period from March 30, 2003 to December 31, 2003:
       Net income ..............................................................             --          --          --          --
       Foreign currency translation adjustment .................................             --          --          --          --
       Unrealized loss on derivatives ..........................................             --          --          --          --

   Net comprehensive income ....................................................             --          --          --          --
   Expiration of warrants ......................................................             --          --         (34)         34
   Issuance of common stock ....................................................         77,800           1          --       1,915
                                                                                      ---------   ---------   ---------   ---------
Balance at December 31, 2003 ...................................................      5,037,478   $      51   $      --   $  52,865
                                                                                      =========   =========   =========   =========
   Comprehensive income for the year ended December 31, 2004:
       Net income ..............................................................             --          --          --          --
       Foreign currency translation adjustment .................................             --          --          --          --
       Reclassification adjustment for derivatives .............................             --          --          --          --

   Net comprehensive income ....................................................             --          --          --          --
   Issuance of common stock ....................................................        258,300           2          --       1,795
                                                                                      ---------   ---------   ---------   ---------
Balance at December 31, 2004 ...................................................      5,295,778   $      53   $      --   $  54,660
                                                                                      =========   =========   =========   =========

                                                                                               Retained     Accumulated
                                                                                  Treasury     Earnings        Other
                                                                                    Stock    (Accumulated  Comprehensive
                                                                                    Amount      Deficit)   (Loss) Income    Total
                                                                                  ---------  ------------  -------------  ---------
Balance at March 30, 2002 ......................................................       (411)       5,339            (90)     55,838
   Comprehensive income for the year ended March 29, 2003:
       Net loss ................................................................         --       (8,785)            --      (8,785)
       Foreign currency translation adjustment .................................         --           --          4,860       4,860
                                                                                                                          ---------
   Net comprehensive loss ......................................................         --           --             --      (3,925)
                                                                                  ---------    ---------      ---------   ---------
Balance at March 29, 2003 ......................................................       (411)      (3,446)         4,770      51,913
   Comprehensive income for the period from March 30, 2003 to December 31, 2003:
       Net income ..............................................................         --        6,102             --       6,102
       Foreign currency translation adjustment .................................         --           --          4,250       4,250
       Unrealized loss on derivatives ..........................................         --           --           (152)       (152)
                                                                                                                          ---------
   Net comprehensive income ....................................................         --           --             --      10,200
   Expiration of warrants ......................................................         --           --             --          --
   Issuance of common stock ....................................................         --           --             --       1,916
                                                                                  ---------    ---------      ---------   ---------
Balance at December 31, 2003 ...................................................  $    (411)   $   2,656      $   8,868   $  64,029
                                                                                  =========    =========      =========   =========
   Comprehensive income for the year ended December 31, 2004:
       Net income ..............................................................         --       10,248             --      10,248
       Foreign currency translation adjustment .................................         --           --          4,298       4,298
       Reclassification adjustment for derivatives .............................         --           --            152         152
                                                                                                                          ---------
   Net comprehensive income ....................................................         --           --             --      14,698
   Issuance of common stock ....................................................         --           --             --       1,797
                                                                                  ---------    ---------      ---------   ---------
Balance at December 31, 2004 ...................................................  $    (411)   $  12,904      $  13,318   $  80,524
                                                                                  =========    =========      =========   =========

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                Period from
                                                                             Year Ended      March 30, 2003 to      Year Ended
                                                                         December 31, 2004   December 31, 2003     March 29, 2003
                                                                          (Twelve Months)      (Nine Months)       (Twelve Months)
                                                                         -----------------   -----------------     --------------
Cash Flows From Operating Activities:
  Net income (loss) ...................................................      $   10,248          $    6,102          $   (8,785)
  Loss on disposition of discontinued operations ......................              --                  --               2,023
  Cumulative effect of accounting change ..............................              --                  --              14,651
                                                                             ----------          ----------          ----------
  Income from continuing operations ...................................          10,248               6,102               7,889
  Adjustments to reconcile income from continuing
        operations to net cash provided by operating activities:
      Depreciation ....................................................          11,296               8,089               9,662
      Amortization of intangible assets ...............................             153                 106                 124
      Provision for bad debts .........................................             447                  29                 295
      Loss on disposition of assets ...................................             283                 541                 271
      Minority interest ...............................................             133                  --                  --
      Deferred taxes ..................................................            (277)               (931)              1,591
      Tax benefit from exercise of stock options ......................             525                  76                  --
      Accretion of interest on current obligations ....................              --                  --                  81
      Non-cash charge associated with change of control ...............              --               1,404                  --
      Changes in operating assets and liabilities:
       Accounts receivable ............................................          (2,610)              6,744              (9,121)
       Inventories ....................................................          (3,329)                446              (7,225)
       Prepaid and other current assets ...............................              93                (480)                 97
       Other non-current assets .......................................            (634)             (1,319)               (677)
       Accounts payable ...............................................          (7,591)             (2,294)              8,196
       Income taxes payable ...........................................           2,238               1,874               1,198
       Deferred compensation ..........................................             834               2,099                 268
       Accrued and other liabilities ..................................           1,561                (540)               (541)
                                                                             ----------          ----------          ----------
       Net cash provided by continuing operations .....................          13,370              21,946              12,108
       Net cash provided by discontinued operations ...................              --                  --                 812
                                                                             ----------          ----------          ----------
       Net cash provided by operating activities ......................          13,370              21,946              12,920
                                                                             ----------          ----------          ----------

Cash Flows From Investing Activities:
      Purchases of property, plant and equipment ......................          (6,547)             (2,594)             (7,916)
      Proceeds on disposition of assets ...............................              --                  --                 454
                                                                             ----------          ----------          ----------
       Net cash used in continuing operations .........................          (6,547)             (2,594)             (7,462)
       Net cash provided by discontinued operations ...................              --                  --                  26
                                                                             ----------          ----------          ----------
       Net cash used in investing activities ..........................          (6,547)             (2,594)             (7,436)
                                                                             ----------          ----------          ----------

Cash Flows From Financing Activities:
      Repayment of KeyBank Subordinated Secured term note .............              --              (9,202)             (9,731)
      (Repayment of) proceeds from Congress term note .................          (2,127)              1,604              (2,347)
      Net (repayments) borrowings on Congress revolving
        credit facility ...............................................          (4,523)            (12,085)             16,713
      Repayment of Deutsche Bank Mortgage .............................              --              (2,014)               (209)
      Payment to former owner of acquired business ....................              --                  --              (2,327)
      Repayments of other debt and long term obligations ..............          (3,400)             (2,023)             (2,758)
      Proceeds from issuance of common stock ..........................           1,270                 511                  --
                                                                             ----------          ----------          ----------
       Net cash used in continuing operations .........................          (8,780)            (23,209)               (659)
       Net cash used in discontinued operations .......................              --                  --                  --
                                                                             ----------          ----------          ----------
       Net cash used in financing activities ..........................          (8,780)            (23,209)               (659)
                                                                             ----------          ----------          ----------
Effect of exchange rate changes on cash and cash equivalents ..........           1,765                 669                  47
                                                                             ----------          ----------          ----------
Change in cash and cash equivalents ...................................            (192)             (3,188)              4,872
Cash and cash equivalents, beginning of period ........................           4,376               7,564               2,692
                                                                             ----------          ----------          ----------
Cash and cash equivalents, end of period ..............................      $    4,184          $    4,376          $    7,564
                                                                             ==========          ==========          ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest ........................................................      $      547          $    1,305          $    3,056
      Income taxes ....................................................           2,908               2,877               3,732

Supplemental disclosure of non-cash investing activity:
  Equipment acquired under capital lease obligations ..................             553                  --               1,086

                See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Business and Basis of Presentation

      Safety Components International, Inc. (including, when context requires, its consolidated subsidiaries, the "Company" or "SCI") operates in a single segment as a manufacturer of automotive airbag fabric and cushions and technical fabrics with operations principally in North America and Europe.

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

      The Change of Control triggered certain provisions of the Company's Stock Option Plan, including immediate vesting of all options and an automatic change in the exercise price of a portion of the options to $0.01. This change in exercise price constituted a modification of the Stock Option Plan and the Company was required to recognize a one-time, non-recurring compensation cost of $1.4 million for the modified options, representing 126,900 options, for the nine months ended December 31, 2003. Additionally, in lieu of re-pricing their Class A stock options, the employment agreements of certain key executives included a provision for a one-time, non-recurring bonus payable in the event of a change of control. The aggregate bonus was $1.4 million and was also recognized as an expense in 2003.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      As a result of the above transactions, the consolidated federal income tax group of the Company that existed prior to these transactions terminated and Safety Components and its subsidiaries became members of the consolidated federal income tax group of Zapata. In the first quarter of 2004, Zapata and the Company entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata consolidated federal income tax group.

      Due to exercises of options to purchase common stock of the Company, on or about March 31, 2004, the number of shares of common stock outstanding increased and, as a result, Zapata's ownership was reduced to less than 80%. As a result of Zapata's ownership of the company's outstanding common stock falling below 80%, Zapata will not consolidate the Company into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Under The Tax Sharing and Indemnity Agreement, the Company will be consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004. On January 4, 2005, the Company received notification from the Internal Revenue Service that its plan to return to the taxpayer status consistent to the periods prior to the Change of Control has been approved. The Company does not expect any material financial impact to result from the change in its tax filing status.

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

      The Company's consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries and other subsidiaries controlled by the Company. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated.

      Effective as of March 31, 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

Financial Statement Preparation

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Significant estimates made by management include allowances for doubtful accounts receivable, reserves for inventories, contingencies and other reserves, allowances for deferred tax assets, reserves for discontinued operations and assessment of asset impairment. Management believes that its estimates included in the financial statements, including for these matters, are reasonable. However, actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year

      Following the Change of Control, the Company changed its fiscal year to a calendar year end to coincide with Zapata's fiscal year end. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. The fiscal years from January 1, 2004 to December 31, 2004 and March 31, 2002 to March 29, 2003 each consisted of twelve months of operations.

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

      The Company uses SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Ineffectiveness is recognized immediately in earnings. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings.

      On December 31, 2004, the Company had no outstanding forward exchange contracts. On December 31, 2003 the Company had outstanding forward exchange contracts to purchase Mexican Pesos and Czech Korunas that met the requirements of SFAS No. 133 and were accounted for as qualifying hedges. See Note 12 for further information regarding derivative instruments entered into and executed during the twelve months ended December 31, 2004 and nine months ended December 31, 2003.

Concentration of credit risk

      The Company is subject to a concentration of credit risk relating to its trade receivables. At December 31, 2004, three customers accounted for approximately 36%, 11% and 10% of its trade receivables. At December 31, 2003, these same three customers accounted for approximately 36%, 15% and 5% of its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations.

Inventories

      Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered and are stated at the lower of cost (first-in, first-out) or market.

Property, plant and equipment

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of assets are as follows:

                Machinery and equipment ..........................          4 - 10 years
                Furniture and fixtures ...........................          3 - 5 years
                Buildings ........................................          25 - 40 years
                Leasehold improvements ...........................          Lesser of useful life or lease term

      Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized.

Tangible asset impairment

      The Company continually monitors conditions that may affect the carrying value of its tangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the fair value of the assets. When the fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, and is charged to operations in the period in which impairment is determined. Management is not aware of any events that would indicate potential impairment of its tangible assets.

Intangible assets

      At December 31, 2004, intangible assets consist of certain Company patents revalued at the "fresh start" date to fair value. Such patents are amortized over estimated lives between 15 and 20 years. Accumulated amortization at December 31, 2004 and December 31, 2003 was approximately $544,000 and $391,000, respectively. Amortization of patents is expected to approximate $155,000 per year for each of the five succeeding years. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the fair value of the assets. When the fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, and is charged to operations in the period in which impairment is determined. Management is not aware of any events that would indicate potential impairment of its intangible assets.

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Following is a summary of intangible assets (in thousands):

                                                   December 31, 2004     December 31, 2003
                                                   -----------------     -----------------
Identifiable intangible assets - patents:
Gross carrying amount                                 $     1,652           $     1,563
Accumulated amortization                                     (544)                 (391)
                                                      ---------------------------------
Net carrying amount                                   $     1,108           $     1,172
                                                      =================================

      Amortization expense for the year ended December 31, 2004, the nine months ended December 31, 2003 and the years ended March 29, 2003 was $153,000, $106,000 and $124,000, respectively.

Deferred financing costs

      Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method (which approximates the effective interest method), and are charged to interest expense in the accompanying consolidated statements of operations. Total costs deferred and included in "other assets" in the accompanying consolidated balance sheets at December 31, 2004 and December 31, 2003 were $349,000 and $401,000, respectively.

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

Revenue recognition

      The Company recognizes revenue from product sales when it has shipped the goods and title and the risk of loss has passed. Additionally, the Company accrues for estimated sales returns and other allowances at the time of shipment based upon historical experience. Actual sales returns and other allowances have not differed materially from such estimates.

Annual revenues from major customers

      The Company's net sales to three customers in the year ended December 31, 2004 aggregated approximately 30%, 24% and 8% of net sales. The Company's net sales to these same three customers in the nine months ended December 31, 2003 aggregated approximately 32%, 23% and 13% of net sales. The Company's net sales to these same three customers in the year ended March 29, 2003 aggregated approximately 32%, 21% and 19% of net sales, respectively.

Environmental expenditures

      Environmental expenditures that result from the remediation of an existing condition caused by past operations that will not contribute to current or future revenues are expensed. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. The Company's environmental expenditures for the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 29, 2003 were insignificant. Undiscounted liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated. See Note 7 for further information regarding environmental reserves.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising costs

      Advertising costs are charged to operations when incurred. Advertising costs were approximately $195,000, $81,000 and $117,000 during the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 29, 2003, respectively, and were recorded as a component of selling and marketing expenses in the accompanying consolidated statements of operations.

Shipping costs

      The costs to ship products to customers of approximately $3.7 million, $2.9 million and $2.9 million during the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 29, 2003, respectively, are included as a component of cost of sales in the accompanying consolidated statements of operations.

Research and development expenses

      Research and development costs are charged to operations when incurred and are included in operating expenses. Costs associated with design and development for fabric and airbag cushions for the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 29, 2003, were $1.5 million, $1.2 million and $1.2 million, respectively.

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

      The fair values of the original options are based upon the Black-Scholes option-pricing model, and are estimated on the date of grant with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero percent dividends; expected lives of 6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent. The fair values of the options granted at May 18, 2001 and April 1, 2002, were $4.26 and $6.44 per share, respectively. Prior to the modification, the Company's SFAS No. 123 pro-forma compensation expense would have been $1.1 million and $419,000 for the nine months ended December 31, 2003 and for the twelve months ended March 29, 2003, respectively.

      As a result of the modification, the incremental fair value of the modified options is to be estimated immediately before their terms are modified and on the date of modification. The fair values for the modified options were also based on the Black-Scholes option-pricing model, with the following assumptions used: risk free interest rate of 0.99 percent; zero percent dividends; expected life of 0.5 years; expected volatility of 83.7 percent; and an exercise price of $0.01 and $8.75. The incremental fair value of the modified options was $7.38. As a result, the incremental pro-forma compensation expense was $534,000 and $0 for the nine months ended December 31, 2003 and for the twelve months ended March 29, 2003, respectively.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                Period from
                                              Year Ended     March 30, 2003 to        Year Ended
                                         December 31, 2004   December 31, 2003     March 29, 2003
                                          (Twelve Months)       (Nine Months)      (Twelve Months)
                                         ---------------------------------------------------------
Net income (loss), as reported:              $   10,248          $    6,102          $   (8,785)
 Add: Total stock-based
  employee compensation
  expense included in reported
  net income (loss), net of tax                      --                 823                  --

 Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value method, net of tax                      --               1,650                 419
                                             --------------------------------------------------
Pro forma net income (loss):                 $   10,248          $    5,275          $   (9,204)
                                             ==================================================

Net income (loss) per share:

 Basic - as reported:                        $     1.97          $     1.23          $    (1.77)

 Basic - pro forma:                          $     1.97          $     1.06          $    (1.86)

 Diluted - as reported:                      $     1.94          $     1.19          $    (1.77)

 Diluted - pro forma:                        $     1.94          $     1.03          $    (1.86)

      There were 354,200 options outstanding as of December 31, 2004. During the year ended December 31, 2004, there were 258,300 exercised options, no forfeitures and no options were granted or expired. Of the 354,200 options outstanding at December 31, 2004, 272,500 have an exercise price of $8.75, 74,200 have an exercise price of $6.71 and 7,500 have an exercise price of $0.01, with all options having a weighted average remaining contractual life of
5.84 years. All options outstanding became fully vested upon the Change of Control and are currently exercisable.

      There were 612,500 options outstanding as of December 31, 2003. During the nine months ended December 31, 2003, there were 77,800 exercised options, forfeitures of 6,400 and 3,400 options with an exercise price of $8.75 and $6.71, respectively, and no options were granted or expired. Of the 612,500 options outstanding at December 31, 2003, 350,400 had an exercise price of $8.75, 100,300 had an exercise price of $0.01 and 161,800 had an exercise price of $6.71, with all options having a weighted average remaining contractual life of 7.10 years. All options outstanding became fully vested upon the Change of Control and are currently exercisable.

      There were 700,100 options outstanding at March 29, 2003, of which 510,100 had an exercise price of $8.75 and 190,000 had an exercise price of $6.71, with a weighted average remaining contractual life of 7.60 years; 341,767 of these options were currently exercisable with an exercise price of $8.75. Options to purchase 190,000 shares of common stock at a fair market price of $6.71 per share, to vest ratably over a period of three years from the date of grant on April 1, 2002, were granted by the Compensation Committee to employees and outside directors. There were no options exercised, forfeited or expired for the year ended March 29, 2003.

      See "New Accounting Standards" below for further information on the potential impact of new accounting guidance on stock based compensation.

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

      Foreign currency transaction gains are reflected in operations in "other income, net." During the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 29, 2003, transaction gains included in operations amounted to $677,000, $2.0 million and $3.5 million, respectively.

Fair value of financial instruments

      The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of the Company's long-term debt at December 31, 2004 and December 31, 2003 approximated fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

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

New Accounting Standards

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 151 will have on its financial position and results of operations.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 153 will have on its financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 123(R) will have on its financial position and results of operations.

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

      Following is a summary of financial information for the Company's discontinued metal and defense operations (in thousands):

                                                                   Period From
                                              Year Ended        March 30, 2003 to       Year Ended
                                          December 31, 2004     December 31, 2003     March 29, 2003
                                           (Twelve Months)        (Nine Months)       (Twelve Months)
                                           ----------------------------------------------------------
      Net sales                                 $     --            $     --                $5,435
      Discontinued operations:
        Loss on disposition, net
        of income taxes                               --                  --                 2,023(a)

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

Note 4 Composition of Certain Consolidated Balance Sheet Accounts (in thousands)

                                                                       December 31, 2004      December 31, 2003
                                                                       ----------------------------------------
Accounts receivable:
 Trade receivables, net of allowances of $892 and $445 at
   December 31, 2004 and December 31, 2003, respectively                    $ 37,547               $ 35,361
 Other                                                                         1,725                  1,748
                                                                            -------------------------------
 Total                                                                      $ 39,272               $ 37,109
                                                                            ===============================

Inventories:
 Raw materials                                                              $  7,153               $  6,273
 Work-in-process                                                               8,073                  7,089
 Finished goods                                                               11,656                 10,190
                                                                            -------------------------------
 Total                                                                      $ 26,882               $ 23,552
                                                                            ===============================

Property, plant and equipment:
 Land and buildings                                                         $ 20,479               $ 18,757
 Machinery and equipment                                                      67,238                 59,221
 Furniture and fixtures                                                        1,167                  1,396
 Construction in process                                                       2,277                    603
                                                                            -------------------------------
                                                                              91,161                 79,977
 Less - accumulated depreciation and amortization                            (42,712)               (29,549)
                                                                            -------------------------------
 Total                                                                      $ 48,449               $ 50,428
                                                                            ===============================

Note 5  Long-Term Debt  (in thousands)

                                                                              December 31, 2004    December 31, 2003
                                                                              --------------------------------------
Congress revolving credit facility due on October 8, 2006, bearing a
  variable interest rate (5.00% at December 31, 2004)                              $    105            $  4,628
Congress Term A loan due on October 8, 2006, bearing a variable interest
  rate (5.00% at December 31, 2004)                                                   2,048               4,176
KeyCorp equipment note due August, 2005                                               1,028               2,690
HVB Bank Czech Republic mortgage note due March, 2007                                 2,640               3,509
Capital equipment notes payable, with various interest rates ranging
  from 6.42% to 8.36%, maturing at various dates through March 2007                   1,171               1,028
                                                                                   ----------------------------
Total debt                                                                            6,992              16,031
Less - current portion of long-term debt                                             (3,263)             (4,214)
                                                                                   ----------------------------
Total long-term portion of debt                                                    $  3,729            $ 11,817
                                                                                   ============================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities

      The Company has a credit facility with Congress Financial Corporation (Southern), a subsidiary of Wachovia Bank, National Association ("Congress"). The Company has an aggregate $35.0 million revolving credit facility with Congress (the "Congress Revolver") expiring October 8, 2006. Under the Congress Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Congress Revolver at December 31, 2004 was $105,000. The Congress Revolver also includes a $5.0 million letter of credit facility, which was unutilized at December 31, 2004.

      In addition, the Company has a term facility with Congress (the "Congress Term A loan") under which $2.0 million was outstanding as of December 31, 2004. The Congress Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Congress Term A loan. In addition to the Congress Revolver and the Congress Term A loan, the Company also has an additional term loan (the "Congress Term B loan" and, collectively with the Congress Revolver and the Congress Term A loan, the "Congress Facilities") which is undrawn and under which $3.5 million was available as of December 31, 2004. At December 31, 2004, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Congress Revolver and the Congress Term B loan was approximately $38.4 million.

      The interest rate on the Congress Revolver and Congress Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Congress Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Congress Facilities (the "Prime Rate") or the LIBOR rate as described in the Congress Facilities, in each case with an applicable margin applied to the rate. The Congress Term B loan bears interest at the Prime Rate plus 3%. At December 31, 2004, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Congress Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

      The Congress Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At December 31, 2004, the Company was in compliance with all financial covenants. At December 31, 2004, the Company was also in compliance with all non-financial covenants other than a covenant requiring the company to dissolve certain inactive subsidiaries. The non-compliance under this covenant was waived by Congress. Substantially all assets of the Company are pledged as collateral for the borrowings under the Congress Facilities.

      In July 2004, the Company and Congress entered into an amendment to the Congress Facilities which, among other things, allows the Company to include its Romanian subsidiary and entities formed in connection with its joint venture in China within the group of affiliates to which the Company is permitted to make loans up to an aggregate specified amount. In October 2004, the Company and Congress entered into an amendment and consent to the Congress Facilities pursuant to which Congress consented to certain actions by the Company, and the Company and Congress agreed to certain amendments to the Congress Facilities, in each case in order to permit the Company to enter into its joint venture in South Africa. This amendment also, among other things, allows the Company to include the

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entity formed to conduct this joint venture within the group of affiliates to which the Company is permitted to make loans up to an aggregate specified amount.

Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage note facility dated June 4, 1997. This amendment extended the mortgage facility for five years, established an interest rate of 1.7% over EURIBOR (EURIBOR was 2.42% at December 31, 2004), requires monthly payments of approximately $89,000 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this facility.

      On July 10, 1998, the Company entered into a $10.0 million financing arrangement with KeyCorp Leasing, a division of Key Corporate Capital Inc.
("KeyCorp"). The KeyCorp financing agreement has a seven-year term, bears interest at a rate of 1.25% over LIBOR (LIBOR was 2.42% at December 31, 2004), requires monthly payments of approximately $150,000 and is secured by certain equipment located at the Company's Greenville, South Carolina facility.

      Future annual minimum principal payments of long-term debt and capital lease obligations at December 31, 2004 are due in the following fiscal years (in thousands):

                  2005                       $      3,263
                  2006                              3,284
                  2007                                445
                  2008                                 --
                  2009                                 --
                  Thereafter                           --
                                             ------------
                                             $      6,992
                                             ============

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2004, the Company and various consolidated subsidiaries of the Company are borrowers under the Congress Facilities (as defined above) and a note payable to a bank in the Czech Republic (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 Income Taxes

      The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                                                                      Period From
                                                Year Ended         March 30, 2003 to         Year Ended
                                             December 31, 2004     December 31, 2003       March 29, 2003
                                               (Twelve Months)        (Nine Months)        (Twelve Months)
                                             ------------------------------------------------------------
Current taxes:
  Federal                                           $ 1,425              $ 2,392               $ 3,529
  State                                                 223                  360                   633
  Foreign                                             3,798                1,987                 1,593

Deferred taxes:
  Federal                                                70                 (885)                  378
  State                                                  11                 (135)                  (38)
  Foreign                                               244                   89                    25
                                                    --------------------------------------------------
                                                    $ 5,771              $ 3,808               $ 6,120
                                                    ==================================================

      Income before income tax expense attributable to domestic operations is approximately $6.8 million, $4.6 million, and $11.9 million during the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 29, 2003, respectively. Income before income tax expense attributable to foreign operations is approximately $9.3 million, $5.3 million and $2.1 million during the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 29, 2003, respectively.

      The provision for income taxes differs from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes as follows:

                                                                        Period From
                                                   Year Ended        March 30, 2003 to        Year Ended
                                               December 31, 2004     December 31, 2003      March 29, 2003
                                                (Twelve Months)        (Nine Months)       (Twelve Months)
                                               -----------------------------------------------------------
Expected taxes at federal statutory rate              34%                   34%                  34%
State income taxes, net of federal benefits            1                     2                    3
Foreign earnings taxed at different rates              4                     3                    6
Deductible foreign taxes                              (3)                   --                   --
Valuation allowance on deferred tax assets             1                     1                   --
Recovery of non-taxable bankruptcy expense            --                     1                   --
Other, net                                            (1)                   (2)                   1
                                                    -------------------------------------------------
                                                      36%                   39%                  44%
                                                    =================================================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following summarizes the deferred tax assets (liabilities) recognized in the accompanying consolidated balance sheets (in thousands):

                                                                              December 31, 2004        December 31, 2003
                                                                              ------------------------------------------
Deferred tax assets (liabilities):
  Accrued compensation                                                             $      --              $     212
  Accrued insurance                                                                      204                    234
  Other accrued liabilities                                                              556                    290
  Inventory                                                                              523                    504
  Receivables                                                                            327                     99
  Property, plant and equipment                                                       (4,703)                (4,836)
  Deferred compensation                                                                1,371                  1,060
  Environmental reserves                                                                 103                    103
  Stock options                                                                           31                    389
  Capital loss carryforward                                                              795                    795
  Foreign deferred tax assets (liabilities) - other                                      451                   (114)
  Foreign net operating loss carryforwards                                                --                    550
                                                                                   --------------------------------
  Net deferred tax liabilities before valuation allowances                              (342)                  (714)
  Valuation allowance on capital loss and foreign net operating loss
    carryforwards and foreign deferred tax assets                                     (1,440)                (1,345)
                                                                                   --------------------------------
   Net deferred tax liabilities                                                    $  (1,782)             $  (2,059)
                                                                                   ================================

Recognized as follows in the accompanying consolidated balance sheets:
  Current deferred tax assets                                                      $   1,609              $   1,340
  Long-term deferred tax assets                                                          244                    112
  Long-term deferred tax liabilities                                                  (3,635)                (3,511)
                                                                                   --------------------------------
   Net deferred tax liabilities                                                    $  (1,782)             $  (2,059)
                                                                                   ================================

      Current deferred tax assets are included in "prepaid and other" assets and long-term deferred tax assets are included in "other assets" in the accompanying consolidated balance sheets.

      The net valuation allowance on capital loss and foreign deferred tax assets increased by approximately $95,000 due to the establishment of a valuation allowance for foreign deferred tax assets attributable to the Company's United Kingdom operations.

      No taxes have been  provided  relating  to the  possible  distribution  of
approximately   $26.3  million  of  undistributed   earnings  considered  to  be
permanently reinvested in foreign operations.

      Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's tax return positions are fully supportable, the Company may establish, and has established, reserves when it believes that certain tax positions are likely to be challenged and it may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors or resolution of issues. The Company's tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities and it is possible that the examination could result in assessment and payment of taxes related to these positions during 2005. Therefore, the reserves for these positions are classified as current in the accompanying consolidated balance sheet.

      The Company does not expect any material impact on its financial statements from the American Jobs Creation Act of 2004.

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

Leases

      The Company has non-cancelable leases for equipment and office space that expire at various dates through 2010. The net present value of the capital lease obligations is included as part of the Company's total long-term debt described above in Note 5. Certain of the lease payments are subject to adjustment for inflation. The Company incurred rent expense of $1.7 million, $1.3 million and $2.0 million for the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 29, 2003, respectively.

      Future annual minimum lease payments for all non-cancelable leases as of December 31, 2004 are as follows (in thousands):

                                                             Capital   Operating
                                                             -------------------
            2005                                             $  561      $  660
            2006                                                529         384
            2007                                                154         225
            2008                                                 --          49
            2009                                                 --          15
            Thereafter                                           --           7
                                                             -------------------
            Total minimum lease payments                      1,244      $1,340
                                                                         ======
            Amount representing interest                         73
                                                             ------
            Net present value of minimum lease payments      $1,171
                                                             ======

Environmental issues

            An undiscounted reserve of $277,000 has been included in "other long-term liabilities" on the accompanying consolidated balance sheets for estimated future environmental expenditures related to the Company's facility in Greenville, South Carolina (the "Greenville facility") for conditions existing prior to the Company's ownership of the facility. Such reserve was established at the time the Company acquired the facility, and the amount was determined by reference to the results of a Phase II study performed at the Greenville facility. In addition, the Greenville facility has been identified along with numerous other parties as a Potentially Responsible Party ("PRP") at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company will not be material.

      The Company has received a General Notice of Potential Liability letter from the U.S. Environmental Protection Agency ("EPA"), dated November 22, 2004, addressed to Valentec Wells, LLC, an inactive subsidiary ("Valentec Wells") of the Company, regarding the RRGClayton Chemical Site (the "Site"). The EPA Notice states that

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the agency has received information indicating that Valentec Wells is a PRP for the Site pursuant to the Comprehensive Environmental Response Compensation and Liability Act. The EPA letter indicates that Valentec Wells is one of 73 PRPs that were selected to receive this Notice as the alleged largest contributors of waste to the Site. The EPA Notice invited Valentec Wells to attend PRP meetings in early December 2004 and to respond indicating the company's willingness to perform or finance remedial response activities at the Site. In subsequent communications, EPA has alleged that Valentec Wells may be connected to the Site through another corporation. The Company has requested that EPA provide any information in its possession related to the alleged successor relationship between Valentec Wells and the other company. As of the date of this Annual Report on Form 10-K, no information has been provided by the EPA and the Company's inquiry into this matter has not confirmed any corporate relationship between Valentec Wells and the other company, nor has it revealed any information to indicate that Valentec Wells ever sent wastes to the Site. The Company will continue to review this matter. At this time, the Company is unable to predict the outcome or reasonably estimate a range of possible loss.

      Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued are expected to be required for the Company's environmental control efforts and the final outcomes of these matters are not expected to have a material adverse effect on the Company's financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based on the advice of independent consultants on environmental matters.

Note 8 Product and Geographic Information

      The Company operates in a single segment as a manufacturer of automotive airbag fabric and cushions and technical fabrics with operations principally in North America and Europe. The Company attributes its revenues from external customers based on the location of its sale contracts and long-lived assets to a particular country based on the location of each of the Company's production facilities. Summarized financial information by product type and geographic area is as follows:

Revenues from External Customers:

                                                             Period From
                                        Year ended        March 30, 2003 to       Year ended
                                     December 31, 2004    December 31, 2003     March 29, 2003
                                      (Twelve Months)       (Nine Months)       (Twelve Months)
                                     ---------------------------------------------------------
      United States
          Airbag Cushions                 $ 59,442             $ 47,899             $ 68,022
          Airbag Fabric                     26,221               25,321               40,235
          Technical Fabric                  28,552               18,669               22,471

      Germany
          Airbag Cushions                   96,544               64,994               72,811

      United Kingdom
          Airbag Cushions                   37,124               26,783               40,799
                                          --------------------------------------------------

      Total Net Sales                     $247,883             $183,666             $244,338
                                          ==================================================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long Lived Assets:

                                         December 31, 2004    December 31, 2003
                                         ---------------------------------------

      United States                          $ 17,069             $ 16,141

      Mexico                                    4,961                4,943

      Germany                                  13,193               13,621

      Czech Republic                           14,357               15,654

      Other European Countries                     --                1,435
                                        ----------------------------------------

      Total Long-lived Assets                $ 49,580             $ 51,794
                                        ========================================

      Long-lived assets include property, plant and equipment, intangible assets and certain other specified assets.

Note 9 Employee Benefit Plans

      The Company has a defined contribution plan for eligible employees which provides for discretionary employer contributions. The Company expensed approximately $224,000, $171,000 and $254,000 during the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 29, 2003, respectively, to the 401(k) Plan.

      The Company established the Safety Components International, Inc. Executive Deferral Program (the "Deferral Program") for the benefit of certain key executive employees. The Deferral Program provides for participants to defer any portion of their cash compensation until some future point in time. The participants' contributions to the Deferral Program are immediately 100% vested. Under the provisions of the Deferral Program, a trust was established to maintain the amounts deferred by the participants. Additionally, the Company funds an amount equal to the exercise price of the options associated with the deferred compensation, which is payable by the employee upon exercise. The assets of the trust are included in "assets held in deferred compensation plan" and the related amounts due to the participants are included in "deferred compensation" in the accompanying consolidated balance sheets. The amounts included in "assets held in deferred compensation plan" were $4.4 million and $3.3 million, and included in "deferred compensation" were $3.7 million and $2.8 million at December 31, 2004 and December 31, 2003, respectively.

Note 10 Equity Securities

Preferred Stock

      The Company has 5,000,000 shares of preferred stock authorized and no shares issued at December 31, 2004 and December 31, 2003. The Company's board of directors is authorized to provide for the issuance of the preferred stock in the future, with voting powers, dividend rate, redemption terms, repayment, conversion terms, restrictions, rights and with such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at time of issuance.

Common Stock and Warrants

      The Company has 5,336,100 and 5,077,800 shares of common stock issued, 5,295,778 and 5,037,478 shares of common stock outstanding, and 40,322 shares of treasury stock at December 31, 2004 and December 31, 2003, respectively.
Warrants were granted pursuant to the Plan to purchase 681,818 shares of the Company's common stock. These warrants had an exercise price of $19.99 per share and expired on April 10, 2003.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 Reconciliation to Diluted Earnings per Share (in thousands)

      The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                             Period From
                                                          Year ended      March 30, 2003 to      Year ended
                                                      December 31, 2004   December 31, 2003    March 29, 2003
                                                       (Twelve Months)      (Nine Months)     (Twelve Months)
                                                      -------------------------------------------------------
Net income (loss)                                          $10,248              $ 6,102            $(8,785)
                                                           =======              =======            =======

Weighted average number of common shares used
  in basic earnings per share                                5,206                4,973              4,960
Effect of dilutive securities:
  Stock options                                                 88                  146                 --
                                                           -------              -------            -------
Weighted average number of common shares and
  Dilutive potential common stock used in diluted
  earnings per share                                         5,294                5,119              4,960
                                                           =======              =======            =======

      At December 31, 2004 options on 354,200 shares of common were considered dilutive and therefore were included in computing diluted earnings per share. These constituted all common stock equivalents at year-end. Options on 700,100 shares of common stock were not included in computing diluted earnings per share at March 29, 2003, because their effects were antidilutive.

Note 12 Derivatives and Hedging

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company periodically enters into forward contracts to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. The Company recorded a credit to net earnings of approximately $80,000 for the twelve months ended December 31, 2004 on these forward contracts. At December 31, 2004, the Company had no such outstanding forward exchange contracts. At December 31, 2003, the Company had outstanding forward exchange contracts that matured between January and March 2004 to purchase Mexican pesos with an aggregate notional amount of approximately $2.7 million. The fair values of these contracts at December 31, 2003 totaled approximately $52,000, which was recorded as a liability on the Company's Consolidated Balance Sheets in "other current liabilities." The Company recorded a credit to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $52,000 was included in "accumulated other comprehensive income" at December 31, 2003.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company periodically enters into forward contracts to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. The Company recorded a charge to net earnings of approximately $141,000 for the twelve months ended December 31, 2004 on these forward contracts. At December 31, 2004, the Company had no such outstanding forward exchange contracts. At December 31, 2003, the Company had outstanding forward exchange contracts that matured between January and March 2004 to purchase Czech Korunas with an aggregate notional amount

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of approximately $2.1 million. The fair values of these contracts at December 31, 2003 totaled approximately $100,000, which was recorded as a liability on the Company's balance sheet in "other current liabilities." The Company recorded a charge to earnings of approximately $47,000 for the nine months ended December 31, 2003 and the unrealized loss on these forward contracts of approximately $89,000 was included in "accumulated other comprehensive income" at December 31, 2003.

Note 13 Related Party Transactions

      On March 19, 2004, Zapata and the Company entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata consolidated federal income tax group. Pursuant to the Tax Sharing and Indemnity Agreement, the Company is required to pay Zapata its share of federal income taxes, if any. In addition, each party is required to reimburse the other party for its use of either party's tax attributes. Similar provisions apply under the Tax Sharing and Indemnity Agreement to other taxes, such as state and local income taxes. Accordingly, the Company paid approximately $675,000 to Zapata in 2004 for taxes related to 2003. Due to exercises of options to purchase common stock of the Company, on or about March 31, 2004, the number of shares of common stock outstanding increased and, as a result, Zapata's ownership was reduced to less than 80%. As a result of Zapata's ownership of the company's outstanding common stock falling below 80%, Zapata will not consolidate the Company into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Under The Tax Sharing and Indemnity Agreement, the Company will be consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004.

Note 14 Transitional Period Operating Results

      The following table compares the statement of operations data for the twelve months ended December 31, 2004 with the twelve months ended December 31, 2003 for information purposes only (in thousands):

                                                                                            Twelve Months
                                                                     Twelve Months              Ended
                                                                         Ended            December 31, 2003
                                                                  December 31, 2004           (Unaudited)
                                                                  -----------------------------------------

Net sales                                                              $ 247,883               $ 247,142
Gross profit                                                              36,746                  34,750
Income from operations                                                    15,459                  13,825
Provision for income taxes                                                 5,771                   5,472
Income from continuing operations                                         10,248                   8,862
Loss on disposition of discontinued operations                                --                    (660)
                                                                       ---------------------------------
Net income                                                             $  10,248               $   8,202
                                                                       =================================

Net income per common share, basic:
 Income from continuing operations                                     $    1.97               $    1.78
 Loss on disposition of discontinued operations                               --                   (0.13)
                                                                       ---------------------------------
Net income per common share, basic                                     $    1.97               $    1.65
                                                                       =================================

Net income per common share, diluted:
 Income from continuing operations                                     $    1.94               $    1.78
 Loss on disposition of discontinued operations                               --                   (0.13)
                                                                       ---------------------------------
Net income per common share, diluted                                   $    1.94               $    1.65
                                                                       =================================

Weighted average number of shares outstanding, basic                       5,206                   4,960

Weighted average number of shares outstanding, diluted                     5,294                   4,960

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15  Unaudited Quarterly Results

      Unaudited quarterly financial information for the year ended December 31, 2004 and the nine months ended December 31, 2003 is set forth below (in thousands, except per share data).

                                                                Quarter Ended
                                              ------------------------------------------------------
                                              March 31,     June 30,     September 30,  December 31,
                                                2004          2004            2004          2004
                                              ------------------------------------------------------
Year Ended December 31, 2004
Net sales                                     $ 69,231      $ 65,858        $ 56,172      $ 56,622
Gross profit                                    11,203        10,524           8,473         6,546
Income from operations                           5,932         5,605           2,460         1,462
Net income                                       3,123         3,843           1,922         1,360
Net income per share, basic                       0.62          0.73            0.37          0.26
Net income per share, diluted                     0.60          0.72            0.36          0.26

                                                           Quarter Ended
                                               ---------------------------------------
Nine Month Period from                         June 28,   September 27,   December 31,
March 30, 2003 to December 31, 2003              2003          2003           2003
                                               ---------------------------------------
Net sales                                     $ 67,416      $ 52,747        $ 63,503
Gross profit                                    10,586         5,028          10,484
Income (loss) from operations                    6,295        (1,255)*         4,259
Net income (loss)                                4,380        (1,491)          3,213
Net income (loss) per share, basic                0.88         (0.30)           0.65
Net income (loss) per share, diluted              0.88         (0.30)           0.61

* - See Note 1 - "Change of Control" for impact of the Zapata purchase for quarter ended September 27, 2003.

Note 16  Subsequent Events

      On January 4, 2005, the Company announced it had signed an agreement to form a joint venture with Kingsway International Limited, an entity associated with Huamao (Xiamen) Technical Textile Co., Ltd. ("Huamao") which manufactures airbag fabrics, in China (the "China Joint Venture"). The Company anticipates that the China Joint Venture, which has not yet commenced commercial production, will produce automotive airbag cushions in China utilizing the fabrics produced by Huamao. Pursuant to a technology transfer and joint venture agreement, the Company will provide technical assistance to its partner in the development of airbag fabrics. Production is intended to satisfy the Chinese domestic market. The Company owns 65% of the entity formed to conduct the operations of the China Joint Venture. Pursuant to the joint venture agreement, the Company has the intention, but not an obligation, for funding of its China Joint Venture through potential loan or capital contributions of up to $6.5 million as of December 31, 2004.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         Schedule II - Valuation and Qualifying Accounts (in thousands)

                                                                             Additions
                                                                             Charged to
                                                              Beginning      Costs and         Deductions/       Ending
                                                               Balance        Expenses          Write-Offs       Balance
                                                              -----------------------------------------------------------
For the year ended March 29, 2003:
  Allowance for doubtful accounts                             $     228      $     295          $    (107)      $     416
  Valuation reserves on inventory                                 1,650           (574)(a)             --           1,076
  Reserve on deferred tax assets                                  1,285          1,030                 --           2,315
                                                              -----------------------------------------------------------
                                                              $   3,163      $     751          $    (107)      $   3,807
                                                              ===========================================================

For the period from March 30, 2003 to December 31, 2003:
  Allowance for doubtful accounts                             $     416      $     622          $    (593)      $     445
  Valuation reserves on inventory                                 1,076            600(a)              --           1,676
  Reserve on deferred tax assets                                  2,315             92             (1,062)          1,345
                                                              -----------------------------------------------------------
                                                              $   3,807      $   1,314          $  (1,655)      $   3,466
                                                              ===========================================================

For the year ended December 31, 2004:
  Allowance for doubtful accounts                             $     445      $     469          $     (22)      $     892
  Valuation reserves on inventory                                 1,676           (175)(a)             --           1,501
  Reserve on deferred tax assets                                  1,345            645               (550)          1,440
                                                              -----------------------------------------------------------
                                                              $   3,466      $     939          $    (572)      $   3,833
                                                              ===========================================================

(a) - Represents net change of inventory allowances