Form 10-Q
period 2005-03-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 2005-05-03
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of April 30, 2005 was 5,370,147.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The financial statements noted in Item 1 below relate to Safety Components International, Inc. and its subsidiaries.

        ITEM 1. FINANCIAL STATEMENTS                                        PAGE
                                                                            ----
                Consolidated Balance Sheets as of March 31, 2005
                (unaudited) and December 31, 2004                             3

                Unaudited Consolidated Statements of Operations for the
                three-month periods ended March 31, 2005 and March 31, 2004   4

                Unaudited Consolidated Statements of Cash Flows for the
                three-month periods ended March 31, 2005 and March 31, 2004   5

                Notes to Unaudited Consolidated Financial Statements          6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                11

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                            15

        ITEM 4. CONTROLS AND PROCEDURES                                      16

PART II OTHER INFORMATION                                                    17

        ITEM 1. LEGAL PROCEEDINGS                                            17

        ITEM 5. OTHER INFORMATION                                            17

        ITEM 6. EXHIBITS                                                     17

SIGNATURES                                                                   18

Private Securities Litigation Reform Act of 1995

      The discussion in this report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those relating to the impact of competitive products and pricing, dependence of revenues upon several major module suppliers; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends, including the marketplace for airbag related products; the ability of Safety Components to effectively control costs and to satisfy customers on timeliness and quality; approval by automobile manufacturers of airbag cushions currently in production; pricing pressures and labor strikes. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                                March 31, 2005    December 31, 2004
                                                                                                --------------    -----------------
                                                                                                  (unaudited)            (1)
ASSETS

Current assets:
  Cash and cash equivalents .................................................................      $     8,307       $     4,184
  Accounts receivable, net ..................................................................           39,774            39,272
  Inventories, net ..........................................................................           24,595            26,882
  Assets held in deferred compensation plan .................................................            4,706             4,361
  Prepaid and other .........................................................................            2,300             2,653
                                                                                                   -----------       -----------
      Total current assets ..................................................................           79,682            77,352

Property, plant and equipment, net ..........................................................           45,482            48,449
Identifiable intangible assets, net .........................................................            1,009             1,108
Other assets ................................................................................              557               617
                                                                                                   -----------       -----------
      Total assets ..........................................................................      $   126,730       $   127,526
                                                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................................................      $    14,009       $    16,828
  Accrued salaries and benefits .............................................................            3,872             4,270
  Deferred compensation .....................................................................            3,918             3,666
  Accrued and other current liabilities .....................................................            4,688             4,486
  Income taxes payable ......................................................................            6,009             6,715
  Current portion of long-term debt .........................................................            2,745             3,263
                                                                                                   -----------       -----------
      Total current liabilities .............................................................           35,241            39,228

Long-term debt, net of current maturities ...................................................            6,453             3,729
Deferred income taxes .......................................................................            3,255             3,635
Other long-term liabilities .................................................................              277               277
                                                                                                   -----------       -----------
      Total liabilities .....................................................................           45,226            46,869
                                                                                                   -----------       -----------

Commitments and contingencies

Minority interest ...........................................................................               35               133

Stockholders' equity:
  Preferred stock: 5,000,000 shares authorized and unissued .................................               --                --
  Common stock:  $0.01 par value per share - 20,000,000 shares authorized; 5,370,147 and
    5,295,778 shares outstanding at March 31, 2005 and December 31, 2004, respectively ......               54                53
  Additional paid-in-capital ................................................................           55,496            54,660
  Treasury stock: 40,322 shares at cost .....................................................             (411)             (411)
  Retained earnings .........................................................................           15,094            12,904
  Accumulated other comprehensive income ....................................................           11,236            13,318
                                                                                                   -----------       -----------
      Total stockholders' equity ............................................................           81,469            80,524
                                                                                                   -----------       -----------
      Total liabilities and stockholders' equity ............................................      $   126,730       $   127,526
                                                                                                   ===========       ===========

(1) Derived from the audited consolidated balance sheet as of December 31, 2004.

            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                                               Quarter Ended    Quarter Ended
                                                                               March 31, 2005   March 31, 2004
                                                                               --------------   --------------
Net sales ..................................................................      $  58,612        $  69,231
Cost of sales, excluding depreciation ......................................         48,024           55,601
Depreciation ...............................................................          2,450            2,791
                                                                                  ---------        ---------
       Gross profit ........................................................          8,138           10,839

Selling, general and administrative expenses ...............................          4,371            4,907
                                                                                  ---------        ---------
       Income from operations ..............................................          3,767            5,932

Other expense, net .........................................................            439              215
Interest expense ...........................................................            175              212
                                                                                  ---------        ---------
       Income from operations before income taxes and minority interest ....          3,153            5,505

Provision for income taxes .................................................          1,088            2,382
Minority interest in loss of consolidated subsidiaries .....................           (125)              --
                                                                                  ---------        ---------
Net income .................................................................      $   2,190        $   3,123
                                                                                  =========        =========

Net income per common share, basic .........................................      $    0.41        $    0.62
                                                                                  =========        =========

Net income per common share, diluted .......................................      $    0.40        $    0.60
                                                                                  =========        =========

Weighted average number of shares outstanding, basic .......................          5,329            5,043
                                                                                  =========        =========

Weighted average number of shares outstanding, diluted .....................          5,425            5,167
                                                                                  =========        =========

            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)

                                                                   Quarter Ended    Quarter Ended
                                                                   March 31, 2005   March 31, 2004
                                                                   --------------   --------------
Cash Flows From Operating Activities:
  Net income ....................................................     $   2,190       $   3,123
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ..............................         2,490           2,829
     Provision for bad debts ....................................           137             114
     Loss on disposition of assets ..............................            --              33
     Minority interest ..........................................          (125)             --
     Deferred taxes .............................................          (154)            378
     Tax benefit from exercise of stock options .................           187             219
     Changes in operating assets and liabilities:
       Accounts receivable ......................................          (639)        (10,648)
       Inventories ..............................................         2,287             520
       Prepaid and other current assets .........................          (124)             75
       Other non-current assets .................................            33            (402)
       Accounts payable .........................................        (2,819)           (932)
       Income taxes payable .....................................          (706)          1,139
       Deferred compensation ....................................           252             391
       Accrued and other liabilities ............................          (228)          1,905
                                                                      ---------       ---------
       Net cash provided by (used in) operating activities ......         2,781          (1,256)
                                                                      ---------       ---------

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment .................          (638)           (869)
                                                                      ---------       ---------
       Net cash used in investing activities ....................          (638)           (869)

Cash Flows From Financing Activities:
     Repayment of Wachovia term note ............................          (134)           (216)
     Net borrowings on Wachovia revolving credit facility .......         3,350           3,222
     Repayments of other debt and long-term obligations .........          (879)           (664)
     Proceeds from issuance of common stock .....................           650             760
                                                                      ---------       ---------
        Net cash provided by financing activities ...............         2,987           3,102
                                                                      ---------       ---------
Effect of exchange rate changes on cash and cash equivalents ....        (1,007)            (54)
                                                                      ---------       ---------
Change in cash and cash equivalents .............................         4,123             923
Cash and cash equivalents, beginning of period ..................         4,184           4,376
                                                                      ---------       ---------
Cash and cash equivalents, end of period ........................     $   8,307       $   5,299
                                                                      =========       =========

            See notes to unaudited consolidated financial statements.

Note 1 Basis of Presentation

      The unaudited consolidated financial statements included herein have been prepared by Safety Components International, Inc. and its subsidiaries ("Safety Components" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, Safety Components believes that the disclosures included herein are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

The Company

      The Company is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. The Company has recently entered into joint ventures to produce products in China and South Africa, although commercial production has not yet commenced in either of these locations. The Company sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. The Company is also a manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as fire service apparel, ballistics material for luggage, filtration and military tents. See the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for additional information on the Company's business and its establishment of joint ventures.

Segment Information

      The Company uses Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" to account for business segments. The Company sells similar products (airbag cushions, airbag fabrics and technical fabrics), generates similar margins on these products, uses similar processes in producing the products and sells the products to similar classes of customers. As a result of these similar characteristics and the way the business is managed, the Company has aggregated the results into a single segment for purposes of reporting financial condition and results of operations.

Stock Based Compensation

      On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to shareholder approval. The Stock Option Plan provides for the issuance of options to purchase up to an aggregate of 900,000 shares of the Company's common stock to key officers, employees, directors and consultants of the Company or its affiliates. Unless designated otherwise by the Compensation Committee of the Board of Directors, options granted pursuant to the Stock Option Plan are intended to be non-statutory stock options. The Compensation Committee determines the exercise price and the term of options granted pursuant to the Stock Option Plan at the time of grant. Each award is determined by the Compensation Committee on an individual basis. Options to purchase a total of 510,100 shares of common stock at a fair market price of $8.75 per share (subject to adjustment in certain circumstances), to vest ratably over a period of three years from the date of grant on May 18, 2001, were granted by the Compensation Committee to 22 employee participants and to the outside directors under the Stock Option Plan. Additional options to purchase 190,000 shares of common stock at a fair market price of $6.71 per share, to vest ratably over a period of three years from the date of grant on April 1, 2002, were granted by the Compensation Committee to employees and outside directors. All options expire on October 31, 2010.

      The Company applies the principles of Accounting Principles Board Opinion ("APB") No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. As all options were fully vested at September 27, 2003 and no further options were granted subsequent to September 27, 2003, a reconciliation of net income affected by pro-forma fair value compensation cost is not disclosed for any periods subsequent to September 27, 2003.

      There were 279,900 and 439,167 options outstanding as of March 31, 2005 and March 31, 2004, respectively. During the quarter ended March 31, 2005, there were exercises of 74,369 options, and no options expired or were forfeited or granted. Of the 279,900 options outstanding at March 31, 2005, 198,200 have an exercise price of $8.75, 7,500 have an exercise price of $0.01 and 74,200 have an exercise price of $6.71, with all options having a weighted average remaining contractual life of 5.59 years. All options outstanding are fully vested and are currently exercisable.

Note 2 Inventories

      Inventories reported on the Company's balance sheets were as follows (in thousands):

                                          March 31, 2005   December 31, 2004
                                          ----------------------------------
                                             (unaudited)
         Raw materials                        $  5,819          $  7,153
         Work-in-process                         7,982             8,073
         Finished goods                         10,794            11,656
                                              --------------------------
           Total                              $ 24,595          $ 26,882
                                              ==========================

Note 3 Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern). The Company has an aggregate $35.0 million revolving credit facility with Wachovia (the "Wachovia Revolver") expiring October 8, 2006. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at March 31, 2005 was $3.5 million and is included in long-term debt, net of current maturities on the Company's consolidated balance sheet. The Wachovia Revolver also includes a $5.0 million letter of credit facility, which was unutilized at March 31, 2005.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.9 million was outstanding as of March 31, 2005. At March 31, 2005, $534,000 of the $1.9 million outstanding was included in current portion of long-term debt on the Company's consolidated balance sheet. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. In addition to the Wachovia Revolver and the Wachovia Term A loan, the Company also has an additional term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $3.0 million was available as of March 31, 2005. At March 31, 2005, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $34.5 million.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. The Wachovia Term B loan bears interest at the Prime

Rate plus 3%. At March 31, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

      Under the Wachovia Revolver and Wachovia Term A loan, the Company is subject to a covenant that requires it to maintain a certain tangible net worth. To the extent that the Company has borrowings outstanding under the Wachovia Term B loan, it is subject to additional financial covenants that require the
Company: (i) to maintain EBITDA of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount,
(iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, the Company would be required to repay the Wachovia Term B loan to the extent of certain excess cash flow.

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 31, 2005, the Company was in compliance with all financial covenants. At March 31, 2005, the Company was also in compliance with all non-financial covenants or had obtained a waiver of non-compliance from Wachovia. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

Note 4 Reconciliation to Diluted Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable upon the exercise of options. A reconciliation of basic and diluted weighted average shares outstanding is presented below (unaudited):

                                                            Quarter ended    Quarter ended
                                                            March 31, 2005   March 31, 2004
                                                            -------------------------------
         Weighted average number of common shares used
           in basic earnings per share                            5,329           5,043
         Effect of dilutive stock options                            96             124
                                                                -------         -------
         Weighted average number of common shares and
           potentially dilutive common shares outstanding
           used in diluted earnings per share                     5,425           5,167
                                                                =======         =======

Note 5 Comprehensive Income

      The components of comprehensive income are as follows (unaudited) (in thousands):

                                                             Quarter ended   Quarter ended
                                                            March 31, 2005   March 31, 2004
                                                            -------------------------------
         Net income                                             $ 2,190         $ 3,123
         Foreign currency translation adjustment                 (2,141)           (883)
         Unrealized gain on hedging transactions, net of
             taxes                                                   59              --
         Reclassification adjustment for losses in net
             income                                                  --             152
                                                                -----------------------
           Comprehensive income                                 $   108         $ 2,392
                                                                =======================

Note 6 Contingencies

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2005, the Company had outstanding forward exchange contracts that mature between April 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $6.3 million. The fair values of these contracts at March 31, 2005 totaled approximately $9,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

      Certain intercompany sales at the Company's Czech Republic facility are denominated and settled in Euros. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on March 3, 2005 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2005, the Company had outstanding forward exchange contracts that mature between April 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $4.2 million. The fair values of these contracts at March 31, 2005 totaled approximately $74,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

Note 8 Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2005, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to forward hedge contracts for foreign currency with a U.S. bank (together, the "Guarantee Facilities"). The Guarantee Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Guarantee Facilities. The guarantees are in effect for the duration of the related Guarantee Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Note 9 New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005, which begins on January 1, 2006 for calendar year filers such as the Company. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 123(R) will have on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The following discussion and analysis of the Company's financial condition and results of operations are based on the Company's unaudited Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The Company's critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

      Judgments are based on management's assessment as to the effect certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in the unaudited Consolidated Financial Statements. It is important that the reader of the unaudited financial statements understands that actual results could differ from these estimates, assumptions and judgments.

      There have been no changes in the nature of the Company's critical accounting policies or the application of those policies since December 31, 2004.

Results of Operations

      The following summarizes the results of operations for the Company for the quarters ended March 31, 2005 and March 31, 2004.

         (In thousands)
                                                Quarter ended     Quarter ended
                                                March 31, 2005    March 31, 2004
                                                --------------------------------
Net sales                                          $ 58,612          $ 69,231
Cost of sales, including depreciation                50,474            58,392
Selling, general and administrative expenses          4,371             4,907
Other expense, net                                      439               215
Interest expense                                        175               212
Provision for income taxes                            1,088             2,382
Net income                                            2,190             3,123

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004.

      NET SALES. Net sales decreased $10.6 million, or 15.3%, to $58.6 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. North American operations' net sales decreased approximately $4.3 million, or 13.9%, compared to the quarter ended March 31, 2004, with the decrease principally due to decreased demand in the North America automotive market. Net sales for European operations decreased $6.3 million, or 16.6%, resulting from decreased overall demand in the automotive market and decisions by certain customers to insource production of certain programs. This decrease in net sales was partially offset by the $1.3 million favorable effect of changes in foreign currency exchange rates compared to the quarter ended March 31, 2004.

      COST OF  SALES,  INCLUDING  DEPRECIATION.  Cost of  sales  decreased  $7.9 million, or 13.6%, to $50.5 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The decrease was attributable to North American operations' cost of sales decreasing approximately $3.2 million, or 12.4%, and European operations' cost of sales decreasing $4.7 million, or 14.4%, compared to the quarter ended March 31, 2004. The overall decrease in cost of sales is primarily attributable to the decrease in net sales in the corresponding time periods. Cost of sales as a percentage of net sales increased to 86.1% for the quarter ended March 31, 2005 from 84.3% for the quarter ended March 31, 2004. The increase in cost of sales as a percentage of net sales is a result of a relative increase as a percentage of net sales of the fixed cost component of cost of sales which was not reduced commensurate with the decrease in net sales in the corresponding time periods, as well as inflationary increases on raw materials and supplies, offset by a decrease in depreciation expense of approximately $341,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $536,000, or 10.9%, to $4.4 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The decrease in selling, general and administrative expenses is attributable to reduced professional services and the one-time charge associated with the closure of the Company's U.K. facility of approximately $300,000 recorded in the quarter ended March 31, 2004. Additionally, the Company incurred costs of approximately $240,000 related to the ongoing joint venture pre-production activities in South Africa and China. Expenses from pre-production activities are expected to continue until commercial production begins at these joint venture facilities, which is expected to occur in the second half of 2005. Selling, general and administrative expenses as a percentage of net sales increased to 7.5% for the quarter ended March 31, 2005 from 7.1% for the quarter ended March 31, 2004 due to the corresponding decrease in net sales in the quarter as a result of certain fixed costs that were not reduced commensurate with the decrease in net sales.

      OTHER EXPENSE, NET. The Company recognized other expense, net of $439,000 for the quarter ended March 31, 2005 compared to $215,000 for the quarter ended March 31, 2004. Other expense, net is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between the Company's European subsidiaries and the U.S. parent company. Net foreign transaction losses during the quarter ended March 31, 2005 resulted from changes in foreign currency exchange rates of approximately 3.9% from those at December 31, 2004.

      INTEREST EXPENSE. Interest expense decreased $37,000, or 17.5%, to $175,000 for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The decrease is attributable to average outstanding debt decreasing to $8.1 million from $17.1 million, offset by the average weighted interest rate for all Company debt increasing to 5.11% from 3.68% for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. Because a substantial portion of the Company's debt carries interest rates based on the prime rate, such increase in the Company's average weighted interest rate is primarily attributable to increases totaling 150 basis points in the prime rate over the past 12 months.

      PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended March 31, 2005 was approximately $1.1 million compared to approximately $2.4 million for the quarter ended March 31, 2004. The Company's effective tax rate for the quarter ended March 31, 2005 was 34.5% compared to 43.3% for the quarter ended March 31, 2004. The lower effective tax rate for the quarter ended March 31, 2005 is a result of foreign taxes related to its German operation that are deductible and certain non-taxable income at the Company's Mexico operations.

      NET INCOME. The Company's net income was $2.2 million for the quarter ended March 31, 2005 compared to $3.1 million for the quarter ended March 31, 2004. This change in net income resulted from a combination of the items discussed above.

Liquidity and Capital Resources

Cash Flows

      Net cash provided by operating activities was approximately $2.8 million for the quarter ended March 31, 2005, compared to cash used in operating activities of $1.3 million in the comparable period in the prior year. The cash provided by operating activities resulted principally from net income plus the effect of non-cash charges offset by changes in working capital. The cash used in operating activities in the comparable period of the prior year was primarily due to income from operations combined with non-cash additions of depreciation and deferred taxes, offset by a net decrease in cash from operating assets and liability balances since December 31, 2003.

      Net cash used in investing activities was approximately $638,000 for the quarter ended March 31, 2005, compared to net cash used in investing activities of approximately $869,000 for the comparable period in the prior year. Capital expenditures in the current and prior years were necessitated primarily by new programs awarded by customers. The Company expects to spend approximately $11.0 million for the remainder of 2005 on capital expenditures, including approximately $2.0 million on its joint ventures in South Africa and China. In 2004 the Company's capital expenditures were approximately $6.5 million.

      Net cash provided by financing activities was approximately $3.0 million in the quarter ended March 31, 2005, compared to net cash provided by financing activities of $3.1 million for the comparable period in the prior year. Net cash provided by financing activities for the quarter ended March 31, 2005 is attributable to the Company's net borrowings on its revolving credit facility and cash receipts from the exercise of stock options by certain of the Company's employees. Net borrowings under credit facilities in the quarter ended March 31, 2005 were used to fund increases in working capital and to make payments on various other long-term obligations.

      The Company's capital expenditure and working capital requirements are expected to be funded through a combination of cash flows from operations, equipment financing and borrowings under the Company's credit facilities. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months.

      The activities discussed above in conjunction with the unfavorable effects of foreign exchange rates of $1.0 million, resulted in a net increase in cash and cash equivalents of approximately $4.1 million in the quarter ended March 31, 2005.

Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern). The Company has an aggregate $35.0 million revolving credit facility with Wachovia (the "Wachovia Revolver") expiring October 8, 2006. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at March 31, 2005 was $3.5 million and is included in long-term debt, net of current maturities on the Company's consolidated balance sheet. The Wachovia Revolver also includes a $5.0 million letter of credit facility, which was unutilized at March 31, 2005.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.9 million was outstanding as of March 31, 2005. At March 31, 2005, $534,000 of the $1.9 million outstanding was included in current portion of long-term debt on the Company's consolidated balance sheet. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. In addition to the Wachovia Revolver and the Wachovia Term A loan, the Company also has an additional term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $3.0 million was available as of March 31, 2005. At March 31, 2005, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $34.5 million.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. At March 31, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

      Under the Wachovia Revolver and Wachovia Term A loan, the Company is subject to a covenant that requires it to maintain a certain tangible net worth. To the extent that the Company has borrowings outstanding under the Wachovia Term B loan, it is subject to additional financial covenants that require the
Company: (i) to maintain EBITDA of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount,
(iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, the Company would be required to repay the Wachovia Term B loan to the extent of certain excess cash flow.

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 31, 2005, the Company was in compliance with all financial covenants. At March 31, 2005, the Company was also in compliance with all non-financial covenants other than a covenant requiring the company to dissolve certain inactive subsidiaries. The non-compliance under this covenant was waived by Wachovia. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at March 31, 2005.

                                               Payments due by Period (in thousands)
                                      --------------------------------------------------------
                                                  Less than    1 - 3        3 - 5    More than
      Contractual obligations           Total      1 year      years        years     5 years
                                      --------------------------------------------------------
        Long-term debt                $  8,779    $  2,658    $  6,121    $     --    $     --
        Capital lease obligations        1,119         582         537          --          --
        Operating leases                 2,043         917       1,000         126          --
        Purchase obligations            10,568      10,568          --          --          --
                                      --------    --------    --------    --------    --------
                Total                 $ 22,509    $ 14,725    $  7,658    $    126    $     --
                                      ========    ========    ========    ========    ========

The amounts of contractual obligations set forth above include an assumed annual interest rate of 5.0% for long term debt and an assumed range of interest rates of between 6.0% and 8.5% for capital lease obligations.

      Additionally, the Company has material commitments for funding of the South Africa Joint Venture through the combination of machinery and equipment and related in-kind services of $1.1 million and the intention, but not an obligation, for funding of its China Joint Venture through potential loan or capital contributions of up to $6.3 million as of March 31, 2005.

Off-Balance Sheet Arrangements

      As of March 31, 2005, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303 (a)(4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this report.

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2005, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to forward hedge contracts for foreign currency with a U.S. bank (together, the "Guarantee Facilities"). The Guarantee Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Guarantee Facilities. The guarantees are in effect for the duration of the related Guarantee Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005, which begins on January 1, 2006 for calendar year filers such as the Company. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 123(R) will have on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Wachovia Facilities and certain other facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the Wachovia Facilities and certain other facilities are variable. As of March 31, 2005, the Company's interest rates under the Wachovia Facilities and those certain other facilities approximated 5.5%. A hypothetical increase or decrease in interest rates of 100 basis points relating to the Wachovia Facilities would result in an addition to or reduction in annual interest expense of approximately $35,000. As of December 31, 2004, the Company's interest rate, inclusive of credit fees under the Wachovia Facilities, approximated 5.00%.

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2005, the Company had outstanding forward exchange contracts that mature between April 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $6.3 million. The fair values of these contracts at March 31, 2005 totaled approximately $9,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

      Certain intercompany sales at the Company's Czech Republic facility are denominated and settled in Euros. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on March 3, 2005 to buy Czech Korunas for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At March 31, 2005, the Company had outstanding forward exchange contracts that mature between April 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $4.2 million. The fair values of these contracts at March 31, 2005 totaled approximately $74,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            By letter dated November 2, 2004, a division employee, at the time a controller for the Company's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Neither the internal investigation conducted by management nor the ensuing external investigation led by the Audit Committee following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, the Company terminated the employee on December 15, 2004. By letter dated December 15, 2004, the employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, the Company was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that the Company violated the Act, and that the employee has 30 days from his receipt of such notification to request a hearing before an Administrative Law Judge. The employee has requested such a hearing.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

            At a meeting of the Board of Directors (the "Board") of the Company on May 3, 2005, the Board elected Daniel D. Tessoni as a director. Mr. Tessoni joined the Board effective May 3, 2005 as a Class I director. The terms of the Class I directors expire at the Company's 2005 annual meeting. Mr. Tessoni is expected to serve as a member of the Audit Committee. Mr. Tessoni was not named as a director pursuant to any arrangement or understanding with any other person. Mr. Tessoni is not a party to any transaction described in Item 404(a) of Regulation S-K involving the Company or any of its subsidiaries.

            Also on May 3, 2005, each of Andy Goldfarb, W. Allan Hopkins, and Carroll R. Wetzel, Jr. resigned as members of the Board, effective as of May 3, 2005, and Ben E. Waide III resigned as a member of the Board, effective as of May 10, 2005. None of the resignations were a result of a disagreement with the Company.

ITEM 6.     EXHIBITS

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

                                         SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: May 3, 2005                       By: \s\ Brian P. Menezes
                                         -----------------------------
                                         Brian P. Menezes
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                         By: \s\ William F. Nelli
                                         -----------------------------
                                         William F. Nelli
                                         Controller