Form 10-Q
period 2005-06-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 2005-08-03
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                 Yes |X| No |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of August 1, 2005 was 5,385,147.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The financial statements noted in Item 1 below relate to Safety Components International, Inc. and its subsidiaries.

                                                                            PAGE
                                                                            ----
        ITEM 1.           FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of June 30, 2005
                (unaudited) and December 31, 2004                             3

                Unaudited Consolidated Statements of Operations for the
                three-month periods ended June 30, 2005 and June 30, 2004     4

                Unaudited Consolidated Statements of Operations for the
                six-month periods ended June 30, 2005 and June 30, 2004       5

                Unaudited Consolidated Statements of Cash Flows for the
                six-month periods ended June 30, 2005 and June 30, 2004       6

                Notes to Unaudited Consolidated Financial Statements          7

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11

        ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                        17

        ITEM 4.     CONTROLS AND PROCEDURES                                  18

PART II         OTHER INFORMATION                                            19

        ITEM 1.     LEGAL PROCEEDINGS                                        19

        ITEM 5.     OTHER INFORMATION                                        19

        ITEM 6.     EXHIBITS                                                 20

SIGNATURES                                                                   21

Private Securities Litigation Reform Act of 1995

      The discussion in this report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those relating to the impact of competitive products and pricing; dependence of revenues upon several major module suppliers; the degree to which the Company's customers satisfy their airbag cushion requirements internally or from external sources; worldwide economic conditions; the results of cost savings programs being implemented; domestic and international automotive industry trends, including the marketplace for airbag related products; the ability of Safety Components to effectively control costs and to satisfy customers on timeliness and quality; approval by automobile manufacturers of airbag cushions currently in production; pricing pressures and labor strikes. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                          June 30, 2005   December 31, 2004
                                                                          -------------   -----------------
                                                                           (unaudited)           (1)
ASSETS

Current assets:
     Cash and cash equivalents .......................................      $    3,781       $    4,184
     Accounts receivable, net ........................................          40,433           39,272
     Inventories, net ................................................          25,605           26,882
     Assets held in deferred compensation plan .......................           2,178            4,361
     Prepaid and other ...............................................           3,019            2,653
                                                                            ----------       ----------
           Total current assets ......................................          75,016           77,352

Property, plant and equipment, net ...................................          45,099           48,449
Identifiable intangible assets, net ..................................             907            1,108
Other assets .........................................................             466              617
                                                                            ----------       ----------
           Total assets ..............................................      $  121,488       $  127,526
                                                                            ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................      $   16,345       $   16,828
     Accrued salaries and benefits ...................................           4,417            4,270
     Deferred compensation ...........................................           1,789            3,666
     Accrued and other current liabilities ...........................           4,878            4,486
     Income taxes payable ............................................           4,222            6,715
     Current portion of long-term debt ...............................           2,216            3,263
                                                                            ----------       ----------
           Total current liabilities .................................          33,867           39,228

Long-term debt, net of current maturities ............................           2,495            3,729
Deferred income taxes ................................................           4,027            3,635
Other long-term liabilities ..........................................             307              277
                                                                            ----------       ----------
           Total liabilities .........................................          40,696           46,869
                                                                            ----------       ----------

Commitments and contingencies

Minority interest ....................................................              --              133

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued .......              --               --
     Common stock:  $0.01 par value per share - 20,000,000 shares authorized; 5,385,147 and 5,295,778 shares outstanding
         at June 30, 2005 and December 31, 2004, respectively ........              54               53
     Additional paid-in-capital ......................................          55,545           54,660
     Treasury stock:  40,322 shares at cost ..........................            (411)            (411)
     Retained earnings ...............................................          16,988           12,904
     Accumulated other comprehensive income ..........................           8,616           13,318
                                                                            ----------       ----------
           Total stockholders' equity ................................          80,792           80,524
                                                                            ----------       ----------
           Total liabilities and stockholders' equity ................      $  121,488       $  127,526
                                                                            ==========       ==========

(1) Derived from the audited consolidated balance sheet as of December 31, 2004.

            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                                                   Quarter Ended    Quarter Ended
                                                                                   June 30, 2005    June 30, 2004
                                                                                   -------------    -------------
Net sales ......................................................................     $   59,008       $   65,858
Cost of sales, excluding depreciation ..........................................         49,222           52,853
Depreciation ...................................................................          2,313            2,917
                                                                                     ----------       ----------
          Gross profit .........................................................          7,473           10,088

Selling, general and administrative expenses ...................................          4,523            4,483
                                                                                     ----------       ----------
          Income from operations ...............................................          2,950            5,605

Other expense (income), net ....................................................             37             (264)
Interest expense ...............................................................            158              380
                                                                                     ----------       ----------
          Income from operations before income taxes and minority interest .....          2,755            5,489

Provision for income taxes .....................................................            945            1,646
Minority interest in loss of consolidated subsidiaries .........................            (84)              --
                                                                                     ----------       ----------
Net income .....................................................................     $    1,894       $    3,843
                                                                                     ==========       ==========

Net income per common share, basic .............................................     $     0.35       $     0.73
                                                                                     ==========       ==========

Net income per common share, diluted ...........................................     $     0.35       $     0.72
                                                                                     ==========       ==========

Weighted average number of shares outstanding, basic ...........................          5,380            5,245
                                                                                     ==========       ==========

Weighted average number of shares outstanding, diluted .........................          5,457            5,341
                                                                                     ==========       ==========

            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                                                   Six Months Ended  Six Months Ended
                                                                                     June 30, 2005    June 30, 2004
                                                                                   ----------------  ----------------
Net sales ......................................................................      $  117,620        $  135,089
Cost of sales, excluding depreciation ..........................................          97,246           108,450
Depreciation ...................................................................           4,763             5,708
                                                                                      ----------        ----------
          Gross profit .........................................................          15,611            20,931

Selling, general and administrative expenses ...................................           8,894             9,394
                                                                                      ----------        ----------
          Income from operations ...............................................           6,717            11,537

Other expense (income), net ....................................................             476              (210)
Interest expense ...............................................................             333               754
                                                                                      ----------        ----------
          Income from operations before income taxes and minority interest .....           5,908            10,993

Provision for income taxes .....................................................           2,033             4,028
Minority interest in loss of consolidated subsidiaries .........................            (209)               --
                                                                                      ----------        ----------
Net income .....................................................................      $    4,084        $    6,965
                                                                                      ==========        ==========

Net income per common share, basic .............................................      $     0.76        $     1.35
                                                                                      ==========        ==========

Net income per common share, diluted ...........................................      $     0.75        $     1.33
                                                                                      ==========        ==========

Weighted average number of shares outstanding, basic ...........................           5,355             5,144
                                                                                      ==========        ==========

Weighted average number of shares outstanding, diluted .........................           5,437             5,244
                                                                                      ==========        ==========


            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)

                                                                                   Six Months Ended  Six Months Ended
                                                                                     June 30, 2005    June 30, 2004
                                                                                   ----------------  ----------------
Cash Flows From Operating Activities:
  Net income ...................................................................      $    4,084       $    6,965
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ............................................           4,842            5,784
      Provision for bad debts ..................................................             138              191
      Loss on disposition of assets ............................................              44              178
      Minority interest ........................................................            (209)              --
      Deferred taxes ...........................................................             581              222
      Tax benefit from exercise of stock options ...............................             187              369
      Changes in operating assets and liabilities:
          Accounts receivable ..................................................          (1,299)          (5,822)
          Inventories ..........................................................           1,277              242
          Assets held in deferred compensation plan ............................           2,183             (598)
          Prepaid and other current assets .....................................            (460)            (168)
          Other non-current assets .............................................             107              107
          Accounts payable .....................................................            (483)         (10,142)
          Income taxes payable .................................................          (2,493)           2,361
          Deferred compensation ................................................          (1,877)             450
          Accrued and other liabilities ........................................             839              490
                                                                                      ----------       ----------
        Net cash provided by operating activities ..............................           7,461              629
                                                                                      ----------       ----------

Cash Flows From Investing Activities:
      Purchases of property, plant and equipment ...............................          (4,076)          (2,872)
                                                                                      ----------       ----------
        Net cash used in investing activities ..................................          (4,076)          (2,872)
                                                                                      ----------       ----------

Cash Flows From Financing Activities:
      Repayment of Wachovia term note ..........................................            (267)            (402)
      Net (repayments of) borrowings on Wachovia revolving credit facility .....            (106)           3,410
      Repayments of other debt and long-term obligations .......................          (1,689)            (902)
      Proceeds from issuance of common stock ...................................             699              981
                                                                                      ----------       ----------
        Net cash (used in) provided by financing activities ....................          (1,363)           3,087
                                                                                      ----------       ----------
Effect of exchange rate changes on cash and cash equivalents ...................          (2,425)             (14)
                                                                                      ----------       ----------
Change in cash and cash equivalents ............................................            (403)             830
Cash and cash equivalents, beginning of period .................................           4,184            4,376
                                                                                      ----------       ----------
Cash and cash equivalents, end of period .......................................      $    3,781       $    5,206
                                                                                      ==========       ==========

See notes to unaudited consolidated financial statements.

Note 1 Basis of Presentation

      The unaudited consolidated financial statements included herein have been prepared by Safety Components International, Inc. and its subsidiaries ("Safety Components" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, Safety Components believes that the disclosures included herein are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

The Company

      The Company is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. The Company has recently entered into joint ventures to produce products in China and South Africa, although commercial production has not yet commenced in either of these locations. The Company sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource their demand for such products. The Company is also a manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as fire service apparel, ballistics material for luggage, filtration and military tents. See the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for additional information on the Company's business and its establishment of joint ventures.

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

Stock Based Compensation

      On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to shareholder approval. The Stock Option Plan provides for the issuance of options to purchase up to an aggregate of 900,000 shares of the Company's common stock to key officers, employees, directors and consultants of the Company or its affiliates. Unless designated otherwise by the Compensation Committee of the Board of Directors, options granted pursuant to the Stock Option Plan are not intended to be incentive stock options as defined by the U.S. Internal Revenue Code. The Compensation Committee determines the exercise price and the term of options granted pursuant to the Stock Option Plan at the time of grant. Each award is determined by the Compensation Committee on an individual basis. Options to purchase a total of 510,100 shares of common stock at a fair market price of $8.75 per share (subject to adjustment in certain circumstances), to vest ratably over a period of three years from the date of grant on May 18, 2001, were granted by the Compensation Committee to 22 employee participants and to the outside directors under the Stock Option Plan. Additional options to purchase 190,000 shares of common stock at a fair market price of $6.71 per share, to vest ratably over a period of three years from the date of grant on April 1, 2002, were granted by the Compensation Committee to employees and outside directors. All options expire on October 31, 2010.

      The Company applies the principles of Accounting Principles Board Opinion ("APB") No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. As all options were fully vested at September 27, 2003 and no further options were granted subsequent to September 27, 2003, a reconciliation of net income to net income as affected by pro-forma fair value compensation cost is not disclosed for any periods subsequent to September 27, 2003.

      There were 264,900 and 390,800 options outstanding as of June 30, 2005 and June 30, 2004, respectively. During the quarter ended June 30, 2005, there were exercises of 15,000 options, and no options expired or were forfeited or granted. Of the 264,900 options outstanding at June 30, 2005, 198,200 have an exercise price of $8.75 and 66,700 have an exercise price of $6.71, with all options having a weighted average remaining contractual life of 5.34 years. All options outstanding are fully vested and are currently exercisable.

Note 2 Inventories

      Inventories reported on the Company's balance sheets were as follows (in thousands):

                                             June 30, 2005   December 31, 2004
                                             ---------------------------------
                                              (unaudited)
         Raw materials                         $   5,794         $   7,153
         Work-in-process                           7,129             8,073
         Finished goods                           12,682            11,656
                                               ---------------------------
           Total                               $  25,605         $  26,882
                                               ===========================

Note 3 Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern). The Company has an aggregate $35.0 million revolving credit facility with Wachovia (the "Wachovia Revolver") expiring October 8, 2006. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. No amount was outstanding under the Wachovia Revolver at June 30, 2005 on the Company's consolidated balance sheet. The Wachovia Revolver also includes a $5.0 million letter of credit facility, which was unutilized at June 30, 2005.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.8 million was outstanding as of June 30, 2005. At June 30, 2005, $534,000 of the $1.8 million outstanding was included in current portion of long-term debt on the Company's consolidated balance sheet. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. In addition to the Wachovia Revolver and the Wachovia Term A loan, the Company also has an additional term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $2.6 million was available as of June 30, 2005. At June 30, 2005, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $37.6 million.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. At June 30, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was

1.75%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

      Under the Wachovia Revolver and Wachovia Term A loan, the Company is subject to a covenant that requires it to maintain a certain tangible net worth. If the Company has borrowings outstanding under the Wachovia Term B loan, it is subject to additional financial covenants that require the Company: (i) to maintain EBITDA of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount, (iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, the Company would be required to repay the Wachovia Term B loan to the extent of certain excess cash flow.

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At June 30, 2005, the Company was in compliance with all financial covenants. At June 30, 2005, the Company was also in compliance with all non-financial covenants and had obtained a waiver of non-compliance from Wachovia for not timely dissolving an inactive subsidiary. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

Note 4 Reconciliation to Diluted Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable upon the exercise of options. A reconciliation of basic and diluted weighted average shares outstanding is presented below (unaudited and in thousands):

                                                    Quarter ended      Quarter ended    Six months ended  Six months ended
                                                    June 30, 2005      June 30, 2004     June 30, 2005     June 30, 2004
                                                    ----------------------------------------------------------------------
Weighted average number of common shares used
   in basic earnings per share                           5,380              5,245             5,355             5,144
Effect of dilutive stock options                            77                 96                82               100
                                                        ------             ------            ------            ------
Weighted average number of common shares and
   potentially dilutive common shares outstanding
   used in diluted earnings per share                    5,457              5,341             5,437             5,244
                                                        ======             ======            ======            ======

Note 5 Comprehensive (Loss) Income

      The components of comprehensive (loss) income are as follows (unaudited) (in thousands):

                                 Quarter ended     Quarter ended     Six months ended   Six months ended
                                 June 30, 2005     June 30, 2004      June 30, 2005      June 30, 2004
                                 -----------------------------------------------------------------------
Net income                         $  1,894          $  3,843           $  4,084            $  6,965
Foreign currency
   translation adjustment            (2,742)               25             (4,883)               (706)
Unrealized gain (loss) on
   hedging transactions,
   net of taxes                         122               (10)               181                 (10)
Reclassification adjustment
   for losses in net income              --                 6                 --                   6
                                   -----------------------------------------------------------------
 Comprehensive (loss)
   income                          $   (726)         $  3,864           $   (618)           $  6,255
                                   =================================================================

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2005, the Company had outstanding forward exchange contracts that mature between July 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $4.2 million. The fair values of these contracts at June 30, 2005 totaled approximately $246,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

      Certain intercompany sales at the Company's Czech Republic facility are denominated and settled in Euros and certain of its operating expenses are paid in Czech Korunas. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on March 3, 2005 to buy Czech Korunas with Euros for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2005, the Company had outstanding forward exchange contracts that mature between July 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $2.3 million. The fair values of these contracts at June 30, 2005 totaled approximately $75,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

Note 8 Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2005, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to forward hedge contracts for foreign currency with a U.S. bank (together, the "Guarantee Facilities"). The Guarantee Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Guarantee Facilities. The guarantees are in effect for the duration of the related Guarantee Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Note 9 New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 123(R) will have on its financial position and results of operations.

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

Results of Operations

      The following summarizes the results of operations for the Company for the quarter and six months ended June 30, 2005 and June 30, 2004.

(In thousands)                          Quarter ended     Quarter ended     Six months ended   Six months ended
                                        June 30, 2005     June 30, 2004      June 30, 2005       June 30, 2004
                                        -----------------------------------------------------------------------
Net sales                                 $  59,008         $  65,858          $ 117,620           $ 135,089
Cost of sales, including depreciation        51,535            55,770            102,009             114,158
Selling, general and administrative
    expenses                                  4,523             4,483              8,894               9,394
Other expense (income), net                      37              (264)               476                (210)
Interest expense                                158               380                333                 754
Provision for income taxes                      945             1,646              2,033               4,028
Net income                                    1,894             3,843              4,084               6,965

      During the second quarter of 2004, one of the Company's largest raw materials suppliers implemented a price increase of approximately 11% on raw material yarn purchased for the Company's North America airbag fabric weaving facility. The Company's negotiations with its airbag cushion customers in North America to increase prices of certain of its products in order to preserve the Company's profit margins on these products were only partially successful and resulted in a mixture of agreements where such price increases were either agreed to or future sales price reductions were deferred. The Company's customers supply airbag modules to various automotive manufacturers. The automotive manufacturers have experienced rising inventories of unsold automobiles and trucks resulting in reduced production in order to balance inventory levels with sales. The impact of any further sustained reductions in production cannot be predicted but may impact the Company's results of operations and/or financial position adversely.

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004.

      NET SALES. Net sales decreased $6.9 million, or 10.4%, to $59.0 million for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. North American operations' net sales decreased approximately $1.9 million, or 5.9%, compared to the quarter ended June 30, 2004, with the decrease principally due to decreased demand in the North America automotive market and increased customer in-sourcing of production, which frequently occurs when demand decreases. Net sales for European operations decreased $5.0 million, or 14.3%, resulting from decreased overall demand in the automotive market and decisions by certain customers to curtail outsourcing and begin production of certain programs using their own facilities. The decrease in net sales for European operations included the effect of approximately $1.0 million of favorable changes in foreign currency exchange rates compared to the quarter ended June 30, 2004.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales decreased $4.2 million, or 7.6%, to $51.5 million for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The decrease was comprised of North American operations' cost of sales decreasing approximately $884,000, or 3.6%, and European operations' cost of sales decreasing $3.3 million, or 10.6%, compared to the quarter ended June 30, 2004. The overall decrease in cost of sales is primarily attributable to the decrease in sales volumes in the corresponding time periods. Cost of sales as a percentage of net sales increased to 87.3% for the quarter ended June 30, 2005 from 84.7% for the quarter ended June 30, 2004. The increase in cost of sales as a percentage of net sales is a result of the fixed cost component of cost of sales which was not reduced in proportion to the decrease in net sales in the corresponding time periods, as well as inflationary increases on raw materials and supplies as noted above, offset by a decrease in depreciation expense of approximately $604,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $40,000, or 0.9%, to $4.5 million for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The increase in selling, general and administrative expenses is attributable primarily to costs associated with the Company's joint venture operations, partially offset by reduced professional services. During the quarter ended June 30, 2005, the Company incurred costs of approximately $192,000 related to the ongoing joint venture pre-production activities in South Africa and China. Expenses from pre-production activities are expected to continue until commercial production begins at these joint venture facilities, which is expected to occur in the second half of 2005. Selling, general and administrative expenses as a percentage of net sales increased to 7.7% for the quarter ended June 30, 2005 from 6.8% for the quarter ended June 30, 2004 as a result of certain fixed costs that were not reduced in proportion to the decrease in net sales in the corresponding time periods.

      OTHER EXPENSE (INCOME), NET. The Company recognized other expense, net of $37,000 for the quarter ended June 30, 2005 compared to other income, net of $264,000 for the quarter ended June 30, 2004. Other expense (income), net is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between the Company's European subsidiaries and the U.S. parent company. Net foreign transaction losses during the quarter ended June 30, 2005 resulted from negative changes in foreign currency exchange rates of approximately 5.8% from those at March 31, 2005.

      INTEREST EXPENSE. Interest expense decreased $222,000, or 58.4%, to $158,000 for the quarter ended

June 30, 2005 compared to the quarter ended June 30, 2004. The decrease is attributable to average outstanding debt decreasing to $7.0 million from $17.9 million, partially offset by the average weighted interest rate for all Company debt increasing to 5.54% from 3.78% for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Because a substantial portion of the Company's debt carries interest rates based on the prime rate, such increase in the Company's average weighted interest rate is primarily attributable to increases totaling 200 basis points in the prime rate over the past 12 months.

      PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended June 30, 2005 was approximately $945,000 compared to approximately $1.6 million for the quarter ended June 30, 2004. The Company's effective tax rate for the quarter ended June 30, 2005 was 34.3% compared to 30.0% for the quarter ended June 30, 2004. The lower effective tax rate for the quarter ended June 30, 2004 is a result of lower effective foreign tax rates due to the existence of certain net operating losses associated with the European operations.

      NET INCOME. The Company's net income was $1.9 million for the quarter ended June 30, 2005 compared to $3.8 million for the quarter ended June 30, 2004. This change in net income resulted from a combination of the items discussed above.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

      NET SALES. Net sales decreased $17.5 million, or 12.9%, to $117.6 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. North American operations' net sales decreased approximately $6.2 million, or 9.9%, compared to the six months ended June 30, 2004, with the decrease principally due to decreased demand in the North America automotive market and increased customer in-sourcing of production which frequently occurs when demand decreases. Net sales for European operations decreased $11.3 million, or 15.5%, resulting from decreased overall demand in the automotive market and decisions by certain customers to curtail outsourcing and begin production of certain programs using their own facilities. The decrease in net sales for European operations included the effect of approximately $2.3 million of favorable changes in foreign currency exchange rates compared to the six months ended June 30, 2004.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales decreased $12.1 million, or 10.6%, to $102.0 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease was attributable to North American operations' cost of sales decreasing approximately $4.1 million, or 8.2%, and European operations' cost of sales decreasing $8.2 million, or 12.9%, compared to the six months ended June 30, 2004. The overall decrease in cost of sales is primarily attributable to the decrease in net sales in the corresponding time periods. Cost of sales as a percentage of net sales increased to 86.7% for the six months ended June 30, 2005 from 84.5% for the six months ended June 30, 2004. The increase in cost of sales as a percentage of net sales is a result of the fixed cost component of cost of sales not being reduced in proportion to the decrease in net sales in the corresponding time periods, as well as inflationary increases on raw materials and supplies as noted above, offset by a decrease in depreciation expense of approximately $945,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $500,000, or 5.3%, to $8.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in selling, general and administrative expenses is attributable to reduced professional services and the one-time charge associated with the closure of the Company's U.K. facility of approximately $300,000 recorded in the six months ended June 30, 2004. Additionally in the first six months of 2005, the Company incurred costs of approximately $476,000 related to the ongoing joint venture pre-production activities in South Africa and China. Expenses from pre-production activities are expected to continue until commercial production begins at these joint venture facilities, which is expected to occur in the second half of 2005. Selling, general and administrative expenses as a percentage of net sales increased to 7.6% for the six months ended June 30, 2005 from 7.0% for the six months ended June 30, 2004 due to the corresponding decrease in net sales in the period as a result of certain fixed costs not being reduced in proportion to the decrease in net sales in the corresponding time periods.

      OTHER EXPENSE (INCOME), NET. The Company recognized other expense, net of $476,000 for the six months ended June 30, 2005 compared to other income, net of $210,000 for the six months ended June 30, 2004. Other expense (income), net is realized primarily from foreign transaction gains and losses resulting from the revaluation of intercompany balances between the Company's European subsidiaries and the U.S. parent company. Net foreign transaction losses during the six months ended June 30, 2005 resulted from changes in foreign currency exchange rates of approximately 9.4% from those at December 31, 2004.

      INTEREST EXPENSE. Interest expense decreased $421,000, or 55.8%, to $333,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease is attributable to average outstanding debt decreasing to $7.0 million from $17.3 million, offset by the average weighted interest rate for all Company debt increasing to 5.31% from 3.73% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Because a substantial portion of the Company's debt carries interest rates based on the prime rate, such increase in the Company's average weighted interest rate is primarily attributable to increases totaling 200 basis points in the prime rate over the past 12 months.

      PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 2005 was approximately $2.0 million compared to approximately $4.0 million for the six months ended June 30, 2004. The Company's effective tax rate for the six months ended June 30, 2005 was 34.4% compared to 36.6% for the six months ended June 30, 2004. The lower effective tax rate for the six months ended June 30, 2005 is a result of foreign taxes related to its German operation that are deductible and certain non-taxable income at the Company's Mexico operations. The higher effective tax rate for the six months ended June 30, 2004 was partially offset by the existence of certain net operating losses associated with the European operations.

      NET INCOME. The Company's net income was $4.1 million for the six months ended June 30, 2005 compared to $7.0 million for the six months ended June 30, 2004. This change in net income resulted from a combination of the items discussed above.

Liquidity and Capital Resources

Cash Flows

      Net cash provided by operating activities was approximately $7.5 million for the six months ended June 30, 2005, compared to cash provided by operating activities of $629,000 in the comparable period in the prior year. The cash provided by operating activities in 2005 resulted principally from net income plus the effect of non-cash charges, partially offset by changes in working capital due primarily to an increase in the Company's income taxes payable as a result of its net income in 2004 and 2005. During the six months ended June 30, 2005, several employees who had participated in the Company's executive deferred compensation plan withdrew monies from the plan as permitted by its terms. The withdrawals provided approximately $306,000 in net cash provided by operating activities as a result of the resulting decrease in current assets held in deferred compensation plan and corresponding decrease in current liabilities for deferred compensation recorded on the Company's consolidated balance sheets. The cash provided by operating activities in 2004 resulted principally from income from operations combined with non-cash additions of depreciation offset by an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable was due primarily to a change in payment terms with a significant customer in return for foregoing early payment discounts, and the decrease in accounts payable resulted from a change in payment terms with a significant supplier in return for prompt payment discounts and payments of trade balances with certain significant suppliers.

      Net cash used in investing activities was approximately $4.1 million for the six months ended June 30, 2005, compared to approximately $2.9 million for the comparable period in the prior year. Capital expenditures in the current and prior years were necessitated primarily by new programs awarded by customers, as well as investment in information technology. The Company expects to spend approximately $8.0 million for the remainder of 2005 on capital expenditures, primarily for equipment to support expected new contracts with customers and information technology as well as approximately $1.7 million to support its joint ventures in South Africa and China. In 2004 the Company's capital expenditures were approximately $6.5 million.

      Net cash used in financing activities was approximately $1.4 million in the six months ended June 30, 2005, compared to net cash provided by financing activities of $3.1 million for the comparable period in the prior year. Net cash used in financing activities for the six months ended June 30, 2005 resulted primarily from the Company's repayment of its other debt and long-term obligations. Net repayments of the Company's credit facilities in the six months ended June 30, 2005 were funded by cash flows from operations.

      The Company's capital expenditure and working capital requirements are expected to be funded through a combination of cash flows from operations, equipment financing and use of the Company's credit facilities. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months.

      The activities discussed above in conjunction with the unfavorable effects of foreign exchange rates of $2.4 million, resulted in a net decrease in cash and cash equivalents of approximately $403,000 in the six months ended June 30, 2005.

Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern). The Company has an aggregate $35.0 million revolving credit facility with Wachovia (the "Wachovia Revolver") expiring October 8, 2006. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. No amount was outstanding under the Wachovia Revolver at June 30, 2005 on the Company's consolidated balance sheet. The Wachovia Revolver also includes a $5.0 million letter of credit facility, which was unutilized at June 30, 2005.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.8 million was outstanding as of June 30, 2005. At June 30, 2005, $534,000 of the $1.8 million outstanding was included in current portion of long-term debt on the Company's consolidated balance sheet. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. In addition to the Wachovia Revolver and the Wachovia Term A loan, the Company also has an additional term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $2.6 million was available as of June 30, 2005. At June 30, 2005, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $37.6 million.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. At June 30, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

      Under the Wachovia Revolver and Wachovia Term A loan, the Company is subject to a covenant that requires it to maintain a certain tangible net worth. If the Company has borrowings outstanding under the Wachovia Term B loan, it is subject to additional financial covenants that require the Company: (i) to maintain EBITDA of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount, (iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, the Company would be required to repay the Wachovia Term B loan to the extent of certain excess cash flow.

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At June 30, 2005, the Company was in compliance with all financial covenants. At June 30, 2005, the Company was also in compliance with all non-financial covenants or had obtained a waiver of non-compliance from Wachovia for not timely dissolving an inactive subsidiary. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

      The Company intends to renegotiate or replace the Wachovia Facilities when these facilities expire in October 2006. Although no assurances can be provided in this regard, the Company's management currently believes that it will be able to renegotiate or replace these facilities with amended or new facilities on comparable terms.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at June 30, 2005.

                                             Payments due by Period (in thousands)
                                  ------------------------------------------------------------
                                               Less than     1 - 3        3 - 5      More than
Contractual obligations             Total       1 year       years        years       5 years
                                  ------------------------------------------------------------
    Long term debt                $  4,004     $  1,919     $  2,085     $     --     $     --
    Capital lease obligations        1,049          566          377          106           --
    Operating leases                 2,043          917        1,000          126           --
    Purchase obligations             6,502        6,502           --           --           --
                                  ------------------------------------------------------------

            Total                 $ 13,598     $  9,904     $  3,462     $    232     $     --
                                  ============================================================

      The amounts of contractual obligations set forth above include an assumed annual interest rate of 6.0% for long term debt and an assumed range of interest rates of between 6.0% and 8.5% for capital lease obligations.

      Additionally as of June 30, 2005, the Company has commitments for funding of the South Africa Joint Venture through the combination of machinery and equipment contributions and related in-kind services of $1.0 million and the intention, but not an obligation, for funding of its China Joint Venture through potential loan or capital contributions of up to $6.1 million.

Off-Balance Sheet Arrangements

      As of June 30, 2005, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303 (a)(4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this report.

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2005, the Company and various consolidated subsidiaries of the Company are borrowers under the

Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to forward hedge contracts for foreign currency with a U.S. bank (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Other

      The Company has a $16.2 million intercompany note in the form of a loan from a U.S. subsidiary to a European subsidiary. This note has been classified as long-term in nature pursuant to U.S. generally accepted accounting principles which treat any changes in the value of the note due to fluctuations of currency rates between the U.S. dollar and the euro to be recorded as a separate component of equity (i.e. designated as a hedging transaction). On June 30, 2005 this note ceased to be designated as a hedging transaction and the European subsidiary began to pay down the note resulting in the note's equity component of approximately $6.2 million being frozen in the separate component of equity. Any gains or losses due to fluctuations in currency rates between the U.S. dollar and the euro in future periods will be included in net income in the Company's consolidated statements of operations.

New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 123(R) will have on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Wachovia Facilities and certain other facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the Wachovia Facilities and certain other facilities are variable. As of June 30, 2005, the Company's interest rates under the Wachovia Facilities and those certain other facilities approximated 5.9%. Based on the amount outstanding as of June 30, 2005, a hypothetical increase or decrease in interest rates of 100 basis points relating to the Wachovia Facilities would result in an immaterial addition to or reduction in annual interest expense. As of December 31, 2004, the Company's interest rate, inclusive of credit fees under the Wachovia Facilities, approximated 5.00%.

      The Company's operations in Mexico, Germany, China, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks which are recorded in other expense (income), net on the Company's consolidated statements of operations. Based on amounts outstanding at June 30, 2005, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which the Company has operations would result in a reduction or addition of approximately $125,000 in other expense (income), net. The Company's joint venture in China uses the yuan as its functional currency. In mid-July, the government of China announced an end to the yuan's peg to the U.S. dollar and tied it to a basket of currencies, the initial steps in anticipated reforms aimed at letting the currency float freely. Although, the Company currently is unable to measure the effect that currency reforms by the government of China will have on its financial position, results of operations and cash flows, the Company's China joint venture is intended to produce airbag cushions for the Chinese domestic market and Asian markets. Because raw material sources, production and sales related to the Company's China joint venture are expected to occur primarily within China, currency reforms by the government of China are not expected to have a material impact on the Company's financial position or results of operations. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a material adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. The Company has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2005, the Company had outstanding forward exchange contracts that mature between July 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $4.2 million. The fair values of these contracts at June 30, 2005 totaled approximately $246,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

      Certain intercompany sales at the Company's Czech Republic facility are denominated and settled in Euros and certain of its operating expenses are paid in Czech Korunas. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on March 3, 2005 to buy Czech Korunas with Euros for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At June 30, 2005, the Company had outstanding forward exchange contracts that mature between July 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $2.3 million. The fair values of these contracts at June 30, 2005 totaled approximately $75,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            By letter dated November 2, 2004, a division employee, at the time a controller for the Company's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Neither numerous internal investigations conducted by various levels of the Company's management nor the ensuing external investigation conducted by a forensic accounting firm engaged by the Company's Audit Committee following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, the Company terminated the employee on December 15, 2004. By letter dated December 15, 2004, the employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, the Company was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that the Company violated the Act, and that the employee has 30 days from his receipt of such notification to file an objection and request a hearing before an Administrative Law Judge. The employee filed such objection but the Company has not received a notice of request for a hearing.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

            At a meeting of the Board of Directors (the "Board") of the Company on May 3, 2005, the Board elected Daniel D. Tessoni as a director. Mr. Tessoni joined the Board effective May 3, 2005 as a Class I director. The terms of the Class I directors expire at the Company's 2005 annual meeting. Mr. Tessoni serves as chair of the Audit Committee. Mr. Tessoni was not named as a director pursuant to any arrangement or understanding with any other person. Mr. Tessoni is not a party to any transaction described in Item 404(a) of Regulation S-K involving the Company or any of its subsidiaries.

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

                                           SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: August 3, 2005                      By: \s\ Brian P. Menezes
                                           ----------------------------
                                           Brian P. Menezes
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


                                           By: \s\ William F. Nelli
                                           ----------------------------
                                           William F. Nelli
                                           Controller