Form 10-Q
period 2005-09-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 2005-11-02
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                            Yes |_|           No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes |_|           No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes |X|           No |_|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of November 2, 2005 was 5,385,147.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

The financial statements noted in Item 1 below relate to Safety Components International, Inc. and its subsidiaries.

     ITEM 1. FINANCIAL STATEMENTS                                                 PAGE
                                                                                  ----
              Consolidated Balance Sheets as of September 30, 2005
              (unaudited) and December 31, 2004                                     3

              Unaudited Consolidated Statements of Operations for the
              quarter ended September 30, 2005 and September 30, 2004               4

              Unaudited Consolidated Statements of Operations for the
              nine-month periods ended September 30, 2005 and September 30, 2004    5

              Unaudited Consolidated Statements of Cash Flows for the
              nine-month periods ended September 30, 2005 and September 30, 2004    6

              Notes to Unaudited Consolidated Financial Statements                  7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         14

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                                     21

     ITEM 4. CONTROLS AND PROCEDURES                                               22

PART II OTHER INFORMATION                                                          23

     ITEM 1. LEGAL PROCEEDINGS                                                     23

     ITEM 5. OTHER INFORMATION                                                     24

     ITEM 6. EXHIBITS                                                              24

SIGNATURES                                                                         25

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                                    September 30,     December 31,
                                                                                                         2005            2004
                                                                                                    -------------     ------------
                                                                                                     (unaudited)          (1)
ASSETS

Current assets:
     Cash and cash equivalents ...................................................................    $   6,258        $   4,184
     Accounts receivable, net ....................................................................       38,383           39,272
     Inventories, net ............................................................................       23,381           26,882
     Assets held in deferred compensation plan ...................................................        2,205            4,361
     Prepaid and other ...........................................................................        2,851            2,653
                                                                                                      ---------        ---------
           Total current assets ..................................................................       73,078           77,352

Property, plant and equipment, net ...............................................................       44,668           48,449
Identifiable intangible assets, net ..............................................................          911            1,108
Investment in unconsolidated affiliate  (Note 1) .................................................          247               --
Other assets .....................................................................................          412              617
                                                                                                      ---------        ---------
           Total assets ..........................................................................    $ 119,316        $ 127,526
                                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................................................    $  13,896        $  16,828
     Accrued salaries and benefits ...............................................................        4,111            4,270
     Deferred compensation .......................................................................        1,813            3,666
     Accrued and other current liabilities .......................................................        4,432            4,486
     Income taxes payable ........................................................................        4,156            6,715
     Current portion of long-term debt ...........................................................        2,273            3,263
                                                                                                      ---------        ---------
           Total current liabilities .............................................................       30,681           39,228

Long-term debt, net of current maturities ........................................................        2,363            3,729
Deferred income taxes ............................................................................        4,150            3,635
Other long-term liabilities ......................................................................          328              277
                                                                                                      ---------        ---------
           Total liabilities .....................................................................       37,522           46,869
                                                                                                      ---------        ---------

Commitments and contingencies

Minority interest ................................................................................          206              133

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued ...................................           --               --
     Common stock: $0.01 par value per share - 20,000,000 shares authorized; 5,385,147 and
         5,295,778 shares outstanding at September 30, 2005 and December 31, 2004, respectively ..           54               53
     Additional paid-in-capital ..................................................................       55,545           54,660
     Treasury stock: 40,322 shares at cost .......................................................         (411)            (411)
     Retained earnings ...........................................................................       18,534           12,904
     Accumulated other comprehensive income ......................................................        7,866           13,318
                                                                                                      ---------        ---------
           Total stockholders' equity ............................................................       81,588           80,524
                                                                                                      ---------        ---------
           Total liabilities and stockholders' equity ............................................    $ 119,316        $ 127,526
                                                                                                      =========        =========

(1) Derived from the audited consolidated balance sheet as of December 31, 2004.

           See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (in thousands, except per share data)

                                                                       Quarter Ended        Quarter Ended
                                                                     September 30, 2005   September 30, 2004
                                                                     ------------------   ------------------
Net sales ....................................................            $ 50,562             $ 56,172
Cost of sales, excluding depreciation ........................              44,371               45,269
Depreciation .................................................               2,251                2,842
                                                                          --------             --------
         Gross profit ........................................               3,940                8,061

Selling, general and administrative expenses .................               3,642                5,601
                                                                          --------             --------
         Income from operations ..............................                 298                2,460

Equity in earnings from unconsolidated affiliate .............              (1,212)                  --
Other income, net ............................................                (184)                (412)
Interest expense .............................................                 157                  218
                                                                          --------             --------
         Income before income taxes and minority interest ....               1,537                2,654

Provision for income taxes ...................................                 163                  732
Minority interest in loss of consolidated subsidiaries .......                (172)                  --
                                                                          --------             --------
Net income ...................................................            $  1,546             $  1,922
                                                                          ========             ========

Net income per common share, basic ...........................            $   0.29             $   0.37
                                                                          ========             ========

Net income per common share, diluted .........................            $   0.28             $   0.36
                                                                          ========             ========

Weighted average number of shares outstanding, basic .........               5,385                5,259
                                                                          ========             ========

Weighted average number of shares outstanding, diluted .......               5,453                5,353
                                                                          ========             ========

           See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                      (in thousands, except per share data)

                                                                      Nine Months Ended     Nine Months Ended
                                                                      September 30, 2005    September 30, 2004
                                                                      ------------------    ------------------
Net sales ....................................................            $ 168,182             $ 191,261
Cost of sales, excluding depreciation ........................              141,842               153,719
Depreciation .................................................                7,021                 8,550
                                                                          ---------             ---------
         Gross profit ........................................               19,319                28,992

Selling, general and administrative expenses .................               12,305                14,995
                                                                          ---------             ---------
         Income from operations ..............................                7,014                13,997

Equity in earnings from unconsolidated affiliate .............               (1,212)                   --
Other expense (income), net ..................................                  290                  (299)
Interest expense .............................................                  490                   649
                                                                          ---------             ---------
         Income before income taxes and minority interest ....                7,446                13,647

Provision for income taxes ...................................                2,196                 4,760
Minority interest in loss of consolidated subsidiaries .......                 (380)                   --
                                                                          ---------             ---------
Net income ...................................................            $   5,630             $   8,887
                                                                          =========             =========

Net income per common share, basic ...........................            $    1.05             $    1.71
                                                                          =========             =========

Net income per common share, diluted .........................            $    1.03             $    1.68
                                                                          =========             =========

Weighted average number of shares outstanding, basic .........                5,365                 5,183
                                                                          =========             =========

Weighted average number of shares outstanding, diluted .......                5,443                 5,281
                                                                          =========             =========

           See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                         Nine Months Ended    Nine Months Ended
                                                                                         September 30, 2005   September 30, 2004
                                                                                         ------------------   ------------------
Cash Flows From Operating Activities:
     Net income ..................................................................            $  5,630             $  8,887
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization ............................................               7,138                8,664
        Provision for bad debts ..................................................                 369                  741
        Loss on disposition of assets ............................................                 114                  213
        Minority interest ........................................................                (380)                  --
        Deferred taxes ...........................................................                 602                  346
        Tax benefit from exercise of stock options ...............................                 187                  369
        Changes in operating assets and liabilities:
            Accounts receivable ..................................................                 520               (3,812)
            Inventories ..........................................................               3,501               (2,491)
            Assets held in deferred compensation plan ............................               2,156                 (650)
            Prepaid and other current assets .....................................                (200)                 216
            Other non-current assets .............................................                 117                  340
            Accounts payable .....................................................              (2,932)              (7,084)
            Income taxes payable .................................................              (2,559)                 570
            Deferred compensation ................................................              (1,853)                 497
            Accrued and other liabilities ........................................                 414                1,490
                                                                                              --------             --------
          Net cash provided by operating activities ..............................              12,824                8,296
                                                                                              --------             --------

Cash Flows From Investing Activities:
        Purchases of property, plant and equipment ...............................              (5,238)              (4,706)
        Investment in unconsolidated affiliate ...................................                (247)                  --
                                                                                              --------             --------
          Net cash used in investing activities ..................................              (5,485)              (4,706)
                                                                                              --------             --------

Cash Flows From Financing Activities:
        Repayment of Wachovia term note ..........................................                (401)              (1,060)
        Net (repayments of) borrowings on Wachovia revolving credit facility .....                (105)               1,132
        Repayments of other debt and long-term obligations .......................              (2,255)              (1,913)
        Proceeds from issuance of common stock ...................................                 699                  981
                                                                                              --------             --------
          Net cash used in financing activities ..................................              (2,062)                (860)
                                                                                              --------             --------
Effect of exchange rate changes on cash and cash equivalents .....................              (3,203)                  46
                                                                                              --------             --------
Change in cash and cash equivalents ..............................................               2,074                2,776
Cash and cash equivalents, beginning of period ...................................               4,184                4,376
                                                                                              --------             --------
Cash and cash equivalents, end of period .........................................            $  6,258             $  7,152
                                                                                              ========             ========

           See notes to unaudited consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

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

The Company

      The Company is an independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America and Europe. The Company has recently entered into joint ventures to produce products in China and South Africa, although commercial production has not yet commenced in either of these locations. The Company sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource their demand for such products. The Company is also a manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as fire service apparel, filtration and military fabrics. See the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for additional information on the Company's business and its establishment of joint ventures.

Pending Change of Control

      On September 23, 2005, Zapata Corporation ("Zapata"), the Company's majority owner, entered into a Stock Purchase Agreement with WLR Recovery Fund III, L.P., a Delaware limited partnership ("WLR III"), to sell to WLR III all of its 4,162,394 shares of the Company's Common Stock. On September 26, 2005, Zapata, WLR III and WLR Recovery Fund II, L.P. ("WLR II" and collectively with WLR III, referred to as the "WLR Recovery Funds") entered into Amendment No. 1 and Joinder Agreement which joined WLR II as a party to the Stock Purchase Agreement. The Amendment No. 1 provides that WLR II and WLR III shall purchase 241,419 and 3,920,975 shares, respectively. The purchase price is $12.30 per share or $51,197,446 in the aggregate, which will be paid in immediately available funds at the closing of the transaction.

Completion of the transaction is subject to customary closing conditions, including approval by Zapata stockholders and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). On September 23, 2005, the Malcolm I. Glazer Family Limited Partnership (the "Glazer LP"), which beneficially owns approximately 51.9% of Zapata's outstanding common stock, entered into a Voting Agreement with the WLR Recovery Funds, and granted them an irrevocable proxy, each as amended on September 26, 2005, to vote in favor of the proposed transaction and against any competing transaction. The WLR Recovery Funds and Zapata have informed the Company that they received notice of early termination of the HSR waiting period effective as of October 26, 2005. On October 27, 2005, Zapata reported that the Glazer LP had approved the transaction by written consent and that notice of the approval would be mailed to Zapata's stockholders on November 1, 2005. The closing is expected to take place in the fourth quarter of 2005.

On September 26, 2005 Zapata and the WLR Recovery Funds entered into an Escrow Agreement with CitiBank, N.A., as escrow agent (the "Escrow Agreement"). Under the Escrow Agreement, Zapata deposited its stock certificate representing the 4,162,394 shares and the WLR Recovery Funds deposited the purchase price pending the closing.

      Either Zapata or the WLR Recovery Funds may terminate the Stock Purchase Agreement if the other party has not performed its covenants by December 31, 2005, with certain exceptions (unless they have not been satisfied due to the terminating parties' breach of the agreement) or if the HSR Act waiting period has not expired or been terminated by June 30, 2006. Zapata will be required to pay the WLR Recovery Funds a $2.0 million break-up fee, expenses up to $500,000, plus a limited amount of accrued interest if the WLR Recovery Funds terminate the agreement and, as of December 31, 2005 Zapata has not completed its covenants in the agreement or Zapata's stockholder vote has not been secured by June 30, 2006 and there are no other unfulfilled conditions or breaches by the WLR Recovery Funds.

      Under the Stock Purchase Agreement and Escrow Agreement, Zapata has the sole power to vote the Safety Components shares pending the closing of the sale to the WLR Recovery Funds. The Stock Purchase Agreement provides that after the closing of the transaction and the issuance in the name of the WLR Recovery Funds of certificates representing the purchased Company shares, Zapata will cause its representatives to resign as directors of the Company. After the closing and until the issuance of the certificates, Zapata is obligated to vote the WLR Recovery Funds' nominees to the Company's board of directors.

      Under the Stock Purchase Agreement and Escrow Agreement, all dividends or distributions declared and paid prior to the closing of the transactions contemplated thereunder with respect to the applicable shares are to be deposited in escrow with CitiBank. The WLR Recovery Funds are entitled to receive all such dividends or distributions upon the closing of the transaction. If the transaction is not closed and the shares are returned to Zapata, Zapata shall be entitled to receive the dividends and distributions.

      Upon closing of the stock purchase transaction, and in lieu of any special change of control bonus that is or might be payable pursuant to employment agreements between the Company and each of John Corey, President and Chief
Executive Officer, and Brian Menezes, Vice President and Chief Financial Officer, the Company will pay a bonus of $994,000 to Mr. Corey and $406,000 to Mr. Menezes.

      In addition, upon closing of the stock purchase transaction, Zapata will make a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an appropriate incentive to remain with the Company during the pendency of the stock purchase transaction. The Compensation Committee of the Company's Board of Directors has determined that this $1,000,000 aggregate amount shall be allocated as follows:
$400,000 to John C. Corey, $250,000 to Brian P. Menezes, $75,000 to Stephen B. Duerk, Vice President and president of the Company's North American Automotive Group, and $50,000 to Vick Crowley, Treasurer, with the remainder of $225,000 to be allocated among other key employees of the Company as recommended by the Company's President and Chief Executive Officer. These bonus amounts payable to Messrs. Corey and Menezes are in addition to the amounts to be paid to them that are described in the immediately preceding paragraph.

NxGen Partnership

      On September 1, 2005 the Company exercised an option to acquire 49% of the ownership interests of NxGen Technologies, LLC ("NxGen"), which is in the business of designing airbags, airbag systems and inflator units. The Company exercised this option in connection with NxGen's entry into a License and Consulting Agreement with Delphi Automotive Systems LLC ("Delphi") pursuant to which NxGen granted Delphi an exclusive, worldwide, royalty-bearing license to certain of NxGen's patents and patent know-how. The Company waived a right-of-first-refusal with respect to the license. Delphi paid NxGen an initial license fee of $3,000,000, and will owe it two additional $500,000 payments, which will be treated as prepaid royalties for subsequent sales, when validation and sales targets are met. If sales exceed the volume corresponding to the prepaid royalties, Delphi will pay NxGen an additional royalty for each airbag system sold using the licensed patents and know-how. Delphi will also retain NxGen as a consultant for up to four years and pay it a monthly consulting fee. The Company recognized approximately $1.5 million (free of tax from an existing capital loss carryforward) into equity in earnings of unconsolidated affiliate in connection with the exercise of the option and recorded an asset of approximately $247,000 (which represents the Company's ownership interest in this affiliate's equity) in the Company's balance sheet in investment in unconsolidated affiliate. The Company will participate in NxGen's subsequent profits and losses pro rata in accordance with its equity ownership.

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

      The Company applies the principles of Accounting Principles Board Opinion ("APB") No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. As all options were fully vested at September 27, 2003 and no further options were granted subsequent to September 27, 2003, a reconciliation of net income to net income as affected by pro forma fair value compensation cost is not disclosed for any periods subsequent to September 27, 2003.

      There were 264,900 and 390,800 options outstanding as of September 30, 2005 and September 30, 2004, respectively. During the quarter ended September 30, 2005, there were no exercises of options, and no options expired or were forfeited or granted. Of the 264,900 options outstanding at September 30, 2005, 198,200 have an exercise price of $8.75 and 66,700 have an exercise price of $6.71, with all options having a weighted average remaining contractual life of
5.09 years. All options outstanding are fully vested and are currently exercisable.

Note 2 Inventories

      Inventories reported on the Company's balance sheets were as follows (in thousands):

                                 September 30, 2005  December 31, 2004
                                 -------------------------------------
                                     (unaudited)
            Raw materials              $ 6,447            $ 7,153
            Work-in-process              7,247              8,073
            Finished goods               9,687             11,656
                                       --------------------------
              Total                    $23,381            $26,882
                                       ==========================

Note 3 Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern). The Company has an aggregate $35.0 million revolving credit facility with Wachovia (the "Wachovia Revolver") expiring October 8, 2006. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. No amount was outstanding under the Wachovia Revolver at September 30, 2005 on the Company's consolidated balance sheet. The Wachovia Revolver also includes a $5.0 million letter of credit facility, of which $297,000 was utilized at September 30, 2005.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.6 million was outstanding as of September 30, 2005. At September 30, 2005, $534,000 of the $1.6 million outstanding was included in current portion of long-term debt on the Company's consolidated balance sheet. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. In addition to the Wachovia Revolver and the Wachovia Term A loan, the Company also has an additional term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $4.5 million was available as of September 30, 2005. At September 30, 2005, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $39.2 million.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. At September 30, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At September 30, 2005, the Company was in compliance with all financial covenants. At September 30, 2005, the Company was also in compliance with all non-financial covenants and had obtained a waiver of non-compliance from Wachovia for not dissolving an inactive subsidiary. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

Note 4 Income Taxes

      The provision for income taxes for the quarter and nine months ended September 30, 2005 is favorably affected by the utilization of a capital loss carryforward against the capital gain arising from the sale of the NxGen patent and related technology recorded in equity in earnings from unconsolidated affiliate during the quarter ended September 30, 2005. Additionally, the Company reversed the portion of a valuation allowance associated with the capital loss carryforward, resulting in lower income tax expense and a lower effective tax rate. Offsetting the favorable effects of these capital loss carryforward items, the Company has not recognized tax benefits from pre-production losses associated with the Company's joint ventures and losses at the Company's Czech Republic entity due to non-deductible foreign transactions losses for the year. The net effect from these items is a reduction of income tax expense of approximately $450,000 for the quarter and nine months ended September 30, 2005.

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

                                                         Quarter ended       Quarter ended    Nine months ended   Nine months ended
                                                      September 30, 2005  September 30, 2004  September 30, 2005  September 30, 2004
                                                      ------------------------------------------------------------------------------
Weighted average number of common shares used
    in basic earnings per share                             5,385               5,259               5,365               5,183
Effect of dilutive stock options                               68                  94                  78                  98
                                                            -----               -----               -----               -----
Weighted average number of common shares and
    potentially dilutive common shares outstanding
    used in diluted earnings per share                      5,453               5,353               5,443               5,281
                                                            =====               =====               =====               =====

Note 6 Comprehensive Income

      The components of comprehensive income are as follows (unaudited) (in thousands):

                                         Quarter ended          Quarter ended       Nine months ended      Nine months ended
                                       September 30, 2005     September 30, 2004    September 30, 2005     September 30, 2004
                                       --------------------------------------------------------------------------------------
Net income                                  $ 1,546                $ 1,922               $ 5,630                $ 8,887
Foreign currency
    translation adjustment                     (706)                   573                (5,601)                  (204)
Unrealized (loss) gain on
    hedging transactions, net
    of taxes                                    (44)                    27                   149                     88
Reclassification adjustment
    for losses in net income                     --                     --                    --                      6
                                            ---------------------------------------------------------------------------
Comprehensive income                        $   796                $ 2,522               $   178                $ 8,777
                                            ===========================================================================

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

      As disclosed in the Company's Annual Report on Form 10-K for 2004, the U.S. Environmental Protection Agency (the "EPA") has notified the Company that it believes Valentec Wells, LLC ("Valentec"), as a successor to one or more other companies, is one of the 73 largest Potentially Responsible Parties ("PRPs") with responsibility for the RRG Clayton Chemical Site (the "Site") in Sauget, Illinois under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Valentec is an inactive subsidiary of the Company. The Company requested that the EPA provide any information in its possession related to the alleged successor relationship between Valentec and any other company that may have sent waste to the Site; however, to date the EPA has provided no such information, and the Company's own inquiries have not confirmed the presence or absence of any such relationship. A group of PRPs has negotiated a proposed administrative order of consent (the "Consent Order") with the EPA providing for an initial limited soil cleanup, and has requested that Valentec and other parties named as PRPs join the Consent Order. The Company has become a party to the Consent Order and estimated costs of this matter are considered de minimis. There can be no assurance, however, that the Company's entry into the Consent Order would limit any costs imposed on the Company as proposed in the Consent Order because compliance with the Consent Order does not release the Company from all further liability, and if costs were greater than the Company's estimates, they could be material to the Company. Although the Company does not believe that under current circumstances, such costs could be material to the Company.

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2005, the Company had outstanding forward exchange contracts that mature between October 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at September 30, 2005 totaled approximately $148,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

      Certain intercompany sales at the Company's Czech Republic facility are denominated and settled in Euros and certain of its operating expenses are paid in Czech Korunas. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on March 3, 2005 to buy Czech Korunas with Euros for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2005, the Company had outstanding forward exchange contracts that mature between October 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $1.4 million. The fair values of these contracts at September 30, 2005 totaled approximately $65,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

Note 9 Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2005, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to forward hedge contracts for foreign currency with a U.S. bank (together, the "Guarantee Facilities"). The Guarantee Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Guarantee Facilities. The guarantees are in effect for the duration of the related Guarantee Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Note 10 New Accounting Pronouncements

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

Results of Operations

      On September 1, 2005 the Company exercised an option to acquire 49% of the ownership interests of NxGen Technologies, LLC ("NxGen"), which is in the business of designing airbags, airbag systems and inflator units. The Company exercised this option in connection with NxGen's entry into a License and Consulting Agreement with Delphi Automotive Systems LLC ("Delphi") pursuant to which NxGen granted Delphi an exclusive, worldwide, royalty-bearing license to certain of NxGen's patents and patent know-how. The Company recognized approximately $1.5 million (free of tax from an existing capital loss carryforward) into equity in earnings from unconsolidated affiliate in connection with the exercise of the option and recorded an asset of approximately $247,000 (which represents the Company's ownership interest in this affiliate's equity) in the Company's balance sheet in investment in unconsolidated affiliate. The Company will participate in NxGen's subsequent profits and losses pro rata in accordance with its equity ownership.

      The Company's customers supply airbag modules to various automotive manufacturers. The automotive manufacturers have recently experienced rising inventories of unsold automobiles and trucks resulting in reduced production in order to balance inventory levels with sales. The impact of any further sustained reductions in production cannot be predicted but may impact the Company's results of operations and/or financial position adversely.

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

      During the third quarter of 2005, one of the Company's largest raw materials suppliers announced a price increase of approximately 4% on raw material yarn purchased for the Company's North America airbag fabric weaving facility, effective in the fourth quarter of 2005. Management has estimated the impact on the cost of raw material purchases to be approximately $250,000 for the year ending December 31, 2005 and approximately $1 million on an annual basis. The Company is currently in negotiations with its airbag cushion customers in North America to pass along this increase. However, the outcome of such negotiations cannot be determined at this time.

      Upon closing of the stock purchase transaction described in Note 1 - Pending Change of Control under Item 1 above, the Company will pay bonuses of approximately $1.4 million to its chief executive officer and chief financial officer in lieu of any special change of control bonus that is or might be payable pursuant to employment agreements, and Zapata will make a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying additional bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an incentive to remain with the Company during the pendency of the stock purchase transaction. The Company expects to incur these charges in the fourth quarter of 2005 for such bonus payments.

      The Company has received notification from Wachovia Capital Markets, LLC that Wachovia Capital Markets believes that it will be entitled to a fee from the Company of approximately $565,000 in the event the stock purchase transaction is closed. The Company is vigorously disputing Wachovia Capital Markets' claim and considers it to be baseless.

Outlook

      A number of significant uncertainties are impacting the outlook for the Company's financial results for the fourth quarter of 2005 and beyond. These include instability in the raw material and commodity markets, particularly given the effects of the 2005 Gulf Coast storms; continuing distress throughout the supply chain, exacerbated by the unprecedented increases in raw material prices, potential for supply disruptions and other supplier and customer bankruptcies; and an uncertain sales and production environment in North America and Europe.

      The following summarizes the results of operations for the Company for the quarter and nine months ended September 30, 2005 and September 30, 2004.

(In thousands)                                 Quarter ended          Quarter ended        Nine months ended      Nine months ended
                                             September 30, 2005     September 30, 2004     September 30, 2005     September 30, 2004
                                             ---------------------------------------------------------------------------------------
Net sales                                        $  50,562              $  56,172              $ 168,182              $ 191,261
Cost of sales, including depreciation               46,622                 48,111                148,863                162,269
Selling, general and administrative
    expenses                                         3,642                  5,601                 12,305                 14,995
Equity in earnings from
    unconsolidated affiliate                        (1,212)                    --                 (1,212)                    --
Other (income) expense, net                           (184)                  (412)                   290                   (299)
Interest expense                                       157                    218                    490                    649
Provision for income taxes                             163                    732                  2,196                  4,760
Minority interest                                     (172)                    --                   (380)                    --
Net income                                           1,546                  1,922                  5,630                  8,887

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004.

      NET SALES. Net sales decreased $5.6 million, or 10.0%, to $50.6 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. North American operations' net sales increased approximately $108,000, or 0.4%, compared to the quarter ended September 30, 2004. Net sales for European operations decreased $5.7 million, or 18.8%, resulting from decreased overall demand in the automotive market and decisions by certain customers to curtail outsourcing and begin production of certain programs using their own facilities. The decrease in net sales for European operations included the effect of approximately $120,000 of unfavorable changes in foreign currency exchange rates compared to the quarter ended September 30, 2004.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales decreased $1.5 million, or 3.1%, to $46.6 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The decrease was comprised of European operations' cost of sales decreasing $3.4 million, or 12.1%, partially offset by North American operations' cost of sales increasing approximately $1.6 million, or 9.4%, and costs of approximately $325,000 related to the ongoing joint venture pre-production activities in South Africa and China, compared to the quarter ended September 30, 2004. The decrease in cost of sales is attributable to the decrease in sales volumes in the corresponding time periods. Cost of sales as a percentage of net sales increased to 92.2% for the quarter ended September 30, 2005 from 85.6% for the quarter ended September 30, 2004. The increase in cost of sales as a percentage of net sales is a result of the fixed cost component of cost of sales which was not reduced in proportion to the decrease in net sales in the corresponding time periods, as well as inflationary increases for raw materials and supplies as noted above, offset by a decrease in depreciation expense of approximately $600,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $2.0 million, or 35.0%, to $3.6 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The decrease in selling, general and administrative expenses is attributable primarily to reduced professional services costs of approximately $1.6 million, including $550,000 for a whistleblower investigation in 2004, and reduced compensation, benefits and other costs of approximately $600,000. During the quarter ended September 30, 2005, the Company incurred costs of approximately $200,000 related to the ongoing joint venture pre-production activities in South Africa and China. Expenses from pre-production activities are expected to continue until commercial production begins at these joint venture facilities, which is expected to occur on a limited basis in the fourth quarter of 2005. Selling, general and administrative expenses as a percentage of net sales decreased to 7.2% for the quarter ended September 30, 2005 from 10.0% for the quarter ended September 30, 2004 as a result of the above noted items.

      EQUITY IN EARNINGS FROM UNCONSOLIDATED AFFILIATE. The Company recognized equity in earnings from unconsolidated affiliate of $1.2 million for the quarter ended September 30, 2005 compared to equity in earnings from unconsolidated affiliate of $0 for the quarter ended September 30, 2004. Equity in earnings from unconsolidated affiliate was realized primarily from the receipt of approximately $1.5 million representing the Company's share in a one-time license payment for the license of patent and related technology from NxGen in which the Company has a 49% ownership interest, offset by $258,000 to record the investment at net book value.

      OTHER INCOME, NET. The Company recognized other income, net of $184,000 for the quarter ended September 30, 2005 compared to other income, net of $412,000 for the quarter ended September 30, 2004. Other income, net was realized primarily from foreign transaction gains and losses resulting primarily from the revaluation of intercompany balances between the Company's European subsidiaries and the U.S. parent company impact other income, net. Net foreign transaction gains of approximately $200,000 during the quarter ended September 30, 2005 resulted from positive changes in foreign currency exchange rates of approximately 2.3% from those at June 30, 2005.

      INTEREST EXPENSE. Interest expense decreased $61,000, or 27.6%, to $157,000 for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The decrease is attributable to average outstanding debt decreasing to $4.7 million from $17.9 million, partially offset by the average weighted interest rate for all Company debt increasing to 5.45% from 3.78% for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Because a substantial portion of the Company's debt carries interest rates based on the prime rate, such increase in the Company's average weighted interest rate is primarily attributable to increases totaling 200 basis points in the prime rate over the past 12 months.

      PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended September 30, 2005 was approximately $163,000 compared to approximately $732,000 for the quarter ended September 30, 2004. The Company's effective tax rate for the quarter ended September 30, 2005 was 10.6% compared to 27.6% for the quarter ended September 30, 2004. The lower tax amount and effective tax rate for the quarter ended September 30, 2005 is a result primarily of the utilization of a capital loss carryforward against the capital gain arising from the license of patent and related technology of NxGen recorded in equity in earnings from unconsolidated affiliate. The lower effective tax rate for the quarter ended September 30, 2004 was partially affected by lower effective foreign tax rates due to the existence of certain net operating losses associated with the European operations.

      NET INCOME. The Company's net income was $1.5 million for the quarter ended September 30, 2005 compared to $1.9 million for the quarter ended September 30, 2004. This change in net income resulted from a combination of the items discussed above.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004.

      NET SALES. Net sales decreased $23.1 million, or 12.1%, to $168.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. North American operations' net sales decreased approximately $6.1 million, or 6.9%, compared to the nine months ended September 30, 2004, with the decrease principally due to decreased demand in the North America automotive market and increased customer in-sourcing of production. Net sales for European operations decreased $17.0 million, or 16.5%, resulting from decreased overall demand in the automotive market and decisions by certain customers to curtail outsourcing and begin production of certain programs using their own facilities. The decrease in net sales for European operations included the effect of approximately $2.2 million of favorable changes in foreign currency exchange rates compared to the nine months ended September 30, 2004.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales decreased $13.4 million, or 8.3%, to $148.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease was attributable to North American operations' cost of sales decreasing approximately $1.8 million, or 2.8%, and European operations' cost of sales decreasing $10.8 million, or 12.1%, and costs of approximately $800,000 related to the ongoing joint venture pre-production activities in South Africa and China, compared to the nine months ended September 30, 2004. The decrease in cost of sales is attributable to the decrease in net sales in the corresponding time periods. Cost of sales as a percentage of net sales increased to 88.5% for the nine months ended September 30, 2005 from 84.8% for the nine months ended September 30, 2004. The increase in cost of sales as a percentage of net sales is a result of the fixed cost component of cost of sales not being reduced in proportion to the decrease in net sales in the corresponding time periods, as well as inflationary increases for raw materials and supplies as noted above, offset by a decrease in depreciation expense of approximately $1.5 million due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $2.7 million, or 17.9%, to $12.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in selling, general and administrative expenses is attributable primarily to reduced professional services costs of approximately $2.0 million, including $550,000 for a whistleblower investigation in 2004 and reduced compensation, benefits and other costs of approximately $900,000 partially offset by the one-time charge associated with the closure of the Company's U.K. facility of approximately $300,000 recorded in the nine months ended September 30, 2004. Additionally in the first nine months of 2005, the Company incurred costs of approximately $500,000 related to the ongoing joint venture pre-production activities in South Africa and China. Expenses from pre-production activities are expected to continue until commercial production begins at these joint venture facilities, which is expected to occur on a limited basis in the fourth quarter of 2005. Selling, general and administrative expenses as a percentage of net sales decreased to 7.3% for the nine months ended September 30, 2005 from 7.8% for the nine months ended September 30, 2004 due to the items noted above.

      EQUITY IN EARNINGS FROM UNCONSOLIDATED AFFILIATE. The Company recognized equity in earnings from unconsolidated affiliate of $1.2 million for the nine months ended September 30, 2005 compared to equity in earnings from unconsolidated affiliate of $0 for the nine months ended September 30, 2004. Equity in earnings from unconsolidated affiliate was realized primarily from the receipt of approximately $1.5 million representing the Company's share in a one-time license payment for the license of patent and related technology from NxGen in which the Company has a 49% ownership interest, offset by $258,000 to record the investment at net book value.

      OTHER EXPENSE (INCOME), NET. The Company recognized other expense, net of $290,000 for the nine months ended September 30, 2005 compared to other income, net of $299,000 for the nine months ended September 30, 2004. Other income, net was realized primarily from foreign transaction gains and losses resulting primarily from the revaluation of intercompany balances between the Company's European subsidiaries and the U.S. parent company impact other income, net. Net foreign transaction losses of approximately $300,000 during the nine months ended September 30, 2005 resulted from negative changes in foreign currency exchange rates of approximately 9.8% from those at December 31, 2004.

      INTEREST EXPENSE. Interest expense decreased $159,000, or 24.5%, to $490,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease is attributable to average outstanding debt decreasing to $6.2 million from $17.3 million, offset by the average weighted interest rate for all Company debt increasing to 5.23% from 3.73% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Because a substantial portion of the Company's debt carries interest rates based on the prime rate, such increase in the Company's average weighted interest rate is primarily attributable to increases totaling 200 basis points in the prime rate over the past 12 months.

      PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 2005 was approximately $2.2 million compared to approximately $4.8 million for the nine months ended September 30, 2004. The Company's effective tax rate for the nine months ended September 30, 2005 was 29.5% compared to 34.9% for the nine months ended September 30, 2004. The lower tax amount and effective tax rate for the nine months ended September 30, 2005 is a result primarily of the utilization of a capital loss carryforward against the capital gain arising from the license of NxGen patent and related technology recorded in equity in earnings of unconsolidated affiliate.

      NET INCOME. The Company's net income was $5.6 million for the nine months ended September 30, 2005 compared to $8.9 million for the nine months ended September 30, 2004. This change in net income resulted from a combination of the items discussed above.

Liquidity and Capital Resources

Cash Flows

      Net cash provided by operating activities was approximately $12.8 million for the nine months ended September 30, 2005, compared to cash provided by operating activities of $8.3 million in the comparable period in the prior year. The increase in cash provided by operating activities in 2005 resulted principally from positive changes in working capital offset by a decrease in the Company's net income and a decrease in income taxes payable due to income tax payments made on net income for 2004 and 2005. During the nine months ended September 30, 2005, one current and one former employee who were participants in the Company's executive deferred compensation plan elected to withdraw monies from the plan as permitted by its terms. The withdrawals provided approximately $306,000 in net cash as a result of the recovery of Company-matching funds held in the deferred compensation plan. The cash provided by operating activities in 2004 reflected increases in accounts receivable and inventories and a decrease in accounts payable due primarily to a change in payment terms with a significant customer in return for foregoing early payment discounts, and a change in payment terms with a significant supplier in return for prompt payment discounts and payments of trade balances with certain significant suppliers.

      Net cash used in investing activities was approximately $5.5 million for the nine months ended September 30, 2005, compared to approximately $4.7 million for the comparable period in the prior year. Capital expenditures in the current and prior years were necessitated primarily by new programs awarded by customers, as well as investment in information technology and production equipment replacements and upgrades. The Company expects to spend approximately $6.3 million for the remainder of 2005 on capital expenditures, primarily for equipment to support expected new contracts with customers and including approximately $1.7 million to support its joint ventures in South Africa and China. Additionally, the Company recorded an approximate $247,000 investment in a minority interest in NxGen Technologies, LLC as it acquired a 49% ownership interest in NxGen as previously described. In 2004 the Company's annual capital expenditures were approximately $6.5 million.

      Net cash used in financing activities was approximately $2.1 million in the nine months ended September 30, 2005, compared to net cash used in financing activities of approximately $860,000 for the comparable period in the prior year. Net cash used in financing activities for the nine months ended September 30, 2005 resulted primarily from the Company's repayment of other debt and long-term obligations. Net repayments of the Company's credit facilities in the nine months ended September 30, 2005 were funded by cash flows from operations.

      The activities discussed above in conjunction with the unfavorable effects of foreign exchange rates of $3.2 million, resulted in a net increase in cash and cash equivalents of approximately $2.1 million in the nine months ended September 30, 2005.

      The Company's capital expenditure and working capital requirements are expected to be funded through a combination of cash flows from operations, equipment financing and use of the Company's credit facilities. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months.

Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern). The Company has an aggregate $35.0 million revolving credit facility with Wachovia (the "Wachovia Revolver") expiring October 8, 2006. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. No amount was outstanding under the Wachovia Revolver at September 30, 2005 on the Company's consolidated balance sheet. The Wachovia Revolver also includes a $5.0 million letter of credit facility, of which $297,000 was utilized at September 30, 2005.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.6 million was outstanding as of September 30, 2005. At September 30, 2005, $534,000 of the $1.6 million outstanding was included in current portion of long-term debt on the Company's consolidated balance sheet. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. In addition to the Wachovia Revolver and the Wachovia Term A loan, the Company also has an additional term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $4.5 million was available as of September 30, 2005. At September 30, 2005, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $39.2 million.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. At September 30, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit.

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

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At September 30, 2005, the Company was in compliance with all financial covenants. At September 30, 2005, the Company was also in compliance with all non-financial covenants and had obtained a waiver of non-compliance from Wachovia for not dissolving an inactive subsidiary. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

      The Company intends to renegotiate or replace the Wachovia Facilities prior to expiration of these facilities in October 2006. Although no assurances can be provided in this regard, the Company's management currently believes that it will be able to renegotiate or replace these facilities with amended or new facilities on comparable terms.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at September 30, 2005.

                                               Payments due by Period (in thousands)
                                    ------------------------------------------------------------
                                                Less than      1 - 3        3 - 5      More than
Contractual obligations              Total       1 year        years        years       5 years
                                    -------     ---------     -------      -------     ---------
     Long term debt                 $ 3,412      $ 1,756      $ 1,656      $    --      $    --
     Capital lease obligations        1,569          794          555          220           --
     Operating leases                 4,260        1,840        2,038          382           --
     Purchase obligations             3,477        3,477           --           --           --
                                    -------      -------      -------      -------      -------

             Total                  $12,718      $ 7,867      $ 4,249      $   602      $    --
                                    =======      =======      =======      =======      =======

      The amounts of contractual obligations set forth above include an assumed annual blended interest rate of 5.6% for long term debt and an assumed range of interest rates of between 4.9% and 8.4% for capital lease obligations.

      Additionally as of September 30, 2005, the Company has commitments for funding of the South Africa Joint Venture through the combination of machinery and equipment contributions and related in-kind services of

$900,000 and the intention, but not an obligation, for funding of its China joint venture through possible loan or capital contributions of up to $5.5 million.

Off-Balance Sheet Arrangements

      As of September 30, 2005, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303 (a)(4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this report.

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2005, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to forward hedge contracts for foreign currency with a U.S. bank (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Other

      The Company has an intercompany note in the form of a loan from a U.S. subsidiary to a European subsidiary. This note has previously been classified as long-term in nature pursuant to U.S. generally accepted accounting principles which treat any changes in the value of the note due to fluctuations of currency rates between the U.S. dollar and the euro to be recorded as a separate component of equity (i.e. designated as a hedging transaction). On June 30, 2005 this note ceased to be designated as a hedging transaction as the European subsidiary began to pay down the note resulting in the note's equity component of approximately $6.2 million being frozen in the separate component of equity. Any gains or losses due to fluctuations in currency rates between the U.S. dollar and the euro in future periods will be included in net income in the Company's consolidated statements of operations. At September 30, 2005 the value of this note was approximately $12.5 million which is eliminated in consolidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Wachovia Facilities and certain other facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the Wachovia Facilities and certain other facilities are variable. As of September 30, 2005, the Company's interest rates under the Wachovia Facilities and those certain other facilities approximated 5.6%. Based on the amount outstanding as of September 30, 2005, a hypothetical increase or decrease in interest rates of 100 basis points relating to the Wachovia Facilities would result in an immaterial addition to or reduction in annual interest expense. As of December 31, 2004, the Company's interest rate, inclusive of credit fees under the Wachovia Facilities, approximated 5.00%.

      The Company's operations in Mexico, China, South Africa, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks which are recorded in other expense (income), net on the Company's consolidated statements of operations. Based on amounts outstanding at September 30, 2005, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which the Company has operations would result in a reduction or addition of approximately $125,000 in other expense (income), net. The Company's joint venture in China uses the yuan as its functional currency. In mid-July, the government of China announced an end to the yuan's peg to the U.S. dollar and tied it to a basket of currencies, the initial steps in anticipated reforms aimed at letting the currency float freely. Although the Company currently is unable to measure the effect that currency reforms by the government of China will have on its financial position, results of operations and cash flows, the Company's China joint venture is intended to produce airbag cushions for the Chinese domestic market and Asian markets. Because raw material sources, production and sales related to the Company's China joint venture are expected to occur primarily within China, currency reforms by the government of China are not expected to have a material impact on the Company's financial position or results of operations. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a material adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. The Company has formally documented all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. Derivative financial instruments are not entered into for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 16, 2005 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2005, the Company had outstanding forward exchange contracts that mature between October 2005 and December 2005 to purchase Mexican pesos with an aggregate notional amount of approximately $2.1 million. The fair values of these contracts at September 30, 2005 totaled approximately $148,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of accumulated other comprehensive income ("AOCI"), until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

      Certain intercompany sales at the Company's Czech Republic facility are denominated and settled in Euros and certain of its operating expenses are paid in Czech Korunas. To reduce exposure to fluctuations in the Euro and Czech Koruna exchange rates, the Company entered into forward contracts on March 3, 2005 to buy Czech Korunas with Euros for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts were designated as hedges at inception and are monitored for effectiveness on a routine basis. At September 30, 2005, the Company had outstanding forward exchange contracts that mature between September 2005 and December 2005 to purchase Czech Korunas with an aggregate notional amount of approximately $1.4 million. The fair values of these contracts at September 30, 2005 totaled approximately $65,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are deferred and recorded in the balance sheet as a component of AOCI, until the underlying transaction is recorded in earnings. When the hedged item affects earnings, gains or losses are reclassified from AOCI to the consolidated statement of operations as cost of goods sold.

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

            As disclosed in the Company's Annual Report on Form 10-K for 2004, the U.S. Environmental Protection Agency (the "EPA") has notified that Company that it believes Valentec Wells, LLC ("Valentec"), as a successor to one or more other companies, is one of the 73 largest Potentially Responsible Parties ("PRPs") with responsibility for the RRG Clayton Chemical Site (the "Site") in Sauget, Illinois under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Valentec is an inactive subsidiary of the Company. The Company requested that the EPA provide any information in its possession related to the alleged successor relationship between Valentec and any other company that may have sent waste to the Site; however, to date the EPA has provided no such information, and the Company's own inquiries have not confirmed the presence or absence of any such relationship. A group of PRPs has negotiated a proposed administrative order of consent (the "Consent Order") with the EPA providing for an initial limited soil cleanup, and has requested that Valentec and other parties named as PRPs join the Consent Order. The Company has become a party to the Consent Order and estimated costs of this matter are considered de minimis. There can be no assurance, however, that the Company's entry into the Consent Order would limit any costs imposed on the Company as proposed in the Consent Order because compliance with the Consent Order does not release the Company from all further liability, and if costs were greater than the Company's estimates, they could be material to the Company. Although the Company does not believe that under current circumstances, such costs could be material to the Company.

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

                                        SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: November 2, 2005                 By: \s\ Brian P. Menezes
                                        ---------------------------------
                                        Brian P. Menezes
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        By: \s\ William F. Nelli
                                        ---------------------------------
                                        William F. Nelli
                                        Controller