Form 10-K
period 2005-12-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 2006-03-16
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)
            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       OR
            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______.
                         Commission File Number 0-23938

                      SAFETY COMPONENTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                     33-0596831
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)

               41 Stevens Street
           Greenville, South Carolina                              29605
    (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (864) 240-2600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of the common stock held by persons other than affiliates of the registrant (based upon the assumption, for purposes of this computation only, that Zapata Corporation and all of the registrant's directors and executive officers were affiliates), as of June 30, 2005, was approximately $12,835,000.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes [X] No [ ].

      As of March 1, 2006, there were 5,405,147 shares of the Company's common stock, par value $0.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

         Cautionary Statement Pursuant to Safe Harbor Provisions of the
                Private Securities Litigation Reform Act of 1995

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including without limitation those contained in "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosure about Market Risk," or relating to the Company's outlook for fiscal year 2006, overall volume and pricing trends or strategies and their anticipated results, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects," "anticipates," "approximates," "believes," "estimates," "intends," and "hopes" and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include (but are not limited to) those factors described under "Item 1A. Risk Factors" below and other factors that generally affect the automotive industry. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

The Company

      Safety Components International, Inc. (including, when the context requires, its consolidated subsidiaries, the "Company" or "Safety Components") was incorporated in Delaware in 1994. It is a leading low-cost, independent supplier of automotive airbag fabric and cushions and technical fabrics with operations in North America, Europe, South Africa and China. The Company entered into joint ventures to produce products in China and South Africa in 2004. Commercial production has not yet commenced in South Africa and has just begun in the fourth quarter of 2005 in China. In 2005, the Company also acquired a minority interest in a U.S.-based partnership which develops new airbag module inflation technology. The Company sells airbag fabric domestically and cushions worldwide to the major airbag module integrators that outsource such products. The Company believes that it is also a leading manufacturer of value-added technical fabrics used in a variety of niche industrial and commercial applications such as fire service apparel, ballistics material, filtration and military fabrics. The ability to interchange airbag and specialty technical fabrics using the same equipment and similar manufacturing processes allows the Company to more effectively utilize its manufacturing assets and lower its per unit overhead costs.

      Net sales of automotive airbag cushions, automotive fabrics and technical fabrics products (the "automotive airbag and fabrics products" business) were approximately $220.1 million, $247.9 million and $183.7 million in the years ended December 31, 2005 and December 31, 2004 and the nine month period from March 30, 2003 to December 31, 2003, respectively. Subsequent to the 2003 Change of Control (described below), the Company changed its fiscal year to a calendar year end to coincide with the fiscal year end of Zapata Corporation ("Zapata"), the Company's former majority owner. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. The years ended December 31, 2005 and December 31, 2004 each consisted of twelve months of operations.

2005 Change of Control

      On September 23, 2005, Zapata entered into a Stock Purchase Agreement with WLR Recovery Fund III, L.P. ("WLR III") to sell to WLR III all of its 4,162,394 shares of the Company's common stock. On September 26, 2005, Zapata, WLR III and WLR Recovery Fund II, L.P. ("WLR II" and collectively with WLR III, referred to as the "WLR Recovery Funds") entered into Amendment No. 1 and Joinder Agreement which joined WLR II as a party to the Stock Purchase Agreement. The Amendment No. 1 provided that WLR II and WLR III would purchase 241,419 and 3,920,975 shares of the Company's common stock, respectively. The purchase price of $12.30 per share, or $51,197,446 in the aggregate, was paid in immediately available funds at the closing of the transaction on December 2, 2005. The WLR Recovery Funds are affiliates of Mr. Wilber L. Ross, Jr., and W. L. Ross and Co. LLC.

      As provided in the Stock Purchase Agreement and after the closing of the transaction, the Company's Board of Directors elected three WLR Recovery Funds' nominees to the Company's board of directors and Zapata then caused its own representatives to resign as directors of the Company. The WLR Recovery Funds' nominees to the Company's board of directors are Wilbur L. Ross, Jr., Michael J. Gibbons and David H. Storper.

      As a result of the foregoing transactions, a change of control of the Company occurred (the "2005 Change of Control").

      Upon closing of the stock purchase transaction, and in lieu of any special change of control bonus that was or might have been payable pursuant to employment agreements between the Company and each of John Corey, then President and Chief Executive Officer, and Brian Menezes, Vice President and Chief Financial Officer, the Company paid a bonus of $994,000 to Mr. Corey and $406,000 to Mr. Menezes.

      In addition, upon closing of the stock purchase transaction, Zapata made a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an appropriate incentive to remain with the Company during the pendency of the stock purchase transaction. The Compensation Committee of the Company's Board of Directors determined that this $1.0 million aggregate amount be distributed as follows: $400,000 to John C. Corey, $214,500 to Brian P. Menezes, $75,000 to Stephen B. Duerk, Vice President and president of the Company's North American Automotive Group, and $50,000 to Vick Crowley, Treasurer, with the remainder of $260,500 distributed among other key employees of the Company as recommended by the Company's President and Chief Executive Officer. These bonus amounts payable to Messrs. Corey and Menezes were in addition to the amounts paid to them that are described in the immediately preceding paragraph. In addition, the Company recognized expenses of approximately $600,000 related to this stock purchase transaction. All of the bonus amounts and purchasing expenses have been included in the Company's income statement in expenses associated with changes of control.

2003 Change of Control

      On September 29, 2003, Zapata filed a Schedule 13D with the United States Securities and Exchange Commission (the "SEC") indicating that as of September 18, 2003 it had acquired 2,663,905 shares of the Company's common stock which then constituted approximately 53.7% of the issued and outstanding shares of such common stock. As a result, a change of control of the Company (the "2003 Change of Control") occurred. On October 6, 2003, Zapata filed an amendment to its Schedule 13D with the SEC, indicating that it had acquired an additional 1,498,489 shares of the Company's common stock which, together with the shares previously acquired, then constituted approximately 83.9% of the issued and outstanding common stock of the Company.

      The 2003 Change of Control triggered certain provisions of the Company's Stock Option Plan, including immediate vesting of all options and an automatic change in the exercise price of a portion of the options to $0.01 per share. This change in exercise price constituted a modification of the Stock Option Plan and the Company was required to recognize a one-time, non-recurring compensation cost of $1.4 million for the modified options for 126,900 shares, for the nine months ended December 31, 2003. Additionally, in lieu of re-pricing their Class A stock options, the employment agreements of certain key executives included a provision for a bonus payable in the event of a change of control. The aggregate bonus paid under these provisions in connection with the 2003 Change of Control was $1.4 million and was also recognized as an expense in 2003.

      Following the 2003 Change of Control, the Company's Audit Committee and Board of Directors determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31 to coincide with Zapata's year end. This change was effective as of the quarter ended December 31, 2003. At a meeting on January 26, 2004, the Company's Board of Directors appointed two designees of Zapata, Avram Glazer and Leonard DiSalvo, as members of the Company's Board of Directors.

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

      Due to exercises of options to purchase common stock of the Company, on or about March 31, 2004, the number of shares of common stock outstanding increased and, as a result, Zapata's ownership was reduced to less than 80%. As a result of Zapata's ownership of the company's outstanding common stock falling below 80%, Zapata could not consolidate the Company into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Under The Tax Sharing and Indemnity Agreement, the Company was consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004. On January 4, 2005, the Company received notification from the Internal Revenue Service that its plan to return to the taxpayer status consistent to the periods prior to the 2003 Change of Control had been approved.

The Woodville Acquisition

      On November 2, 2001, the Company's U.K. subsidiary, Automotive Safety Components International Limited ("ASCIL"), acquired the airbag business (operated under the name of Woodville Airbag Engineering and hereafter referred to as "Woodville") of TISPP UK Limited, a subsidiary of Smiths Group PLC, to expand its European operations. This acquisition contributed approximately $7.8 million in sales and had a negative impact of approximately $1.1 million on cost of sales, including depreciation and a negative impact of approximately $1.5 million on operating income for the period from November 3, 2001 to March 30, 2002. The management and business activities of the Woodville operation were consolidated into the ASCIL operation during the quarter ended June 28, 2003. The manufacturing process and production assets have been transferred to other European operations of the Company primarily in lower labor cost facilities and countries.

Discontinuation of Munitions and Metal Components Business

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

      Characteristic of the industry, the Company supplies airbag cushions to module integrators, most of which also produce a portion of their cushion requirements internally. As a result, the Company may compete with those of its customers that supply their own internal cushion requirements. However, in most cases the Company's customers do not produce the same cushions for the same car/truck models for which the Company produces cushions.

      Another characteristic of the airbag industry is the qualification process for new suppliers. New suppliers that wish to produce and supply airbag cushions or airbag fabric must undergo a rigorous qualification process, which can take in excess of a year. The Company believes that the existence of this qualification process can result in significant re-qualification costs for module integrators which are required to assist any new supplier in meeting automakers' requirements. Additionally, the Company believes module integrators are, like their automaker customers, trying to reduce overall industry costs by limiting the number of suppliers.

Establishment of Joint Ventures

      On November 30, 2004, the Company announced that it had signed an agreement to form a joint venture with KAP Textile Holdings SA Ltd. ("Gelvenor") which, through its Gelvenor textiles divisions, produces high technology industrial, technical and specialized fabrics in South Africa (the "South Africa Joint Venture"). The Company anticipates that the South Africa Joint Venture, which has not yet commenced commercial production, will produce automotive airbag cushions in South Africa utilizing the fabrics produced by Gelvenor. The initial production is intended to satisfy the South African domestic market, with additional production capacity available to support the Company's growing worldwide customer base by the end of 2006. The Company owns 75% of the entity formed to conduct the operations of the South Africa Joint Venture.

      On January 4, 2005, the Company announced it had signed an agreement to form a joint venture with Kingsway International Limited, an entity associated with Huamao (Xiamen) Technical Textile Co., Ltd. ("Huamao") which manufactures airbag, industrial and technical fabrics, in China (the "China Joint Venture"). The Company anticipates that the China Joint Venture, which commenced commercial production in the fourth quarter of 2005, will produce automotive airbag cushions in China utilizing fabrics produced by Huamao. Pursuant to a technology transfer and joint venture agreement, the Company will provide technical assistance to its partner in the development of airbag fabrics. Production is intended to satisfy the Chinese domestic market. The Company owns 65% of the entity formed to conduct the operations of the China Joint Venture.

      The Company has certain financial commitments related to these joint ventures as described in "Liquidity and Capital Resources - Contractual Obligations" below.

NxGen Partnership

      On September 1, 2005 the Company exercised an option to acquire 49% of the ownership interests of NxGen Technologies, LLC ("NxGen"), which is in the business of designing airbags, airbag systems and inflator units. The Company exercised this option in connection with NxGen's entry into a License and Consulting Agreement with a major automotive supplier ("Supplier") pursuant to which NxGen granted Supplier an exclusive, worldwide, royalty-bearing license to certain of NxGen's patents and patent know-how. The Company waived a right-of-first-refusal with respect to the license. Supplier paid NxGen an initial license fee and will owe it two additional payments, which will be treated as prepaid royalties for subsequent sales, if and when validation and sales targets are met. If sales exceed the volume corresponding to the prepaid royalties, Supplier will pay NxGen an additional royalty for each airbag system sold using the licensed patents and know-how. The Company recognized approximately $754,000 (net of income taxes of $448,000) in equity in earnings of unconsolidated affiliate in connection with the exercise of the option and the allocation of the Company's proportionate share of NxGen's income from the receipt of the initial license fee from Supplier. As a result of the above and also the Company's receipt of a distribution from NxGen, the Company recorded an asset of approximately $237,000 (which represents the Company's ownership interest in this affiliate's equity) in the Company's balance sheet at December 31, 2005 in investment in unconsolidated affiliate. The Company will participate in NxGen's subsequent profits and losses pro rata in accordance with its equity ownership.

Products

      The Company's automotive products include passenger, driver and side impact airbag cushions, side protection curtains, knee protection cushions and related parts and accessory components manufactured for installation in approximately 200 car and truck models sold worldwide and airbag fabric for sale to airbag manufacturers. Sales of airbag related products (inclusive of sales of airbag fabric) accounted for approximately 88.3% and 88.5% of the Company's consolidated net sales in the fiscal years ended December 31, 2005 and December 31, 2004, respectively and approximately 89.8% of the Company's consolidated net sales in the nine month period from March 30, 2003 to December 31, 2003.

      The Company also manufactures a wide array of specialty technical fabrics for consumer and industrial uses. These fabrics include, but are not limited to:
(i) protective apparel worn by firefighters; (ii) filtration fabrics used in the aluminum, coal, steel, cement, clay and brewing industries; (iii) woven fabrics for use by manufacturers of coated products; (iv) specialty fabrics used in fuel cells, bomb and cargo chutes, oil containment booms and gas diaphragms, among other uses; and (v) release liners used in tire manufacturing. Sales of technical related products accounted for approximately 11.7% and 11.5% of the Company's consolidated net sales in the fiscal years ended December 31, 2005 and December 31, 2004, respectively and approximately 10.2% of the Company's consolidated net sales in the nine month period from March 30, 2003. The market for the Company's technical related products is highly segmented by product line. Marketing and sales of the Company's technical related products is conducted by the Company's marketing and sales staff based in Greenville, South Carolina. Manufacturing of these products occurs at the South Carolina facility, using the same equipment and manufacturing processes that the Company uses to produce airbag fabric, enabling the Company to take advantage of demand requirements for the various products by leveraging its expenditures on production retooling costs. By manufacturing technical products using the same machines that weave airbag fabric, the Company is able to more effectively utilize capacity at its South Carolina plant and lower per unit overhead costs.

      See Note 7 to the Consolidated Financial Statements for additional financial information by product type, which information is incorporated herein by reference

Customers

      The Company sells its airbag cushions to airbag module integrators globally for inclusion in specified model cars, generally pursuant to contract requirements. Certain of these customers also manufacture airbag cushions to be used in their production of airbag modules. The Company markets and sells airbag cushions through its direct marketing and sales forces based in South Carolina, California, Mexico, Germany and China.

      The Company sells its airbag fabric in North America either directly to a module integrator or to a fabricator (such as the Company's own operations), which sells a sewn airbag to the module integrator. In some cases, particularly when the cushion requires lower air permeability to facilitate more rapid or prolonged inflation, and to eliminate particulate burn-through caused by hot inflators, the fabric must be coated before fabrication into airbags. For such requirements, the Company sells fabric to coating companies, which then resell the coated fabric to either an airbag cushion fabricator (including the Company) or module integrator. Sales are either made against purchase orders, pursuant to releases on open purchase orders, or pursuant to short-term supply contracts generally having durations of up to twelve months.

      The Company has contractual relationships with several large, global module integrators, the most significant being Autoliv, Key Safety Systems, Takata and TRW, listed in alphabetical order. The Company supplies airbag cushions and/or airbag fabric to each of these customers based upon releases from formal purchase orders, which typically cover periods of up to twelve months and are subject to periodic negotiation with respect to price and quantity. Sales to these four customers together approximate 60-68% of total sales for the past three fiscal periods. The loss of any of its largest customers could have a material adverse effect on the Company. See Note 2 of the Consolidated Financial Statements for further information regarding the Company's customers, which information is incorporated herein by reference.

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

Capacity

      The Company manufactured and shipped over 26.3 million airbag cushions and related components to the Company's global customers during the fiscal year ended December 31, 2005. The Company believes it has adequate airbag cushion manufacturing capacity for its anticipated customer requirements in its 2006 fiscal year.

      The Company's South Carolina facility produced approximately 14.9 million yards of fabric in the fiscal year ended December 31, 2005. The Company believes it has adequate airbag fabric capacity for its anticipated customer requirements in fiscal 2006. The Company utilizes weaving machines that are versatile in their ability to produce a broad array of air restraint and specialty technical fabrics for use in a large number of applications. The ability to interchange the machines between air restraint fabric and other specialty technical fabrics allows the Company to leverage its utilization of plant assets. In 2005 the Company placed in service 21 state-of-the-art water jet looms as part of its continuous improvement and technology program.

Competition

      The Company competes with several independent suppliers of airbag cushions in the United States and Europe for sales to airbag module integrators. The Company also competes with plants owned by its airbag module integrator customers, which produce a substantial portion of airbag cushions for their own consumption, although they do not generally manufacture the same airbag cushions for the same vehicle models for which the Company manufactures. Most airbag module integrators subcontract a portion of their requirements for airbag cushions. However, decreased overall demand in the automotive market can increase the likelihood of decisions by module integrator customers to curtail outsourcing and begin production of certain programs using their own facilities so they can maintain full utilization of their own facilities during downturns. The Company believes that it has good working relationships with its customers due to its high volume, high quality and low-cost manufacturing capabilities and consistency of products and service.

      The Company shares the North American airbag fabric market primarily with Milliken, Takata-Highland, Mastex, Key Safety and Autoliv. Takata-Highland, Key Safety and Autoliv, all airbag module integrators, produce a portion or all of their airbag fabric for use in their own airbag cushions.

      The automotive airbag cushion, airbag fabric and airbag module markets are highly competitive. Some of the Company's current and potential competitors have greater financial and other resources than the Company and some are more diversified than the Company. The Company competes primarily on the basis of its price, product quality, reliability, flexibility and capability to produce a wide range of models of passenger and driver airbag cushions and side impact airbag curtains and cushions. In addition, the Company's weaving plant in South Carolina has provided it with some measure of vertical integration, enhancing its ability to compete in the automotive airbag industry. Increased competition, as well as price reductions of airbag systems, could adversely affect the Company's revenues and profitability.

Technical Centers

      The Company has technical centers in Greenville, South Carolina; Ensenada, Mexico; and Hildesheim, Germany. The center in Hildesheim, Germany has the ability to conduct static and dynamic deployment testing and analysis using high-speed video equipment and includes pendulum-testing capability, a sample shop with manual and CNC sewing equipment, a production-style laser cutter, volumetric measurement and analysis equipment, textile welding and other non-sewn fastening equipment. The center also has a materials laboratory, and can access the services of laboratory and textile personnel at the Company's facility in Greenville, South Carolina. In North America, the module integrators customarily perform the majority of advanced cushion testing; therefore, the Company has not seen a need for an advanced technical center for cushions in North America. However, all necessary validation testing and process development testing is performed in Ensenada, Mexico. The Ensenada, Mexico technical center consists of a testing laboratory and dedicated prototype cells, complete with separate staff and equipment.

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

Qualification and Quality Control

      The Company's customers require the Company to meet specific requirements for design validation. The Company and its customers jointly participate in design and process validations and customers must be satisfied with reliability and performance prior to awarding a purchase order. All standards and requirements relating to product performance are required to be satisfied before the Company is qualified as a supplier by its customers.

      The Company maintains extensive quality control and quality assurance systems in its North American and European automotive facilities, including inspection and testing of all products, and is TS 16949 and ISO 9001 9002 certified. The more stringent TS 16949 replaces the Company's previous QS 9000 certification. The Company is currently in the process of certification for TS 16949 for the South Africa Joint Venture and the China Joint Venture, and expects completion during 2006. The Company also performs process capability studies and designs experiments to determine that the manufacturing processes meet or exceed the quality levels required by each customer.

      The fabric operation's laboratories have ISO 17025 (A2LA, certificate number 0548.01) and UL accreditation. The Company's fabric operation is also certified under the environmental and energy quality system ISO 14001. The Company was the first airbag fabric manufacturer to have its entire business (not just its manufacturing facility) certified under QS 9000.

Governmental Regulations

      The Company's operations are subject to various product safety, environmental, employee safety and wage and transportation related statutes and regulations. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

Product Liability

      The Company is engaged in a business that could expose it to possible claims for injury resulting from the failure of products sold by it. In the past, there has been increased public attention to injuries and deaths of children and small adults due to the force of the inflation of airbags. To date, however, the Company has not been named as a defendant in any automotive product liability lawsuit, nor has it been threatened with any such lawsuit. The Company maintains product liability insurance coverage, which management believes to be adequate. However, a successful claim brought against the Company resulting in a product recall program or a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

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

      In addition, the Company has a significant portion of its manufacturing operations in foreign countries and therefore purchases a significant portion of its raw materials from foreign suppliers. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold.

      Certain of the Company's operations generate net sales and incur expenses in foreign currencies. The Company's financial results from international operations may be affected by fluctuations in currency exchange rates. Future fluctuations in certain currency exchange rates could adversely affect the Company's financial results. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the fiscal year ended December 31, 2005 has resulted in the recognition of other expense, net of approximately $917,000. However, it is unknown what the effect of foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. In certain situations, the Company utilizes derivative financial instruments designated as cash flow hedges to reduce exposures to volatility of foreign currencies impacting the operation of its business. See

Item 7A,  "Quantitative and Qualitative  Disclosures about Market Risk" and Note
11  to  the  Consolidated   Financial   Statements  for  information   regarding
derivatives and hedging.

      See Note 7 to the Consolidated Financial Statements for additional financial information by geographic area, which information is incorporated herein by reference.

Employees

      At December 31, 2005, the Company employed approximately 2,900 employees. The Company's hourly employees in Mexico, the Czech Republic and South Africa are entitled to a federally regulated minimum wage, which is adjusted from time to time. The Company seeks to set wages for its hourly employees in China at a level designed to compete for skilled workers in its economic zone market. The Company's employees at its Mexican and Czech Republic facility are unionized. In addition, the Company's wholly owned German subsidiary has a workers' council pursuant to German statutory labor law. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

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

      An undiscounted reserve of $277,000 has been included in "other long-term liabilities" on the accompanying consolidated balance sheets for estimated future environmental expenditures related to the Company's facility in Greenville, South Carolina (the "Greenville facility") for conditions existing prior to the Company's ownership of the facility. Such reserve was established at the time the Company acquired the facility, and the amount was determined by reference to the results of a Phase II study performed at the Greenville facility. In addition, the Greenville facility has been identified along with numerous other parties as a Potentially Responsible Party ("PRP") at the Aquatech Environmental, Inc. Superfund Site. The Company believes that it is a de minimis party with respect to the site and that future clean-up costs incurred by the Company with respect to the site will not be material.

      The U.S. Environmental Protection Agency (the "EPA") has notified the Company that it believes Valentec Wells, LLC ("Valentec"), as a successor to one or more other companies, is one of the 73 largest Potentially Responsible Parties ("PRPs") with responsibility for the RRG Clayton Chemical Site (the "Site") in Sauget, Illinois under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Valentec is an inactive subsidiary of the Company. Valentec has entered into a Participation Agreement with a number of other companies that also have been named PRPs concerning the performance of limited response activities at the Site under an EPA Administrative Settlement Agreement and Order on Consent for Removal Action (the "Administrative Settlement"). Along with these other companies, the Company has become a party to the Administrative Settlement and estimated costs of this matter are currently considered de minimis. There can be no assurance, however, that the Company's entry into the Administrative Settlement will limit any costs imposed on the Company as proposed in the Administrative Settlement because compliance with the Administrative Settlement does not release the Company from all further liability, and if costs were greater than the Company's estimates, they could be material to the Company; however the Company does not believe that under current circumstances, such costs could be material to the Company.

      Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued are expected to be required for the Company's environmental control efforts and the final outcomes of these matters are not expected to have a material adverse effect on the Company's financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects. Management's opinion is based in part on the advice of independent consultants on environmental matters.

Intellectual Property

      The Company holds thirty-five patents and approval for eight additional patents are pending. All patents relate to technical improvements for enhancement of product performance with respect to the Company's airbag, fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire between the years 2011 and 2021.

      The Company also owns 49% of NxGen Technologies, LLC, which has granted a major automotive supplier an exclusive world-wide royalty bearing license to certain of NxGen's patents and patent know-how. See "The Company -- NxGen Partnership."

Engineering, Research & Development

      The Company's fabric and airbag cushions operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company designs and engineers its fabrics to meet its customers' specific applications and needs. While the component manufacturer originates most design requirements, the Company remains dedicated to improving the quality of existing products, as well as developing new products for all applications. Costs associated with design and development for fabric and airbag cushions were approximately $3.1 million, $1.5 million and $1.2 million in the years ended December 31, 2005 and December 31, 2004, and in the nine month period from March 30, 2003 to December 31, 2003, respectively.

ITEM 1A. RISK FACTORS

Downturns in the automotive industry, such as recent downturns in the North American automotive industry, usually reduce demand for the Company's products and therefore its revenues and income.

      Demand for the Company's products is generally tied to the demand for automobiles (which term includes light trucks and SUVs unless explicitly indicated otherwise). The Company sells its products to airbag module manufacturers which in turn sell their modules to various automotive manufacturers. The automotive manufacturers have, from time to time, experienced rising inventories of unsold automobiles resulting in reduced production in order to balance inventory levels with sales. Sustained reductions in automotive production reduce demand for the Company's products and therefore reduce its revenues and profitability.

      For example, the Company has recently experienced a decline in sales since the third quarter of 2005 in part as a result of downturns in the North American automotive industry. General Motors and Ford Motor Company have announced workforce reductions and plant closings and experienced rising cost pressures including, but not limited to increasing costs of worker healthcare. The Company is not able to predict how long these industry trends will continue, but a sustained downturn could have a material adverse affect on the Company's results of operations, cash flows and financial position.

      The Company's results of operations are also subject to the effects of work stoppages within the automotive industry as a whole. In particular, the Company's sales of airbag products are vulnerable to interruptions as a result of work stoppages of labor forces of the Company's customers and/or major automotive manufacturers whose unionized workers may strike from time to time. The Company has historically experienced these interruptions in sales and believes it has the financial resources to withstand brief interruptions in sales caused by these types of work stoppages. However, the Company cannot provide assurance that future interruptions in sales would not have a material adverse affect on its results of operations, cash flows and financial position.

Industry consolidation could reduce competition, decrease sales prices and drive down demand for the Company's products.

      Automotive suppliers, such as the Company's customers, are currently subject to the cost pressures in the automotive industry as described above. Consolidation within the automotive industry could result in further vertical integration of its customers, with the potential effect of decreased sales prices and demand for the Company's products. Such consolidation could have a potentially adverse effect on the Company's results of operations, cash flows and financial position.

New competition in North America market could reduce sales prices and demand for the Company's products.

      Automotive suppliers, such as the Company's customers, are currently subject to the cost pressures in the automotive industry as described above. Such cost pressures increase the possibility for a customer to assist in developing new suppliers in the North America market, with the possibility of decreased sales prices and demand for the Company's products. New suppliers could be existing U.S. companies in similar or related businesses or existing foreign competition expanding into the North America market. New suppliers and competition could have a material adverse effect on the Company's customers and/or suppliers resulting in a potentially adverse effect on the Company's results of operations, cash flows and financial position.

Nearly two-thirds of the Company's sales are with three customers.

      Characteristic of the industry, the Company's customer base is highly concentrated. The Company's net sales to its three largest customers aggregated approximately 30%, 21% and 9% of net sales in the year ended December 31, 2005. Net sales to these same three customers were approximately 30%, 24% and 8% of net sales, respectively, in the year ended December 31, 2004 and approximately 32%, 23% and 13%, respectively, in the nine months ended December 31, 2003. The loss of any of these three customers could have a material adverse effect on the Company's results of operations, cash flows and financial position.

The Company's credit risk is concentrated in three customers.

      The Company is subject to a concentration of credit risk relating to its trade receivables. At December 31, 2005, three customers accounted for approximately 29%, 16% and 15% of the Company's trade receivables. At December 31, 2004, these same three customers accounted for approximately 36%, 11% and 10%, and at December 31, 2003 for approximately 36%, 15% and 5%, of its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations. However, if such losses were to become material, the Company could experience an adverse affect on its results of operations, cash flows and financial position.

The Company's customers are also some of its primary competitors.

      Characteristic of the industry, the Company supplies airbag cushions to airbag module integrators, most of which also produce a portion of their cushion requirements themselves. As a result, the Company competes with many of its own customers; however, in most cases the Company's customers do not produce the same cushions for the same automobile models for which the Company produces cushions. The Company's customers from time to time decide to bring production of their airbag cushions back in-house (in-sourcing). This occurs more frequently during downturns in the automotive industry such as the current downturn in the North American automotive industry described above. Decreases in demand for automobiles in both the European and the North American markets resulted in decisions by certain customers in 2005 to curtail outsourcing and begin production of certain programs using their own facilities which resulted in reduced sales for the Company. If consolidation continues in the automotive supplier market, the adverse effect on the Company of a decision by a single customer to increase in-sourcing its airbag cushion production would be magnified. The result of in-sourcing decisions made by the Company's customers could materially adversely affect the Company's results of operations, cash flows and financial position.

The Company is dependant on a major nylon yarn supplier.

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

The Company is experiencing increases in prices for raw materials which may not be able to be passed along to customers.

      During 2004 and 2005, one of the Company's largest raw materials suppliers implemented price increases of approximately 11% and 4%, respectively, on raw material yarn purchased for the Company's North America airbag fabric weaving facility. The Company's negotiations with its airbag cushion customers in North America to increase prices of certain of its products in order to preserve the Company's profit margins on these products were only partially successful and resulted in a variety of agreements where such price increases were either agreed to or future sales price reductions were deferred. Management has estimated that the impact of currently known increases in the cost of raw material purchases will be to increase cost of sales by approximately $2.0 million on an annual basis. If such price increases continue, the Company's results of operations, cash flows and financial position could be materially adversely affected.

The Company has substantial operations in Mexico, Europe, South Africa and China, which are subject to a variety of risks.

      A  significant  portion  of  the  Company's  consolidated  net  sales  are generated outside the United States. Foreign operations and sales in foreign markets are subject to a number of special risks including, but not limited to, risks with respect to fluctuations in currency exchange rates, economic and political destabilization and other disruption of markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties and quotas, foreign customs and tariffs and unexpected changes in regulatory environments), changes in foreign laws regarding trade and investment, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans and foreign tax laws. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company's ability to increase or maintain its foreign sales or on its future results of operations, cash flows and financial position.

Currency fluctuations may adversely affect our results of operations and financial position.

      The Company's operations in Mexico, Germany, the United Kingdom, the Czech Republic, China and South Africa expose the Company to currency exchange rate risks associated with the volatility of the relevant foreign currencies against its functional currency, the U.S. dollar. The Company has a significant portion of its manufacturing operations in these foreign countries and purchases a significant portion of its raw materials from foreign suppliers. Certain of the Company's operations also generate net sales and incur expenses in foreign currencies. The Company's primary foreign market for sales is Europe. The production costs, profit margins and competitive position of the Company are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where its products are sold. Changes in foreign currency exchange rates can therefore affect our competitive position, selling prices and manufacturing costs.

      Financial statements of substantially all of the Company's foreign operations are prepared using the local currency as the functional currency. Translation of these foreign operations to United States dollars occurs using the current exchange rate as of the date of the balance sheet for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive income" as a component of stockholders' equity in the accompanying consolidated balance sheets. A stronger U.S. dollar leads to less favorable translation results and a weaker U.S. dollar leads to more favorable translation results.

      In the fiscal year ended December 31, 2005, the impact of changes in the relationship of other currencies to the U.S. dollar resulted in the recognition of other expense, net of approximately $917,000. In the fiscal year ended

December 31, 2004 and the nine month period from March 30, 2003 to December 31, 2003, the impact of changes in the relationship of other currencies to the U.S. dollar resulted in the recognition of other income, net of approximately $677,000 and $2.0 million, respectively. It is unknown what effect foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. If, however, there were a sustained decline of the relevant currencies versus the U.S. dollar, the Company's financial position and results of operations could be materially adversely affected.

      From time to time, the Company utilizes derivative financial instruments to reduce its exposures to volatility of foreign currencies. Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company periodically enters into forward contracts to buy Mexican pesos. Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company periodically enters into forward contracts to buy Czech Korunas with Euros. The Company will either gain or lose money on the forward contracts depending on how actual exchange rates compare to the purchase prices of the forward contracts, though by locking in purchase prices with the forward contracts the Company limits its exposures to adverse changes in exchange rates to the extent of the amounts subject to the hedges. For further information on the Company's risks related to such hedging see, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

      The Company expects exchange rate fluctuations to continue to impact costs and revenues; however, we cannot predict the magnitude or direction of this effect for any period, and there can be no assurance that the future effects will be similar to the effects described in this risk factor.

The Company's primary credit facility matures on October 8, 2006.

      The Company's credit facility with Wachovia Bank, N.A., which includes a $35 million revolving line of credit and two term loan facilities, matures on October 8, 2006. At December 31, 2005, $2.3 million was outstanding under the revolver, $521,000 was utilized under a letter of credit sub-facility, and $1.5 million was outstanding under one of the term loans. Although no assurances can be provided in this regard, the Company's management currently believes that it will be able to renegotiate or replace these facilities prior to their expiration and maturity with amended or new facilities on comparable terms. The inability to secure such financing could adversely affect the Company's ability to procure inventory and fund other working capital needs and could have a material adverse effect on the Company's financial position and results of operations. See "Liquidity and Capital Resources -- Credit Facilities" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 4 to the Consolidated Financial Statements for additional information regarding the Company's credit facilities.

Changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions could have a material adverse affect.

      Like similar companies, the Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). See "Environmental Matters" in Item 1 of this annual report on Form 10-K for more information. Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws and liability for known environmental claims pursuant to such Environmental Laws will not have a material adverse effect on the Company's results of operations, cash flows or financial condition. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could result in a material adverse effect on the Company's results of operations, cash flows and financial position.

The Company is engaged in a business that is prone to product liability claims.

      The Company is engaged in a business that could expose it to possible claims for injury resulting from the failure of products sold by it. In the past, there has been increased public attention to injuries and deaths of children and small adults due to the force of the inflation of airbags. To date, however, the Company has not been named as a defendant in any automotive product liability lawsuit, nor has it been threatened with any such lawsuit. The Company maintains product liability insurance coverage, which management believes to be adequate. However, a successful claim brought against the Company resulting in a product recall program or a final judgment in excess of its insurance coverage could have a material adverse effect on the Company, and any successful claim against the Company could result in increases in premiums for, and potential difficulties in securing, product liability insurance.

Affiliates of W.L. Ross & Co. LLC own approximately 77.0% of the Company's common stock and hold three of the four positions on the Company's board of directors.

      WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., which are affiliates of W.L. Ross & Co. LLC, collectively own approximately 77.0% of the Company's outstanding common stock. Wilbur L. Ross, Jr., David H. Storper and Michael J. Gibbons, each of whom is an officer of W.L. Ross & Co. LLC, hold three of the four currently-filled positions on the Company's board of directors. W.L. Ross & Co. LLC and its affiliates can therefore determine the outcome of most if not all votes of the board of directors and stockholders of the Company. W.L. Ross & Co. LLC has informed the Company that circumstances may occur in which it and its affiliated major investors may have an interest in pursuing acquisitions, divestitures or other transactions, including among other things, taking advantage of certain corporate opportunities that, in their judgment, could enhance their investment in the Company or another company in which they invest. These transactions might involve risks to the Company's other holders of common stock or adversely affect the Company or other investors.

There is a limited market for the Company's common stock.

      The Company's common stock is not listed on any national securities exchange, but rather trades on the Over-The-Counter Bulletin Board. Approximately 77.0% of the Company's common stock is held by WLR Recovery Fund II, L.P. and WLR Recovery Fund III, L.P., which are affiliates of W.L. Ross & Co. LLC. There is a limited market for the Company's common stock and there can be no assurance as to the liquidity of an investment in the Company's common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2.      PROPERTIES

      The Company's corporate headquarters are located in Greenville, South Carolina in a facility owned by the Company, adjacent to its Safety Components Fabric Technologies, Inc. manufacturing facility. The Company owns or leases eight facilities in which it manufactures airbag and technical fabrics related products, with total plant area of approximately 1.3 million square feet (including administrative, warehouse, engineering and research and development areas housed at Company locations). We believe that our plants, which vary in size and age, are in good condition and are suitable for our operations and believe our operating facilities have sufficient capacity to meet our needs for the foreseeable future. Below is an overview of the Company's airbag and technical fabrics related products facilities as of December 31, 2005.

                                                                Floor Area     Owned/       Lease
                    Location                                    (Sq. Ft.)      Leased     Expiration
                    --------                                    ----------     ------     ----------
Ensenada, Mexico (airbag cushions)                                  97,000     Leased        2008    (1)
Ensenada, Mexico (airbag cushions)                                  43,000     Leased        2007    (1) (2) (6)
Greenville, South Carolina (airbag and technical fabrics)          826,000      Owned         N/A    (1) (3) (6) (11)
Hildesheim, Germany (airbag cushions)                               70,000      Owned         N/A    (1) (6) (11)
Jevicko, Czech Republic (airbag cushions)                          100,000      Owned         N/A    (4) (12)
Jevicko, Czech Republic (airbag cushions)                           38,000     Leased        2008    (4) (7)
Otay Mesa, California (airbag cushions)                             16,000     Leased        2006    (5) (6) (9)
Durban, South Africa (airbag cushions)                              14,000     Leased        2008    (1) (10)
Changshu, China (airbag cushions)                                   58,000     Leased        2009    (1) (6) (8)

----------
(1)   Manufacturing, research and development and office space

(2)   Lease also provides for five-year renewal option

(3)   Location of corporate offices

(4)   Manufacturing and office space

(5)   Finished goods distribution center and office space

(6)   Location of marketing and sales offices

(7)   Lease also provides for two-year renewal option

(8)   Lease also provides for five (5) three-year renewal options

(9)   Lease is expected to be extended for 3 years

(10)  Lease also provides for annual renewal options

(11) This property is collateral under the Wachovia Facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities."

(12) This property is collateral under a mortgage which expires in 2007. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Other Long-Term Obligations."

ITEM 3.      LEGAL PROCEEDINGS

      As described in "The Company - The 2001 Restructuring" in Item 1, the Company emerged from bankruptcy on October 11, 2000, and an order entering the final decree and closing the Chapter 11 cases was signed on November 21, 2003. The final decree was subject to a "Limited Reservation of Jurisdiction" for a "Reporting/Fee Dispute" with the U.S. Trustee Office over administrative matters associated with the cases. During the fourth quarter of 2005, the Company resolved this matter with the U.S. Trustee Office for $158,000, an amount less than previously reserved by the Company.

      By letter dated November 2, 2004, a division employee, at the time a controller for the Company's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Neither numerous internal investigations conducted by various levels of the Company's management nor the ensuing external investigation conducted by a forensic accounting firm engaged by the Company's Audit Committee following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, the Company terminated the employee on December 15, 2004. By letter dated December 15, 2004, the former employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, the Company was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that the Company violated the Act. On November 3, 2005, the former employee filed a complaint against the Company and its subsidiaries Safety Components Fabric Technologies, Inc., and Automotive Safety Components International, Inc., ("ASCI") in U.S. District Court, District of South Carolina (the "Complaint") alleging five causes of action: violation of the Act, wrongful discharge in violation of public policy, breach of contract, breach of contract accompanied by a fraudulent act and promissory estoppel. In the Complaint, the former employee seeks compensatory and punitive damages as well as costs and attorney's fees. The Company believes the former employee's claims are without merit and is vigorously defending the case. ASCI has asserted a counterclaim for damages related to expenses incurred in investigating unreasonable allegations of financial irregularities made by the plaintiff.

      See   "Environmental   Matters"   in  Item  1  with   respect  to  certain
environmental   proceedings   involving   the  Company,   which   discussion  is
incorporated herein by reference.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is not listed on any national securities exchange, but rather trades on the Over-The-Counter Bulletin Board. The following table sets forth the range of high and low prices for reported bids of the common stock during the twelve month periods ended December 31, 2005 and December 31, 2004, respectively (the Company's two most recent fiscal years). The prices quoted for the Over-The-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                               High                 Low
                                             --------             -------
Year Ended December 31, 2004
      First Quarter                          $  17.00             $ 12.00
      Second Quarter                            13.50               12.00
      Third Quarter                             13.40               12.75
      Fourth Quarter                            14.00               12.75

Year Ended December 31, 2005
      First Quarter                          $  17.55             $ 13.40
      Second Quarter                            17.00               12.70
      Third Quarter                             14.75               12.90
      Fourth Quarter                            15.20               14.00

      As of March 1, 2006, there were approximately 161 holders of record of the Company's common stock.

      To date, the Company has not paid any cash dividends to its stockholders and does not currently have plans to do so in the future. Further, the Wachovia Facilities (as defined below) restrict the Company's ability to pay dividends. See the discussion of the Wachovia Facilities under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below. During the three months ended December 31, 2005 the Company did not repurchase any equity securities that were registered by the Company pursuant to Section 12 of the Exchange Act.

      The information under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Equity Compensation Plan Information" is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

      The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal periods indicated. The selected historical financial data for the fiscal years ended December 31, 2005 and December 31, 2004, the nine month period from March 30, 2003 to December 31, 2003, and the fiscal years ended March 29, 2003 and March 30, 2002 have been derived from the audited Consolidated Financial Statements of the Company for such periods. The presentation of certain previously reported amounts has been reclassified to conform to the current presentation and to reflect discontinued operations of the non-core businesses (metal and defense). The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto, included elsewhere in this report.

In thousands, except per share data and footnotes
(see Notes  to Selected Financial Data)

                                                               ---------------------------------------------------------------
                                                               Fiscal Year  Fiscal Year  Period from  Fiscal Year  Fiscal Year
                                                                  Ended        Ended     3/30/03 to      Ended        Ended
                                                                12/31/05     12/31/04     12/31/03      3/29/03      3/30/02
                                                               (12 Months)  (12 Months)  (9 Months)   (12 Months)  (12 Months)
                                                               ---------------------------------------------------------------
INCOME STATEMENT DATA (1):
Net sales (2)                                                   $220,114     $247,883     $183,666     $244,338     $203,323
Cost of sales, including depreciation                            196,693      212,167      158,469      215,003      177,257
                                                               ---------------------------------------------------------------
Gross profit                                                      23,421       35,716       25,197       29,335       26,066
Selling, general and administrative
      expenses, excluding amortization                            15,991       20,104       12,995       15,032       12,054
Expenses associated with changes of control (3)                    2,965           --        2,797           --           --
Amortization of intangible assets (4)                                154          153          106          124          900
                                                               ---------------------------------------------------------------
Operating income                                                   4,311       15,459        9,299       14,179       13,112
Other expense (income), net                                          538       (1,467)      (2,275)      (3,446)      (1,034)
Interest expense                                                     682          946        1,664        3,616        4,143
                                                               ---------------------------------------------------------------
Income  from  continuing   operations  before  income taxes,
      minority interest and equity in earnings from
      unconsolidated affiliate, net of tax                         3,091       15,980        9,910       14,009       10,003
Income tax provision                                                 907        5,771        3,808        6,120        3,397
Minority interest in loss of consolidated subsidiaries (6)          (605)         (39)          --           --           --
Equity in  earnings from unconsolidated  affiliate,
      net of tax (5)                                                (754)
                                                               ---------------------------------------------------------------
Income from continuing operations                                  3,543       10,248        6,102        7,889        6,606
Discontinued operations, net of taxes:
      Loss on  disposition of discontinued operations (7)             --           --           --        2,023        2,517
Cumulative effect of change in accounting method (8)                  --           --           --      (14,651)          --
                                                               ---------------------------------------------------------------
Net income (loss)                                               $  3,543     $ 10,248     $  6,102     $ (8,785)    $  4,089
                                                               ===============================================================
PER SHARE DATA, BASIC(1):
Income from continuing operations                               $   0.66     $   1.97     $   1.23     $   1.59     $   1.33
Loss from discontinued operations                                     --           --           --        (0.41)       (0.51)
Cumulative effect of change in accounting method                      --           --           --        (2.95)          --
                                                               ---------------------------------------------------------------
Net income (loss) per common share                              $   0.66     $   1.97     $   1.23     $  (1.77)        0.82
                                                               ===============================================================
PER SHARE DATA, DILUTED:
Income from continuing operations                               $   0.65     $   1.94     $   1.19     $   1.59     $   1.33
Loss from discontinued operations                                     --           --           --        (0.41)       (0.51)
Cumulative effect of change in accounting method                      --           --           --        (2.95)          --
                                                               ---------------------------------------------------------------
Net income (loss) per common share                              $   0.65     $   1.94     $   1.19     $  (1.77)    $   0.82
                                                               ===============================================================
Weighted average number of shares outstanding, basic               5,370        5,206        4,973        4,960        4,960
                                                               ===============================================================
Weighted   average  number  of  shares   outstanding, diluted      5,447        5,294        5,119        4,960        4,960
                                                               ===============================================================
BALANCE SHEET DATA:
                                                               ---------------------------------------------------------------
                                                                12/31/05     12/31/04     12/31/03      3/29/03      3/30/02
                                                               ---------------------------------------------------------------
Working capital (9)                                             $ 40,150     $ 38,124     $ 27,166     $  8,025     $  3,609
Total assets                                                     118,354      127,526      123,326      134,064      125,271
Long term debt, net of current maturities                            810        3,729       11,817        7,363       12,182
Stockholders' equity                                              80,669       80,524       64,029       51,913       55,838

Notes to Selected Financial Data:

(1) The Company did not declare dividends during any of the periods or fiscal years presented.

(2) The growth in net sales between fiscal years 2002 and 2003 is attributable in part to the Woodville acquisition on November 2, 2001.

(3) During the nine months ended December 31, 2003, Zapata Corporation acquired shares of the Company's common stock that at the time of such acquisition represented approximately 83.9% of the then outstanding shares of the Company's common stock, resulting in the 2003 Change of Control described above in "The Company - 2003 Change of Control" in Item 1. The 2003 Change of Control triggered certain provisions of the Company's Stock Option Plan, including immediate vesting of all options and an automatic change in the exercise price of a portion of the options. This change in exercise price constituted a modification of the Stock Option Plan and the Company was required to recognize a one-time, non-recurring non-cash compensation cost of $1.4 million for the modified options. Additionally, the employment agreements of certain key executives included a provision for a bonus payable in the event of a change of control. The aggregate bonus, payable following the 2003 Change of Control, was $1.4 million. During the year ended December 31, 2005, the WLR Recovery Funds acquired shares of the Company's common stock that at the time of such acquisition represented approximately 77.3% of the outstanding shares of the Company's common stock, resulting in the 2005 Change of Control described above in "The Company - 2005 Change of Control" in Item 1. Upon closing of the stock purchase transaction, and in lieu of any special change of control bonus that was or might have been payable pursuant to employment agreements between the Company and each of John Corey, then President and Chief Executive Officer, and Brian Menezes, Vice President and Chief Financial Officer, the Company paid a bonus of $994,000 to Mr. Corey and $406,000 to Mr. Menezes. Additionally, Zapata Corporation contributed $1 million of capital to the Company to pay additional bonuses to certain key employees in association with the 2005 Change of Control. Also, the Company recognized expenses of approximately $600,000 related to this stock purchase transaction.

(4) The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", as of March 31, 2002, the beginning of fiscal 2003, required the Company to cease amortization of the Company's "reorganization value in excess of amounts allocable to identifiable assets" and goodwill, resulting in the reduction of approximately $791,000 in amortization costs from fiscal 2002.

(5) On September 1, 2005 the Company exercised an option to acquire 49% of the ownership interests of NxGen Technologies, LLC ("NxGen"), which is in the business of designing airbags, airbag systems and inflator units. NxGen has a License and Consulting Agreement with a major automotive supplier ("Supplier") which paid NxGen an initial license fee for use of NxGen's technology. Accordingly, the Company recognized approximately $754,000 net of tax and recorded an asset at December 31, 2005 of $237,000 which represents its interest in NxGen's equity.

(6) On November 30, 2004, the Company announced that it had signed an agreement to form the South Africa Joint Venture for the production in South Africa of automotive airbag cushions. As of December 31, 2005, the South Africa Joint Venture had not begun commercial production. On January 4, 2005, the Company announced that it had signed an agreement to form the China Joint Venture for the production in China of automotive airbag cushions. The China Joint Venture began producing and selling airbag cushions in October 2005. Minority interest represents the amount of loss attributable to the Company's unaffiliated joint venture partners.

(7) On December 23, 2002, the Company completed the disposal of all operations that it had classified as "discontinued operations". Net Sales of metal and defense related products were approximately $0, $0, $0, $5.4 million and $10.5 million in the years ended December 31, 2005 and 2004, the period from March 30, 2003 to December 31, 2003 and the years ended March 29, 2003 and March 30, 2002, respectively, for the discontinued operations.

(8) The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", required the Company to assess its "reorganization value in excess of amounts allocable to identifiable assets", arising from the valuation performed upon its emergence from Chapter 11 in October 2000, and goodwill as of March 31, 2002. The excess reorganization value and goodwill were determined to be impaired and, under the transition guidance of SFAS No. 142, the impairment was charged to earnings as the cumulative effect of a change in method of accounting. No tax effect was recognized, as these items were not deductible for income tax purposes. See Note 2 to the Consolidated Financial Statements.

(9) The low amount reported in working capital at March 29, 2003 and March 30, 2002 was principally due to the classification of the Wachovia Facility (as defined below) and/or a subordinated secured note, each due October 2003, with an outstanding balance of $28.5 and $18.9 million at March 29, 2003 and March 30, 2002, respectively, as a current liability at March 29, 2003 and March 30, 2002, respectively. The Company refinanced the Wachovia Facility and repaid the subordinated secured note prior to their maturities in October 2003. See Note 4 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is a leading low-cost independent supplier of automotive airbag fabric and cushions, with operations in North America, Europe, South Africa and China. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report. Except for the historical information contained herein, the discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. The Company's actual results could differ materially from those forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Item 1A. Risk Factors" and, from time to time, in the Company's other filings with the SEC and other factors that generally affect the automotive industry.

      The following discussion and analysis of financial condition and results of operations is based on the Company's Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements.

Outlook

      As the automotive airbag industry has evolved, module integrators have outsourced varying portions of non-proprietary components, such as cushions, to companies such as the Company specializing in the production of individual components. The Company believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. The Company also believes that a majority of the module integrators will purchase fabric from airbag fabric producers such as the Company. However, decreased overall demand in the automotive market may increase the likelihood of decisions by module integrator customers to curtail outsourcing and begin production of certain programs using their own facilities to better utilize their own in-house capacity.

      Like the automotive supply industry generally, the Company continues to experience significant competitive pressure. The Company supplies airbag cushions and/or airbag fabric based upon releases from formal purchase orders, which are subject to periodic negotiation with respect to price and quantity. It will be necessary for the Company to pass along raw material price increases for it to maintain its levels of profitability. The Company expects that it will continue to experience competitive pressures and although it believes that it has good working relationships with its customers due to its manufacturing capabilities, quality products and service, it cannot give assurances that purchases by its module integrator customers will continue at or near their current levels.

      The Company's customers supply airbag modules to various automotive manufacturers. The automotive manufacturers have, from time to time, experienced rising inventories of unsold automobiles and trucks resulting in reduced production in 2005 in order to balance inventory levels with sales. The impact of any further sustained reductions in production, for any reason, cannot be predicted but may impact the Company's results of operations and/or financial position adversely.

      The Company experienced a reduction in sales and operating profit in the second half of 2005 due to the events noted in the immediately preceding paragraphs plus the expenses associated with the 2005 Change of Control. Management is unable to determine the duration of the reduced production, if any, in the domestic and foreign automotive industry or its effect on the Company's results of operations and/or financial position.

Results of Operations

      OVERVIEW. During 2004 and 2005, one of the Company's largest raw materials suppliers implemented significant price increases of approximately 11% and 4%, respectively, on raw material yarn purchased for the Company's North America airbag fabric weaving facility. The Company's negotiations with its airbag cushion customers in North America to increase prices of certain of its products in order to preserve the Company's profit margins on these products were only partially successful and resulted in a variety of agreements where such price increases were either agreed to or future sales price reductions were deferred. Management has estimated that the impact of increases in the cost of raw material purchases will be to increase cost of sales by approximately $2.0 million on an annual basis.

      During 2005 the Company's joint venture facilities in South Africa and China continued progress towards the commercial production of automotive airbags. The China Joint Venture began commercial production in October, 2005 and continues its efforts to build its customer and product base. Sales as reported for the China Joint Venture were insignificant for 2005. The Company recognized approximately $1.5 million in pre-production activities in South Africa and China associated with its joint ventures. Pre-production expenses on a significantly lesser scale are expected to continue at the South Africa Joint Venture until commercial production begins in mid-2006.

      On September 1, 2005 the Company exercised an option to acquire 49% of the ownership interests of NxGen Technologies, LLC ("NxGen"), which is in the business of designing airbags, airbag systems and inflator units. The Company exercised this option in connection with NxGen's entry into a License and Consulting Agreement with a major automotive supplier ("Supplier") pursuant to which NxGen granted Supplier an exclusive, worldwide, royalty-bearing license to certain of NxGen's patents and patent know-how. The Company waived a right-of-first-refusal with respect to the license. Supplier paid NxGen an initial license fee and will owe it two additional payments, which will be treated as prepaid royalties for subsequent sales, when validation and sales targets are met. If sales exceed the volume corresponding to the prepaid royalties, Supplier will pay NxGen an additional royalty for each airbag system sold using the licensed patents and know-how. The Company recognized approximately $754,000 (net of income taxes) in equity in earnings of unconsolidated affiliate in connection with the exercise of the option and the allocation of the Company's proportionate share of NxGen's income from the receipt of the initial license fee from Supplier. As a result of the above and also the Company's receipt of a distribution from NxGen, the Company recorded an asset of approximately $237,000 (which represents the Company's ownership interest in this affiliate's equity) in the Company's balance sheet in investment in unconsolidated affiliate. The Company will participate in NxGen's subsequent profits and losses pro rata in accordance with its equity ownership.

      Upon closing of the stock purchase transaction described in 2005 Change of Control in Item 1 above, the Company paid bonuses of approximately $1.4 million to its former chief executive officer and chief financial officer in lieu of any special change of control bonus that was or might have been payable pursuant to employment agreements, and Zapata made a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying additional bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an incentive to remain with the Company during the pendency of the stock purchase transaction. In addition, the Company recognized expenses of approximately $600,000 related to this stock purchase transaction. The Company recognized these charges in the fourth quarter of 2005.

      Following the 2003 Change of Control, the Company's Audit Committee and Board of Directors determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31 to coincide with Zapata's year end. This change was effective as of the quarter ended December 31, 2003. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. To enhance comparability, the following table summarizes operating results of the Company and operating results expressed as a percentage of net sales for corresponding periods for the years ended December 31, 2005 and December 31, 2004 and the twelve month period ended December 31, 2003 (in thousands) (unaudited):

                                                         -----------------------------------------------------------------
                                                             Period from           Period from           Period from
                                                              1/1/05 to             1/1/04 to            12/29/02 to
                                                               12/31/05              12/31/04              12/31/03
                                                             (12 months)           (12 months)           (12 months)
                                                                                                         (unaudited)
                                                         -----------------------------------------------------------------
Net sales                                                  $220,114   100.0%     $247,883   100.0%     $247,142   100.0%
Cost of sales, including depreciation                       196,693    89.4       212,167    85.6       213,571    86.4
Selling, general and administrative expenses                 16,145     7.3        20,257     8.2        16,949     6.9
Expenses associated with changes of control                   2,965     1.3            --      --         2,797     1.1
Other expense (income), net                                     538     0.2        (1,467)   (0.6)       (3,024)   (1.2)
Interest expense                                                682     0.3           946     0.4         2,515     1.0
Provision for income taxes                                      907     0.4         5,771     2.3         5,472     2.2
Minority interest in loss of consolidated subsidiaries         (605)   (0.3)          (39)     --            --      --
Equity in earnings from unconsolidated affiliate               (754)   (0.3)           --      --            --      --
Loss on discontinued operations, net of taxes                    --      --            --      --           660     0.3
Net income                                                    3,543     1.6        10,248     4.1         8,202     3.3

Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

      NET SALES. Net sales decreased $27.8 million, or 11.2%, to $220.1 million for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004. North American operations' net sales decreased approximately $8.5 million, or 7.5%, compared to the twelve months ended December 31, 2004, with the decrease principally due to decreased demand in the North America automotive market and increased customer in-sourcing of production of cushions and fabric. Net sales for European operations decreased $19.7 million, or 14.7%, resulting from decreased overall demand in the automotive market and decisions by certain customers to curtail outsourcing and begin production of certain programs using their own facilities. The decrease in net sales for European operations contained no significant effect of changes in foreign currency exchange rates compared to the twelve months ended December 31, 2004. The joint venture in China commenced sales in October 2005, contributing approximately $441,000 of net sales in the current year.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales, including depreciation ("cost of sales") decreased $15.5 million, or 7.3%, to $196.7 million for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004. The decrease was attributable to North American operations' cost of sales decreasing approximately $3.2 million, or 3.4%, and European operations' cost of sales decreasing $13.7 million, or 11.6%, and offset by increased costs of approximately $1.4 million related to the ongoing joint venture pre-production activities in South Africa and China, compared to the twelve months ended December 31, 2004. The decrease in cost of sales is attributable to the decrease in net sales in the corresponding time periods. Cost of sales as a percentage of net sales increased to 89.4% for the twelve months ended December 31, 2005 from 85.6% for the twelve months ended December 31, 2004. The increase in cost of sales as a percentage of net sales is primarily a result of the fixed cost component of cost of sales not being reduced in proportion to the decrease in net sales in the corresponding time periods, as well as inflationary increases for raw materials and supplies as noted above and costs associated with the pre-production activities of the Company's Joint Ventures, offset by a decrease in depreciation expense of approximately $2.2 million due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $4.1 million, or 20.3%, to $16.1 million for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004. The decrease in selling, general and administrative expenses is attributable primarily to reduced professional services costs of approximately $3.0 million, including $1.0 million for a whistleblower investigation in 2004, reduced compensation, benefits and other costs of approximately $1.8 million and reduced costs of approximately $300,000 associated with the closure of the Company's U.K. facility in the twelve months ended December 31, 2004. These reductions in costs were partially offset by costs that the Company incurred in the twelve months ended December 31, 2005 of approximately $900,000 related to the ongoing joint venture pre-production activities. Expenses from pre-production activities are expected to continue until commercial production begins at the South Africa Joint Venture, which is expected to occur in mid-2006. Selling, general and administrative expenses as a percentage of net sales decreased to 7.3% for the twelve months ended December 31, 2005 from 8.2% for the twelve months ended December 31, 2004 due to the items noted above.

      EXPENSES ASSOCIATED WITH CHANGES OF CONTROL. The Company recognized expenses of approximately $3.0 million resulting from the sale of its shares by Zapata Corporation to the WLR Recovery Funds. $2.4 million of this amount was paid to certain key executives of the Company in lieu of any special change of control bonuses that were or might have been payable under employment agreements and for efforts to sell the Company and as an incentive to remain employed with the Company during the pendency of the completion of the stock transaction. The bonuses were partly funded by a capital contribution by Zapata of $1 million. In addition, the Company recognized expenses of approximately $600,000 related to this stock purchase transaction.

      OTHER EXPENSE (INCOME), NET. The Company recognized other expense, net of $538,000 for the twelve months ended December 31, 2005 compared to other income, net of $1.5 million for the twelve months ended December 31, 2004. Other expense, net was realized primarily from foreign transaction gains and losses resulting primarily from the revaluation of intercompany balances between the Company's European subsidiaries and the U.S. parent company. Net foreign transaction losses of approximately $917,000 during the twelve months ended December 31, 2005 resulted from unfavorable changes in foreign currency exchange rates of approximately 10.7% from rates prevailing at December 31, 2004. The net foreign transaction losses were partially offset by approximately $379,000 primarily by unrealized gains on its deferred compensation plan assets and interest income.

      INTEREST EXPENSE. Interest expense decreased $264,000, or 27.9%, to $682,000 for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004. The decrease is attributable to average outstanding debt decreasing to $6.4 million from $11.5 million, offset by the average weighted interest rate for all Company debt increasing to 5.9% from 4.2% for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004. Because a substantial portion of the Company's debt carries interest rates based on the prime rate, such increase in the Company's average weighted interest rate is primarily attributable to increases totaling 225 basis points in the prime rate over the past 12 months. Average outstanding debt decreased for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004 due to the Company paying down long-term debt primarily from positive cash flows from operations in 2004 and 2005.

      PROVISION FOR INCOME TAXES. The provision for income taxes for the twelve months ended December 31, 2005 was approximately $907,000 compared to approximately $5.8 million for the twelve months ended December 31, 2004. The Company's effective tax rate for the twelve months ended December 31, 2005 was 29.4% compared to 36.0% for the twelve months ended December 31, 2004. The lower provision for income taxes resulted from lower income before taxes and minority interest and a lower effective tax rate for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004. The lower effective tax rate for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004 resulted primarily from the Company's release of a valuation allowance in connection with the utilization of a capital loss carried back against a capital gain resulting from the sale of intangible assets associated with the sale of a former subsidiary in 2001.

      MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES. On November 30, 2004, the Company announced that it formed the South Africa Joint Venture, and on January 4, 2005, the Company announced that it formed the China Joint Venture. The China Joint Venture began producing and selling airbag cushions in October 2005. The increase in minority interest in loss of consolidated subsidiaries from $39,000 for the twelve months ended December 31, 2004 to $605,000 for the twelve months ended December 31, 2005 resulted from establishing the China Joint Venture in 2005 and the full year of pre-production operations for both joint ventures in 2005. Minority interest in loss of consolidated subsidiaries for the twelve months ended December 31, 2005 represents the amount of loss attributable to the Company's unaffiliated joint venture partners for one full year of pre-production activities, including the approximately two months of operating results from the China Joint Venture. Minority interest in loss of consolidated subsidiaries for the twelve months ended December 31, 2004 represents the amount of loss attributable to the Company's unaffiliated South Africa Joint Venture partner for approximately one month of pre-production activities.

      EQUITY IN EARNINGS FROM UNCONSOLIDATED AFFILIATE. The Company recognized equity in earnings from unconsolidated affiliate of $754,000 (net of income taxes of $448,000) for the twelve months ended

December 31, 2005 compared to equity in earnings from unconsolidated affiliate of $0 for the twelve months ended December 31, 2004. Equity in earnings from unconsolidated affiliate was realized primarily from the receipt of a distribution representing the Company's share in a one-time license payment for the license of patent and related technology from NxGen in which the Company has a 49% ownership interest, partially offset by an amount to record the investment at net book value.

      NET INCOME. The Company's net income was $3.5 million for the twelve months ended December 31, 2005 compared to $10.2 million for the twelve months ended December 31, 2004. This change in net income resulted from a combination of the items discussed above.

Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003 (Unaudited)

      NET SALES. Net sales increased approximately $741,000, or 0.3%, to $247.9 million for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. North American operations' net sales decreased $8.4 million or 6.9% compared to the prior period, with the decrease principally due to decreased demand in the North American automotive market. Net sales for European operations increased $9.1 million or 7.4% compared to the prior period. The increase in European net sales was due principally to the effect of changes in foreign currency exchange rates that increased sales as expressed in U.S.
dollars by approximately $12.5 million over the amount that would have been reported based on exchange rates in effect in the twelve months ended December 31, 2003. The favorable effect of exchange rates was offset by a reduction in volume of approximately $3.3 million due to decreased demand in the European automotive market.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales, including depreciation decreased $1.4 million, or 0.7%, to $212.2 million for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. Cost of sales as a percentage of net sales decreased to 85.6% for the twelve months ended December 31, 2004 from 86.4% for the twelve months ended December 31, 2003. The European operations experienced an increase in cost of sales of $4.7 million as a result of the increase in net sales mentioned above. The European operations experienced a decrease in cost of sales as a percentage of net sales due to improvements in operating efficiencies and cost savings resulting from, among other things, the Company's closure of the Company's United Kingdom facility and transfer of production lines to lower labor cost areas within Europe in the prior year, as well as the favorable effect of exchange rates of approximately $1.3 million, net of one-time lease termination costs of approximately $400,000 associated with the closure of the Company's United Kingdom facility. The closure of the United Kingdom facility contributed approximately $1.7 million to decreased cost of sales compared to the prior year. Cost of sales for North American operations decreased approximately $6.3 million due to the decrease in net sales mentioned above. The North American operations experienced an increase in cost of sales as a percentage of net sales primarily resulting from price increases on raw material of approximately $1.4 million and the North American operations' net sales decrease mentioned above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.3 million, or 19.5%, to $20.3 million for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. Selling, general and administrative expenses as a percentage of net sales increased to 8.2% for the twelve months ended December 31, 2004 from 6.9% in the prior period. The increase in selling, general and administrative expenses is attributable to the following costs: approximately $300,000 in one-time charges associated with the closure of the Company's United Kingdom manufacturing facility which includes redundancy charges and moving expenses; costs approximating $2.4 million in legal, professional and consulting expenses regarding company financing, Sarbanes-Oxley related and other compliance activities, including a $1.0 million investigation cost related to allegations raised by a former employee described under "Item 3. Legal Proceedings"; and approximately $600,000 in costs for implementation of new information systems.

      EXPENSES ASSOCIATED WITH CHANGES OF CONTROL. The Company recognized expenses of approximately $2.8 million in the twelve months ended December 31, 2003 resulting from the purchase of approximately 84% of its shares by Zapata Corporation. This change of control triggered certain provisions of the Company's Stock Option Plan, including immediate vesting of all options and an automatic change in the exercise price of a certain number of the options, which required the Company to recognize a one-time, non-recurring non-cash compensation cost of $1.4 million for the modified options. Additionally, the Company recognized expense of $1.4 million as a bonus payable to certain of its key executives under their employment agreements upon the change of control of the Company.

      OTHER INCOME, NET. The Company recognized other income, net of $1.5 million for the twelve months ended December 31, 2004, as compared to other income, net of $3.0 million for the twelve months ended December 31, 2003. Other income, net is realized primarily from net foreign transaction gains resulting from the revaluation of intercompany balances between the European subsidiaries and the U.S. parent company. The Company recorded net foreign transaction gains of approximately $677,000 for the twelve months ended December 31, 2004, compared to net foreign transaction gains of $2.5 million during the comparable period in the prior period. Additionally, in 2004 the Company recognized unrealized gains on its deferred compensation plan assets of approximately $566,000. The foreign transaction gains for the twelve months ended December 31, 2004 resulted from favorable changes in foreign currency exchange rates of approximately 10.7% in the December 31, 2004 exchange rates as compared to those at December 31, 2003.

      INTEREST EXPENSE. Interest expense decreased $1.6 million, or 62.4%, to $946,000 for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. The decrease is attributable both to a decrease in average interest rates from 5.4% to 4.2% and a decrease in average outstanding debt from $29.1 million to $11.5 million for 2004 as compared to 2003. Average outstanding debt decreased for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 due to the Company paying down long-term debt primarily from positive cash flows from operations in 2003 and 2004.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased $299,000 for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 due in part to an increase of $1.6 million in pre-tax income compared to the prior year. The Company's effective tax rates for the twelve months ended December 31, 2004 and December 31, 2003 were 36.0% and 38.2%, respectively. The lower effective tax rate for the twelve months ended December 31, 2004 is a result of the payment of deductible foreign taxes in that year.

      MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES. On November 30, 2004, the Company announced that it had formed the South Africa Joint Venture with a minority interest partner for the production in South Africa of automotive airbag cushions and, as of December 31, 2004, commercial production had not begun. The amount of minority interest in loss of consolidated subsidiaries of $39,000 for the twelve months ended December 31, 2004 represents the amount of loss attributable to the Company's unaffiliated South Africa Joint Venture minority interest partner for approximately one month of pre-production activities.

      LOSS ON DISCONTINUED OPERATIONS, NET OF TAXES. No impacts from discontinued operations were recorded during the twelve month period ended December 31, 2004 as the Company had sold all remaining discontinued operations before December 28, 2002. Loss on disposition of discontinued operations, net of taxes was $660,000 for the twelve months ended December 31, 2003. The loss was principally due to the sale of the Company's former subsidiary, Galion, Inc., the Company's metal and defense related product business, on December 23, 2002 and included the recognition of an income tax provision of approximately $660,000 related to an adjustment of the deferred tax liabilities of these discontinued operations.

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

Liquidity and Capital Resources

      It is expected that the Company's equipment and working capital requirements will continue to increase in order to support the expansion in its joint ventures and of other existing production capabilities and/or development of operations. The Company expects to fund its liquidity requirements through a combination of cash flows from operations, equipment financing, use of the Company's line of credit and new financing as management deems necessary (see below).

Cash Flows

      Net cash provided by operating activities was approximately $6.9 million for the twelve months ended December 31, 2005, compared to cash provided by operating activities of $13.4 million in the comparable period in the prior year. This decrease in cash provided by operating activities in 2005 resulted principally from a decrease in the Company's net income combined with negative changes in working capital primarily from the payment of income taxes offset primarily by the non-cash addition for depreciation and amortization. During the twelve months ended December 31, 2005, two now former employees who were participants in the Company's executive deferred compensation plan elected to withdraw monies from the plan as permitted by its terms. The withdrawals provided approximately $306,000 in net cash as a result of the recovery of Company-matching funds held in the deferred compensation plan. The cash provided by operating activities in 2004 resulted principally from income from operations combined with non-cash additions of depreciation offset by increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable in 2004 is due primarily to a change in payment terms with a significant customer in return for foregoing early payment discounts, and the decrease in accounts payable resulted primarily from a change in payment terms with a significant supplier in return for prompt payment discounts.

      Net cash used in investing activities was approximately $7.4 million for the twelve months ended December 31, 2005, compared to approximately $6.5 million for the comparable period in the prior year. Capital expenditures in the current and prior years were necessitated primarily by new programs awarded by customers, as well as investment in information technology and production equipment replacements and upgrades. Additionally, the Company recorded a $237,000 investment in a minority interest in NxGen Technologies, LLC as it acquired a 49% ownership interest in NxGen as previously described. In 2005 the Company's annual capital expenditures were approximately $7.1 million. The Company currently expects to spend approximately $12.0 million on capital expenditures in 2006 primarily to purchase assets necessary to support new programs awarded by customers and to fund its joint venture operations.

      Net cash provided by financing activities was approximately $763,000 in the twelve months ended December 31, 2005, compared to net cash used in financing activities of approximately $8.8 million for the comparable period in the prior year. Net cash provided by financing activities for the twelve months ended December 31, 2005 resulted primarily from a $1 million capital contribution from Zapata in connection with its sale of the Company's shares to the WLR Recovery Funds, which was used to pay management bonuses. The Company used cash flows from operations and net borrowings on the Company's credit facilities to pay down its other debt and long-term obligations.

      The activities discussed above in conjunction with the unfavorable effects of foreign exchange rates of $376,000, resulted in a net decrease in cash and cash equivalents of approximately $97,000 in the twelve months ended December 31, 2005.

      The Company's capital expenditure and working capital requirements are expected to be funded through a combination of cash flows from operations, equipment financing and use of the Company's current and future credit facilities. The Company's Wachovia Facilities described below expire in October 2006. Although no assurances can be provided, the Company's management believes that it will be able to renegotiate or replace these facilities prior to their expiration and maturity with amended or new facilities on comparable terms. These sources are considered to be adequate to fund the Company's requirements for at least the next twelve months and the Company does not foresee these sources being inadequate beyond such period.

Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern), that is composed of an aggregate $35.0 million revolving credit facility (the "Wachovia Revolver") expiring October 8, 2006, and two-term loans. Accordingly, the Company has classified the entire amount outstanding under the Wachovia Facilities in current portion of long-term debt on the Company's Consolidated Balance Sheets at December 31, 2005. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at December 31, 2005 was $2.3 million. The Wachovia Revolver also includes a $5.0 million letter of credit sub-facility, of which $521,000 was utilized at December 31, 2005.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.5 million was outstanding as of December 31, 2005 and was included in current portion of long-term debt on the Company's consolidated balance sheets. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. The Company also has a second term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $4.5 million was available as of December 31, 2005. At December 31, 2005, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $35.2 million.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan (the "Prime Rate loans") is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. At December 31, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit. At December 31, 2005, the interest rate on the Wachovia Revolver and Term A loan was 7.25% per annum.

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

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At December 31, 2005, the Company was in compliance with all financial covenants. At December 31, 2005, the Company was also in compliance with all non-financial covenants. (The Company obtained a waiver of non-compliance from Wachovia in 2003 for not dissolving an inactive subsidiary, which waiver remains in effect.) Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

      The Company intends to renegotiate or replace the Wachovia Facilities prior to their expiration and maturation in October 2006. Although no assurances can be provided in this regard, the Company's management currently believes that it will be able to renegotiate or replace these facilities prior to their expiration and maturity with amended or new facilities on comparable terms. As discussed in "Item 1A. Risk Factors," the inability to secure such financing could adversely affect the Company's ability to procure inventory and fund other working capital needs and could have a material adverse effect on the Company's financial position and results of operations.

Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage loan dated June 4, 1997. This amendment extended the due date of the mortgage loan for five years to expire on March 30, 2007, established an interest rate of 1.7% over EURIBOR (EURIBOR was 2.3% at December 31, 2005), requires monthly payments of interest and principal of approximately $89,000 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this loan. At December 31, 2005, approximately $1.3 million was outstanding under the HVB loan.

      On July 10, 1998, the Company entered into a $10.0 million financing agreement with KeyCorp Leasing, a division of Key Corporate Capital, Inc. ("KeyCorp"). The KeyCorp financing agreement had a seven-year term, bore interest at a rate of 1.25% over LIBOR, required monthly payments of approximately $150,000 and was secured by certain equipment located at the Company's Greenville, South Carolina facility. The Company paid the KeyCorp financing agreement in full in August 2005.

      In December 2005, the Company entered into a $193,000 note with GE Capital. At December 31, 2005, the outstanding balance of $193,000 was included in current portion of long-term debt on the Company's Consolidated Balance Sheets. The GE Capital financing agreement is due in December 2006, bears an interest rate of 8.0% and is secured by production equipment.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at December 31, 2005.

                                            Payments due by Period (in thousands)
                               ---------------------------------------------------------------
                                              Less than      1 - 3       3 - 5      More than
                                  Total        1 year        years       years       5 years
                               ---------------------------------------------------------------
Contractual obligations

   Long term debt              $   5,551      $   5,274     $   277      $  --      $   --
   Capital lease obligations       1,332            767         420        145          --
   Operating leases                2,066            990         889        187          --
                               ---------------------------------------------------------------

      Total                    $   8,949      $   7,031     $ 1,586      $ 332      $   --
                               ===============================================================

      The amounts of contractual obligations set forth above include an assumed annual blended interest rate of 5.7% for long term debt and an assumed range of interest rates of between 4.8% and 6.9% for capital lease obligations.

      Additionally   as  of  December  31,  2005,   the  Company  has  remaining
commitments   for  funding  of  the  South  Africa  Joint  Venture  through  the combination of machinery and equipment contributions and related in-kind services of approximately $940,000 and, with respect to the China joint venture agreement, the intention, but not an obligation, for funding its share of this China joint venture through possible loan or capital contributions of up to $5.1 million.

      The Company has a contingent liability of $521,000 for an outstanding letter of credit for the purchase of capital equipment under its Wachovia Facilities at December 31, 2005.

Off-Balance Sheet Arrangements

      As of December 31, 2005, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303(a) (4) of Regulation S-K promulgated by the SEC other than the letter of credit mentioned above. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of this report.

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2005, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Contingencies

      Wachovia Capital Markets, LLC has claimed the Company owes it an investment banking fee of approximately $565,000 in connection with the stock purchase transaction described in "2005 Change of Control" in Item 1 of this annual report on Form 10-K. The Company is vigorously disputing the claim; nevertheless, in accordance with SFAS 5, "Accounting for Contingencies", the Company has elected to record a reserve of $565,000 in current liabilities on its Consolidated Balance Sheets at December 31, 2005, and to recognize an expense of equal amount in its Consolidated Statements of Income for the year ended December 31, 2005.

Critical Accounting Policies

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

      Judgments are based on management's assessment as to the effect that certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in the Consolidated Financial Statements. It is important that the reader of the financial statements understands that actual results could differ from these estimates, assumptions and judgments.

      In addition, judgment is involved in determining which accounting policies and estimates would be considered as "critical". Because the Company generally does business with large, well-established customers and the Company generally manufactures based on releases from purchase orders, the Company has not historically been, nor is it expected in the future to be, exposed to significant bad debt or inventory losses. Accordingly, the estimates of the allowance for bad debts and of inventory reserves are not considered to be critical accounting policies or estimates. Management believes the following critical accounting policies contain the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

      Foreign Currency Translation. Financial statements of substantially all of the Company's foreign operations are prepared using the local currency as the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation," translation of these foreign operations to United States dollars occurs using the current exchange rate as of the date of the balance sheet for balance sheet accounts and a weighted average exchange rate for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive income" as a component of stockholders' equity in the accompanying consolidated balance sheets. The Company's subsidiary in Mexico prepares its financial statements using the United States dollar as the functional currency. Since the Mexico subsidiary does not have external sales and does not own significant amounts of inventory or fixed assets, the Company has determined that the United States dollar is the appropriate functional currency. Accordingly, the translation effects of its financial statements are included in the results of operations.

      The Company's operations in Mexico, Germany, the United Kingdom, the Czech Republic, China and South Africa expose the Company to currency exchange rate risks associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. In the fiscal year ended December 31, 2005, the impact of changes in the relationship of other currencies to the U.S. dollar resulted in the recognition of other expense, net of approximately $917,000. In the fiscal year ended December 31, 2004 and the nine month period from March 30, 2003 to December 31, 2003, the impact of changes in the relationship of other currencies to the U.S. dollar resulted in the recognition of other income, net of approximately $677,000 and $2.0 million, respectively. It is unknown what effect foreign currency rate fluctuations will have on the Company's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected.

      Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Management estimates the Company's tax assets and liabilities on a periodic basis and adjusts these balances on a timely basis as appropriate. Management believes that it has adequately provided for its future tax consequences based upon current facts and circumstances and current tax law through the establishment of reserves (approximately $525,000 at December 31, 2005) when it believes that certain tax positions are likely to be challenged and it may not fully prevail in overcoming these challenges. The Company expects to undergo examination by tax authorities of certain of its foreign income tax returns in mid-2006 and it is possible that the examination could result in assessment and payment of taxes related to these positions during 2006 or later. However, should management's tax positions be challenged and not prevail, different outcomes could result and have a significant impact on the amounts reported in the Consolidated Statement of Operations.

New Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently expects that the adoption of SFAS No. 151 in 2006 will have no material affect on its financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company currently expects that the adoption of SFAS No. 153 in 2006 will have no material affect on its financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) is effective for annual reporting periods beginning on or after June 15, 2005. The Company currently has no partially vested options remaining in any of its stock option plans and few fully vested options remain in such plans. Therefore, the Company currently expects that the adoption of SFAS No. 123(R) in 2006 will have no material affect on its financial position and results of operations with regard to its existing stock option plans. The Company's board of directors has not developed a stock option plan at this time. Should future stock option plans be created, the award of options from such future stock option plans may have a material affect on the Company's financial position and results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Wachovia Facilities and certain other credit facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the facilities are variable. An interest rate increase would have a negative impact to the extent the Company borrows against the facilities. The actual impact would be dependent on the level of borrowings actually incurred. As of December 31, 2005, the Company's interest rate, exclusive of credit fees, under the Wachovia Facilities was approximately 7.25%, and the total principal amount outstanding was $3.8 million. Assuming for illustrative purposes only that the interest rates in effect and the amount outstanding under the Wachovia facilities on December 31, 2005 remains constant for all of 2006, an increase in the interest rate of 1% would have a negative impact of approximately $38,000 on annual interest expense for the year ending December 31, 2006. Similarly, assuming for illustrative and comparative purposes only that the interest rates in effect and the amount outstanding under the Wachovia facilities on December 31, 2004 had remained constant for all of 2005, an increase in the interest rate of 1% would have had a negative impact of approximately $22,000 on annual interest expense for the year ending December
31, 2005. The increase in the negative impact is due to the higher level of borrowings under the facilities at December 31, 2005 compared to December 31, 2004.

      The Company's operations in Mexico, Germany, the United Kingdom, the Czech Republic, China and South Africa expose the Company to currency exchange rate risks. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the twelve months ended December 31, 2005 has resulted in the recognition of other expense of approximately $917,000 compared to the recognition of other income of approximately $677,000 and $2.0 million in the twelve months ended December 31, 2004 and nine months ended December 31, 2005, respectively. It is unknown what the effect of foreign currency rate fluctuations will be on the Company's financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, the Consolidated Financial Statements could be materially adversely affected. Based on amounts outstanding at December 31, 2005, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which the Company has operations would result in a reduction or addition of approximately $110,000 in other expense (income), net. The effect of a hypothetical 1% increase or decrease at December 31, 2004, would have been approximately $10,000. A 1% change at December 31, 2005, would have had a greater effect because average outstanding intercompany balances were greater in 2005 as compared to 2004 due to changes in balances by and between the Company's domestic and foreign subsidiaries from operational needs.

      Derivative financial instruments are utilized from time to time by the Company to reduce exposures to volatility of foreign currencies impacting the operations of its business. The Company does not enter into financial instruments for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company periodically enters into forward contracts to buy Mexican pesos with U.S. Dollars for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. The Company recorded credits to net earnings of approximately $343,000 and $80,000 for the twelve months ended December 31, 2005 and December 31, 2004, respectively on these forward contracts. At December 31, 2005 and December 31, 2004, the Company had no such outstanding forward exchange contracts.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company periodically enters into forward contracts to buy Czech Korunas with Euros for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. The Company recorded a credit to net earnings of approximately $85,000 and a charge to net earnings of approximately $141,000 for the twelve months ended December 31, 2005 and December 31, 2004, respectively on these forward contracts. At December 31, 2005 and December 31, 2004, the Company had no such outstanding forward exchange contracts.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      This item appears in Item 15(a)(1) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management, under the supervision and with the participation of its principal executive and principal financial officer (Mr. Menezes), conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Mr. Menezes concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

      None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

      The Company's Board of Directors (the "Board") is divided into three classes with staggered three-year terms. Currently, Class I has two directors (Dr. Daniel D. Tessoni and Michael J. Gibbons), Class II has one director (David
H. Storper) and Class III has one director (Wilbur L. Ross, Jr.). The names, ages, and principal occupations of the current directors are provided below. The Company has not held an annual meeting of stockholders or an election of directors by stockholders since 2002. Consequently, all directors will hold office until their successors have been duly elected and qualified or until their earlier resignation or removal.

      Dr. Tessoni was appointed to the Board by the then-existing directors on May 3, 2005. Messrs. Gibbons, Storper and Ross were appointed to the Board on December 2, 2005 pursuant to the September 2005 Stock Purchase Agreement between Zapata Corporation and the WLR Recovery Funds in connection with the 2005 Change of Control described above under "Item 1. Business - The Company - 2005 Change of Control." Mr. Ross was also appointed Chairman of the Board effective December 2, 2005. Mr. Ross is the Chairman and Chief Executive Officer of WL Ross & Co. LLC and the managing member of each of WLR Recovery Associates II LLC and WLR Recovery Associates III LLC. WLR Recovery Associates II LLC is the general partner, and WL Ross & Co. LLC is the investment manager, of WLR Recovery Fund II, L.P. Similarly, WLR Recovery Associates III LLC is the general partner, and WL Ross & Co. LLC is the investment manager, of WLR Recovery Fund III, L.P. Mr. Ross is also the Chairman and Chief Executive Officer of each of the WLR Recovery Funds. Accordingly, WL Ross & Co. LLC, the WLR Recovery Funds, WLR Recovery Associates II LLC, WLR Recovery Associates III LLC, and Wilbur L. Ross, Jr. can be deemed to share voting and dispositive power over the shares beneficially owned directly by the WLR Recovery Funds.

Current Directors

      DANIEL D. TESSONI (Class I). Age 58. Dr. Tessoni has served as a Director of the Company since May 2005. Dr. Tessoni holds a Ph.D. in accounting and finance from Syracuse University, is an assistant professor of accounting at the College of Business at the Rochester Institute of Technology in Rochester, New York, and has been a member of the accounting faculty since 1974. He is licensed as a certified public accountant in the State of New York. He is also the owner of Value Based Management Associates, through which he provides financial training and consulting services to a wide variety of publicly and privately held companies. Dr. Tessoni served as a director of ACC Corp., a multinational provider of telecommunication services, from 1987 until its acquisition by Teleport Communications Group Inc. (now part of AT&T) in 1998, and was the chair of its audit committee and a member of its executive, compensation and nominating committees and several special committees. He is currently a member of the Board of Trustees of Keuka College where he serves as the chair of its audit committee and a member of its executive committee, and he is currently a director of Genesee Regional Bank, a community bank in Rochester, New York, where he serves as the chair of its audit committee.

      MICHAEL J. GIBBONS (Class I). Age 34. Mr. Gibbons has been a director of the Company since December 2005 and has been the Chief Financial Officer of WL Ross & Co. LLC, a merchant banking firm, since July 2002. From 1996 to July 2002 Mr. Gibbons was a Senior Manager of the Hedge Fund/Investment Partnership specialty practice group of Marcum & Kliegman LLP, a public accounting and financial consulting firm. Mr. Gibbons is licensed as a certified public accountant in the State of New York and graduated from Pace University with a B.A. in Business Administration.

      DAVID H. STORPER (Class II). Age 40. Mr. Storper has been a director of the Company since December 2005 and has been the Senior Managing Director of WL Ross & Co. LLC, a merchant banking firm, since its founding in April 2000. He holds a B.S. from Columbia University's School of Engineering and Applied Science and an M.B.A. from Columbia University.

      WILBUR L. ROSS, JR. (Class III). Age 67. Mr. Ross has been a director of the Company since December 2005 and is the Chairman and Chief Executive Officer of WL Ross & Co. LLC, a merchant banking firm, a position he has held since April 2000. Mr. Ross is also the Chairman and Chief Executive Officer of WLR Recovery Fund L.P., WLR Recovery Fund II L.P., WLR Recovery Fund III L.P., Asia Recovery Fund, Asia Recovery Fund Co-Investment, Nippon Investment Partners and Absolute Recovery Hedge Fund, each of which is an investment advisory firm. Mr. Ross is the Non-Executive Chairman of International Coal Group, Inc., which acquires and operates coal mining facilities, Chairman of International Textile Group, Inc., a provider of global textile solutions and distinguished market brands to apparel and interior furnishings customers worldwide, and Chairman of Nano-Tex, LLC, a fabric innovations company, each in the United States. Mr. Ross is a board member of Mittal Steel Company, N.V., a global steel producer (which recently acquired International Steel Group, Inc.) headquartered in the Netherlands, Insuratex, Ltd., an insurance company, in Bermuda, Nikko Electric Industry Co. Ltd., an electrical equipment company, and Ohizumi Manufacturing Company, an electrical equipment company, in Japan, Tong Yang Life Insurance Co. in Korea, and Syms Corp., an off-price apparel retailer, Clarent Hospital Corp., an operator of acute care hospitals and related healthcare businesses, and News Communications Inc., a publisher and distributor of community oriented newspapers and targeted audience publications, in the United States. Mr. Ross is also a member of the Business Roundtable. Previously, Mr. Ross served as the Executive Managing Director at Rothschild Inc., an investment banking firm, from October 1974 to March 2000. Mr. Ross was also formerly Chairman of the Smithsonian Institution National Board and currently is a board member of the Japan Society and the Yale University School of Management. He holds an A.B. from Yale University and an M.B.A., with distinction, from Harvard University.

Audit Committee

      The Board has a standing audit committee currently composed of two directors, Dr. Tessoni (chair) and Mr. Gibbons. The Board has determined that Dr. Tessoni is an audit committee financial expert (within the meaning of Item 401(h) of Regulation S-K, promulgated under the Exchange Act) with respect to the Company and that he is independent within the meaning of NYSE Rule 303A.02 and Rule 10A-3(b) promulgated under Section 10A of the Exchange Act.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

      There have been no changes to the procedures by which security holders may recommend nominees to the registrant's board of directors since the Company filed its Schedule 14F1 with the Commission on November 18, 2005.

Current Executive Officers

      The following table sets forth the names, ages and all positions and offices with the Company held by the Company's present executive officers.

     Name           Age                       Positions and Offices Presently Held
---------------------------------------------------------------------------------------------------------
Brian P. Menezes    53    Interim President & Chief Executive Officer and Vice President, Chief Financial
                          Officer
Stephen B. Duerk    64    Vice President; President, North American Automotive
Vick Crowley        39    Treasurer

      Executive officers are appointed by the Board and serve at the discretion of the Board. Following is information with respect to the Company's executive officers:

      BRIAN P. MENEZES. Mr. Menezes has served as Vice President, Secretary and Chief Financial Officer of the Company since September 1999. He became Interim President and Chief Executive Officer effective January 15, 2006 upon the effectiveness of John C. Corey's resignation from those positions. From October 1997 to September 1999, Mr. Menezes served as Vice President and General Manager of Odyssey Knowledge Solutions, Inc., a Canadian software and systems development company focused on web-based e-commerce and enterprise solutions. From January 1993 to June 1997, Mr. Menezes served as Vice President of Operations for Cooper Industries (Canada) Inc. Automotive Products ("Cooper"), the largest supplier in the Canadian automotive replacement parts market. From January 1993 to June 1995, Mr. Menezes also served as the Vice President of Finance of Cooper.

      STEPHEN B. DUERK. Mr. Duerk has served as a Vice President of the Company since June 1998, as President of the Company's North American Automotive Group, a division of the Company, since April 1998 and as President of Safety Components Fabric Technologies, Inc. ("SCFTI"), a wholly-owned subsidiary of the Company, since January 1998. From July 1997 to January 1998, Mr. Duerk served the Company as Co-Managing Director of SCFTI. Prior to the Company's acquisition of the Air Restraint and Technical Fabrics Division of JPS Automotive L.P. in July 1997, Mr. Duerk had served JPS Automotive, L.P., a tier one supplier to the automotive industry of carpet and knit fabrics for headliner and body cloth, as Vice President of Air Restraint Fabrics in the Greenville, South Carolina facility, beginning in October 1988. From 1965 to October 1988, Mr. Duerk served in various positions for JP Stevens & Co., Inc., a company engaged in the business of manufacturing industrial textiles, of which JPS Automotive, L.P. was a part until its restructuring in May 1988, most recently as the Vice President of the Industrial Synthetic Group.

      VICK CROWLEY. Mr. Crowley has served as Treasurer and Assistant Secretary of the Company since August 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

      The Company's executive officers, directors and 10% stockholders are required under the Exchange Act and regulations thereunder to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Company. To the Company's knowledge, based on the Company's review of the copies of such reports furnished to it during or with respect to the fiscal year ended December 31, 2005, all of our directors and officers subject to the reporting requirements and each beneficial owner of more than 10% of our common stock satisfied all applicable filing requirements for such fiscal year, except that Mr. Gibbons and Mr. Storper were late in filing their Forms 3 upon becoming subject to the reporting requirements of Section 16 of the Exchange Act with respect to the Company.

Code of Ethics and Business Conduct

      The Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company's directors and key employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions (collectively, the "Selected Officers"), which is posted on the Company's web site at http://www.safetycomponents.com. The Company intends to post any amendments to or waivers from a provision of the Code of Ethics and Business Conduct applicable to any Selected Officer on its website, or to file a Form 8-K to disclose any such amendments or waivers.

ITEM 11.     EXECUTIVE COMPENSATION

      The following table summarizes the compensation paid to the current executive officers of the Company identified in Item 10 above and Mr. John C. Corey, the Company's former President and Chief Executive Officer (who we sometimes refer to collectively as the "Named Executives") during the Company's last three completed fiscal years.

      The Company experienced the 2003 Change in Control when Zapata acquired beneficial ownership of a majority of the Company's outstanding common stock in September 2003, and as a result, a change of control occurred for purposes of all of the contractual change of control provisions discussed below (except with respect to Mr. Crowley). Following the 2003 Change of Control, the Company's Board and audit committee determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31 to coincide with Zapata's fiscal year end. This change was effective as of the quarter ended December 31, 2003. The Company experienced the 2005 Change in Control when the WLR Recovery Funds acquired Zapata's shares of the Company's common stock in the fall of 2005 and WLR Recovery Funds nominees acquired a majority of the directorships on the Company's board.

                           Summary Compensation Table

                                                                            Long-Term
                                                                           Compensation
                                                                           ------------
                                                  Annual Compensation         Awards
                                                 ----------------------    ------------
                                                                            Securities
                                                                            Underlying         All Other
        Name and                    Fiscal        Salary        Bonus      Options/SARs      Compensation
    Principal Position               Year           ($)          ($)          (#)(1)              ($)
-------------------------------------------------------------------------------------------------------------
John C. Corey (2)                    2005        $ 358,280           --              --    $ 1,416,346 (4)(6)
    President and Chief              2004          353,210    $ 356,680              --         49,748
    Executive Officer            Dec 2003 (3)      239,444      256,890              --        995,888 (5)
                                 Mar 2003 (3)      325,000      265,425          46,800         41,978

Brian P. Menezes                     2005        $ 214,755           --              --    $   626,698 (4)(7)
    Vice President and Chief         2004          214,755    $ 178,207              --          5,781
    Financial Officer            Dec 2003 (3)      156,375      128,015              --        408,340 (5)
                                 Mar 2003 (3)      200,450      129,920          27,000         28,125

Stephen B. Duerk                     2005        $ 193,130           --              --    $    81,233 (4)(8)
    Vice President;                  2004          193,130    $  88,037              --         19,488
    President North American     Dec 2003 (3)      144,847       82,724              --         14,002
    Automotive Group             Mar 2003 (3)      187,500      102,988          21,500        20,036

Vick Crowley                         2005        $ 118,450           --              --    $    54,541 (4)(9)
    Treasurer                        2004          113,875    $  50,888              --          6,450
                                 Dec 2003 (3)       82,688       41,705              --          2,848
                                 Mar 2003 (3)      105,000       45,723           2,000         12,667

----------
(1) Grants reflected for 2003 are options under the Company's 2001 Stock Option Plan (the "2001 Stock Option Plan"). As a result of the 2003 Change of Control, all such options became immediately vested in 2003.

(2) Mr. Corey served as the Company's President and Chief Executive Officer from October 2000 when the Company emerged from bankruptcy until he resigned from all positions with the Company and its subsidiaries effective January 15, 2006 in order to accept the position of President and Chief Executive Officer of Stoneridge, Inc., a publicly traded manufacturer of electronic parts and accessories for motor vehicles, for which Mr. Corey had served as a director for several years.

(3) Following the 2003 Change of Control, the Company changed its fiscal year to a calendar year end to coincide with Zapata's fiscal year end. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 (referred to in this table as "Dec 2003") consists of nine months of operations. The years ended December 31, 2005, December 31, 2004 and March 29, 2003 (referred to in this table as "Mar 2003") each consisted of twelve months of operations.

(4) Includes $994,000 and $406,000 paid to Mr. Corey and Mr. Menezes, respectively, in lieu of any special change of control bonus that was or might have been payable pursuant to the Company's employment agreements with them upon the closing of the stock purchase transaction between Zapata and the WLR Recovery Funds. Also includes $400,000 paid to Mr. Corey, $214,500 paid to Mr. Menezes, $75,000 paid to Mr. Duerk and $50,000 paid to Mr. Crowley out of the $1 million contributed to the Company's capital by Zapata at the closing of the stock purchase transaction for the purpose of the Company paying bonuses to its executive officers and other key employees. See "Item 1. Business - The Company - 2005 Change of Control" and "Employment Agreements - Corey Agreement" and "Employment Agreements - Menezes Agreement" below.

(5) Includes $961,400 and $393,300, respectively, paid to each of Mr. Corey and Mr. Menezes in accordance with the terms of the Company's employment agreements with them, upon the occurrence of the 2003 Change of Control. See "Employment Agreements - Corey Agreement" and "Employment Agreements - Menezes Agreement" below.

(6) The amount for Mr. Corey reflects $1,394,000 of change of control payments as described in note 4 above, $14,056 of life insurance premiums, a $7,000 matching contribution under the Company's 401(k) plan, and $1,290 of group life insurance premiums. In 2005 Mr. Corey also received an automobile allowance of $14,400 and $3,513 of membership dues which are not included in the Summary Compensation Table.

(7) The amount for Mr. Menezes reflects $620,500 of change of control payments as described in note 4 above, a $5,781 matching contribution under the Company's 401(k) plan, and $417 of group life insurance premiums. In 2005 Mr. Menezes also received an automobile allowance of $14,400 which is not included in the Summary Compensation Table.

(8) The amount for Mr. Duerk reflects $75,000 of change of control payments as described in note 4 above, a $5,093 matching contribution under the Company's 401(k) plan, and $1,140 of group life insurance premiums. In 2005 Mr. Duerk also received an automobile allowance of $6,000 and $4,493 of membership dues which are not included in the Summary Compensation Table.

(9) The amount for Mr. Crowley reflects $50,000 of change of control payments as described in note 4 above, a $4,482 matching contribution under the Company's 401(k) plan, and $59 of group life insurance premiums.

Option Grants in Last Fiscal Year

      There were no options to purchase our common stock granted during the fiscal year ended December 31, 2005 to the Named Executives.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

      The following table sets forth information with respect to the Named Executives concerning option exercises during the year ended December 31, 2005 and concerning exercisable and unexercisable options held as of December 31, 2005. The value of unexercised, in-the-money options at December 31, 2005 is the difference between the exercise price and the fair market value of the underlying stock on December 29, 2005 (the last trading day of the fiscal year). All options were in-the-money as of December 31, 2005, based on the closing sales price of the Company's common stock at December 29, 2005, of $14.50 per share.

                                                           Number of
                                                     Securities Underlying             Value of Unexercised
                                                     Unexercised Options at          In-the-Money Options at
                        Shares         Value            December 31, 2005               December 31, 2005
                      Acquired on    Realized     ---------------------------   -----------------------------------
Name                 Exercise (#)     ($)(1)      Exercisable   Unexercisable   Exercisable ($)   Unexercisable ($)
-----------------    ------------   -----------   -----------   -------------   --------------    -----------------
John C. Corey (2)          50,000       372,625       162,900        --            $1,099,113            $--
Brian P. Menezes               --            --       102,000        --               692,580             --
Stephen B. Duerk               --            --            --        --                    --             --
Vick Crowley                   --            --            --        --                    --             --

----------
(1) The value realized is calculated based on the amount by which the aggregate market price, on the dates of exercise, of the shares received exceeded the aggregate exercise price paid, regardless of whether such shares were sold or retained by the option holder on that date.

(2) In connection with his resignation on January 15, 2006, Mr. Corey exercised 20,000 options and the remaining 142,900 options were forfeited.

Employment Agreements

      Corey Agreement.

      Mr. Corey served as President and Chief Executive Officer until January 2006 pursuant to an employment agreement with the Company that became effective on May 18, 2001 (with subsequent amendments) and replaced all prior agreements with Mr. Corey. The employment agreement provided for a base salary of $315,000 (increased to $358,280 in April 2004), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provided for an annual incentive bonus under the Company's Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee for each fiscal year. It also provided, in the event of a Change of Control (as defined in the agreement) while he was still employed with the Company or under certain circumstances following his termination of employment other than for Cause (as defined in the agreement) or by reason of a Constructive Termination (as defined in the agreement), he would be entitled to a one-time bonus of $961,400 at the time the Change of Control was consummated, provided it occurred within ten years following termination of his employment. As a result of the 2003 Change of Control, a Change of Control occurred for purposes of the employment agreement and this bonus was paid to Mr. Corey in 2003.

      Upon closing of the Stock Purchase Agreement, and in lieu of any special change of control bonus that was or might have been payable in connection with the WLR Recovery Funds' purchase of Zapata's shares of the Common Stock and resulting change in the majority of the members of the Board pursuant to Mr. Corey's employment agreement, the Company paid Mr. Corey a bonus of $994,000. In addition, immediately prior to the closing of the Stock Purchase Agreement, Zapata made a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an appropriate incentive to remain with the Company during the pendency of the stock purchase transaction, and the Compensation Committee of the Board allocated $400,000 of this amount to Mr. Corey, which the Company paid to Mr. Corey in 2005.

      Pursuant to the employment agreement, Mr. Corey received, upon execution, options to purchase 173,200 shares of the Common Stock under the 2001 Stock Option Plan. Such grant consisted of (i) Class A Options to purchase 110,000 shares at an exercise price equal to fair market value on the date of grant ($8.75 per share), two-thirds of which immediately vested, and the final third of which vested on October 31, 2003, and (ii) Class B Options to purchase 63,200 shares at an exercise price equal to fair market value on the date of grant
($8.75 per share), vesting one-third on October 31, 2001, an additional one-third on October 31, 2002, and the final one-third on October 31, 2003. Because a change of control (as defined in the plan) of the Company had not occurred by April 1, 2002, Mr. Corey received on that date, pursuant to the employment agreement, a grant of Class C Options to purchase 36,800 additional shares of Common Stock (together with an additional grant of Class C Options to purchase another 10,000 shares of Common Stock not provided in the employment agreement) vesting over the next three anniversary dates of such grant. The exercise price for such Class C Options is the per share price determined to be the fair market value for the shares as of the date of the grant ($6.71 per share).

      The employment agreement was terminable at any time by either Mr. Corey or the Company; however, in certain instances of termination, Mr. Corey was entitled to severance payments. If Mr. Corey's employment was terminated by reason of death, Disability (as defined in the agreement) or other than for Cause more than six months after the beginning of a fiscal year and he would have been entitled to a bonus if no termination had occurred, then Mr. Corey was entitled to a pro-rated annual bonus for the portion of the fiscal year in which he was employed. If Mr. Corey's employment was terminated by the Company other than by reason of death or Disability or for Cause or if the employment agreement was terminated by him by reason of a Constructive Termination, the Company would have paid Mr. Corey a severance and non-competition payment equal to two times his base salary at the time of termination, payable in equal monthly installments over the next succeeding 24 months, plus 18 months of health care continuation payments. If Mr. Corey's employment agreement was terminated by the Company in connection with a change of control and he was not offered a position with the acquirer with similar responsibilities or if he was initially offered and accepted the position with the acquirer, but was terminated without Cause within 12 months after accepting such position, then, in lieu of any other severance payment under his employment agreement, the Company would have paid Mr. Corey a severance and non-competition payment equal to two times his base salary at the time of termination in 24 equal monthly installments, plus 18 months of health care continuation payments. All cash payments and health care continuation payments would have ceased in the event of competitive employment. Such payments would have been reduced by 50% of "severance period earnings" in the event of non-competitive employment with annual compensation up to $100,000 and would have ceased altogether in the event of such annual compensation exceeding $100,000. Mr. Corey voluntarily and unilaterally terminated his employment with the Company effective January 15, 2006 and therefore is not entitled to any severance payments nor has he made any claims for severance payments.

      Mr. Corey's employment agreement contains a confidentiality agreement that extends for the term of the agreement plus the greater of (i) two additional years or (ii) the period in which severance and non-competition payments are made pursuant to the agreement. It also contains non-competition and non-solicitation provisions that extend for the term of the agreement plus any period after termination in which severance or non-competition payments are made or extended benefits coverage is provided pursuant to the agreement.

      Mr. Corey's employment agreement provides that all provisions which are contingent upon a change of control and "parachute payments" as defined by
Section 280G of the U.S. Internal Revenue Code are subject to and contingent upon the approval by a separate vote of the persons who owned more than 75% of the voting power of the Company's outstanding stock immediately prior to the change of control, subject to certain exceptions.

      Menezes Agreement.

      Mr. Menezes currently serves as Vice President and Chief Financial Officer pursuant to an employment agreement with the Company that became effective on May 18, 2001 (with subsequent amendments) and replaced all prior agreements with Mr. Menezes. The employment agreement provides for a base salary of $190,000 (increased to $216,840 in April 2004), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company's Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the compensation committee for each fiscal year. It also provides that, in the event of a Change of Control (as defined in the agreement) while he is still employed by the Company or under certain circumstances following his termination of employment other than for Cause (as defined in the agreement) or by reason of a

Constructive Termination (as defined in the agreement), he will be entitled to a one-time bonus of $393,300 at the time the Change of Control is consummated, provided it occurs within ten years following termination of his employment. As a result of the 2003 Change of Control, a Change of Control occurred for purposes of the employment agreement and this bonus was paid to Mr. Menezes in 2003.

      Upon closing of the Stock Purchase Agreement, and in lieu of any special change of control bonus that was or might have been payable in connection with the WLR Recovery Funds' purchase of Zapata's shares of the Common Stock and resulting change in the majority of the members of the Board pursuant to Mr. Menezes' employment agreement, the Company paid Mr. Menezes a bonus of $406,000. In addition, immediately prior to the closing of the Stock Purchase Agreement, Zapata made a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an appropriate incentive to remain with the Company during the pendency of the stock purchase transaction, and the Compensation Committee of the Board allocated $214,500 of this amount to Mr. Menezes, which the Company paid to Mr. Menezes in 2005.

      Pursuant to the employment agreement, Mr. Menezes received, upon execution, options to purchase 75,000 shares of Common Stock under the Company's 2001 Stock Option Plan. Such grant consisted of (i) Class A Options to purchase 45,000 shares at an exercise price equal to fair market value on the date of grant ($8.75 per share), two-thirds of which immediately vested, and the final third of which vested on October 31, 2003, and (ii) Class B Options to purchase 30,000 shares at an exercise price equal to fair market value on the date of grant ($8.75 per share), vesting one-third on October 31, 2001, an additional one-third on October 31, 2002, and the final one-third on October 31, 2003. Additionally in April 2002, Mr. Menezes received a grant of Class C Options to purchase 27,000 shares of Common Stock vesting over the next three anniversary dates of such grant. The exercise price for such Class C Options is the per share price determined to be the fair market value for the shares as of the date of the grant ($6.71 per share).

      The employment agreement is terminable at any time by either Mr. Menezes or the Company; however, in certain instances of termination, Mr. Menezes will be entitled to severance payments. If Mr. Menezes' employment is terminated by reason of death, Disability (as defined in the agreement) or other than for Cause more than six months after the beginning of a fiscal year and he would have been entitled to a bonus if no termination had occurred, then Mr. Menezes shall be entitled to a pro-rated annual bonus for the portion of the fiscal year in which he was employed. If Mr. Menezes' employment is terminated by the
Company other than by reason of death or Disability or for Cause or if the employment agreement is terminated by him by reason of a Constructive Termination, the Company shall pay Mr. Menezes a severance and non-competition payment equal to one and one-half times his base salary at the time of termination, payable in equal monthly installments over the next 18 months, plus 18 months of health care continuation payments. If Mr. Menezes' employment agreement is terminated by the Company in connection with a Change of Control and he is not offered a position with the acquirer with similar responsibilities or if he initially is offered and accepts a position with the acquirer, but is terminated without Cause within 12 months after accepting such position, then, in lieu of any other severance payment under this employment agreement, the Company shall pay Mr. Menezes a severance and non-competition payment equal to one and one half times his base salary at the time of termination in 18 equal monthly installments, plus 18 months of health care continuation payments. All cash payments and health care continuation payments shall cease in the event of competitive employment. Such payments shall be reduced by 50% of "severance period earnings" in the event of non-competitive employment with annual compensation up to $50,000 and shall cease altogether in the event of such annual compensation exceeding $50,000.

      Mr. Menezes's employment agreement contains a confidentiality agreement that extends for the term of the agreement plus the greater of (i) two additional years or (ii) the period in which severance and non-competition payments are made pursuant to the agreement. It also contains non-competition and non-solicitation provisions that extend for the term of the agreement plus any period after termination in which severance or non-competition payments are made or extended benefits coverage is provided pursuant to the agreement.

      Mr. Menezes's employment agreement provides that all provisions which are contingent upon a change of control and "parachute payments" as defined by
Section 280G of the U.S. Internal Revenue Code are subject to and contingent upon the approval by a separate vote of the persons who owned more than 75% of the voting power of the Company's outstanding stock immediately prior to the change of control, subject to certain exceptions.

      Duerk Agreement.

      Mr. Duerk currently serves as Vice President of the Company and President of the North American Automotive Group of the Company pursuant to an employment agreement which became effective on May 18, 2001 (with subsequent amendment) and replaced all prior agreements with Mr. Duerk. The employment agreement provides for an original base salary of $182,000 (increased to $193,130 in April 2003), subject to increases at the discretion of the Board and the recommendations of the Compensation Committee. In addition to base salary, the employment agreement provides for an annual incentive bonus under the Company's Management Incentive Plan or in accordance with a formula or other bonus plan to be established by the Compensation Committee in advance of each fiscal year.

      Immediately prior to the closing of the Stock Purchase Agreement, Zapata made a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an appropriate incentive to remain with the Company during the pendency of the stock purchase transaction, and the Compensation Committee of the Board allocated $75,000 of this amount to Mr. Duerk, which the Company paid to Mr. Duerk in 2005.

      The employment agreement is terminable at any time by either Mr. Duerk or the Company; however, in certain instances of termination, Mr. Duerk will be entitled to severance payments. If Mr. Duerk's employment is terminated by reason of death, Disability or other than for Cause more than six months after the beginning of a fiscal year and he would have been entitled to a bonus if no termination had occurred, then Mr. Duerk shall be entitled to a pro-rated annual bonus for the portion of the fiscal year in which he was employed. If Mr. Duerk's employment is terminated by the Company other than by reason of death or Disability or for Cause or if the employment agreement is terminated by him by reason of a Constructive Termination (as defined in the agreement), the Company will pay Mr. Duerk a severance and non-competition payment equal to one and one half times his base salary at the time of termination, payable in equal monthly installments over the next succeeding 18 months, plus 18 months of health care continuation payments. If Mr. Duerk's employment agreement is terminated by the Company in connection with a Change of Control (as defined in the agreement) and he is not offered a position with the acquirer with similar responsibilities or if he initially is offered and accepts a position with the acquirer but is terminated without Cause within 12 months after accepting such position, then, in lieu of any other severance payment under his employment agreement, the Company shall pay Mr. Duerk a severance and non-competition payment equal to one and one half times his base salary at the time of termination in 18 equal monthly installments, plus 18 months of health care continuation payments. All cash payments and health care continuation payments shall cease in the event of competitive employment. Such payments shall be reduced by 50% of "severance period earnings" in the event of non-competitive employment with annual compensation up to $50,000 and shall cease altogether in the event of such annual compensation exceeding $50,000.

      Mr. Duerk's employment agreement contains a confidentiality agreement that extends for the term of the agreement plus the greater of (i) two additional years or (ii) the period in which severance and non-competition payments are made pursuant to the agreement. It also contains non-competition and non-solicitation provisions that extend for the term of the agreement plus any period after termination in which severance, or non-competition payments are made or extended benefits coverage is provided pursuant to the agreement.

      Mr. Duerk's employment agreement provides that all provisions which are contingent upon a change of control and "parachute payments" as defined by
Section 280G of the U.S. Internal Revenue Code are subject to and contingent upon the approval by a separate vote of the persons who owned more than 75% of the voting power of the Company's outstanding stock immediately prior to the change of control, subject to certain exceptions.

      Crowley Agreement.

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

      Immediately prior to the closing of the Stock Purchase Agreement, Zapata made a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company, and the Compensation Committee of the Board allocated $50,000 of this amount to Mr. Crowley, which the Company paid to Mr. Crowley in 2005.

Management Incentive Plan

      In 2001, the Company adopted a Management Incentive Bonus Program (the "MIP"). Generally under the MIP, the Compensation Committee establishes a bonus pool for all MIP participants scaled to the Company's achievement of targets for operating income and return on assets. A portion of each participant's bonus is generally determined by a formula and based on (i) targeted performance levels relating to the consolidated operating income and return on assets of the Company as a whole, (ii) for participants functioning in a particular budgeting unit of the Company, the operating income and return on assets of that unit and
(iii) the achievement of specific personal goals. The remaining portion of the bonus pool for MIP participants is discretionary and based on outstanding achievement in other areas such as contributions made in diversifying the Company's customer base, attaining major new customers, identifying appropriate acquisition candidates and the consummation of significant financing transactions of the Company. This portion is determined by the Compensation Committee for the Company's chief executive officer and determined by the chief executive officer and reviewed by the Compensation Committee for all other participants and key employees. In 2005, no bonus pool was established, and no bonuses were paid under the MIP. For 2004, the total amount of the bonus pool for all MIP participants was scaled to the Company's achievement of targets for operating income and return on assets and was capped at 7.5% of the Company's operating income. The Company's 2004 operating income and return on assets resulted in the maximum amount payable under the MIP for 2004. The aggregate bonus earned in 2004 and paid in 2005 to all MIP participants was $1,301,628, and the Company paid an additional $50,000 in bonuses out of the MIP pool to key employees who were not MIP participants.

Severance Program

      See " - Employment Agreements" above for additional information concerning severance arrangements applicable to the Named Executives.

Deferred Compensation Plan

      The Company established the Safety Components International, Inc., Key Employee Share Option Plan (KEYSOP) (the "Deferred Compensation Plan") for the benefit of certain key executive employees. The Named Executives and other senior management personnel participated in the Deferred Compensation Plan through December 31, 2005. The Deferred Compensation Plan provides for participants to defer any portion of their cash compensation until some future point in time. The participants' contributions to the Deferred Compensation Plan are immediately 100% vested.

      The Company has set aside assets in a so-called "rabbi" trust to provide funds for the payment of benefits under the Deferred Compensation Plan. Under the provisions of the Deferred Compensation Plan prior to the 2005 amendment and restatement described below, the trust invested in securities selected by the participants from a list of approved types of securities. Seventy-five percent of the purchase price of the securities was paid with amounts equal to participant deferrals and twenty-five percent was paid with additional Company funds; however, if the participant elects to receive a distribution from his or her plan account, the Company's contribution to the purchase price must first be repaid. The Company does not pay interest on participants' accounts, so participants do not receive additional compensation from the Company in the form of interest paid at above market rates.

      On December 12, 2005, the Company amended and restated the Deferred Compensation Plan to comply with the new requirements of Internal Revenue Code
Section 409A. These new requirements primarily restrict the timing of deferral elections and distributions under nonqualified deferred compensation plans and prohibit acceleration of the payment of benefits under such plans. Benefits accrued and vested prior to 2005 remain subject to the terms of the Deferred Compensation Plan in effect prior to the amendment and restatement. Under transition rules relating to the new requirements, the amendment and restatement is effective as of January 1, 2005. The Deferred Compensation Plan was also retitled the Safety Components International, Inc. Deferred Compensation Plan. The amendment and restatement of the plan did not affect the rabbi trust or the participants' prior contributions to it.

Director Compensation

      Directors who are employees of the Company receive no compensation, as such, for service as members of the Board. Directors who are not employees of the Company receive an annual retainer of $20,000, plus an additional $10,000 for the Chairman of the Board and an additional $5,000 each for committee chairmen. They also each receive attendance fees for Board and committee meetings attended by telephone or in person. Such fees for a board meeting are $1,250 for attendance in person and $625 by telephone. Fees for committee meetings are $750 per meeting. Finally, non-employee directors receive additional compensation at a rate of $1,750 per day for special assignments, not including attendance at Board and committee meetings. All directors are reimbursed for expenses incurred in connection with attendance at meetings.

      Andy Goldfarb, W. Allan Hopkins, Ben E. Waide, III and Carroll R. Wetzel, were non-employee directors from October 2000 until May of 2005. Following approval of the 2001 Stock Option Plan by the stockholders on April 27, 2001, each non-employee director then holding office received an option grant under the plan (for 10,000 shares to Mr. Wetzel, as Chairman, and 7,500 shares to each of the other non-employee directors who received grants). The exercise price for the shares of common stock subject to these options was the fair market value of the shares on the date of grant ($8.75 per share), subject to adjustment to $.01 per share in the event of a change of control as described in the option agreements. In April 2002, each non-employee director then holding office received an additional option grant (for 10,000 shares to Mr. Wetzel, as Chairman, and 7,500 shares to each of the other non-employee directors who received grants). The exercise price for the shares of common stock subject to these options was the per share price determined to be their fair market value as of the date of grant ($6.71 per share). The 2003 Change of Control constituted a change of control for purposes of these option agreements, and the options granted to each of the non-employee directors were immediately vested.

Compensation Committee Interlocks and Insider Participation

      At the beginning of fiscal year 2005, the Compensation Committee of the Board was composed of Leonard DiSalvo, Andy Goldfarb, Ben E. Waide, III and Carroll R. Wetzel. In May 2005, Messrs. Goldfarb, Waide and Wetzel resigned from the Board, and Dr. Daniel D. Tessoni was appointed to the Board and the Compensation Committee. In December 2005, Mr. DiSalvo resigned from the Board, and David H. Storper was appointed to the Board and the Compensation Committee. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Except as otherwise indicated, the following table and notes set forth certain information, to the knowledge of the Company, regarding the beneficial ownership of the Company's common stock as of March 1, 2006, by all persons known by the Company to be the beneficial owner of more than 5% of the common stock, by each director of the Company, by each of the Named Executives and by all directors and executive officers of the Company as a group. Except as otherwise indicated, to the knowledge of the Company, each beneficial owner has the sole power to vote and to dispose of all shares of common stock owned by such beneficial owner. The Company's certificate of incorporation authorizes preferred stock, but no shares of preferred stock have been issued.

                                                           Amount and Nature of      Percent of
          Name and Address of Beneficial Owner             Beneficial Ownership   Common Stock (1)
--------------------------------------------------------------------------------------------------
      Non-management 5% or Greater Beneficial Owners

WL Ross & Co. LLC                                               4,162,394               77.0%
WLR Recovery Fund II, L.P., WLR Recovery Fund III, L.P.,
WLR Recovery Associates II LLC, and
WLR Recovery Associates III LLC
   600 Lexington Avenue, 19th Floor
   New York, New York 10022 (2)

Mellon HBV Alternative Investment Strategies LLC                  358,606                6.6%
   200 Park Avenue
   New York, New York  10166 (3)

Ramius Capital Group, LLC and related parties                     350,671                6.5%
   666 Third Avenue, 26th Floor
   New York, New York 10017 (4)

         Officers and Directors

Wilbur L. Ross, Jr. (2)                                         4,162,394               77.0%
David H. Storper (5)                                                   --                  *
Michael J. Gibbons (5)                                                 --                  *
Dr. Daniel D. Tessoni (6)                                              --                  *
John C. Corey (8)                                                      --                  *
Brian P. Menezes (6)                                              102,000(7)             1.9%
Stephen B. Duerk (6)                                                    3                  *
R. Vick Crowley (6)                                                    --                  *
   All executive officers and directors as a group
   (8 individuals)                                              4,264,397(5)            77.4%

----------
* Less than 1%.

(1) Shares beneficially owned, as recorded in this table, expressed as a percentage of the 5,405,147 shares of common stock outstanding on March 1, 2006.

(2) 241,419 of these shares (approximately 4.5% of the outstanding common stock) are owned directly by WLR Recovery Fund II, L.P., and 3,920,975 of these shares (approximately 72.5% of the outstanding common stock) are owned directly by WLR Recovery Fund III, L.P. Wilbur L. Ross, Jr. is the Chairman and Chief Executive Officer of WL Ross & Co. LLC and the managing member of each of WLR Recovery Associates II LLC and WLR Recovery Associates III LLC. WLR Recovery Associates II LLC is the general partner, and WL Ross & Co. LLC is the investment manager, of WLR Recovery Fund II, L.P. Similarly, WLR Recovery Associates III LLC is the general partner, and WL Ross & Co. LLC is the investment manager, of WLR Recovery Fund III, L.P. Mr. Ross is also the Chairman and Chief Executive Officer of each of the WLR Recovery Funds. Accordingly, WL Ross & Co. LLC, the WLR Recovery Funds, WLR Recovery Associates II LLC, WLR Recovery Associates III LLC, and Wilbur L. Ross, Jr. can be deemed to share voting and dispositive power over the shares owned directly by the WLR Recovery Funds. Mr. Ross' address is the same as for the affiliated entities.

(3) The information shown is as of March 29, 2005 and is based upon information disclosed by Mellon HBV Alternative Investment Strategies LLC ("Mellon") in Amendment No. 1 to Schedule 13D filed with the SEC on March 29, 2005 (the "Amendment") which indicates that Mellon has sole power to vote and to dispose of these shares. The Amendment reports that Mellon serves as investment advisor of Mellon HBV Master Multi-Strategy Fund LP, Mellon HBV Master Leveraged Multi-Strategy Fund LP and Mellon HBV Master US Event Driven Fund LP and that none of these funds individually owns more than 5% of the Company's shares.

(4) The information shown is as of December 31, 2005 and is based upon information disclosed by Ramius Capital Group, LLC ("Ramius Capital"), RCG Carpathia Master Fund, Ltd. ("Carpathia"), Ramius Securities, L.L.C. ("Ramius Securities"), C4S & Co., L.L.C., ("C4S"), Peter A. Cohen, Morgan
      B. Stark, Thomas W. Strauss and Jeffrey M. Solomon in a Schedule 13G/A filed with the SEC on February 14, 2006 (the "Ramius 13G"), which indicates that each of these reporting persons may be deemed the beneficial owner of (i) 330,671 shares of common stock owned by Carpathia and (ii) 20,000 shares of common stock owned by Ramius Securities. The Ramius 13G/A filing further states that: (i) Ramius Capital is the investment advisor of Carpathia and has the power to direct some of the affairs of Carpathia, including decisions respecting the disposition of the proceeds from the sale of shares of the common stock, (ii) Ramius Securities is a broker dealer affiliated with Ramius Capital, (iii) Ramius Capital is the managing member of Ramius Securities, (iv) C4S is the managing member of Ramius Capital and in that capacity directs its operations, and (v) Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon are the managing members of C4S and in that capacity direct its operations.

(5) Excludes shares beneficially owned by WL Ross & Co. LLC and its affiliates. Mr. Storper is the Senior Managing Director of WL Ross & Co. LLC. Mr. Gibbons is the Chief Financial Officer of WL Ross & Co. LLC. WL Ross & Co. LLC is affiliated with the entities named above in Note (2). Each of Mr. Storper and Mr. Gibbons disclaims beneficial ownership of all shares held by WL Ross & Co. LLC and its affiliates. The address of each of these persons is c/o WL Ross & Co. LLC, 600 Lexington Avenue, 19th Floor, New York, New York 10022.

(6)   The   address  of  each  of  these   persons  is  c/o  Safety   Components
      International, Inc., 41 Stevens Street, Greenville, South Carolina 29605.

(7) All of the 102,000 shares for Mr. Menezes underly currently exercisable stock options under the 2001 Stock Option Plan.

(8) Mr. Corey served as President and Chief Executive Officer until his resignation effective January 15, 2006.

Equity Compensation Plan Information

      The Company has one equity compensation plan, the 2001 Stock Option Plan, which is a shareholder approved plan. As of December 31, 2005, the number of options outstanding and remaining available under the 2001 Stock Option Plan was as follows:

                                                             Number of securities to     Weighted-average     Number of securities
                                                             be issued upon exercise    exercise price of    remaining available for
                        Plan category                        of outstanding options    outstanding options       future issuance
----------------------------------------------------------   -----------------------   -------------------   -----------------------
Equity compensation plans approved by security holders              264,900                  $ 8.24                  209,700

Equity compensation plans not approved by security holders               --                      --                       --
                                                                    -------                  ------                  -------
Total                                                               264,900                                          209,700

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since the beginning of the Company's last fiscal year, except as may otherwise be described in this report on Form 10-K, there were no transactions occurring or relationships that existed between the Company and its officers, directors or 5% stockholders that require disclosure under SEC regulations.

      On March 19, 2004, Zapata and the Company entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata consolidated federal income tax group. Pursuant to the Tax Sharing and Indemnity Agreement, the Company was required to pay Zapata its share of federal income taxes, if any. In addition, each party was required to reimburse the other party for its use of either party's tax attributes. Similar provisions applied under the Tax Sharing and Indemnity Agreement to other taxes, such as state and local income taxes. Accordingly, the Company paid approximately $137,000 to Zapata in 2005 for taxes related to 2004 and $675,000 to Zapata in 2004 for taxes related to 2003. Due to exercises of options to purchase Common Stock, on or about March 31, 2004, the number of shares of Common Stock outstanding increased and, as a result, Zapata's ownership was reduced to less than 80%. As a result of Zapata's ownership of Common Stock falling below 80%, Zapata did not consolidate the Company into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Under the Tax Sharing and Indemnity Agreement, the Company was consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004.

      As provided in the Stock Purchase Agreement between Zapata and the WLR Recovery Funds, after the closing of the transaction, the Company's Board of Directors voted three WLR Recovery Funds' nominees (Wilbur L. Ross, Jr., Michael
J. Gibbons and David H. Storper) to the Company's board of directors and Zapata then caused its own representatives to resign as directors of the Company. Also immediately prior to the closing of the stock purchase transaction, Zapata made a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an appropriate incentive to remain with the Company during the pendency of the stock purchase transaction. The Compensation Committee of the Company's Board of Directors determined that this $1.0 million aggregate amount be distributed as follows:
$400,000 to John C. Corey, $214,500 to Brian P. Menezes, $75,000 to Stephen B. Duerk, Vice President and president of the Company's North American Automotive Group, and $50,000 to Vick Crowley, Treasurer, with the remainder of $225,000 distributed among other key employees of the Company as recommended by the Company's President and Chief Executive Officer.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

      The fees billed in the years ended December 31, 2005 and December 31, 2004 for PricewaterhouseCoopers LLP's services to the Company were:

                                        Year ended          Year ended
                                     December 31, 2005   December 31, 2004
                                     -----------------   -----------------
      Audit Fees .................       $ 700,000           $ 749,000
      Audit-Related Fees .........              --              45,000
      Tax Fees ...................         191,492               2,500
      All Other Fees .............              --                  --
      Total Fees .................       $ 891,492           $ 796,500

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

      o "audit-related fees" are fees billed by the independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, and the 2004 fees were paid for services provided in connection with the investigation of a former employee's allegations of improprieties in the Company's Mexican and Californian operations described in "Item 3. Legal Proceedings";

      o "tax fees" are fees billed by the independent registered public accounting firm for professional services for tax compliance, tax advice, and tax planning including assistance in preparation of domestic and foreign tax returns (minimal services were provided in 2004);

      o "all other fees" are fees billed by the independent registered public accounting firm to the Company for any services not included in the first three, and include fees related to assistance with non-financial systems.

      The Audit Committee of the Company's Board of Directors has established a policy requiring its approval of all audit and non-audit services prior to the provision of these services by its independent registered public accounting firm. Pursuant to this policy, the Audit Committee annually approves a detailed request for annual audit and other permitted services up to specified dollar limits. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. If the Company's management believes additional services are necessary or that the dollar amount of previously approved services must be increased, they must seek specific prior approval for these services from the Audit Committee. To ensure prompt handling of unexpected matters, our Audit Committee has delegated to its chairperson the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire Audit Committee. A report of any such actions taken by the committee chairperson is provided to the Audit Committee at the following Audit Committee meeting. None of the services described above were approved by the Audit Committee under the exception provided by Rule 2-01(c) (7)
(i) (C) of Regulation S-X of the SEC.

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

(3)      Exhibits:

         2.1      Joint  Plan of  Reorganization  of Safety  Components  Debtors
                  Under Chapter 11 Bankruptcy Code dated June 12, 2000 (incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 25,
                  2000)

         2.1.1 First Amended Joint Plan of Reorganization of Safety Components International, Inc., Safety Components Fabric Technologies, Inc., Automotive Safety Components International, Inc., ASCI Holdings Germany
                           (DE) Inc., ASCI Holdings UK (DE) Inc., ASCI Holdings Mexico (DE) Inc., and ASCI Holdings Czech (DE) Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on September 13, 2000)

         3.1      Certificate   of   Amendment   of  the  Amended  and  Restated
                  Certificate   of    Incorporation    of   Safety    Components
                  International, Inc.

         3.2 Amended Bylaws of Safety Components International, Inc. (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000)

         4.1 Restructuring Agreement dated April 6, 2000 between Safety Components International, Inc., Robert A. Zummo and the consenting holders signatory thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on April 13, 2000)

         4..1.1 First Amendment to Restructuring Agreement dated as of May 10, 2000 between Safety Components and the consenting holders signatory thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on May 19, 2000)

         10.1 Loan and Security Agreement dated as of October 11, 2000, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (succeeded in interest by Wachovia Bank, N.A.) (incorporated by reference to
                  Exhibit 10.68 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 10, 2000)

         10.1.1 Amendment No. 1 and Consent to Loan and Security Agreement, dated November 2, 2001, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (succeeded in interest by Wachovia Bank, N.A.) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 2001)

         10.1.2 Amendment No. 2 to Loan and Security Agreement, dated October 11, 2002, by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (succeeded in interest by Wachovia Bank, N.A.) (incorporated by reference to
                           Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002)

         10.1.3 Amendment No. 3 and Consent to Loan and Security Agreement, dated October 8, 2003 by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (succeeded in interest by Wachovia Bank, N.A.) (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003)

         10.1.4 Amendment No. 4 to Loan and Security Agreement, dated July 20, 2004 by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (succeeded in interest by Wachovia Bank, N.A.) (incorporated by reference to
                           Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

         10.1.5 Amendment No. 5 to Loan and Security Agreement, dated October 1, 2004 by and among Safety Components International, Inc., the subsidiaries named therein as Borrowers and Guarantors and Congress Financial Corporation (Southern) (succeeded in interest by Wachovia Bank, N.A.) (incorporated by reference to
                           Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

         10.2 Amendment No. 1, dated March 28, 2002, to the Credit Facility Agreement dated May 29, 1997 between Automotive Safety Components International s.r.o. and HVB Bank Czech Republic a.s. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2002)

         10.2.1 Letter of Guarantee, dated March 28, 2002, between Safety Components International, Inc. and HVB Bank Czech Republic a.s. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2002)

         *10.3 Safety Components International, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                  2001)

         *10.3.1 Form of Stock Option Agreement - Class A and B (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

         *10.3.2           Form   of   Stock   Option   Agreement   -   Class  C
                           (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

         *10.4 Employment Agreement, effective May 18, 2001 between Safety Components International, Inc. and John C. Corey (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

         *10.4.1 Amendment dated June 27, 2001 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and John C. Corey (incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001)

         *10.4.2           Amendment   No.  2  dated   September   22,  2003  to
                           Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and John C. Corey (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

         *10.4.3 Letter from John C. Corey to the Company with respect to his receipt of a change of control bonus from the Company in connection with sale of Company stock by Zapata to the WLR Recover Funds and the changes in the composition of the Company's board of directors directly resulting therefrom.

         *10.5 Employment Agreement, effective May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 2001)

         *10.5.1 Amendment dated June 27, 2001 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes (incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001)

         *10.5.2           Amendment   No.  2  dated   September   22,  2003  to
                           Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and Brian P. Menezes (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

         *10.5.3 Letter from Brian P. Menezes to the Company with respect to his receipt of a change of control bonus from the Company in connection with sale of Company stock by Zapata to the WLR Recover Funds and the changes in the composition of the Company's board of directors directly resulting therefrom.

         *10.6 Employment Agreement, effective May 18, 2001 between Safety Components International, Inc. and Stephen B. Duerk (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                  2001)

         *10.6.1 Amendment dated September 29, 2003 to Employment Agreement, dated May 18, 2001 between Safety Components International, Inc. and Stephen B. Duerk (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

         *10.7 Service Agreement dated July 3, 2000 between the Company and Vick Crowley (incorporated by reference to Exhibit 10.25 to the Company's Amendment to Annual Report on Form 10-K/A for the fiscal year ended March 30, 2002 filed with the Commission on July 29, 2002).

         *10.8    Form of Severance Letter (incorporated by reference to Exhibit
                  10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

         *10.9 Safety Components International, Inc. Key Employee Share Option Plan dated June 17, 2002.

         *10.9.1 Safety Components International, Inc. Deferred Compensation Plan (Amending and Restating the Safety Components International, Inc. Key Employee Share Option Plan on December 12, 2005 effective as of January 1, 2005).

         *10.10 Form of Indemnification Agreement dated December 6, 2005 between the Company and each of Wilbur L. Ross, Jr., Michael
                  J. Gibbons and David H. Storper  (incorporated by reference to
                  Exhibit 10.30.1 to the Company's Current Report on Form 8-K dated December 2, 2005 and filed with the Commission on December 8, 2005).

         *10.10.1 Form of Amended & Restated Indemnification Agreement effective December 6, 2005 between the Company and each of John C. Corey, Brian P. Menezes, Stephen B. Duerk, R. Vick Crowley and Dr. Daniel D. Tessoni.

         *10.11 Safety Components International, Inc. 2001 Management Incentive Bonus Program (incorporated by reference to Exhibit
                  10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

         10.11.1 Safety Components International, Inc. 2003 Management Incentive Bonus Program (incorporated by reference to
                           Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

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

                                 SAFETY COMPONENTS INTERNATIONAL, INC.

                                 By: /s/ Brian P. Menezes
                                     ----------------------------
                                     Brian P. Menezes
                                     Interim President & Chief Executive Officer
                                     and Vice President, Chief Financial Officer

                                 Date: March 15, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature            Title                                          Date
-----------------------       -----                                          ----
/s/ Brian P. Menezes          Interim President & Chief Executive Officer    March 15, 2006
-----------------------       and Vice President, Chief Financial Officer
Brian P. Menezes

/s/ William F. Nelli          Controller                                     March 15, 2006
-----------------------
William F. Nelli

/s/ Wilbur L. Ross, Jr.       Director and Chairman of the Board             March 15, 2006
-----------------------
Wilbur L. Ross, Jr.

/s/ Daniel D. Tessoni         Director                                       March 15, 2006
-----------------------
Daniel D. Tessoni

/s/ Michael J. Gibbons        Director                                       March 15, 2006
-----------------------
Michael J. Gibbons

/s/ David H. Storper          Director                                       March 15, 2006
-----------------------
David H. Storper

SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING           F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-3

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of December 31, 2005 and December
        31, 2004                                                            F-5

     Consolidated Statements of Operations for the Year ended December
        31, 2005, the Year ended December 31, 2004, and the period from
        March 30, 2003 to December 31, 2003                                 F-6

     Consolidated Statements of Stockholders' Equity for the Year ended
        December 31, 2005, the Year ended December 31, 2004, and the
        period from March 30, 2003 to December 31, 2003                     F-7

     Consolidated Statements of Cash Flows for the Year ended December
        31, 2005, the Year ended December 31, 2004, and the period from
        March 30, 2003 to December 31, 2003                                 F-8

     Notes to Consolidated Financial Statements                             F-9

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

      Under the supervision and participation of the chief executive officer and chief financial officer, the Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on our assessment, management concludes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Safety Components International, Inc.:

We have completed integrated audits of Safety Components International, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 15 present fairly, in all material respects, the financial position of Safety Components International, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 and the nine-month period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Report of Management on Internal Control over Financial Reporting appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Spartanburg, South Carolina
March 15, 2006

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                             December 31, 2005   December 31, 2004
                                                                                             -----------------   -----------------
ASSETS

Current assets:
   Cash and cash equivalents .............................................................   $           4,087   $           4,184
   Accounts receivable, net ..............................................................              35,887              39,272
   Inventories, net ......................................................................              25,557              26,882
   Deferred income taxes .................................................................               1,879               1,609
   Assets held in deferred compensation plan .............................................               2,911               4,361
   Prepaid and other .....................................................................               2,282               1,044
                                                                                             -----------------   -----------------
      Total current assets ...............................................................              72,603              77,352

Property, plant and equipment, net .......................................................              43,828              48,449
Identifiable intangible assets, net ......................................................                 817               1,108
Investment in unconsolidated affiliate ...................................................                 237                  --
Other assets .............................................................................                 869                 617
                                                                                             -----------------   -----------------
      Total assets .......................................................................   $         118,354   $         127,526
                                                                                             =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................................................   $          15,195   $          16,828
   Accrued salaries and benefits .........................................................               2,981               4,270
   Deferred compensation .................................................................               2,475               3,666
   Accrued and other current liabilities .................................................               4,766               4,486
   Income taxes payable ..................................................................               1,361               6,715
   Current portion of long-term debt .....................................................               5,675               3,263
                                                                                             -----------------   -----------------
      Total current liabilities ..........................................................              32,453              39,228

Long-term debt, net of current maturities ................................................                 810               3,729
Deferred income taxes ....................................................................               3,696               3,635
Other long-term liabilities ..............................................................                 319                 277
                                                                                             -----------------   -----------------
      Total liabilities ..................................................................              37,278              46,869
                                                                                             -----------------   -----------------
Commitments and contingencies

Minority interest ........................................................................                 407                 133

Stockholders' equity:
   Preferred stock: 5,000,000 shares authorized and unissued .............................                  --                  --
   Common stock: $.01 par value per share - 20,000,000 shares authorized;
     5,385,147 and 5,295,778 shares outstanding at December 31, 2005 and December 31,
     2004, respectively ..................................................................                  54                  53
   Additional paid-in-capital ............................................................              56,545              54,660
   Treasury stock: 40,322 shares at cost .................................................                (411)               (411)
   Retained earnings .....................................................................              16,447              12,904
   Accumulated other comprehensive income ................................................               8,034              13,318
                                                                                             -----------------   -----------------
      Total stockholders' equity .........................................................              80,669              80,524
                                                                                             -----------------   -----------------
      Total liabilities and stockholders' equity .........................................   $         118,354   $         127,526
                                                                                             =================   =================

                 See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                                                                 Period from
                                                                         Year Ended          Year Ended       March 30, 2003 to
                                                                      December 31, 2005   December 31, 2004   December 31, 2003
                                                                       (Twelve Months)     (Twelve Months)      (Nine Months)
                                                                      -----------------   -----------------   -----------------
Net sales .........................................................   $         220,114   $         247,883   $         183,666
Cost of sales, excluding depreciation .............................             187,590             200,871             150,380
Depreciation ......................................................               9,103              11,296               8,089
                                                                      -----------------   -----------------   -----------------
   Gross profit ...................................................              23,421              35,716              25,197

Selling, general and administrative expenses ......................              16,145              20,257              13,101
Expenses associated with changes of control .......................               2,965                  --               2,797
                                                                      -----------------   -----------------   -----------------
   Income from operations .........................................               4,311              15,459               9,299

Other expense (income), net .......................................                 538              (1,467)             (2,275)
Interest expense ..................................................                 682                 946               1,664
                                                                      -----------------   -----------------   -----------------
   Income before income taxes, minority interest and earnings from
     unconsolidated affiliate .....................................               3,091              15,980               9,910

Provision for income taxes ........................................                 907               5,771               3,808
Minority interest in loss of consolidated subsidiaries ............                (605)                (39)                 --
Equity in earnings from unconsolidated affiliate ..................                (754)                 --                  --
                                                                      -----------------   -----------------   -----------------
Net income ........................................................   $           3,543   $          10,248   $           6,102
                                                                      =================   =================   =================

Net income per common share, basic ................................   $            0.66   $            1.97   $            1.23
                                                                      =================   =================   =================

Net income per common share, diluted ..............................   $            0.65   $            1.94   $            1.19
                                                                      =================   =================   =================

Weighted average number of shares outstanding, basic ..............               5,370               5,206               4,973
                                                                      =================   =================   =================

Weighted average number of shares outstanding, diluted ............               5,447               5,294               5,119
                                                                      =================   =================   =================

                 See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          (in thousands, except shares)

                                                                         Common        Common     Common    Additional   Treasury
                                                                       Stock Shares     Stock     Stock      Paid -in     Stock
                                                                       Outstanding     Amount    Warrants     Capital     Amount
                                                                      -------------   --------   --------   ----------   --------
Balance at March 29, 2003 ..........................................      4,959,678   $     50   $     34   $   50,916   $   (411)
   Comprehensive income for the period from March 30, 2003 to
     December 31, 2003:
      Net income ...................................................             --         --         --           --         --
      Foreign currency translation adjustment ......................             --         --         --           --         --
      Unrealized loss on derivatives ...............................             --         --         --           --         --
   Net comprehensive income ........................................             --         --         --           --         --
   Expiration of warrants ..........................................             --         --        (34)          34         --
   Issuance of common stock ........................................         77,800          1         --        1,915         --
                                                                      -------------   --------   --------   ----------   --------
Balance at December 31, 2003 .......................................      5,037,478   $     51   $     --   $   52,865   $   (411)
                                                                      =============   ========   ========   ==========   ========
   Comprehensive income for the year ended December 31, 2004:
      Net income ...................................................             --         --         --           --         --
      Foreign currency translation adjustment ......................             --         --         --           --         --
      Reclassification adjustment for derivatives ..................             --         --         --           --         --
   Net comprehensive income ........................................             --         --         --           --         --
   Issuance of common stock ........................................        258,300          2         --        1,795         --
                                                                      -------------   --------   --------   ----------   --------
Balance at December 31, 2004 .......................................      5,295,778   $     53   $     --   $   54,660   $   (411)
                                                                      =============   ========   ========   ==========   ========
   Comprehensive loss for the year ended December 31, 2005:
      Net income ...................................................             --         --         --           --         --
      Foreign currency translation adjustment ......................             --         --         --           --         --
   Net comprehensive loss ..........................................             --         --         --           --         --
   Contribution of capital in connection with change of control ....             --         --         --        1,000         --
   Issuance of common stock ........................................         89,369          1         --          885         --
                                                                      -------------   --------   --------   ----------   --------
 Balance at December 31, 2005 ......................................      5,385,147   $     54   $     --   $   56,545   $   (411)
                                                                      =============   ========   ========   ==========   ========

                                                                      (Accumulated     Accumulated
                                                                         Deficit)         Other
                                                                        Retained      Comprehensive
                                                                        Earnings      Income (Loss)     Total
                                                                      -------------   -------------   ---------
Balance at March 29, 2003 ..........................................  $      (3,446)  $       4,770   $  51,913
   Comprehensive income for the period from March 30, 2003 to
     December 31, 2003:
      Net income ...................................................          6,102              --       6,102
      Foreign currency translation adjustment ......................             --           4,250       4,250
      Unrealized loss on derivatives ...............................             --            (152)       (152)
                                                                                                      ---------
   Net comprehensive income ........................................             --              --      10,200
   Expiration of warrants ..........................................             --              --          --
   Issuance of common stock ........................................             --              --       1,916
                                                                      -------------   -------------   ---------
Balance at December 31, 2003 .......................................  $       2,656   $       8,868   $  64,029
                                                                      =============   =============   =========
   Comprehensive income for the year ended December 31, 2004:
      Net income ...................................................         10,248              --      10,248
      Foreign currency translation adjustment ......................             --           4,298       4,298
      Reclassification adjustment for derivatives ..................             --             152         152
                                                                                                      ---------
   Net comprehensive income ........................................             --              --      14,698
   Issuance of common stock ........................................             --              --       1,797
                                                                      -------------   -------------   ---------
Balance at December 31, 2004 .......................................  $      12,904   $      13,318   $  80,524
                                                                      =============   =============   =========
   Comprehensive loss for the year ended December 31, 2005:
      Net income ...................................................          3,543              --       3,543
      Foreign currency translation adjustment ......................             --          (5,284)     (5,284)
                                                                                                      ---------
   Net comprehensive loss ..........................................             --              --      (1,741)
   Contribution of capital in connection with change of control ....             --              --       1,000
   Issuance of common stock ........................................             --              --         886
                                                                      -------------   -------------   ---------
 Balance at December 31, 2005 ......................................  $      16,447   $       8,034   $  80,669
                                                                      =============   =============   =========

                 See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                                 Period from
                                                                         Year Ended          Year Ended       March 30, 2003 to
                                                                      December 31, 2005   December 31, 2004   December 31, 2003
                                                                       (Twelve Months)     (Twelve Months)      (Nine Months)
                                                                      -----------------   -----------------   -----------------
Cash Flows From Operating Activities:
   Net income .....................................................   $           3,543   $          10,248   $           6,102
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...............................               9,257              11,449               8,195
      Provision for bad debts .....................................                 526                 447                  29
      Loss on disposition of assets ...............................                 141                 283                 541
      Minority interest ...........................................                (605)                133                  --
      Deferred taxes ..............................................                (141)               (277)               (931)
      Tax benefit from exercise of stock options ..................                 187                 525                  76
      Non-cash charge associated with previous change of control ..                  --                  --               1,404
      Changes in operating assets and liabilities:
         Accounts receivable ......................................                 517              (2,610)              6,744
         Inventories ..............................................                 (99)             (3,329)                446
         Assets held in deferred compensation plan ................               1,450              (1,016)             (1,942)
         Prepaid and other current assets .........................              (1,220)              1,109               1,462
         Other non-current assets .................................                 220                (634)             (1,319)
         Accounts payable .........................................                (679)             (7,591)             (2,294)
         Income taxes payable .....................................              (5,140)              2,238               1,874
         Deferred compensation ....................................              (1,191)                834               2,099
         Accrued and other liabilities ............................                 136               1,561                (540)
                                                                      ---------------------------------------------------------
         Net cash provided by operating activities ................               6,902              13,370              21,946
                                                                      ---------------------------------------------------------

Cash Flows From Investing Activities:
      Purchases of property, plant and equipment ..................              (7,149)             (6,547)             (2,594)
      Investment in unconsolidated affiliate ......................                (237)                 --                  --
                                                                      ---------------------------------------------------------
         Net cash used in investing activities ....................              (7,386)             (6,547)             (2,594)
                                                                      ---------------------------------------------------------

Cash Flows From Financing Activities:
      Repayment of KeyBank Subordinated term note .................                  --                  --              (9,202)
      (Repayment of) proceeds from Wachovia term note .............                (534)             (2,127)              1,604
      Net borrowings on (repayments of) Wachovia revolving credit
       facility ...................................................               2,146              (4,523)            (12,085)
      Repayment of Deutsche Bank Mortgage .........................                  --                  --              (2,014)
      Repayments of other debt and long term obligations ..........              (2,548)             (3,400)             (2,023)
      Contribution of capital upon change of control ..............               1,000                  --                  --
      Proceeds from issuance of common stock ......................                 699               1,270                 511
                                                                      -----------------   -----------------   -----------------
         Net cash provided by (used in) financing activities ......                 763              (8,780)            (23,209)
                                                                      -----------------   -----------------   -----------------
Effect of exchange rate changes on cash and cash equivalents ......                (376)              1,765                 669
                                                                      -----------------   -----------------   -----------------
Change in cash and cash equivalents ...............................                 (97)               (192)             (3,188)
Cash and cash equivalents, beginning of period ....................               4,184               4,376               7,564
                                                                      -----------------   -----------------   -----------------
Cash and cash equivalents, end of period ..........................   $           4,087   $           4,184   $           4,376
                                                                      =================   =================   =================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest ....................................................   $             360   $             547   $           1,305
      Income taxes ................................................               6,816               2,908               2,877

Supplemental disclosure of non-cash investing activity:
   Equipment acquired under capital lease obligations .............                 694                 553                  --

                 See notes to consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 1 Business and Basis of Presentation

      Safety Components International, Inc. (including, when context requires, its consolidated subsidiaries, the "Company" or "SCI") operates in a single segment as a manufacturer of automotive airbag fabric and cushions and technical fabrics with operations principally in North America, Europe and China.

2005 Change of Control

      On September 23, 2005, Zapata Corporation ("Zapata"), the record and beneficial owner of 77.3% of the Company's outstanding common stock, entered into a Stock Purchase Agreement with WLR Recovery Fund III, L.P. ("WLR III") to sell to WLR III all of its 4,162,394 shares of the Company's common stock. On September 26, 2005, Zapata, WLR III and WLR Recovery Fund II, L.P. ("WLR II" and collectively with WLR III, referred to as the "WLR Recovery Funds") entered into Amendment No. 1 and Joinder Agreement which joined WLR II as a party to the Stock Purchase Agreement. The Amendment No. 1 provided that WLR II and WLR III shall purchase 241,419 and 3,920,975 shares of the Company's common stock, respectively. The purchase price of $12.30 per share, or $51,197,446 in the aggregate, was paid in immediately available funds at the closing of the transaction on December 2, 2005. The WLR Recovery Funds are affiliates of Mr. Wilber L. Ross, Jr., and W. L. Ross and Co., LLC.

      As provided in the Stock Purchase Agreement and after the closing of the transaction, the Company's board of directors elected three WLR Recovery Funds nominees to the Company's board of directors and Zapata then caused its own representatives to resign as directors of the Company. The WLR Recovery Funds' nominees to the Company's board of directors are Wilbur L. Ross, Jr., Michael J. Gibbons and David H. Storper.

      Upon closing of the stock purchase transaction, and in lieu of any special change of control bonus that was or might have been payable pursuant to employment agreements between the Company and each of John C. Corey, the Company's then President and Chief Executive Officer, and Brian P. Menezes, Vice President and Chief Financial Officer, the Company paid a bonus of $994,000 to Mr. Corey and $406,000 to Mr. Menezes.

      In addition, in connection with the closing of the stock purchase transaction, Zapata made a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an appropriate incentive to remain with the Company during the pendency of the stock purchase transaction. The Compensation Committee of the Company's Board of Directors determined that this $1,000,000 aggregate amount be distributed as follows: $400,000 to Mr. Corey, $250,000 to Mr. Menezes, $75,000 to Stephen B. Duerk, Vice President and president of the Company's North American Automotive Group, and $50,000 to Vick Crowley, Treasurer, with the remainder of $225,000 distributed among other key employees of the Company as recommended by the Company's President and Chief Executive Officer. These bonus amounts paid to Messrs. Corey and Menezes were in addition to the amounts paid to them that are described in the immediately preceding paragraph. In addition, the Company recognized expenses of approximately $600,000 related to this stock purchase transaction. All of the bonus amounts and purchasing expenses have been included in the Company's income statement in expenses associated with changes of control.

      As a result of the foregoing transactions, a change of control of the Company occurred (the "2005 Change of Control").

2003 Change of Control

      On September 29, 2003, Zapata filed a Schedule 13D with the United States Securities and Exchange Commission (the "SEC") indicating that as of September 18, 2003 it had acquired 2,663,905 shares of the Company's common stock which then constituted approximately 53.7% of the issued and outstanding shares of such common stock. As a result, a change of control of the Company (the "2003 Change of Control") occurred. On October 6, 2003, Zapata filed an amendment to its Schedule 13D with the SEC, indicating that it had acquired an additional 1,498,489 shares of the Company's common stock which, together with the shares previously acquired, then constituted approximately 83.9% of the issued and outstanding common stock of the Company.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

      The 2003 Change of Control triggered certain provisions of the Company's Stock Option Plan, including immediate vesting of all options and an automatic change in the exercise price of a portion of the options to $0.01 per share. This change in exercise price constituted a modification of the Stock Option Plan and the Company was required to recognize a one-time, non-recurring compensation cost of $1.4 million for the modified options for 126,900 shares, for the nine months ended December 31, 2003. Additionally, in lieu of re-pricing their Class A stock options, the employment agreements of certain key executives included a provision for a bonus payable in the event of a change of control. The aggregate bonus paid under these provisions in connection with the 2003 Change of Control was $1.4 million and was also recognized as an expense in 2003.

      Following the 2003 Change of Control, the Company's Audit Committee and Board of Directors determined that it was in the Company's best interest to change the Company's fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31 to coincide with Zapata's year end. This change was effective as of the quarter ended December 31, 2003. At a meeting on January 26, 2004, the Company's Board of Directors appointed two designees of Zapata, Avram Glazer and Leonard DiSalvo, as members of the Company's Board of Directors.

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

      Due to exercises of options to purchase common stock of the Company, on or about March 31, 2004, the number of shares of common stock outstanding increased and, as a result, Zapata's ownership was reduced to less than 80%. As a result of Zapata's ownership of the company's outstanding common stock falling below 80%, Zapata could not consolidate the Company into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Under the Tax Sharing and Indemnity Agreement, the Company was consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004. On January 4, 2005, the Company received notification from the Internal Revenue Service that its plan to return to the taxpayer status consistent to the periods prior to the 2003 Change of Control had been approved.

NxGen Partnership

      On September 1, 2005 the Company exercised an option to acquire 49% of the ownership interests of NxGen Technologies, LLC ("NxGen"), which is in the business of designing airbags, airbag systems and inflator units. The Company exercised this option in connection with NxGen's entry into a License and Consulting Agreement with a major automotive supplier ("Supplier") pursuant to which NxGen granted Supplier an exclusive, worldwide, royalty-bearing license to certain of NxGen's patents and patent know-how. The Company waived a right-of-first-refusal with respect to the license. Supplier paid NxGen an initial license fee and will owe it two additional payments, which will be treated as prepaid royalties for subsequent sales, if and when validation and sales targets are met. If sales exceed the volume corresponding to the prepaid royalties, Supplier will pay NxGen an additional royalty for each airbag system sold using the licensed patents and know-how. The Company recognized approximately $754,000 (net of income taxes of $448,000) in equity in earnings of unconsolidated affiliate in connection with the exercise of the option and the allocation of the Company's proportionate share of NxGen's income from the receipt of the initial license fee from Supplier. As a result of the above and also the Company's receipt of a distribution from NxGen, the Company recorded an asset of approximately $237,000 (which represents the Company's ownership interest in this affiliate's equity) in the Company's balance sheet at December 31, 2005 in investment in unconsolidated affiliate. NxGen's summarized financial information is derived from its unaudited financial statements. At December 31, 2005, NxGen had total assets consisting of cash and cash equivalents of approximately $429,000 and no significant liabilities. For the year ended December 31, 2005, NxGen recognized revenue from license fees of $3.0 million which resulted in gross margin of the same and recognized net income of approximately $3.0 million. Prior to 2005 there were no significant revenues, net income, assets or liabilities. The Company will participate in NxGen's subsequent profits and losses pro rata in accordance with its equity ownership.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

      The Company's consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries, including joint ventures controlled by the Company. The share of the unaffiliated minority interest investors' investment in such joint ventures is presented in the Company's Consolidated Balance Sheets and the share of the unaffiliated minority interest investors' loss in consolidated subsidiaries is presented in the Company's Consolidated Statements of Operations. Additionally, the Company owns a minority interest in NxGen and records its share of NxGen's income or loss in its Consolidated Statements of Operations and records its investment in NxGen on the Company's Consolidated Balance Sheets, adjusting this investment for the Company's share of NxGen's results of operations. All significant intercompany accounts and transactions have been eliminated.

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

Financial Statement Preparation

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Significant estimates made by management include allowances for doubtful accounts receivable, reserves for inventories, contingencies and other reserves and allowances for deferred tax assets. Management believes that its estimates included in the financial statements, including for these matters, are reasonable. However, actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Fiscal year

      Following the 2003 Change of Control, the Company changed its fiscal year to a calendar year end to coincide with Zapata's fiscal year end. The Company's operations were previously based on a fifty-two or fifty-three week fiscal year ending on the Saturday closest to March 31. As such, the period from March 30, 2003 to December 31, 2003 consists of nine months of operations. The fiscal years from January 1, 2005 to December 31, 2005 and January 1, 2004 to December 31, 2004 each consist of twelve months of operations.

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

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

      On December 31, 2005 and 2004, the Company had no outstanding forward exchange contracts. On December 31, 2003 the Company had outstanding forward exchange contracts to purchase Mexican Pesos with U.S. Dollars and Czech Korunas with Euros that met the requirements of SFAS No. 133 and were accounted for as qualifying hedges. See Note 11 for further information regarding derivative instruments entered into and executed during the twelve months ended December 31, 2005 and 2004 and nine months ended December 31, 2003.

Concentration of credit risk

      The Company is subject to a concentration of credit risk relating to its trade receivables. At December 31, 2005, three customers accounted for approximately 29%, 16% and 15% of its trade receivables. At December 31, 2004, these same three customers accounted for approximately 36%, 11% and 10% of its trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company evaluates potential losses for uncollectible accounts and such losses have historically been immaterial and within management's expectations.

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

Property, plant and equipment

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of assets are as follows:

      Machinery and equipment ............   4  - 11 years
      Furniture and fixtures .............   3  -  5 years
      Buildings ..........................   25 - 40 years
      Leasehold improvements .............   Lesser of useful life or lease term

      Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized.

Tangible asset impairment

      The Company continually monitors conditions that may affect the carrying value of its tangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the fair value of the assets. When the estimated fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, and is charged to operations in the period in which impairment is determined. Management is not aware of any events that would indicate potential impairment of its tangible assets.

Assets held for sale

      At December 31, 2005, the Company had productive assets held for sale at a fair value, net of disposal costs, of approximately $560,000 which is included in other assets in the Company's Consolidated Balance Sheets.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Intangible assets

      At December 31, 2005, intangible assets consisted of certain Company patents which are amortized over estimated lives between 15 and 20 years. Accumulated amortization at December 31, 2005 and 2004 was approximately $698,000 and $544,000, respectively. Amortization of patents is expected to approximate $155,000 per year for each of the five succeeding years. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. When the estimated fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, and is charged to operations in the period in which impairment is determined. Management is currently not aware of any events that would indicate potential impairment of its intangible assets.

      Following is a summary of intangible assets (in thousands):

                                           December 31, 2005  December 31, 2004
                                           ------------------------------------
Identifiable intangible assets - patents:
Gross carrying amount                           $ 1,515            $ 1,652
Accumulated amortization                           (698)              (544)
                                           ------------------------------------
Net carrying amount                             $   817            $ 1,108
                                           ====================================

      Amortization expense for the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003 was $154,000, $153,000 and $106,000, respectively.

Deferred financing costs

      Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method (which approximates the effective interest method), and are charged to interest expense in the accompanying consolidated statements of operations. Total costs deferred and included in "other assets" in the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004 were $133,000 and $349,000, respectively.

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

Annual revenues from major customers

      The Company's net sales to three customers in the year ended December 31, 2005 aggregated approximately 30%, 21% and 9% of net sales. The Company's net sales to these same three customers in the year ended December 31, 2004 aggregated approximately 30%, 24% and 8% of net sales, respectively. The Company's net sales to these same three customers in the nine months ended December 31, 2003 aggregated approximately 32%, 23% and 13% of net sales, respectively.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Environmental expenditures

      Environmental expenditures that result from the remediation of an existing condition caused by past operations that will not contribute to current or future revenues are expensed. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. The Company's environmental expenditures for the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003 were insignificant. Undiscounted liabilities are recognized for remedial activities when the cleanup is probable and the cost can be reasonably estimated. See Note 6 for further information regarding environmental reserves.

Advertising costs

      Advertising costs are charged to operations when incurred. Advertising costs were approximately $235,000, $195,000 and $81,000 during the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003, respectively, and were recorded as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Shipping costs

      The costs to ship products to customers of approximately $3.8 million, $3.7 million and $2.9 million during the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003, respectively, are included as a component of cost of sales, excluding depreciation in the accompanying consolidated statements of operations.

Research and development expenses

      Research and development costs are charged to operations when incurred and are included in operating expenses. Costs associated with design and development for fabric and airbag cushions for the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003, were $3.1 million, $1.5 million and $1.2 million, respectively.

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

Earnings per share

      Earnings per share amounts have been computed using Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes unexercised stock options using the treasury stock method. (See Note 10).

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

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

      At the time all outstanding options were granted, the Company applied the principles of Accounting Principles Board Opinion ("APB") No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Accordingly, under APB No. 25, no compensation cost was recognized in the Company's financial statements in prior periods. During the quarter ended September 27, 2003, the 2003 Change of Control occurred and as a result under the provisions of the Stock Option Plan all options vested immediately and the exercise prices of a certain subset of the options were automatically changed to $0.01 per share (the "modified options"). This change in exercise price constituted a modification of the Stock Option Plan and under APB No. 25 and Financial Interpretation Number ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation," the Company was required to recognize compensation cost of $1.4 million ($823,000 net of tax) for the modified options, representing 126,900 options, for the quarter ended September 27, 2003. No expense was recognized on the remaining 567,800 options that were not subject to the automatic change in exercise price. According to the provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation" and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company is required to disclose the compensation expense included in net income based on APB No. 25 and the related pro-forma cost measured by the fair value method under SFAS No. 123, net of tax effects. Additionally, the modification resulted in an increased value for the modified options (the "incremental fair value") that is disclosed as part of the pro-forma expense measured by the fair value method.

      The fair values of the original options are based upon the Black-Scholes option-pricing model, and are estimated on the date of grant with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero percent dividends; expected lives of 6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent. The fair values of the options granted at May 18, 2001 and April 1, 2002, were $4.26 and $6.44 per share, respectively. Prior to the modification described above, the Company's SFAS No. 123 pro-forma compensation expense would have been $1.1 million for the nine months ended December 31, 2003.

      As a result of the modification, the incremental fair value of the modified options is to be estimated immediately before their terms are modified and on the date of modification. The fair values for the modified options were also based on the Black-Scholes option-pricing model, with the following assumptions used: risk free interest rate of 0.99 percent; zero percent dividends; expected life of 0.5 years; expected volatility of 83.7 percent; and an exercise price of $0.01 and $8.75. The incremental fair value of the modified options was $7.38. As a result, the incremental pro-forma compensation expense was $534,000 for the nine months ended December 31, 2003.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

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

                                                                                 Period from
                                          Year Ended          Year Ended      March 30, 2003 to
                                      December 31, 2005   December 31, 2004   December 31, 2003
                                       (Twelve Months)     (Twelve Months)      (Nine Months)
                                      ---------------------------------------------------------
Net income, as reported:                   $ 3,543            $ 10,248             $ 6,102
   Add: Total stock-based
      employee compensation
      expense included in reported
      net income, net of tax                    --                  --                 823

   Deduct: Total stock-based
      employee compensation
      expense determined under
      fair value method, net of tax             --                  --               1,650

                                      ---------------------------------------------------------
Proforma net income:                       $ 3,543            $ 10,248             $ 5,275
                                      =========================================================

Net income per share:

   Basic - as  reported:                   $  0.66            $   1.97             $  1.23

   Basic - pro forma:                      $  0.66            $   1.97             $  1.06

   Diluted - as  reported:                 $  0.65            $   1.94             $  1.19

   Diluted - pro forma:                    $  0.65            $   1.94             $  1.03

      There were 264,900 options outstanding as of December 31, 2005. During the year ended December 31, 2005, there were 89,300 options exercised, no forfeitures and no options were granted or expired. Of the 264,900 options outstanding at December 31, 2005, 198,200 had an exercise price of $8.75 and 66,700 had an exercise price of $6.71, with all options having a weighted average remaining contractual life of 4.84 years. All options outstanding became fully vested upon the 2003 Change of Control and are currently exercisable.

      There were 354,200 options outstanding as of December 31, 2004. During the year ended December 31, 2004, there were 258,300 exercised options, no forfeitures and no options were granted or expired. Of the 354,200 options outstanding at December 31, 2004, 272,500 had an exercise price of $8.75, 74,200 had an exercise price of $6.71 and 7,500 had an exercise price of $0.01, with all options having a weighted average remaining contractual life of 5.84 years. All options outstanding at December 31, 2004 became fully vested upon the 2003 Change of Control and were currently exercisable at December 31, 2004.

      There were 612,500 options outstanding as of December 31, 2003. During the nine months ended December 31, 2003, there were 77,800 exercised options, forfeitures of 6,400 and 3,400 options with an exercise price of $8.75 and $6.71, respectively, and no options were granted or expired. Of the 612,500 options outstanding at December 31, 2003, 350,400 had an exercise price of $8.75, 100,300 had an exercise price of $0.01 and 161,800 had an exercise price of $6.71, with all options having a weighted average remaining contractual life of 7.10 years. All options outstanding at December 31, 2003 became fully vested upon the 2003 Change of Control and were currently exercisable at December 31, 2003.

      See "New Accounting Pronouncements" below for further information on the potential impact of new accounting guidance on stock based compensation.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Foreign currency translation

      Financial statements of substantially all of the Company's foreign operations are prepared using the local currency as the functional currency. Translation of these foreign operations to United States dollars occurs using the current exchange rate on the date of the balance sheet for balance sheet accounts and a weighted average exchange rate over the applicable accounting period for results of foreign operations. Translation gains or losses are recognized in "accumulated other comprehensive income" as a component of stockholders' equity in the accompanying Consolidated Balance Sheets.

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

      Foreign currency transaction gains are reflected in operations in "other expense (income), net." During the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003, transaction (losses) gains included in operations amounted to ($917,000), $677,000 and $2.0 million, respectively.

Fair value of financial instruments

      The consolidated financial statements include financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of the Company's long-term debt at December 31, 2005 and December 31, 2004 approximated fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

Segment Information

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag fabric and technical fabrics), uses similar processes in selling the products and sells the products to similar classes of customers. As a result of these similar economic characteristics and the way the business is managed, the Company has determined that it operates as a single segment for purposes of reporting financial condition and results of operations. See Note 7 for product revenue and geographic information.

New Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company currently expects that the adoption of SFAS No. 151 in 2006 will have no material affect on its financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company currently expects that the adoption of SFAS No. 153 in 2006 will have no material affect on its financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

previously allowable under APB Opinion No. 25. SFAS No. 123(R) is effective for annual reporting periods beginning on or after June 15, 2005. The Company currently has no partially vested options remaining in any of its stock option plans and few fully vested options remain in such plans. Therefore, the Company currently expects that the adoption of SFAS No. 123(R) in 2006 will have no material affect on its financial position and results of operations with regard to its existing stock option plans. Other than the 2001 Stock Option Plan, the Company's board of directors has not developed a new, alternative or supplemental stock option plan at this time. Should future stock option plans be created, the award of options from such future stock option plans may have a material affect on the Company's financial position and results of operations.

Note 3 Composition of Certain Consolidated Balance Sheet Accounts (in thousands)

                                                                              December 31, 2005     December 31, 2004
                                                                              -----------------------------------------
Accounts receivable:
   Trade receivables, net of allowances of $688 and $892 at
      December 31, 2005 and December 31, 2004, respectively                           $ 34,266               $ 37,547
   Other                                                                                 1,621                  1,725
                                                                              -----------------------------------------
   Total                                                                              $ 35,887               $ 39,272
                                                                              =========================================
Inventories:
   Raw materials                                                                      $  8,357               $  7,703
   Work-in-process                                                                       6,523                  7,523
   Finished goods                                                                       10,677                 11,656
                                                                              -----------------------------------------
   Total                                                                              $ 25,557               $ 26,882
                                                                              =========================================
Property, plant and equipment:
   Land and buildings                                                                 $ 19,704               $ 20,479
   Machinery and equipment                                                              65,786                 67,238
   Furniture and fixtures                                                                  974                  1,167
   Construction in process                                                               2,222                  2,277
                                                                              -----------------------------------------
                                                                                        88,686                 91,161
   Less - accumulated depreciation                                                     (44,858)               (42,712)
                                                                              -----------------------------------------
   Total                                                                              $ 43,828               $ 48,449
                                                                              =========================================

Note 4 Long-Term Debt (in thousands)

                                                                                  December 31, 2005     December 31, 2004
                                                                                 -----------------------------------------
Wachovia revolving credit facility due on October 8, 2006, bearing a variable
   interest rate (7.25% at December 31, 2005)                                         $  2,251               $    105

Wachovia Term A loan due on October 8, 2006, bearing a variable interest
   rate (7.25% at December 31, 2005)                                                     1,514                  2,048

KeyCorp equipment note, paid August 2005                                                    --                  1,028
HVB Bank Czech Republic mortgage note bearing a variable interest rate
   (4.03% at December 31, 2005) due March, 2007                                          1,296                  2,640

GE Capital equipment note payable due December 2006                                        193                     --

Capital equipment notes payable, with various interest rates ranging
   from 4.80% to 6.94%, maturing at various dates through March 2007                     1,231                  1,171
                                                                                 -----------------------------------------
Total debt                                                                               6,485                  6,992
Less - current portion of long-term debt                                                (5,675)                (3,263)
                                                                                 -----------------------------------------
Total long-term portion of debt                                                       $    810               $  3,729
                                                                                 =========================================

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporatio n (Southern), that is composed of an aggregate $35.0 million revolving credit facility (the "Wachovia Revolver") expiring October 8, 2006, and two term loans. Accordingly, the Company has classified the amount outstanding under the Wachovia Facilities in current portion of long-term debt on the Company's Consolidated Balance Sheets at December 31, 2005. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at December 31, 2005 was $2.3 million. The Wachovia Revolver also includes a $5.0 million letter of credit sub-facility, of which $521,000 was utilized at December 31, 2005.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.5 million was outstanding as of Decembe r 31, 2005 and was included in current portion of long-term debt on the Company' s consolidated balance sheets. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Accordingly, the Company has classified the entire amount outstanding under the Wachovia Facilities in current portion of long-term debt on the Company's Consolidated Balance Sheets at December 31, 2005. Additional amounts are not available for borrowing under the Wachovia Term A loan. The Company also has a second term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $4.5 million was available as of December 31, 2005. At December 31, 2005, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $35.2 million.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan (the "Prime Rate loans") is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA, less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. At December 31, 2005, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit. At December 31, 2005, the interest rate on the Wachovia Revolver and Term A loan was 7.25% per annum.

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

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At December 31, 2005, the Company was in compliance with all financial covenants. At December 31, 2005, the Company was also in compliance with all non-financial covenants. (The Company obtained a waiver of non-compliance from Wachovia in 2003 for not dissolving an inactive subsidiary, which waiver remains in effect.) Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

      The Company intends to renegotiate or replace the Wachovia Facilities prior to their expiration and maturation in October 2006. Although no assurances can be provided in this regard, the Company's management currently believes that

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

it will be able to renegotiate or replace these facilities prior to their expiration and maturity with amended or new facilities on comparable terms. The inability to secure such financing could adversely affect the Company's ability to procure inventory and fund other working capital needs and could have a material adverse effect on the Company's financial position and results of operations.


Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage loan dated June 4, 1997. This amendment extended the due date of the mortgage loan for five years to expire on March 30, 2007, established an interest rate of 1.7% over EURIBOR (EURIBOR was 2.3% at December 31, 2005), requires monthly payments of interest and principal of approximately $89,000 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this loan. At December 31, 2005, approximately $1.3 million was outstanding under the HVB loan.

      On July 10, 1998, the Company entered into a $10.0 million financing agreement with KeyCorp Leasing, a division of Key Corporate Capital, Inc. ("KeyCorp"). The KeyCorp financing agreement had a seven-year term, bore interest at a rate of 1.25% over LIBOR, required monthly payments of approximately $150,000 and was secured by certain equipment located at the Company's Greenville, South Carolina facility. The Company paid the KeyCorp financing agreement in full in August 2005.

      In December 2005, the Company entered into a $193,000 note with GE Capital. At December 31, 2005, the outstanding balance of $193,000 was included in current portion of long-term debt on the Company's Consolidated Balance Sheets. The GE Capital financing agreement is due in December 2006, bears an interest rate of 8.0% and is secured by production equipment.

      Future annual minimum principal payments of long-term debt and capital lease obligations at December 31, 2005 are due in the following fiscal years (in thousands):

                        2006                 $ 5,675
                        2007                     669
                        2008                     141
                        2009                      --
                        2010                      --
                        Thereafter                --
                                             -------
                                             $ 6,485
                                             =======

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2005 and 2004, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 5 Income Taxes

      The provision for income taxes from continuing operations is comprised of the following (in thousands):

                                                                 Period From
                       Year Ended           Year Ended        March 30, 2003 to
                    December 31, 2005    December 31, 2004    December 31, 2003
                     (Twelve Months)      (Twelve Months)       (Nine Months)
                   ------------------------------------------------------------
Current taxes:
   Federal              $  (504)             $ 1,425               $ 2,392
   State                     84                  223                   360
   Foreign                1,468                3,798                 1,987

Deferred taxes:
   Federal                 (198)                  70                  (885)
   State                    (31)                  11                  (135)
   Foreign                   88                  244                    89
                   ------------------------------------------------------------
                        $   907              $ 5,771               $ 3,808
                   ============================================================

      Income before income tax expense attributable to domestic operations is approximately $1.3 million, $6.8 million and $4.6 million during the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003, respectively. Income before income tax expense attributable to foreign operations is approximately $1.8 million, $9.3 million and $5.3 million during the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003, respectively.

      The provision for income taxes differs from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes as follows:

                                                                                                  Period From
                                                           Year Ended          Year Ended      March 30, 2003 to
                                                       December 31, 2005   December 31, 2004   December 31, 2003
                                                        (Twelve Months)     (Twelve Months)      (Nine Months)
                                                       ---------------------------------------------------------
Expected taxes at federal statutory rate                      34%                 34%                34%
State income taxes, net of federal benefits                    1                   1                  2
Foreign earnings taxed at different rates                     31                   4                  3
Deductible foreign taxes                                      (5)                 (3)                --
Change in valuation allowance on deferred tax assets         (26)                  1                  1
Recovery of non-taxable bankruptcy expense                    --                  --                  1
Other, net                                                    (6)                 (1)                (2)
                                                       ---------------------------------------------------------
                                                              29%                 36%                39%
                                                       =========================================================

      For the year ended December 31, 2005, the income tax rate reconciliation shows foreign earnings taxed at a rate differential of 31% due primarily to the Company not recognizing any benefit for the losses incurred at its joint ventures in China and South Africa during its pre-production activities, as well as the recognition of income tax for statutory issues related to prior years in the United Kingdom and the Czech Republic subsidiaries. Also, the change in valuation allowance on deferred tax assets is attributable to the release of a valuation allowance in connection with the utilization of a capital loss carried back against an identified capital gain resulting from the sale of intangible assets associated with the sale of a former subsidiary in 2001.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

      The following summarizes the deferred tax assets (liabilities) recognized in the accompanying Consolidated Balance Sheets (in thousands):

                                                                         December 31, 2005    December 31, 2004
                                                                         --------------------------------------
Deferred tax assets (liabilities):
   Accrued insurance                                                         $    244             $   204
   Other accrued liabilities                                                      551                 556
   Inventory                                                                      865                 523
   Receivables                                                                    219                 327
   Property, plant and equipment                                               (5,100)             (4,703)
   Deferred compensation                                                          943               1,371
   Environmental reserves                                                         103                 103
   Stock options                                                                   31                  31
   Capital loss carryforward                                                       96                 795
   Foreign deferred tax assets - other                                          1,096                 451

                                                                         --------------------------------------
      Net deferred tax liabilities before valuation allowances                   (952)               (342)
   Valuation allowance on capital loss and  deferred tax assets                  (689)             (1,440)
                                                                         --------------------------------------
      Net deferred tax liabilities                                           $ (1,641)            $(1,782)
                                                                         ======================================

Recognized as follows in the accompanying consolidated balance sheets:
   Current deferred tax assets                                               $  1,879             $ 1,609
   Long-term deferred tax assets                                                  176                 244
   Long-term deferred tax liabilities                                          (3,696)             (3,635)
                                                                         --------------------------------------
      Net deferred tax liabilities                                           $ (1,641)            $(1,782)
                                                                         ======================================

      Long-term deferred tax assets are included in "other assets" in the accompanying consolidated balance sheets.

      The net valuation allowance on capital loss and deferred tax assets decreased by approximately $751,000 due primarily to the utilization of a capital loss carried back against a capital gain resulting from the sale of intangible assets associated with the sale of a former subsidiary in 2001.

      No taxes have been  provided  relating  to the  possible  distribution  of
approximately   $28.1  million  of  undistributed   earnings  considered  to  be
permanently reinvested in foreign operations.

      Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's tax return positions are fully supportable, the Company may establish, and has established, reserves when it believes that certain tax positions are likely to be challenged and it may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors or resolution of issues. The Company's tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate. The Company expects to undergo examination by tax authorities of certain of its foreign income tax returns in mid-2006 and it is possible that the examination could result in assessment and payment of taxes related to these positions during 2006 or later. Therefore, the reserves for these positions are classified as current in the accompanying Consolidated Balance Sheet at December 31, 2005.

Note 6 Commitments and Contingencies

Legal proceedings

      The Company emerged from bankruptcy proceedings on October 11, 2000, and an order entering the final decree and closing the Chapter 11 cases was signed on November 21, 2003. The final decree was subject to a "Limited Reservation of Jurisdiction" for a "Reporting/Fee Dispute" with the U.S. Trustee Office over administrative matters associated with the cases. During the fourth quarter of 2005, the Company resolved this matter with the U.S. Trustee Office for $158,000, an amount less than previously reserved by the Company.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

      By letter dated November 2, 2004, a division employee, at the time a controller for the Company's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Neither numerous internal investigations conducted by various levels of the Company's management nor the ensuing external investigation conducted by a forensic accounting firm engaged by the Company's Audit Committee following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, the Company terminated the employee on December 15, 2004. By letter dated December 15, 2004, the former employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, the Company was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that the Company violated the Act. On November 3, 2005, the former employee filed a complaint against the Company and its subsidiaries Safety Components Fabric Technologies, Inc., and Automotive Safety Components International, Inc., ("ASCI") in U.S. District Court, District of South Carolina (the "Complaint") alleging five causes of action: violation of the Act, wrongful discharge in violation of public policy, breach of contract, breach of contract accompanied by a fraudulent act and promissory estoppel. In the Complaint, the former employee seeks compensatory and punitive damages as well as costs and attorney's fees. The Company believes the former employee's claims are without merit and is vigorously defending the case. ASCI has asserted a counterclaim for damages related to expenses incurred in investigating unreasonable allegations of financial irregularities made by the plaintiff.

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

Fee Dispute

      Wachovia Capital Markets, LLC has claimed the Company owes it an investment banking fee of approximately $565,000 in connection with the stock purchase transaction described in "2005 Change of Control" in Note 1. The Company is vigorously disputing the claim; nevertheless, in accordance with SFAS 5, "Accounting for Contingencies", the Company has elected to record a reserve of $565,000 in current liabilities on its Consolidated Balance Sheets at December 31, 2005, and to recognize an expense of equal amount in its Consolidated Statements of Income for the year ended December 31, 2005.

Leases

      The Company has non-cancelable leases for equipment and office space that expire at various dates through 2010. The net present value of the capital lease obligations is included as part of the Company's total long-term debt described above in Note 4. Certain of the lease payments are subject to adjustment for inflation. The Company incurred rent expense of $1.4 million, $1.7 million and $1.3 million for the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003, respectively.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

      Future annual minimum lease payments for all non-cancelable leases as of December 31, 2005 are as follows (in thousands):

                                                          Capital     Operating
                                                        ------------------------
          2006                                              $   767      $   990
          2007                                                  420          889
          2008                                                  145          166
          2009                                                   --           14
          2010                                                   --            7
          Thereafter                                             --           --
                                                        ------------------------
          Total minimum lease payments                        1,332      $ 2,066
                                                                      ==========
          Less: amount representing interest                   (101)
                                                        -----------
          Net present value of minimum lease payments       $ 1,231
                                                        ===========

Joint ventures

      As of December 31, 2005, the Company has commitments for funding of the South Africa Joint Venture through the combination of machinery and equipment contributions and related in-kind services of approximately $940,000 and, with respect to the China joint venture agreement, the intention, but not an obligation, for funding its share of this China joint venture through possible loans or capital contributions of up to $5.1 million.

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

      The U.S. Environmental Protection Agency (the "EPA") has notified the Company that it believes Valentec Wells, LLC ("Valentec"), as a successor to one or more other companies, is one of the 73 largest Potentially Responsible Parties ("PRPs") with responsibility for the RRG Clayton Chemical Site (the "Site") in Sauget, Illinois under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). Valentec is an inactive subsidiary of the Company. Valentec has entered into a Participation Agreement with a number of other companies that also have been named PRPs concerning the performance of limited response activities at the Site under an EPA Administrative Settlement Agreement and Order on Consent for Removal Action (the "Administrative Settlement"). Along with these other companies, the Company has become a party to the Administrative Settlement and estimated costs of this matter are currently considered de minimis. There can be no assurance, however, that the Company's entry into the Administrative Settlement will limit any costs imposed on the Company as proposed in the Administrative Settlement because compliance with the Administrative Settlement does not release the Company from all further liability, and if costs were greater than the Company's estimates, they could be material to the Company; however the Company does not believe that under current circumstances, such costs could be material to the Company.

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

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 7 Product and Geographic Information

      The Company operates in a single segment as a manufacturer of automotive airbag fabric and cushions and technical fabrics with operations principally in North America, Europe and China. The Company attributes its revenues from external customers based on the location of its sale contracts and long-lived assets to a particular country based on the location of each of the Company's production facilities. Summarized financial information by product type and geographic area is as follows:

Revenues from External Customers:

                                                                          Period From
                                  Year ended           Year ended      March 30, 2003 to
                               December 31, 2005   December 31, 2004   December 31, 2003
                                (Twelve Months)     (Twelve Months)      (Nine Months)
                              ----------------------------------------------------------
United States
   Airbag Cushions                 $ 56,798            $ 59,442            $ 47,899
   Airbag Fabric                     23,138              26,221              25,321
   Technical Fabric                  25,764              28,552              18,669

Germany
   Airbag Cushions                   84,539              96,544              64,994

United Kingdom
   Airbag Cushions                   27,781              35,415              25,910

Czech Republic
   Airbag Cushions                    1,653               1,709                 873

China
   Airbag Cushions                      441                  --                  --
                              ----------------------------------------------------------

All Foreign Countries
   Airbag Cushions                  114,414             133,668              91,777
                              ----------------------------------------------------------

Total Net Sales                    $220,114            $247,883            $183,666
                              ==========================================================

Long Lived Assets:

                              December 31, 2005    December 31, 2004   December 31, 2003
                              ----------------------------------------------------------
United States                      $ 16,803            $ 17,069            $ 16,141

Mexico                                5,217               4,961               4,943

Germany                               9,776              12,668              13,621

Czech Republic                       11,004              14,357              15,654

United Kingdom                           --                  --               1,435

South Africa                            531                 525                  --

China                                 1,786                  --                  --
                              ----------------------------------------------------------

All Foreign Countries                28,314              32,511              35,653
                              ----------------------------------------------------------

Total Long-lived Assets            $ 45,117            $ 49,580            $ 51,794
                              ==========================================================

      Long-lived assets include property, plant and equipment, intangible assets and certain other specified assets.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 8 Employee Benefit Plans

      The Company has a defined contribution plan (the "401(k) Plan") for eligible employees which provides for discretionary employer contributions. The Company contributed and expensed approximately $231,000, $224,000 and $171,000 during the years ended December 31, 2005, December 31, 2004 and the nine months ended December 31, 2003, respectively, to the 401(k) Plan.

      The Company established the Safety Components International, Inc. Executive Deferral Program (the "Deferral Program") for the benefit of certain key executive employees. The Deferral Program provides for participants to defer any portion of their cash compensation until some future point in time. The participants' contributions to the Deferral Program are immediately 100% vested. Under the provisions of the Deferral Program, a trust was established to maintain the amounts deferred by the participants. The trust invests participants' contributions in securities selected by the participants from a list of approved types of securities. Seventy-five percent of the purchase price of the securities was paid with amounts equal to participant deferrals and twenty-five percent was paid with additional Company funds; however, if the participant elects to receive a distribution from his or her plan account, the Company's contribution to the purchase price must first be repaid. The Company does not pay interest on participants' accounts, so participants do not receive additional compensation from the Company in the form of interest paid at above market rates. The Company amended the Deferral Program in 2005 to comply with new regulations promulgated in connection with the American Jobs Creation Act of 2004. This amendment had no impact on the Deferral Program's assets or the participants' contributions. The assets of the trust are included in "assets held in deferred compensation plan" and the related amounts due to the participants are included in "deferred compensation" in the accompanying
Consolidated Balance Sheets. The amounts included in "assets held in deferred compensation plan" are $2.9 million and $4.4 million, and the amounts included in "deferred compensation" were $2.5 million and $3.7 million at December 31, 2005 and 2004, respectively.

Note 9 Equity Securities

Preferred Stock

      The Company has 5,000,000 shares of preferred stock authorized and no shares issued at December 31, 2005 and 2004. The Company's board of directors is authorized to provide for the issuance of the preferred stock in the future, with voting powers, dividend rate, redemption terms, repayment, conversion terms, restrictions, rights and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at time of issuance.

Common Stock

      The Company has 5,425,469 and 5,336,100 shares of common stock issued, 5,385,147 and 5,295,778 shares of common stock outstanding, and 40,322 shares of treasury stock at December 31, 2005 and 2004, respectively.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 10 Reconciliation to Diluted Earnings per Share (in thousands)

      The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                                           Period From
                                                    Year ended          Year ended      March 30, 2003 to
                                                December 31, 2005   December 31, 2004   December 31, 2003
                                                 (Twelve Months)     (Twelve Months)      (Nine Months)
                                                ---------------------------------------------------------
Net income                                           $ 3,543            $ 10,248             $ 6,102
                                                     =======            ========             =======

Weighted average number of common shares used
  in basic earnings per share                          5,370               5,206               4,973
Effect of dilutive securities:
  Stock options                                           77                  88                 146
                                                     -------            --------             -------
Weighted average number of common shares and
  dilutive potential common stock used in
  diluted earnings per share                           5,447               5,294               5,119
                                                     =======            ========             =======

      At December 31, 2005 options on 264,900 shares of common were considered dilutive and therefore were included in computing diluted earnings per share. These constituted all common stock equivalents at year-end.

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company periodically enters into forward contracts to buy Mexican pesos with U.S. Dollars for periods and amounts consistent with the related, underlying forecasted cash outflows. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. The Company recorded credits to net earnings of approximately $343,000, $80,000 and $47,000 for the twelve months, twelve months and nine months ended December 31, 2005, 2004 and 2003, respectively on these forward contracts. At December 31, 2005 and 2004, the Company had no such outstanding forward exchange contracts.

      Certain intercompany sales at the Company's Czech facility are denominated and settled in Euros. To reduce exposure to fluctuation in the Euro and Czech Koruna exchange rates, the Company periodically enters into forward contracts to buy Czech Korunas with Euros for periods and amounts consistent with the related, underlying forecasted cash inflows associated with the intercompany sales. These contracts are designated as hedges at inception and are monitored for effectiveness on a routine basis. The Company recorded a credit to net earnings of approximately $85,000 and a charge to net earnings of approximately $141,000 for the twelve months ended December 31, 2005 and 2004, respectively on these forward contracts. For the nine months ended December 31, 2003, the Company recorded a charge to earnings of approximately $47,000 on such forward contracts. At December 31, 2005 and 2004, the Company had no such outstanding forward exchange contracts.

Note 12 Related Party Transactions

      On March 19, 2004, Zapata and the Company entered into a Tax Sharing and Indemnity Agreement to define their respective rights and obligations relating to federal, state and other taxes for taxable periods attributable to the filing of consolidated or combined income tax returns as part of the Zapata consolidated federal income tax group. Pursuant to the Tax Sharing and Indemnity Agreement, the Company was required to pay Zapata its share of federal income taxes, if

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

any, during the periods of consolidation. In addition, each party is required to reimburse the other party for its use of either party's tax attributes. Similar provisions apply under the Tax Sharing and Indemnity Agreement to other taxes, such as state and local income taxes. Accordingly, the Company paid approximately $137,000 and $675,000 to Zapata in 2005 and 2004 for taxes related to 2004 and 2003, respectively. Due to exercises of options to purchase common stock of the Company, on or about March 31, 2004, the number of shares of common stock outstanding increased and, as a result, Zapata's ownership was reduced to less than 80%. As a result of Zapata's ownership of the company's outstanding common stock falling below 80%, Zapata could not consolidate the Company into Zapata's consolidated income tax returns for periods subsequent to the first quarter of 2004. Under the Tax Sharing and Indemnity Agreement, the Company was consolidated into Zapata's tax filing group for the fourth calendar quarter of 2003 and the first calendar quarter of 2004.

      On December 2, 2005, under the provisions of the 2005 Change of Control as described in Note 1, Zapata made a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying bonuses to the Company's executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an appropriate incentive to remain with the Company during the pendency of the stock purchase transaction.

Note 13 Transitional Period Operating Results

      The following table compares the statement of operations data for the twelve months ended December 31, 2005 and 2004 with the twelve months ended December 31, 2003 (unaudited) for information purposes only (in thousands):

                                                          Twelve Months Ended   Twelve Months Ended   Twelve Months Ended
                                                           December 31, 2005     December 31, 2004     December 31, 2003
                                                                                                         (Unaudited)
                                                          ---------------------------------------------------------------
Net sales                                                      $ 220,114             $ 247,883             $ 247,142
Gross profit                                                      23,421                35,716                34,750
Income from operations                                             4,311                15,459                13,825
Provision for income taxes                                           907                 5,771                 5,472
Minority interest in loss of consolidated subsidiaries              (605)                  (39)                   --
Equity in earnings from unconsolidated affiliate                    (754)                   --                    --
Income from continuing operations                                  3,534                10,248                 8,862
Loss on disposition of discontinued operations                        --                    --                  (660)
                                                          ---------------------------------------------------------------
Net income                                                     $   3,534             $  10,248             $   8,202
                                                          ===============================================================

Net income per common share, basic:
   Income from continuing operations                           $    0.66             $    1.97             $    1.78
   Loss on disposition of discontinued operations                     --                    --                 (0.13)
                                                          ---------------------------------------------------------------
Net income per common share, basic                             $    0.66             $    1.97             $    1.65
                                                          ===============================================================

Net income per common share, diluted:
   Income from continuing operations                           $    0.65             $    1.94             $    1.78
   Loss on disposition of discontinued operations                     --                    --                 (0.13)
                                                          ---------------------------------------------------------------
Net income per common share, diluted                           $    0.65             $    1.94             $    1.65
                                                          ===============================================================

Weighted average number of shares outstanding, basic               5,370                 5,206                 4,960

Weighted average number of shares outstanding, diluted             5,447                 5,294                 4,960

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 14 Unaudited Quarterly Results

      Unaudited quarterly financial information for the years ended December 31, 2005 and 2004 are set forth below (in thousands, except per share data).

                                                           Quarter Ended
                                        ---------------------------------------------------
                                        March 31,   June 30,   September 30,   December 31,
                                           2005       2005         2005            2005*
                                        ---------------------------------------------------
Year Ended December 31, 2005
Net sales                               $  58,612   $ 59,008     $ 50,562       $  51,932
Gross profit                                8,138      7,473        3,940           3,870
Income (loss) from operations               3,767      2,950          298          (2,704)
Net income (loss)                           2,190      1,894        1,546          (2,087)
Net income (loss) per share, basic           0.41       0.35         0.29           (0.39)
Net income (loss) per share, diluted         0.40       0.35         0.28           (0.39)

                                                           Quarter Ended
                                        ---------------------------------------------------
                                        March 31,   June 30,   September 30,   December 31,
                                           2004       2004         2004            2004
                                        ---------------------------------------------------
Year Ended December 31, 2004
Net sales                               $  69,231   $ 65,858     $ 56,172       $  56,622
Gross profit                               11,203     10,524        8,473           6,546
Income from operations                      5,932      5,605        2,460           1,462
Net income                                  3,123      3,843        1,922           1,360
Net income per share, basic                  0.62       0.73         0.37            0.26
Net income per share, diluted                0.60       0.72         0.36            0.26

* - See Note 1 - "2005 Change of Control" for impact of the Zapata sale and WL Ross Recovery Funds purchase for quarter ended December 31, 2005.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

         Schedule II - Valuation and Qualifying Accounts (in thousands)

                                                                     Additions
                                                                     Charged to
                                                        Beginning    Costs and    Deductions/    Ending
                                                         Balance      Expenses     Write-Offs    Balance
                                                        -------------------------------------------------
For the period from March 30, 2003 to
   December 31, 2003:
   Allowance for doubtful accounts                      $     416   $   622        $   (593)    $    445
   Valuation reserves on inventory                          1,076       600(a)           --        1,676
   Valuation allowance for deferred tax assets              2,315        92          (1,062)       1,345
                                                        -------------------------------------------------
                                                        $   3,807   $ 1,314        $ (1,655)    $  3,466
                                                        =================================================

For the year ended December 31, 2004:
   Allowance for doubtful accounts                      $     445   $   469        $    (22)    $    892
   Valuation reserves on inventory                          1,676      (175)(a)          --        1,501
   Valuation allowance for deferred tax assets              1,345       645            (550)       1,440
                                                        -------------------------------------------------
                                                        $   3,466   $   939        $   (572)    $  3,833
                                                        =================================================

For the year ended December 31, 2005:
   Allowance for doubtful accounts                      $     892   $   526        $   (730)    $    688
   Valuation reserves on inventory                          1,501       881(a)           --        2,382
   Valuation allowance for deferred tax assets              1,440       262          (1,013)         689
                                                        -------------------------------------------------
                                                        $   3,833   $ 1,573        $ (1,647)    $  3,759
                                                        =================================================

(a) - Represents net change of inventory allowances