Form 10-Q
period 2006-03-31
SAFETY COMPONENTS INTERNATIONAL INC
filed 2006-07-05
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of July 3, 2006 was 5,405,147.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION

      ITEM 1.       FINANCIAL STATEMENTS                                    PAGE
                                                                            ----

               Unaudited Consolidated Balance Sheets as of March 31, 2006
               and December 31, 2005                                          3

               Unaudited Consolidated Statements of Operations for the
               quarters ended March 31, 2006 and March 31, 2005               4

               Unaudited Consolidated Statements of Cash Flows for the
               quarters ended March 31, 2006 and March 31, 2005               5

               Notes to Unaudited Consolidated Financial Statements           6

      ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS            14

      ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                        21

      ITEM 4.       CONTROLS AND PROCEDURES                                  22

PART II     OTHER INFORMATION                                                22

      ITEM 1.       LEGAL PROCEEDINGS                                        22

      ITEM 5.       OTHER INFORMATION                                        23

      ITEM 6.       EXHIBITS                                                 23

SIGNATURES                                                                   24

Private Securities Litigation Reform Act of 1995

      The discussion in this report contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those described under Item 1A entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                                 March 31, 2006  December 31, 2005
                                                                                                 --------------  -----------------
                                                                                                   (unaudited)          (1)
ASSETS

Current assets:
  Cash and cash equivalents ...................................................................    $    5,648       $    4,087
  Accounts receivable, net ....................................................................        42,342           35,887
  Inventories .................................................................................        26,618           25,557
  Deferred income taxes .......................................................................         1,778            1,879
  Assets held in deferred compensation plan ...................................................         2,519            2,911
  Prepaid and other ...........................................................................         1,403            2,282
                                                                                                   ----------       ----------
       Total current assets ...................................................................        80,308           72,603

Property, plant and equipment, net ............................................................        43,919           43,828
Identifiable intangible assets, net ...........................................................           794              817
Investment in unconsolidated affiliate ........................................................           228              237
Other assets ..................................................................................           602              869
                                                                                                   ----------       ----------
       Total assets ...........................................................................    $  125,851       $  118,354
                                                                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................................................    $   16,873       $   15,195
  Accrued salaries and benefits ...............................................................         3,856            2,981
  Deferred compensation .......................................................................         2,088            2,475
  Accrued and other current liabilities .......................................................         4,822            4,766
  Income taxes payable ........................................................................         1,366            1,361
  Current portion of long-term debt ...........................................................         8,132            5,675
                                                                                                   ----------       ----------
       Total current liabilities ..............................................................        37,137           32,453

Long-term debt, net of current maturities .....................................................         1,068              810
Deferred income taxes .........................................................................         3,381            3,696
Other long-term liabilities ...................................................................           311              319
                                                                                                   ----------       ----------
       Total liabilities ......................................................................        41,897           37,278
                                                                                                   ----------       ----------

Commitments and contingencies

Minority interest .............................................................................           338              407

Stockholders' equity:
  Preferred stock: 5,000,000 shares authorized and unissued ...................................            --               --
  Common stock:  $.01 par value per share - 20,000,000 shares authorized; 5,405,147 and
      5,385,147 shares outstanding at March 31, 2006 and December 31, 2005, respectively ......            54               54
  Additional paid-in-capital ..................................................................        56,741           56,545
  Treasury stock:  40,322 shares at cost ......................................................          (411)            (411)
  Retained earnings ...........................................................................        18,080           16,447
  Accumulated other comprehensive income ......................................................         9,152            8,034
                                                                                                   ----------       ----------
       Total stockholders' equity .............................................................        83,616           80,669
                                                                                                   ----------       ----------
       Total liabilities and stockholders' equity .............................................    $  125,851       $  118,354
                                                                                                   ==========       ==========

(1) Derived from the audited consolidated balance sheet as of December 31, 2005.

            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL , INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                                                Quarter Ended    Quarter Ended
                                                                                March 31, 2006   March 31, 2005
                                                                                --------------   --------------
Net sales ...................................................................     $   56,760       $   58,612
Cost of sales, excluding depreciation .......................................         48,644           48,024
Depreciation ................................................................          2,071            2,450
                                                                                  ----------       ----------
       Gross profit .........................................................          6,045            8,138

Selling, general and administrative expenses ................................          3,906            4,371
                                                                                  ----------       ----------
       Income from operations ...............................................          2,139            3,767

Other (income) expense, net .................................................           (189)             439
Interest expense ............................................................            179              175
                                                                                  ----------       ----------
       Income before income taxes, minority interest and
         loss from unconsolidated affiliate .................................          2,149            3,153

Provision for income taxes ..................................................            637            1,088
Minority interest in loss of consolidated subsidiaries ......................           (130)            (125)
Equity in loss from unconsolidated affiliate ................................              9               --
                                                                                  ----------       ----------
Net income ..................................................................     $    1,633       $    2,190
                                                                                  ==========       ==========

Net income per common share, basic ..........................................     $     0.30       $     0.41
                                                                                  ==========       ==========

Net income per common share, diluted ........................................     $     0.30       $     0.40
                                                                                  ==========       ==========

Weighted average number of shares outstanding, basic ........................          5,402            5,329
                                                                                  ==========       ==========

Weighted average number of shares outstanding, diluted ......................          5,430            5,425
                                                                                  ==========       ==========

            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (in thousands)

                                                                                                   Quarter Ended    Quarter Ended
                                                                                                   March 31, 2006   March 31, 2005
                                                                                                   --------------   --------------
Cash Flows From Operating Activities:
  Net income ....................................................................................    $    1,633       $    2,190
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization .............................................................         2,108            2,490
      Provision for bad debts ...................................................................            26              137
      Gain on disposition of assets .............................................................           (25)              --
      Minority interest .........................................................................          (130)            (125)
      Deferred taxes ............................................................................          (365)            (154)
      Tax benefit from exercise of stock options ................................................            --              187
      Investment in unconsolidated affiliate ....................................................             9               --
      Changes in operating assets and liabilities:
        Accounts receivable .....................................................................        (6,218)            (639)
        Inventories .............................................................................          (896)           2,287
        Assets held in deferred compensation plan ...............................................           392               --
        Prepaid and other current assets ........................................................           881             (124)
        Other non-current assets ................................................................            40               33
        Accounts payable ........................................................................         1,547           (2,819)
        Income taxes payable ....................................................................             4             (706)
        Deferred compensation ...................................................................          (387)             252
        Accrued and other liabilities ...........................................................         1,220             (228)
                                                                                                     ---------------------------
        Net cash (used in) provided by operating activities .....................................          (161)           2,781
                                                                                                     ---------------------------

Cash Flows From Investing Activities:
      Purchases of property, plant and equipment ................................................        (1,192)            (638)
                                                                                                     ---------------------------
        Net cash used in investing activities ...................................................        (1,192)            (638)
                                                                                                     ---------------------------

Cash Flows From Financing Activities:
      Repayment of Wachovia term note ...........................................................          (134)            (134)
      Net borrowings on Wachovia revolving credit facility ......................................         2,475            3,350
      Repayments of other debt and long term obligations ........................................          (521)            (879)
      Proceeds from loan from minority interest partner .........................................           840               --
      Proceeds from issuance of common stock ....................................................           134              650
      Tax benefit from exercise of stock options ................................................            62               --
                                                                                                     -----------      ----------
        Net cash provided by financing activities ...............................................         2,856            2,987
                                                                                                     -----------      ---------
Effect of exchange rate changes on cash and cash equivalents ....................................            58           (1,007)
                                                                                                     -----------      ---------
Change in cash and cash equivalents .............................................................         1,561            4,123
Cash and cash equivalents, beginning of period ..................................................         4,087            4,184
                                                                                                     -----------      ----------
Cash and cash equivalents, end of period ........................................................    $    5,648       $    8,307
                                                                                                     ===========      ==========

            See notes to unaudited consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 1 Basis of Presentation

      The unaudited consolidated financial statements included herein have been prepared by Safety Components International, Inc. and its subsidiaries ("Safety Components" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or stockholders' equity. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

The Company

      Beginning in 2006, the Company reports in two segments. Certain amounts in prior periods have been restated to present this two-segment approach consistent with the guidance offered by Statement of Financial Accounting Standard ("SFAS") No. 131. Prior to 2006, the Company reported as a single segment. See Note 9 for more information regarding the Company's segment reporting. Also see the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for additional information on the Company's business.

Share-Based Compensation

      The Company adopted SFAS No. 123(R), "Share-Based Payment" effective January 1, 2006 using the modified prospective method. SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) eliminates the exception to account for such awards using the intrinsic value method previously allowable under Accounting Principles Board Opinion ("APB") No. 25. SFAS No. 123(R) applies to all awards granted after the effective date and shall not be applied to awards granted before the effective date except to the extent such awards are subsequently modified, repurchased or cancelled. There were no unvested awards as of January 1, 2006 and there were no awards granted, modified, repurchased or cancelled subsequent to the Company's adoption of SFAS No. 123(R) on January 1, 2006. Therefore, the adoption of SFAS No.
123(R) had no effect on the Company's financial position and results of operations for the quarter ended March 31, 2006. During the quarter ended March 31, 2006, there were exercises of 20,000 share options which resulted in tax benefits of $62,000, which was recorded in cash flows from financing activities in the Company's consolidated statements of cash flows. The adoption of SFAS No. 123(R) amended SFAS No. 95 which now requires the Company to record tax benefits from exercise of share options as a financing activity. Prior to adoption of SFAS 123(R), the Company appropriately recorded excess tax benefits from exercise of share options as a non-cash adjustment to net income within cash flows from operating activities. Other than the 2001 Stock Option Plan described below, the Company's board of directors has not developed a new, alternative or supplemental share option plan at this time. Should future share option plans be created or awards be granted, the award of share options may have a material effect on the Company's financial position and results of operations.

      On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to shareholder approval. The Stock Option Plan provides for the grant of share options to purchase up to an aggregate of 900,000 shares of the Company's common stock to key officers, employees, directors and consultants of the Company or its affiliates. Unless designated otherwise by the Compensation Committee of the

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Board of Directors, share options granted pursuant to the Stock Option Plan are not intended to be incentive stock options as defined by the U.S. Internal Revenue Code. The Compensation Committee determines the exercise price and the term of share options granted pursuant to the Stock Option Plan at the time of grant. Each award is determined by the Compensation Committee on an individual basis. Share options to purchase a total of 510,100 shares of common stock at a fair market price of $8.75 per share (subject to adjustment in certain circumstances), to vest ratably over a requisite service period of three years from the date of grant on May 18, 2001, were granted by the Compensation
Committee to 22 employee participants and to the outside directors under the Stock Option Plan. Additional share options to purchase 190,000 shares of common stock at a fair market price of $6.71 per share, to vest ratably over a requisite service period of three years from the date of grant on April 1, 2002, were granted by the Compensation Committee to employees and outside directors. All options expire on October 31, 2010. All share options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Prior to adoption on January 1, 2006 of SFAS No. 123(R) noted above, the Company applied the principles of APB No. 25 in accounting for employee share option plans. As all options were fully vested at September 27, 2003 and no further options have been granted subsequent to September 27, 2003, no pro forma fair value compensation cost was created. Therefore a reconciliation of net income to net income as affected by pro forma fair value compensation cost is not disclosed for any periods subsequent to September 27, 2003. It is the Company's policy to issue new shares upon exercise of options under its Stock Option Plan. No shares are issued from the Company's treasury shares upon exercise of such options nor does the Company offer to settle option exercises using cash.

      There were 102,000, 264,900 and 279,900 share options outstanding and exercisable as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Of the 102,000 options outstanding at March 31, 2006, 75,000 have an exercise price of $8.75 with an aggregate intrinsic value of $413,000 and 27,000 have an exercise price of $6.71 with an aggregate intrinsic value of $204,000. All share options outstanding at March 31, 2006 are fully vested and are currently exercisable and have a weighted average remaining contractual life of 4.59 years. During the quarter ended March 31, 2006, there were 20,000 options exercised with an aggregate intrinsic value of $165,800, 142,900 options forfeited and no options expired or granted. For the 20,000 options exercised in the quarter ended March 31, 2006, the Company received proceeds of $134,000 and recorded a related excess tax benefit of $62,000 to cash flows from financing activities. For the quarter ended March 31, 2005, the Company received proceeds of $650,000 and recorded a related tax benefit of $187,000 to cash flows from operating activities for the exercise of 74,300 options.

Deferred Compensation

      The Company uses SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to account for its deferred compensation plan assets and classifies such assets as trading securities. Accordingly, the Company recognizes gains and losses on its deferred compensation assets into other (income) expense in its results of operations for the current period.

Note 2 Inventories

      Inventories reported on the Company's balance sheets were as follows (in thousands):


                                      March 31, 2006     December 31, 2005
                                      ------------------------------------
                                        (unaudited)
          Raw materials                    $  9,022               $  8,357
          Work-in-process                     6,554                  6,523
          Finished goods                     11,042                 10,677
                                           -------------------------------
            Total                          $ 26,618               $ 25,557
                                           ===============================


             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 3 Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern), that is composed of an aggregate $35.0 million revolving credit facility (the "Wachovia Revolver") expiring October 8, 2006, and two term loans. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at March 31, 2006 was $4.7 million. The Wachovia Revolver also includes a $5.0 million letter of credit sub-facility, which was unutilized at March 31, 2006.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.4 million was outstanding as of March 31, 2006 and was included in current portion of long-term debt on the Company's consolidated balance sheets. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Accordingly, the Company has classified the entire amount outstanding under the Wachovia Facilities in current portion of long-term debt on the Company's Consolidated Balance Sheets at March 31, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. The Company also has a second term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $4.5 million was available as of March 31, 2006. At March 31, 2006, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $34.7 million.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA (as defined in the Wachovia Facilities), less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. At March 31, 2006, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit. At March 31, 2006, the interest rate on the Wachovia Revolver and Term A loan was 7.50% per annum.

      Under the Wachovia Revolver and Wachovia Term A loan, the Company is subject to a covenant that requires it to maintain a certain tangible net worth. If the Company has borrowings outstanding under the Wachovia Term B loan, it is subject to additional financial covenants that require the Company: (i) to maintain EBITDA (as defined in the Wachovia Facilities) of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount, (iii) to maintain a ratio of certain indebtedness to EBITDA (as defined in the Wachovia Facilities) not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, the Company would be required to repay the Wachovia Term B loan to the extent of certain excess cash flow.

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 31, 2006, the Company was in compliance with all financial covenants. At March 31, 2006, the Company was also in compliance with all non-financial covenants. (The Company obtained a waiver of non-compliance from Wachovia in 2003 for not dissolving an inactive subsidiary, which waiver remains in effect.) Subsequent to March 31, 2006 and prior to filing this quarterly report on Form 10-Q (which was filed late), the Company obtained a waiver from Wachovia for non-

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

compliance with a covenant requiring timely filing with the SEC of its periodic reports. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

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

Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage loan dated June 4, 1997. This amendment extended the due date of the mortgage loan for five years to expire on March 30, 2007, established an interest rate of 1.7% over EURIBOR (EURIBOR was 2.7% at March 31, 2006), requires monthly payments of interest and principal of approximately $87,000 and is secured by the real estate assets of the Company's subsidiary in the Czech Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this loan. At March 31, 2006, approximately $1.0 million was outstanding under the HVB loan.

      In March 2006, the Company's China joint venture obtained a loan from the Company's minority interest partner. This loan was issued within the terms of the China joint venture agreement which allows the Company and its minority interest partner to continue to fund the development of the China joint venture using a combination of loans and/or capital contributions. At March 31, 2006, $840,000 was outstanding on this loan which bears no interest and is due in quarterly payments ending March 2010.

Note 4 Reconciliation to Diluted Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable upon the exercise of share options. A reconciliation of basic and diluted weighted average shares outstanding is presented below (unaudited and in thousands):

                                                       Quarter ended     Quarter ended
                                                       March 31, 2006    March 31, 2005
                                                       --------------------------------
Weighted average number of common shares used
  in basic earnings per share                                5,402             5,329
Effect of dilutive share options                                28                96
                                                           -------           -------
Weighted average number of common shares and
  potentially dilutive common shares outstanding
  used in diluted earnings per share                         5,430             5,425
                                                           =======           =======

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 5 Comprehensive Income

      The components of comprehensive income are as follows (unaudited) (in thousands):


                                                 Quarter ended    Quarter ended
                                                 March 31, 2006   March 31, 2005
                                                 -------------------------------
Net income                                         $   1,633        $   2,190
Foreign currency
   translation adjustment                              1,118           (2,141)
Unrealized (loss) gain on hedging transactions,
   net of taxes                                           --               59
                                                   --------------------------
Comprehensive income                               $   2,751        $     108
                                                   ==========================


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

      By letter dated November 2, 2004, a division employee, at the time a controller for the Company's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Neither numerous internal investigations conducted by various levels of the Company's management nor the ensuing external investigation conducted by a forensic accounting firm engaged by the Company's Audit Committee following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, the Company terminated the employee on December 15, 2004. By letter dated December 15, 2004, the former employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, the Company was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that the Company violated the Act. On November 3, 2005, the former employee filed a complaint against the Company and its subsidiaries Safety Components Fabric Technologies, Inc., and Automotive Safety Components International, Inc., in U.S. District Court, District of South Carolina (the "Complaint"). On April 3, 2006, the Company settled the Complaint out of court for an amount that is not material to the Company.

      Asbestos materials have existed at the Company's Greenville, South Carolina facility since before the facility was acquired by the Company, and applicable regulations would require the Company to handle and dispose of the asbestos in a special manner if the facility were to undergo certain major renovations or if it were demolished. FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") provides additional guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations." In accordance with FIN 47, the Company has not recognized a liability associated with this obligation because the fair value of such liability cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of the facility. The Company expects to maintain the facility by repairs and maintenance activities that would not involve the removal of any asbestos and has not identified any need for major renovations caused by technology changes, operational changes or other factors. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 7 Derivatives

      Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. The Company has formally documented all relationships between its derivative financial instruments and corresponding transactions, as well as risk management objectives and strategies for undertaking various derivative financial instruments. Derivative financial instruments are not entered into for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 1, 2006 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. At March 31, 2006, the Company had outstanding forward exchange contracts that mature between April 2006 and December 2006 to purchase Mexican pesos with an aggregate notional amount of approximately $7.1 million. The fair values of these contracts at March 31, 2006 totaled approximately ($272,000) which is recorded as a liability on the Company's balance sheet in other current liabilities. Changes in the derivatives' fair values are recorded in the consolidated statements of operations as other (income) expense, net.

      Certain intercompany sales at the Company's Greenville, South Carolina facility are denominated and settled in Euros and its operating expenses are paid in U. S. dollars. To reduce exposure to fluctuations in the Euro and U. S. dollar exchange rates, the Company entered into forward contracts on January 24, 2006 to buy U. S. dollars with Euros for periods and amounts consistent with the related, underlying forecasted sales. At March 31, 2006, the Company had outstanding forward exchange contracts that mature between May 2006 and December 2007 to purchase U. S. dollars with an aggregate notional amount of approximately $14.5 million. The fair values of these contracts at March 31, 2006 totaled approximately $43,000 which is recorded as an asset on the Company's balance sheet in other current assets. Changes in the derivatives' fair values are recorded in the consolidated statements of operations as other (income) expense, net.

Note 8 Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2006, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to forward hedge contracts for foreign currency with a U.S. bank (together, the "Guarantee Facilities"). The Guarantee Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Guarantee Facilities. The guarantees are in effect for the duration of the related Guarantee Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Note 9 Operating Segments

      The Company operates as a U.S.-based global manufacturer of automotive airbag and technical fabrics and automotive airbag cushions with operations principally in North America, Europe and China. Beginning in 2006, the Company reports in two reportable segments: fabric and cushion. The reporting of the Company's operations in two segments is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker. Prior to the Company's first quarter, the Company determined that it operated in one reportable segment based on the aggregation criteria enumerated in SFAS 131. The Company has re-assessed its segment reporting as required by SFAS 131 and the Company determined that it operates in two reportable segments beginning in the first quarter of 2006. As a result of the change in ownership of the Company in December 2005, beginning in the Company's first quarter of 2006 management began examining its results of operations for the fabric and cushion operations separately. In doing so, the Company's chief operating decision maker allocates

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

resources accordingly. Certain amounts in prior periods have been restated to present this two-segment approach consistent with the guidance offered by SFAS
131. A description of the products and services provided by each of the reportable segments follows.

      Fabric - Automotive airbag and industrial fabrics produced in Greenville, South Carolina. A portion of automotive airbag fabric is sold to the Company's airbag cushion facilities in North America and Europe.

      Cushion - Automotive airbag cushions produced in North America, Europe, South Africa and China by cutting and assembling airbag fabric and components. Automotive airbag cushions are sold to major module integrators (Tier I suppliers) who incorporate these cushions into the final airbag assembly used in motor vehicles for the global automotive markets.


                                            Quarter ended      Quarter ended
                                            March 31, 2006     March 31, 2005
                                            ---------------------------------
Sales to external customers:
    Fabric                                     $ 12,254           $ 12,479
    Cushion                                      44,506             46,133
                                               ------------------------------
Total sales                                    $ 56,760           $ 58,612
                                               ==============================

Earnings before taxes:
    Fabric                                     $    749           $    792
    Cushion                                       2,886              4,037
                                               -----------------------------
Segment earnings before taxes                     3,635              4,829
    Corporate expense and other                  (1,486)            (1,676)
                                               -----------------------------
Earnings before income taxes                   $  2,149           $  3,153
                                               =============================

Capital expenditures:
    Fabric                                     $    332           $    164
    Cushion                                         860                439
    Corporate                                        --                 35
                                               -----------------------------
                                               $  1,192           $    638
                                               =============================
Depreciation and amortization:
    Fabric                                     $    475           $    432
    Cushion                                       1,521              1,991
    Corporate                                       112                 67
                                               -----------------------------
                                               $  2,108           $  2,490
                                               =============================
Inter-segment sales:
    Fabric                                     $  2,913           $  4,069



The Company accounts for inter-segment sales at market prices.

The following table presents certain balance sheet information by reportable segment:


                                           March 31, 2006    December 31, 2005
                                           -----------------------------------
Segment assets:
   Fabric                                     $  34,478          $  32,742
   Cushion                                       83,510             76,226
                                              --------------------------------
Segment assets                                $ 117,988          $ 108,968
   Corporate                                      5,756              7,331
                                              --------------------------------
Identifiable assets                           $ 123,744          $ 116,299
Deferred tax assets                               2,107              2,055
                                              --------------------------------
  Total assets                                $ 125,851          $ 118,354
                                              ================================


Segment assets include property, plant and equipment, intangible assets and certain other specified assets.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

Note 10 Recent Accounting Pronouncements

      On January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The adoption of SFAS No. 151 on January 1, 2006 had no material effect on its financial position and results of operations.

      On January 1, 2006,  the  Company  adopted  SFAS No.  123(R),  Share-Based
Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. The adoption of SFAS No. 123(R) on January 1, 2006 had no material effect on the Company's financial position and results of operations. See Share-Based Compensation in Note 1 to the Company's consolidated financial statements for more disclosure on SFAS No. 123(R) and effects of adoption on the Company's statements of cash flows.

      On January 1, 2006, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The adoption of SFAS No. 153 on January 1, 2006 had no material effect on the Company's financial position and results of operations.

      On January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. The adoption of SFAS No. 154 on January 1, 2006 had no material effect on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

      As the automotive airbag industry has evolved, module integrators have outsourced varying portions of non-proprietary components, such as cushions, to companies such as the Company specializing in the production of individual components. The Company believes that its module integrator customers will continue to outsource a portion of their cushion requirements as they focus on the development of proprietary technologies. The Company also believes that a majority of the module integrators will purchase fabric from airbag fabric producers such as the Company. However, decreased overall demand in the automotive market increases the likelihood of decisions by module integrator customers to curtail outsourcing and begin production of certain programs using their own facilities to better utilize their own in-house capacity.

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

      A number of significant uncertainties are impacting the outlook for the Company's financial results for the second quarter of 2006 and beyond. These include instability in the raw material and commodity markets; continuing distress throughout the supply chain, exacerbated by the unprecedented increases in raw material prices, potential for supply disruptions and supplier and customer bankruptcies; and an uncertain sales and production environment in North America and Europe.

Results of Operations

      Overview. During 2005, the Company's principal yarn materials supplier implemented a price increase of approximately 4% on its raw materials being purchased by the Company's North America airbag fabric weaving facility. The Company's North America and European airbag cushion manufacturing facilities also incurred similar raw material price increases. As a result of these increases, the Company commenced negotiations with its customers in North America and Europe. However, its efforts were only partially successful in either reaching agreements to implement price increases or reducing the impact of future sales price reductions. The Company's profit margins are adversely impacted as a result of this material cost inflation.

      During the first quarter of 2006 the Company continued to develop its airbag cushion joint venture businesses in South Africa and China. Although sales at the China and South Africa joint ventures were relatively low during the first quarter of 2006, it is expected that revenues will continue to grow gradually during 2006 although profitability at these operations will likely not be achieved until production reaches planned capacity in late 2006.

      Segments. The Company has re-assessed its segment reporting as required by SFAS 131 and the Company determined that it operates in two reportable segments beginning in the first quarter of 2006. As a result of the change in ownership of the Company in December 2005, beginning in the Company's first quarter of 2006 management began examining its results of operations for the fabric and cushion operations separately. In doing so, the Company's chief operating decision maker allocates resources accordingly. A description of the products and services provided by each of the reportable segments follows.

      Fabric - Automotive airbag and industrial fabrics produced in Greenville, South Carolina. A portion of automotive airbag fabric is sold to the Company's airbag cushion facilities in North America and Europe.

      Cushion - Automotive airbag cushions produced in North America, Europe, South Africa and China by cutting and assembling airbag fabric and components. Automotive airbag cushions are sold to major module integrators (Tier I suppliers) who incorporate these cushions into the final airbag assembly used in motor vehicles for the global automotive markets.

Consolidated Results of Operations

      The following table summarizes the results of operations for the Company for the quarters ended March 31, 2006 and March 31, 2005:



(In thousands)                                 Quarter ended      Quarter ended
                                               March 31, 2006     March 31, 2005
                                               ---------------------------------
Net sales                                        $  56,760          $  58,612
Cost of sales, including depreciation               50,715             50,474
Selling, general and administrative
   expenses                                          3,906              4,371
Other (income) expense, net                           (189)               439
Interest expense                                       179                175
Provision for income taxes                             637              1,088
Minority interest                                     (130)              (125)
Equity in loss from unconsolidated
   affiliate                                             9                 --
Net income                                           1,633              2,190



Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005.

      NET SALES. Net sales decreased $1.9 million, or 3.2%, to $56.8 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The decrease in sales resulted primarily from the adverse effect of approximately $2.8 million of unfavorable changes in foreign currency exchange rates compared to the quarter ended March 31, 2005. The Company's airbag operation in China had net sales of $1.0 million arising from the gradual ramp-up of new programs awarded during the quarter ended March 31, 2006 as compared to zero for the quarter ended March 31, 2005.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales increased $241,000, or 0.5%, to $50.7 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Cost of sales as a percentage of net sales increased to 89.0% for the quarter ended March 31, 2006 from 86.1% for the quarter ended March 31, 2005. The increase in cost of sales in amount and as a percentage of net sales is a result of the continued production ramp up expenses at the China and South Africa airbag joint ventures and the cost increases for raw materials for the fabric and cushion segments as noted earlier, offset by a decrease in depreciation expense of approximately $371,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $465,000, or 10.6%, to $3.9 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The decrease in selling, general and administrative expenses is attributable primarily to reduced professional services costs primarily in the corporate office of approximately $400,000. Selling, general and administrative expenses as a percentage of net sales decreased to 6.9% for the quarter ended March 31, 2006 from 7.5% for the quarter ended March 31, 2005 as a result of the above.

      OTHER (INCOME) EXPENSE, NET. The Company recognized other income, net of $189,000 for the quarter ended March 31, 2006 compared to other expense, net of $439,000 for the quarter ended March 31, 2005. Other income, net was realized primarily from foreign transaction gains from the revaluation of intercompany balances between the Company's European subsidiaries and the U.S. parent company and partially offset by losses of approximately $229,000 at its corporate office resulting from recording the fair values of the Company's derivative forward contracts. Net foreign transaction gains of approximately $425,000 during the quarter ended March 31, 2006 resulted from positive changes in foreign currency exchange rates of approximately 2.0% from those at December 31, 2005. Net foreign transaction losses during the quarter ended March 31, 2005 resulted primarily from negative changes in foreign currency exchange rates of approximately 3.9% from those at December 31, 2004.

      INTEREST EXPENSE. Interest expense increased $4,000, or 2.3%, to $179,000 for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The average weighted interest rate for all Company debt increased to 6.6% from 5.0% while the average outstanding debt decreased to $7.4 million from $8.1 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. Because a substantial portion of the Company's debt bears interest at variable rates based on the prime rate, the increase in the Company's average weighted interest rate is primarily attributable to increases of 200 basis points in the prime rate over the past 12 months.

      PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended March 31, 2006 was approximately $637,000 compared to approximately $1.1 million for the quarter ended March 31, 2005. The Company's effective tax rate for the quarter ended March 31, 2006 was 29.6% compared to 34.5% for the quarter ended March 31, 2005. The lower effective tax rate for the quarter ended March 31, 2006 is primarily the result of the Company recognizing certain deferred tax assets related to its operations in Germany partially offset by not recognizing a tax benefit for losses incurred at its joint venture operations in China and South Africa.

      MINORITY INTEREST. The China joint venture began producing and selling airbag cushions in October 2005, and the South Africa joint venture began selling airbag cushions in March 2006. Minority interest in loss of consolidated subsidiaries represents the amount of loss attributable to the Company's unaffiliated joint venture partners for the pre-production activities and operating results from the South Africa and China joint ventures.

      EQUITY IN LOSS FROM UNCONSOLIDATED AFFILIATE. The Company recognized equity in loss from unconsolidated affiliate of $9,000 for the quarter ended March 31, 2006 compared to $0 for the quarter ended March 31, 2005. Equity in loss from unconsolidated affiliate was realized from the Company's share in the losses of the unconsolidated affiliate in which the Company acquired its 49% ownership interest in September 2005.

      NET INCOME. The Company's net income was $1.6 million for the quarter ended March 31, 2006 compared to $2.2 million for the quarter ended March 31, 2005. This change in net income resulted from a combination of the items discussed above.

Segment Results of Operations

      The following table reconciles segment sales and earnings before taxes to consolidated sales and earnings before taxes for the quarters ended March 31, 2006 and March 31, 2005:



(In thousands)                                 Quarter ended      Quarter ended
                                               March 31, 2006     March 31, 2005
                                               ---------------------------------
Sales:
Fabric                                           $  12,254          $  12,479
Cushion                                             44,506             46,133
                                                 ----------------------------
                                                 $  56,760          $  58,612
                                                 ============================
Earnings before taxes:
Fabric                                           $     749          $     792
Cushion                                              2,886              4,037
                                                 ----------------------------
   Segment earnings before taxes                     3,635              4,829
Corporate                                           (1,486)            (1,676)
                                                 ----------------------------
Earnings before taxes                            $   2,149          $   3,153
                                                 ============================


Fabric

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005.

      SALES. Sales for the fabric segment decreased $225,000, or 1.8%, to $12.3 million compared to the quarter ended March 31, 2005. The decrease in sales resulted primarily from declining volumes on some of the Company's current fabric and airbag cushion programs for vehicle platforms that are being phased out during 2006.

      EARNINGS BEFORE TAXES. Earnings before taxes for the fabric segment decreased $43,000, or 5.4%, to $749,000 compared to the quarter ended March 31, 2005. The decrease in earnings before taxes resulted primarily from the decrease in sales described above.

Cushion

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005.

      SALES. Sales for the cushion segment decreased approximately $1.6 million, or 3.5%, to $44.5 million compared to the quarter ended March 31, 2005. The decrease in sales resulted primarily from the adverse effect of approximately $2.8 million of unfavorable changes in foreign currency exchange rates compared to the quarter ended March 31, 2005. The Company's airbag operation in China had net sales of $1.0 million arising from the gradual ramp-up of new programs awarded during the quarter ended March 31, 2006 as compared to zero for the quarter ended March 31, 2005.

      EARNINGS BEFORE TAXES. Earnings before taxes for the cushion segment decreased $1.2 million, or 28.5%, to $2.9 million compared to the quarter ended March 31, 2005. The decrease in earnings before taxes resulted primarily from the decrease in sales described above combined with continued production ramp up expenses at the China and South Africa cushion joint ventures and cost increases for raw materials for the cushion segment.

Liquidity and Capital Resources

Cash Flows

      Net cash used in operating activities was approximately $161,000 for the quarter ended March 31, 2006, compared to cash provided by operating activities of $2.8 million in the comparable period in the prior year. The net cash used in operating activities in 2006 resulted principally from an increase in accounts receivable balances due to increased sales in the first quarter of 2006 compared to the fourth quarter of 2005. The cash provided by operating activities in 2005 reflected primarily net income of the Company in the period.

      Net cash used in investing activities was approximately $1.2 million for the quarter ended March 31, 2006, compared to approximately $638,000 for the comparable period in the prior year. Capital expenditures in the current and prior years were necessitated primarily by new programs awarded by customers, as well as some production equipment replacements and upgrades. The Company currently believes it may spend up to $11.3 million for the remainder of 2006 on capital expenditures, for planned capacity upgrades and other production equipment to support expected new contracts with customers. In 2005 the Company's capital expenditures were approximately $7.1 million.

      Net cash provided by financing activities was approximately $2.9 million in the quarter ended March 31, 2006, compared to net cash provided by financing activities of approximately $3.0 million for the comparable period in the prior year. Net cash provided by financing activities for the quarter ended March 31, 2006 resulted primarily from borrowings on the Company's credit facility and proceeds from a loan from its minority interest partner to its China joint venture to fund the joint venture's capital expenditures. Net cash provided by financing activities for the quarter ended March 31, 2005 resulted primarily from borrowings on the Company's credit facility to fund its capital expenditures and proceeds from stock option exercises.

      The activities discussed above resulted in a net increase in cash and cash equivalents of approximately $1.6 million in the quarter ended March 31, 2006.

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

Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern), that is composed of an aggregate $35.0 million revolving credit facility (the "Wachovia Revolver") expiring October 8, 2006, and two term loans. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at March 31, 2006 was $4.7 million. The Wachovia Revolver also includes a $5.0 million letter of credit sub-facility, which was unutilized at March 31, 2006.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.4 million was outstanding as of March 31, 2006 and was included in current portion of long-term debt on the Company's consolidated balance sheets. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Accordingly, the Company has classified the entire amount outstanding under the Wachovia Facilities in current portion of long-term debt on the Company's Consolidated Balance Sheets at March 31, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. The Company also has a second term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $4.5 million was available as of March 31, 2006. At March 31, 2006, the Company's availability for additional borrowings (based on the maximum allowable limit) under the Wachovia Revolver and the Wachovia Term B loan was approximately $34.7 million.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA (as defined in the Wachovia Facilities), less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. At March 31, 2006, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit. At March 31, 2006, the interest rate on the Wachovia Revolver and Term A loan was 7.50% per annum.

      Under the Wachovia Revolver and Wachovia Term A loan, the Company is subject to a covenant that requires it to maintain a certain tangible net worth. If the Company has borrowings outstanding under the Wachovia Term B loan, it is subject to additional financial covenants that require the Company: (i) to maintain EBITDA (as defined in the Wachovia Facilities) of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio of no less than a specified amount, (iii) to maintain a ratio of certain indebtedness to EBITDA (as defined in the Wachovia Facilities) not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, the Company would be required to repay the Wachovia Term B loan to the extent of certain excess cash flow.

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At March 31, 2006, the Company was in compliance with all financial covenants. At March 31, 2006, the Company was also in compliance with all non-financial covenants. (The Company obtained a waiver of non-compliance from Wachovia in 2003 for not dissolving an inactive subsidiary, which waiver remains in effect.) Subsequent to March 31, 2006 and prior to filing this quarterly report on Form 10-Q (which was filed late), the Company obtained a waiver from Wachovia for non-compliance with a covenant requiring timely filing with the SEC of its periodic reports. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

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

      In March 2006, the Company's China joint venture obtained a loan from the Company's minority interest partner. This loan was issued within the terms of the China joint venture agreement which allows the Company and its minority interest partner to continue to fund the development of the China joint venture using a combination of loans and/or capital contributions. At March 31, 2006, $840,000 was outstanding on this loan which bears no interest and is due in quarterly payments ending March 2010.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at March 31, 2006.

                                             Payments due by Period (in thousands)
                                 -------------------------------------------------------------
                                              Less than      1 - 3        3 - 5      More than
Contractual obligations            Total       1 year        years        years       5 years
                                 -------------------------------------------------------------
   Long term debt                $   8,451    $   7,820    $     368    $     263    $      --
   Capital lease obligations         1,149          694          455           --           --
   Operating leases                  2,196        1,085        1,055           56           --

   Purchase obligations*            17,017       11,788        5,229           --           --
                                 -------------------------------------------------------------

           Total                 $  28,813    $  21,387    $   7,107    $     319    $      --
                                 =============================================================

*  Purchase  obligations   represent  future  commitments  to  purchase  forward
derivative contracts. See Note 7 to the Company's consolidated financial statements for more information about the Company's derivative contracts.

      The amounts of contractual obligations set forth above include an assumed annual blended interest rate of 6.3% for long term debt and an assumed range of interest rates of between 4.8% and 6.9% for capital lease obligations.

      Additionally as of March 31, 2006, the Company has remaining commitments for funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $899,000 and, with respect to the China joint venture agreement, the intention, but not an obligation, for funding its share of this China joint venture through possible loan or capital contributions of up to $3.6 million.

Off-Balance Sheet Arrangements

      As of March 31, 2006, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303 (a)(4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this report.

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2006, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to forward hedge contracts for foreign currency with a U.S. bank (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Recent Accounting Pronouncements

      On January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The adoption of SFAS No. 151 on January 1, 2006 had no material effect on its financial position and results of operations.

      On January 1, 2006,  the  Company  adopted  SFAS No.  123(R),  Share-Based
Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. The adoption of SFAS No. 123(R) on January 1, 2006 had no material effect on the Company's financial position and results of operations. See Share-Based Compensation in Note 1 to the Company's consolidated financial statements for more disclosure on SFAS No. 123(R) and effects of adoption on the Company's statements of cash flows.

      On January 1, 2006, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The adoption of SFAS No. 153 on January 1, 2006 had no material effect on the Company's financial position and results of operations.

      On January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. The adoption of SFAS No. 154 on January 1, 2006 had no material effect on its financial position and results of operations.

Critical Accounting Policies

      The foregoing discussion and analysis of the Company's financial condition and results of operations are based on the Company's unaudited Consolidated Financial Statements. A summary of significant accounting policies is disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The Company's critical accounting policies are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

      Other than the reporting of segment information discussed below, there have been no changes in the nature of the Company's critical accounting policies or the application of those policies since December 31, 2005.

      The Company follows the guidance of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag and technical fabrics), uses similar processes in selling the products and sells the products to similar classes of customers. As a result of these similarities and the way the business was managed, the Company had determined that it operates as a single segment for purposes of reporting financial condition and results of operations prior to 2006. In 2006, the Company has determined that it operated in two segments. See Note 9 for segment information disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Wachovia Facilities and certain other credit facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the facilities are variable. An interest rate increase would have a negative impact to the extent the Company borrows against the facilities. The actual impact would be dependent on the actual level of borrowings. As of March 31, 2006, the Company's interest rate, exclusive of credit fees, under the Wachovia Facilities was approximately 7.50%, and the total principal amount outstanding was $6.1 million. Assuming for illustrative purposes only that the amount outstanding under the Wachovia facilities on March 31, 2006 remains constant for the remainder of 2006, an increase in the interest rate of 1% would have a negative impact of approximately $50,000 on annual interest expense for the year ending December 31, 2006. The effect of a 1% increase in the interest rate has increased since December 31, 2005 because borrowings have increased.

      The Company's operations in Mexico, China, South Africa, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks which are recorded in other expense (income), net on the Company's consolidated statements of operations. Based on amounts outstanding at March 31, 2006, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which the Company has operations would result in a reduction or addition of approximately $159,000 in other expense (income), net. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a material adverse effect on the consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. Derivative financial instruments are not entered into for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 1, 2006 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. At March 31, 2006, the Company had outstanding forward exchange contracts that mature between April 2006 and December 2006 to purchase Mexican pesos with an aggregate notional amount of approximately $7.1 million. The fair values of these contracts at March 31, 2006 totaled approximately ($272,000) which is recorded as a liability on the Company's balance sheet in other current liabilities. A hypothetical 1% increase in the dollar-peso forward contract exchange rate at March 31, 2006 would have decreased the fair value of these contracts by approximately $69,000. Changes in the derivatives' fair values are recorded in the consolidated statements of operations as other (income) expense, net.

      Certain intercompany sales at the Company's Greenville, South Carolina facility are denominated and settled in Euros and its operating expenses are paid in U. S. dollars. To reduce exposure to fluctuations in the Euro and U. S. dollar exchange rates, the Company entered into forward contracts on January 24, 2006 to buy U. S. dollars with Euros for periods and amounts consistent with the related, underlying forecasted sales. At March 31, 2006, the Company had outstanding forward exchange contracts that mature between May 2006 and December 2007 to purchase U. S. dollars with an aggregate notional amount of approximately $14.5 million. The fair values of these contracts at March 31, 2006 totaled approximately $43,000 which is recorded as an asset on the Company's balance sheet in other current assets. A hypothetical 1% increase in the dollar-Euro forward contract exchange rate at March 31, 2006 would have decreased the fair value of these contracts by approximately $96,000. Changes in the derivatives' fair values are recorded in the consolidated statements of operations as other (income) expense, net.

ITEM 4. CONTROLS AND PROCEDURES

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, the Company's management, under the supervision and with the participation of its principal executive and principal financial officer then in office, Brian P. Menezes, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Mr. Menezes was terminated by the Company after the evaluation was conducted and did not express any conclusion about the effectiveness of the Company's disclosure controls and procedures prior to his termination. The Company's current principal executive officer, Stephen B. Duerk, and current principal financial officer, William F. Nelli, also participated in the evaluation in their prior capacities. Subsequent to the filing deadline for this Quarterly Report on Form 10-Q, the Company determined that it should report in two segments rather than one beginning in 2006. Based on their participation in the evaluation and the absence of any communication from Mr. Menezes to the contrary, Mr. Duerk and Mr. Nelli believe that, except with respect to the segment determination, the Company's disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date hereof are now effective, including with respect to the segment determination, to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      By letter dated November 2, 2004, a division employee, at the time a controller for the Company's North American Automotive Group, filed a complaint with the U.S. Department of Labor, Occupational Safety & Health Administration ("OSHA"), pursuant to Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002 (the "Act"), alleging that a change in his duties in September 2004 resulted from his allegations of improprieties in the Company's operations in Mexico and California. Neither numerous internal investigations conducted by various levels of the Company's management nor the ensuing external investigation conducted by a forensic accounting firm engaged by the Company's Audit Committee following notification by management of the issues raised substantiated any of the allegations. Due to circumstances unrelated to the investigation or the complaint, the Company terminated the employee on December 15, 2004. By letter dated December 15, 2004, the former employee amended his complaint to allege that his termination was also in retaliation for his allegations. By letter dated February 14, 2005, the Company was notified by OSHA that it had completed its investigation and found that there is no reasonable cause to believe that the Company violated the Act. On November 3, 2005, the former employee filed a complaint against the Company and its subsidiaries Safety Components Fabric Technologies, Inc., and Automotive Safety Components International, Inc., in U.S. District Court, District of South Carolina (the "Complaint"). On April 3, 2006, the Company settled the Complaint out of court for an amount that is not material to the Company.

ITEM 5. OTHER INFORMATION

      On June 9, 2006, the Company received notice from National Association of Securities Dealers (the "NASD") that the Company was delinquent with respect to its obligation under NASD Rule 6530 to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006. The notice stated that pursuant to NASD Rule 6530 unless the delinquency is cured by June 23, 2006, the Company's common stock will not be eligible for quotation on the OTC Bulletin Board and will therefore be removed effective June 27, 2006. The Company appealed this decision to an NASD hearing panel, and the hearing is currently scheduled for July 6, 2006. Correspondence from the hearing panel states that the only question the panel will consider is whether the Company has current, complete periodic reports on file with the SEC at the time of the hearing. The Company therefore believes it has cured its delinquency by filing this Form 10-Q on July 5, 2006 and that the Company's common stock will not be de-listed; however, there can be no assurance to this effect until the hearing panel has issued its decision.

ITEM 6. EXHIBITS

      Exhibit No.   Exhibits
      -----------   --------

      10.12 Board Resolutions creating Special Committee and setting Compensation for Special Committee member Dr. Daniel D. Tessoni

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

                                    SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: July 5, 2006                 By:  /s/ Stephen B. Duerk
                                         -------------------------
                                         Stephen B. Duerk
                                         President & Principal Executive Officer


                                    By:  /s/ William F. Nelli
                                         -------------------------
                                         William F. Nelli
                                         Controller & Principal Financial and
                                         Accounting Officer

                                      Exhibits

10.12 Board Resolutions Creating Special Committee and Setting Compensation for Special Committee member Dr. Daniel D. Tessoni.

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