Form 10-Q
period 2006-06-30
SAFETY COMPONENTS INTERNATIONAL INC
filed 2006-08-01
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                              Yes |_|    No |X|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of July 31, 2006 was 5,507,147.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                                      PAGE
                                                                                            ----
              Unaudited Condensed Consolidated Balance Sheets as of June 30, 2006
              and December 31, 2005                                                           3

              Unaudited Condensed Consolidated Statements of Operations for the
              quarters ended June 30, 2006 and June 30, 2005                                  4

              Unaudited Condensed Consolidated Statements of Operations for the
              six-month periods ended June 30, 2006 and June 30, 2005                         5

              Unaudited Condensed Consolidated Statements of Cash Flows for the
              six-month periods ended June 30, 2006 and June 30, 2005                         6

              Notes to Unaudited Condensed Consolidated Financial Statements                  7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              16

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                          26

         ITEM 4.  CONTROLS AND PROCEDURES                                                    26

PART II OTHER INFORMATION                                                                    27

         ITEM 1.   LEGAL PROCEEDINGS                                                         27

         ITEM 5.   OTHER INFORMATION                                                         27

         ITEM 6.   EXHIBITS                                                                  28

SIGNATURES                                                                                   29

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

ITEM 1.  FINANCIAL STATEMENTS

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                                June 30, 2006     December 31, 2005
                                                                                                -------------     -----------------
                                                                                                 (unaudited)              (1)
ASSETS

Current assets:
     Cash and cash equivalents ...........................................................      $       4,057       $       4,087
     Accounts receivable, net ............................................................             40,066              35,887
     Inventories .........................................................................             25,229              25,557
     Deferred income taxes ...............................................................              1,683               1,879
     Assets held in deferred compensation plan ...........................................              2,534               2,911
     Prepaid and other ...................................................................              3,413               2,282
                                                                                                -------------       -------------
          Total current assets ...........................................................             76,982              72,603

Property, plant and equipment, net .......................................................             43,433              43,828
Identifiable intangible assets, net ......................................................                786                 817
Investment in unconsolidated affiliate ...................................................                217                 237
Other assets .............................................................................                269                 869
                                                                                                -------------       -------------
          Total assets ...................................................................      $     121,687       $     118,354
                                                                                                =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................................................      $      16,112       $      15,195
     Accrued salaries and benefits .......................................................              4,107               2,981
     Deferred compensation ...............................................................              2,100               2,475
     Accrued and other current liabilities ...............................................              5,350               4,766
     Income taxes payable ................................................................              1,227               1,361
     Current portion of long-term debt ...................................................              2,749               5,675
                                                                                                -------------       -------------
          Total current liabilities ......................................................             31,645              32,453

Long-term debt, net of current maturities ................................................                911                 810
Deferred income taxes ....................................................................              3,404               3,696
Other long-term liabilities ..............................................................                470                 319
                                                                                                -------------       -------------
          Total liabilities ..............................................................             36,430              37,278
                                                                                                -------------       -------------

Commitments and contingencies

Minority interest ........................................................................                551                 407

Stockholders' equity:
     Preferred stock: 5,000,000 shares authorized and unissued ...........................                 --                  --
     Common stock:  $.01 par value per share - 20,000,000 shares authorized; 5,405,147 and
         5,385,147 shares outstanding at June 30, 2006 and December 31, 2005, respectively                 54                  54
     Additional paid-in-capital ..........................................................             56,741              56,545
     Treasury stock:  40,322 shares at cost ..............................................               (411)               (411)
     Retained earnings ...................................................................             18,167              16,447
     Accumulated other comprehensive income ..............................................             10,155               8,034
                                                                                                -------------       -------------
          Total stockholders' equity .....................................................             84,706              80,669
                                                                                                -------------       -------------
          Total liabilities and stockholders' equity .....................................      $     121,687       $     118,354
                                                                                                =============       =============

(1) Derived from the audited consolidated balance sheet as of December 31, 2005.

      See notes to unaudited condensed consolidated financial statements.

            SAFETY COMPONENTS INTERNATIONAL , INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                        Quarter Ended       Quarter Ended
                                                                                        June 30, 2006       June 30, 2005
                                                                                        -------------       -------------
Net sales ........................................................................       $     57,046        $     59,008
Cost of sales, excluding depreciation ............................................             50,378              49,222
Depreciation .....................................................................              2,062               2,313
                                                                                         ------------        ------------
         Gross profit ............................................................              4,606               7,473

Selling, general and administrative expenses .....................................              4,908               4,523
                                                                                         ------------        ------------
         (Loss) income from operations ...........................................               (302)              2,950

Other (income) expense ...........................................................                (85)                 37
Interest expense .................................................................                161                 158
                                                                                         ------------        ------------
         (Loss) income before income taxes, minority interest and
             loss from unconsolidated affiliate ..................................               (378)              2,755

(Benefit from) provision for income taxes ........................................               (412)                945
Minority interest in loss of consolidated subsidiaries ...........................                (64)                (84)
Equity in loss from unconsolidated affiliate .....................................                 11                  --
                                                                                         ------------        ------------
Net income .......................................................................       $         87        $      1,894
                                                                                         ============        ============

Net income per common share, basic ...............................................       $       0.02        $       0.35
                                                                                         ============        ============

Net income per common share, diluted .............................................       $       0.02        $       0.35
                                                                                         ============        ============

Weighted average number of shares outstanding, basic .............................              5,405               5,380
                                                                                         ============        ============

Weighted average number of shares outstanding, diluted ...........................              5,432               5,457
                                                                                         ============        ============


      See notes to unaudited condensed consolidated financial statements.

            SAFETY COMPONENTS INTERNATIONAL , INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                              Six Months Ended      Six Months Ended
                                                                                                June 30, 2006        June 30, 2005
                                                                                              ----------------      ----------------
Net sales ..............................................................................        $     113,806         $     117,620
Cost of sales, excluding depreciation ..................................................               99,022                97,246
Depreciation ...........................................................................                4,133                 4,763
                                                                                                -------------         -------------
         Gross profit ..................................................................               10,651                15,611

Selling, general and administrative expenses ...........................................                8,814                 8,894
                                                                                                -------------         -------------
         Income from operations ........................................................                1,837                 6,717

Other (income) expense .................................................................                 (274)                  476
Interest expense .......................................................................                  340                   333
                                                                                                -------------         -------------
         Income before income taxes, minority interest and
             loss from unconsolidated affiliate ........................................                1,771                 5,908

Provision for income taxes .............................................................                  225                 2,033
Minority interest in loss of consolidated subsidiaries .................................                 (194)                 (209)
Equity in loss from unconsolidated affiliate ...........................................                   20                    --
                                                                                                -------------         -------------
Net income .............................................................................        $       1,720         $       4,084
                                                                                                =============         =============

Net income per common share, basic .....................................................        $        0.32         $        0.76
                                                                                                =============         =============

Net income per common share, diluted ...................................................        $        0.32         $        0.75
                                                                                                =============         =============

Weighted average number of shares outstanding, basic ...................................                5,403                 5,355
                                                                                                =============         =============

Weighted average number of shares outstanding, diluted .................................                5,431                 5,437
                                                                                                =============         =============

      See notes to unaudited condensed consolidated financial statements.

             SAFETY COMPONENTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                              Six Months Ended     Six Months Ended
                                                                                                June 30, 2006       June 30, 2005
                                                                                              ----------------     ----------------
Cash Flows From Operating Activities:
    Net income ...........................................................................      $       1,720       $       4,084
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ....................................................              4,209               4,842
        Provision for bad debts ..........................................................                 89                 138
        Loss on disposition of assets ....................................................                 10                  44
        Minority interest ................................................................               (194)               (209)
        Deferred taxes ...................................................................                (69)                581
        Tax benefit from exercise of stock options .......................................                 --                 187
        Investment in unconsolidated affiliate ...........................................                 20                  --
        Changes in operating assets and liabilities:
            Accounts receivable ..........................................................             (3,089)             (1,299)
            Inventories ..................................................................                870               1,277
            Assets held in deferred compensation plan ....................................                377               2,183
            Prepaid and other current assets .............................................             (1,126)               (460)
            Other non-current assets .....................................................                 80                 107
            Accounts payable .............................................................                460                (483)
            Income taxes payable .........................................................               (160)             (2,493)
            Deferred compensation ........................................................               (375)             (1,877)
            Accrued and other liabilities ................................................              1,492                 839
                                                                                                ---------------------------------
          Net cash provided by operating activities ......................................              4,314               7,461
                                                                                                ---------------------------------

Cash Flows From Investing Activities:
        Purchases of property, plant and equipment .......................................             (1,932)             (4,076)
                                                                                                ---------------------------------
          Net cash used in investing activities ..........................................             (1,932)             (4,076)
                                                                                                ---------------------------------

Cash Flows From Financing Activities:
        Repayment of Wachovia term note ..................................................               (267)               (267)
        Net repayments of Wachovia revolving credit facility .............................             (2,240)               (106)
        Repayments of other debt and long term obligations ...............................             (1,032)             (1,689)
        Proceeds from loan from minority interest partner ................................                840                  --
        Proceeds from issuance of common stock ...........................................                134                 699
        Tax benefit from exercise of stock options .......................................                 62                  --
                                                                                                -------------       -------------
          Net cash used in financing activities ..........................................             (2,503)             (1,363)
                                                                                                -------------       -------------
Effect of exchange rate changes on cash and cash equivalents .............................                 91              (2,425)
                                                                                                -------------       -------------
Change in cash and cash equivalents ......................................................                (30)               (403)
Cash and cash equivalents, beginning of period ...........................................              4,087               4,184
                                                                                                -------------       -------------
Cash and cash equivalents, end of period .................................................      $       4,057       $       3,781
                                                                                                =============       =============

See notes to unaudited condensed consolidated financial statements.

Note 1 Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by Safety Components International, Inc. and its subsidiaries ("Safety Components" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or stockholders' equity. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

The Company

      Beginning in 2006, the Company reports in two segments. Certain amounts in prior periods have been restated to reflect two reporting segments consistent with the guidance offered by Statement of Financial Accounting Standard ("SFAS") No. 131. Prior to 2006, the Company reported as a single segment. See Note 9 for more information regarding the Company's segment reporting. Also see the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for additional information on the Company's business.

Share-Based Compensation

      The Company adopted SFAS No. 123(R), "Share-Based Payment" effective January 1, 2006 using the modified prospective method. SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) eliminates the exception to account for such awards using the intrinsic value method previously allowable under Accounting Principles Board Opinion ("APB") No. 25. SFAS No. 123(R) applies to all awards granted after the effective date and shall not be applied to awards granted before the effective date except to the extent such awards are subsequently modified, repurchased or cancelled. There were no unvested awards as of January 1, 2006 and there were no awards granted, modified, repurchased or cancelled subsequent to the Company's adoption of SFAS No. 123(R) on January 1, 2006. Therefore, the adoption of SFAS No.
123(R) had no effect on the Company's financial position and results of operations for the three and six months ended June 30, 2006. During the six months ended June 30, 2006, there were exercises of 20,000 share options which resulted in tax benefits of $62,000, which was recorded in cash flows from financing activities in the Company's condensed consolidated statements of cash flows. The adoption of SFAS No. 123(R) amended SFAS No. 95 which now requires the Company to record tax benefits from exercise of share options as a financing activity. Prior to adoption of SFAS 123(R), the Company appropriately recorded excess tax benefits from exercise of share options as a non-cash adjustment to net income within cash flows from operating activities. Other than the 2001 Stock Option Plan described below, the Company's board of directors has not developed a new, alternative or supplemental share option plan at this time. Should future share option plans be created or awards be granted, the award of share options may have a material effect on the Company's financial position and results of operations.

      On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to shareholder approval. The Stock Option Plan provides for the grant of share options to purchase up to an aggregate of 900,000 shares of the Company's common stock to key officers, employees, directors and consultants of the Company or its affiliates. Unless designated otherwise by the Compensation Committee of the Board of Directors, share options granted pursuant to the Stock Option Plan are not intended to be incentive stock options as defined by the U.S. Internal Revenue Code. The Compensation Committee determines the exercise price and the term of share options granted pursuant to the Stock Option Plan at the time of grant. Each award is determined by the Compensation Committee on an individual basis. Share options to purchase a total of 510,100 shares of common stock at a fair market price of $8.75 per share (subject to adjustment in certain circumstances), to vest ratably over a requisite service period of three years from the date of grant on May 18, 2001, were granted by the Compensation Committee to 22 employee participants and to the outside directors under the Stock Option Plan. Additional share options to purchase 190,000 shares of common stock at a fair market price of $6.71 per share, to vest ratably over a requisite service period of three years from the date of grant on April 1, 2002, were granted by the Compensation Committee to employees and outside directors. All options expire on October 31, 2010. All share options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Prior to adoption on January 1, 2006 of SFAS No. 123(R) noted above, the Company applied the principles of APB No. 25 in accounting for employee share option plans. As all options were fully vested at September 27, 2003 and no further options have been granted subsequent to September 27, 2003, no pro forma fair value compensation cost was created. Therefore a reconciliation of net income to net income as affected by pro forma fair value compensation cost is not disclosed for any periods subsequent to September 27, 2003. It is the Company's policy to issue new shares upon exercise of options under its Stock Option Plan. No shares are issued from the Company's treasury shares upon exercise of such options nor does the Company offer to settle option exercises using cash.

      There were 102,000, 264,900 and 264,900 share options outstanding and exercisable as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Of the 102,000 options outstanding at June 30, 2006, 75,000 have an exercise price of $8.75 with an aggregate intrinsic value of $376,000 and 27,000 have an exercise price of $6.71 with an aggregate intrinsic value of $190,000. All share options outstanding at June 30, 2006 are fully vested and are currently exercisable and have a weighted average remaining contractual life of 4.34 years. During the six months ended June 30, 2006, there were 20,000 options exercised with an aggregate intrinsic value of $165,800, 142,900 options forfeited and no options expired or granted. For the 20,000 options exercised in the six months ended June 30, 2006, the Company received proceeds of $134,000 and recorded a related excess tax benefit of $62,000 to cash flows from financing activities. For the six months ended June 30, 2005, the Company received proceeds of $699,000 and recorded a related tax benefit of $369,000 to cash flows from operating activities for the exercise of 89,300 options.

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

Note 2  Inventories

      Inventories reported on the Company's condensed consolidated balance sheets were as follows (unaudited and in thousands):

                                    June 30, 2006   December 31, 2005
                                     --------------------------------
            Raw materials              $ 9,455           $ 8,357
            Work-in-process              5,275             6,523
            Finished goods              10,499            10,677
                                       -------------------------
              Total                    $25,229           $25,557
                                       =========================

Note 3 Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern), that is composed of an aggregate $35.0 million revolving credit facility (the "Wachovia Revolver") expiring October 8, 2006, and two term loans. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at June 30, 2006 was approximately $10,000. The Wachovia Revolver also includes a $5.0 million letter of credit sub-facility, which was unutilized at June 30, 2006.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.2 million was outstanding as of June 30, 2006 and was included in current portion of long-term debt on the Company's condensed consolidated balance sheets. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Accordingly, the Company has classified the entire amount outstanding under the Wachovia Facilities in current portion of long-term debt on the Company's condensed consolidated balance sheets at June 30, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. The Company also has a second term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $4.5 million was available as of June 30, 2006. At June 30, 2006, the Company's availability for additional borrowings was approximately $27.6 million based on borrowing base constraints and was approximately $39.5 million based on the maximum allowable limit under the Wachovia Revolver and the Wachovia Term B loan.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA (as defined in the Wachovia Facilities), less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. At June 30, 2006, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit. At June 30, 2006, the interest rate on the Wachovia Revolver and Term A loan was 8.00% per annum.

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

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At June 30, 2006, the Company was in compliance with all financial and non-financial covenants. (The Company obtained a waiver of non-compliance from Wachovia in 2003 for not dissolving an inactive subsidiary, which waiver remains in effect.) Subsequent to March 31, 2006 and prior to filing its quarterly report on Form 10-Q for the quarter ended March 31, 2006 (which was filed late), the Company obtained a waiver from Wachovia for non-compliance with a covenant requiring timely filing with the SEC of its periodic reports. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

      The Company intends to renegotiate or replace the Wachovia Facilities prior to their expiration and maturation in October 2006. Although no assurances can be provided that Wachovia will renew these facilities or that the terms of the renewal will be acceptable, the Company's management currently believes that it will be able to renegotiate and/or replace these facilities prior to their expiration and maturity with amended or new facilities on comparable terms. The inability to secure such financing could adversely affect the Company's ability to procure inventory and fund other working capital needs and could have a material adverse effect on the Company's financial position and results of operations.

Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage loan dated June 4, 1997. This amendment extended the due date of the mortgage loan for five years to expire on March 30, 2007, established an interest rate of 1.7% over EURIBOR (EURIBOR was 2.8% at June 30, 2006), requires monthly payments of interest and principal of approximately $93,000 and is secured by the real estate assets of the Company's subsidiary in the Czech
Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this loan. At June 30, 2006, approximately $810,000 was outstanding under the HVB loan.

      In March 2006, the Company's China joint venture obtained a loan from the Company's minority interest partner and received proceeds of $840,000. This loan was issued within the terms of the China joint venture agreement which allows the Company and its minority interest partner to continue to fund the development of the China joint venture using a combination of loans and/or capital contributions. Because the terms of the loan agreement do not specify interest, the Company has discounted the loan using an annual interest rate of 10% resulting in discounted interest of $274,000. At June 30, 2006, approximately $580,000 was outstanding on this loan which is due in March 2010.

Note 4 Reconciliation to Diluted Earnings Per Share

      Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable upon the exercise of share options. A reconciliation of basic and diluted weighted average shares outstanding is presented below (unaudited and in thousands):

                                                    Quarter ended   Quarter ended   Six months ended   Six months ended
                                                    June 30, 2006   June 30, 2005    June 30, 2006       June 30, 2005
                                                    -------------------------------------------------------------------
Weighted average number of common shares used
   in basic earnings per share                            5,405         5,380             5,403              5,355
Effect of dilutive share  options                            27            77                28                 82
                                                          -----         -----             -----              -----
Weighted average number of common shares and
   potentially dilutive common shares outstanding
   used in diluted earnings per share                     5,432         5,457             5,431              5,437
                                                          =====         =====             =====              =====

Note 5 Comprehensive Income

      The components of comprehensive income (loss) are as follows (unaudited) (in thousands):

                                        Quarter ended      Quarter ended     Six months ended   Six months ended
                                        June 30, 2006      June 30, 2005      June 30, 2006      June 30, 2005
                                        ------------------------------------------------------------------------
Net income                                $      87          $   1,894           $   1,720          $   4,084
Foreign currency
   translation adjustment                     1,003             (2,742)              2,121             (4,883)
Unrealized gain on hedging
   transactions, net of taxes                    --                122                  --                181
                                          -------------------------------------------------------------------
Comprehensive income (loss)               $   1,090          $    (726)          $   3,841          $    (618)
                                          ===================================================================

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

      The Company is involved in a dispute with a former senior employee regarding certain severence payments allegedly owed by the Company to the former employee. The Company has recorded the severance obligation per the former employee's agreement and has commenced paying the former employee the monthly severence payments to which the Company believes the former employee is entitled; however, the former employee is seeking additional amounts and has filed a claim seeking various remedies, including treble damages (plus costs and reasonable attorneys fees) for nonpayment of those amounts under South Carolina's Payment of Wages statute. (His total maximum treble damages in that event would be $342,000.) The former employee is also seeking a declaratory judgment that if any change of control (as defined in his employment agreement) occurs within a certain time period after his termination, he will be entitled to a change-of-control bonus of $393,000. The Company does not currently believe that the former employee is entitled to the amounts beyond those being paid by it currently, and intends to vigorously defend against the allegations.

      As of June 30, 2006, the Company has remaining commitments for funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $887,000 and, with respect to the China joint venture agreement, the intention, but not an obligation, for funding its share of this China joint venture through possible loan or capital contributions of up to $3.6 million.

Note 7 Derivatives

      Safety Components monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. The Company has formally documented all relationships between its derivative financial instruments and corresponding transactions, as well as risk management objectives and strategies for undertaking various derivative financial instruments. Derivative financial instruments are not entered into for trading or speculative purposes. The Company is currently not accounting for these derivative financial instruments using the cash flow hedge accounting provisions of SFAS No. 133, as amended; therefore, the changes in fair values of these derivative financial instruments are included in the condensed consolidated statements of operations.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 1, 2006 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. At June 30, 2006, the Company had outstanding forward exchange contracts that mature between July 2006 and December 2006 to purchase Mexican pesos with an aggregate notional amount of approximately $4.7 million. The fair values of these contracts at June 30, 2006 totaled approximately ($310,000) which is recorded as a liability on the Company's balance sheet in accrued and other current liabilities. Changes in the derivatives' fair values are recorded in the condensed consolidated statements of operations as other (income) expense.

      Certain intercompany sales at the Company's Greenville, South Carolina facility are denominated and settled in Euros and its operating expenses are paid in U. S. dollars. To reduce exposure to fluctuations in the Euro and U. S. dollar exchange rates, the Company entered into forward contracts on January 24, 2006 to buy U. S. dollars with Euros for periods and amounts consistent with the related, underlying forecasted sales. At March 31, 2006, the Company had outstanding forward exchange contracts that mature between July 2006 and December 2007 to purchase U. S. dollars with an aggregate notional amount of approximately $14.5 million. The fair values of these contracts at June 30, 2006 totaled approximately ($425,000) of which ($258,000) is recorded as a liability on the Company's balance sheet in accrued and other current liabilities and ($167,000) is recorded as a liability on the Company's balance sheet in other long-term liabilities. Changes in the derivatives' fair values are recorded in the condensed consolidated statements of operations as other (income) expense.

Note 8 Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2006, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to derivative forward contracts involving foreign currency with a U.S. bank (together, the "Guarantee Facilities"). The Guarantee Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Guarantee Facilities. The guarantees are in effect for the duration of the related Guarantee Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Note 9 Operating Segments

      The Company operates as a U.S.-based global manufacturer of automotive airbag and technical fabrics and automotive airbag cushions with operations principally in North America, Europe, South Africa and China. Beginning in 2006, the Company reports in two reportable segments: fabric and cushion. The reporting of the Company's operations in two segments is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker. Prior to the Company's first quarter of 2006, the Company determined that it operated in one reportable segment based on the prior practice of resource allocation by the chief operating decision maker ("CODM") and criteria enumerated in SFAS 131. The Company has re-assessed its segment reporting as required by SFAS 131 and the Company determined that it operates in two reportable segments beginning in the first quarter of 2006. As a result of the change in ownership of the Company in December 2005, beginning in the Company's first quarter of 2006 management began examining its results of operations for the fabric and cushion operations separately. In doing so, the Company's chief operating decision maker allocates resources accordingly. Certain amounts in prior periods have been restated to present this two-segment approach consistent with the guidance offered by SFAS 131. A description of the products and services provided by each of the reportable segments follows.

      Fabric - Automotive airbag and industrial fabrics produced in Greenville, South Carolina. A portion of automotive airbag fabric is sold to the Company's airbag cushion facilities in North America and Europe.

      Cushion - Automotive airbag cushions produced in North America, Europe, South Africa and China by cutting and assembling airbag fabric and components. Automotive airbag cushions are sold to major airbag module integrators (Tier I suppliers) who incorporate these cushions into the final airbag assembly used in motor vehicles for the global automotive markets.

The following income and expense items are not included in segment profit before taxes:

      o Corporate expense and other, which primarily represents costs associated with corporate staff and related expenses, including certain compliance and litigation costs and expenses associated with change of control.

      o Financing cost, which represents debt-related interest and certain other costs.

                                         Quarter ended      Quarter ended     Six months ended  Six months ended
                                         June 30, 2006      June 30, 2005      June 30, 2005     June 30, 2005
                                                            (as restated)                        (as restated)
                                         -----------------------------------------------------------------------
Sales to external customers:
  Fabric                                 $    11,591         $    13,646         $    23,845         $    26,125
  Cushion                                     45,455              45,362              89,961              91,495
                                         -----------------------------------------------------------------------
Total sales                              $    57,046         $    59,008         $   113,806         $   117,620
                                         =======================================================================

(Loss) earnings before taxes:
  Fabric                                 $      (781)        $       816         $       (32)        $     1,608
  Cushion                                      3,118               3,596               6,004               7,633
                                         -----------------------------------------------------------------------
Segment earnings before taxes                  2,337               4,412               5,972               9,241
  Corporate expense and other                 (2,715)             (1,657)             (4,201)             (3,333)
                                         -----------------------------------------------------------------------
(Loss) earnings before income taxes      $      (378)        $     2,755         $     1,771         $     5,908
                                         =======================================================================

Capital expenditures:
  Fabric                                                                         $       427         $       504
  Cushion                                                                              1,499               2,851
  Corporate                                                                                6                 721
                                                                                 -------------------------------
                                                                                 $     1,932         $     4,076
                                                                                 ===============================
Depreciation and amortization:
  Fabric                                 $       477         $       433         $       952         $       865
  Cushion                                      1,512               1,852               3,033               3,843
  Corporate                                      112                  67                 224                 134
                                         -----------------------------------------------------------------------
                                         $     2,101         $     2,352         $     4,209         $     4,842
                                         =======================================================================
Inter-segment sales:
  Fabric                                 $     2,578         $     4,002         $     5,491         $     8,071

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are eliminated in consolidation at the corporate level. Intercompany profit in inventory is excluded from segment assets.

The following table presents certain balance sheet information by reportable segment:

                                      June 30, 2006       December 31, 2005
                                                            (as restated)
                                      -------------------------------------

Segment assets:
        Fabric                          $   31,815            $   32,742
        Cushion                             79,143                76,226
                                        --------------------------------
 Segment assets                         $  110,958            $  108,968
        Corporate                            8,890                 7,331
                                        --------------------------------
 Identifiable assets                    $  119,848            $  116,299
 Deferred tax assets                         1,839                 2,055
                                        --------------------------------
    Total assets                        $  121,687            $  118,354
                                        ================================

Segment assets primarily consist of accounts receivable, inventories, property, plant and equipment and intangible assets. Corporate assets principally consist of cash and cash equivalents, assets held in deferred compensation plan and certain fixed assets.

Note 10 Recent Accounting Pronouncements

      On January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The adoption of SFAS No. 151 on January 1, 2006 had no material effect on the Company's financial position and results of operations.

      On January 1, 2006,  the  Company  adopted  SFAS No.  123(R),  Share-Based
Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. The adoption of SFAS No. 123(R) on January 1, 2006 had no material effect on the Company's financial position and results of operations. See Share-Based Compensation in Note 1 to the Company's condensed consolidated financial statements for more disclosure on SFAS No. 123(R) and effects of adoption on the Company's statements of cash flows.

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

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, `Accounting for Income Taxes'" ("FIN 48). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely that not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company's first quarter of 2007. The Company is currently in the process of evaluating the impact of FIN 48 on the Company's results of operations, financial position and related disclosures.

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

      A number of significant uncertainties are impacting the outlook for the Company's financial results for the second half of 2006 and beyond. These include instability in the raw material and commodity markets; continuing distress  throughout  the supply  chain,  potential  increases  in raw  material prices; the potential for supply disruptions and supplier and customer bankruptcies; and an uncertain environment for vehicle sales, production and Tier I automotive supplier awards of new programs to the Company in the global automotive market. In addition, the Company can provide no assurances that its credit facilities will be renewed at acceptable terms (see "Liquidity and Capital Resources" in this section for more information).

Results of Operations

      Overview. During 2005, the Company's principal yarn materials supplier implemented a price increase of approximately 4% on its raw materials being purchased by the Company's North America airbag fabric weaving facility. The Company's airbag cushion manufacturing facilities also incurred similar raw material price increases. As a result of these increases, the Company commenced negotiations with its global customers. However, its efforts were only partially successful in either reaching agreements to implement price increases or reducing the impact of future sales price reductions. The Company's profit margins are adversely impacted as a result of this material cost inflation.

      During the first six months of 2006 the Company continued to develop its airbag cushion joint venture businesses in South Africa and China. Although sales at the China and South Africa joint ventures were relatively low during the first six months of 2006, it is expected that revenues will continue to increase gradually during 2006. Profitability at these operations will likely not be achieved until production reaches planned capacity in late 2006.

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

      Cushion - Automotive airbag cushions produced in North America, Europe, South Africa and China by cutting and assembling airbag fabric and components. Automotive airbag cushions are sold to major airbag module integrators (Tier I suppliers) who incorporate these cushions into the final airbag assembly used in motor vehicles for the global automotive markets.

Consolidated Results of Operations

      The following table summarizes the results of operations for the Company for the quarters and six-month periods ended June 30, 2006 and June 30, 2005:

(In thousands)                            Quarter ended       Quarter ended     Six months ended     Six months ended
                                          June 30, 2006       June 30, 2005       June 30, 2006        June 30, 2005
                                          ---------------------------------------------------------------------------
Net sales                                  $    57,046         $    59,008         $   113,806          $   117,620
Cost of sales, including depreciation           52,440              51,535             103,155              102,009
Selling, general and administrative
    expenses                                     4,908               4,523               8,814                8,894
Other (income) expense                             (85)                 37                (274)                 476
Interest expense                                   161                 158                 340                  333
(Benefit from) provision for income
    taxes                                         (412)                945                 225                2,033
Minority interest                                  (64)                (84)               (194)                (209)
Equity in loss from unconsolidated
    affiliate                                       11                  --                  20                   --
Net income                                          87               1,894               1,720                4,084

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005.

      NET SALES. Net sales decreased $2.0 million, or 3.3%, to $57.0 million for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The decrease in net sales resulted primarily from declining volumes on some of the Company's current fabric and airbag cushion programs for vehicle platforms that are experiencing weakened demand or being phased out during 2006. This decrease was partially mitigated by the Company's cushion operations in China and South Africa which added net sales of $1.9 million arising from the gradual ramp-up of new programs awarded during 2006 as compared to no sales for the quarter ended June 30, 2005.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales increased $905,000, or 1.8%, to $52.4 million for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Cost of sales as a percentage of net sales increased to 91.9% for the quarter ended June 30, 2006 from 87.3% for the quarter ended June 30, 2005. The increase in cost of sales in amount and as a percentage of net sales is primarily a result of the fixed cost component of cost of sales not being reduced in proportion to the decrease in net sales in the corresponding time periods, as well as inflationary increases for raw materials and supplies as noted above and partially offset by a decrease in depreciation expense of approximately $251,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $385,000, or 8.5%, to $4.9 million for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The increase in selling, general and administrative expenses is attributable primarily to severance costs at the corporate office which increased approximately $400,000 over the comparable period last year. Selling, general and administrative expenses as a percentage of net sales increased to 8.6% for the quarter ended June 30, 2006 from 7.7% for the quarter ended June 30, 2005 as a result of the above.

      OTHER (INCOME) EXPENSE. The Company recognized other income of $85,000 for the quarter ended June 30, 2006 compared to other expense of $37,000 for the quarter ended June 30, 2005. Other income was realized primarily from foreign transaction gains from the revaluation of intercompany balances between the Company's European subsidiaries and the U.S. parent company and partially offset by losses of approximately $506,000 at its corporate office resulting from recording the fair values of the Company's derivative forward contracts. Net foreign transaction gains of approximately $591,000 during the quarter ended June 30, 2006 resulted from positive changes in foreign currency exchange rates of approximately 6.3% from those at March 31, 2006.

      INTEREST EXPENSE. Interest expense increased $3,000, or 1.9%, to $161,000 for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The average weighted interest rate for all Company debt increased to 7.1% from 5.4% while the average outstanding debt decreased to $6.3 million from $7.0 million for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. Because a substantial portion of the Company's debt bears interest at variable rates based on the prime rate, the increase in the Company's average weighted interest rate is primarily attributable to increases of 200 basis points in the prime rate over the past 12 months.

      (BENEFIT FROM) PROVISION FOR INCOME TAXES. The benefit from income taxes for the quarter ended June 30, 2006 was approximately $412,000 compared to a provision for income taxes of approximately $945,000 for the quarter ended June 30, 2005. The Company's effective tax benefit rate for the quarter ended June 30, 2006 was 109.0% compared to 34.3% for the quarter ended June 30, 2005. The high effective tax rate of the benefit from income taxes for the quarter ended June 30, 2006 is primarily the result of the Company's 39% benefit for U.S. subsidiaries and a benefit of $70,000 for changes in state income tax laws, partially offset by lower effective tax rates at its foreign subsidiaries.

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

      EQUITY IN LOSS FROM UNCONSOLIDATED AFFILIATE. The Company recognized equity in loss from unconsolidated affiliate of $11,000 for the quarter ended June 30, 2006 compared to $0 for the quarter ended June 30, 2005. Equity in loss from unconsolidated affiliate was realized from the Company's share in the losses of the unconsolidated affiliate in which the Company acquired its 49% ownership interest in September 2005.

      NET INCOME. The Company's net income was $87,000 for the quarter ended June 30, 2006 compared to $1.9 million for the quarter ended June 30, 2005. This change in net income resulted from a combination of the items discussed above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

      NET SALES. Net sales decreased $3.8 million, or 3.2%, to $113.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in net sales resulted primarily from the adverse effect of approximately $3.0 million of unfavorable changes in foreign currency exchange rates compared to the six months ended June 30, 2005. The Company's cushion operations in China and South Africa had net sales of $2.9 million arising from the gradual ramp-up of new programs awarded during the six months ended June 30, 2006 as compared to no sales for the six months ended June 30, 2005. The remainder of the $3.8 million decrease in net sales over the comparable period last year resulted from declining volumes on some of the Company's current fabric and airbag cushion programs for vehicle platforms that have decreased or are being phased out during 2006.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales increased $1.1 million, or 1.1%, to $103.1 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Cost of sales as a percentage of net sales increased to 90.6% for the six months ended June 30, 2006 from 86.7% for the six months ended June 30, 2005. The increase in cost of sales in amount and as a percentage of net sales is primarily a result of the fixed cost component of cost of sales not being reduced in proportion to the decrease in net sales in the corresponding time periods, as well as inflationary increases for raw materials and supplies as noted above, offset by a decrease in depreciation expense of approximately $630,000 due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $80,000, or 0.9%, to $8.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in selling, general and administrative expenses is attributable primarily to reduced professional services costs in the corporate office. Selling, general and administrative expenses as a percentage of net sales increased to 7.7% for the six months ended June 30, 2006 from 7.6% for the six months ended June 30, 2005 as a result of the above.

      OTHER (INCOME) EXPENSE. The Company recognized other income of $274,000 for the six months ended June 30, 2006 compared to other expense of $476,000 for the six months ended June 30, 2005. Other income was realized primarily from foreign transaction gains from the revaluation of intercompany balances between the Company's European subsidiaries and the U.S. parent company and partially offset by losses of approximately $735,000 at its corporate office resulting from recording the fair values of the Company's derivative forward contracts. Net foreign transaction gains of approximately $1.0 million during the six months ended June 30, 2006 resulted from positive changes in foreign currency exchange rates of approximately 4.2% from those at December 31, 2005. Net foreign transaction losses during the six months ended June 30, 2005 resulted primarily from negative changes in foreign currency exchange rates of approximately 9.4% from those at December 31, 2004.

      INTEREST EXPENSE. Interest expense increased $7,000, or 2.1%, to $340,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The average weighted interest rate for all Company debt increased to 6.8% from 5.2% while the average outstanding debt decreased to $6.4 million from $7.0 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Because a substantial portion of the Company's debt bears interest at variable rates based on the prime rate, the increase in the Company's average weighted interest rate is primarily attributable to increases of 200 basis points in the prime rate over the past 12 months.

      PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 2006 was approximately $225,000 compared to approximately $2.0 million for the six months ended June 30, 2005. The Company's effective tax rate for the six months ended June 30, 2006 was 12.7% compared to 34.4% for the six months ended June 30, 2005. The lower effective tax rate for the six months ended June 30, 2006 resulted primarily from the Company recognizing certain deferred tax assets related to its operations in Germany combined with a benefit of $70,000 for changes in state income tax laws and partially offset by not recognizing a tax benefit for losses of approximately $184,000 incurred at its joint venture operations in China and South Africa.

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

      EQUITY IN LOSS FROM UNCONSOLIDATED AFFILIATE. The Company recognized equity in loss from unconsolidated affiliate of $20,000 for the six months ended June 30, 2006 compared to $0 for the six months ended June 30, 2005. Equity in loss from unconsolidated affiliate was realized from the Company's share in the losses of the unconsolidated affiliate in which the Company acquired its 49% ownership interest in September 2005.

      NET INCOME. The Company's net income was $1.7 million for the six months ended June 30, 2006 compared to $4.1 million for the six months ended June 30, 2005. This change in net income resulted from a combination of the items discussed above.

Segment Results of Operations

      The following table reconciles segment sales and (loss) earnings before taxes to consolidated sales and (loss) earnings before taxes for the quarters and six-month periods ended June 30, 2006 and June 30, 2005:

                                            Quarter ended     Quarter ended   Six Months ended   Six Months ended
(In thousands)                              June 30, 2006     June 30, 2005     June 30, 2006     June 30, 2005
                                                              (as restated)                       (as restated)
                                            ---------------------------------------------------------------------
Sales:
Fabric                                        $    11,591       $    13,646       $    23,845       $    26,125
Cushion                                            45,455            45,362            89,961            91,495
                                              -----------------------------------------------------------------
                                              $    57,046       $    59,008       $   113,806       $   117,620
                                              =================================================================
(Loss) earnings before taxes:
Fabric                                        $      (781)      $       816       $       (32)      $     1,608
Cushion                                             3,118             3,596             6,004             7,633
                                              -----------------------------------------------------------------
    Segment (loss) earnings before taxes            2,337             4,412             5,972             9,241
Corporate                                          (2,715)           (1,657)           (4,201)           (3,333)
                                              -----------------------------------------------------------------
(Loss) earnings before taxes                  $      (378)      $     2,755       $     1,771       $     5,908
                                              =================================================================

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005.

Fabric

      SALES. Sales for the fabric segment decreased $2.1 million, or 15.1%, to $11.6 million compared to the quarter ended June 30, 2005. The decrease in sales resulted primarily from declining volumes on some of the Company's current fabric and airbag cushion programs for vehicle platforms that have decreased or are being phased out during 2006.

      (LOSS) EARNINGS BEFORE TAXES. The fabric segment realized a loss before taxes of $781,000 for the quarter ended June 30, 2006 compared to earnings before taxes of $816,000 for the quarter ended June 30, 2005. The decrease in earnings before taxes resulted primarily from the decrease in sales described above combined with the inability to leverage its fixed cost component of cost of goods sold at its current level of sales.

Cushion

      SALES. Sales for the cushion segment increased approximately $93,000, or 0.2%, to $45.6 million compared to the quarter ended June 30, 2005. The increase in sales resulted from sales in new markets which slightly more than offset sales decreases in certain existing markets in which vehicle platforms are decreasing or are being phased out in 2006 compared to the quarter ended June 30, 2005. The Company's cushion operations in China and South Africa had net sales of $1.9 million arising from the gradual ramp-up of new programs awarded during 2006 as compared to zero for the quarter ended June 30, 2005.

      EARNINGS BEFORE TAXES. Earnings before taxes for the cushion segment decreased $478,000, or 13.3%, to $3.1 million compared to the quarter ended June 30, 2005. The decrease in earnings before taxes resulted primarily from the continued production ramp up expenses at the China and South Africa cushion joint ventures and cost increases for raw materials for the cushion segment.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Fabric

      SALES. Sales for the fabric segment decreased $2.3 million, or 8.7%, to $23.8 million compared to the six months ended June 30, 2005. The decrease in sales resulted primarily from declining volumes on some of the

Company's current fabric and airbag cushion programs for vehicle platforms that are decreasing or are being phased out during 2006.

      (LOSS) EARNINGS BEFORE TAXES. The fabric segment realized a loss before taxes of $32,000 for the six months ended June 30, 2006 compared to earnings before taxes of $1.6 million for the six months ended June 30, 2005. The decrease in earnings before taxes resulted primarily from the decrease in sales described above combined with the inability to leverage its fixed cost component of cost of goods sold at its current level of sales.

Cushion

      SALES. Sales for the cushion segment decreased approximately $1.5 million, or 1.7%, to $90.0 million compared to the six months ended June 30, 2005. The decrease in sales resulted primarily from the adverse effect of approximately $3.0 million of unfavorable changes in foreign currency exchange rates compared to the six months ended June 30, 2005. The Company's cushion operations in China and South Africa had net sales of $2.9 million arising from the gradual ramp-up of new programs awarded in 2006 as compared to no sales for the six months ended June 30, 2005. The remainder of the $1.5 million decrease in sales over the comparable period last year resulted from declining volumes on some of the Company's current fabric and airbag cushion programs for vehicle platforms that have decreased or are being phased out during 2006.

      EARNINGS BEFORE TAXES. Earnings before taxes for the cushion segment decreased $1.6 million, or 21.3%, to $6.0 million compared to the six months ended June 30, 2005. The decrease in earnings before taxes resulted primarily from the decrease in sales described above combined with continued production ramp up expenses at the China and South Africa cushion joint ventures and cost increases for raw materials for the cushion segment.

Liquidity and Capital Resources

Cash Flows

      Net cash provided by operating activities was approximately $4.3 million for the six months ended June 30, 2006, compared to cash provided by operating activities of $7.5 million in the comparable period in the prior year. The net cash provided by operating activities in 2006 resulted principally from net income and the addition of non-cash expenses, partially offset by an increase in accounts receivable balances since December 31, 2005. The cash provided by operating activities in 2005 reflected primarily higher net income of the Company combined with decreases in inventories and deferred compensations plan assets.

      Net cash used in investing activities was approximately $1.9 million for the six months ended June 30, 2006, compared to approximately $4.1 million for the comparable period in the prior year. Capital expenditures in the current and prior years were necessitated primarily by new programs awarded by customers, as well as some production equipment replacements and upgrades. The Company currently believes it may spend up to $10.2 million (excluding potential acquisitions) for the remainder of 2006 on capital exp-enditures, for systems, repairs and replacements, safety, planned capacity upgrades and other production equipment to support expected new contracts with customers. In 2005 the Company's capital expenditures were approximately $7.1 million.

      Net cash used in financing activities was approximately $2.5 million in the six months ended June 30, 2006, compared to net cash used in financing activities of approximately $1.4 million for the comparable period in the prior year. Net cash used in financing activities for the six months ended June 30, 2006 resulted primarily from repayments of the Company's credit facility and other debt and capital leases, partially offset by proceeds from a loan from its minority interest partner to its China joint venture to fund the joint venture's capital expenditures. Net cash used in financing activities for the six months ended June 30, 2005 resulted primarily from repayments of the Company's other debt and capital leases, partially offset by proceeds from stock option exercises.

      The activities discussed above resulted in a net decrease in cash and cash equivalents of approximately $30,000 in the six months ended June 30, 2006.

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

Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern), that is composed of an aggregate $35.0 million revolving credit facility (the "Wachovia Revolver") expiring October 8, 2006, and two term loans. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at June 30, 2006 was approximately $10,000. The Wachovia Revolver also includes a $5.0 million letter of credit sub-facility, which was unutilized at June 30, 2006.

      In addition, the Company has a term facility with Wachovia (the "Wachovia Term A loan") under which $1.2 million was outstanding as of June 30, 2006 and was included in current portion of long-term debt on the Company's condensed consolidated balance sheets. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2006. Accordingly, the Company has classified the entire amount outstanding under the Wachovia Facilities in current portion of long-term debt on the Company's condensed consolidated balance sheets at June 30, 2006. Additional amounts are not available for borrowing under the Wachovia Term A loan. The Company also has a second term loan (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which $4.5 million was available as of June 30, 2006. At June 30, 2006, the Company's availability for additional borrowings was approximately $27.6 million based on borrowing base constraints and was approximately $39.5 million based on the maximum allowable limit under the Wachovia Revolver and the Wachovia Term B loan.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA (as defined in the Wachovia Facilities), less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. At June 30, 2006, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit. At June 30, 2006, the interest rate on the Wachovia Revolver and Term A loan was 8.00% per annum.

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

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At June 30, 2006, the Company was in compliance with all financial and non-financial covenants. (The Company obtained a waiver of non-compliance from Wachovia in 2003 for not dissolving an inactive subsidiary, which waiver remains in effect.) Subsequent to March 31, 2006 and prior to filing its quarterly report on Form 10-Q for the quarter ended March 31, 2006 (which was filed late), the Company obtained a waiver from Wachovia for non-compliance with a covenant requiring timely filing with the SEC of its periodic reports. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

      The Company intends to renegotiate or replace the Wachovia Facilities prior to their expiration and maturation in October 2006. Although no assurances can be provided that Wachovia will renew these facilities or that the terms of the renewal will be acceptable, the Company's management currently believes that it will be able to renegotiate and/or replace these facilities prior to their expiration and maturity with amended or new facilities on comparable terms. The inability to secure such financing could adversely affect the Company's ability to procure inventory and fund other working capital needs and could have a material adverse effect on the Company's financial position and results of operations.

Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage loan dated June 4, 1997. This amendment extended the due date of the mortgage loan for five years to expire on March 30, 2007, established an interest rate of 1.7% over EURIBOR (EURIBOR was 2.8% at June 30, 2006), requires monthly payments of interest and principal of approximately $93,000 and is secured by the real estate assets of the Company's subsidiary in the Czech
Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this loan. At June 30, 2006, approximately $810,000 was outstanding under the HVB loan.

      In March 2006, the Company's China joint venture obtained a loan from the Company's minority interest partner and received proceeds of $840,000. This loan was issued within the terms of the China joint venture agreement which allows the Company and its minority interest partner to continue to fund the development of the China joint venture using a combination of loans and/or capital contributions. Because the terms of the loan agreement do not specify interest, the Company has discounted the loan using an annual interest rate of 10% resulting in discounted interest of $274,000. At June 30, 2006, approximately $580,000 was outstanding on this loan which is due in March 2010.

Contractual Obligations

      The following table aggregates the Company's contractual obligations (including those described above) related to long-term debt, non-cancelable leases and other obligations at June 30, 2006.

                                                      Payments due by Period (in thousands)
                                  -------------------------------------------------------------------------------
                                                    Less than          1 - 3            3 - 5          More than
Contractual obligations              Total           1 year            years            years           5 years
                                  -------------------------------------------------------------------------------
   Long term debt                 $     3,030      $     2,290      $        87      $       653      $        --
   Capital lease obligations              979              636              343               --               --
   Operating leases                     1,939            1,160              694               85               --
   Other obligations*                  14,671           11,117            3,554               --               --
                                  -------------------------------------------------------------------------------

           Total                  $    20,619      $    15,203      $     4,678      $       738      $        --
                                  ===============================================================================

* Other obligations primarily represent future commitments to purchase Mexican pesos with U.S. dollars and to purchase U.S. dollars with Euros pursuant to forward derivative contracts. See Note 7 (Derivatives) to the

Company's condensed consolidated financial statements set forth in Part I, Item 1 for more information about the Company's derivative contracts. Additionally, other obligations include approximately $350,000 representing the minimum severance obligation for compensation and benefits for a former employee of the Company. This former employee to whom severance is owed is seeking additional amounts. See Note 6 (Contingencies) to the condensed consolidated financial statements set forth in Part I, Item 1 for additional information.

      The amounts of contractual obligations set forth above include an assumed annual blended interest rate of 7.0% for long term debt and an assumed range of interest rates of between 4.8% and 8.0% for capital lease obligations.

      Additionally as of June 30, 2006, the Company has remaining commitments for funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $887,000 and, with respect to the China joint venture agreement, the intention, but not an obligation, for funding its share of this China joint venture through possible loan or capital contributions of up to $3.6 million.

Off-Balance Sheet Arrangements

      As of June 30, 2006, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303 (a)(4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign contracts as noted and included below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this report.

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2006, the Company and various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic, and are party to derivative forward contracts involving foreign currency with a U.S. bank (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Recent Accounting Pronouncements

      On January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The adoption of SFAS No. 151 on January 1, 2006 had no material effect on the Company's financial position and results of operations.

      On January 1, 2006,  the  Company  adopted  SFAS No.  123(R),  Share-Based
Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. The adoption of SFAS No. 123(R) on January 1, 2006 had no material effect on the Company's financial position and results of operations. See Share-Based Compensation in Note 1 to the Company's condensed consolidated financial statements for more disclosure on SFAS No. 123(R) and effects of adoption on the Company's statements of cash flows.

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

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, `Accounting for Income Taxes'" ("FIN 48). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely that not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company's first quarter of 2007. The Company is currently in the process of evaluating the impact of FIN 48 on the Company's results of operations, financial position and related disclosures.

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

      The Company follows the guidance of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag and technical fabrics), uses similar processes in selling the products and sells the products to similar classes of customers. As a result of these similarities and the way the business was managed, the Company had determined that it operates as a single segment for purposes of reporting financial condition and results of operations prior to 2006. In 2006, the Company has determined that it operates in two segments. See Note 9 for segment information disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Wachovia Facilities and certain other credit facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the facilities are variable. An interest rate increase would have a negative impact to the extent the Company borrows against the facilities. The actual impact would be dependent on the actual level of borrowings. As of June 30, 2006, the Company's interest rate, exclusive of credit fees, under the Wachovia Facilities was approximately 8.00%, and the total principal amount outstanding was $1.3 million. Assuming for illustrative purposes only that the amount outstanding under the Wachovia facilities on June 30, 2006 remains constant for the remainder of 2006, an increase in the interest rate of 1% would have a negative impact of approximately $6,000 on annual interest expense for the year ending December 31, 2006. The effect of a 1% increase in the interest rate has decreased since December 31, 2005 because borrowings have decreased.

      The Company's operations in Mexico, China, South Africa, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks which are recorded in other (income) expense on the Company's condensed consolidated statements of operations. Based on amounts outstanding at June 30, 2006, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which the Company has operations would result in a reduction or addition of approximately $141,000 in other (income) expense. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a material adverse effect on the condensed consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. Derivative financial instruments are not entered into for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 1, 2006 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. At June 30, 2006, the Company had outstanding forward exchange contracts that mature between July 2006 and December 2006 to purchase Mexican pesos with an aggregate notional amount of approximately $4.7 million. The fair values of these contracts at June 30, 2006 totaled approximately ($310,000) which is recorded as a liability on the Company's balance sheet in accrued and other current liabilities. A hypothetical 1% increase in the dollar-peso forward contract exchange rate at June 30, 2006 would have decreased the fair value of these contracts by approximately $62,000. Changes in the derivatives' fair values are recorded in the condensed consolidated statements of operations as other (income) expense.

      Certain intercompany sales at the Company's Greenville, South Carolina facility are denominated and settled in Euros and its operating expenses are paid in U. S. dollars. To reduce exposure to fluctuations in the Euro and U. S. dollar exchange rates, the Company entered into forward contracts on January 24, 2006 to buy U. S. dollars with Euros for periods and amounts consistent with the related, underlying forecasted sales. At June 30, 2006, the Company had outstanding forward exchange contracts that mature between July 2006 and December 2007 to purchase U. S. dollars with an aggregate notional amount of approximately $14.5 million. The fair values of these contracts at June 30, 2006 totaled approximately ($425,000) of which ($258,000) is recorded as a liability on the Company's balance sheet in accrued and other current liabilities and ($167,000) is recorded as a liability on the Company's balance sheet in other long-term liabilities. A hypothetical 1% increase in the dollar-Euro forward contract exchange rate at June 30, 2006 would have decreased the fair value of these contracts by approximately $88,000. Changes in the derivatives' fair values are recorded in the condensed consolidated statements of operations as other (income) expense.

ITEM 4. CONTROLS AND PROCEDURES

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, the Company's management, under the supervision and with the participation of its principal executive and principal financial officers (Stephen B. Duerk and William F. Nelli, respectively), conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, Mr. Duerk and Mr. Nelli concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

      The Company is involved in a dispute with a former senior employee regarding the severence payments and related payments and benefits owed by the Company to the former employee. See Note 6 (Contingencies) to the consolidated financial statements set forth in Part I, Item 1 for additional information.

ITEM 5. OTHER INFORMATION

      On June 9, 2006, the Company received notice from National Association of Securities Dealers (the "NASD") that the Company was delinquent with respect to its obligation under NASD Rule 6530 to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (the "March 2006 Form 10-Q"). The notice stated that pursuant to NASD Rule 6530 unless the delinquency is cured by June 23, 2006, the Company's common stock would not be eligible for quotation on the OTC Bulletin Board and would therefore be removed effective June 27, 2006. The Company appealed this decision to an NASD hearing panel (the "hearing panel"), and a hearing was scheduled for July 6, 2006. The Company filed the March 2006 Form 10-Q on July 5, 2006, and notified the hearing panel of its filing of the March 2006 Form 10-Q. Prior to commencement of the hearing on July 6, 2006, the hearing panel notified the Company that the hearing was canceled and the Company's common stock would not be de-listed.

ITEM 6. EXHIBITS

            Exhibit No.     Exhibits
            -----------     --------

            10.12 Board Resolutions creating Special Committee and setting Compensation for Special Committee member Dr. Daniel D. Tessoni: Incorporated by reference to
                            Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006.

            10.13 Form of Severance Agreement dated May 18, 2001 of William F. Nelli providing for 9 months severance pay: Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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

                                    SAFETY COMPONENTS INTERNATIONAL, INC.


DATED: July 31, 2006                By:  /s/ Stephen B. Duerk
                                         -------------------------
                                         Stephen B. Duerk
                                         President & Principal Executive Officer


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