Form 10-Q
period 2006-09-30
INTERNATIONAL TEXTILE GROUP INC
filed 2006-11-13
CIK 918964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                         Commission File Number 0-23938

                        INTERNATIONAL TEXTILE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                    33-0596831
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                   Identification Number)

       804 Green Valley Road, Suite 300, Greensboro, North Carolina 27408
              (Address and zip code of principal executive offices)

                                 (336) 379-6220
              (Registrant's telephone number, including area code)

                      Safety Components International, Inc.
               41 Stevens Street, Greenville, South Carolina 29605
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                             Yes |_|    No |X|

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of November 3, 2006 was 17,483,024.

               INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                                   PAGE
                                                                                         ----
            Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006
            and December 31, 2005                                                          3

            Unaudited Condensed Consolidated Statements of Operations for the quarters
            ended September 30, 2006 and September 30, 2005                                4

            Unaudited Condensed Consolidated Statements of Operations for the
            nine-month periods ended September 30, 2006 and September 30, 2005             5

            Unaudited Condensed Consolidated Statements of Cash Flows for the
            nine-month periods ended September 30, 2006 and September 30, 2005             6

            Notes to Unaudited Condensed Consolidated Financial Statements                 7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           18

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                       32

         ITEM 4.  CONTROLS AND PROCEDURES                                                 33

PART II OTHER INFORMATION                                                                 33

         ITEM 1.  LEGAL PROCEEDINGS                                                       33

         ITEM 1A. RISK FACTORS                                                            33

         ITEM 6.  EXHIBITS                                                                39

SIGNATURES                                                                                40

Private Securities Litigation Reform Act of 1995

      The discussion in this report contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that are not historical facts and, as a result, involve numerous risks and uncertainties. These forward-looking statements include, but are not limited to, those described under Item 1A entitled "Risk Factors" in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2005. These forward-looking statements relate to the Company's outlook or expectations at the time such statements are made. Except as may be required by law, the Company expressly disclaims any obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 1.  FINANCIAL STATEMENTS

               INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                             September 30, 2006    December 31, 2005
                                                                                             ------------------    -----------------
                                                                                                 (unaudited)               (1)
ASSETS

Current assets:
 Cash and cash equivalents ................................................................      $      3,368         $      4,087
 Accounts receivable, net .................................................................            38,950               35,887
 Inventories ..............................................................................            26,386               25,557
 Deferred income taxes ....................................................................               944                1,879
 Assets held in deferred compensation plan ................................................             1,270                2,911
 Prepaid and other ........................................................................             4,256                2,282
                                                                                                 ------------         ------------
            Total current assets ..........................................................            75,174               72,603

Property, plant and equipment, net ........................................................            43,418               43,828
Identifiable intangible assets, net .......................................................               757                  817
Investment in unconsolidated affiliate ....................................................               217                  237
Other assets ..............................................................................               270                  869
                                                                                                 ------------         ------------
            Total assets ..................................................................      $    119,836         $    118,354
                                                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable .........................................................................      $     15,407         $     15,195
 Accrued salaries and benefits ............................................................             3,937                2,981
 Deferred compensation ....................................................................             1,046                2,475
 Accrued and other current liabilities ....................................................             6,991                4,766
 Income taxes payable .....................................................................               950                1,361
 Current portion of long-term debt ........................................................             1,649                5,675
                                                                                                 ------------         ------------
            Total current liabilities .....................................................            29,980               32,453

Long-term debt, net of current maturities .................................................             1,773                  810
Deferred income taxes .....................................................................             2,816                3,696
Other long-term liabilities ...............................................................               345                  319
                                                                                                 ------------         ------------
            Total liabilities .............................................................            34,914               37,278
                                                                                                 ------------         ------------

Commitments and contingencies

Minority interest .........................................................................               807                  407

Stockholders' equity:
 Preferred stock: 5,000,000 shares authorized and unissued ................................                --                   --
 Common stock: $.01 par value per share - 20,000,000 shares authorized; 5,507,147 and
  5,385,147 shares outstanding at September 30, 2006 and December 31, 2005, respectively ..                55                   54
 Additional paid-in-capital ...............................................................            57,799               56,545
 Treasury stock: 40,322 shares at cost ....................................................              (411)                (411)
 Retained earnings ........................................................................            16,027               16,447
 Accumulated other comprehensive income ...................................................            10,645                8,034
                                                                                                 ------------         ------------
            Total stockholders' equity ....................................................            84,115               80,669
                                                                                                 ------------         ------------
            Total liabilities and stockholders' equity ....................................      $    119,836         $    118,354
                                                                                                 ============         ============

(1) Derived from the audited consolidated balance sheet as of December 31, 2005.

      See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                        Quarter Ended          Quarter Ended
                                                                                      September 30, 2006     September 30, 2005
                                                                                      ------------------     ------------------
Net sales .........................................................................      $       51,748         $       50,562
Cost of sales, excluding depreciation .............................................              47,541                 44,371
Depreciation ......................................................................               2,072                  2,251
                                                                                         --------------         --------------
         Gross profit .............................................................               2,135                  3,940

Selling, general and administrative expenses ......................................               4,067                  3,642
Expenses associated with merger ...................................................               1,217                     --
                                                                                         --------------         --------------
         (Loss) income from operations ............................................              (3,149)                   298

Other income ......................................................................                (358)                  (184)
Interest expense ..................................................................                 139                    157
                                                                                         --------------         --------------
         (Loss) income before income taxes, minority interest and
             (income) from unconsolidated affiliate ...............................              (2,930)                   325

(Benefit from) provision for income taxes .........................................                (791)                   163
Minority interest in income (loss) of consolidated subsidiaries ...................                   1                   (172)
Equity in income from unconsolidated affiliate ....................................                  --                 (1,212)
                                                                                         --------------         --------------
Net (loss) income .................................................................      $       (2,140)        $        1,546
                                                                                         ==============         ==============

Net (loss) income per common share, basic .........................................      $        (0.39)        $         0.29
                                                                                         ==============         ==============

Net (loss) income per common share, diluted .......................................      $        (0.39)        $         0.28
                                                                                         ==============         ==============

Weighted average number of shares outstanding, basic ..............................               5,507                  5,385
                                                                                         ==============         ==============

Weighted average number of shares outstanding, diluted ............................               5,507                  5,453
                                                                                         ==============         ==============

      See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (in thousands, except per share data)

                                                                                        Nine Months Ended       Nine Months Ended
                                                                                        September 30, 2006      September 30, 2005
                                                                                        ------------------      ------------------
Net sales .......................................................................         $      165,554          $      168,182
Cost of sales, excluding depreciation ...........................................                146,563                 141,842
Depreciation ....................................................................                  6,205                   7,021
                                                                                          --------------          --------------
         Gross profit ...........................................................                 12,786                  19,319

Selling, general and administrative expenses ....................................                 12,435                  12,305
Expenses associated with merger .................................................                  1,663                      --
                                                                                          --------------          --------------
         (Loss) income from operations ..........................................                 (1,312)                  7,014

Other (income) expense ..........................................................                   (632)                    290
Interest expense ................................................................                    479                     490
                                                                                          --------------          --------------
         (Loss) income before income taxes, minority interest and
             loss (income) from unconsolidated affiliate ........................                 (1,159)                  6,234

(Benefit from) provision for income taxes .......................................                   (566)                  2,196
Minority interest in loss of consolidated subsidiaries ..........................                   (193)                   (380)
Equity in loss (income) from unconsolidated affiliate ...........................                     20                  (1,212)
                                                                                          --------------          --------------
Net (loss) income ...............................................................         $         (420)         $        5,630
                                                                                          ==============          ==============

Net (loss) income per common share, basic .......................................         $        (0.08)         $         1.05
                                                                                          ==============          ==============

Net (loss) income per common share, diluted .....................................         $        (0.08)         $         1.03
                                                                                          ==============          ==============

Weighted average number of shares outstanding, basic ............................                  5,438                   5,365
                                                                                          ==============          ==============

Weighted average number of shares outstanding, diluted ..........................                  5,438                   5,443
                                                                                          ==============          ==============

      See notes to unaudited condensed consolidated financial statements.

               INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (in thousands)

                                                                                             Nine Months Ended    Nine Months Ended
                                                                                             September 30, 2006   September 30, 2005
                                                                                             ------------------   ------------------
Cash Flows From Operating Activities:
 Net (loss) income ......................................................................      $         (420)      $        5,630
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization ......................................................               6,320                7,138
     Provision for bad debts ............................................................                 216                  369
     Loss on disposition of assets ......................................................                  17                  114
     Minority interest ..................................................................                (193)                (380)
     Deferred taxes .....................................................................                  44                  602
     Tax benefit from exercise of stock options .........................................                  --                  187
     Equity in loss of unconsolidated affiliate .........................................                  20                   --
     Changes in operating assets and liabilities:
         Accounts receivable ............................................................              (1,726)                 520
         Inventories ....................................................................                (133)               3,501
         Assets held in deferred compensation plan ......................................               1,641                2,156
         Prepaid and other current assets ...............................................              (1,968)                (200)
         Other non-current assets .......................................................                 120                  117
         Accounts payable ...............................................................                (321)              (2,932)
         Income taxes payable ...........................................................                (454)              (2,559)
         Deferred compensation ..........................................................              (1,429)              (1,853)
         Accrued and other liabilities ..................................................               2,618                  414
                                                                                               -----------------------------------
       Net cash provided by operating activities ........................................               4,352               12,824
                                                                                               -----------------------------------

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment .........................................              (3,693)              (5,238)
     Investment in unconsolidated affiliate .............................................                  --                 (247)
                                                                                               -----------------------------------
       Net cash used in investing activities ............................................              (3,693)              (5,485)
                                                                                               -----------------------------------

Cash Flows From Financing Activities:
     Repayment of Wachovia term note ....................................................                (401)                (401)
     Net repayments of Wachovia revolving credit facility ...............................              (2,243)                (105)
     Repayments of other debt and long term obligations .................................              (1,548)              (2,255)
     Proceeds from loans from minority interest partner .................................               1,400                   --
     Proceeds from issuance of common stock .............................................                 972                  699
     Tax benefit from exercise of stock options .........................................                 283                   --
                                                                                               --------------       --------------
       Net cash used in financing activities ............................................              (1,537)              (2,062)
                                                                                               --------------       --------------
Effect of exchange rate changes on cash and cash equivalents ............................                 159               (3,203)
                                                                                               --------------       --------------
Change in cash and cash equivalents .....................................................                (719)               2,074
Cash and cash equivalents, beginning of period ..........................................               4,087                4,184
                                                                                               --------------       --------------
Cash and cash equivalents, end of period ................................................      $        3,368       $        6,258
                                                                                               ==============       ==============

      See notes to unaudited condensed consolidated financial statements.

Note 1 Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by International Textile Group, Inc. (f/k/a Safety Components International, Inc.; the "Company") and its subsidiaries pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or stockholders' equity. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

Completion of Merger Transaction

      On October 20, 2006, the Company completed the previously announced merger transaction (the "Merger") between ITG Holdings, Inc. ("ITGH") and a wholly-owned subsidiary of the Company. See Note 11 for more information regarding the Merger.

NxGen Partnership

      On September 1, 2005 the Company exercised an option to acquire 49% of the ownership interests of NxGen Technologies, LLC ("NxGen"), which is in the business of designing airbags, airbag systems and inflator units. The Company exercised this option in connection with NxGen's entry into a License and Consulting Agreement with a major automotive supplier pursuant to which NxGen granted the supplier an exclusive, worldwide, royalty-bearing license to certain of NxGen's patents and patent know-how. The supplier paid NxGen an initial license fee and it is required to make two additional payments, which will be treated as prepaid royalties for subsequent sales, if and when validation and sales targets are met. If sales exceed the volume corresponding to the prepaid royalties, the supplier will pay NxGen an additional royalty for each airbag system sold using the licensed patents and know-how. The Company recognized approximately $764,000 (net of income taxes of $448,000) in equity in earnings of unconsolidated affiliate in connection with the exercise of the option and the allocation of the Company's proportionate share of NxGen's income from the receipt of the initial license fee from the supplier. As a result of the above and also the Company's receipt of a distribution from NxGen, the Company recorded an asset of approximately $237,000 (which represents the Company's ownership interest in this affiliate's equity) in the Company's balance sheet at December 31, 2005 in investment in unconsolidated affiliate. The Company will participate in NxGen's subsequent profits and losses pro rata in accordance with its equity ownership.

Segment Reporting

      Beginning in 2006, the Company reports in two segments. Certain amounts in prior periods have been restated to reflect two reporting segments consistent with the guidance offered by Statement of Financial Accounting Standards ("SFAS") No. 131. Prior to 2006, the Company reported as a single segment. See
Note 9 for more information regarding the Company's segment reporting. Also see the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for additional information on the Company's business.

Share-Based Compensation

      The Company adopted SFAS No. 123(R), "Share-Based Payment" effective January 1, 2006 using the modified prospective method. SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) eliminates the exception to account for such awards using the intrinsic value method previously allowable under Accounting Principles Board Opinion ("APB") No. 25. SFAS No. 123(R) applies to all awards granted after the effective date and is not applied to awards granted before the effective date except to the extent such awards are subsequently modified, repurchased or cancelled, and for unvested awards that exist as of the effective date. There were no unvested awards as of January 1, 2006 and there have been no awards granted, modified, repurchased or cancelled subsequent to the Company's adoption of SFAS No. 123(R) on January 1, 2006. Therefore, the adoption of SFAS No. 123(R) had no effect on the Company's financial position and results of operations for the three and nine months ended September 30, 2006. During the nine months ended September 30, 2006, there were exercises of 122,000 share options which resulted in a tax benefit of $283,000, which was recorded in cash flows from financing activities in the Company's condensed consolidated statements of cash flows. The adoption of SFAS No. 123(R) amended SFAS No. 95 which now requires the Company to record tax benefits from exercise of share options as a financing activity. Prior to the adoption of SFAS 123(R), the Company appropriately recorded excess tax benefits from exercise of share options as a non-cash adjustment to net income within cash flows from operating activities. Other than the 2001 Stock Option Plan described below, at September 30, 2006, the Company's board of directors had not developed a new, alternative or supplemental share option plan. Should future share option plans be created or awards be granted, the award of share options may have a material effect on the Company's financial position and results of operations.

      On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan ("Stock Option Plan") became effective pursuant to stockholder approval. The Stock Option Plan provides for the grant of share options to purchase up to an aggregate of 900,000 shares of the Company's common stock to key officers, employees, directors and consultants of the Company or its affiliates. Unless designated otherwise by the Compensation Committee of the Board of Directors (the "Compensation Committee"), share options granted pursuant to the Stock Option Plan are not intended to be incentive stock options as defined by the U.S. Internal Revenue Code. The Compensation Committee determines the exercise price and the term of share options granted pursuant to the Stock Option Plan at the time of each grant. As of September 30, 2006, share options to purchase a total of 700,100 shares of common stock had been granted by the Compensation Committee to employees and outside directors. All share options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Prior to the adoption on January 1, 2006 of SFAS No. 123(R) noted above, the Company applied the principles of APB No. 25 in accounting for employee share option grants. As all options were fully vested at September 27, 2003 and no further options have been granted subsequent to September 27, 2003, no pro forma fair value compensation cost was created. Therefore a reconciliation of net income to net income as affected by pro forma fair value compensation cost is not disclosed for any periods subsequent to September 27, 2003.

      There were no share options outstanding and exercisable as of September 30, 2006. There were 264,900 share options outstanding and exercisable as of December 31, 2005 and September 30, 2005. It is the Company's policy to issue new shares upon the exercise of options under its Stock Option Plan. No shares are issued from the Company's treasury shares upon the exercise of such options nor does the Company offer to settle option exercises using cash. During the nine months ended September 30, 2006, there were 122,000 options exercised with an aggregate intrinsic value of $756,000, 142,900 options forfeited and no options expired or granted. For the 122,000 options exercised in the nine months ended September 30, 2006, the Company received proceeds of $972,000 and recorded a related excess tax benefit of $283,000 to cash flows from financing activities. For the nine months ended September 30, 2005, the Company received proceeds of $699,000 and recorded a related tax benefit of $187,000 to cash flows from operating activities from the exercise of 89,300 options.

      In connection with the Merger, the Company adopted the existing equity incentive plans of ITGH and provided that shares of the Company's common stock would be issuable pursuant to outstanding equity awards thereunder. See Note 11 for more information on the shares issuable thereunder.

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

Note 2 Inventories

      Inventories reported on the Company's condensed consolidated balance sheets were as follows (unaudited and in thousands):

                                September 30, 2006     December 31, 2005
                                ----------------------------------------
         Raw materials              $     9,448            $     8,357
         Work-in-process                  6,242                  6,523
         Finished goods                  10,696                 10,677
                                    ----------------------------------
           Total                    $    26,386            $    25,557
                                    ==================================

Note 3 Credit Facilities

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern), that at September 30, 2006 was composed of an aggregate $35.0 million revolving credit facility (the "Wachovia Revolver") and two term loans. On October 6, 2006, the Company amended the Wachovia Revolver to (i) extend the term for two years, to October 8, 2008 and (ii) provide for an increase in the amount of certain permitted intercompany indebtedness from $10,000,000 to $20,000,000. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at September 30, 2006 was approximately $8,000. The Wachovia Revolver also includes a $5.0 million letter of credit sub-facility, which was unutilized at September 30, 2006.

      As part of that credit facility, the Company has a term loan with Wachovia (the "Wachovia Term A loan") under which $1.1 million was outstanding as of September 30, 2006 and of which approximately $534,000 was included in current portion of long-term debt on the Company's condensed consolidated balance sheets. The Wachovia Term A loan is payable in equal monthly installments of approximately $45,000, with the unpaid principal amount due on October 8, 2008. Additional amounts are not available for borrowing under the Wachovia Term A loan. The Company also has a second term loan under that facility (the "Wachovia Term B loan" and, collectively with the Wachovia Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which there was no availability as of September 30, 2006. At September 30, 2006, the Company's availability for additional borrowings was approximately $20.0 million based on borrowing base constraints and was approximately $35.0 million based on the maximum allowable limit under the Wachovia Facilities.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA (as defined in the Wachovia Facilities), less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. At September 30, 2006, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit. At September 30, 2006, the interest rate on the Wachovia Revolver and Term A loan was 8.25% per annum.

      Under the Wachovia Revolver and Wachovia Term A loan, the Company is subject to a covenant that requires it to maintain a certain tangible net worth. If the Company has borrowings outstanding under the Wachovia Term B loan, it is subject to additional financial covenants that require the Company: (i) to maintain EBITDA (as defined in the Wachovia Facilities) of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio (as defined in the Wachovia Facilities) of no less than a specified amount, (iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and (iv) not to make capital expenditures in excess of specified amounts. In addition, the Company would be required to repay the Wachovia Term B loan to the extent of certain excess cash flow.

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At September 30, 2006, the Company was in compliance with all financial and non-financial covenants. (The Company obtained a waiver of non-compliance from Wachovia in 2003 for not dissolving an inactive subsidiary, which waiver remains in effect.) Subsequent to March 31, 2006 and prior to filing its quarterly report on Form 10-Q for the quarter ended March 31, 2006 (which was not timely filed with the SEC), the Company obtained a waiver from Wachovia for non-compliance with a covenant requiring timely filing with the SEC of its periodic reports. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

      On October 20, 2006, in connection with the completion of the Company's combination with ITGH described in Note 11 below, the Company, as guarantor, certain of its subsidiaries and Wachovia entered into Amendment No. 7 (the "Amendment") to the Wachovia Facilities. The Amendment provided Wachovia's consent to the consummation of the transaction with ITGH and amended the Wachovia Facilities to provide that ITGH and its subsidiaries may not be borrowers, or receive proceeds from loans or advances, thereunder.

Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage loan dated June 4, 1997. This amendment extended the due date of the mortgage loan for five years to expire on March 30, 2007, established an interest rate of 1.7% over EURIBOR (EURIBOR was 2.3% at September 30, 2006), requires monthly payments of interest and principal of approximately $91,000 and provides that the loan thereunder is secured by the real estate assets of the Company's subsidiary in the Czech Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this loan. At September 30, 2006, approximately $547,000 was outstanding under the HVB loan.

      In March 2006, the Company's China joint venture obtained a loan from the joint venture's minority interest partner and received proceeds of $840,000. This loan was issued within the terms of the China joint venture agreement which allows the Company and its minority interest partner to continue to fund the development of the China joint venture using a combination of loans and/or capital contributions. Because the terms of the loan agreement do not specify interest, the Company has discounted the loan using an annual interest rate of 10%, resulting in discounted interest of $274,000. At September 30, 2006, approximately $594,000 was outstanding on this loan which matures in March 2010.

      In September 2006, the Company's China joint venture obtained a loan from the joint venture's minority interest partner and received proceeds of $560,000. This loan was issued within the terms of the China joint venture agreement which allows the Company and its minority interest partner to continue to fund the development of the China joint venture using a combination of loans and/or capital contributions. Because the terms of the loan agreement do not specify interest, the Company has discounted the loan using an annual interest rate of 10%, resulting in discounted interest of $183,000. At September 30, 2006, approximately $377,000 was outstanding on this loan which matures in October 2010.

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

                                                       Quarter ended     Quarter ended     Nine months ended   Nine months ended
                                                       September 30,     September 30,       September 30,       September 30,
                                                            2006              2005               2006                 2005
                                                      --------------------------------------------------------------------------
Weighted average number of common shares used
     in basic earnings per share                            5,507             5,385              5,438               5,365
Effect of dilutive share  options                              --                68                 --                  78
                                                      --------------------------------------------------------------------------
Weighted average number of common shares and
    potentially dilutive common shares outstanding
    used in diluted earnings per share                      5,507             5,453              5,438               5,443
                                                            =====             =====              =====               =====

Note 5 Comprehensive Income

      The components of comprehensive (loss) income are as follows (unaudited) (in thousands):

                                    Quarter ended       Quarter ended      Nine months ended    Nine months ended
                                    September 30,       September 30,        September 30,        September 30,
                                         2006                2005                2006                  2005
                                    -----------------------------------------------------------------------------
Net (loss) income                     $  (2,140)           $   1,546         $    (420)             $   5,630
Foreign currency
   translation adjustment                   490                 (706)            2,611                 (5,601)
Unrealized (loss) gain on
hedging transactions, net of
taxes                                        --                  (44)               --                    149
                                      -----------------------------------------------------------------------
Comprehensive (loss) income           $  (1,650)           $     796         $   2,191              $     178
                                      =======================================================================

Note 6 Commitments and Contingencies

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

      On November 3, 2005, a former employee filed a complaint against the Company and its subsidiaries Safety Components Fabric Technologies, Inc., and Automotive Safety Components International, Inc., in U.S. District Court, District of South Carolina (the "Complaint"). On April 3, 2006, the Company resolved the Complaint for an amount that is not material to the Company.

      The Company was involved in a dispute with a former senior employee regarding certain severance payments allegedly owed by the Company to the former employee. On September 28, 2006, the Company resolved the matter on confidential terms not material to the Company.

      Asbestos materials have existed at the Company's Greenville, South Carolina facility since before the facility was acquired by the Company, and applicable regulations would require the Company to handle and dispose of the asbestos in a special manner if the facility were to undergo certain major renovations or if it were demolished. Financial Accounting Standards Board ("FASB") Interpretation No. 47 "Accounting for Conditional

Asset Retirement Obligations" ("FIN 47") provides additional guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligations." In accordance with FIN 47, the Company has not recognized a liability associated with this obligation because the fair value of such liability cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of the facility. The Company expects to maintain the facility by repairs and maintenance activities that would not involve the removal of any asbestos and has not identified any need for major renovations caused by technology changes, operational changes or other factors. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

      As of September 30, 2006,  the Company has remaining  commitments  for the funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $852,000 and, with respect to the China joint venture agreement, the intention, but not an obligation, to fund its share of this China joint venture through possible loan or capital contributions of up to $3.6 million.

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

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 1, 2006 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. At September 30, 2006, the Company had outstanding forward exchange contracts that mature between October 2006 and December 2006 to purchase Mexican pesos with an aggregate notional amount of approximately $2.5 million. The fair values of these contracts at September 30, 2006 totaled approximately ($101,000) which is recorded as a liability on the Company's balance sheet in accrued and other current liabilities. Changes in the derivatives' fair values are recorded in the condensed consolidated statements of operations as other (income) expense.

      Certain intercompany sales at the Company's Greenville, South Carolina facility are denominated and settled in Euros and its operating expenses are paid in U.S. dollars. To reduce exposure to fluctuations in the Euro and U.S. dollar exchange rates, the Company entered into forward contracts on January 24, 2006 to buy U.S. dollars with Euros for periods and amounts consistent with the related, underlying forecasted sales. At September 30, 2006, the Company had outstanding forward exchange contracts that mature between October 2006 and December 2007 to purchase U.S. dollars with an aggregate notional amount of approximately $13.1 million. The fair values of these contracts at September 30, 2006 totaled approximately ($353,000) of which ($302,000) is recorded as a liability on the Company's balance sheet in accrued and other current liabilities and ($51,000) is recorded as a liability on the Company's balance sheet in other long-term liabilities. Changes in the derivatives' fair values are recorded in the condensed consolidated statements of operations as other (income) expense.

Note 8 Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2006, the Company and/or various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities (as defined above) and a note payable to a bank in the Czech Republic (see Note 3, "Credit Facilities" above), and are party to derivative forward contracts involving foreign currency with a U.S. bank (together, the "Guarantee Facilities"). The Guarantee Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Guarantee Facilities. The guarantees are in effect for the duration of the related Guarantee Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Note 9 Operating Segments

      As of September 30, 2006, the Company operated as a U.S.-based global manufacturer of automotive airbag and technical fabrics and automotive airbag cushions, with operations principally in North America, Europe, China and South Africa. As a result of a change in ownership of the Company in December 2005, beginning in the Company's first quarter of 2006 management began examining its results of operations for the fabric and cushion operations separately. In doing so, the Company's chief operating decision maker ("CODM") began to allocate resources accordingly. Consequently, the Company has re-assessed its segment reporting as required by SFAS 131 and determined that it operates in two reportable segments beginning in the first quarter of 2006: fabric and cushion. The reporting of the Company's operations in two segments is consistent with how the Company is managed and how resources are allocated by the CODM. Prior to the Company's first quarter of 2006, the Company determined that it operated in one reportable segment based on the prior practice of resource allocation by the CODM and criteria enumerated in SFAS 131. Certain amounts in prior periods have been restated to present this two-segment approach consistent with the guidance offered by SFAS 131. A description of the products and services provided by each of the reportable segments follows.

      Fabric - Automotive airbag and industrial fabrics produced in Greenville, South Carolina. A portion of automotive airbag fabric is sold to the Company's airbag cushion facilities in North America and Europe.

      Cushion - Automotive airbag cushions produced in North America, Europe, China and South Africa by cutting and assembling airbag fabric and components. Automotive airbag cushions are sold to automotive airbag module integrators (Tier I suppliers) who incorporate these cushions into the final airbag assembly used in motor vehicles for the global automotive markets.

The following income and expense items are not included in segment profit before taxes:

      o Corporate expense and other, which primarily represents costs associated with corporate staff and related expenses, including certain compliance and litigation costs and expenses associated with changes of control.

      o Financing cost, which represents debt-related interest and certain other costs.

                                                            Quarter ended                        Nine months ended
                                         Quarter ended      September 30,        Nine months       September 30,
                                         September 30,           2005          ended September          2005
                                             2006           (as restated)          30, 2006        (as restated)
                                         -------------------------------------------------------------------------
Sales to external customers:
    Fabric                               $    11,109         $    11,867         $    34,954         $    37,992
    Cushion                                   40,639              38,695             130,600             130,190
                                         -----------------------------------------------------------------------
Total sales                              $    51,748         $    50,562         $   165,554         $   168,182
                                         =======================================================================

(Loss) earnings before taxes:
    Fabric                               $      (739)        $      (428)        $      (771)        $     1,180
    Cushion                                      (44)              1,625               5,960               9,259
                                         -----------------------------------------------------------------------
Segment earnings before taxes                   (783)              1,197               5,189              10,439
    Corporate expense and other               (2,147)               (872)             (6,348)             (4,205)
                                         -----------------------------------------------------------------------
(Loss) earnings before income taxes      $    (2,930)        $       325         $    (1,159)        $     6,234
                                         =======================================================================

Capital expenditures:
    Fabric                                                                       $       495         $       717
    Cushion                                                                            3,147               3,500
    Corporate                                                                             51               1,021
                                                                                 -------------------------------
                                                                                 $     3,693         $     5,238
                                                                                 ===============================
Depreciation and amortization:
    Fabric                               $       486         $       461         $     1,438         $     1,326
    Cushion                                    1,499               1,754               4,532               5,596
    Corporate                                    126                  67                 350                 201
                                         -----------------------------------------------------------------------
                                         $     2,111         $     2,282         $     6,320         $     7,123
                                         =======================================================================
Inter-segment sales:
    Fabric                               $     2,728         $     3,034         $     8,219         $    11,105

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are eliminated in consolidation at the corporate level. Intercompany profit in inventory is excluded from segment assets.

The following table presents certain balance sheet information by reportable segment:

                                           September 30,     December 31,
                                                2006             2005
                                                            (as restated)
                                            -----------------------------
Segment assets:
        Fabric                              $    31,892       $    32,742
        Cushion                                  79,911            76,226
                                            -----------------------------
 Segment assets                             $   111,803       $   108,968
        Corporate                                 6,892             7,331
                                            -----------------------------
 Identifiable assets                        $   118,695       $   116,299
 Deferred tax assets                              1,141             2,055
                                            -----------------------------
    Total assets                            $   119,836       $   118,354
                                            =============================

Segment assets primarily consist of accounts receivable, inventories, property, plant and equipment and intangible assets. Corporate assets principally consist of cash and cash equivalents, income tax receivable, assets held in deferred compensation plan and certain fixed assets.

Note 10 Recent Accounting Pronouncements

      On January 1, 2006, the Company adopted FASB SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The adoption of SFAS No. 151 on January 1, 2006 had no material effect on the Company's financial position and results of operations.

      On January 1, 2006,  the  Company  adopted  SFAS No.  123(R),  Share-Based
Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. The adoption of SFAS No. 123(R) on January 1, 2006 had no material effect on the Company's financial position and results of operations. See Share-Based Compensation in Note 1 to the Company's condensed consolidated financial statements for more disclosure on SFAS No. 123(R) and the effects of adoption on the Company's statements of cash flows.

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

      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company's first quarter of 2007. The Company is currently in the process of evaluating the impact of FIN 48 on the Company's results of operations, financial position and related disclosures.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

      In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employer's Accounting for Pensions" or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (c) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The requirements of SFAS No. 158 are to be applied prospectively upon adoption. The Company is currently in the process of assessing the impact the adoption of SFAS No. 158 will have on its financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements of the first fiscal year ending after November 15, 2006. The Company is currently evaluating what effect, if any, adoption of SAB 108 will have on the Company's financial statements.

Note 11 Subsequent Event

Completion of Merger Transaction

      On October 20, 2006, the Company completed the previously announced Merger between ITGH and a wholly-owned subsidiary of the Company.

      As a part of the Merger, shares of ITGH common stock were exchanged for shares of common stock of the Company at a ratio of 1.4739 shares of ITGH common stock for one share of the Company's common stock, resulting in the issuance of 11,363,783 additional shares of the Company's common stock. In connection with the Merger, ITGH became a wholly-owned subsidiary of the Company, and the Company changed its name to "International Textile Group, Inc." The Company's common stock continues to trade on the over-the-counter (OTC) bulletin board, now trading under the symbol ITXN.

      In connection with the completion of the Merger, the Company adopted the ITGH Equity Incentive Plan ( the "Incentive Plan") and the ITGH Stock Option Plan for Non-Employee Directors (the "Non-Employee Director Plan") and provided that outstanding share options thereunder were exercisable for shares of the Company's common stock on the terms and conditions as were applicable to each award prior to the Merger, after applying the exchange ratio and related adjustments set forth in the merger agreement. As a result, as of October 20, 2006, there were options to purchase 597,081 shares of the Company's common stock outstanding under the Incentive Plan, and options to purchase 33,587 shares of the Company's common stock outstanding under the Non-Employee Director Plan. No future share option grants are permitted to be made under either of these plans. In addition, of the 11,363,783 shares of common stock issued to the former ITGH stockholders, 612,220 shares are shares of restricted stock that were issued in exchange for shares of ITGH restricted stock held by officers and employees and are subject to vesting criteria consistent with the terms of the equity awards originally made by ITGH.

      As a result of the Merger, the Company relocated its headquarters to Greensboro, North Carolina, and now operates in five primary businesses: safety textiles (automotive airbag fabric and cushions), bottom-weight woven apparel fabrics (including denim, synthetic and worsted fabrics), interior furnishings (including mattress fabrics and upholstery fabrics), government uniform fabrics (including fabrics for military dress uniforms and camouflage battle dress uniforms) and specialty fabrics and services (including commission printing and finishing).

      In connection with the completion of the Merger, and pursuant to the terms of the agreement governing the Merger, the board of directors of the Company declared a common stock dividend of one-ninth (1/9th) of one share of common stock for each share of common stock outstanding immediately prior to the Effective Time, which was payable to the holders of record of the Company's common stock as of the close of business on October 20, 2006. The 612,094 shares of the Company's common stock issued pursuant to such common stock dividend are referred to as the "Dividend Shares." In accordance with the terms and conditions of the Merger, the Dividend Shares will be held in escrow for a period of up to 18 months to satisfy potential claims for indemnification that may be made on behalf of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

      On October 20, 2006, the Company completed the previously announced merger transaction (the "Merger") between ITG Holdings, Inc. (f/k/a International Textile Group, Inc.) ("ITGH") and a wholly-owned subsidiary of the Company. As a part of the Merger, shares of ITGH common stock were exchanged for shares of common stock of the Company at a ratio of 1.4739 shares of ITGH common stock for one share of the Company's common stock. In connection with the Merger, ITGH became a wholly-owned subsidiary of the Company, and the Company changed its name to "International Textile Group, Inc."

      With the merger of the companies, the Company is a global, diversified provider of automotive, apparel and interior furnishings fabrics and textile solutions. ITGH supplies to leading woven apparel manufacturers, wholesalers and retailers, interior furnishings and industrial markets, and the U.S. Government with current operations in North America and planned facilities in China, Nicaragua and Vietnam. The Company believes it is one of the world's largest producers of denim fabric and that it is the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers, and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products.

      In addition, through the safety textiles business unit, the Company is also a leading low-cost independent supplier of high quality automotive airbag fabric and airbag cushions with operations in North America, Europe, China and South Africa. Through that business unit, the Company sells airbag fabric in North America and airbag cushions worldwide to airbag module integrators ("Tier 1 suppliers") that outsource production of those products. The Company also believes that it is a leading manufacturer of value added technical fabrics used in a variety of niche industrial and commercial applications in North America and Europe.

      Upon completion of the Merger, the Company relocated its headquarters to Greensboro, North Carolina, and now operates in five primary businesses: safety textiles (automotive airbag fabric and cushions), bottom-weight woven apparel fabrics (including denim, synthetic and worsted fabrics), interior furnishings (including mattress fabrics and upholstery fabrics), government uniform fabrics (including fabrics for military dress uniforms and camouflage battle dress uniforms) and specialty fabrics and services (including commission printing and finishing).

      Except as otherwise noted, the discussion and analysis of the Company's financial condition and results of operations that follows is based on the Company's operations as of September 30, 2006, which were limited to the businesses currently conducted through the former Safety Components International, Inc.

Outlook

      The Company expects that it will continue to be affected by various prevailing general economic conditions. The slowing growth rate of the U.S. gross domestic product, and higher interest rates and oil prices have impacted, and are expected to continue to impact, the Company's results of operations. As a result, the Company is facing increased retailer conservatism entering the holiday season and continued slow consumer purchasing across the Company's product line spectrum, as well as higher energy and raw material prices.

      The Company believes that Tier 1 suppliers will continue to outsource a portion of their airbag cushion requirements as they focus on the development of proprietary technologies. However, decreased overall demand in the automotive market may increase the likelihood of decisions by Tier 1 suppliers to curtail outsourcing and begin production of certain programs using their own facilities to better utilize their own in-house capacity.

      Like the automotive supply industry generally, the Company continues to experience significant competitive pressure for its airbag fabrics and airbag cushions. The Company expects that it will continue to experience competitive pressures and although it believes that it has good working relationships with its customers due to its manufacturing capabilities, quality products and service, it cannot give assurances that purchases by Tier 1 suppliers will continue at or near their current levels.

      Furthermore, the U.S. and global textile industries continue to undergo changes in geographic demand and sourcing as textile industry participants, including customers of the Company, continue to seek lower prices for fabrics and finished textile products. As a result U.S.-sourced apparel products have declined and imports to the United States have increased.

      In response to these developments, the Company is continuing to expand operations outside of the United States and Western Europe to provide low-cost textile manufacturing platforms that are closely integrated and geographically aligned with its customers' supply chains. The Company is developing global manufacturing operations that allow it to diversify both geographically and by customer sourcing patterns. The Company believes that such a platform will provide flexibility to address customer relationships and mitigate market risks. This is expected to give the Company the ability to deliver products promptly and cost competitively and position the Company to be a preferred provider of fabrics and textile solutions on a global basis.

      A number of significant uncertainties are impacting the outlook for the Company's financial results for the remainder of 2006 and beyond. See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A below for a discussion of the material risks facing the Company.

Results of Operations

      Overview. During 2005, the Company's principal yarn materials supplier implemented a price increase of approximately 4% on its raw materials being purchased by the Company's North America airbag fabric weaving facility. The Company's airbag cushion manufacturing facilities also incurred similar raw material price increases. As a result of these increases, the Company commenced negotiations with its global customers with respect to product sale prices.
However, its efforts were only partially successful in either reaching agreements to implement price increases or reducing the impact of future sales price reductions. The Company's profit margins have been adversely impacted as a result of this material cost inflation.

      During the third quarter of 2006, the Company's principal yarn materials supplier announced a price increase of approximately 5% on its raw materials being purchased by the Company's North America airbag fabric weaving facility, to be effective mid-fourth quarter. The Company's airbag cushion manufacturing facilities are also expected to incur similar raw material price increases. As a result of these announced increases, the Company commenced negotiations with its global suppliers and customers to pass along any cost increase. However, the result of its efforts may not be successful and, therefore, the Company's profit margins may be further adversely impacted as a result of this material cost increase.

      During the first nine months of 2006, the Company continued to develop its airbag cushion joint venture businesses in China and South Africa. Although sales at the China and South Africa joint ventures were relatively low during the first nine months of 2006, revenues have increased gradually and profitability at these operations is expected to be achieved when production reaches planned capacity and certain ramp-up costs are eliminated in mid-2007.

      Segments. As a result of the change in ownership of the Company in December 2005, beginning in the Company's first quarter of 2006 management began examining its results of operations for the fabric and cushion operations separately. In doing so, the Company's chief operating decision maker began to allocate resources accordingly. Consequently, the Company has re-assessed its segment reporting as required by SFAS 131 and the Company determined that it operates in two reportable segments beginning in the first quarter of 2006. A description of the products and services provided by each of the reportable segments follows.

      Fabric - Automotive airbag and industrial fabrics produced in Greenville, South Carolina. A portion of automotive airbag fabric is sold to the Company's airbag cushion facilities in North America and Europe.

      Cushion - Automotive airbag cushions produced in North America, Europe, China and South Africa by cutting and assembling airbag fabric and components. Automotive airbag cushions are sold to automotive airbag module integrators who incorporate these cushions into the final airbag assembly used in motor vehicles for the global automotive markets.

Consolidated Results of Operations

      The following table summarizes the results of operations for the Company for the quarters and nine-month periods ended September 30, 2006 and September 30, 2005:

                                              Quarter ended         Quarter ended       Nine months ended     Nine months ended
                                              September 30,          September 30,        September 30,         September 30,
(In thousands)                                     2006                  2005                 2006                  2005
                                             ----------------------------------------------------------------------------------
Net sales                                      $    51,748           $    50,562           $   165,554           $   168,182
Cost of sales, including depreciation               49,613                46,622               152,768               148,863
Selling, general and
  administrative expenses                            4,067                 3,642                12,435                12,305
Expenses associated with merger                      1,217                    --                 1,663                    --
Other (income) expense                                (358)                 (184)                 (632)                  290
Interest expense                                       139                   157                   479                   490
(Benefit from) provision for
  income taxes                                        (791)                  163                  (566)                2,196
Minority interest                                        1                  (172)                 (193)                 (380)
Equity in (income) loss from
  unconsolidated affiliate                              --                (1,212)                   20                (1,212)
Net (loss) income                                   (2,140)                1,546                  (420)                5,630

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005.

      NET SALES. Net sales increased $1.2 million, or 2.3%, to $51.7 million for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The increase in net sales resulted from the positive effect of approximately $1.3 million of favorable changes in foreign currency exchange rates compared to the quarter ended September 30, 2005 and sales at the Company's cushion operations in China and South Africa which added net sales of $1.8 million, as those joint ventures ramp-up new programs awarded during 2006, as compared to no sales at the joint ventures for the quarter ended September 30, 2005. These increases in net sales were partially offset by decreases in net sales which resulted primarily from declining volumes on some of the Company's current fabric programs for vehicle platforms that are experiencing weakened demand in 2006.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales increased $3.0 million, or 6.4%, to $49.6 million for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. Cost of sales as a percentage of net sales increased to 95.9% for the quarter ended September 30, 2006 from 92.2% for the quarter ended September 30, 2005. The increase in cost of sales in amount and as a percentage of net sales is primarily a result of the increase in net sales noted above and inflation-related price increases for raw materials and supplies as noted above, partially offset by a decrease in depreciation expense of approximately $0.2 million due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.4 million, or 11.7%, to $4.1 million for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The increase in selling, general and administrative expenses was attributable primarily to severance costs at the Company's corporate office which increased approximately $0.3 million over the comparable period last year. Selling, general and administrative expenses as a percentage of net sales increased to 7.9% for the quarter ended September 30, 2006 from 7.2% for the quarter ended September 30, 2005 as a result of the above.

      EXPENSES ASSOCIATED WITH MERGER. Expenses associated with the Merger were $1.2 million for the quarter ended September 30, 2006 compared to no costs for the quarter ended September 30, 2005. These expenses were attributable to the professional fees and costs at the corporate level associated with the Merger described above.

      OTHER INCOME. The Company recognized other income of $0.4 million for the quarter ended September 30, 2006 compared to other income of $0.2 million for the quarter ended September 30, 2005. Other income was realized primarily from gains of approximately $0.4 million at the corporate level resulting from recording the fair values of the Company's derivative forward contracts. Net foreign transaction gains of approximately $0.02 million during the quarter ended September 30, 2006 resulted from positive changes in foreign currency exchange rates of approximately 2.1% from those at June 30, 2006. Net foreign transaction gains of approximately $0.2 million during the quarter ended September 30, 2005 resulted from positive changes in foreign currency exchange rates of approximately 2.3% from those at June 30, 2005.

      INTEREST EXPENSE. Interest expense decreased $0.02 million, or 11.5%, to $0.1 million for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The weighted average interest rate for all Company debt increased to 7.3% from 5.5% while the average outstanding debt decreased to $3.6 million from $4.7 million for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. Because a substantial portion of the Company's debt bears interest at variable rates based on the prime rate, the increase in the Company's weighted average interest rate is primarily attributable to the 175 basis point increase in the prime rate over the past 12 months.

      (BENEFIT FROM) PROVISION FOR INCOME TAXES. The benefit from income taxes for the quarter ended September 30, 2006 was approximately $0.8 million compared to a provision for income taxes of approximately $0.2 million for the quarter ended September 30, 2005. The Company's effective tax benefit rate for the quarter ended June 30, 2006 was 27.0% compared to 50.2% for the quarter ended September 30, 2005. The effective tax rate of the benefit from income taxes for the quarter ended September 30, 2006 was primarily the result of the Company's 39% benefit for U.S. subsidiaries and a benefit for state tax adjustments (net of a valuation allowance for expected recoverability of net operating loss carryforwards), partially offset by lower effective tax rates on losses at its foreign subsidiaries.

      MINORITY INTEREST. The China joint venture began producing and selling airbag cushions in October 2005, and the South Africa joint venture began selling airbag cushions in March 2006. Minority interest in income of consolidated subsidiaries represents the amount of income attributable to the Company's unaffiliated joint venture partners for the pre-production activities and operating results from the China and South Africa joint ventures.

      EQUITY IN LOSS (INCOME) FROM UNCONSOLIDATED AFFILIATE. The Company did not recognize equity in loss from unconsolidated affiliate for the quarter ended
September 30, 2006 compared to equity in earnings of $1.2 million for the quarter ended September 30, 2005. Equity in loss from unconsolidated affiliate was realized from the Company's share in the losses of the unconsolidated affiliate in which the Company acquired its 49% ownership interest in September 2005. In 2005, the Company realized equity in earnings from unconsolidated affiliate primarily from the receipt of approximately $1.2 million, representing the Company's net share in a one-time payment for the license of patent and related technology from the Company's unconsolidated affiliate.

      NET LOSS. The Company's net loss was $2.1 million for the quarter ended September 30, 2006 compared to net income of $1.5 million for the quarter ended September 30, 2005. This change in net income resulted from a combination of the items discussed above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

      NET SALES. Net sales decreased $2.6 million, or 1.6%, to $165.6 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in net sales resulted primarily from the adverse effect of approximately $1.4 million of unfavorable changes in foreign currency exchange rates compared to the nine months ended September 30, 2005. The Company's cushion operations in China and South Africa had net sales of $4.6 million arising from the gradual ramp-up of new programs awarded during the nine months ended September 30, 2006 as compared to no sales for the nine months ended September 30,

2005. The remainder of the $5.8 million decrease in net sales over the comparable period last year resulted from declining volumes on some of the Company's current fabric and airbag cushion programs for vehicle platforms that have decreased or are being phased out during 2006.

      COST OF SALES, INCLUDING DEPRECIATION. Cost of sales increased $3.9 million, or 2.6%, to $152.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Cost of sales as a percentage of net sales increased to 92.3% for the nine months ended September 30, 2006 from 88.5% for the nine months ended September 30, 2005. The increase in cost of sales in amount and as a percentage of net sales is primarily a result of the fixed cost component of cost of sales not being reduced in proportion to the decrease in net sales in the corresponding time periods, as well as inflationary increases for raw materials and supplies as noted above, offset by a decrease in depreciation expense of approximately $0.8 million due to the maturation of the depreciable lives of certain property, plant and equipment.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.1 million, or 1.1%, to $12.4 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in selling, general and administrative expenses is attributable primarily to increased severance costs at the corporate level, partially offset by reduced professional fees from the comparable period last year. Selling, general and administrative expenses as a percentage of net sales increased to 7.5% for the nine months ended September 30, 2006 from 7.3% for the nine months ended September 30, 2005 as a result of the above.

      EXPENSES ASSOCIATED WITH MERGER. Expenses associated with the Merger were $1.7 million for the nine months ended September 30, 2006 compared to no costs for the nine months ended September 30, 2005. These expenses were attributable to the professional fees and costs at the corporate level associated with the Merger described above.

      OTHER (INCOME) EXPENSE. The Company recognized other income of $0.6 million for the nine months ended September 30, 2006 compared to other expense of $0.3 million for the nine months ended September 30, 2005. Other income was realized primarily from foreign transaction gains from the revaluation of intercompany balances between the Company's European subsidiaries and the U.S. parent company and was partially offset by losses of approximately $0.4 million resulting from recording the fair values of the Company's derivative forward contracts. Net foreign transaction gains of approximately $1.0 million during the nine months ended September 30, 2006 resulted from positive changes in foreign currency exchange rates of approximately 8.6% from those at December 31, 2005. Net foreign transaction losses of approximately $0.3 million during the nine months ended September 30, 2005 resulted primarily from negative changes in foreign currency exchange rates of approximately 9.8% from those at December 31, 2004.

      INTEREST EXPENSE. Interest expense decreased $0.01 million, or 2.2%, to $0.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The weighted average interest rate for all Company debt increased to 6.9% from 5.2% while the average outstanding debt decreased to $5.7 million from $6.2 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Because a substantial portion of the Company's debt bears interest at variable rates based on the prime rate, the increase in the Company's weighted average interest rate was primarily attributable to the 175 basis point increase in the prime rate over the past 12 months.

      (BENEFIT FROM) PROVISION FOR INCOME TAXES. The benefit from income taxes for the nine months ended September 30, 2006 was approximately $0.6 million compared to a provision for income taxes of approximately $2.2 million for the nine months ended September 30, 2005. The Company's effective tax rate for the nine months ended September 30, 2006 was 48.8% compared to 35.2% for the nine months ended September 30, 2005. The high effective tax rate of the benefit from income taxes for the nine months ended September 30, 2006 resulted primarily from the Company recognizing certain deferred tax assets related to its operations in Germany combined with benefits for changes in state income tax laws and state tax adjustments (net of a valuation allowance for expected recoverability of net operating loss carryforwards), partially offset by not recognizing a tax benefit for losses of approximately $0.2 million incurred at its joint venture operations in China and South Africa.

      MINORITY INTEREST. The China joint venture began producing and selling airbag cushions in October 2005, and the South Africa joint venture began selling airbag cushions in March 2006. Minority interest in loss of consolidated subsidiaries represents the amount of loss attributable to the Company's unaffiliated joint venture partners for the pre-production activities and operating results from the China and South Africa joint ventures.

      EQUITY IN LOSS (INCOME) FROM UNCONSOLIDATED AFFILIATE. The Company recognized equity in loss from unconsolidated affiliate of $0.02 million for the nine months ended September 30, 2006 compared to equity in earnings of $1.2 million for the nine months ended September 30, 2005. Equity in loss from unconsolidated affiliate was realized from the Company's share in the losses of the unconsolidated affiliate in which the Company acquired its 49% ownership interest in September 2005. In 2005, the Company realized equity in earnings from unconsolidated affiliate primarily from the receipt of approximately $1.2 million representing the Company's net share in a one-time payment for the license of patent and related technology from the Company's unconsolidated affiliate.

      NET LOSS. The Company's net loss was $0.4 million for the nine months ended September 30, 2006 compared to net income of $5.6 million for the nine months ended September 30, 2005. This change in net income resulted from a combination of the items discussed above.

Segment Results of Operations

      The following table reconciles segment sales and (loss) earnings before taxes to consolidated sales and (loss) earnings before taxes for the quarters and nine-month periods ended September 30, 2006 and 2005:

                                                                                                            Nine months ended
                                                                   Quarter ended        Nine months ended     September 30,
                                            Quarter ended        September 30, 2005       September 30,            2005
(In thousands)                           September 30, 2006        (as restated)               2006           (as restated)
                                         ------------------------------------------------------------------------------------
Sales:
Fabric                                       $    11,109            $    11,867             $    34,954        $    37,992
Cushion                                           40,639                 38,695                 130,600            130,190
                                             -----------------------------------------------------------------------------
                                             $    51,748            $    50,562             $   165,554        $   168,182
                                             =============================================================================
(Loss) earnings before taxes:
Fabric                                       $      (739)           $      (428)            $      (771)       $     1,180
Cushion                                              (44)                 1,625                   5,960              9,259
                                             -----------------------------------------------------------------------------
  Segment (loss) earnings before taxes              (783)                 1,197                   5,189             10,439
Corporate                                         (2,147)                  (872)                 (6,348)            (4,205)
                                             -----------------------------------------------------------------------------
(Loss) earnings before taxes                 $    (2,930)           $       325             $    (1,159)       $     6,234
                                             =============================================================================

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005.

Fabric

      SALES. Sales for the fabric segment decreased $0.8 million, or 6.4%, to $11.1 million for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The decrease in sales resulted primarily from declining volumes on some of the Company's current fabric products for vehicle platforms that have decreased or are being phased out during 2006.

      LOSS BEFORE TAXES. The fabric segment realized a loss before taxes of $0.7 million for the quarter ended September 30, 2006 compared to loss before taxes of $0.4 million for the quarter ended September 30, 2005. The increase in loss before taxes resulted primarily from the decrease in sales described above combined with the Company's inability to leverage its fixed cost component of cost of goods sold at its current level of sales.

Cushion

      SALES. Sales for the cushion segment increased approximately $1.9 million, or 5.0%, to $40.6 million for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The increase in sales resulted primarily from the positive effect of approximately $1.3 million of favorable changes in foreign currency exchange rates compared to the quarter ended September 30, 2005 and sales in new markets which offset sales decreases in certain existing markets in which vehicle platforms are decreasing or are being phased out in 2006 compared to 2005. The Company's cushion operations in China and South Africa had net sales of $1.8 million during the quarter ended September 30, 2006, as those joint ventures ramp-up new programs awarded during 2006, as compared to zero net sales for the quarter ended September 30, 2005.

      LOSS BEFORE TAXES. The cushion segment realized a loss before taxes of $0.04 million for the quarter ended September 30, 2006 compared to income before taxes of $1.6 million for the quarter ended September 30, 2005. The decrease in earnings before taxes resulted primarily from the continued production ramp up expenses at the China and South Africa cushion joint ventures and cost increases for raw materials for the cushion segment.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Fabric

      SALES. Sales for the fabric segment decreased $3.0 million, or 8.0%, to $35.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in sales resulted primarily from declining volumes on some of the Company's current fabric products for vehicle platforms that are decreasing or are being phased out during 2006.

      (LOSS) EARNINGS BEFORE TAXES. The fabric segment realized a loss before taxes of $0.8 million for the nine months ended September 30, 2006 compared to earnings before taxes of $1.2 million for the nine months ended September 30, 2005. The decrease in earnings before taxes resulted primarily from the decrease in sales described above combined with the Company's inability to leverage its fixed cost component of cost of goods sold at its current level of sales.

Cushion

      SALES. Sales for the cushion segment increased approximately $0.4 million, or 0.3%, to $130.6 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in sales resulted primarily from sales in new markets which offset sales decreases in certain existing markets in which vehicle platforms are decreasing or are being phased out in 2006 as compared to 2005. The Company's cushion operations in China and South Africa had net sales of $4.6 million during the nine months ended September 30, 2006, as those joint ventures ramp-up new programs awarded in 2006, as compared to no sales for the nine months ended September 30, 2005. The Company experienced the adverse effect of approximately $1.4 million of unfavorable changes in foreign currency exchange rates for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The remainder of the $2.8 million decrease in sales over the comparable period last year resulted from declining volumes on some of the Company's current airbag cushion programs for vehicle platforms that have decreased or are being phased out during 2006.

      EARNINGS BEFORE TAXES. Earnings before taxes for the cushion segment decreased $3.3 million, or 35.6%, to $6.0 million in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in earnings before taxes resulted primarily from the decrease in sales in certain existing markets described above combined with continued production ramp up expenses at the China and South Africa cushion joint ventures and cost increases for raw materials for the cushion segment.

Liquidity and Capital Resources

Cash Flows

      Net cash provided by operating activities was approximately $4.4 million for the nine months ended September 30, 2006, compared to cash provided by operating activities of $12.8 million in the comparable period in the prior year. The net cash provided by operating activities in 2006 resulted principally from increases of accrued and other liabilities balances and the addition of non-cash expenses, partially offset by a net loss and an increase in accounts receivable balances since December 31, 2005. The cash provided by operating activities in 2005 reflected primarily net income of the Company combined with decreases in inventories and deferred compensation plan assets.

      Net cash used in investing activities was approximately $3.7 million for the nine months ended September 30, 2006, compared to approximately $5.5 million for the comparable period in the prior year. Capital expenditures in the current and prior years were necessitated primarily by new programs awarded by customers, as well as some production equipment replacements and upgrades. In 2005, the Company's capital expenditures were approximately $7.1 million.

      Net cash used in financing activities was approximately $1.5 million in the nine months ended September 30, 2006, compared to net cash used in financing activities of approximately $2.1 million for the comparable period in the prior year. Net cash used in financing activities for the nine months ended September 30, 2006 resulted primarily from repayments of the Company's credit facility and other debt and capital leases, partially offset by proceeds from stock option exercises and proceeds from loans from its minority interest partner to its China joint venture to fund the joint venture's capital expenditures. Net cash used in financing activities for the nine months ended September 30, 2005 resulted primarily from repayments of the Company's other debt and capital leases, partially offset by proceeds from stock option exercises.

      The activities discussed above resulted in a net decrease in cash and cash equivalents of approximately $0.7 million in the nine months ended September 30, 2006.

      As a result of the Merger, the Company currently believes it may spend up to $51.0 million in the remainder of 2006 on capital expenditures primarily for planned international expansions. This expected amount of spending for capital expenditures could differ depending on circumstances such as construction schedules and deliveries, especially in foreign countries.

      It is expected that the Company's equipment and working capital requirements will continue to increase in order to support its construction and expansion plans and joint venture and similar investments throughout its business units. The Company expects to fund its liquidity requirements through a combination of cash flows from operations, equipment financing, available borrowings under its credit facilities and other external financing as management deems appropriate. The Company believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or other funding from third parties, which could include affiliates of the Company's chairman of the board and majority stockholder, depending upon the perceived cost of any such financing at the appropriate time. The Company cannot provide any assurances that any financing would be available to it upon acceptable terms, if at all, at any time in the future. The Company's failure to obtain any necessary financing may adversely affect its ability to execute its business strategy and, therefore, its financial condition and results of operations.

Credit Facilities

      As a result of the completion of the Merger, the Company has two principal credit facilities that it expects to draw from for its working capital and capital expenditure requirements.

      The Company has a credit facility with Wachovia Bank, National Association ("Wachovia"), successor by merger to Congress Financial Corporation (Southern), that is composed of an aggregate $35.0 million revolving credit facility (the "Wachovia Revolver") and two term loans. On October 6, 2006, the Company amended the

Wachovia  Revolver to (i) extend the term for two years,  to October 8, 2008 and
(ii) provide for an increase in the amount of certain permitted intercompany indebtedness from $10.0 million to $20.0 million. Under the Wachovia Revolver, the Company may borrow up to the lesser of (a) $35.0 million or (b) 85% of eligible accounts receivable, plus 60% of eligible finished goods, plus 50% of eligible raw materials. The amount outstanding under the Wachovia Revolver at September 30, 2006 was approximately $8,000. The Wachovia Revolver also includes a $5.0 million letter of credit sub-facility, which was unutilized at September 30, 2006.

      As part of the credit facility with Wachovia, the Company has a term loan (the "Wachovia Term A loan") under which $1.1 million was outstanding as of September 30, 2006 and of which approximately $0.5 million was included in current portion of long-term debt on the Company's condensed consolidated balance sheets. The Wachovia Term A loan is payable in equal monthly installments of approximately $0.05 million, with the unpaid principal amount due on October 8, 2008. Additional amounts are not available for borrowing under the Wachovia Term A loan. The Company also has a second term loan under that facility (the "Wachovia Term B loan" and, collectively with the Wachovia
Revolver and the Wachovia Term A loan, the "Wachovia Facilities") which is undrawn and under which there was no availability as of September 30, 2006. At September 30, 2006, the Company's availability for additional borrowings was approximately $20.0 million based on borrowing base constraints and was approximately $35.0 million based on the maximum allowable limit under the Wachovia Facilities.

      The interest rate on the Wachovia Revolver and Wachovia Term A loan is variable, depending on the amount of the Company's Excess Availability (as defined in the Wachovia Facilities) at any particular time and the ratio of the Company's EBITDA (as defined in the Wachovia Facilities), less certain capital expenditures made by the Company, to certain fixed charges of the Company (the "Fixed Charge Coverage Ratio"). The Company may make borrowings based on the prime rate as described in the Wachovia Facilities (the "Prime Rate") or the LIBOR rate as described in the Wachovia Facilities, in each case with an applicable margin applied to the rate. At September 30, 2006, the margin on Prime Rate loans was 0.0% and the margin on LIBOR rate loans was 1.75%. The Wachovia Term B loan bears interest at the Prime Rate plus 3%. The Company is required to pay a monthly unused line fee of 0.25% per annum on the unutilized portion of the Wachovia Revolver and a monthly fee equal to 1.75% per annum of the amount of any outstanding letters of credit. At September 30, 2006, the interest rate on the Wachovia Revolver and Term A loan was 8.25% per annum.

      Under the Wachovia Revolver and Wachovia Term A loan, the Company is subject to a covenant that requires it to maintain a certain tangible net worth. If the Company has borrowings outstanding under the Wachovia Term B loan, it is subject to additional financial covenants that require the Company: (i) to maintain EBITDA (as defined in the Wachovia Facilities) of no less than certain specified amounts, (ii) to maintain a Fixed Charge Coverage Ratio (as defined in the Wachovia Facilities) of no less than a specified amount, (iii) to maintain a ratio of certain indebtedness to EBITDA not in excess of a specified amount, and
(iv) not to make capital expenditures in excess of specified amounts. In addition, the Company would be required to repay the Wachovia Term B loan to the extent of certain excess cash flow.

      The Wachovia Facilities also impose limitations upon the Company's ability to, among other things, incur indebtedness (including capitalized lease arrangements); become or remain liable with respect to any guaranty; make loans; acquire investments; declare or make dividends or other distributions; merge, consolidate, liquidate or dispose of assets or indebtedness; incur liens; issue capital stock; or change its business. At September 30, 2006, the Company was in compliance with all financial and non-financial covenants. (The Company obtained a waiver of non-compliance from Wachovia in 2003 for not dissolving an inactive subsidiary, which waiver remains in effect.) Subsequent to March 31, 2006 and prior to filing its quarterly report on Form 10-Q for the quarter ended March 31, 2006 (which was not timely filed with the SEC), the Company obtained a waiver from Wachovia for non-compliance with a covenant requiring timely filing with the SEC of its periodic reports. Substantially all assets of the Company are pledged as collateral for the borrowings under the Wachovia Facilities.

      On October 20, 2006, in connection with the completion of the Merger, the Company, as guarantor, certain of its subsidiaries and Wachovia entered into Amendment No. 7 (the "Amendment") to the Wachovia Facilities. The Amendment provided Wachovia's consent to the consummation of the Merger and amended the
Wachovia Facilities to provide that ITGH and its subsidiaries may not be borrowers, or receive proceeds from loans or advances, thereunder. In addition, the Amendment expressly provides that: (i) ITGH and its subsidiaries are not deemed "Subsidiaries" (as defined in the Amendment) of any of the borrowers or guarantors under the Wachovia Facilities and, as a result, Wachovia will not have any recourse against the assets of ITGH and its subsidiaries and (ii) the entities that were parties to the Wachovia Facilities prior to the Merger are prohibited from becoming liable for any indebtedness of ITGH or its subsidiaries.

      On August 2, 2004, ITGH, which became a wholly-owned subsidiary of the Company as a result of the Merger, entered into a bank credit agreement secured by substantially all of ITGH's assets (the "ITGH Bank Credit Agreement"). The ITGH Bank Credit Agreement has a maturity date of August 1, 2008 and consists of a total credit facility commitment amount of $150.0 million, including Revolving Loans, Letters of Credit, Term Loans and CapEx Loans (each as defined in the ITGH Bank Credit Agreement). Loans under the ITGH Bank Credit Agreement bear interest, payable monthly, at floating Base (prime) or LIBOR rates plus an applicable margin based on ITGH's Fixed Charge Ratio (as defined in the ITGH Bank Credit Agreement). Outstanding borrowings under the ITGH Bank Credit Agreement were $40.1 million with a weighted average interest rate of 8.4%, at September 30, 2006. In addition, ITGH pays a monthly unused line-fee on the unused portion of the facility of 0.375%, or 0.50%, depending on whether the facility utilization rate is greater or less than 50%, respectively. The Term Loans are due and payable in four quarterly installments of $0.5 million beginning November 1, 2004 and eleven quarterly installments of $0.75 million beginning November 1, 2005, with the remaining principal balance due on August 1, 2008. The aggregate principal amount of CapEx Loans made during each calendar year are due and payable in equal installments at the end of each calendar quarter of each succeeding calendar year based on a level five year amortization, with the remaining principal balance due on August 1, 2008. ITGH has incurred financing fees of $2.2 million related to the establishment of the ITGH Bank Credit Agreement that are deferred and amortized over the life of the agreement. At September 30, 2006, the accumulated amortization was $1.1 million and amortization expense is estimated to be $0.5 million in each of the 2006 and 2007 fiscal years, and $0.4 million in the 2008 fiscal year.

      The ITGH Bank Credit Agreement contains certain restrictive covenants of a type typical for credit agreements, including, but not limited to, limitations on investments, distributions, capital changes, mergers and consolidations, borrowings of debt and guaranties. In addition, proceeds from the sale of certain assets must be used to repay obligations under the ITGH Bank Credit Agreement.

Other Long-term Obligations

      On March 28, 2002, the Company's Czech Republic subsidiary, which is part of the safety textiles business unit, and HVB Bank Czech Republic, successor to Bank Austria, entered into an amendment to its $7.5 million mortgage loan dated June 4, 1997. This amendment extended the due date of the mortgage loan for five years to expire on March 30, 2007, established an interest rate of 1.7% over EURIBOR (EURIBOR was 2.3% at September 30, 2006), requires monthly payments of interest and principal of approximately $91,000 and provides that the loan thereunder is secured by the real estate assets of the Company's subsidiary in the Czech Republic. The Company has guaranteed the repayment of up to $500,000 of the obligations of this subsidiary with respect to this loan. At September 30, 2006, approximately $547,000 was outstanding under the HVB loan.

      In March 2006, the safety textiles business unit's China joint venture obtained a loan from the joint venture's minority interest partner and received proceeds of $840,000. This loan was issued within the terms of the China joint venture agreement which allows the Company and its minority interest partner to continue to fund the development of the China joint venture using a combination of loans and/or capital contributions. Because the terms of the loan agreement do not specify interest, the Company has discounted the loan using an annual interest rate of 10%, resulting in discounted interest of $274,000. At September 30, 2006, approximately $594,000 was outstanding on this loan which matures in March 2010.

      In September 2006, the Company's China joint venture obtained a loan from the joint venture's minority interest partner and received proceeds of $560,000. This loan was issued within the terms of the China joint venture agreement which allows the Company and its minority interest partner to continue to fund the development of the China joint venture using a combination of loans and/or capital contributions. Because the terms of the loan agreement do not specify interest, the Company has discounted the loan using an annual interest rate of 10%, resulting in discounted interest of $183,000. At September 30, 2006, approximately $377,000 was outstanding on this loan which matures in October 2010.

      In July 2006, Parras Cone de Mexico, a subsidiary of ITGH that produces denim fabrics and yarns in Mexico, obtained an incremental $9.3 million bank term loan and modified the terms of its then-existing bank term loan to create a bridge loan facility of $19.9 million ("Parras Cone Term Loan"). This term loan matures on December 31, 2006. As of September 30, 2006, there was $19.9 million outstanding under the term loan with an annual interest rate of 10.99%. ITGH has provided a guarantee of amounts borrowed by Parras Cone under this term loan facility.

      The Company's Cone Denim (Jiaxing) Limited joint venture, which is a subsidiary of ITGH, has obtained separate financing from the Bank of China to fund its capital expenditures in excess of equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment for the project. Outstanding borrowings under this facility were $4.5 million with a weighted average interest rate of 6.8% at September 30, 2006. The term loan is to be repaid in equal monthly installments over a 60 month period, after a two-year grace period on the repayment of principal, which commenced on the first drawdown date. Interest is three-month LIBOR plus a contractual spread of 1.3% or above, as negotiated by the parties per the agreement. The loan is secured by the land, building, machinery and equipment of the joint venture and contains limitations on asset disposals.

      The Company's subsidiary, Jiaxing Burlington Textiles Company Limited ("JBTC") has obtained separate financing from China Construction Bank to fund its capital expenditures in excess of equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for a $11.0 million term loan available in U.S. dollars to be used for the import of equipment for the project. Outstanding borrowings under this facility were $6.4 million with a weighted average interest rate of 6.6% at September 30, 2006. The term loan is to be repaid in equal monthly installments over a 60 month period, after a two-year grace period on the repayment of principal, which commenced on the first drawdown date. Interest is six-month LIBOR plus a contractual spread of 1.25% or above, as negotiated by the parties per the agreement. The loan is secured by the land, building, machinery and equipment of JBTC and contains limitations on asset disposals.

      As of September 30, 2006, ITGH had borrowed a total of $56.2 million from WLR Recovery Fund II L.P., an affiliate of WLR, pursuant to four unsecured subordinated notes dated May 31, 2006, June 1, 2006, June 30, 2006 and September 18, 2006. The proceeds of the unsecured subordinated notes were used primarily to fund ITGH's international expansion projects. The unsecured subordinated notes bear interest at 4.78%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each month. Each unsecured subordinated note is payable on demand.

      The Company intends to enter into new financing arrangements initially estimated at approximately $180 million, including asset-based revolving facilities in the US and Europe and a term loan in Mexico, to provide liquidity for ongoing operations and capital investment for the next three years. These financing arrangements would replace the existing Wachovia Facilities, the ITGH Bank Credit Agreement and the Parras Cone Term Loan. The Company believes that it will be able to obtain this financing by calendar year end, but cannot provide any assurances that such financing will ultimately be obtained, implemented in the desired time frame or be available on terms acceptable to the Company.

Contractual Obligations

      The following table aggregates the Company's contractual obligations related to long-term debt, non-cancelable leases and other obligations at September 30, 2006. The table does not include any contractual obligations of the Company arising as a result of the completion of the Merger on October 20, 2006.

                                                       Payments due by Period (in thousands)
                                      ---------------------------------------------------------------------
                                                                                                     More
                                                     Less than        1 - 3         3 - 5            than
Contractual obligations                  Total         1 year         years         years          5 years
                                      ---------------------------------------------------------------------
     Long term debt                   $   3,236      $   1,335      $     780      $   1,121      $      --
     Capital lease obligations              780            558            222             --             --
     Operating lease obligations          1,740          1,146            504             90             --
     Other obligations*                  11,559          9,851          1,708             --             --
                                      ---------------------------------------------------------------------

Total                                 $  17,315      $  12,890      $   3,214      $   1,211      $      --
                                      =====================================================================

* Other obligations primarily represent future commitments to purchase Mexican pesos with U.S. dollars and to purchase U.S. dollars with Euros pursuant to forward derivative contracts. See Note 7 (Derivatives) to the Company's condensed consolidated financial statements set forth in Part I, Item 1 for more information about the Company's derivative contracts. Additionally, other obligations include approximately $700,000 representing severance obligations for compensation and benefits.

      The amounts included in contractual obligations set forth above include an assumed annual blended interest rate of 7.7% for long term debt and an assumed range of interest rates of between 4.8% and 8.0% for capital lease obligations.

      Additionally as of September 30, 2006, the Company has remaining commitments for the funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $852,000 and, with respect to the China joint venture, the intention, but not the obligation, to fund its share of this China joint venture through possible loan or capital contributions of up to $3.6 million.

Off-Balance Sheet Arrangements

      As of September 30, 2006, the Company does not have any off-balance sheet arrangements that are material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. The Company enters into derivative foreign currency exchange contracts as noted and described below in "Quantitative and Qualitative Disclosures about Market Risk" in Item 3 of this report.

      As a result of the Company's expanded business operations resulting from the Merger, the Company may also, from time to time, utilize derivative financial instruments to manage changes in prices of cotton, the primary raw material for the Company's denim fabric manufacturing operations, and, to a lesser extent other commodities prices, and interest rate exposures.

Guarantees

      FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2006, the Company and/or various consolidated subsidiaries of the Company are borrowers under the Wachovia Facilities and a note payable to a bank in the Czech Republic, and are party to derivative forward contracts involving foreign currency with a U.S. bank (together, the "Facilities"). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. In addition, ITGH has provided a guarantee of amounts borrowed by its Parras Cone subsidiary under its term loan facility. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

      As a result of the Company's expanded business operations resulting from the Merger, the Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

Recent Accounting Pronouncements

      On January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The adoption of SFAS No. 151 on January 1, 2006 had no material effect on the Company's financial position and results of operations.

      On January 1, 2006,  the  Company  adopted  SFAS No.  123(R),  Share-Based
Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. The adoption of SFAS No. 123(R) on January 1, 2006 had no material effect on the Company's financial position and results of operations. See Share-Based Compensation in Note 1 to the Company's condensed consolidated financial statements for more disclosure on SFAS No. 123(R) and the effects of adoption on the Company's statements of cash flows.

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

      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely that not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company's first quarter of 2007. The Company is currently in the process of evaluating the impact of FIN 48 on the Company's results of operations, financial position and related disclosures.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

      In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employer's Accounting for Pensions" or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (c) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The requirements of SFAS No. 158 are to be applied prospectively upon adoption. The Company is currently in the process of assessing the impact the adoption of SFAS No. 158 will have on its financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements of the first fiscal year ending after November 15, 2006. The Company is currently evaluating what effect, if any, adoption of SAB 108 will have on the Company's financial statements.

Critical Accounting Policies

      The foregoing discussion and analysis of the Company's financial condition and results of operations is based on the Company's unaudited condensed consolidated financial statements. A summary of significant accounting policies applicable to the Company's operations prior to the Merger are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and are further described under the caption "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein.

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

      Other than the reporting of segment information discussed below, as of September 30, 2006 there had been no changes in the nature of the Company's critical accounting policies or the application of those policies since December 31, 2005. As a result of the completion of the Merger, the Company expects that it will evaluate its accounting policies that require more significant judgments and estimates in the preparation of the Company's financial statements.

      The Company follows the guidance of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company sells similar products (airbag cushions, airbag and technical fabrics), uses similar processes in selling the products and sells the products to similar classes of customers. As a result of these similarities and the way the business was managed, the Company had determined that it operated as a single segment for purposes of reporting financial condition and results of operations prior to 2006. In 2006, the Company has determined that it operates in two segments. See
Note 9 for segment information disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      To the extent that amounts borrowed under the Wachovia Facilities and certain other credit facilities are outstanding, the Company has market risk relating to such amounts because the interest rates under the facilities are variable. An interest rate increase would have a negative impact to the extent the Company borrows against the facilities. The actual impact would be dependent on the actual level of borrowings. As of September 30, 2006, the Company's interest rate, exclusive of credit fees, under the Wachovia Facilities was approximately 8.25%, and the total principal amount outstanding was $1.1 million. Assuming for illustrative purposes only that the amount outstanding under the Wachovia facilities on September 30, 2006 remains constant for the remainder of 2006, an increase in the interest rate of 1% would have a negative impact of approximately $11,000 on annual interest expense for the year ending December 31, 2006. The effect of a 1% increase in the interest rate has decreased since December 31, 2005 because outstanding borrowings have been reduced.

      The Company's operations in Mexico, China, South Africa, Germany, the United Kingdom and the Czech Republic expose the Company to currency exchange rate risks which are recorded in other (income) expense on the Company's condensed consolidated statements of operations. Based on amounts outstanding at September 30, 2006, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which the Company has operations would result in a reduction or addition of approximately $188,000 in other (income) expense. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. However, the changes in the relationship of other currencies to the U.S. dollar could have a material adverse effect on the condensed consolidated financial statements if there were a sustained decline of these currencies versus the U.S. dollar. Derivative financial instruments are not entered into for trading or speculative purposes.

      Certain operating expenses at the Company's Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts on February 1, 2006 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. At September 30, 2006, the Company had outstanding forward exchange contracts that mature between October 2006 and December 2006 to purchase Mexican pesos with an aggregate notional amount of approximately $2.5 million. The fair values of these contracts at September 30, 2006 totaled approximately ($101,000) which is recorded as a liability on the Company's balance sheet in accrued and other current liabilities. A hypothetical 1% increase in the dollar-peso forward contract exchange rate at September 30, 2006 would have decreased the fair value of these contracts by approximately $24,000. Changes in the derivatives' fair values are recorded in the condensed consolidated statements of operations as other (income) expense.

      Certain intercompany sales at the Company's Greenville, South Carolina facility are denominated and settled in Euros and its operating expenses are paid in U. S. dollars. To reduce exposure to fluctuations in the Euro and U. S. dollar exchange rates, the Company entered into forward contracts on January 24, 2006 to buy U. S. dollars with Euros for periods and amounts consistent with the related, underlying forecasted sales. At September 30, 2006, the Company had outstanding forward exchange contracts that mature between October 2006 and December 2007 to purchase U. S. dollars with an aggregate notional amount of approximately $13.1 million. The fair values of these contracts at September 30, 2006 totaled approximately ($353,000) of which ($302,000) is recorded as a liability on the Company's balance sheet in accrued and other current liabilities and ($51,000) is recorded as a liability on the Company's balance sheet in other long-term liabilities. A hypothetical 1% increase in the dollar-Euro forward contract exchange rate at September 30, 2006 would have decreased the fair value of these contracts by approximately $80,000. Changes in the derivatives' fair values are recorded in the condensed consolidated statements of operations as other (income) expense.

      As a result of the Company's expanded business operations resulting from the Merger, the Company may also, from time to time, utilize derivative financial instruments to manage changes in prices of cotton, the primary raw material for the Company's denim fabric manufacturing operations, and, to a lesser extent other commodities prices, and interest rate exposures.

ITEM 4. CONTROLS AND PROCEDURES

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, the Company's management, under the supervision and with the participation of its principal executive and principal financial officers as of September 30, 2006, (Stephen B. Duerk and William F. Nelli, respectively), conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. The Company's current principal executive officer, Joseph L. Gorga, and current principal financial officer, Gary L. Smith, also participated in the evaluation. Based on the participation of Messrs. Duerk and Nelli and their own participation in the evaluation, Mr. Gorga and Mr. Smith concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company was involved in a dispute with a former senior employee regarding certain severance payments allegedly owed by the Company to the former employee. On September 28, 2006, the Company resolved the matter on confidential terms not material to the Company.

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

ITEM 1A. RISK FACTORS

In addition to those risks described by the Company in its Annual Report on Form 10-K for the year ended December 31, 2005, the completion of the Merger exposes the Company to a number of additional risks, described below. The risks described in the Company's Annual Report on Form 10-K and those described below are not the only ones that the Company faces, but are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have a material adverse effect on the Company. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

During downturns in the automotive industry, the Company's customers tend to increase their internal production of airbag fabric and airbag cushions, reducing their demand for the Company's products.

      The Company supplies airbag fabric and airbag cushions to Tier 1 suppliers through its safety textiles business unit. Most Tier 1 suppliers produce airbag cushions for some models of cars and trucks internally and outsource their production requirements for other models to Tier 2 suppliers, such as the Company. From time to time, Tier 1 suppliers decide to in-source the production of airbag cushions for car and truck models that were previously outsourced. During downturns in the automotive industry, such as the downturn currently being experienced by certain North American automakers, Tier 1 suppliers tend to in-source more frequently in order to maximize utilization of their own facilities. Similarly, but to a lesser extent, some Tier 1 suppliers in-source a portion of their airbag fabric requirements, and such in-sourcing also tends to increase during downturns in the automotive industry. Recent decreases in demand for automobiles in both the North American and the European markets resulted in the decisions by certain Tier 1 suppliers in 2005 to curtail outsourcing and in-source additional production, which has resulted in reduced sales for the Company. Any additional in-sourcing decisions by Tier 1 suppliers could materially adversely affect the Company's results of operations, cash flows or financial position.

Cost pressures resulting in further integration or industry consolidation could reduce sales opportunities, decrease sales prices and drive down demand for the Company's products.

      Automotive  suppliers,  such as the  Company's  customers,  are  currently subject to cost pressures. As a result, certain suppliers have begun to vertically integrate some industry operations. Consolidation within the automotive supply industry, as well as further vertical integration among certain of the Company's customers, in either case combined with the in-sourcing described above, could result in decreased sales prices and demand for the Company's airbag fabric and airbag cushion products. The occurrence of any one or more of these factors could have a potentially adverse effect on the Company's results of operations, cash flows or financial position.

The demand for certain of the Company's fabric and textile products varies with fashion and general economic cycles, as well as other patterns.

      Demand for certain of the Company's fabric and textile products varies with U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers, consumer spending patterns and changes in fashion trends. A change in any of the foregoing factors could affect demand for textile products and, in turn, result in decreased sales prices and/or demand for certain of the Company's products. Such result could have a potentially adverse effect on the Company's results of operations, cash flows or financial position.

The textile industry is, and is expected to remain, highly competitive.

      The textile industry is highly competitive, both in the U.S. and internationally, and the Company has been subject to increased competition for its products. The Company competes for sales primarily in the U.S., with large integrated enterprises that may have greater financial and marketing resources than the Company, as well as with small, niche manufacturers that may be able to achieve greater market penetration than the Company in certain regions or with respect to individual product lines. Increased competition for the Company's products, including in the form of lower cost production in other countries, or foreign imports at low prices, could result in decreased prices and/or demand for the Company's products, which could have a potentially adverse effect on the Company's results of operations, cash flows or financial position.

The Company's results could be affected by fluctuations in the cost and availability of materials and naturally occurring and other resources used in the production of certain of the Company's fabric and textile products.

      The primary materials used in the production of certain of the Company's fabric and textile products include cotton, wool and polyester. In addition, the Company relies heavily on naturally occurring resources such as fuel, as well as certain chemicals, in the production of its products. The materials and other resources used in the production of the Company's products are subject to fluctuations in price and availability. For instance, cotton prices and availability vary from season to season depending upon the crop yields. The price of polyester is influenced by demand, manufacturing capacity and costs, petroleum prices and the cost of polymers used in producing polyester.

      Decreased material or resource availability could impair the Company's ability to meet its production requirements on a timely basis. Increases in prices of materials or the resources used in the production of products have historically not been able to be, and in the future may not be able to be, passed along to the Company's customers through increases in the prices. If any production delays occur, or if any increases in these prices cannot be passed along to the Company's customers, it could have a potentially adverse effect on the Company's results of operations or cash flows.

The Company's fabric and textile solutions business is dependent on the success of, and its relationships with, its largest customers.

      The Company's fabric and textile solutions business is dependent on its largest customers, including Levi Strauss & Co. and the U.S. Government. Levi Strauss, the Company's largest apparel fabrics customer, is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a stronger supplier/customer relationship with Levi Strauss, as well as Levi Strauss' continued success in the marketplace. The loss of Levi Strauss as a customer, its direction to a significant number of its contractors to purchase fabric from a producer other than the Company or a material slowdown in the business of Levi Strauss, could have a material adverse effect on the Company's results of operations, cash flows or financial position.

      Because the Company sells a substantial amount of its fabric and textile products to only a few, significant customers, the loss of any of the Company's significant customers could also have a material adverse effect on the Company's results of operations, cash flows or financial position. The risks of losing any single large customer have been compounded by recent industry consolidation, retailers experiencing financial difficulties and the fact that the Company does not enter into long-term contracts with its customers.

Military hostilities have resulted in lower sales of government military dress uniforms. Any future actions by the U.S. Government which result in the shifting of spending or reductions in the U.S. military's budget may further negatively impact sales of the Company's military dress uniform and battle dress business.

      Military hostilities and war related priorities have shifted U.S. military funds away from the Company's profitable dress uniform business. Given a trend among military personnel to dress in battle or camouflage uniforms on a daily basis, the business may decline further or may not recover to its historical levels of sales or profitability. In addition, any future action by the U.S. Government which results in U.S. military spending being shifted away from spending on military dress uniforms, or an overall reduction of the military's budget, may further negatively impact the Company's sales of military dress uniform and battle dress uniform fabric.

The Company faces risks from changes in U.S. Government policy that would be unfavorable to domestic manufacturers.

      United States Code, Title 10, Section 2533a, known as the Berry Amendment, currently requires that the U.S. Department of Defense purchase certain products, including military clothing, manufactured with 100% U.S. content and labor. The Company relies on this requirement to profitably provide government uniforms and fabrics. If the government were to remove or reduce this domestic production requirement, the Company's sales and profit levels would be adversely affected. In addition, the U.S. Department of Agriculture Step 2 payment program has enabled U.S. cotton producers and textile manufacturers to better compete by providing for subsidized cotton production. Discontinuance or reduction of this program would increase the Company's cost of production and adversely affect profit levels.

The Company has assumed the defined benefit pension plan of Burlington Industries, which could require substantial funding over the next several years. This required funding may reduce funds available for the execution of the Company's strategic expansion.

      The Company's Burlington Industries subsidiary has a frozen defined benefit plan which is underfunded. This plan has a provision that allows individuals to receive their pension benefits in a lump sum payment when they leave the employment of the Company. Any material downsizing of the Company's domestic workforce covered by this plan would likely result in the requirement for significant cash payouts from the plan, increase the funding deficit, and require funding from the Company, thereby reducing funds available for use in the execution of the Company's business strategy that might otherwise be used for domestic or international productive investment.

Significant international operations involve special risks that could increase expenses, adversely affect operating results and require increased time and attention of the Company's management.

      The Company expects that it will maintain its significant operations outside of the United States. Additionally, the Company expects to further expand its international operations as part of its business strategy. International operations are subject to a number of risks in addition to those faced by domestic operations, including:

      o     potential   loss  of   proprietary   information   due  to   piracy,
            misappropriation or laws that may be less protective of the Company's intellectual property rights;

      o economic instability in certain countries or regions resulting in higher interest rates and inflation, which could make the Company's products more expensive in those countries or raise the Company's cost of operations in those countries;

      o changes in both domestic and foreign laws regarding trade and investment abroad;

      o     the possibility of the nationalization of foreign assets;

      o limitations on future growth or inability to maintain current levels of revenues from international sales if the Company does not invest sufficiently in its international operations;

      o     longer   payment   cycles  for  sales  in  foreign   countries   and
            difficulties in collecting accounts receivable;

      o restrictions on transfers of funds, foreign customs and tariffs and other unexpected regulatory changes;

      o difficulties in staffing, managing and operating international operations;

      o difficulty in identifying desirable local partners for alliances or joint ventures and managing any such relationships;

      o obtaining project financing from third parties, which may not be available on satisfactory terms, if at all;

      o     difficulties  in  coordinating  the  activities  of   geographically
            dispersed and culturally diverse operations; and

      o political unrest, war or terrorism, particularly in areas in which the Company will have facilities.

      A portion of the Company's transactions outside of the United States are expected to be denominated in foreign currencies. In addition, the Company expects that it will purchase a portion of its raw materials from foreign suppliers in foreign currencies, and incur other expenses in those currencies. As a result, future operating results will continue to be subject to fluctuations in foreign currency rates. Although the Company may enter into hedging transactions, hedging foreign currency transaction exposures is complex and subject to uncertainty. The Company may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of total sales.

      Financial statements of certain of the Company's foreign operations are prepared using the local currency as the functional currency while certain other financial statements of these foreign operations are prepared using the U.S. dollar as the functional currency. Translation of financial statements of foreign operations into U.S. dollars using the local currency as the functional currency occurs using the exchange rate as of the date of the balance sheet for balance sheet accounts and a weighted average exchange rate for results of operations. The Company's consolidated balance sheet and results of operations may be negatively impacted by changes in the exchange rates as of the applicable date of translation. For instance, a stronger U.S. dollar at the applicable date of translation will lead to less favorable translation results than a weaker U.S. dollar at that date.

Changing international trade regulations and future qualitative limits, duties or tariffs may increase the Company's costs or limit the amount of products that the Company can import from suppliers in a particular country.

      Trade restrictions, including increased tariffs, safeguards or quotas, on textile products could limit the countries from which the Company produces or sources its products, restricting the availability of raw material and finished apparel sourcing by requiring yarn and/or fabric to be produced in certain countries and setting quantitative limits on products that may be imported from a particular country. These trade restrictions could have a particular impact on the Company's business when, after the Company has moved its operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed. The countries in which the Company's products are manufactured or into which they are imported may from time to time impose additional new regulations, or modify existing regulations, including:

      o additional duties, taxes, tariffs and other charges on imports, including retaliatory duties or other trade sanctions, which may or may not be based on World Trade Organization, or "WTO," rules, and which would increase the cost of products purchased from suppliers in those countries;

      o quantitative limits on the quantity of goods which may be imported into the United States from a particular country, including the imposition of further "safeguard" mechanisms by the U.S. Government or governments in other jurisdictions, limiting the Company's ability to import goods from particular countries, such as China;

      o changes in the classification of products that could result in higher duty rates than the Company has historically paid;

      o     modification of the trading status of certain countries;

      o     requirements as to where products are manufactured;

      o     creation   of   export   licensing   requirements,   imposition   of
            restrictions on export quantities or specification of minimum export pricing; or

      o     creation of other restrictions on imports.

      Adverse changes in trade regulations and the costs associated with such regulations could interrupt production in offshore facilities or delay receipt of the Company's products in the United States and other markets, which would harm its business. Furthermore, future trade agreements could provide the Company's competitors with an advantage over it or increase the Company's costs, either of which could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

If the Company does not protect its proprietary information and prevent third parties from making unauthorized use of its products and technology, its financial results could be harmed.

      The Company relies on a combination of confidentiality agreements and procedures and patent, trademark and trade secret laws to protect its proprietary information. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. Third parties may copy aspects of processes, products or materials, or otherwise obtain and use proprietary information of the Company without authorization. Third parties may also develop similar or superior technology independently, including by designing around patents of the Company. Furthermore, the laws of some foreign countries do not offer the same level of protection of the Company's proprietary rights as the laws of the U. S., and the Company may be subject to unauthorized use of its products in those countries. Any legal action that the Company may bring to protect proprietary information could be expensive and may distract management from day-to-day operations. Unauthorized copying or use of products or proprietary information of the Company could result in reduced sales of its products.

The Company's products may be subject to government regulation in the future that could impair its operations.

      Certain of the Company's products could be subject to stringent government regulation in the United States and other countries in the future. These regulatory processes can be lengthy, expensive and uncertain. Additionally, securing necessary clearances or approvals may require the submission of extensive data and other supporting information. Failure to comply with applicable requirements could result in fines, recall, total or partial suspension of distribution, withdrawal of existing product or the inability to integrate product offerings. If any of these things occur, it could have a material adverse impact on the Company's business.

If the Company fails to effectively integrate ITGH's operations, the Company may not realize the potential benefits of the merger.

      The integration of the Company and ITGH will be a time consuming and expensive process and may disrupt the Company's operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, the Company's results of operations could be adversely affected. In addition, the Company may not achieve anticipated synergies or other benefits of the Merger. The Company must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. The Company may encounter one or more of the following difficulties, costs and delays involved in integrating its operations with those of ITGH:

      o failure to successfully manage customer relationships and other important relationships;

      o difficulties in successfully integrating the management teams and employees;

      o challenges encountered in managing larger, more geographically dispersed operations;

      o     the loss of key employees;

      o diversion of the attention of management from other ongoing business concerns; and

      o potential difficulties integrating and harmonizing operating and financial reporting systems.

      If the Company's operations after the Merger do not meet the expectations of existing customers, then these customers may decrease doing business with the Company or cease doing business altogether, which could harm the results of operations or financial condition of the Company.

The success of the Company will depend on the Company's ability to attract and retain key personnel.

      As part of the Company's strategy for the international expansion of its operations, there is great competition for the services of qualified personnel. The failure to retain current key managers or key members of the design, product development, manufacturing, merchandising or marketing staff could be detrimental to the Company's business. Factors that are expected to affect the Company's ability to retain and attract employees include the competitive labor market in various office and plant locations, the disruption associated with restructuring initiatives, any deteriorated financial position and the lack of attractive compensation and incentive programs.

Anti-takeover provisions contained in the Company's governance documents, and Delaware corporate law, may make it difficult for the Company's stockholders to replace or remove the Company's board of directors and could deter or delay third-parties from acquiring the Company, which may adversely affect the marketability and market price of the Company's common stock.

      Provisions contained in the Amended and Restated Certificate of Incorporation and bylaws of the Company may make it difficult for stockholders to change the composition of the Company's board of directors in any one year, and thus prevent them from changing the composition of management. These same provisions may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by management and the board of directors of the Company. In addition, the Company may, in the future, be subject to certain provisions of Delaware corporate law that may prevent certain stockholders from engaging in a business combination with the Company. Stockholders who might desire to participate in this type of transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of stockholders to benefit from a change in control or change the Company's management and board of directors and, as a result, may adversely affect the marketability and market price of the Company's stock.

There may be circumstances in which the interests of the Company's significant stockholders could be in conflict with the interests of other stockholders.

      Affiliates of Wilbur L. Ross, Jr. ("WLR") own approximately 82.0% of the Company's common stock. Also, affiliates of WLR occupy seven of the nine positions on the Company's board of directors. Circumstances may arise in which affiliates of WLR may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their investment in the Company or another company in which they invest. . In connection with any such transaction involving the Company, WLR could have interests that might conflict with, be different from, or be in addition to, the interests of the Company's other stockholders.In addition, the Company may from time to time engage in transactions with related parties and affiliates that include, among other things, management and consulting arrangements.

ITEM 6. EXHIBITS

        Exhibit No.       Exhibits
        -----------       --------

        10.1 Agreement and Plan of Merger, dated as of August 29, 2006, by and among Safety Components International, Inc., SCI Merger Sub, Inc. and International Textile Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form S-4 (File No. 333-137084) filed with the SEC on September 20, 2006)

        31.1 Certification of CEO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                       INTERNATIONAL TEXTILE GROUP, INC.


DATED: November 13, 2006               By: /s/ Gary L. Smith
                                           -------------------------------------
                                           Gary L. Smith
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

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