Form 10-K
period 2006-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2007-04-24
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number 0-23938

INTERNATIONAL TEXTILE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0596831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

804 Green Valley Road Suite 300 Greensboro, North Carolina	27408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 379-2865

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that W.L. Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,503,801.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2007
Common Stock, par value $.01	17,479,996 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

PART I

ITEM 1.	BUSINESS

Company Overview

Business

International Textile Group, Inc. (“ITG”, the “Company”, “we” or “us”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, and produces automotive safety, apparel, government uniform, technical and specialty textiles. The Company considers its five primary markets to be:

•	Automotive safety – including airbag fabric and airbag cushions;

•	Bottom-weight woven apparel fabrics—including denim, synthetic and worsted fabrics;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics; and

•	Specialty fabrics and services—including commission printing and finishing, and value added technical fabrics used in a variety of niche industrial and commercial applications.

The Company’s automotive safety business unit, which consists of the Company’s automotive airbag fabric and automotive airbag cushion business segments, is the leading Tier 2 global airbag flat fabric cushion manufacturer in North America, Asia and Europe, as well as a leading airbag fabric manufacturer in North America. Tier 2 manufacturers produce and sell various automotive airbag components to airbag module integrators, referred to as Tier 1 suppliers, who then sell complete airbag modules to automobile manufacturers.

The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products.

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company is actively engaged in expanding its global operations through greenfield initiatives and other strategic growth opportunities, while substantially reconfiguring its U.S. asset base. ITG expects to focus on the start up of its international greenfield initiatives and the substantial completion of the reconfiguration of its U.S. operations in 2007 and 2008. Key international greenfield initiatives include the construction and operation of facilities, either wholly-owned or through controlling stakes in joint ventures, in China, Vietnam and Nicaragua. With the completion of these strategic initiatives, ITG will have transformed itself from a North American producer of apparel textiles into a diversified, global manufacturer with a primary focus on the automotive safety, apparel, government uniform and technical and specialty textile markets. Consequently, the Company will have reduced its exposure to U.S. markets other than in the automotive safety and specialty markets, which have a low labor content and highly technical manufacturing processes requiring operations within close proximity of the customer base, and the military uniform fabric market, which is protected by the Berry Amendment (a U.S. law requiring military uniform fabric to be sourced wholly within the U.S.). ITG expects to realize further opportunities for international growth as it completes the expansion plans linked to current projects, and expands its presence in markets such as Europe, Vietnam, China, India and throughout Asia.

By the end of 2007, ITG expects to have a global market presence with operational facilities in North America, Europe, Asia and Africa. ITG’s long-term focus will be on the realization of the benefits of its global expansion, capitalizing on the expected continued market growth of automotive safety textiles, leveraging the benefits of integrating acquired operations, completing construction and commencing production at ITG facilities in Vietnam and Nicaragua, as described below, and continuing to seek strategic growth opportunities around the world.

The Company had net sales of approximately $720.9 million for its 2006 fiscal year.

Subsequent Event – Acquisition of BST Safety Textiles

As a part of the execution of its strategy described above, on April 1, 2007, the Company completed the acquisition of BST US Holdings, Inc. (“BST Holdings”). The Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of approximately $84.0 million of Series A Convertible Preferred Stock (the “Preferred Stock”) of the Company. As a result of the acquisition, BST Holdings became a wholly-owned subsidiary of the Company.

BST Holdings owns the BST Safety Textiles business (“BST”). BST, based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses. In 2006, BST had net sales of approximately $270.0 million.

History and Financial Presentation

The Company, a Delaware corporation incorporated in 1994, was formerly known as Safety Components International, Inc. (“SCI”). The Company acquired a company formerly known as International Textile Group, Inc. (“Former ITG”) through a merger in October 2006 (the “Combination”). Upon completion of the Combination, SCI changed its name to “International Textile Group, Inc.” “SCI” is used herein to refer to the Company and its historical operations prior to the Combination.

Former ITG was formed in August 2004 by W.L. Ross & Co. LLC (“WLR”) to consolidate the businesses of leading textile and fabric manufacturers, including Burlington Industries, Inc. (a manufacturer of textile products for apparel and interior furnishing products) (“Burlington”) and Cone Mills Corporation (a manufacturer of textile products, primarily denim, for apparel and interior furnishing products) (“Cone”). WLR, through certain affiliates, acquired substantially all of the assets of the Burlington and Cone businesses through chapter 11 bankruptcy reorganization proceedings. In establishing Former ITG, WLR consolidated certain corporate overhead functions, combined the Burlington denim operation with Cone Denim and began the detailed process of investing in a global footprint to service its customers in key textile and apparel regions of the world. Recognizing the implications of the elimination of quotas at the beginning of 2005, Former ITG formulated a strategic vision to transform itself into the leading, globally diversified provider of textiles and related supply chain solutions for its customers. By mid-2006, affiliates of WLR held approximately 85% of the stock of Former ITG.

SCI was originally formed to provide textile products, primarily airbags and airbag fabrics, to the automotive industry, and had been a publicly traded company since 1996. In December 2005, certain entities affiliated with WLR acquired a majority of SCI’s outstanding common stock, which at that time was traded on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “SAFY.” In October 2006, in a negotiated transaction between SCI and Former ITG, the Combination was completed and the Company’s stock, which continued to be traded on the OTC-BB, began trading under the symbol “ITXN.”

At the time of the Combination, WLR controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value. The Company accounted for the acquisition of the minority interest of Former ITG using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations and FASB Technical Bulletin (“FTB”) No. 85-5, Issues Relating to Accounting for Business Combinations.

In accordance with the guidelines of the accounting staff of the Securities and Exchange Commission (the “SEC”), upon a combination of entities under common control, the earlier acquired entity is deemed to be the predecessor for financial statement presentation purposes. Consequently, in accordance with those guidelines and as a result of the Combination, Former ITG is deemed to be the predecessor entity, for accounting purposes, to the Company. As a result, the financial statements, and all related financial information, of the Company included herein have been recast to present the results of Former ITG for all historical periods, as it was deemed acquired when formed by WLR in 2004, prior to WLR’s acquisition of a majority of the stock of SCI in December 2005. Because the legal structure of the Combination resulted in SCI acquiring Former ITG and, ultimately, Former ITG being merged with and into the Company, the Company continues to report its results in accordance with the fiscal year of SCI, which corresponds to the calendar year.

References herein to the “2006 fiscal year” refer to the fiscal and calendar year ended December 31, 2006, and include the financial results of both SCI and Former ITG for the twelve-month period then-ended. In order to reconcile the different fiscal year-ends of SCI and Former ITG, and still present, for financial reporting purposes, the results of Former ITG as those of the predecessor entity, the Company considers the three-month period from October 3, 2005 (the first day of Former ITG’s fiscal year) until December 31, 2005 (the last day of the fiscal year of the surviving entity in the Combination) as the “2005 transition period” in accordance with the views of the staff of the SEC. In accordance with “as if pooling-of-interests” accounting, the 2005 transition period consists of the results of Former ITG for such period combined with the results of SCI from December 3, 2005 (the day of acquisition of control of SCI by WLR) until December 31, 2005. References to the “2005 fiscal year” refer to the fiscal year of Former ITG ended October 2, 2005. References to the “2004 fiscal year” refer to the forty-seven week period from the inception of Former ITG until October 3, 2004.

As a result of the application of the accounting guidelines summarized above, the presentation of the Company’s historical financial information herein is not consistent with the historical financial information of SCI as reported in prior filings with the SEC. The presentation of certain previously reported amounts included herein has been reclassified to conform to the current presentation and to reflect certain discontinued operations of the Company.

Products and Segments

In 2006, the Company reported its financial results in seven reportable segments: automotive airbag fabrics; automotive airbag cushions; bottom-weight woven apparel fabrics; government uniform fabrics; interior furnishings; commission finishing; and development stage. The Company’s products include a broad range of fabrics that are sold to the automotive safety, apparel, government uniform, interior furnishings and specialty fabrics and services markets.

Automotive airbag fabrics and automotive airbag cushions

Through its automotive safety business unit, the Company produces automotive airbag fabrics and airbag cushions for automotive airbag modules. Airbag fabric and airbag cushions are components of airbag modules. The Company and other component manufacturers that sell their products to airbag module integrators are generally referred to as Tier 2 suppliers to the automotive industry. Airbag module integrators, which sell complete airbag modules to automobile manufacturers, are generally referred to as Tier 1 suppliers to the automotive industry. Tier 1 suppliers generally produce a majority of the components required for a complete airbag module. However, as the industry has evolved, Tier 1 suppliers have outsourced varying portions of non-proprietary components, such as airbag fabric and airbag cushions, to Tier 2 suppliers that specialize in the production of individual airbag components. Most Tier 1 suppliers produce airbag cushions for some models of cars and trucks internally and out-source their production requirements for other models to Tier 2 suppliers.

The Company’s airbag-related products include passenger, driver and side impact airbag cushions, side protection curtains, knee protection cushions and related parts and accessory components manufactured for installation in various car and truck models sold worldwide under multiple name brands, as well as airbag fabric sold to airbag manufacturers.

Additionally, the Company manufactures a wide variety of technical and value added fabrics used in a variety of niche industrial and commercial applications. The technical fabrics industry includes highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The Company sells these technical fabrics in both North America and Europe. Historically, the Company’s technical fabrics products have not been reported internally separately from the Company’s automotive fabrics segment.

Bottom-weight woven apparel fabrics (including denim, cotton, synthetic and worsted)

The Company produces apparel fabrics for use in garments, typically bottoms (i.e., pants, skirts or shorts). Demand for apparel fabric generally arises, directly or indirectly, from apparel wholesalers and retailers. Generally, wholesalers and retailers do not manufacture garments themselves, but instead they use “cut and sew” contractors who convert apparel fabric into finished garments. When an apparel wholesaler or retailer contracts for finished garments from the cut and sew contractors, they will usually specify which fabric manufacturer’s product is to be used. The cut and sew contractor then purchases apparel fabric directly from the designated fabric manufacturer.

Through the Cone Denim business unit, the Company manufactures and markets a wide variety of denim apparel fabrics. Denims are generally “yarn-dyed,” which means that the yarn is dyed before the fabric is woven. The result is a fabric with variations in color that give denim its distinctive appearance. Denim fabrics are marketed under the Cone Denim® brand name to premium and vintage jeanswear markets, where styling and innovation are important factors, as well as to the fashion and better basic jeanswear markets. The Company’s product developers and designers work directly with customers to provide differentiated denim products. This allows the Company to offer superior denim products to internationally known jeanswear brands and retailers who are seeking to differentiate themselves based on fashion, lifestyle branding and superior supply chain management.

Synthetic and worsted fabrics are marketed under the Burlington® WorldWide and Raeford® Uniform brand names. Synthetic fabrics include 100% polyester, nylon and polyester blended fabrics with wool, rayon and lycra. These products are targeted for the production of mens and womens apparel, performance activewear and uniform career apparel. Worsted fabrics include 100% wool and wool blended fabrics primarily targeted to branded mens apparel customers and the uniform career apparel trade.

Government uniform fabrics

The Company manufactures fabrics for military dress uniforms and battle dress uniforms (camouflage) sold primarily to the U.S. Government and to government contractors. Government legislation, commonly referred to as the Berry Amendment, requires that U.S. military uniform fabric must be manufactured in the United States. Worsted fabrics marketed under the Burlington WorldWide brand name are produced for the military dress uniform business. The Company is the largest producer of worsted fabrics for products produced for the U.S. military and fabrics protected by the Berry Amendment. The Company’s Carlisle Finishing business unit also produces military prints that are used to service the battle dress uniform business primarily for the U.S., but also for other, governments.

Interior furnishings

The Company’s interior furnishings fabrics are marketed under the Burlington House® and Cone Jacquard™ brand names. Upholstery fabrics are used in the residential and commercial markets, including healthcare, hospitality and corporate contract furnishings and furniture fabrics, panel fabrics and cubicle curtains. For interior fabrics, orders for fabric generally arise directly from the customer, and that customer produces the finished product or contracts for its production.

Commission finishing

The Company believes it is one of the largest commission printers and finishers in North America.

Commission textile printing and finishing services are provided by the Company’s Carlisle Finishing business unit, primarily for decorative interior furnishings and specialty prints. The Company’s capabilities in this segment include finishing, color matching and digital printing. The Company expects to begin operation in 2007 of a dyeing and finishing plant in China which, in addition to meeting internal production requirements, will provide commission finishing services primarily to the interior furnishings and ancillary markets.

Development stage

The Company allocates certain corporate expenses related to its international initiatives, described below, to its development stage segment. Management has established that a start-up operation is deemed to be operational when all equipment has been installed and normalized operating performance has been achieved. During the first full quarter that such performance has been realized, the results of a start-up operation are aggregated with the appropriate reporting segment.

Segment and Geographic Information

The Company generally attributes its revenues based on the ultimate destination of products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities. Summarized financial information by segment and geographic area is provided below. The data presented for the automotive airbag cushions and automotive airbag fabrics reportable segments relates to certain historical businesses of SCI and has been included in the Company’s results of operations beginning on December 3, 2005. For additional information, see Note 20 to the notes to consolidated financial statements included elsewhere in this annual report.

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
Net Sales:
Automotive Airbag Cushions	$173,183	$10,053	$ N/A	$ N/A
Automotive Airbag Fabrics	57,326	3,161	N/A	N/A
Bottom-weight Woven Apparel Fabrics	409,013	88,288	529,319	451,322
Government Uniform Fabrics	44,522	12,165	46,328	48,072
Interior Furnishings	36,418	8,805	41,115	35,854
Commission Finishing	21,683	5,879	27,481	19,596
Development Stage	—	—	—	—
All Other	386	67	401	339

	742,531	128,418	644,644	555,183
Intersegment Sales	(21,615)	(2,996)	(11,178)	(6,229)

	$720,916	$125,422	$633,466	$548,954

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Three Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
Net Sales:
United States	$355,024	$78,544	$397,755	$337,889
Mexico	128,869	14,016	108,544	99,609
Germany	92,675	4,745	—	—
Other Foreign	144,348	28,117	127,167	111,456

	$720,916	$125,422	$633,466	$548,954

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Long-lived Assets:
United States	$45,759	$37,617	$20,019	$6,988
Mexico	31,401	6,559	1,218	363
China	55,223	4,504	297	31
Other Foreign	30,961	20,519	20	—

	$163,344	$69,199	$21,554	$7,382

International Initiatives

In pursuit of its strategy, the Company is in the process of pursuing international greenfield initiatives, as well as other strategic growth opportunities, to develop manufacturing operations that allow it to diversify both geographically and by customer sourcing patterns. The Company believes that a global platform will increase its flexibility to address customer relationships and mitigate market risks associated with any specific location.

The strategic focus of the Company’s automotive safety division has been to become the lowest cost provider of total customer solutions for high quality automotive airbag fabric and airbag cushions worldwide. The Company’s original airbag cushion manufacturing facilities were in Mexico and the United Kingdom. The Company has since repositioned most of its European manufacturing from Western Europe to Eastern Europe. The Company’s U.K. facility began subcontracting with airbag cushion manufacturers in the Czech Republic in 1996, and the Company began producing airbag cushions at its own facilities in the Czech Republic in 1997. The Company acquired airbag cushion manufacturing facilities in Germany in 1996 and began subcontracting a portion of its production to Romania in 2002. In January 2005, the Company announced that it had signed an agreement to form a joint venture with Kingsway International Limited, an entity associated with Huamao (Xiamen) Technical Textile Co., Ltd., or Huamao, which manufactures airbag and industrial and technical fabrics in China. This China Joint Venture began commercial production in the fourth quarter of 2005 and produces automotive airbag cushions utilizing fabrics produced by Huamao. Production is intended to satisfy the Chinese domestic and Asian markets. The Company owns 65% of the entity formed to conduct the operations of the China Joint Venture. In November 2004, the Company announced that it had signed an agreement to form a joint venture with KAP Textile Holdings SA Ltd., or Gelvenor, which, through its textiles divisions, produces high technology industrial, technical and specialized fabrics in South Africa. The South Africa Joint Venture began commercial production in the first quarter of 2006 and produces automotive airbag cushions utilizing fabrics produced by Gelvenor. The Company owns 75% of the entity formed to conduct the operations of the South Africa Joint Venture.

On June 30, 2006, the Company completed the acquisition of the 50% equity interest of the Parras Cone joint venture not then owned by it from Compania Industrial de Parras S.A. de C.V. Prior to this acquisition, through a marketing agreement, ITG’s Cone Denim division marketed 100% of the denim produced at Parras Cone. Parras Cone has been producing basic denims and yarn since 1995.

In the fourth quarter of 2006, the Company acquired certain plant and airbag cushion assets of its Romanian subcontractor for airbag cushions for an aggregate purchase price of €5.5 million. This facility provides “cut and sew” services to the Company’s European automotive airbag business.

The Company is constructing a technologically advanced 28 million yard vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company and is consolidated in the Company’s financial statements. The Cone Denim division will market 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. The Company expects Cone Denim (Jiaxing) to begin production in calendar year 2007. The cost of this project is estimated at approximately $100 million.

The Company is also building a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. The Company expects Jiaxing Burlington Textile Company to begin operations in calendar year 2007. This facility will provide synthetic apparel fabrics and commission finishing services for interior furnishings and other complementary products. The cost of this project is estimated at approximately $30 million.

In 2006, the Company also began construction of a 28 million yard vertical denim plant in Nicaragua. The choice of Nicaragua reflects the Company’s belief that Nicaragua, and Central America generally, will be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. In addition, the Company expects to benefit from tariff preference levels, or TPLs, granted to Nicaragua as part of the Central America Free Trade Agreement, or CAFTA. Management believes that access to these TPLs will allow the Company to ship its products, primarily denim, cost competitively from its facilities in Mexico and China to Nicaragua for garment production by its customers. The Company expects Cone Denim de Nicaragua to begin production in 2008. The cost of this project is estimated at approximately $100 million.

The Company has entered into an agreement to build a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG – Phong Phu Ltd., Co. (“ITG-PP JV”) is 60% owned by the Company and 40% owned by Phong Phu Corporation and is consolidated in the Company’s financial statements. Construction of these facilities commenced in March 2007. This venture will offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex is expected to be operational in calendar year 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. As a component of the ITG-PP JV, a garment agency will also be established.

The Company’s international initiatives, including its significant foreign operations and exports to foreign markets, are subject to a number of special risks, which are described in more detail in the section entitled “Risk Factors” below.

Customers

The Company sells its products to a diversified, worldwide customer base within the automotive, apparel, government fabric, and interior furnishings markets. No single customer represented more than 10% of the Company’s net sales in 2006.

The automotive safety business unit sells its airbag cushions to Tier 1 suppliers globally for inclusion in specified car and truck models. Airbag fabric is sold in North America and Europe either directly to Tier 1 suppliers or to other Tier 2 suppliers, which then sew the airbag and sell it to a Tier 1 supplier. In some cases, particularly when the airbag cushion requires lower air permeability to facilitate more rapid or prolonged inflation, and to eliminate particulate burn-through caused by hot inflators, the airbag fabric must be coated before it is fabricated into an airbag. In such a case, the Company generally sells airbag fabric to a coating company, which then resells the coated fabric to either a Tier 1 supplier or a Tier 2 supplier. The Company has contractual relationships with several large, global Tier 1 suppliers, the most significant being, in alphabetical order, Autoliv, Inc., Key Safety Systems, Inc., Takata Group and TRW Automotive Holdings Corp.

The Cone Denim and Burlington WorldWide divisions serve customers throughout the apparel supply chain, including a variety of cut and sew contractors and apparel wholesalers and retailers, worldwide. The Company believes it is a leading supplier to the world’s leading jeanswear brands. The Company also sells its products to manufacturers, wholesalers and retailers of home textile products and other users of fabric products.

Although none of the Company’s customers accounted for 10% or more of direct net sales in the 2006 fiscal year, Levi Strauss & Co. (“Levi Strauss”), its largest customer, is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace. The Company estimates that Levi Strauss directly and indirectly accounted for approximately 12% of net sales in the 2006 fiscal year. In addition to Levi Strauss, key customers of the Company’s denim fabrics include, in alphabetical order, American Eagle Outfitters, Inc., Buckle Inc., Gap, Inc. (including retailers Banana Republic, GAP and Old Navy), and VF Corporation (principal jeanswear brands include Lee®, Rustler® and Wrangler®). Key customers of the Company’s synthetic and worsted products include, in alphabetical order, Bayer Clothing Group, Inc., Cintas Corporation, Fechheimer Brothers Co., and Oxford Industries, Inc. Key customers of the government uniform fabrics segment include the U.S. Government and suppliers to the U.S. Government.

Competition

The U.S. and global textile industries are highly fragmented and competitive. No single firm dominates the United States or global market, and many companies compete only in limited segments of the textile market. Certain of the Company’s products also compete with nontextile products. In many markets, the Company competes with large, integrated enterprises, as well as small, niche regional manufacturers. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and, within certain of the Company’s segments, the degree of fashion risk inherent in the product.

The airbag fabric and airbag cushion markets are highly competitive. Some of the Company’s current and potential competitors may have greater financial and other resources than the Company, and some are more diversified than the Company. The Company competes primarily on the basis of price, product quality, reliability, flexibility and capability. The automotive safety business unit competes with various Tier 2 suppliers in North America for airbag fabric sales, and in both North America and Europe for airbag cushion sales to Tier 1 suppliers. Because Tier 1 suppliers dictate the airbag fabric to be used in the airbag cushions they purchase from Tier 2 suppliers, the Company is sometimes required to use airbag fabric produced by its competitors in the airbag cushions manufactured by the Company. Most Tier 1 suppliers produce a portion of their airbag cushion requirements internally and outsource the rest of their production requirements to Tier 2 suppliers. Tier 1 suppliers generally do not divide their production requirements for any single car or truck model between in-sourcing and outsourcing, but rather in-source all of their production requirements for some models and outsource all of their production requirements for other models. Tier 2 suppliers, such as the Company, generally do not compete with Tier 1 suppliers for airbag cushion sales to third parties; however, during downturns in the automotive industry, Tier 1 suppliers tend to in-source their production requirements for more models in order to maximize utilization of their own facilities. Similarly, but to a lesser extent, some Tier 1 suppliers in-source a portion of their airbag fabric requirements. The automotive safety business unit’s primary Tier 2 competitors in the North American airbag fabric market are Milliken and Company, Mastex Industries, Inc. and Reeves Brothers, Inc. Its primary Tier 2 competitors in the North American and European airbag cushion markets are Milliken and Company and Aerazur S.A. As discussed above, most Tier 1 suppliers in-source some of their airbag cushion production requirements and some Tier 2 suppliers in-source some of their airbag fabric production requirements. Some Tier 1 suppliers, such as Takata Highland, in-source all of their airbag fabric and their airbag cushion production requirements.

The textile apparel industry continually faces changes in demand and sourcing. Industry participants, including customers of the Company, continue to seek lower prices for textile products and have shifted the sourcing of products to outside of North America, principally to Asia, the Indian subcontinent and Central America.

Within the Company’s bottom-weight woven apparel segment, imports of foreign-made textile and apparel products are a significant source of competition. The Company believes that imports of apparel garments will continue to rise, especially as certain quotas on goods imported from China expire over the next two years. This expected increase in imports will place additional competitive pressures on the Company.

Raw Materials

The Company uses many types of fiber, both natural (principally cotton and wool) as well as synthetic (polyester, nylon, polypropylene, acrylic, rayon, Tencel®, and acetate), in the manufacture of its textile products.

The raw materials required by the automotive safety division largely consist of synthetic yarns provided primarily by Invista, Inc. (“Invista”), Pharr Yarns, LLC (“Pharr Yarns”), and Polyamide High Performance GmbH (“PHP”).

The primary yarns include nylon, polyester and Nomex. Invista and PHP are the leading suppliers of airbag fabric yarn to both the market and the Company. Invista supplies a majority of the nylon yarn used in the Company’s airbag fabric operations pursuant to purchase orders or releases on open purchase orders. The automotive safety division’s principal customers generally require that they approve all suppliers of major airbag components or airbag fabric raw materials. These suppliers are approved after undergoing a rigorous qualification process on their products and manufacturing capabilities. In many cases, only one approved source of supply exists for certain airbag components. In the event that a sole source supplier experienced prolonged delays in product shipments or no longer qualified as a supplier, the Company would work together with its customers to identify another qualified source of supply. Any inability to obtain such alternative supplies, if necessary, could have a material adverse effect on the Company. Other materials, such as dyes and chemicals, are generally available, but, as in the case of the Company’s primary raw materials, continued availability is dependent to varying degrees upon the adequacy and cost of the polymers used in production and petroleum prices.

Cotton and wool are available from a wide variety of domestic and foreign sources. The cost of cotton and, to a lesser extent, its availability generally has varied in the past several years as a result of volatility in crop production. United States agricultural programs affect the crop production, and thus the cost and supply of cotton in the U.S., and the policies of foreign governments have an effect on worldwide prices and supplies as well. Synthetic fibers, principally polyester, are generally available from a wide variety of sources both domestically and abroad. However, the prices of those fibers are influenced heavily by demand, manufacturing capacity, petroleum prices and the cost of the underlying polymers.

Employees

At December 31, 2006, the Company employed approximately 8,700 individuals worldwide. The Company’s hourly employees in Mexico, the Czech Republic and South Africa are entitled to a federally regulated minimum wage, which is adjusted from time to time. The Company seeks to set wages for its hourly employees in China at a level designed to compete for skilled workers in its economic zone market. Employees at the Company’s White Oak Plant in the United States, and at its facilities in Mexico and the Czech Republic are unionized. In addition, the Company’s wholly owned German subsidiary has a workers’ council pursuant to German statutory labor law, and a similar council exists at the Company’s facility in Romania. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

Regulatory

The Company’s operations are subject to various product safety, environmental, employee safety and wage and transportation related statutes and regulations. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

As a provider of textile products internationally, the sale of the Company’s products is subject to various regulations governing trade among countries. The Company seeks to maximize the benefits that may be achievable under trade laws of various countries. For example, under the North American Free Trade Agreement, or NAFTA, entered into between the United States, Mexico and Canada, there are no textile or apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Because the Company is an apparel fabrics manufacturer and a resident, diversified textile product manufacturer in Mexico, the Company believes that NAFTA is advantageous to the Company. In addition, the Company is able to benefit from certain recently passed CAFTA legislation in its development of a denim manufacturing facility in Nicaragua. The Company’s announcement of an investment in Vietnam coincided with Vietnam’s proposed entry into the World Trade Organization.

Generally, trade agreements such as NAFTA and CAFTA affect the Company’s business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that limit the countries from which ITG can purchase raw materials and set quantitative limits on products that may be imported from a particular country.

In general, previously existing quotas on the importation of fabrics and apparel were phased out over a ten-year period that ended on January 1, 2005. These phased-out quotas only applied to World Trade Organization, or WTO, member countries. With China’s accession to the WTO in 2001, the phase-out completed on January 1, 2005 was applicable to that country as well. Given this short time frame, however, a “safeguard” mechanism was established with respect to China only. The safeguard mechanism is a transition rule to protect against surges of imports from China that would disrupt the domestic market in such goods. The additional safeguards put in place with respect to products sourced from China has reduced or limited the flow of textile and apparel products from that country and, as a result, many manufacturers are considering alternative sourcing plans.

The existing safeguard mechanism will expire on, and it is likely that no safeguard actions will be invoked after, December 31, 2008.

The Berry Amendment, which was enacted in 1941, is one of multiple statutes that impose “domestic source” requirements on products used in government procurement contracts. The Berry Amendment, in pertinent part, requires the Department of Defense, or DOD, to use only domestically produced apparel and fabrics. Under the requirement, these items must be made with 100% U.S. content and labor. The DOD may waive the Berry Amendment requirement and purchase foreign made goods under certain circumstances, such as “emergency” acquisitions or when U.S.-origin products are unavailable.

The United States and other countries in which the Company’s products are manufactured and sold may impose new duties or tariffs, change standards for the classification of products or implement other restrictions. Management monitors new developments and risks related to duties, tariffs, quantitative limits and other trade-related matters pending with the U.S. and foreign governments.

Customers of the automotive safety business unit require the Company to meet specific requirements for design validation. The Company and its customers jointly participate in design and process validations and customers must be satisfied with reliability and performance prior to awarding a purchase order. All standards and requirements relating to product performance are required to be satisfied before the Company is qualified as a supplier by its customers. The Company maintains extensive quality control and quality assurance systems in its North American and European automotive facilities, including inspection and testing of all products, and is TS 16949 and ISO 9001 certified. The more stringent TS 16949 replaces SCI’s previous QS 9000 certification. The Company believes it was the first airbag fabric manufacturer to have its entire business (not just its manufacturing facility) certified under ISO 9000. The Company also performs process capability studies and designs experiments to determine that the manufacturing processes meet or exceed the quality levels required by each customer. The Company’s fabric operations’ laboratories are accredited by A2LA pursuant to the requirements under ISO 17025. The Company’s facility in the Czech Republic as well as its fabric operations are also certified under the environmental management standard ISO 14001. The Company’s fire service products are registered under the UL Product Registration Program against specific National Fire Protection Association requirements.

Environmental

The Company’s operations and properties are subject to a wide variety of environmental laws. Such laws may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of the Company’s operations exposes it to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and liability for known environmental claims pursuant to such environmental laws will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued are expected to be required for the Company’s environmental control efforts and the final outcomes of these matters are not expected to have a material adverse effect on the Company’s financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects.

Research and Development

The Company is committed to researching and developing new products, product and process improvements, and improving the quality of its existing products. These efforts are primarily channeled toward improving the quality, styling and performance of its fabrics and related products.

The Company’s airbag fabric and airbag cushion operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company has technical centers in Greenville, South Carolina; Ensenada, Mexico; and Hildesheim, Germany. Through its textile laboratory located in Greenville, South Carolina, the Company has the ability to test and analyze a wide range of fabrics (airbag and other) under internationally accepted testing standards, including US-ASTM, Europe-DIN and ISO, Asian-JIS and Underwriters NFPA. The laboratory is A2LA accredited (ISO 17025) and certified with ISO/TS 16949, which are the most important certifications for the industry. All validation testing and analytical testing of fabric is performed at this laboratory. Additionally, the Greenville facility has prototype-manufacturing capabilities. All necessary validation testing and process development testing of airbag cushions manufactured in North America is performed in Ensenada, Mexico. The Ensenada, Mexico technical center consists of a testing laboratory and prototype cells complete with dedicated staff and equipment. The Company’s technical center in Hildesheim, Germany conducts static and dynamic deployment testing and analysis using high-speed video equipment and includes pendulum-testing capability, a sample shop with manual and computerized sewing equipment, a production-style laser cutter, volumetric measurement and analysis equipment, textile welding and other non-sewn fastening equipment.

The Company’s Burlington Labs division, which is a part of the bottom-weight woven apparel segment, works with technology vendors to develop new fabric innovations in exchange for exclusivity commitments from these vendors on new products and to explore and develop proprietary technologies exclusive to Burlington WorldWide, including chemical formulations, fiber enhancements and fabric processing applications designed to lead to new fabric innovations. These innovations include odor adsorption, insect repellency, flame retardancy and sun protection properties woven into fabrics without compromising hand aesthetics and appearance. These products are used in activewear and military apparel as well as in hospitals and home fashions. Both Burlington WorldWide and Cone Denim have a long history of research and development projects, which have resulted in new products such as denim fabrics with unique appearances, specialty fabrics with performance characteristics such as moisture wicking and stain repellency, and fabric with fire retardant properties.

The Company is also involved in the development of computer aided design and manufacturing systems and other methods to facilitate and streamline interaction between employees and the Company’s customers.

The Company’s research and development costs were approximately $7.3 million in the 2006 fiscal year, $1.5 million in the 2005 transition period, $5.1 million in the 2005 fiscal year and $4.6 million in the 2004 fiscal year.

Intellectual Property

The Company maintains a portfolio of patents, trade secrets, trademark and copyrights. The Company holds a number of patents that relate to technical improvements, and the enhancement of product performance, with respect to airbag fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire at various times through 2022. The Company also has several registered trademarks for brand names for some of its technical fabrics, including WeatherMax and MCS, which are subject to renewal at various times through 2015.

The Company engages in both active and passive branding in its various business segments, and seeks to leverage the heritage and authenticity of its established, widely-recognized brands and brand names, including Cone Denim®, Burlington House® and Burlington® in its bottom-weight woven apparel fabrics segment, as well as its Raeford® Uniform brand name in its bottom-weight woven apparel fabrics and government uniform fabrics segments.

Seasonality

Sales in the Company’s automotive airbag fabrics and automotive airbag cushions segments are subject to the seasonal characteristics of the automotive industry, in which, generally, there are plant shutdowns in the third and fourth quarters of each calendar year. The strongest portion of the apparel sales cycle is typically from March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. In recent years, apparel fabric sales have become increasingly seasonal as customers have begun to rely more upon contract sewing and have sought to compress the supply cycle to mirror retail seasonality as described above. Historically, the Company’s apparel fabric sales have been typically four to six months in advance of the retail sale of the apparel garment. Demand for upholstery fabrics and the level of attendant sales generally fluctuate moderately during the year.

Backlog

The backlog of the Company’s open orders as at December 31, 2006 was approximately $71 million, and was approximately $69 million as at December 31, 2005. The Company believes that the open orders at December 31, 2006 will be filled during the 2007 fiscal year.

Restructuring Activities and Discontinued Operations

The Company continues to examine its existing domestic manufacturing operations and evaluate opportunities for strategic growth, including possible acquisitions. The Company evaluates opportunities to restructure certain of its domestic operations in an effort to align its domestic manufacturing base with long-term opportunities and increase return on investment.

In November 2005, the Company finalized the shutdown of its denim manufacturing facility in Cliffside, North Carolina, and in May 2006, completed the sale of the real property and certain equipment from this location. Remaining equipment from this location is being placed in operation at other ITG facilities.

In May 2006, the Company entered into an agreement pursuant to which it agreed to close its Reidsville, North Carolina weaving plant in the interior furnishings segment and transition all future production of U.S. produced mattress fabrics to a leased facility as part of an agreement with Tietex International. The Company received proceeds from the related sale of plant assets of $3.9 million. This restructuring resulted in the elimination of approximately 60 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company.

In August 2006, the Company announced that it would be transitioning production from its Hurt, Virginia dyeing and finishing plant to other domestic facilities and its new synthetic finishing plant in China (Jiaxing Burlington Textile Company). Based upon expected customer requirements, synthetic fabric production will be transitioned to ITG’s Burlington, North Carolina finishing plant. As with Jiaxing Burlington Textile Company, the Burlington finishing plant will also service both apparel and interior furnishings customers.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina. In conjunction with this transition, the plant will stop producing open-end yarns in order to further focus on being a niche supplier of premium denims. This restructuring resulted in the elimination of approximately 260 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company.

In December 2006, the Board of Directors of ITG committed to a plan to exit certain Burlington House businesses in the interior furnishings segment and instructed management to seek potential buyers and negotiate sales of the related product lines or assets. The businesses being exited produced decorative fabrics and mattress fabrics as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity.

The Company intends to transfer its worsted finishing operations from the Hurt facility to its Raeford, North Carolina facility, which presently produces yarn for the worsted fabric. This strategic move will consolidate key steps of the Berry Amendment-protected U.S. military dress uniform fabric production in a long term defensible domestic facility. The transition of these operations and the related closing of the Hurt, Virginia facility is expected to be completed in the 2007 fiscal year.

In January 2007, the Company sold certain assets that were part of its discontinued mattress fabrics product line to Culp, Inc. The sale price of $7.8 million was paid with $2.5 million of cash and the remainder in shares of stock of Culp.

ITEM 1A.	Risk Factors

The Company and its operations are subject to a number of risks and uncertainties, including those described below. You should carefully consider these risks when evaluating the Company’s prospects. The risks below are not the only risks facing the Company, but are currently considered the most material by management. Additional risks and uncertainties not presently known to the Company or that it currently considers immaterial could adversely affect the Company in the future. Should any of these risks occur, the Company’s financial condition and results of operations could be materially adversely affected.

The Company operates in a highly competitive and rapidly evolving market and faces intense competition from both established entities and new entries in its markets that may adversely affect the Company’s revenues and profitability.

The Company’s markets are highly competitive and evolving rapidly, both in the U.S. and internationally, and the Company has been subject to increased competition for its products. Competition is generally based upon price, product quality and service. The Company competes for sales with large integrated enterprises that may have greater financial and marketing resources than the Company, as well as with small, niche manufacturers that may be able to achieve greater market penetration than the Company in certain regions or with respect to individual product lines. Increased competition for the Company’s products, including in the form of lower cost production in other countries, or foreign imports at low prices, could result in decreased prices and/or demand for the Company’s products, which could have a potentially adverse effect on the Company’s results of operations, cash flows or financial position.

In addition, many companies both in and outside of the Company’s industries have active research and development programs. Many of these companies have considerable experience in areas of competing interests to the Company. The Company cannot determine if other manufacturers are conducting potentially competitive research, which could result in the development and introduction of processes, products or materials that are either comparable or superior to the processes or materials the Company uses, or the products the Company sells. Further, new product introductions, product enhancements and the use of other technologies by the Company’s competitors could lead to a loss of market acceptance and cause a decline in sales or gross margins.

Cost pressures resulting in further integration or industry consolidation could reduce sales opportunities, decrease sales prices and drive down demand for the Company’s products, especially within the automotive safety business.

Automotive suppliers, such as certain of the Company’s customers, are currently subject to cost pressures. As a result, certain suppliers have begun to vertically integrate some industry operations. Consolidation within the automotive supply industry, as well as further vertical integration among the Company’s customers, in either case combined with increased in-sourcing as described below, could result in decreased sales prices and demand for the Company’s products. The occurrence of any one or more of these factors could have a potentially adverse effect on the Company’s results of operations, cash flows or financial position.

Demand for the Company’s products varies with trends in consumer demand for automobiles, the fashion industry, and general economic cycles, as well as other patterns.

Demand for the Company’s automotive textile products is generally related to the demand for automobiles. A change in any number of factors, including U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers, consumer spending patterns and changes in fashion trends, could affect demand for textile products and, in turn, result in decreased sales prices and/or demand for the Company’s products. Demand for the Company’s apparel and interior furnishing products also vary with those trends. Any such changes could have a potentially adverse effect on the Company’s results of operations, cash flows or financial position.

The Company’s customers of airbag fabric and airbag cushions may, in certain circumstances, increase their internal production of airbag fabric and airbag cushions, reducing their demand for the Company’s automotive safety products.

The Company supplies airbag fabric and airbag cushions to Tier 1 suppliers. Most Tier 1 suppliers produce airbag cushions for some models of cars and trucks internally and outsource their production requirements for other models to Tier 2 suppliers, such as the Company. From time to time, Tier 1 suppliers decide to in-source the production of airbag cushions for car and truck models that were previously outsourced. During downturns in the automotive industry, Tier 1 suppliers tend to in-source more frequently in order to maximize utilization of their own facilities. Similarly, but to a lesser extent, some Tier 1 suppliers in-source a portion of their airbag fabric requirements, and such in-sourcing also tends to increase during downturns in the automotive industry. Recent decreases in demand for automobiles in both the North American and the European markets resulted in the decisions by certain Tier 1 suppliers in 2005 and 2006 to curtail outsourcing and in-source additional production, which resulted in reduced sales. Any additional in-sourcing decisions by Tier 1 suppliers could materially adversely affect results of operations, cash flows or financial position.

Downturns in the automotive industry, as well as production stoppages, typically reduce demand for the Company’s automotive safety products and, therefore, reduce the Company’s revenues and income.

The Company sells its automotive safety products to Tier 1 suppliers, which in turn sell their modules to various automotive manufacturers. Automotive manufacturers have, from time to time, experienced rising inventories of unsold automobiles resulting in reduced production in order to balance inventory levels with sales. Sustained reductions in automotive production reduce demand for the Company’s products and therefore reduce its revenues and profitability. Any sustained downturn within the automotive production market could have a material adverse effect on the Company’s results of operations, cash flows or financial position. The results of operations of the automotive safety business unit are also subject to the effects of work stoppages within the automotive industry as a whole. In particular, sales of airbag products are vulnerable to interruptions as a result of work stoppages of labor forces of customers and/or major automotive manufacturers whose unionized workers may strike from time to time.

New suppliers in the North American automotive safety products market could reduce sales prices and demand for the Company’s automotive safety products.

The cost pressures currently being experienced in the automotive industry increase the possibility that a customer may seek to qualify new suppliers in the North American market, with the possibility of decreased sales prices and demand for the Company’s automotive safety products. New suppliers could be existing U.S. companies in similar or related businesses or existing foreign competition expanding into the North American market. New suppliers and competition could have a material adverse effect on the Company’s customers and/or suppliers resulting in a potentially adverse effect on the Company’s results of operations, cash flows or financial position.

The Company’s results could be affected by fluctuations in the cost and availability of materials and naturally occurring and other resources used in the production of the Company’s products.

The primary materials used in the production of the Company’s products include cotton, wool, nylon and polyester. In addition, the Company relies heavily on naturally occurring resources such as fuel, as well as certain chemicals, in the production of its products. The materials and other resources used in the production of the Company’s products are subject to fluctuations in price and availability. For instance, cotton prices and availability vary from season to season depending upon the crop yields. The price of nylon and polyester is influenced by demand, manufacturing capacity and costs, petroleum prices and the cost of polymers used in producing polyester. The

Company attempts to pass along certain of these raw material price increases to its customers in order to protect its profit margins. Its success in so doing is dependent upon market dynamics present at the time of any price increases. The Company’s inability to pass on the effects of any such material price increases to its customers may materially adversely affect the Company’s results of operations, cash flows or financial position.

Decreased material or resource availability could impair the Company’s ability to meet its production requirements on a timely basis. Increases in prices of materials or the resources used in the production of products have historically not been able to be, and in the future may not be able to be, passed along to customers of the Company through increases in prices of the Company’s products. If any production delays occur, or if any increases in these prices cannot be passed along to the Company’s customers, it could have a potentially adverse effect on the Company’s results of operations or cash flows.

The Company’s automotive safety business unit is dependent on a small number of major yarn suppliers.

The raw materials for the Company’s automotive safety fabric operations largely consist of synthetic yarns provided by Invista, Inc., Pharr Yarns, and PHP, among others. The primary yarns include nylon, polyester and Nomex. Invista and PHP are the leading suppliers of airbag fabric yarn to both the Company and the airbag cushion market generally. In particular, Invista supplies a majority of the nylon yarn used in the Company’s airbag fabric operations pursuant to purchase orders or releases on open purchase orders. The loss of Invista as a supplier could have a material adverse effect on the Company.

The Company is dependent on the success of, and its relationships with, its largest customers.

The customer base of the Company’s automotive safety business is highly concentrated, and this division relies on key contractual relationships with several large Tier 1 suppliers. The most significant customers to this division, in alphabetical order, are Autoliv, Inc., Key Safety Systems, Inc., the Takata Group and TRW Automotive Holdings Corp. The loss of any key customer, its direction to a significant number of its contractors to purchase fabric from a producer other than the Company or a material slowdown in the business of one of the key customers could have a material adverse effect on the Company’s results of operations, cash flows or financial position.

The Company’s apparel and textile solutions business is dependent on the success of, and its relationships with, its largest customers. None of the Company’s customers accounted for 10% or more of the Company’s total direct net sales in its 2006 fiscal year. However, the Company estimates that one large customer of the denim fabrics division (Levi Strauss & Co.) directly and indirectly accounted for approximately 12% of the Company’s net sales in the 2006 fiscal year. Levi Strauss is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased, the Company believes that continued sales to these customers are dependent upon the Company maintaining a stronger supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Successful execution of the Company’s strategy is dependent upon, among other things, the Company obtaining financing at times, and on terms, deemed necessary by it.

Successful execution of the Company’s strategy, and the related implementation of its international initiatives, will require the Company to obtain financing from external sources. There can be no assurances that the Company will be able to obtain this financing in amounts, at times and on terms acceptable to it, if at all. Any failure by the Company to obtain any necessary financing in amounts, at times and on terms acceptable to it, if at all, may delay, or make impossible to implement, the Company’s strategy, which would have a material adverse effect on the Company.

Execution of the Company’s strategy involves an increase in international operations. Significant international operations involve special risks that could increase expenses, adversely affect operating results and require increased time and attention of the Company’s management.

The Company currently has significant operations outside of the United States. Additionally, the Company expects to further expand its international operations as part of its business strategy. International operations are subject to a number of risks in addition to those faced by domestic operations, including:

•	potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of the Company’s intellectual property rights;

•

economic instability in certain countries or regions resulting in higher interest rates and inflation, which could make the Company’s products more expensive in those countries or raise the Company’s cost of operations in those countries;

•	changes in both domestic and foreign laws regarding trade and investment abroad;

•	the possibility of the nationalization of foreign assets;

•	limitations on future growth or inability to maintain current levels of revenues from international sales if the Company does not invest sufficiently in its international operations;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	restrictions on transfers of funds, foreign customs and tariffs and other unexpected regulatory changes;

•	difficulties in staffing, managing and operating international operations;

•	difficulty in identifying desirable local partners for alliances or joint ventures and managing any such relationships;

•	obtaining project financing from third parties, which may not be available on satisfactory terms, if at all;

•	difficulties in coordinating the activities of geographically dispersed and culturally diverse operations; and

•	political unrest, war or terrorism, particularly in areas in which the Company will have facilities.

A portion of the Company’s transactions outside of the United States are denominated in foreign currencies. In addition, the Company expects that it will continue to purchase a portion of its raw materials from foreign suppliers in foreign currencies, and incur other expenses in those currencies. As a result, future operating results will continue to be subject to fluctuations in foreign currency rates. Although the Company may enter into hedging transactions, hedging foreign currency transaction exposures is complex and subject to uncertainty. The Company may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of total sales.

Financial statements of certain of the Company’s foreign operations are prepared using the local currency as the functional currency while certain other financial statements of these foreign operations will be prepared using the U.S. dollar as the functional currency. Translation of financial statements of foreign operations into U.S. dollars using the local currency as the functional currency occurs using the exchange rate as of the date of the balance sheet for balance sheet accounts and at a weighted average exchange rate for results of operations. The Company’s consolidated balance sheet and results of operations may be negatively impacted by changes in the exchange rates as of the applicable date of translation. For instance, a stronger U.S. dollar at an applicable date of translation will lead to less favorable translation results than a weaker U.S. dollar at that date.

The Company’s international greenfield initiatives may not be completed in a timely manner, may not be completed at expected costs and may not produce expected benefits.

The Company’s strategy includes the completion and operation of several international greenfield initiatives. The failure of one or more of these initiatives to be completed in a timely manner or at costs currently expected by management, or to produce sales in amounts and at times expected by management, may adversely affect the Company’s results of operations, cash flows or financial position.

Changing international trade regulations and future qualitative limits, duties or tariffs may increase the Company’s costs or limit the amount of products that the Company can import from suppliers in a particular country.

Trade restrictions, including increased tariffs, safeguards or quotas, on textile products could limit the countries from which the Company produces or sources its products, restricting the availability of raw material and finished apparel sourcing by requiring yarn and/or fabric to be produced in certain countries or setting quantitative limits on products that may be imported from a particular country. These trade restrictions could have a particular impact on the Company’s business when, after the Company has moved its operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed. The countries in which the Company’s products are manufactured or into which they are imported may from time to time impose additional regulations, or modify existing regulations, including:

•

additional duties, taxes, tariffs and other charges on imports, including retaliatory duties or other trade sanctions, which may or may not be based on World Trade Organization, or “WTO,” rules, and which would increase the cost of products purchased from suppliers in those countries;

•

quantitative limits on the quantity of goods which may be imported into the United States from a particular country, including the imposition of further “safeguard” mechanisms by the U.S. Government or governments in other jurisdictions, limiting the Company’s ability to import goods from particular countries, such as China;

•	changes in the classification of products that could result in higher duty rates than the Company has historically paid;

•	modification of the trading status of certain countries;

•	requirements as to where products are manufactured;

•	creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing; or

•	creation of other restrictions on imports.

Adverse changes in trade regulations and the costs associated with such regulations could interrupt production in offshore facilities or delay receipt of the Company’s products in the United States and other markets, which would harm its business. Furthermore, future trade agreements could provide the Company’s competitors with an advantage over it or increase the Company’s costs, either of which could have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

The Company’s products may be subject to government regulation in the future that could impair its operations.

Certain of the Company’s products could be subject to stringent government regulation in the United States and other countries in the future. These regulatory processes can be lengthy, expensive and uncertain. Additionally, securing necessary clearances or approvals may require the submission of extensive data and other supporting information. Failure to comply with applicable requirements could result in fines, recall, total or partial suspension of distribution, withdrawal of existing product or the inability to integrate product offerings. If any of these things occur, it could have a material adverse impact on the Company’s business.

Military hostilities have resulted in lower sales of government military dress uniforms. Any future actions by the U.S. Government which result in the shifting of spending or reductions in the U.S. military’s budget may further negatively impact sales of the Company’s military dress uniform and battle dress business.

Military hostilities and war-related priorities have shifted U.S. military funds away from the Company’s profitable dress uniform business. Given a trend among military personnel to dress in battle or camouflage uniforms on a daily basis, the business may decline further or may not recover to its historical levels of sales or profitability. In addition, any future action by the U.S. Government which results in U.S. military spending being shifted away from spending on military dress uniforms, or an overall reduction of the military’s budget, may further negatively impact the Company’s sales of military dress uniform and battle dress uniform fabric.

The Company faces risks from changes in U.S. Government policies that would be unfavorable to domestic manufacturers.

The Berry Amendment currently requires that the U.S. Department of Defense purchase certain products, including military clothing, manufactured with 100% U.S. content and labor. The Company relies on this requirement to profitably provide government uniforms and fabrics. If the government was to remove or reduce this domestic production requirement, the Company’s sales and profit levels would be adversely affected.

If the Company does not protect its proprietary information and prevent third parties from making unauthorized use of its products and technology, its financial results could be harmed.

The Company relies on a combination of confidentiality agreements and procedures and patent, trademark and trade secret laws to protect its proprietary information. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. Third parties may copy aspects of processes, products or materials, or otherwise obtain and use proprietary information of the Company without authorization. Third parties may also develop similar or superior technology independently, including by designing around patents of the Company. Furthermore, the laws of some foreign countries do not offer the same level of protection of the Company’s proprietary rights as the laws of the U. S., and the Company may be subject to unauthorized use of its products in those countries. Any legal action that the Company may bring to protect proprietary information could be expensive and may distract management from day-to-day operations. Unauthorized copying or use of products or proprietary information of the Company could result in reduced sales of its products.

The Company has assumed the defined benefit pension plan of Burlington Industries, which will require substantial funding over the next several years. This required funding will reduce funds available for the execution of the Company’s strategic expansion.

The Company’s Burlington Industries subsidiary has a frozen defined benefit plan which is underfunded. This plan has a provision that allows individuals to receive their pension benefits in a lump sum payment when they leave the employment of the Company. Any material downsizing of the Company’s domestic workforce covered by this plan would likely result in the requirement for significant cash payouts from the plan, increase the funding deficit, and require funding from the Company, thereby reducing funds available for use in the execution of the Company’s strategy.

Changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions could have a material adverse effect on the Company.

The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes; the remediation of contaminated soil and groundwater; and the health and safety of employees. Future events, such as new information, changes in existing environmental laws or their interpretation, or more vigorous enforcement policies of regulatory agencies, may give rise to expenditures or liabilities that could result in a material adverse effect on the Company’s results of operations, cash flows or financial position.

The Company continues to focus on the integration of the business and operations SCI and Former ITG, as well as integration of the operations of BST. If the Company fails to effectively integrate these operations, the Company may not realize the potential benefits of any of these transactions.

The integration of SCI and Former ITG has been a time consuming and expensive process. The Company expects that the integration of BST into its operations will also be time consuming and expensive. Integration efforts may disrupt the Company’s operations if they are not completed in a timely and efficient manner. If these integration efforts are not successful, the Company’s results of operations could be adversely affected. In addition, the Company may not achieve anticipated synergies or other benefits of any of these transactions.

The success of the Company will depend on the abilities of its senior management team, as well as the Company’s ability to attract and retain key personnel.

The Company’s success is highly dependent on the abilities of its management team. The management team must be able to effectively work together to successfully conduct the Company’s current operations, as well as implement the Company’s strategy, which includes significant international expansion. If they are unable to do so, the results of operations and financial condition of the Company may suffer. In addition, as part of the Company’s strategy of international expansion, there is great competition for the services of qualified personnel. The failure to retain current key managers or key members of the design, product development, manufacturing, merchandising or marketing staff, or to hire additional qualified personnel for new operations could be detrimental to the Company’s business.

Anti-takeover provisions contained in the Company’s governance documents, and Delaware corporate law, may make it difficult for the Company’s stockholders to replace or remove the Company’s board of directors and could deter or delay third-parties from acquiring the Company, which may adversely affect the marketability and market price of the Company’s common stock.

Provisions contained in the certificate of incorporation and bylaws of the Company may make it difficult for stockholders to change the composition of the Company’s board of directors in any one year, and thus prevent them from changing the composition of management. These same provisions may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by management and the board of directors of the Company. In addition, the Company may, in the future, be subject to certain provisions of Delaware corporate law that may prevent certain stockholders from engaging in a business combination with the Company. Stockholders who might desire to participate in this type of transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of stockholders to benefit from a change in control or change the Company’s management and board of directors and, as a result, may adversely affect the marketability and market price of the Company’s stock.

There may be circumstances in which the interests of the Company’s significant stockholders could be in conflict with your interests as a stockholder.

Affiliates of WLR own approximately 87% of Company’s total voting stock on a fully diluted basis. Also, affiliates of WLR hold seven of the nine positions on the Company’s board of directors. Circumstances may arise in which affiliates of WLR or other major investors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their investment in the Company or another company in which they invest. In connection with any such transaction involving the Company, WLR could have interests that might conflict with, be different from, or be in addition to, the interests of the Company’s other stockholders. In addition, the Company may from time to time engage in transactions with related parties and affiliates that include, among other things, management and consulting arrangements.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located in Greensboro, North Carolina, in a facility that is leased by the Company. As indicated below, the Company owns most of its manufacturing facilities. The Company believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. The Company’s principal manufacturing, distribution and administrative facilities at December 31, 2006 are listed below:

PRINCIPAL PROPERTIES

Facility Name	Products and Segment	Location	Owned/ Leased	Approximate Floor Area (Sq. Ft.)
Burlington Finishing	Synthetic apparel and interior furnishings finishing (3, 5)	U.S.	Owned	426,000
Carlisle Finishing	Commission finishing and government (4, 6)	U.S.	Owned	665,000
Cone Jacquards	Interior furnishings (5)	U.S.	Owned	138,000
Greenville	Automotive safety and technical fabrics (2)	U.S.	Owned	826,000
Raeford	Apparel and government (worsted and automotive safety) (3, 4)	U.S.	Owned	647,000
Richmond	Apparel and government (synthetic and worsted) (3, 4)	U.S.	Owned	556,000
White Oak	Apparel (denim) (3)	U.S.	Owned	1,567,000
Casimires	Apparel (worsted) (3)	Mexico	Owned	699,000
Cone Denim Jiaxing (under construction)	Apparel (denim) (7)		Owned(8)	630,000
Cone Denim Nicaragua (under construction)	Apparel (denim) (7)	Nicaragua	Owned	620,000
Jiaxing Burlington Textile Company (under construction)	Apparel and (synthetic) interior furnishings (7)	China	Owned	187,000
Parras Cone	Apparel (denim) (3)	Mexico	Owned	652,000
Summit	Apparel (denim) (3)	Mexico	Owned(8)	280,000
Yecapixtla	Apparel (denim) (3)	Mexico	Owned	493,000
Ensenada, Mexico	Airbag cushions (1)	Mexico	Leased	97,000
Ensenada, Mexico	Airbag cushions (1)	Mexico	Leased	43,000
Hildesheim, Germany	Airbag cushions (1)	Germany	Owned	70,000
Jevicko, Czech Republic	Airbag cushions (1)	Czech Republic	Owned	100,000
Changshu, China	Airbag cushions (1)	China	Leased(8)	58,000

(1)	Automotive airbag cushions segment

(2)	Automotive airbag fabrics segment

(3)	Bottom-weight woven apparel fabrics segment

(4)	Government uniform fabrics segment

(5)	Interior furnishings segment

(6)	Commission finishing segment

(7)	Development stage segment

(8)	Joint venture

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business and from time to time, we are involved in various pending or threatened legal proceedings. We cannot predict with certainty the outcome of any legal or environmental proceedings to which we are, or are threatened to become, a party. In our opinion, however, adequate liabilities have been recorded for losses that are probable to result from presently known and expected legal proceedings and environmental remediation requirements. If such liabilities prove to be inadequate, however, it is reasonably possible that we could be required to record a charge to our earnings that could be material to our results of operations and cash flows in a particular future period. We believe that any ultimate liability in excess of that which has been recorded arising from any presently known or expected action will not be material to our consolidated financial condition, and sufficient liquidity will be available for any required payments.

Primarily as a result of its production of automotive safety products, the Company is engaged in a business that could expose it to possible claims for injury resulting from the failure of products sold by it. To date, however, the Company has not been named as a defendant in any automotive product liability lawsuit, nor has it been threatened with any such lawsuit. The Company maintains product liability insurance coverage, which management believes to be adequate. However, a successful claim brought against the Company resulting in a product recall program or a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 annual meeting of stockholders of the Company was held on October 20, 2006. The following items of business were voted upon by the stockholders at such meeting:

1.	Adoption of the amended and restated certificate of incorporation of the Company; and

2.	Re-election of five members of the Company’s board of directors, including Dr. Daniel D. Tessoni and Michael J. Gibbons as Class I directors to hold office until the Company’s 2007 annual meeting, David K. Storper as a Class II director to hold office until the Company’s 2008 annual meeting, and Wilbur L. Ross, Jr. and Joseph L. Gorga as Class III directors to hold office until the Company’s 2009 annual meeting.

The results of the voting on the adoption of the amended and restated certificate of incorporation of the Company was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
4,427,558	7,517	8	0

The results of the voting for the election of directors was as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Dr. Daniel D. Tessoni	5,179,616	7,600	0
Michael J. Gibbons	4,930,216	257,000	0
David K. Storper	4,930,216	257,000	0
Wilbur L. Ross, Jr.	4,930,216	257,000	0
Joseph L. Gorga	4,930,216	257,000	0

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Over-the-Counter Bulletin Board under the symbol “ITXN.” However, as a result of the significant concentration of stock ownership by affiliates of WLR, as described elsewhere herein, the level of public float of the Company’s common stock is extremely limited. There can be no assurances that a more active trading market in the Company’s common stock will develop and, if it does develop, will be sustained. The following table sets forth the range of high and low prices for reported bids on the common stock during each quarter within the twelve month periods ended December 31, 2006 and December 31, 2005, respectively (which includes the Company’s two most recent fiscal years). The prices quoted on the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2006
First Quarter	$15.00	$14.00
Second Quarter	14.25	13.30
Third Quarter	14.70	13.25
Fourth Quarter	14.05	11.30
Year Ended December 31, 2005
First Quarter	$17.55	$13.40
Second Quarter	17.00	12.70
Third Quarter	14.75	12.90
Fourth Quarter	15.20	14.00

As of March 15, 2007, there were approximately 300 holders of record of the Company’s common stock.

To date, the Company has not paid any cash dividends to its stockholders and does not currently have plans to do so in the foreseeable future. The Company intends to use earnings to fund its strategic plans. Further, the Company’s bank credit agreements (as described below) and certain other agreements by which the Company is bound may, from time to time, restrict the Company’s ability to pay dividends.

During the three months ended December 31, 2006, the Company did not repurchase any equity securities that were registered by the Company pursuant to Section 12 of the Exchange Act.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	352,600
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	352,600

In connection with the Combination, the Company assumed the Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) of Former ITG. No further grants of equity awards are authorized to be made under either of these plans. A total of 592,850 and 33,588 shares may be issued at a weighted average exercise price of $10.10 and $10.10 under the Equity Incentive Plan and the Directors’ Plan, respectively.

Stock Performance Graph

The graph below compares the cumulative total return to stockholders on an investment in the Company’s common stock with the return on a similar investment in (i) the Russell 2000 Index, (ii) the previously comparable S&P Auto Parts and Equipment Index (the “Auto Parts and Equipment Index”), and (iii) a peer group of various automotive airbag fabric and cushion, and other textile, manufacturers (the “Peer Group”). The graph assumes that $100 was invested in each applicable investment as of March 31, 2002 and that the all dividends were reinvested. In 2003, the Company changed its fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31.

Prior to the Combination, SCI had selected and used the Auto Parts and Equipment Index for stock performance comparison purposes as the Company had determined that it closely reflected the line of business in which SCI operated. As a result of the completion of the Combination and the expansion of the Company’s operations into a global, diversified textile manufacturer, the Company believes that the Peer Group now provides a more meaningful comparison for stockholders. The Peer Group consists of the following companies: Albany International Corp., Autoliv Inc., Culp, Inc., The Dixie Group Inc., Hanesbrands, Inc., Mohawk Industries, Inc., Oxford Industries, Inc., TRW Automotive Holdings Corp., Unifi, Inc., Sioen Industries N.V., Gamma Holding N.V. and Gildan Activewear, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among International Textile Group, Inc., The Russell 2000 Index,

The S & P Auto Parts & Equipment Index And A Peer Group

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 6.	SELECTED FINANCIAL DATA

The Company was formerly known as Safety Components International, Inc. (“SCI”). SCI was originally formed to provide textile products, primarily airbags and airbag fabrics, to the automotive industry. In December 2005, certain entities affiliated with W.L. Ross & Co. LLC (“WLR”) acquired a majority of SCI’s outstanding common stock. The Company acquired a company formerly known as International Textile Group, Inc. (“Former ITG”) through a negotiated merger transaction in October 2006 (the “Combination”). Former ITG was formed in August 2004 by WLR to consolidate the businesses of leading textile and fabric manufacturers, including Burlington Industries, Inc. (a manufacturer of textile products for apparel and interior furnishing products) and Cone Mills Corporation (a manufacturer of textile products, primarily denim, for apparel and interior furnishing products). By mid-2006, affiliates of WLR held approximately 85% of the stock of Former ITG. Upon completion of the Combination, SCI changed its name to “International Textile Group, Inc.” “SCI” is used herein to refer to the Company and its historical operations prior to the Combination.

At the time of the Combination, WLR controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value. The Company accounted for the acquisition of the minority interest of Former ITG using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations, and FASB Technical Bulletin (“FTB”) No. 85-5, Issues Relating to Accounting for Business Combinations.

In accordance with the guidelines of the accounting staff of the Securities and Exchange Commission (the “SEC”), upon a combination of entities under common control, the earlier acquired entity is deemed to be the predecessor for financial statement presentation purposes. Consequently, in accordance with those guidelines and as a result of the Combination, Former ITG is deemed to be the predecessor entity, for accounting purposes, to the Company. As a result, the financial statements, and all related financial information, of the Company included herein have been recast to present the results of Former ITG for all historical periods, as it was deemed acquired when formed by WLR in 2004, prior to WLR’s acquisition of a majority of the stock of SCI in December 2005. Because the legal structure of the Combination resulted in SCI acquiring Former ITG and, ultimately, Former ITG being merged with and into the Company, the Company continues to report its results in accordance with the fiscal year of SCI, which corresponds to the calendar year.

References herein to the “2006 fiscal year” refer to the fiscal and calendar year ended December 31, 2006, and include the financial results of both SCI and Former ITG for the twelve-month period then-ended. In order to reconcile the different fiscal year-ends of SCI and Former ITG, and still present, for financial reporting purposes, the results of Former ITG as those of the predecessor entity, the Company considers the three-month period from October 3, 2005 (the first day of Former ITG’s fiscal year) until December 31, 2005 (the last day of the fiscal year of the surviving entity in the Combination) as the “2005 transition period” in accordance with the views of the staff of the SEC. In accordance with “as if pooling-of-interests” accounting, the 2005 transition period consists of the results of Former ITG for such period combined with the results of SCI from December 3, 2005 (the day of acquisition of control of SCI by WLR) until December 31, 2005. References to the “2005 fiscal year” refer to the fiscal year of Former ITG ended October 2, 2005. References to the “2004 fiscal year” refer to the forty-seven week period from the inception of Former ITG until October 3, 2004.

The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal periods indicated. As a result of the application of the accounting guidelines summarized above, the presentation of the Company’s historical financial information herein is not consistent with the historical financial information of SCI as reported in prior filings with the SEC. The presentation of certain previously reported amounts included herein has been reclassified to conform to the current presentation and to reflect certain discontinued operations of the Company.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto, included elsewhere in this annual report.

International Textile Group, Inc. and Subsidiary Companies

(amounts in thousands, except per share data)

(see Note to Selected Financial Data)

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004 (1)
Net sales	$720,916	$125,422	$633,466	$548,954
Cost of goods sold	660,734	117,748	559,461	498,577

Gross profit	60,182	7,674	74,005	50,377
Selling and administrative expenses	72,762	10,320	59,321	36,930
Expenses associated with certain share transactions	4,350	2,965	—	—
Stock-based compensation and related cash bonus expense	1,318	195	5,236	—
Start-up costs on international initiatives	4,595	344	1,268	—
Gain on disposal of assets	(769)	(1,276)	(2,432)	(1,302)
Settlement/curtailment gain on retiree medical plans	(321)	—	(8,153)	—
Provision for restructuring, special termination benefit and impairment	14,829	(407)	6,949	—

Income (loss) from operations	(36,582)	(4,467)	11,816	14,749
Other income (expense):
Interest expense	(6,937)	(947)	(5,183)	(4,341)
Other income (expense)	11,301	639	1,435	416

Income (loss) from continuing operations before income taxes, equity in losses of unconsolidated affiliates and minority interest	(32,218)	(4,775)	8,068	9,293
Total income tax (expense) benefit	(5,913)	1,731	(2,187)	(3,718)
Equity in income (losses) of unconsolidated affiliates	(847)	(690)	2,714	166
Minority interest in (income) losses of consolidated subsidiaries	2,899	26	92	(110)

Income (loss) from continuing operations	(36,079)	(3,708)	8,687	5,631
Income (loss) from discontinued operations, net of taxes	(13,976)	342	(1,806)	1,084
Extraordinary gain (loss), net of taxes (1)	—	—	(2,837)	56,123

Net income (loss)	$(50,055)	$(3,366)	$4,044	$62,838

Net income (loss) per common share, basic:
Income (loss) from continuing operations	$(2.34)	$(0.30)	$0.89	$0.62
Income (loss) from discontinued operations	(0.91)	0.03	(0.18)	0.12
Extraordinary gain (loss)	—	—	(0.30)	6.16

	(3.25)	$(0.27)	0.41	$6.90

Net income (loss) per common share, diluted:
Income (loss) from continuing operations	$(2.34)	$(0.30)	$0.85	$0.62
Income (loss) from discontinued operations	(0.91)	0.03	(0.17)	0.12
Extraordinary gain (loss)	—	—	(0.27)	6.16

	$(3.25)	$(0.27)	$0.41	$6.90

Total assets	$492,813	$391,166	$291,572	$331,722
Long-term obligations	202,118	84,396	89,239	132,910
Shareholders’ equity	168,220	189,719	127,874	101,163

Note to Selected Financial Data:

(1)	On November 10, 2003, WLR completed the acquisition of substantially all the assets of Burlington Industries, Inc. out of chapter 11 bankruptcy proceedings. WLR created a separate legal entity to consummate the acquisition, WLR Burlington Acquisition LLC, which was wholly owned by three investment funds managed by WLR. The purchase price plus assumed liabilities and acquisition costs resulted in a total purchase price of $173.5 million allocated to assets valued at $221.5 million, generating unallocated negative goodwill of $48.0 million, which was recorded by WLR Burlington Acquisition LLC as an extraordinary gain on November 10, 2003. On March 12, 2004, WLR completed the acquisition of substantially all of the assets of Cone Mills Corporation out of chapter 11 bankruptcy proceedings. WLR created a separate, wholly owned, legal entity, WLR Cone Mills Acquisition LLC, to consummate the acquisition. The purchase price plus assumed liabilities and acquisition costs resulted in a total purchase price of $100.8 million allocated to assets valued at $108.9 million, generating unallocated negative goodwill of $8.1 million recorded by WLR Cone Mills Acquisition LLC as an extraordinary gain on March 12, 2004. Effective August 2, 2004, WLR Cone Mills Acquisition LLC was merged with and into WLR Burlington Acquisition LLC. Immediately following this merger, WLR Burlington Acquisition LLC converted into a Delaware corporation under the name International Textile Group, Inc., which was subsequently renamed ITG Holdings, Inc. upon completion of the Combination. The results of operations of WLR Burlington Acquisition LLC have been included in the consolidated financial statements since its formation on November 10, 2003. The results of operations of WLR Cone Mills Acquisition LLC have been included in the consolidated financial statements from March 12, 2004 until August 2, 2004, the date of merger into WLR Burlington Acquisition LLC. In March 2005, the Company agreed to settle a lawsuit with the Pension Benefit Guaranty Corporation, or PBGC, by issuing common stock of the Company valued at $4.0 million, plus $0.5 million of cash. The cost of this settlement was treated as a purchase price adjustment and was recorded as an extraordinary loss, net of tax in the 2005 fiscal year consolidated statement of income in accordance with United States generally accepted accounting principles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International Textile Group, Inc. (“ITG” or the “Company”), is a global, diversified textile manufacturer headquartered in Greensboro, NC, and produces automotive safety, apparel, government uniform, technical and specialty textiles. The Company was formerly known as Safety Components International, Inc. (“SCI”). The Company acquired a company formerly known as International Textile Group, Inc. (“Former ITG”) through a negotiated merger transaction in October 2006 (the “Combination”). Upon completion of the Combination, SCI changed its name to “International Textile Group, Inc.” “SCI” is used herein to refer to the Company and its historical operations prior to the Combination.

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company is actively engaged in expanding its global operations through greenfield initiatives and other strategic growth opportunities, while substantially reconfiguring its U.S. asset base. ITG expects to focus on the start up of its international greenfield initiatives and the substantial completion of the reconfiguration of its U.S. operations in 2007 and 2008. Key international greenfield initiatives include the construction and operation of facilities, either wholly-owned or through controlling stakes in joint ventures, in China,

Vietnam and Nicaragua. With the completion of these strategic initiatives, ITG will have transformed itself from a North American producer of apparel textiles into a diversified, global manufacturer with a primary focus on the automotive safety, apparel, government uniform and technical and specialty textile markets. Consequently, the Company will have reduced its exposure to U.S. markets other than in the automotive safety and specialty markets, which have a low labor content and highly technical manufacturing processes requiring operations within close proximity to the customer base, and the military uniform fabric market, which is protected by the Berry Amendment (a U.S. law requiring military uniform fabric to be sourced wholly within the U.S.). ITG expects to realize further opportunities for international growth as it completes the expansion plans linked to current projects, and expands its presence in markets such as Europe, Vietnam, China, India and throughout Asia. ITG expects to fund its strategic initiatives through a combination of cash flows from operations, equipment financing, available borrowings under its Bank Credit Agreement (defined below) and other external financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with WLR, depending upon the perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing would be available to it upon acceptable terms, if at all, at any time in the future. ITG’s failure to obtain any necessary financing may adversely affect its expansion plans and, therefore, its financial condition and results of operations.

Recent Acquisition

As a part of the execution of its strategy described above, on April 1, 2007, the Company completed the acquisition of BST US Holdings, Inc. (“BST Holdings”). The Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of approximately $84.0 million of Series A Convertible Preferred Stock, as described below under “—Subsequent Events” (the “Preferred Stock”) of the Company. As a result of the acquisition, BST Holdings became a wholly-owned subsidiary of the Company.

BST Holdings owns the BST Safety Textiles business (“BST”). BST, based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses. In 2006, BST had net sales of approximately $270.0 million.

The Company is in the process of integrating BST with the Company’s Safety Components business, and will operate BST as a part of the automotive safety business unit. Management believes the combined product, technical and market expertise of the BST and Safety Components businesses provides enhanced opportunities for accelerating the growth and expansion of the automotive safety business. The acquisition of BST is expected to provide considerable operating cash flow to ITG as well as opportunities for significant synergies upon the combination of the businesses.

Background and Basis of Financial Statement Presentation

The Company is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, and produces automotive safety, apparel, government uniform, technical and specialty textiles. The Company considers its five primary markets to be:

•	Automotive safety – including airbag fabric and airbag cushions;

•	Bottom-weight woven apparel fabrics—including denim, synthetic and worsted fabrics;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics; and

•	Specialty fabrics and services—including commission printing and finishing, and value added technical, fabrics used in a variety of niche industrial and commercial applications.

Former ITG was formed in August 2004 by W.L. Ross & Co. LLC (“WLR”) to consolidate the businesses of leading textile and fabric manufacturers, including Burlington Industries, Inc. (a manufacturer of textile products for apparel and interior furnishing products) (“Burlington”) and Cone Mills Corporation (a manufacturer of textile products, primarily denim, for apparel and interior furnishing products) (“Cone”). WLR, through certain affiliates, acquired substantially all of the assets of the Burlington and Cone businesses through chapter 11 bankruptcy reorganization proceedings. In establishing Former ITG, WLR consolidated certain corporate overhead functions, combined the Burlington denim operation with Cone Denim and began the detailed process of investing in a global footprint to service its customers in key textile and apparel regions of the world. Recognizing the implications of the elimination of quotas at the beginning of 2005, Former ITG formulated a strategic vision to transform itself into the leading, globally diversified provider of textiles and related supply chain solutions for its customers. By mid-2006, affiliates of WLR held approximately 85% of the stock of Former ITG. In connection with these acquisitions, WLR sold or transferred certain assets that were not directly related to Former ITG’s primary business to other entities affiliated with WLR. Prior to the acquisition of the Burlington business, Former ITG did not have any material assets, liabilities or results of operations.

On December 2, 2005, certain entities affiliated with WLR acquired 77.3% of the outstanding common stock of SCI, a leading, low-cost independent supplier of high quality automotive airbag fabric and airbag cushions for automotive airbag modules, as well as other technical fabrics. At that time, SCI’s common stock was traded on the Over-the-Counter Bulletin Board (the “OTC-BB”) under the symbol “SAFY.”

On October 20, 2006, in a negotiated transaction, SCI and Former ITG completed their previously announced Combination, and the Company’s stock, which continued to be traded on the OTC-BB, began trading under the symbol “ITXN.” Upon completion of this Combination, Former ITG became a wholly-owned subsidiary of SCI, and SCI changed its name to “International Textile Group, Inc.” Subsequent to the Combination, Former ITG was merged with and into ITG.

At the time of the Combination, WLR controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value. The Company accounted for the acquisition of the minority interest of Former ITG using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations, and FASB Technical Bulletin (“FTB”) No. 85-5, Issues Relating to Accounting for Business Combinations.

In accordance with the guidelines of the accounting staff of the Securities and Exchange Commission (the “SEC”), upon a combination of entities under common control, the earlier acquired entity is deemed to be the predecessor for financial statement presentation purposes. Consequently, in accordance with those guidelines and as a result of the Combination, Former ITG is deemed to be the predecessor entity, for accounting purposes, to the Company. As a result, the financial statements, and all related financial information, of the Company included herein have been recast to present the results of Former ITG for all historical periods, as it was deemed acquired when formed by WLR in 2004, prior to WLR’s acquisition of a majority of the stock of SCI in December 2005. Because the legal structure of the Combination resulted in SCI acquiring Former ITG and, ultimately, Former ITG being merged with and into the Company, the Company continues to report its results in accordance with the fiscal year of SCI, which corresponds to the calendar year.

References herein to the “2006 fiscal year” refer to the fiscal and calendar year ended December 31, 2006, and include the financial results of both SCI and Former ITG for the twelve-month period then-ended. In order to reconcile the different fiscal year-ends of SCI and Former ITG, and still present, for financial reporting purposes, the results of Former ITG as those of the predecessor entity, the Company considers the three-month period from October 3, 2005 (the first day of Former ITG’s fiscal year) until December 31, 2005 (the last day of the fiscal year of the surviving entity) as the “2005 transition period” in accordance with the views of the staff of the SEC. In accordance with “as if pooling-of-interests” accounting, the 2005 transition period consists of the results of Former ITG for such period combined with the results of SCI from December 3, 2005 (the day of acquisition of control of SCI by WLR) until December 31, 2005. References to the “2005 fiscal year” refer to the fiscal year of Former ITG ended October 2, 2005. References to the “2004 fiscal year” refer to the forty-seven week period from the inception of Former ITG until October 3, 2004.

The results of operations of the Burlington business have been included in Former ITG’s consolidated financial statements since November 10, 2003. The results of operations of the Cone business have been included in Former ITG’s consolidated financial statements since March 12, 2004.

As a result of the application of the accounting guidelines summarized above, the presentation of the Company’s historical financial information herein is not consistent with the historical financial information of SCI as reported in prior filings with the SEC. The presentation of certain previously reported amounts included herein has been reclassified to conform to the current presentation and to reflect certain discontinued operations of the Company.

See “Results of Operations” below for certain pro forma financial information intended to provide information on how the Combination might have affected Former ITG’s historical results of continuing operations (before extraordinary items) if the Combination had occurred at an earlier time.

Outlook

Based on available economic reports, the U.S. economy, as measured by gross domestic product, grew at an annualized rate of 3.3% in 2006, slightly better than the 2005 reported rate of 3.2%, but slower than the 3.9% reported for 2004. Specifically, growth in the fourth quarter of 2006 decelerated to 2.5% and there is a decidedly mixed view of the expected 2007 economic performance as consumer confidence has recently declined, housing starts and sales continue to decline and inflationary pressures remain present as energy prices remain at high levels as compared to the past decade. Notwithstanding these factors, retail sales and job growth continue to be stable and the global economy continues to grow. In the near-term, the slowing growth rate of the U.S. gross domestic product is expected to continue to impact the Company’s results of operations.

The Company’s two largest markets are affected somewhat differently by U.S. and global economic conditions and trade. Sales of the Company’s automotive safety products are affected by total automotive sales and product penetration rates, as consumers continue to seek vehicles with a higher safety content, such as the level of airbags, including rollover protection airbag systems. The Company’s apparel businesses is affected by changes in retail sales, inventory at the retail and the manufacturer level, which declined in 2006, and the types and amount of imported products.

The Company expects that while its automotive safety business will continue to be affected by the slowing U.S. economy and the reduced level of car builds, the effects of these general economic conditions will be somewhat offset by the increasing penetration of safety products in automobiles and the Company’s recent completion of its acquisition of BST. The Company believes that Tier 1 suppliers will continue to outsource a portion of their airbag cushion requirements as they focus on the development of proprietary technologies and that, with a strong Tier 2 supplier relationship, they may increase their outsourcing of these products as they focus on other components. However, in the near-term, decreased overall demand in the automotive market may increase the likelihood of decisions by Tier 1 suppliers to curtail outsourcing and begin production of certain programs using their own facilities to better utilize their own in-house capacity. Like the automotive supply industry generally, the Company continues to experience significant competitive pressure for its airbag fabrics and airbag cushions. The Company expects that it will continue to experience competitive pressures and although it believes that it has good working relationships with its customers due to its manufacturing capabilities, quality products and service, it cannot give assurances that purchases by Tier 1 suppliers will continue at or near their current levels.

In addition, the U.S. and global textile apparel industries continue to undergo changes in geographic demand and sourcing. Textile industry participants, including customers of ITG, continue to seek lower prices for fabrics and finished textile products. These participants have shifted sourcing of products to outside of the U.S., principally to Asia, the Indian subcontinent, Mexico and Central America. As a result, U.S.-sourced apparel products have declined and imports to the United States have increased. The value of imports of apparel and textiles, as reported by the U.S. Commerce Office of Textiles and Apparel, increased by 4.6% in 2006 following a 7.1% increase in 2005. Imports from China increased 20.8% in 2006 following a 53.9% increase in 2005 with the phase-out of quotas. China accounted for 29% of the market in 2006. In response to these developments, ITG is continuing to expand operations outside of the United States to provide low-cost textile manufacturing platforms that are closely integrated and geographically aligned with its customers’ supply chains. ITG is developing global manufacturing operations that allow it to diversify both geographically and by customer sourcing patterns. ITG believes that such a platform will provide flexibility to address customer relationships and mitigate market risks. This is expected to give ITG the ability to deliver products promptly and cost competitively and position ITG to be a preferred provider of fabrics and textile solutions on a global basis. ITG is restructuring certain of its domestic operations in an effort to align its domestic manufacturing base with long-term opportunities and to increase return on investment. While ITG’s international projects are under construction and start-up, ITG expects that it may continue to operate certain domestic operations at marginal profit or at a loss in order to maintain technical capabilities and market share. The continued operation of these assets in the near term is expected to improve the early-stage results of international initiatives by allowing the transition of products and the transfer of technical know-how.

A number of significant uncertainties continue to impact the Company’s outlook for its financial results. See “Risk Factors.”

Overview

The Company recorded a loss from continuing operations for the twelve months ended December 31, 2006 of $36.1 million, including provisions for restructuring, termination benefits and impairment of $14.8 million (described below), merger related costs of $4.4 million, start-up costs on international initiatives of $4.6 million, and a $9.2 million gain on the sale of its Indian denim joint venture described below. Net sales from continuing operations for the twelve months ended December 31, 2006 were $720.9 million. The major factors impacting net sales were continued weakness in automotive safety sales, which was partially offset by the growth of the Company’s airbag cushion operations in China. Additionally, net sales within the Company’s bottom-weight woven apparel fabrics segment declined by 18.8% in 2006, or $94.5 million, as compared with 2005 net sales in this segment. Bottom-weight woven apparel fabrics net sales were negatively impacted by continued growth of imported apparel into the U.S. and the decision by the Company to exit or downsize its U.S. textile apparel operations as a result of a lack of profitability on many products given its cost of production and market pricing.

Restructuring Activities

2005

During the 2005 fiscal year, the Company began a number of restructuring activities to address difficult market dynamics, including increased Asian imports of apparel products, all with the goal of improving long-term return on investment. As a result of these restructuring activities, the Company recorded restructuring and impairment charges of $6.9 million during the 2005 fiscal year. The major elements of these activities included:

•	capacity and workforce reductions in North Carolina and Virginia, including the closing of the Cliffside denim plant in the bottom-weight woven apparel fabrics segment; and

•	consolidation of upholstery and contract jacquards fabrics operations in North Carolina (interior furnishings segment).

The closings, consolidations and workforce reductions outlined above resulted in the elimination of approximately 1,100 jobs in the United States with severance benefits paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service. These activities resulted in a pre-tax charge for restructuring of $7.1 million during the 2005 fiscal year as adjusted by $(0.5) million during the three months ended December 31, 2005 and $(0.6) during the 2006 fiscal year. The components of these charges included the establishment of a $4.2 million reserve for severance and COBRA benefits in the 2005 fiscal year as reduced by $0.5 million, non-cash pension curtailment and settlement charges of $2.1 million in the 2005 fiscal year as reduced by $0.6 million, and $0.4 million in fiscal year 2005 and $0.4 million in the 2006 fiscal year for costs paid to relocate and convert equipment to new facilities that were charged to operations as incurred. The Company also recorded impairment charges of $0.2 million and $0.1 million during the 2005 fiscal year and the three months ended December 31, 2005, respectively, related to equipment located at its Cliffside, North Carolina operation.

Following is a summary of activity related to the 2005 restructuring reserves (in millions):

Severance and COBRA Benefits
2005 restructuring charge	$4.2
Payments	(0.4)

Balance at October 2, 2005	3.8
Payments	(1.2)

Balance at December 31, 2005	2.6
Adjustments	(0.5)
Payments	(1.9)

Balance at December 31, 2006	$0.2

2006

In May 2006, the Company entered into an agreement pursuant to which it agreed to close its Reidsville, North Carolina weaving plant in the interior furnishings segment and transition all future production of U.S. produced mattress fabrics to a leased facility as part of an agreement with Tietex International. The Company received proceeds from the related sale of plant assets of $3.9 million. This restructuring resulted in the elimination of approximately 60 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $0.5 million during the 2006 fiscal year. The components of this charge included the establishment of a $0.2 million reserve for severance and COBRA benefits ($0.1 million of payments made as of December 31, 2006) and $0.3 million for contract cancellations and costs to relocate and convert equipment to new facilities that are charged to operations as incurred.

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities. Synthetic fabric production is being transitioned to the Company’s finishing plant located in Burlington, North Carolina. The Company intends to transfer its worsted finishing operations to its Raeford facility, which presently produces yarn for the worsted fabric. The transition of products and the closing of the Hurt facility is expected to be completed by the second half of 2007. This restructuring resulted in the elimination of approximately 675 jobs, mostly in the United States, with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $3.5 million during the 2006 fiscal year. The components of this charge included the establishment of a $2.7 million reserve for severance and COBRA benefits ($0.4 million of cash payments made as of December 31, 2006) and $0.3 million for costs to relocate and convert equipment to new facilities that are charged to operations as incurred. The Company also recorded an impairment charge of $0.5 million during fiscal year 2006 related to equipment located at these facilities.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina. In conjunction with this transition, the plant will stop producing open-end yarns in order to further focus on being a niche supplier of premium denims. This restructuring resulted in the elimination of approximately 260 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $0.9 million during the 2006 fiscal year related to the establishment of a reserve for severance and COBRA benefits (no cash payments made as of December 31, 2006).

In December 2006, the Company announced that it would be transitioning certain administrative functions from its Greenville, South Carolina location and that it would be undertaking the consolidation of certain manufacturing operations in Germany. Expected costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 12 jobs in the United States and the planned elimination of approximately 30 jobs in Germany with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $1.1 million during the 2006 fiscal year for the establishment of a reserve for severance and benefits, with substantially all of these amounts expected to be paid in 2007. Of the $1.1 million reserve, approximately $0.9 million pertains to the Company’s automotive airbag cushion segment.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain Burlington House businesses within the interior furnishings segment and instructed management to seek potential buyers and negotiate sales of the related product lines or assets. The businesses being exited produced decorative fabrics and mattress fabrics, as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. The Company recorded pre-tax restructuring charges of $2.3 million for severance and COBRA benefits related to these discontinued operations, $0.5 million for costs to relocate and convert equipment to new facilities that are charged to operations as incurred and pre-tax asset impairment charges totaling $3.7 million. The Company announced in January 2007 that it had reached an agreement to sell certain assets of the Burlington House division’s mattress fabrics product line to Culp, Inc. for $2.5 million in cash and a number of shares of Culp’s common stock. Amounts of revenue and pretax income (loss) reported in discontinued operations related to these businesses are $70.8 million and $(14.0) million for the 2006 fiscal year, $22.0 million and $0.5 million for the three months ended December 31, 2005, $90.6 million and $(2.8) million for the 2005 fiscal year and $88.6 million and $1.7 million for the 2004 fiscal year, respectively.

Following is a summary of activity related to the 2006 restructuring reserves (in millions):

Severance and COBRA Benefits
2006 restructuring charges	$7.2
Payments	(0.5)

Balance at December 31, 2006	$6.7

The 2006 restructuring activity also resulted in pension curtailment charges of $5.6 million recognized in continuing operations and $0.8 million included in discontinued operations during the 2006 fiscal year.

2006 Key Developments

In 2006, the Company began construction of a 28 million yard vertical denim plant in Nicaragua at an estimated cost of $100 million. The choice of Nicaragua reflects ITG’s belief that Nicaragua, and Central America generally, will be long-term strategic providers of apparel products to the U.S. market. In addition, ITG expects to benefit from tariff preference levels (“TPLs”) granted to Nicaragua as part of the CAFTA trade agreement. Management believes that access to a portion of these TPLs will allow ITG to ship its products, primarily denim, cost-competitively from its facilities in Mexico and China to Nicaragua for garment production by its customers. ITG expects Cone Denim de Nicaragua to begin production in 2008.

The Company has entered into an agreement to build a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG – Phong Phu Ltd., Co. (“ITG-PP JV”) is 60% owned by the Company and 40% owned by Phong Phu Corporation and is included in the Company’s consolidated financial statements. Construction of these facilities commenced in March 2007. This venture will offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex is expected to be operational in calendar year

2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. As a component of the ITG-PP JV, a garment agency will also be established. The cost of the first phase of this project is estimated to be approximately $71 million.

On June 30, 2006, ITG completed the acquisition of the 50% equity interest of the Parras Cone joint venture not then-owned by ITG from Compania Industrial de Parras S.A. de C.V. for a purchase price of approximately $27.0 million and the pro rata assumption of debt. The Company believes the acquisition of the remaining 50% of Parras Cone from a denim competitor will allow the Company to improve operating results as a result of fully integrating that operation with ITG’s consolidated denim merchandising strategy and to achieve synergies from integration and coordination with ITG’s other Mexican facilities. Prior to this acquisition, through a marketing agreement, ITG’s Cone Denim division marketed 100% of the denim produced at Parras Cone. Parras Cone has been producing basic denims and yarn since 1995. Beginning in 2004, Parras Cone commenced an expansion project through significant investment in various product differentiating capabilities. This investment has allowed Parras Cone to increase overall production capacity as well as produce higher fashion, more differentiated denim fabrics.

In the fourth quarter of 2006, the Company acquired certain plant and airbag cushion assets of its Romanian subcontractor for airbag cushions for an aggregate purchase price of €5.5 million. This facility provides “cut and sew” services to the Company’s European automotive airbag business. The Company expects that the acquisition will enable the Company to improve its margins on products produced at the facility as well as allow for expansion of production at the facility, thereby generating an enhanced contribution to future operating earnings.

The Company is constructing a technologically advanced 28 million yard vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company. The Cone Denim division will market 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. The Company expects Cone Denim (Jiaxing) to begin production in calendar year 2007. The cost of this project is estimated at approximately $100 million.

The international greenfield projects are expected to generate long-term returns in excess of ITG’s cost of capital, primarily as a result of ITG’s market positions and technical know-how, the strategic locations of the facilities in low labor cost areas that are in proximity to its customers, and the use of modern machinery and engineered plant layouts. The completion of the Cone Denim (Jiaxing) and Cone Denim de Nicaragua projects are expected to provide ITG with a global manufacturing base designed to cost competitively service its denim customers.

The Company is also building a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. The Company expects Jiaxing Burlington Textile Company to begin operations in calendar year 2007. This facility will provide synthetic apparel fabrics and commission finishing services for interior furnishings and other complementary products. The cost of this project is estimated at approximately $30 million.

During the period December 15, 2006 through December 29, 2006, ITG offered to certain employees an early retirement incentive as part of its previously announced strategy to reconfigure its domestic operations in order to better compete in the global marketplace. This incentive, offered to certain corporate and division support staff employees age 55 or over as of June 30, 2007, included severance benefits, additional incentive payments and extended medical and dental benefits, all conditioned upon the employee working through a date specified by ITG and the employee executing a valid release of claims. Forty-seven (47) eligible employees elected early retirement under this incentive arrangement. These activities resulted in estimated pretax charges of approximately $3.2 million, of which $2.6 million are expected to result in future cash expenditures. The components of these estimated charges included the establishment of a $2.6 million reserve for severance and incentive benefits, medical and dental benefits and COBRA benefits in the year ended December 31, 2006. ITG also recorded a charge of approximately $0.6 million for pension expense in the 2006 fiscal year.

Subsequent Events

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with an entity (“Fund II”) affiliated with WLR and Wilbur L. Ross, Jr., the Company’s chairman of the board. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68 million of indebtedness owed to Fund II, repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of the Preferred Stock of the Company.

Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Preferred Stock, at a price of $25.00 per share, for a total purchase price of $50.0 million to certain other entities affiliated with WLR and Wilbur L. Ross, Jr., the Company’s chairman of the board.

On April 1, 2007, the Company issued 3,355,020 shares of Preferred Stock in connection with the acquisition of BST Holdings, as described above under “Recent Acquisition.”

Shares of Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Preferred Stock is entitled to one vote per share on all such matters. At any time on or after December 31, 2007, the Preferred Stock is convertible, at the option of the holder thereof, into a number of shares of the Company’s common stock equal to $25.00 (subject to certain adjustments, the “Liquidation Value”) divided by the book value per share of the common stock, as reflected in the Company’s audited financial statements, as of December 31, 2006. Shares of Preferred Stock are not convertible prior to December 31, 2007. In addition, upon the consummation of a Public Offering (as defined in the Certificate of Designation of Series A Convertible Preferred Stock), each share of Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to the Liquidation Value divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. At any time on or after December 31, 2007, the Company may redeem any and all shares of Preferred Stock upon notice to the holders thereof and payment of 110% of the Liquidation Value. Dividends on the Preferred Stock will be cumulative and will accrue and be payable quarterly, in arrears, at an annual rate of 7.5%. Dividends will be payable, at the Company’s option, in either cash or additional shares of Preferred Stock.

Results of Operations

As described above, in accordance with accounting principles generally accepted in the United States, in a transaction accounted for as an “as if pooling-of-interests,” the financial statements of the previously separate entities are not combined for periods prior to the date common control was established. SCI and Former ITG came under common control on December 3, 2005. As a result, the Company’s historical financial statement presentation includes the results of both entities as of, and from, that date.

However, in order to enhance an understanding of the Company’s results of operations, the following unaudited pro forma combined financial information is designed to show how the combination of SCI and Former ITG might have affected the Company’s historical results of operations if the merger of these entities had occurred at an earlier time. The following unaudited pro forma combined statements of operations give effect to the completion of the Combination as if it occurred on the first day of each period presented. The following unaudited pro forma combined financial information has been prepared by the management of the Company for illustrative purposes only and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had the Combination of SCI and Former ITG been completed at the beginning of the specified periods or at any other time.

Additionally, for its fiscal years ended October 2, 2005 and October 3, 2004, the Company operated in only the following business segments: apparel fabrics, government uniform fabrics, interior furnishings, commission finishing and development stage.

STATEMENTS OF OPERATIONS OF FORMER ITG AND SCI

For the Years Ended December 31, 2006 and 2005

(amounts in thousands)

	Year Ended December 31, 2006	Unaudited Pro Forma Year Ended December 31, 2005
		Former ITG	SCI	Combined
Net sales	$720,916	$607,160	$220,114	$827,274
Cost of goods sold	660,734	535,890	196,693	732,583

Gross profit	60,182	71,270	23,421	94,691
Selling and administrative expenses	72,762	55,122	16,004	71,126
Stock-based compensation and related cash bonus expense	1,318	5,431	—	5,431
Start-up costs on international initiatives	4,595	1,612	—	1,612
(Gain) loss on disposal of property, plant and equipment	(769)	(3,508)	141	(3,367)
Expenses associated with certain share transactions	4,350	—	2,965	2,965
Settlement/curtailment gain on retiree medical plans	(321)	—	—	—
Provision for special termination benefit	3,227	—	—	—
Provision for restructuring and impairment	11,602	6,542	—	6,542

Income (loss) from operations	(36,582)	6,071	4,311	10,382
Other income (expense):
Interest income	1,509	1,131	68	1,199
Interest expense	(6,937)	(4,860)	(682)	(5,542)
Write-off of deferred financing costs	(1,054)	—	—	—
Other income (expense)	10,846	901	(606)	295

Income (loss) from continuing operations before income taxes	(32,218)	3,243	3,091	6,334
Income tax expense	(5,913)	(306)	(907)	(1,213)
Equity in earnings (losses) of unconsolidated affiliates	(847)	1,408	754	2,162
Minority interest net income	2,899	43	605	648

Income (loss) from continuing operations	(36,079)	4,388	3,543	7,931
Loss from discontinued operations	(13,976)	(1,162)	—	(1,162)
Extraordinary loss, net of income taxes of $1,663	—	(2,837)	—	(2,837)

Net income (loss)	$(50,055)	$389	$3,543	$3,932

STATEMENTS OF OPERATIONS OF FORMER ITG AND SCI

For the Three Month Transition Period Ended December, 31 2005 and December 31, 2004

(amounts in thousands)

	Three Month Transition Period Ended December 31, 2005	Unaudited Pro Forma Three Months Ended December 31, 2004 for Former ITG and One Month Ended December 31, 2004 for SCI
		Former ITG	SCI	Combined
Net sales	$125,422	$139,209	$16,183	$155,392
Cost of goods sold	117,748	128,506	14,637	143,143

Gross profit	7,674	10,703	1,546	12,249
Selling and administrative expenses	10,515	13,137	1,618	14,755
Expenses associated with certain share transactions	2,965	—	—	—
Start-up costs on international initiatives	344	—	—	—
Gain on disposal of property, plant and equipment	(1,276)	(227)	—	(227)
Settlement/curtailment gain on retiree medical plans	—	(8,153)	—	(8,153)
Provision for restructuring and impairment	(407)	—	—	—

Income (loss) from operations	(4,467)	5,946	(72)	5,874
Other income (expense):
Interest income	661	54	13	67
Interest expense	(947)	(1,188)	(146)	(1,334)
Other income (expense)	(22)	—	1,126	1,126

Income (loss) from continuing operations before income taxes	(4,775)	4,812	921	5,733
Income tax (expense) benefit	1,731	(1,624)	(554)	(2,178)
Equity in earnings (losses) of unconsolidated affiliates	(690)	619	—	619
Minority interest net income	26	—	—	—

Income (loss) from continuing operations	(3,708)	3,807	367	4,174
Income (loss) from discontinued operations	342	(302)	—	(302)

Net income (loss)	$(3,366)	$3,505	$367	$3,872

INTERNATIONAL TEXTILE GROUP, INC.

SEGMENT RESULTS OF OPERATIONS

(amounts in thousands)

	Twelve Months Ended December 31, 2006	Pro Forma Twelve Months Ended December 31, 2005	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005		Forty- seven Weeks Ended October 3, 2004
Net Sales:
Automotive Airbag Cushions	$173,183	$171,212	$10,053	$	N/A	$	N/A
Automotive Airbag Fabrics	57,326	63,577	3,161		N/A		N/A
Bottom-weight Woven Apparel Fabrics	409,013	503,521	88,288		529,319		451,322
Government Uniform Fabrics	44,522	48,004	12,165		46,328		48,072
Interior Furnishings	36,418	39,812	8,805		41,115		35,854
Commission Finishing	21,683	26,597	5,879		27,481		19,596
Development Stage	—	—	—		—		—
All Other	386	369	67		401		339

	742,531	853,092	128,418		644,644		555,183
Intersegment sales	(21,615)	(25,818)	(2,996)		(11,178)		(6,229)

	$720,916	$827,274	$125,422		$633,466		$548,954

Income (Loss) From Continuing Operations
Before Income Taxes:
Automotive Airbag Cushions	$5,653	$11,646	$(533)	$	N/A	$	N/A
Automotive Airbag Fabrics	(1,992)	671	(724)		N/A		N/A
Bottom-weight Woven Apparel Fabrics	2,387	21,796	291		23,894		21,230
Government Uniform Fabrics	4,245	5,204	2,123		4,911		969
Interior Furnishings	656	(2,749)	64		(4,136)		(2,398)
Commission Finishing	(2,431)	(769)	(268)		(246)		1,189
Development Stage	(4,595)	(1,612)	(344)		(1,268)		—

Total reportable segments	$3,923	$34,187	$609		$23,155		$20,990

The data presented above for the automotive airbag cushions and automotive airbag fabrics reportable segments relates to certain historical businesses of SCI and has been included in Former ITG’s results of operations beginning on December 3, 2005.

Twelve Months Ended December 31, 2006 Compared to Pro Forma Twelve Months Ended December 31, 2005

The Company had net sales of $720.9 million for the twelve months ended December 31, 2006 compared to pro forma net sales of $827.3 million for the twelve months ended December 31, 2005. Declines in bottom-weight woven apparel segment sales, as a result of continued import penetration and the downsizing of certain of the Company’s denim production capacities, accounted for the sales decline. Gross profit margin in the twelve months ended December 31, 2006 of 8.3% of sales, as compared with 11.4% for the comparable pro forma period in 2005, was impacted negatively by underutilized manufacturing facilities and higher raw material costs.

Automotive Airbag Cushions: Sales in the automotive cushion segment increased approximately $2.0 million, or 1.2%, to $173.2 million for the year ended December 31, 2006 compared to the pro forma year ended December 31,

2005. The increase in sales resulted primarily from sales in new markets which offset sales decreases in certain existing markets in which vehicle platforms decreased or had been phased out in 2006 as compared to 2005. The Company’s automotive cushion operations in China and South Africa had net sales of $6.7 million during the year ended December 31, 2006, as those joint ventures began production on new programs awarded in 2006, compared with net sales of $0.4 million for the pro forma year ended December 31, 2005. The increase in net sales was also driven by the positive effect of approximately $1.2 million of favorable changes in foreign currency exchange rates compared to the twelve months ended December 31, 2005.

Income in the automotive cushions segment decreased $6.0 million to $5.7 million in the twelve months ended December 31, 2006 as compared to the pro forma twelve months ended December 31, 2005. The decrease in earnings income resulted primarily from a decrease in sales to certain existing markets described above combined with continued production ramp up expenses at the China and South Africa cushion joint ventures, as well as cost increases for raw materials for the automotive cushions segment.

Automotive Airbag Fabrics: Sales in the automotive fabrics segment decreased $3.5 million, or 7.2%, to $45.4 million for the twelve months ended December 31, 2006 compared to the pro forma twelve months ended December 31, 2005. The decrease in sales resulted primarily from declining sales volumes on some of the Company’s fabric products for vehicle platforms that were experiencing decreased sales volumes or were being phased out during 2006 and the loss of other programs as a result of insourcing by a customer and aggressive pricing by an independent competitor.

The automotive fabrics segment realized a loss of $2.0 million for the twelve months ended December 31, 2006 compared to operating income of $0.7 million for the pro forma twelve months ended December 31, 2005. The decrease in earnings resulted primarily from the decrease in sales described above combined with the Company’s stable fixed cost component of cost of goods sold and selling, general and administrative expenses.

Bottom-Weight Woven Apparel Fabrics: Net sales in the bottom-weight woven apparel fabrics segment for the twelve months ended December 31, 2006 were $399.4 million, 18.9% lower than the $492.4 recorded in the pro forma twelve months ended December 31, 2005. Fiscal year 2006 net sales increased $37.4 million due to the acquisition of the remaining 50% interest in Parras Cone in June 2006 and the resulting consolidation of its results with ITG. ITG’s bottom-weight woven apparel fabric sales were adversely impacted by a continued growth of Asian imports and a direct decrease in denim sales volumes reflecting the closing of certain of the Company’s domestic denim plants at the end of 2005, as well as retailer conservatism which was impacted by historically high energy prices and a continued shift of consumer spending to electronics. Sales prices for denims remained flat with lower sales prices for worsted and synthetics. As a result of, among other things, continued volume declines, ITG announced in August 2006 the decision to close its Hurt, Virginia finishing plant.

Income for the bottom-weight woven apparel fabrics segment for the twelve months ended December 31, 2006 was $2.4 million compared to $21.8 million recorded in the pro forma twelve months ended December 31, 2005. Bottom-weight woven apparel fabrics income was negatively impacted in 2006 by higher raw material costs, the reduction in sales volume resulting in underutilized manufacturing facilities and higher energy costs. The acquisition of the remaining 50% interest in Parras Cone in June 2006 increased income as compared with 2005 by $3.6 million.

Government Uniform Fabrics: Net sales in the government uniform fabrics segment for the twelve months ended December 31, 2006 were $44.5 million, 7.3% lower than the $48.0 million recorded in the pro forma twelve months ended December 31, 2005. Sales of worsted wool for dress uniforms declined significantly in 2006 as the U.S. government curtailed purchases as a result of budget constraints and excess inventories in certain styles. With the Company’s acquisition of the H. Landau unit of HLC Industries in 2005, sales of battle dress uniforms (camouflage) increased significantly in 2006 as compared to 2005. As with the dress uniform fabric, government budget constraints negatively impacted volume levels of battle dress uniform fabric shipments in the second half of 2006.

Income in the government uniform fabrics segment for the twelve months ended December 31, 2006 was $4.2 million, 19.2% lower than the $5.2 million recorded in the pro forma twelve months ended December 31, 2005. The significant volume decline in dress uniform sales, partially offset by increased battle dress uniform sales, was responsible for the reduction in this segment’s income.

Interior Furnishings: Net sales in the interior furnishings segment for the twelve months ended December 31, 2006 were $36.4 million, 8.5% lower than the $39.8 million recorded in the pro forma twelve months ended December 31, 2005. The decrease in interior furnishings sales was due primarily to lower volume as the result of the consolidation of the Burlington House contract and Cone Jacquards operations, as well as continued difficult market conditions.

Income (loss) in the interior furnishings segment for the twelve months ended December 31, 2006 was $0.7 million compared to a $2.7 million loss recorded in the pro forma twelve months ended December 31, 2005. Operating income for the upholstery/contract business increased in 2006 with the completion of the integration of the Burlington Contract Fabrics with Cone Jacquards businesses and the resulting overhead reductions. Business volume continued to be impacted negatively by the continued growth of imported furniture.

Commission Finishing: Net sales in the commission finishing segment for the twelve months ended December 31, 2006 were $21.7 million, 18.4% lower than the $26.6 million recorded in the pro forma twelve months ended December 31, 2005. In 2006, volumes continued to decline in Carlisle’s traditional print markets as a result of the continued growth of imports and the continued shift in lifestyle choices to products other than prints.

Loss in the commission finishing segment for the twelve months ended December 31, 2006 was $2.4 million compared to a $0.8 million loss recorded for the pro forma twelve months ended December 31, 2005. In 2006, volumes continued to decline in Carlisle Furnishing’s traditional print markets as lifestyle choices continued to shift to other products and with the continued growth of imports. In 2006, volumes continued to decline in Carlisle’s traditional print markets as a result of the continued growth of imports and the continued shift in lifestyle choices to products other than prints. In addition, contract denim finishing volume declined with the reduction in overall denim sales.

Development Stage: Start up costs on international initiatives increased $3.0 million in the twelve months ended December 31, 2006 from $1.6 million in the comparable period in the prior year. This increase was primarily due to the fact that the Cone Denim (Jiaxing) facility began construction in August 2005 and the Jiaxing Burlington Textile Company facility began construction in November 2005, and the related costs continue to be incurred. As of December 31, 2006, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $12.6 million related to Cone Denim (Jiaxing), $4.3 million related to Jiaxing Burlington Textile Company and $3.2 million related to the construction of the Cone Denim de Nicaragua plant. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the property, plant and equipment.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses for the twelve months ended December 31, 2006 were $72.8 million compared to $71.1 million for the pro forma twelve months ended December 31, 2005. Fiscal year 2006 amounts increased $2.8 million due to the acquisition of the remaining 50% interest in Parras Cone in June 2006, which was partially offset by lower selling cost on decreased sales and cost savings realized from the Company’s restructuring initiatives.

STOCK-BASED COMPENSATION EXPENSE: The Company recognized a charge of $1.3 million for stock-based compensation expense for the twelve months ended December 31, 2006 as compared to $5.4 million for the comparable pro forma 2005 period. This expense in the 2006 period represented the amortization of restricted stock granted to certain management employees, 50% of which vested during the third quarter of the fiscal year ended October 2, 2005, and 12.5% of which vests per year at the end of each of the subsequent four September quarters.

GAIN/LOSS ON DISPOSAL OF ASSETS: The Company recognized gains on sales of assets of $0.8 million during the 2006 fiscal year and $3.4 million during the pro forma 2005 fiscal year. The amount in the 2005 fiscal year primarily related to the sale of property, plant and equipment from the Williamsburg, North Carolina interior furnishings plant, which was closed as part of ITG’s consolidation of certain of its North Carolina operations.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During the 2006 fiscal year, the Company incurred $4.4 million of expenses related to the Combination of SCI and Former ITG. The Company recognized during the pro forma year ended December 31, 2005 expenses of $3.0 million resulting from the sale of a majority of SCI’s then-outstanding shares by a former stockholder to certain entities affiliated with WLR.

PROVISION FOR SPECIAL TERMINATION BENEFIT: In December 2006, the Company announced an early retirement incentive plan for salaried employees and a provision of $3.2 million was recorded for severance, medical and dental benefits associated with this plan.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the twelve months ended December 31, 2006, the Company recognized $11.6 million for restructuring and impairment charges from continuing operations as compared to $6.5 million for the pro forma prior year. The 2006 restructuring charges included severance and COBRA benefits and a non-cash pension curtailment charge related to transitioning production from its Hurt, Virginia dyeing and finishing plant to other domestic facilities as described above, in addition to continued costs paid to relocate and convert equipment to new facilities, that were charged to operations as incurred, related to restructuring activities undertaken during the 2005 fiscal year. The 2005 restructuring charges consisted of severance and COBRA benefits related to restructuring activities described above under “Restructuring Activities – 2005.” The Company also recorded an impairment charge during the pro forma 2005 fiscal year related to equipment located at its Cliffside denim plant to write it down to its expected net realizable value.

INTEREST EXPENSE: Interest expense of $6.9 million in the twelve months ended December 31, 2006 is $1.4 million higher than interest expense of $5.5 million in the pro forma twelve months ended December 31, 2005. The increase was primarily due to increased borrowings to finance the Company’s international initiatives and higher interest rates on the Company’s variable rate debt securities. The Company also recorded a write-off of deferred financing fees of $1.1 million due to the replacement of its former bank credit facility.

OTHER INCOME: Other income of $12.4 million in the twelve months ended December 31, 2006 was primarily a result of the sale of the Company’s 50% interest in its Indian joint venture, Mafatlal Burlington Industries Limited, during March 2006. Other income of $1.5 million in the pro forma twelve months ended December 31, 2005 was primarily a result of the sale of the Company’s 15% interest in a domestic textured polyester yarn joint venture in April 2005. Other income also included interest income of $1.5 million in the twelve months ended December 31, 2006 compared to $1.2 million in the pro forma twelve months ended December 31, 2005.

INCOME TAX EXPENSE: Income tax expense was $5.9 million for the twelve months ended December 31, 2006 in comparison with $1.2 million for the pro forma twelve months ended December 31, 2005. Income tax expense for the 2006 period is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of the establishment of a $20.6 million valuation allowance on U.S. deferred tax assets, foreign withholding taxes paid related to the sale of the Indian denim joint venture interest for which no U.S. foreign tax credit is available, other foreign income taxed at different rates, and business expenses that are not deductible in the U.S. In 2006, the Company recorded the valuation allowance to reduce U.S. deferred tax assets on the portion of the tax benefit that management considers is more likely than not to be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the 2005 period is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of foreign income taxed at different rates and business expenses that are not deductible in the U.S.

INCOME (LOSS) FROM CONTINUING OPERATIONS: For twelve months ended December 31, 2006, the Company recorded a loss from continuing operations of $36.1 million compared to income from continuing operations of $7.9 million in the prior year’s pro forma comparable period due to the factors discussed above.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Burlington House division’s discontinued businesses were $14.0 million for the twelve months ended December 31, 2006 compared to operating losses of $1.2 million for the pro forma twelve months ended December 31, 2005. The 2006 loss includes a pre-tax restructuring charge of $2.3 million for severance and COBRA benefits, $0.8 million for a non-cash pension curtailment charge, $0.5 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred as well as pre-tax asset impairment charges totaling $3.7 million.

NET INCOME (LOSS): Net loss for the twelve months ended December 31, 2006 included minority interest in losses of consolidated affiliates of $2.9 million compared to $0.6 million in the pro forma twelve months ended December 31, 2005, and equity in losses of unconsolidated affiliates of $0.8 million in the twelve months ended December 31, 2006 compared to equity in income of unconsolidated affiliates of $2.2 million in the pro forma twelve months ended December 31, 2005. The decrease in equity earnings from unconsolidated affiliates reflects the acquisition of the remaining 50% interest in Parras Cone in June 2006. Net income for the pro forma twelve months ended December 31, 2005 included an extraordinary loss of $2.8 million related to purchase accounting adjustments from the acquisition of the Cone business.

Three Months Ended December 31, 2005 Compared to Pro Forma Three Months Ended December 31, 2004

The Company recorded net sales of $125.4 million for the three months ended December 31, 2005 compared to net sales of $155.4 million for the pro forma three months ended December 31, 2004. Declines in apparel segment sales, as a result of continued increased import penetration and the downsizing of the Company’s denim production capacities in late 2005, accounted for the sales decline. Gross profit margin for the 2005 transition period declined to 6.1% of sales, as compared with 7.9% for the 2004 comparable period, as gross profit was negatively impacted by underutilized manufacturing facilities and the Company’s inability to reduce its fixed cost of operations in a manner corresponding to reduced sales.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses for the three months ended December 31, 2005 were $10.5 million, or 8.4% of sales, as compared to $14.8 million, or 9.5% of sales, for the pro forma three months ended December 31, 2004. The decrease in overall selling and administrative expenses in the 2005 period as compared to the 2004 pro forma period reflected cost savings realized from the Company’s restructuring initiatives and a change in classification of certain costs located at manufacturing facilities in the 2005 period.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: The Company recognized, during the three months ended December 31, 2005, expenses of $3.0 million resulting from the sale of a majority of the Company’s then-outstanding shares by a stockholder of the Company to certain entities affiliated with WLR. $2.4 million of this amount was paid to certain key executives of the Company in lieu of any special change of control bonuses that were or might have been payable under employment agreements and for efforts to sell the Company and as an incentive to remain employed with the Company during the pendency of the completion of the transaction. The bonuses were partly funded by a capital contribution by the former stockholder of $1.0 million. In addition, the Company recognized expenses of approximately $0.6 million related to this stock purchase transaction.

GAIN/LOSS ON DISPOSAL OF ASSETS: The Company recognized gains on sales of assets of $1.3 million during the three months ended December 31, 2005 and $0.2 million during the comparable pro forma 2004 period.

SETTLEMENT/CURTAILMENT GAIN ON RETIREE MEDICAL PLANS: The Company recognized a settlement/curtailment gain on retiree medical plans of $8.2 million during the pro forma three months ended December 31, 2004 as compared to no gain during the comparable 2005 period. This gain reflected the reduction of the postretirement benefit liabilities recorded by the Company upon its decision, in November 2004, to terminate certain legacy retiree health and dental plans effective September 30, 2005.

INTEREST EXPENSE: Interest expense of $0.9 million in the three months ended December 31, 2005 was lower than interest expense of $1.3 million in the pro forma three months ended December 31, 2004. The decrease was primarily due to lower outstanding borrowings during the 2005 period.

OTHER INCOME: Other income of $0.6 million in the three months ended December 31, 2005 consisted primarily of interest income. Other income of $1.2 million in the pro forma three months ended December 31, 2004 was primarily a result of currency revaluation adjustments and gains related to the Company’s deferred compensation plan.

INCOME TAX EXPENSE: Income tax (expense) benefit was $1.7 million for the three months ended December 31, 2005 in comparison with $(2.2) million for the pro forma three months ended December 31, 2004. Income taxes for the 2005 and 2004 periods are different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of foreign income being taxed at different rates, partially offset by business expenses that are not deductible in the U.S.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES: Equity in losses of unconsolidated affiliates of $0.7 million during the three months ended December 31, 2005 compared to equity in earnings of unconsolidated affiliates of $0.6 in the pro forma three months ended December 31, 2004. The decrease in unconsolidated affiliates’ earnings was primarily attributable to losses at Parras Cone associated with lower sales and operating days as compared with the prior year period.

INCOME (LOSS) FROM CONTINUING OPERATIONS: For three months ended December 31, 2005, the Company recorded a net loss from continuing operations of $3.7 million compared to income from continuing operations of $4.2 million in the pro forma prior year’s comparable period due to the factors described above.

DISCONTINUED OPERATIONS: Operating income, net of income taxes, related to the Burlington House division businesses was $0.3 million for the three months ended December 31, 2005 compared to operating losses of $0.3 million for the pro forma three months ended December 31, 2004.

NET INCOME (LOSS): For the three months ended December 31, 2005, the Company reported a net loss of $3.4 million compared to net income of $3.9 million for the pro forma prior year comparable period. As discussed above, the decline in sales in 2005, the change of control expenses incurred in December 2005 and the gain on curtailment of retiree medical plans largely accounted for the change in net income (loss).

Fiscal Year Ended October 2, 2005 Compared to Fiscal Year Ended October 3, 2004

ITG reported net sales of $633.5 million for the 2005 fiscal year compared to net sales of $549.0 million for the 2004 fiscal year. The sales results for the 2005 fiscal year increased over the prior period primarily due to (i) the inclusion of an additional five weeks in the measurement period for the Burlington business, (ii) the inclusion of an additional twenty-three weeks in the measurement period for the Cone business, and (iii) the inclusion of the partial year results of operations of the Cleyn & Tinker and H. Landau product lines, which were acquired during the 2005 fiscal year. These increases were partially offset by, among other things, an increase in imported products by customers, slowing retailer and consumer purchasing of apparel, reduced government purchases and some loss of North American market share by ITG. As a result of, among other things, the declining demand for apparel fabrics produced in the U.S., the Company announced the reduction of its U.S. denim capacity by approximately 40% in late 2005 and the downsizing of workforces in its U.S. worsted and synthetic facilities.

Gross profit margin for the 2005 fiscal year was 11.7% of sales as compared with 9.2% of sales for the 2004 fiscal year. The gross profit margin improved in 2005 primarily as a result of lower raw material prices and, to a lesser extent, the inclusion of results of the Cleyn & Tinker and H. Landau product lines, which were acquired during the 2005 fiscal year.

Bottom-weight Woven Apparel Fabrics: Net sales in the bottom-weight woven apparel fabrics segment for the 2005 fiscal year were $529.3 million compared to $451.3 million recorded in the 2004 fiscal year. The sales results for the 2005 fiscal year increased over the prior period primarily due to (i) the inclusion of an additional five weeks in the measurement period for the Burlington business, (ii) the inclusion of an additional twenty-three weeks in the measurement period for the Cone business, and (iii) the inclusion of the partial year results of operations of the Cleyn & Tinker product line, which was acquired during the 2005 fiscal year. Apparel sales were adversely impacted by a market-wide slowdown in sales to retailers as they adjusted inventory levels and established conservative outlooks for the upcoming retail year. The decrease in denim sales was due primarily to lower volume, partially due to planned reductions resulting from restructuring plans, with selling prices remaining flat. The decrease in synthetic, worsted and government uniform sales was due primarily to lower volume, partially due to planned reductions resulting from restructuring plans and, to a lesser extent, lower selling prices.

Income from the bottom-weight woven apparel fabrics segment for the 2005 fiscal year was $23.9 million compared to $21.2 million recorded in the 2004 fiscal year. The results for the 2005 fiscal year improved over the prior period primarily due to (i) the inclusion of an additional five weeks in the measurement period for the Burlington business, (ii) the inclusion of an additional twenty-three weeks in the measurement period for the Cone business, and (iii) the inclusion of the partial year results of operations of the Cleyn & Tinker product line, which was acquired during the 2005 fiscal year.

Government Uniform Fabrics: Net sales in the government uniform fabrics segment for the 2005 fiscal year were $46.3 million compared to $48.1 million recorded in the 2004 fiscal year. The sales results for the 2005 fiscal year decreased from the prior period primarily due to a reduction in dress uniform demand from the U.S. government as a result of its inventory position reflecting lower consumption during the periods of military hostilities partially offset by (i) the inclusion of an additional five weeks in the measurement period for the worsted dress uniform product line, (ii) the inclusion of an additional twenty-three weeks in the measurement period for the battle dress uniform (camouflage) product line, and (iii) the inclusion of the results of the H. Landau product line, which was acquired in August 2005.

Income in the government uniform fabrics segment for the 2005 fiscal year was $4.9 million compared to $1.0 million recorded in the 2004 fiscal year. The results for the 2005 fiscal year increased over the prior period primarily due to: (i) the inclusion of an additional five weeks in the measurement period for the worsted dress uniform product line, (ii) the receipt of a Wool Trust refund from the U.S. government in the 2005 calendar year, (iii) the inclusion of an additional twenty-three weeks in the measurement period for the battle dress uniform product line, and (iv) the inclusion of the results of the H. Landau product line, which was acquired in August 2005.

Interior Furnishings: Net sales in the interior furnishings segment for the 2005 fiscal year were $41.1 million compared to $35.9 million recorded in the 2004 fiscal year. The sales results for the 2005 fiscal year increased over the prior period primarily due to: (i) the inclusion of an additional five weeks in the measurement period for the Burlington House contract product line and (ii) the inclusion of an additional twenty-three weeks in the measurement period for the Cone Jacquard product line.

Losses in the interior furnishings segment for the 2005 fiscal year were $4.1 million compared to $2.4 million recorded in the 2004 fiscal year reflecting the longer operating periods and the strategic repositioning of the operations.

Commission Finishing: Net sales in the commission finishing segment for the 2005 fiscal year were $27.5 million compared to $19.6 million recorded in the 2004 fiscal year. The sales results for the 2005 fiscal year increased over the prior period primarily due to the inclusion of an additional twenty-three weeks in the measurement period for the Cone business.

Loss in the commission finishing segment for the 2005 fiscal year was $0.2 million compared to income of $1.2 million recorded in the 2004 fiscal year as a result of a decline in sales volume on an annualized basis.

Development Stage: Start up costs on international initiatives were $1.3 million for the 2005 fiscal year as compared to $0.0 for the 2004 fiscal year. This increase during the 2005 fiscal year reflected costs associated with the start up of ITG’s international initiatives and greenfield projects, including two projects in Jiaxing, China. As of October 2, 2005 and October 3, 2004, ITG had $2.0 million and $0, respectively, of capital expenditure commitments not already reflected as liabilities on the balance sheet, which were related to its Cone Denim (Jiaxing) and Jiaxing Burlington Textile Company construction projects.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses for the 2005 fiscal year increased $22.4 million to $59.3 million compared to the 2004 fiscal year. ITG’s selling and administrative expenses for the 2005 fiscal year were affected by (i) the inclusion of an additional five weeks in the measurement period for the Burlington business and (ii) the inclusion of an additional twenty-three weeks in the measurement period for the Cone business, which were partially offset by certain reductions in administrative expenses associated with the rationalization or closing of certain operations during the 2005 fiscal year, as well as the realization of certain synergies as a result of the consolidation of the Burlington and Cone businesses.

STOCK-BASED COMPENSATION AND RELATED CASH BONUS EXPENSE: For the 2005 fiscal year, ITG recognized a charge of $5.2 million for stock-based compensation and related cash bonus expense as compared to $0.0 for the 2004 fiscal year. This expense in the 2005 fiscal year related to the establishment of an equity incentive plan and the related issuance of shares of restricted stock to certain management employees which vested 50% during the 2005 fiscal year. The cash portion of this charge was $2.1 million for the 2005 fiscal year and $0.0 for the 2004 fiscal year and related to bonuses paid to certain recipients of stock-based compensation in order to cover such employees’ income taxes related to the restricted stock grants.

GAIN/LOSS ON DISPOSAL OF ASSETS: ITG recognized gains on sales of assets of $2.4 million during the 2005 fiscal year and $1.3 million during the 2004 fiscal year. The increase in the 2005 fiscal year primarily related to the sale of property, plant and equipment from the Williamsburg, North Carolina interior furnishings plant, which was closed as part of ITG’s consolidation of certain of its North Carolina operations.

SETTLEMENT/CURTAILMENT GAIN ON RETIREE MEDICAL PLANS: ITG recognized a settlement/curtailment gain on retiree medical plans of $8.2 million during the 2005 fiscal year as compared to $0.0 during the 2004 fiscal year. This gain reflected the reduction of the postretirement benefit liabilities recorded by ITG upon its decision, in November 2004, to terminate certain legacy retiree health and dental plans effective September 30, 2005.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the 2005 fiscal year, ITG recognized $6.9 million for restructuring and impairment charges as compared to no charges for the 2004 fiscal year. The restructuring charges consisted of severance and COBRA benefits, a non-cash pension curtailment charge and costs paid to relocate and convert equipment to new facilities that were charged to operations as incurred related to restructuring activities undertaken during the second and third quarters of the 2005 fiscal year and described above. ITG also recorded an impairment charge during the 2005 fiscal year related to the write down, to net realizable value, of equipment located at its Cliffside denim plant.

INTEREST EXPENSE: Interest expense of $5.2 million in the 2005 fiscal year was $0.9 higher than interest expense of $4.3 million in the 2004 fiscal year. The higher interest expense was primarily due to the inclusion of an additional five weeks in the measurement period for the Burlington business, the inclusion of an additional twenty-three weeks in the measurement period for the Cone business, and higher interest rates on the Company’s variable rate debt securities.

INCOME TAX EXPENSE: Income tax expense of $2.2 million was recorded in the 2005 fiscal year as compared to $3.7 million in the 2004 fiscal year. The reduction was primarily due to lower income before income taxes and minority interest in the 2005 period. Income tax expense for the 2005 fiscal year is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of foreign income taxed at different rates, partially offset by business expenses that are not deductible in the U.S. Income tax expense for the 2004 period is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of business expenses that are not deductible in the U.S., partially offset by the effect of changes in income tax rate brackets.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Burlington House division businesses were $1.8 million for the 2005 fiscal year compared to operating income of $1.1 million for the 2004 fiscal year reflecting a less profitable sales mix and loss in volume in the mattress and decorative fabrics businesses.

NET INCOME: For the 2005 fiscal year, ITG earned net income of $4.0 million, compared to net income of $62.8 million for the 2004 fiscal year. The significant reduction in net income was primarily a result of the matters discussed above as well as the $56.1 million extraordinary gain during the 2004 fiscal year as compared to an extraordinary loss of $2.8 million during 2005 fiscal year. Both extraordinary items resulted from purchase accounting adjustments related to the acquisition of the Burlington and Cone businesses.

Liquidity and Capital Resources

Cash Flows

Net cash provided by (used in) operating activities was $(0.4) million in the twelve months ended December 31, 2006 and $3.3 million in the three months ended December 31, 2005. The reduction in 2006 cash flows was due to lower operating results, including higher cash interest payments due to higher interest rates.

Net cash provided by operating activities was $32.4 million in the 2005 fiscal year, as compared to net cash used by operating activities of $17.6 million in the 2004 fiscal year. The increase in net cash provided by operating activities in the 2005 fiscal year was primarily the result of (i) the inclusion of an additional five weeks in the measurement period of the Burlington business, (ii) the inclusion of an additional twenty-three weeks in the measurement period of the Cone business, (iii) a reduction in days sales outstanding in accounts receivable, (iv) management’s efforts to reduce inventory levels, and (v) lower cash income taxes, partially offset by higher cash interest payments due to higher interest rates.

Net cash used in investing activities was $85.1 million in the twelve months ended December 31, 2006 compared to net cash provided of $1.4 million in the three months ended December 31, 2005. The December 2005 period’s cash flows included the addition of $6.2 million of cash as a result of the completion of the Combination. Capital expenditures were significant in both periods with cash used of $77.8 million in the twelve months ended December 31, 2006 and $5.4 million in the three months ended December 31, 2005. Also, the 2006 cash flows were impacted by the acquisition of the remaining 50% equity interest in Parras Cone for net cash of $21.8 million in June 2006, partially offset by the receipt of gross proceeds from the sale of ITG’s interest in its Indian joint venture of $10.0 million in March 2006.

Net cash used in investing activities was $18.0 million in the 2005 fiscal year as compared to $96.0 million used in investing activities in the 2004 fiscal year. The significant decrease in cash used in investing activities between the 2005 and 2004 fiscal years was primarily attributable to the significant amount of cash used in the acquisitions of certain assets and companies by ITG in the 2004 fiscal year. These acquisitions included the Burlington and Cone businesses as described above. Capital expenditures were significant in both periods, with cash used of $14.1 million in the 2005 fiscal year and $8.7 million in the 2004 period.

Net cash provided by financing activities of $110.7 million in the twelve months ended December 31, 2006 was primarily the result of a significant amount of net borrowings and minority interest capital contributions used to fund acquisitions and international expansion.

Net cash used by financing activities in the 2005 fiscal year was $15.3 million, compared to net cash provided by financing activities in the 2004 fiscal year of $117.6 million, a difference of $102.3 million. The difference of the net cash provided by (used in) financing activities was due to significant capital contributions and borrowings in the 2004 fiscal year as the new businesses were established. During the 2005 fiscal year, ITG also repaid certain then-outstanding debt.

The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Company’s various bank loans are reasonable estimates of their fair value at each applicable measurement date because of the short maturity of these instruments or, in the case of the bank loans, because of the variable interest rate terms. The carrying amounts of the unsecured convertible subordinated notes approximated their fair value at October 3, 2004 based on then-current market pricing.

It is expected that ITG’s equipment and working capital requirements will continue to increase in order to support its international initiatives. ITG expects to fund its liquidity requirements through a combination of cash flows from operations, equipment financing, available borrowings under its bank credit facilities, and other external financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with WLR, depending upon the perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing would be available to it upon acceptable terms, if at all, at any time in the future. ITG’s failure to obtain any necessary financing may adversely affect its expansion plans and, therefore, its financial condition and results of operations.

Bank Credit Agreements

On December 29, 2006 the Company and certain of its subsidiaries entered into a $165.0 million credit agreement with General Electric Capital Corporation and certain other signatories thereto (the “Bank Credit Agreement”). Also on December 29, 2006, the Company’s wholly owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a $15.0 million term loan agreement (the “Term Loan Agreement”) with General Electric Capital Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009.

The Bank Credit Agreement provides for a revolving credit facility, including a letter of credit sub-facility, in the aggregate amount of up to $165.0 million (the “Revolving Credit Facility”). The Bank Credit Agreement also contains a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. Proceeds from borrowings under the Revolving Credit Facility were and may be used to (i) refinance certain indebtedness existing as of December 29, 2006, (ii) provide for working capital, capital expenditures and other general corporate purposes and (iii) fund certain expenses associated with the Bank Credit Agreement and the Term Loan Agreement.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by substantially all the Company’s (and such subsidiaries’) U.S. assets, a pledge by the Company of the stock of its U.S. subsidiaries (other than BST Holdings and its U.S. subsidiaries), a pledge by the Company of 65% of the stock of certain of its foreign subsidiaries (other than foreign subsidiaries of BST Holdings) and the accounts receivable of Automotive Safety Components International Limited (“UK ASCI”), a United Kingdom company, one of the borrowers under the Credit Agreement and a wholly owned subsidiary of the Company. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly-owned subsidiary, Parras Cone.

In the event that the availability (as defined in the Bank Credit Agreement) was to fall below certain levels, then the Company would be required to comply with a fixed charge coverage ratio set forth in the Bank Credit Agreement. The Term Loan Agreement contains a fixed charge coverage ratio and a minimum collateral coverage covenant, which are calculated quarterly. The respective agreements also contain customary reporting obligations and affirmative and negative covenants, including, but not limited to, restrictions on the uses of proceeds, capital changes, mergers and consolidations, dividend payments, capital expenditures, indebtedness, liens and acquisitions and investments. Subsequent to December 31, 2006 and prior to filing this annual report on Form 10-K, the Company obtained a waiver from General Electric Capital Corporation, as agent under the Bank Credit Agreement, for non-compliance with a covenant relating to the timely delivery of the Company’s audited consolidated financial statements. In addition, the Bank Credit Agreement, as amended, requires the Company to have obtained, and to have contributed to the borrowers under the Credit Agreement, certain additional equity contributions at various times. A contribution of $50.0 million was received from certain entities affiliated with WLR on March 2, 2007 and recorded as equity, and was used to partially repay revolving loans outstanding.

Borrowing availability under the Bank Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. The interest rate on borrowings under the Bank Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on either the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus 0.5%) or the LIBOR plus an applicable margin. At December 31, 2006, the interest rate on base rate loans was 9.25% and the margin applicable to LIBOR loans was 2.00%, and there was $57.7 million outstanding under the Bank Credit Agreement. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At December 31, 2006, there was $15.0 million outstanding under the Term Loan Agreement.

Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of the Closing Date. In addition, beginning on May 29, 2008, the calculated value of the borrowing base will be reduced on a quarterly basis by an amount predetermined according to a 7-year straight-line amortization schedule.

Pursuant to the terms of the Term Loan Agreement, mandatory prepayments are required thereunder if Parras Cone sells assets that are part of the borrowing base thereunder. In addition, amortization payments by the Mexican Holding Company are required in the amount of $0.3 million per quarter beginning in March 2007, with a final payment of $12.3 million due at maturity.

Cone Denim (Jiaxing) Limited has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. Outstanding borrowings under this facility were $22.1 million with a weighted average interest rate of 6.8% at December 31, 2006. The term loan is to be repaid in equal monthly installments over a 60 month period after a two-year grace period on the repayment of principal that commenced on the first drawdown date of June 19, 2006. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or above, as negotiated by the parties per the agreement. The loan is secured by the land, building, machinery and equipment of the joint venture and contains limitations on asset disposals.

In addition, Jiaxing Burlington Textile Company has obtained financing from China Construction Bank. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for an $11.0 million term loan, available in either U.S. dollars or Chinese RMB at the option of the Company, to be used for the import of equipment to be used by this company. The term loan is to be repaid in equal monthly installments over a 60 month period after a two-year grace period on the repayment of principal that commenced on August 31, 2006. Interest is calculated at six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for RMB loans is at the rate established by the China Central Bank. At December 31, 2006, $8.8 million in principal of U.S. dollar loans were outstanding with a weighted average interest rate of 6.6%. The loan is secured by the land, building, machinery and equipment and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement also contains financial reporting requirements and limitations on asset disposals.

Upon the completion of the acquisition of BST Holdings in April 2007, BST Holdings became a wholly-owned subsidiary of the Company. BST Holdings is a party to a credit facility (the “BST Facility”) consisting of a €30 million revolving credit facility (the “BST Revolver”), a €100 million first lien term loan (the “First Lien Term Loan”) and a €25 million second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. The obligations of BST Holdings under the BST Facility are secured by substantially all of the assets of BST Holdings’ subsidiaries and a pledge by BST Holdings of the stock of its subsidiaries (which subsidiaries are engaged only in the conduct of BST’s business). The BST Facility contains affirmative and negative covenants customary for financing transactions of this type, and also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the BST Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly.

Borrowings under the BST Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR plus an applicable margin. The margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan is 2.5%, 2.5% and 5.25%, respectively. At December 31, 2006, prior to the completion of the acquisition of BST Holdings, there was €5.2 million, €100.0 million and €25.0 million outstanding under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan at interest rates of 6.2%, 6.2% and 10.6%, respectively.

Preferred Stock Issuances

On March 2, 2007, the Company, which was a successor obligor with respect to approximately $68 million of indebtedness owed to an affiliate of WLR, repaid and had discharged its obligations thereunder in exchange for the issuance of an aggregate of 2,719,695 shares of the Company’s Preferred Stock.

Separately, but also on March 2, 2007, the Company issued and sold 2.0 million shares of Preferred Stock to certain other affiliates of WLR for a total purchase price of $50.0 million.

On April 1, 2007, the Company issued 3,355,020 shares of Preferred Stock in connection with the acquisition of BST Holdings, as described above under “Recent Acquisition.”

Other

ITG is in the process of negotiating financing arrangements for Cone Denim de Nicaragua and ITG-PP JV. ITG believes that it will be able to obtain sufficient financing for each of these initiatives, but cannot provide any assurances that such financing will be available in a timely manner, or on terms acceptable to ITG, if at all.

Commitments

At December 31, 2006, the Company had a U.S. pension plan with an actuarially determined projected benefit obligation in excess of plan assets of approximately $29.2 million. The Company expects to contribute up to $20.0 million to this plan in fiscal year 2007.

At December 31, 2006, ITG had capital expenditure commitments totaling $21.3 million, the majority of which related to Cone Denim (Jiaxing), Jiaxing Burlington Textile Company and Cone Denim Nicaragua and are described in the Results of Operations sections under “Start-Up Costs on International Initiatives.”

ITG plans to fund these commitments from a combination of cash provided by operations and borrowings under its Bank Credit Facility as well as through other external sources of financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with WLR, depending upon the perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing would be available to it upon acceptable terms, if at all, at any time in the future.

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2006, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above) and a note payable to a bank in the Czech Republic (together, the “Facilities”). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45. As a result of the Company’s expanded business operations resulting from the Combination, the Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

Derivative Instruments

The Company from time to time utilizes derivative financial instruments to manage changes in cotton and natural gas prices as well as foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company may also have other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties.

Cotton is the primary raw material for the Company’s denim fabric manufacturing operations. The Company has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under FASB Statements No. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. At December 31, 2006, the fair market value of ITG’s commodity derivative portfolio was $0.1 million.

The Company also uses, from time to time, forward exchange contracts to purchase Mexican Pesos with U.S. Dollars and U.S. Dollars with Euros. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. The Company has formally documented all relationships between its derivative financial instruments and corresponding transactions, as well as risk management objectives and strategies for undertaking various derivative financial instruments. Derivative financial instruments are not entered into for trading or speculative purposes. The Company is currently not accounting for these derivative financial instruments using the cash flow hedge accounting provisions of SFAS No. 133, as amended; therefore, the changes in fair values of these derivative financial instruments are included in the consolidated statements of operations.

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts and collars at various times during 2006 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. At December 31, 2006, the Company had notional value of outstanding forward exchange contracts of $6.8 million and foreign exchange collars ranging from $6.7 million to $6.9 million. Changes in the derivatives’ fair values are recorded in the consolidated statements of operations as other (income) expense.

Certain intercompany sales at the Company’s Greenville, South Carolina facility are denominated and settled in Euros and its operating expenses are paid in U.S. dollars. To reduce exposure to fluctuations in the Euro and U.S. dollar exchange rates, the Company entered into forward contracts in January 2006 to buy U.S. dollars with Euros for periods and amounts consistent with the related, underlying forecasted sales. At December 31, 2006, the Company had outstanding forward exchange contracts that mature between January 2007 and December 2007 to purchase U.S. dollars with an aggregate notional amount of approximately $10.4 million. The fair values of these contracts at December 31, 2006 totaled approximately ($0.7 million) which is recorded as a liability on the Company’s balance sheet in accrued and other current liabilities. Changes in the derivatives’ fair values are recorded in the consolidated statements of operations as other (income) expense.

Gains and losses on derivatives are recognized immediately and reported in cost of goods sold ($0.8 million loss in the 2006 fiscal year, $0.2 million gain in the three months ended December 31, 2005, $0.4 million gain in the 2005 fiscal year and $0.5 million loss in the 2004 fiscal year).

Contractual Obligations

The following table aggregates ITG’s contractual obligations (including those described above) related to long-term debt, non-cancelable leases, capital purchase obligations and other obligations at December 31, 2006.

	Payments Due by Period (in thousands)
	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Contractual Obligations:
Long term debt	$1,284	$139,168	$31,862	$—	$172,314
Interest payments related to long term debt	9,108	18,048	2,850	—	30,006
Capital lease obligations	1,105	1,406	620	—	3,131
Operating lease obligations	4,454	5,966	4,881	5,202	20,503
Capital purchase obligations (1)	20,483	726	95	20	21,324
Other purchase obligations (2)	29,019	—	—	—	29,019
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	6,834	12,596	6,593	10,094	36,117

Total	$72,287	$177,910	$46,901	$15,316	$312,414

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on ITG’s balance sheet as of December 31, 2006, as ITG had not yet received the related goods or taken title to the property. These capital purchase obligations relate primarily to capital equipment for the Cone Denim (Jiaxing) joint venture and the Jiaxing Burlington Textile Company and the Cone Denim Nicaragua facilities.

(2)	Other purchase obligations include payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of December 31, 2006 these obligations included $17,165 for cotton contracts, $9,334 for wool contracts and $2,520 for yarn contracts.

Seasonality

Sales in the Company’s airbag fabric and airbag cushions segments are subject to the seasonal characteristics of the automotive industry, in which, generally, there are plant shutdowns in the third and fourth quarters of each calendar year. The strongest portion of the apparel sales cycle is typically from March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. In recent years, apparel fabric sales have become increasingly seasonal as customers have begun to rely more upon contract sewing and have sought to compress the supply cycle to mirror retail seasonality as described above. Historically, the Company’s apparel fabric sales have been typically four to six months in advance of the retail sale of the apparel garment. Demand for upholstery fabrics and the level of attendant sales generally fluctuate moderately during the year.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, ITG’s management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, ITG evaluates its estimates, including those related to allowances for doubtful accounts, inventories, impaired assets, environmental costs, U.S. pension, post-retirement and other post-employment benefits, litigation and contingent liabilities and income taxes. ITG bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. ITG’s management believes the critical accounting policies listed below are the most important to the fair presentation of ITG’s financial condition and results. These policies require more significant judgments and estimates of ITG’s management in the preparation of the Company’s consolidated financial statements.

Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as received. ITG continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, customers’ financial position; past payment history; cash flows and management capability; historical loss experience; and economic conditions and prospects. ITG estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. ITG determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. ITG records sales returns as a reduction to sales, cost of sales and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability.

Inventories. Inventories are valued at the lower of cost or market. Cost of substantially all components of textile inventories in the United States is determined using the dollar value last-in, first-out (LIFO) method. All other inventories are valued principally using the first-in, first-out (FIFO) or average cost methods. Each month, ITG reviews its inventory to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise. For those items in inventory that are so identified, ITG estimates their market value based on historical and current realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, ITG provides an allowance to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold.

Impairment of Long-lived Assets. When circumstances indicate, ITG evaluates the recoverability of its long-lived assets by comparing the estimated future undiscounted cash flows with the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. Property, plant, and equipment are stated at cost. Depreciation and amortization of property, plant, and equipment is calculated over the estimated useful lives of the related assets principally using the straight-line method: 15 years for land improvements, 10 to 30 years for buildings and 2 to 12 years for machinery, fixtures, and equipment. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to systematic amortization, but rather is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred. Impairment testing compares the carrying amount of the goodwill with its fair value. Fair value is estimated based on discounted cash flows. When the carrying amount of goodwill exceeds its fair value, an impairment charge is recorded. ITG has chosen the last day of the second month of the third quarter of its fiscal year as the date to perform its annual goodwill impairment test. At the most recent test date, ITG found no indication of impairment. ITG reviews the estimated useful lives of intangible assets at the end of each reporting period. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life.

Pensions and Postretirement Benefits. The valuation of pension and other postretirement benefit plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets, and liabilities. These assumptions include discount rates, investment returns, projected benefits and mortality rates. The actuarial assumptions used are reviewed annually and compared with external benchmarks to assure that they fairly account for future obligations. The discount rate is determined by projecting the plan’s expected future benefit payments as defined for the projected obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. Returns on investments are based on long-term expectations given current investment objectives and historical results.

Insurance. Insurance liabilities are recorded based upon the claim reserves established by independent insurance consultants, as well as historical claims experience, demographic factors, severity factors, expected trend rates and other actuarial assumptions. To mitigate a portion of its insurance risks, ITG maintains insurance for individual claims exceeding certain dollar limits. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The reserves associated with the exposure to these liabilities, as well as the methods used in such evaluations, are reviewed by management for adequacy at the end of each reporting period and any adjustments are currently reflected in earnings.

Revenue Recognition. Sales are recorded upon shipment, or in certain circumstances, upon the designation of specific goods for later shipment at a customer’s request with the related risk of ownership passing to such customer (“bill and hold” sales). The Company discourages the use of bill and hold sales in all situations except for sales of off-quality goods, commission finishing and certain sales contracts with the U.S. government. Under the Company’s written bill and hold policy, a standardized bill and hold agreement (“BHA”) must be used for all such transactions. The BHA provides that the risks of ownership must have passed to the buyer and that the buyer has the expected risk of loss in the event of a decline in the market value of goods, the ordered goods must have been segregated from the Company’s other available for sale inventory and not be subject to being used to fill other orders, the product must be complete and ready for shipment, the date by which the Company expects payment and whether the Company has modified its normal billing and credit terms for this buyer. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statement of income.

Stock-Based Compensation. Prior to its 2006 fiscal year, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, in accounting for stock options granted under its stock option plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of income prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, SCI adopted FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires companies to recognize compensation cost on a prospective basis. Therefore, prior years’ financial statements have not been restated. For stock-based awards granted in the future, if any, the Company will recognize compensation expense based on the estimated grant date fair value using the Black-Scholes option-pricing model. Prior to the completion of the Combination, SCI had no unvested awards as of January 1, 2006 and did not grant, modify, repurchase or cancel any awards subsequent to its adoption of SFAS No. 123(R) on January 1, 2006. Therefore, the adoption of SFAS No. 123(R) had no effect on SCI’s financial position or results of operations for the fiscal year ended December 31, 2006. In connection with the presentation, for financial reporting purposes, of Former ITG’s financial results as those of the predecessor entity upon completion of the Combination, Former ITG adopted FASB Statement 123(R) on October 20, 2006. The $3.2 million fair value of vested stock options issued in connection with the Combination was included in the purchase price of SCI common stock exchanged for the minority interest of Former ITG. Unvested stock options issued in connection with the Combination are amortized over the remaining vesting periods as compensation expense based on the grant date fair value. These fair value estimates utilized the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 4.74% to 4.77%, dividend yields of 0%, expected volatility of 43% to 47%, and expected lives of the options of 4.7 to 6.0 years. In a change from previous standards, Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Therefore, excess tax benefits related to stock option exercises in 2005 are reflected in operating activities.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ITG recognizes valuation allowances on deferred tax assets when it believes that it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies.

Derivative Instruments. ITG accounts for derivative instruments in accordance FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under these statements, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. ITG formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative used is highly effective in offsetting changes in the fair values or cash flows of the hedged item. For those derivative instruments that are designated and qualify as hedging instruments, ITG must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, with the ineffective portion, if any, being recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely that not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company’s first quarter of 2007. The Company is currently in the process of evaluating the impact of FIN 48 on the Company’s results of operations, financial position and related disclosures. Based on the Company’s assessment to date, FIN 48 would have no cumulative material effect due to the existence of U.S. net operating loss carryforwards.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. It does not require any new fair value measures and is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

As of December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employer’s Accounting for Pensions or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The requirements of SFAS No. 158 are applied prospectively upon adoption. The table below shows the incremental effect of applying SFAS No. 158 on individual lines in the December 31, 2006 consolidated balance sheet (in thousands):

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Liability for pens ion benefits	$29,237	$—	$29,237
Liability for postretirement benefits	2,438	255	2,693

Total liabilities	31,675	255	31,930
Accumulated other comprehensive income	12,430	(255)	12,175
Total stockholders’ equity	168,475	(255)	168,220

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Years Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements of the first fiscal year ending after November 15, 2006. SAB 108 had no effect on the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITG, from time to time, utilizes derivative financial instruments to manage changes in commodity prices and interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. ITG does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which ITG may also have other financial relationships. These counterparties expose ITG to the risk of credit loss in the event of nonperformance. However, ITG does not anticipate nonperformance by the other parties.

Interest Rate Risk

To the extent that amounts borrowed under the Company’s bank credit agreements, which provide for borrowings at variable interest rates, are outstanding, ITG has market risk relating to such amounts to the extent that the interest rates under the agreements are variable. An interest rate increase would have a negative impact to the extent ITG borrows against the bank credit agreements. The actual impact would be dependent on the level of borrowings actually incurred. As of December 31, 2006, ITG’s interest rates on outstanding borrowings, exclusive of credit fees, under bank credit facilities with variable interest rates was approximately 8.6%, and the total principal amount outstanding was $103.6 million. Assuming for illustrative purposes only that the interest rates in effect and the amount outstanding under these bank credit facilities on December 31, 2006 remain constant for ITG’s 2007 fiscal year, an increase in the interest rate of 1.0% would have a negative impact of approximately $1.0 million on annual interest expense for the year ending December 31, 2007. Similarly, assuming for illustrative and comparative purposes only that the interest rates in effect and the amount outstanding under the Company’s bank credit facilities on December 31, 2005 had remained constant for ITG’s 2006 fiscal year, an increase in the interest rate of 1.0% would have had a negative impact of approximately $0.7 million on annual interest expense for the 2006 fiscal year. The increase in the negative impact is due to the higher level of borrowings under the bank credit facilities at December 31, 2006 compared to December 31, 2005.

Commodity Price Risk

ITG enters into commodity forward, futures and option contracts agreements for cotton and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material prices. Cotton is the primary raw material for ITG’s denim fabric manufacturing operations. ITG has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. At December 31, 2006, the fair market value of ITG’s commodity derivative portfolio was $0.1 million. Based on ITG’s derivative portfolio as of December 31, 2006, a hypothetical 10.0% increase in commodity prices under normal market conditions could potentially have an effect on the fair value of the derivative portfolio that is not material. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, ITG expects that any gain or loss in fair value of the portfolio would be substantially offset by increases or decreases in raw material prices.

Foreign Currency Risk

ITG’s international operations, as well as other transactions denominated in foreign currencies, expose ITG to currency exchange rate risks. In order to reduce the risk of certain foreign currency exchange rate fluctuations, ITG periodically enters into forward contracts to buy foreign currencies with U.S. dollars for periods and amounts consistent with the related underlying forecasted cash outflows. The instruments used for hedging are readily marketable exchange-traded forward contracts with banks. ITG monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the fiscal year ended December 31, 2006 has resulted in the recognition of income of approximately $1.1 million. It is unknown what the effect of foreign currency rate fluctuations will be on

ITG’s financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, ITG’s consolidated financial condition could be materially adversely affected. Based on amounts outstanding at December 31, 2006, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which ITG has operations would result in a reduction or addition of approximately $0.3 million in operating income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in Items 15(a)(1) and (2) of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 25, 2006, the audit committee of the board of directors of the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm and engaged KPMG, LLP as the Company’s independent registered public accounting firm.

The reports of PwC on the Company’s financial statements as of and for the fiscal years ended December 31, 2005 and December 31, 2004 contained no adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended December 31, 2005 and December 31, 2004, the Company had no disagreement with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their report on the Company’s financial statements for such years. During the Company’s fiscal years ended December 31, 2005 and December 31, 2004, none of the events described in Item 304(a)(1)(v) of Regulation S-K occurred.

PwC was provided a copy of the above disclosures and was requested to furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A letter to such effect from PwC has been filed with the SEC as Exhibit 16 to the Company’s current report on Form 8-K, dated April 25, 2006.

During the Company’s fiscal years ended December 31, 2005 and December 31, 2004, the Company did not consult with KPMG, LLP regarding any of the matters set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, under the supervision and with the participation of its principal executive and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, and the results of the audit process described below, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of such date for the reasons described below.

In the course of the audit of the consolidated financial statements of the Company, it was determined that certain internal controls related to the preparation of tax documentation and management’s review of the income tax provisions and certain related disclosures for 2006, as well as the validity of certain tax planning strategies applied in the determination of valuation allowances for 2006, were not effective. The Company’s subsequent determination that its tax planning strategy was incorrect resulted in a non-cash increase to income tax expense.

Management believes that, as a result of the number and complexity of transactions in 2006, including the accounting and other requirements in connection with the completion of the Combination, additional support and resources at certain levels were needed to address the increasing complexity of the Company and its multi-jurisdictional operations. As a result, management, with the oversight of the audit committee of the board of directors, has taken and continues to take additional steps to address this matter, including adding additional qualified personnel. Management believes that, as result of their additional reviews of the tax provision and related disclosures, the financial statements included in this Form 10-K do present the Company’s tax position correctly and in accordance with the requirements of U.S. generally accepted accounting principles.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file the information required by this Item pursuant to an amendment to this annual report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file the information required by this Item pursuant to an amendment to this annual report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file the information required by this Item pursuant to an amendment to this annual report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file the information required by this Item pursuant to an amendment to this annual report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file the information required by this Item pursuant to an amendment to this annual report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The Company’s consolidated financial statements, related notes thereto and report of our independent registered public accounting firm required by Item 8 are listed in the index on page F-1 herein.

(2) Unless otherwise attached, all financial statement schedules are omitted because they are not applicable or the required information is shown in the Company’s consolidated financial statements or the notes thereto.

(3) Exhibits:

2.1	Agreement and Plan of Merger, dated as of August 29, 2006, by and among Safety Components International, Inc., SCI Merger Sub, Inc. and International Textile Group, Inc.

3.1	Second Amended and Restated Certificate of Incorporation of International Textile Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2007)

3.3	Amended and Restated Bylaws of International Textile Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

4.1	Form of Stockholders Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., WLR
Recovery Fund II, L.P., WLR Recovery Fund III, L.P. and WLR/GS Master Co-Investment, L.P., and the other investors from time to time party thereto

*10.1	Safety Components International, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

	*10.1.1	Form of Stock Option Agreement - Class A and B (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

	*10.1.2	Form of Stock Option Agreement - Class C (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

*10.2	International Textile Group, Inc. Equity Incentive Plan

*10.3	International Textile Group, Inc. Stock Option Plan for Non-Employee Directors

*10.4	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Joseph L. Gorga

*10.5	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Gary L. Smith

*10.6	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and John L. Bakane

*10.7	Employment Agreement, effective as of October 20, 2006, by and between International Textile Group, Inc. and Stephen B.
Duerk (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

*10.8	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Kenneth T. Kunberger

*10.9	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Thomas E. McKenna

*10.10	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and J. Derrill Rice

*10.11	Form of Severance Letter with certain officers of International Textile Group, Inc.

*10.12	Form of the Company’s Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.30.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005)

*10.13	Form of the Company’s Amended and Restated Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.14	Description of arrangement regarding certain management services provided by W.L. Ross & Co. LLC to International Textile Group, Inc.

10.15	Asset Purchase Agreement between Culp, Inc., and International Textile Group, Inc., dated as of January 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2007)

10.16	Credit Agreement, dated as of December 29, 2006, by and among International Textile Group, Inc. and certain of its subsidiaries as borrowers, General Electric Capital Corporation, as agent, and the lenders and others party thereto

10.17	Amendment No. 1 to Credit Agreement, dated January 19, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto

10.18	Amendment No. 2 to Credit Agreement, dated January 31, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto

10.19	Amendment No. 3 to Credit Agreement, dated February 15, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto

10.20	Limited Waiver and Amendment No. 4 to Credit Agreement, dated February 28, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto

10.21	Amendment No. 5 to Credit Agreement, dated March 30, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto

10.22	Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent, and the other lenders party thereto

10.23	Stock Exchange Agreement, dated as of March 8, 2007, by and between WLR Recovery Fund III, L.P., the other individuals listed on the signature page thereto and International Textile Group, Inc.

10.24	Purchase Agreement, dated November 27, 2006, by and between Automotive Safety Components International RO SRL and Parat Ro s.r.l. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2006)

10.25	Debt Exchange Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., and WLR Recovery Fund II, L.P.

14.1	International Textile Group, Inc. Standards of Business Conduct

21.1	Subsidiaries of International Textile Group, Inc.

31.1	Certification of CEO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gary L. Smith
Gary L. Smith
Executive Vice President and Chief Financial Officer

Date:	April 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Joseph L. Gorga Joseph L. Gorga	Director, President and Chief Executive Officer	April 23, 2007

/s/ Wilbur L. Ross, Jr. Wilbur L. Ross, Jr.	Director, Chairman of the Board	April 23, 2007

/s/ Gary L. Smith Gary L. Smith	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 23, 2007

/s/ Samir M. Gabriel Samir M. Gabriel	Vice President and Controller (Principal Accounting Officer)	April 23, 2007

/s/ Stephen W. Bosworth Stephen W. Bosworth	Director	April 23, 2007

/s/ Michael J. Gibbons Michael J. Gibbons	Director	April 23, 2007

/s/ David K. Storper David K. Storper	Director	April 23, 2007

/s/ Daniel D. Tessoni Daniel D. Tessoni	Director	April 23, 2007

/s/ David L. Wax David L. Wax	Director	April 23, 2007

/s/ Pamela K. Wilson Pamela K. Wilson	Director	April 23, 2007

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2006, December 31, 2005, October 2, 2005 and October 3, 2004	F-4

Consolidated Statements of Operations for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended October 2, 2005 and the forty-seven week period ended October 3, 2004

F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended October 2, 2005 and the forty-seven week period ended October 3, 2004

F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended October 2, 2005 and the forty-seven week period ended October 3, 2004

F-7

Notes to Consolidated Financial Statements	F-10

SUPPLEMENTAL SCHEDULE:

II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheets of International Textile Group, Inc., and Subsidiary Companies as of December 31, 2006, and 2005, October 2, 2005 and October 3, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2006, the three months ended December 31, 2005, the year ended October 2, 2005, and the forty–seven week period ended October 3, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Safety Components International, Inc., for the period December 3, 2005 to December 31, 2005, which statements reflect total assets constituting 29 percent at December 31, 2005 and total revenues constituting 10 percent of the related consolidated totals for the three–month period ended December 31, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Safety Components International, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc., and Subsidiary Companies as of December 31, 2006 and 2005, October 2, 2005 and October 3, 2004, and the results of their operations and their cash flows for year ended December 31, 2006, the three months ended December 31, 2005, the year ended October 2, 2005, and the forty–seven week period ended October 2, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 1 to the consolidated financial statements, as of December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006.

/s/ KPMG LLP
Charlotte, North Carolina
April 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Safety Components International, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Safety Components International, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and cash flows for the period from December 3, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully discussed in Note 4, the Company is dependent on International Textile Group, Inc. for the financing of its operations.

/s/ PricewaterhouseCoopers LLP
Spartanburg, South Carolina

March 15, 2006, except for Notes 4, 6, 13, 14 and 15, as to which the date is April 12, 2007

INTERNATIONAL TEXTILE GROUP, INC.

AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Assets
Current assets:
Cash and cash equivalents	$34,402	$8,735	$3,828	$4,110
Accounts receivable, less allowances of $9,451, $7,317, $6,509, and $7,600, respectively	104,016	120,138	109,117	142,660
Sundry notes and accounts receivable	16,717	13,618	10,311	11,532
Inventories	139,740	134,150	107,188	128,800
Deferred income taxes	—	2,198	—	—
Prepaid expenses	5,079	4,952	2,177	3,223
Other current assets	6,966	7,858	3,504	373

Total current assets	306,920	291,649	236,125	290,698
Investments in and advances to unconsolidated affiliates	2,265	4,021	4,557	587
Property, plant and equipment, net	161,291	69,199	21,554	7,382
Assets held for sale	2,053	—	—	—
Intangibles and deferred charges, net	5,000	2,464	1,772	1,631
Goodwill	2,740	2,740	2,740	—
Deferred income taxes	8,669	19,094	23,564	30,639
Other assets	3,875	1,999	1,260	785

Total assets	$492,813	$391,166	$291,572	$331,722

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,260	$9,131	$3,465	$2,000
Short-term borrowings	8,934	988	1,975	—
Accounts payable	44,369	48,307	35,542	52,157
Accrued salaries and benefits	6,775	6,270	8,863	8,113
Sundry accounts payable and accrued liabilities	41,051	30,295	23,730	29,249
Deferred income taxes	39	—	301	5,945

Total current liabilities	103,428	94,991	73,876	97,464
Bank debt and other long-term obligations	105,377	57,581	62,698	74,031
Unsecured subordinated notes	67,458	—	—	19,548
Other liabilities	29,283	26,815	26,541	39,331

Total liabilities	305,546	179,387	163,115	230,374
Minority interest in subsidiaries	19,047	22,060	583	185
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 100,000,000 shares authorized in 2006, 2005 and 2004; 0 shares issued and outstanding)	—	—	—	—
Common stock (par value $0.01 per share; 150,000,000, 25,000,000, 25,000,000 and 400,000 shares authorized at December 31, 2006 and 2005, October 2, 2005 and October 3, 2004, respectively; 17,479,972, 16,757,665, 16,761,956 and 10,000 shares issued and outstanding at December 31, 2006, December 31, 2005, October 2, 2005 and October 3, 2004, respectively)	175	168	168	—
Capital in excess of par value	132,935	108,823	60,958	38,325
Common stock held in treasury, 40,322 shares at cost	(411)	(411)	—	—
Retained earnings	23,346	73,401	66,748	62,838
Accumulated other comprehensive income, net of taxes	12,175	7,738	—	—

Total stockholders’ equity	168,220	189,719	127,874	101,163

Total liabilities and stockholders’ equity	$492,813	$391,166	$291,572	$331,722

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations

(Amounts in thousands, except share data)

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005 (Restated for Discontinued Operations)	Forty-seven Weeks Ended October 3, 2004 (Restated for Discontinued Operations)
Net sales	$720,916	$125,422	$633,466	$548,954
Cost of goods sold	660,734	117,748	559,461	498,577

Gross profit	60,182	7,674	74,005	50,377
Selling and administrative expenses	70,138	10,065	59,257	36,958
Bad debt expense	2,624	255	64	(28)
Expenses associated with certain share transactions	4,350	2,965	—	—
Stock-based compensation and related cash bonus expense	1,318	195	5,236	—
Start-up costs on international initiatives	4,595	344	1,268	—
Gain on disposal of assets	(769)	(1,276)	(2,432)	(1,302)
Settlement/curtailment gain on retiree medical plans	(321)	—	(8,153)	—
Provisions for special termination benefit	3,227	—	—	—
Provision for restructuring and impairment	11,602	(407)	6,949	—

Income (loss) from operations	(36,582)	(4,467)	11,816	14,749

Other income (expense):
Interest income	1,509	661	534	113
Interest expense	(6,937)	(947)	(5,183)	(4,341)
Write-off of deferred financing fees	(1,054)	—	—	(1,531)
Other income	10,846	(22)	901	303

	4,364	(308)	(3,748)	(5,456)

Income (loss) from continuing operations before income taxes, equity in income (losses) of unconsolidated affiliates and minority interest	(32,218)	(4,775)	8,068	9,293
Total income tax (expense) benefit	(5,913)	1,731	(2,187)	(3,718)
Equity in income (losses) of unconsolidated affiliates	(847)	(690)	2,714	166
Minority interest in (income) losses of consolidated subsidiaries	2,899	26	92	(110)

Income (loss) from continuing operations	(36,079)	(3,708)	8,687	5,631
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0, $(193), $1,016 and $(610), respectively	(13,976)	342	(1,806)	1,084
Extraordinary gain (loss), net of income taxes of $1,663 in 2005	—	—	(2,837)	56,123

Net income (loss)	$(50,055)	$(3,366)	$4,044	$62,838

Net Income (loss) per common share, basic:
Income (loss) from continuing operations	$(2.34)	$(0.30)	$0.89	$0.62
Income (loss) from discontinued operations	(0.91)	0.03	(0.18)	0.12
Extraordinary gain (loss)	—	—	(0.30)	6.16

	$(3.25)	$(0.27)	$0.41	$6.90

Net Income (loss) per common share, diluted:
Income (loss) from continuing operations	$(2.34)	$(0.30)	$0.85	$0.62
Income (loss) from discontinued operations	(0.91)	0.03	(0.17)	0.12
Extraordinary gain (loss)	—	—	(0.27)	6.16

	$(3.25)	$(0.27)	$0.41	$6.90

Weighted average number of shares outstanding, basic	15,395	12,431	9,767	9,109
Weighted average number of shares outstanding, diluted	15,395	12,431	10,581	9,109

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(Amounts in thousands, except share data)

	Members’ interests	Common stock		Preferred stock	Capital in excess of par value	Treasury stock amount	Retained earnings	Accumulated other comprehensive income	Total
		Shares	Amount
Formation of WLR Burlington Acquisition, LLC on November 10, 2003	$6,916	—	$—	$—	$—	$—	$—	$—	$6,916
Transfer of ownership interest in Nano-Tex LLC and Insuratex, Ltd.	(5,014)	—	—	—	—	—	—	—	(5,014)
Formation of WLR Cone Mills Acquisition, LLC on March 12, 2004	5,278	—	—	—	—	—	—	—	5,278
Contribution of capital upon assumption of subordinated notes by parent company	—	—	—	—	31,145	—	—	—	31,145
Conversion of members’ interests upon formation of International Textile Group, Inc. and merger of WLR Cone Mills Acquisition, LLC	(7,180)	10,000	—	—	7,180	—	—	—	—
Net income	—	—	—	—	—	—	62,838	—	62,838

Balance at October 3, 2004	—	10,000	—	—	38,325	—	62,838	—	101,163
Stock dividend	—	13,416,405	134	—	—	—	(134)	—	—
Issuances of common stock	—	1,536,459	15	—	12,891	—	—	—	12,906
Awards issued under ITGH Equity Incentive Plan	—	915,000	9	—	(9)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	3,102	—	—	—	3,102
Conversion of unsecured subordinated notes to common stock	—	884,092	10	—	6,649	—	—	—	6,659
Net income	—	—	—	—	—	—	4,044	—	4,044

Balance at October 2, 2005	—	16,761,956	168	—	60,958	—	66,748	—	127,874
Comprehensive loss for the three months ended December 31, 2005:
Net loss	—	—	—	—	—	—	(3,366)	—	(3,366)
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	(296)	(296)
Foreign currency translation adjustment	—	—	—	—	—	—	—	162	162

Net comprehensive loss	—	—	—	—	—	—	—	—	(3,500)
Amortization of unearned compensation	—	—	—	—	194	—	—	—	194
Forfeiture of restricted nonvested stock	—	(10,000)	—	—	—	—	—	—	—
Contribution of capital upon change of control	—	—	—	—	1,000	—	—	—	1,000
Merger with Safety Components International, Inc. (SCI) :
SCI shares outstanding on December 2, 2005	—	5,385,147	—	—	46,671	(411)	10,019	7,872	64,151
Conversion of ITGH shares (see Note 2)	—	(5,386,222)	—	—	—	—	—	—	—

Balance at December 31, 2005	—	16,750,881	168	—	108,823	(411)	73,401	7,738	189,719
Comprehensive loss for the twelve months ended December 31, 2006:
Net loss	—	—	—	—	—	—	(50,055)	—	(50,055)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,691	4,691
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	296	296
Unrealized loss on derivatives	—	—	—	—	—	—	—	(295)	(295)

Net comprehensive loss	—	—	—	—	—	—	—	—	(45,363)
Adjustment to initially apply FASB Statement No. 158, net of taxes	—	—	—	—	—	—	—	(255)	(255)
Exercise of stock options	—	122,000	1	—	1,254				1,255
Amortization of unearned compensation	—	—	—	—	865	—	—	—	865
Forfeiture of restricted nonvested stock	—	(4,748)	—	—	—				—
Purchase of minority interest	—	(255)	—	—	21,993	—	—	—	21,993
Stock dividend	—	612,094	6	—		—	—	—	6

Balance at December 31, 2006	$—	17,479,972	$175	—	$132,935	$(411)	$23,346	$12,175	$168,220

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC.

AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
OPERATIONS
Net income (loss)	$(50,055)	$(3,366)	$4,044	$62,838
Adjustments to reconcile net income (loss) to cash provided (used) by operations
Noncash portion of extraordinary (gain) loss	—	—	4,000	(56,123)
Settlement/curtailment gain on retiree medical plans	(321)	—	(8,153)	—
Provision for special termination benefit	3,227	—	—	—
Provision for restructuring and impairment	18,646	(407)	6,949	—
Bad debt expense	2,624	255	—	—
Depreciation and amortization of fixed assets	12,412	1,264	994	264
Amortization of intangibles and deferred financing costs	861	152	510	459
Amortization of stock-based compensation	865	194	3,102	—
Deferred income taxes	10,828	(164)	1,431	(2,890)
Equity in losses (earnings) of unconsolidated affiliates	847	690	(2,714)	(166)
Minority interest in income (losses) of consolidated subsidiaries	(2,899)	(26)	(92)	110
Gain on disposal of assets	(12,790)	(1,733)	(2,432)	(1,302)
Write-off of deferred financing fees	1,054	—	—	1,531
Noncash interest expense	1,253	—	415	1,873
Foreign currency exchange gains	(267)	(85)	(531)	(92)
Payment of interest on payment-in-kind notes	(5)	—	(386)	(3)
Change in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	27,510	28,807	35,447	(30,813)
Inventories	9,307	(3,352)	25,440	8,268
Other current assets	1,050	(3,940)	(2,058)	166
Accounts payable and accrued liabilities	(22,531)	(16,402)	(23,771)	2,316
Other liabilities	(2,010)	1,388	(9,767)	(4,009)

Net cash provided (used) by operating activities	(394)	3,275	32,428	(17,573)

INVESTING
Acquisition of businesses, net of cash acquired	(21,797)	—	(6,868)	(89,645)
Merger with Safety Components International, Inc.	—	6,207	—	—

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
Proceeds from sale of property, plant and equipment	4,483	589	2,992	2,352
Proceeds from sale of investment in joint venture	10,000	—	—	—
Capital expenditures	(77,816)	(5,404)	(14,118)	(8,696)

Net cash provided (used) in investing activities	(85,130)	1,392	(17,994)	(95,989)

FINANCING
Increase (decrease) in checks issued in excess of deposits	1,643	1,317	(1,733)	6,642
Net borrowings (repayments) under revolver loans	29,634	(2,242)	(10,957)	56,426
Proceeds from issuance of term loans	41,536	—	4,400	19,600
Repayment of term loans	(42,378)	(1,367)	(4,742)	—
Proceeds from related party loans	1,453	—	—	—
Borrowings (repayments) of short-term bank notes	2,763	(986)	1,975	—
Advance under capital lease obligation	—	—	1,016	—
Repayment of advance under capital lease obligation	—	—	(1,016)	—
Repayment of capital lease obligations	(1,263)	(120)	(356)	—
Payment of financing fees	(4,368)	(15)	(351)	(3,554)
Proceeds from issuance of common stock	—	—	8,906	—
Contribution of capital upon change of control	—	1,000	—	—
Proceeds from issuance of members’ interests	—	—	—	12,194
Tax benefit from exercise of stock options	283	—	—	—
Proceeds from exercise of stock options	972	—	—	—
Cash portion of transfer of ownership interests in Nano-Tex LLC and Insuratex, Ltd.	—	—	—	(8,775)
Repayment of assumed bank debt	—	—	—	(13,925)
Capital contributions from minority shareholders	14,211	2,449	490	—
Proceeds from issuance of unsecured subordinated notes	68,210	—	—	54,595
Redemption of payment-in-kind notes in lieu of interest	(2,000)	—	(12,920)	(5,597)

Net cash provided (used) by financing activities	110,696	36	(15,288)	117,606

Effect of exchange rate changes on cash and cash equivalents	495	204	572	66

Net change in cash and cash equivalents	25,667	4,907	(282)	4,110
Cash and cash equivalents at beginning of period	8,735	3,828	4,110	—

Cash and cash equivalents at end of period	$34,402	$8,735	$3,828	$4,110

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
Supplemental disclosure of cash flow information:
Cash payments for income taxes, net of refunds	$810	$1,928	$2,588	$6,217
Cash payments for interest	6,553	1,156	5,150	2,775
Noncash investing and financing activities:
Conversion of unsecured subordinated notes to common stock	—	—	6,659	—
Capital lease obligations incurred to acquire assets	1,433	—	1,789	—
Acquisition of equipment using trade credits	2,451	—	—	—
Sale of property, plant and equipment for note receivable	—	1,500	—	—

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

(a)	Nature of Business

Upon completion of the Merger (see Note 2), International Textile Group, Inc. (including, when the context requires, its consolidated subsidiaries, the “Company” or “ITG”) operated in seven segments as marketers and manufacturers of softgoods for apparel fabrics, automotive airbag fabrics, automotive airbag cushions, government uniforms, commission finishing, interior furnishings and development stage activities, with operations principally in North America, Europe, South Africa and China.

(b)	Principles of Consolidation

The consolidated financial statements include the financial statements of International Textile Group, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company owns 20 to 50% of the voting stock or has significant influence are accounted for using the equity method. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R).

(c)	Cash Equivalents

Cash and cash equivalents include time deposits and other short-term investments with an original maturity of three months or less. At times such amounts do exceed the F.D.I.C. limits.

(d)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, customers’ financial position, past payment history, cash flows and management capability; historical loss experience; and economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. The Company records sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability.

(e)	Inventories

Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered. Inventories are valued at the lower of cost or market. Cost of certain components of textile inventories is determined using the dollar value last-in, first-out (LIFO) method (see Note 4). All other inventories are valued principally using the first-in, first-out (FIFO) or average cost methods.

(f)	Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of the investee. This method of accounting is used for unconsolidated affiliated companies in which the Company holds 20% or more of the voting stock of the investee, but no more than 50%. Investments in less than 20% of the voting stock of an unconsolidated affiliated company are accounted for by the cost method. The Company’s equity in earnings and currency translation adjustments may be recorded on up to a one-quarter delay basis. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down when the carrying amount is not considered fully recoverable.

(g)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of minimum lease payments and amortization charges are included in depreciation expense. Depreciation and amortization of property, plant, and equipment is calculated over the estimated useful lives of the related assets principally using the straight-line method: 15 years for land improvements, 10 to 40 years for buildings and 3 to 12 years for machinery, fixtures, and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized.

(h)	Intangible Assets

Goodwill represents the excess of cost over fair value of assets of businesses acquired in the bottom-weight woven apparel fabrics segment. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method and are charged to interest expense. Total deferred financing costs deferred and included in “Intangibles and deferred charges, net” in the accompanying Consolidated Balance Sheets at December 31, 2006 and 2005 were $4.0 and $2.2 million, respectively. At December 31, 2006, December 31, 2005, October 2, 2005 and October 3, 2004, the accumulated amortization of deferred financing costs was $0.0 million, $0.7 million, $0.6 million and $0.1 million, respectively, and amortization expense is estimated to be $1.3 million in each of the 2007, 2008 and 2009 fiscal years. At December 31, 2006, “Intangibles and deferred charges, net” included certain Company patents which are amortized over estimated lives between 15 and 20 years. Accumulated amortization of patents at December 31, 2006 and 2005 was approximately $0.9 million and $0.7 million, respectively. Amortization of patents is expected to approximate $0.2 million per year for each of the five succeeding years. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. When the estimated fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, and is charged to operations in the period in which impairment is determined. Management is currently not aware of any events that would indicate potential impairment of its intangible assets. Amortization expense for the 2006, 2005 and 2004 fiscal years was $0.9 million, $0.5 million and $0.5 million, respectively, and $0.2 million for the three months ended December 31, 2005.

(i)	Assets Held for Sale and Discontinued Operations

At December 31, 2006, the Company had productive assets held for sale (property, plant and equipment related to discontinued operations) at an estimated fair value, net of disposal costs, of approximately $2.1 million (see Note 21). The Company allocates interest to discontinued operations based on debt that is required to be repaid as a result of the disposal transactions. Amounts allocated to and included in discontinued operations for the 2006, 2005 and 2004 fiscal years were $1.1 million, $0.9 million and $0.8 million, respectively, and $0.3 million for the three months ended December 31, 2005.

(j)	Impairment of Long-lived Assets

When circumstances indicate, the Company evaluates the recoverability of its long-lived assets by comparing the estimated future undiscounted cash flows with the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to systematic amortization, but rather is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred. Impairment testing compares the carrying amount of the goodwill with its fair value. Fair value is estimated based on discounted cash flows. When the carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. The Company has chosen the last day of the third quarter of its fiscal year as the date to perform its annual goodwill impairment test. The Company reviews the estimated useful lives of intangible assets at the end of each reporting period. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount will be amortized over the revised estimated useful life.

(k)	Pensions and Postretirement Benefits

The valuation of pension and other postretirement benefit plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets, and liabilities. These assumptions include discount rates, investment returns, projected benefits and mortality rates. The actuarial assumptions used are reviewed annually and compared with external benchmarks to assure that they fairly account for future obligations.

As of December 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employer’s Accounting for Pensions or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The requirements of SFAS No. 158 are applied prospectively upon adoption. The table below shows the incremental effect of applying SFAS No. 158 on individual lines in the December 31, 2006 consolidated balance sheet (in thousands):

	Before Application of SFA S No. 158	Adjustments	After Application of SFAS No. 158
Liability for pension benefits	$29,237	$—	$29,237
Liability for postretirement benefits	2,438	255	2,693

Total liabilities	31,675	255	31,930
Accumulated other comprehensive income	12,430	(255)	12,175
Total stockholders’ equity	168,475	(255)	168,220

The adoption of SFAS No. 158 had no material effect on the Company’s results of operations or cash flows.

(l)	Insurance

Insurance liabilities are recorded based upon the claim reserves considering historical claims experience, demographic factors, severity factors, expected trend rates and other actuarial assumptions. To mitigate a portion of its insurance risks, the Company maintains insurance for individual claims exceeding certain dollar limits. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The reserves associated with the exposure to these liabilities, as well as the methods used in such evaluations, are reviewed by management for adequacy at the end of each reporting period and any adjustments are reflected in earnings.

(m)	Revenue Recognition

Sales are recorded upon shipment or, in certain circumstances, upon the designation of specific goods for later shipment at a customer’s request with the related risk of ownership passing to such customer (“bill and hold” sales). The Company discourages the use of bill and hold sales in all situations except for sales of off-quality goods, commission finishing and certain sales contracts with the U.S. government. Under the Company’s written bill and hold policy, a standardized bill and hold agreement (a “BHA”) must be used for all such transactions. The BHA provides that the risks of ownership must have passed to the buyer and that the buyer has the expected risk of loss in the event of a decline in the market value of goods, the ordered goods must have been segregated from the Company’s other available for sale inventory and not be subject to being used to fill other orders, the product must be complete and ready for shipment as stated in the BHA, and the date by which the Company expects payment and whether the Company has modified its normal billing and credit terms for this buyer. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statement of income. The Company has considered the revenue recognition provisions of FASB Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

(n)	Start-up Costs on International Initiatives

As the Company continues to implement its global expansion strategy, certain costs related to its activities are expensed as incurred and reported separately in operations as Start-up Costs on International Initiatives in the consolidated statements of income. Such costs primarily include travel costs, legal and consulting fees, and expenses incurred during the start-up phase of new operations that cannot be capitalized under United States generally accepted accounting principles.

(o)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

(p)	Derivative Instruments

The Company accounts for derivative instruments in accordance FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under these statements, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in the fair values or cash flows of the hedged items. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, with the ineffective portion, if any, being recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

(q)	Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of FASB Statement No. 143, Accounting for Asset Retirement Obligations, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Any recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. The Company accrues for losses associated with environmental remediation obligations not within the scope of FASB Statement No. 143 when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environment remediation obligations are not discounted to their present value.

(r)	Stock Based Compensation

The Company’s Equity Incentive Plan is described more fully in Note 17. Prior to fiscal 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, in accounting for stock options granted under its stock option plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of income prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, SCI (as defined below) adopted FASB Statement No. 123(R), Share-Based Payment (“Statement 123(R)”). This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) and supersedes APB No. 25. Statement 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires companies to recognize compensation cost on a prospective basis. Therefore, prior years’ financial statements have not been restated. For stock-based awards granted in the future, if any, the Company will recognize compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. SCI had no unvested awards as of January 1, 2006 and SCI did not grant, modify, repurchase or cancel any awards subsequent to SCI’s adoption of Statement 123(R) on January 1, 2006. Therefore, the adoption of Statement 123(R) had no effect on SCI’s financial position or results of operations for the fiscal year ended December 31, 2006. ITGH (as defined below) adopted Statement 123(R) upon the completion of the Merger (as defined below) with SCI on October 20, 2006. The $3.2 million fair value of vested stock options issued in connection with the Merger was included in the purchase price of SCI common stock exchanged for the minority interest of ITGH. (see Note 2) Unvested stock options issued in connection with the Merger are amortized over the remaining vesting periods as compensation expense based on the grant date fair value. These fair value estimates utilized the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 4.74% to 4.77%, dividend yield of 0%, expected volatility of 43% to 47%, and expected lives of the options of 4.7 to 6.0 years.

In a change from previous standards, Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Therefore, excess tax benefits related to stock option exercises in 2005 are reflected in operating activities. Share-based compensation cost that has been included in income from continuing operations amounted to $1.3 million for the year ended December 31, 2006, including related cash bonus expense of $0.5 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.3 million for the year ended December 31, 2006.

The following table illustrates the effect on net income (loss) for the fiscal year ended October 2, 2005 and the three months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock plans prior to adoption of Statement 123(R) on January 1, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ service periods with forfeitures recognized as they occurred, based on the following weighted-average assumptions: a risk-free interest rate of 4.15%; a dividend yield of 0%; and a weighted-average expected life of the options of 7 years.

	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Net income (loss), as reported	$(3,366)	$4,044
Add: Total stock-based employee compensation expense included in net income, net of tax	128	2,047
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(167)	(2,487)

Pro forma net income (loss )	$(3,405)	$3,604

Per common share, basic and diluted:
Net income (loss ), as reported	$(0.27)	$0.41
Pro forma net income (loss )	$(0.27)	$0.37

(s)	Foreign Currency Translation

Financial statements of certain of the Company’s foreign operations are prepared using the local currency as the functional currency. Translation of these foreign operations to United States dollars occurs using the current exchange rate on the date of the balance sheet for balance sheet accounts and a weighted average exchange rate over the applicable accounting period for results of foreign operations. Translation gains or losses are recognized in “accumulated other comprehensive income” as a component of stockholders’ equity in the accompanying Consolidated Balance Sheets. The Company has determined that the United States dollar is the appropriate functional currency for certain of its subsidiaries. Accordingly, the translation effects of these financial statements are included in the results of operations in “other (income) expense, net.”

(t)	Fair Value of Financial Instruments

The consolidated financial statements include financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of the Company’s long-term debt at December 31, 2006, December 31, 2005, October 2, 2005 and October 3, 2004 approximated fair market value based on prevailing market rates. The Company’s other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

(u)	Segment Information

The Company reports its financial results in seven reportable segments: automotive airbag fabrics, automotive airbag cushions, bottom-weight woven apparel fabrics, government uniform fabrics, commission finishing, interior furnishings and development stage activities. The reporting of the Company’s operations in seven segments is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”).

(v)	Use of Estimates

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

(w)	Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. Costs associated with research and development for the 2006, 2005 and 2004 fiscal years were $7.3 million, $5.1 million and $4.6 million, respectively, and were $1.5 million for the three months ended December 31, 2005.

(x)	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were approximately $1.4 million, $1.3 million and $0.8 million during the 2006, 2005 and 2004 fiscal years, respectively, and $0.3 million during the three months ended December 31, 2005, and were recorded as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

(y)	Fiscal Year and Change in Year End

The Company uses a calendar fiscal year from January 1 to December 31. Prior to completion of the Merger, the Company used a 52 – 53 week fiscal year that ended on the Sunday nearest September 30 (see Note 2).

(z)	Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely that not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company’s first quarter of 2007. The Company is currently in the process of evaluating the impact of FIN 48 on the Company’s results of operations, financial position and related disclosures. Based on the Company’s assessment to date, FIN 48 would have no cumulative material effect due to the existence of U.S. net operating loss carryforwards.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. It does not require any new fair value measures and is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Years Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements of the first fiscal year ending after November 15, 2006. SAB 108 had no effect on the Company.

Note 2 Business and Basis of Presentation

On October 20, 2006, ITG Holdings, Inc. (“ITGH”) and Safety Components International, Inc. (“SCI”) completed the merger (the “Merger”) of ITGH with and into a wholly owned subsidiary of SCI (see “2006 Merger of ITGH and SCI” below). Upon the effective time of the Merger, ITGH became a wholly owned subsidiary of SCI and SCI changed its name to International Textile Group, Inc. (the “Company”). Subsequent to the Merger, ITGH was merged into the Company.

Formation of ITG Holdings, Inc.

On November 10, 2003, W.L. Ross & Co. LLC (“WLR”) completed the acquisition of substantially all the assets of Burlington Industries, Inc. out of chapter 11 bankruptcy proceedings. WLR created a separate legal entity to consummate the acquisition, WLR Burlington Acquisition LLC (later renamed ITG Holdings, Inc.), which was wholly owned by three investment funds managed by WLR (WLR Recovery Fund II, L.P. (“WLR II”), Absolute Recovery Hedge Fund, Ltd., and Absolute Recovery Hedge Fund L.P., collectively, the “WLR Funds”). The WLR Funds are affiliates of Mr. Wilbur L. Ross, Jr., the chairman of the board of the Company, and WLR. The WLR Funds contributed $6.9 million in capital and $36.1 million in unsecured subordinated notes to WLR Burlington Acquisition LLC, which then contributed such funds to its wholly owned subsidiary, Burlington Industries LLC. Using these funds, together with $30.0 million of bank financing, Burlington Industries LLC purchased the assets acquired in the purchase transaction. In addition, Burlington Industries LLC assumed certain liabilities in the amount of $95.9 million of Burlington Industries, Inc. as part of the purchase agreement, and incurred acquisition costs of $4.6 million. The purchase price plus assumed liabilities and acquisition costs resulted in a total purchase price of $173.5 million allocated to assets valued at $221.5 million, generating unallocated negative goodwill of $48.0 million recorded by Burlington Industries LLC as an extraordinary gain on November 10, 2003.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed by Burlington Industries LLC at the date of acquisition (in millions):

Current assets (including $21.4 million of cash)	$188.5
Property and equipment (minority interest)	0.3
Intangible assets (minority interest)	1.1
Deferred income taxes on assets acquired	31.6

Total assets acquired	221.5

Current liabilities	60.8
Other long-term liabilities	35.1

Total liabilities assumed	95.9

Net assets acquired	$125.6

The assets above included an ownership interest of approximately 51% in Nano-Tex LLC (a California advanced molecular technology limited liability company) and a 100% ownership interest in Insuratex, Ltd. (a Bermuda captive insurance company). On November 10, 2003, the Nano-Tex LLC ownership interest was transferred from Burlington Industries LLC to WLR Burlington Acquisition LLC and the Insuratex, Ltd. ownership interest was transferred from Burlington Industries LLC to WLR II. Such transfers were made at the carrying amounts of the assets and liabilities of these entities under common control and were recorded as a return of capital.

On March 12, 2004, WLR completed the acquisition of substantially all of the assets of Cone Mills Corporation out of chapter 11 bankruptcy proceedings. WLR created a separate legal entity, WLR Cone Mills Acquisition LLC, which was wholly owned by WLR II, to consummate the acquisition. WLR II contributed $5.3 million in capital and $18.5 million in unsecured subordinated notes to WLR Cone Mills Acquisition LLC, which then contributed such funds to its wholly owned subsidiary, Cone Mills LLC. Using these funds, together with $18.8 million of bank financing, Cone Mills LLC purchased the assets acquired in the purchase transaction. In addition, Cone Mills LLC assumed certain liabilities in the amount of $55.7 million (includes approximately $13.9 million of assumed bank debt) from Cone Mills Corporation as part of the purchase agreement, and incurred acquisition costs of $2.5 million. The purchase price plus assumed liabilities and acquisition costs resulted in a total purchase price of $100.8 allocated to assets valued at $108.9 million, generating unallocated negative goodwill of $8.1 million recorded by Cone Mills LLC as an extraordinary gain on March 12, 2004.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed by Cone Mills LLC at the date of acquisition (in millions).

Current assets (including $4.3 million of cash)	$106.8
Deferred income taxes on assets acquired	2.1

Total assets acquired	108.9

Current liabilities	50.0
Other long-term liabilities	5.7

Total liabilities assumed	55.7

Net assets acquired	$53.2

Effective August 2, 2004, WLR Cone Mills Acquisition LLC was merged with and into WLR Burlington Acquisition LLC. Immediately following the merger, WLR Burlington Acquisition LLC converted into a Delaware corporation under the name International Textile Group, Inc., which was subsequently renamed ITG Holdings, Inc. (“ITGH”) upon completion of the Merger. According to the “Plan of Integration of WLR Burlington Acquisition LLC and WLR Cone Mills Acquisition LLC to Form International Textile Group, Inc.” (the “Plan of Integration”) all previously existing membership interests in WLR Cone Mills Acquisition LLC and WLR Burlington Acquisition LLC were converted immediately following the merger such that the WLR Funds owned 100% of the common stock in ITGH. In connection with this merger transaction, WLR also created International Textile Holdings, Inc. (“ITH”). In connection with the Plan of Integration, each WLR investment fund transferred its capital stock of ITGH to ITH, after which ITH became the sole stockholder of ITGH, and the majority interest in Nano-Tex LLC was transferred from ITGH to ITH at this date. Also on August 2, 2004, ITGH utilized borrowings from a new bank credit agreement to pay-off the bank loans of Burlington Industries LLC and Cone Mills LLC, and a portion of the unsecured subordinated notes described above were converted to Company common stock with the remaining balances paid-off by the issuance of new convertible subordinated notes.

The results of operations of WLR Burlington Acquisition LLC have been included in the consolidated financial statements since its formation on November 10, 2003. The results of operations of WLR Cone Mills Acquisition LLC have been included in the consolidated financial statements from March 12, 2004 until August 2, 2004, the date of the merger into WLR Burlington Acquisition LLC.

In March 2005, the Company agreed to settle a lawsuit with the Pension Benefit Guaranty Corporation, or PBGC, by issuing common stock of the Company valued at $4.0 million, plus $0.5 million of cash. The cost of this settlement was treated as a purchase price adjustment and was recorded as an extraordinary loss, net of tax in the 2005 fiscal year consolidated statement of income in accordance with United States generally accepted accounting principles.

2005 Acquisitions

In January 2005, the Company purchased certain assets of Cleyn & Tinker, the leading Canadian worsted wool manufacturer, including inventories, accounts receivables, and intellectual properties (including the Cleyn & Tinker tradename), for $10.2 million. The assets acquired failed to meet the definition of a business under FASB Statement No. 141, Business Combinations, which would have required recording the assets at fair values. Purchased assets were recorded at the purchase price as set out in the acquisition agreement.

In August 2005, the Company purchased certain assets from HLC Industries, Inc. representing its H. Landau division (a worldwide supplier of specification and commercial military uniform fabrics) for $6.9 million in cash.

The operating results of the H. Landau division from that date were included in the Company’s Carlisle Finishing business, which operates as a commission printing and finishing supplier for apparel and interior furnishings products. The purchase was treated as the purchase of a business under FASB Statement No. 141, and assets acquired included inventory valued at $3.9 million, intangible assets valued at $0.3 million, and goodwill valued at $2.7 million.

2005 SCI Stock Purchase by Affiliates of WLR

On September 23, 2005, Zapata Corporation (“Zapata”), the owner of 77.3% of SCI’s outstanding common stock, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with WLR Recovery Fund III, L.P. (“WLR III”) to sell to WLR III all of its shares of the SCI’s common stock. On September 26, 2005, Zapata, WLR III and WLR II (collectively referred to as the “WLR Recovery Funds”) entered into Amendment No. 1 and Joinder Agreement (“Amendment No. 1”), which joined WLR II as a party to the Stock Purchase Agreement. Amendment No. 1 provided that WLR II and WLR III would purchase 241,419 and 3,920,975 shares of the SCI’s common stock, respectively. The purchase price of $12.30 per share, or $51.2 million in the aggregate, was paid in immediately available funds at the closing of the transaction on December 2, 2005. SCI was an independent supplier of high quality automotive airbag fabric and airbag cushions for automotive airbag modules, with operations in North America, Europe, South Africa and China.

As provided in the Stock Purchase Agreement and after the closing of the transaction, SCI’s board of directors elected three WLR Recovery Funds nominees to SCI’s board of directors and Zapata then caused its own representatives to resign as directors of SCI. Upon closing of the stock purchase transaction, and in lieu of any special change of control bonus that was or might have been payable pursuant to employment agreements between SCI and certain of its officers, SCI paid bonuses in the aggregate amount of $1.4 million. In addition, in connection with the closing of the stock purchase transaction, Zapata made a capital contribution to SCI in the aggregate amount of $1.0 million for the purpose of enabling SCI to pay bonuses to SCI’s executive officers and other key employees for their efforts in connection with the attempts to sell SCI and to provide management with an appropriate incentive to remain with SCI during the pendency of the stock purchase transaction. In addition, SCI recognized expenses of approximately $0.6 million related to this stock purchase transaction. All of the bonus amounts and transaction expenses have been included in SCI’s income statement in expenses associated with certain share transactions.

Parras Cone Acquisition

On June 30, 2006, ITGH completed the acquisition of the remaining 50% equity interest of the Parras Cone joint venture not already owned by ITGH from Compania Industrial de Parras S.A. de C.V. for a purchase price of approximately $27.0 million and the pro rata assumption of debt. This acquisition increased current assets in the amount of $34.8 million (including $5.5 million of cash), property, plant and equipment in the amount of $17.0 million, current liabilities in the amount of $15.8 million and long-term liabilities in the amount of $8.8 million. The acquisition has been accounted for under FASB Statement No. 141, Business Combinations. The results of operations of Parras Cone have been included in the consolidated financial statements of the Company since June 30, 2006.

2006 Merger of ITGH and SCI

On October 20, 2006, as part of a negotiated transaction, ITGH and SCI completed the Merger of ITGH with and into a wholly owned subsidiary of SCI. Upon the effective time of the Merger, ITGH became a wholly owned subsidiary of SCI and SCI changed its name to International Textile Group, Inc. Subsequent to the Merger, ITGH was merged into International Textile Group, Inc. As a part of the Merger, shares of ITGH common stock were exchanged for shares of common stock of the SCI at a ratio of 1.4739 shares of ITGH common stock for one share of SCI common stock, resulting in the issuance of 11,363,783 additional shares of the Company’s common stock.

In connection with the completion of the Merger, the Company adopted the ITGH Equity Incentive Plan (the “Incentive Plan”) and the ITGH Stock Option Plan for Non-Employee Directors (the “Non-Employee Director Plan”) and provided that outstanding options thereunder were exercisable for shares of the Company’s common stock on the terms and conditions as were applicable to each award prior to the Merger, after applying the exchange ratio and related adjustments set forth in the merger agreement (the “Merger Agreement”). As a result, as of October 20, 2006, there were options to purchase 597,081 shares of the Company’s common stock outstanding under the

Incentive Plan, and options to purchase 33,587 shares of the Company’s common stock outstanding under the Non-Employee Director Plan. No future option grants are permitted to be made under either of these plans. In addition, of the 11,363,783 shares of common stock issued to the former ITGH stockholders, 612,220 shares are in the form of restricted stock that was issued in exchange for shares of ITGH restricted stock held by officers and employees and are subject to vesting criteria consistent with the terms of the equity awards originally made by ITGH.

Also in connection with the completion of the Merger, and pursuant to the terms of the agreement governing the Merger, the board of directors of SCI declared a common stock dividend of one-ninth (1/9th) of one share of common stock for each share of common stock outstanding immediately prior to the effective time of the Merger, which was payable to the holders of record of SCI’s common stock as of the close of business on October 20, 2006. The 612,094 shares of the SCI’s common stock issued pursuant to such common stock dividend are referred to as the “Dividend Shares.” In accordance with the terms and conditions of the Merger Agreement, the Dividend Shares are being held in escrow for a period of up to 18 months therefrom to satisfy potential claims for indemnification that may be made on behalf of the Company. Ten percent (10%) of the total number of shares of SCI common stock issued to ITGH stockholders in the Merger have been registered in the name of an escrow agent and placed in escrow to satisfy potential claims for indemnification on behalf of SCI under the Merger Agreement. As a result, those shares were not distributed to ITGH stockholders at the time of the Merger. During the time these shares are held in escrow, stockholders do not have the right to vote or transfer these shares.

Basis of Presentation

SCI has been subject to the informational and reporting requirements of the Securities Exchange Act of 1934 and has filed reports including financial and other information with the Securities and Exchange Commission (“SEC”) since 1996. Prior to the Merger, SCI’s common stock was traded on the Over-the-Counter Bulletin Board under the symbol “SAFY.” At all times prior to the Merger, ITGH was a privately-owned company that was not subject to the informational or reporting requirements of the Exchange Act of 1934. The Company’s common stock continues to be traded on the Over-the-Counter Bulletin Board, now trading under the symbol “ITXN.” Prior to the completion of the Merger, SCI reported its results on a calendar fiscal year basis. ITGH maintained a 52-53 week fiscal year that ended on the Sunday nearest September 30 of each year.

Immediately prior to the completion of the Merger, affiliates of WLR owned approximately 75.6% of SCI’s outstanding stock, and approximately 85.4% of ITGH’s outstanding stock. Immediately after the Merger, affiliates of WLR owned approximately 82% of the outstanding stock of the Company and the former stockholders of ITGH held approximately 65% of the common stock of the Company (approximately 56% owned by affiliates of WLR and 9% by other parties). The minority stockholders of SCI owned an approximately 9% interest in the combined Company immediately after the Merger.

FASB Statement No. 141, Business Combinations, states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. FASB Statement No. 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. In accordance with Emerging Issues Task Force 02-5, Definition of ‘Common Control’ in Relation to FASB Statement No. 141, Business Combinations, WLR obtained control of ITGH in March 2004 and, as a result of the acquisition of control of SCI by WLR on December 2, 2005, common control of both companies existed commencing December 2, 2005 through and including the date of the Merger. Guidance issued by the SEC states that, in the context of a merger of two companies under common control, the predecessor company for financial statement presentation purposes in the transaction will generally be the entity first acquired or controlled by the parent of the entities that are to be combined. Due to the fact SCI and ITGH were under common control at the time of the Merger, the transfer of assets and liabilities of ITGH were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the Merger is viewed as a change in reporting entity and, as a result, requires restatement of the entity’s financial statements for all periods prior to the year ended December 31, 2006, pursuant to FASB Statement No. 141 and SFAS No. 154. The new reporting entity reflects in its financial statements the results of each entity only during the relevant periods in which those entities were controlled by WLR. As a result, the financial statement presentation herein reflects ITGH as being the historical accounting entity, as WLR controlled ITGH prior to acquiring a controlling interest in SCI.

FASB Statement No. 141 specifies that the financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, the receiving entity should present the statement of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. The Merger occurred on October 20, 2006 and, under these guidelines, the Company has reflected SCI’s results of operations in its statements of operations and cash flows for the fiscal year ended December 31, 2006 as if the Merger had occurred on January 1, 2006. Generally, financial statements and financial information presented for prior years should also be restated to furnish comparative information. In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods prior to the combination generally are restated on a combined basis to furnish comparative information. However, the SEC staff has indicated that, in “as-if pooling-of-interests” accounting, the financial statements of the previously separate entities should not be combined for periods prior to the date that common control was established. Accordingly, the consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations, stockholders’ equity and cash flows for the Company’s three month transition period ended December 31, 2005 are restated to include SCI’s financial position information as of December 31, 2005 and its results of operations from the period from December 3, 2005 to December 31, 2005. Furthermore, the consolidated statements of operations, stockholders’ equity and cash flows for ITGH’s fiscal years ended October 2, 2005 and October 3, 2004 are not restated and therefore reflect only ITGH’s results of operations. The Company has reported herein transition period results of operations and cash flows for the three month period ended December 31, 2005 to reconcile the different fiscal year-ends of SCI and ITGH.

The Company accounted for the acquisition of the minority interest of ITGH using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations, and FASB Technical Bulletin (“FTB”) No. 85-5, Issues Relating to Accounting for Business Combinations. Under these rules, the original minority interest effectively is purchased, and a new minority interest in a different subsidiary is created. Thus, for the portion of the Merger consideration that involved the exchange of SCI common stock for the minority interest of ITGH, the Company applied the purchase method of accounting, thereby recording a step up in basis of fixed assets in the amount of $7.1 million that was allocated to worldwide fixed assets based on their relative fair values. This amount included $3.9 million as the difference between the fair value of the minority interest’s 1,285,127 common shares of $18.8 million and the minority interest’s percentage of total stockholders’ equity at the acquisition date of $14.9 million, plus $3.2 million representing the fair value of vested stock options issued in connection with the Merger.

Pro Forma Financial Information

The following unaudited pro forma condensed combined financial information is designed to show how the 2006 Merger and the acquisition by the Company in 2006 of the 50% of Parras Cone not then-owned by the Company might have affected ITGH’s historical results of continuing operations (before extraordinary items) if the 2006 Merger and the acquisition of Parras Cone had occurred at an earlier time. The unaudited pro forma condensed combined statements of continuing operations (before extraordinary items) give effect to the 2006 Merger and the acquisition of Parras Cone as if they occurred on the first day of each period presented. The unaudited pro forma condensed combined financial information has been prepared by the management of the Company for illustrative purposes only and is not necessarily indicative of the condensed combined results of operations in future periods or the results that actually would have been realized had the 2006 Merger and the acquisition of Parras Cone been completed at the beginning of the specified periods or at any other time.

UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS OF

ITG AND PARRAS CONE

For the Year Ended December 31, 2006

(amounts in thousands, except per share data)

	ITG Year Ended December 31, 2006	Parras Cone Acquisition	Pro Forma Adjustments Relating to Parras Cone Acquisition		Pro Forma
Net sales	$720,916	$29,667	$—		$750,583
Cost of goods sold	660,734	28,063	(4,284	)(1)	684,513

Gross profit	60,182	1,604	4,284		66,070
Selling and administrative expenses	72,441	2,744	(550	)(1)	74,635
Stock-based compensation and related cash bonus expense	1,318	—	—		1,318
Start-up costs on international initiatives	4,595	—	—		4,595
(Gain) loss on disposal of property, plant and equipment	(769)	—	—		(769)
Expenses associated with certain share transactions	4,350	—	—		4,350
Provision for special termination benefit	3,227	—	—		3,227
Provision for restructuring and impairment	11,602	—	—		11,602

Income (loss) from operations	(36,582)	(1,140)	4,834		(32,888)
Other income (expense):
Interest income	1,509	90	—		1,599
Interest expense	(6,937)	(543)	(956	)(2)	(8,436)
Write-off of deferred financing fees	(1,054)	—	—		(1,054)
Other income (expense) from	10,846	(884)	—		9,962

Income (loss) from continuing operations before income taxes	(32,218)	(2,477)	3,878		(30,817)
Income tax (expense) benefit	(5,913)	(5,674)	161	(3)	(11,426)
Equity in earnings (losses) of unconsolidated affiliates	(847)	—	1,076	(4)	229
Minority interest net income	2,899	—	—		2,899

Net income (loss) from continuing operations	$(36,079)	$(8,151)	$5,115		$(39,115)

Net loss from continuing operations per common share, basic	—	—	—		$(2.54)
Net loss from continuing operations per common share, diluted	—	—	—		$(2.54)
Weighted average number of common shares outstanding, basic	—	—	—		15,395 (5)
Weighted average number of common shares outstanding, diluted	—	—	—		15,395 (5)

UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS OF

ITGH, SCI AND PARRAS CONE

For the Quarter Ended December 31, 2005

(amounts in thousands, except per share data)

	ITGH Quarter Ended December 31, 2005	SCI Quarter Ended December 31, 2005	Combined ITGH and SCI	Parras Cone Acquisition	Pro Forma Adjustments Relating to Parras Cone Acquisition		Pro Forma
Net sales	$112,903	$51,932	$164,835	$6,550	$—		$171,385
Cost of goods sold	104,935	48,062	152,997	7,371	(1,986	)(1)	158,382

Gross profit	7,968	3,870	11,838	(821)	1,986		13,003
Selling and administrative expenses	8,717	3,424	12,141	1,467	(275	)(1)	13,333
Bad debt expense	221	157	378	—	—		378
Stock-based compensation and related cash bonus expense	195	—	195	—	—		195
Start-up costs on international initiatives	344	—	344	—	—		344
(Gain) loss on disposal of property, plant and equipment	(1,303)	27	(1,276)	—	—		(1,276)
Expenses associated with certain share transactions	—	2,965	2,965	—	—		2,965
Provision for restructuring and impairment	(407)	—	(407)	—	—		(407)

Income (loss) from operations	201	(2,703)	(2,502)	(2,288)	2,261		(2,529)
Other income (expense):
Interest income	651	25	676	85	—		761
Interest expense	(865)	(192)	(1,057)	(20)	(477	)(2)	(1,554)
Other income (expense)	—	(283)	(283)	487	—		204

Loss from continuing operations before income taxes	(13)	(3,153)	(3,166)	(1,736)	1,784		(3,118)
Income tax (expense) benefit	257	841	1,098	—	80	(3)	1,178
Equity in earnings (losses) of unconsolidated affiliates	(687)	—	(687)	—	868	(4)	181
Minority interest net income	(49)	225	176	—	—		176

Net loss from continuing operations	$(492)	$(2,087)	$(2,579)	$(1,736)	$2,732		$(1,583)

Net loss from continuing operations per common share, basic	—	—	—	—	—		$(0.10)
Net loss from continuing operations per common share, diluted	—	—	—	—	—		$(0.10)
Weighted average number of common shares outstanding, basic	—	—	—	—	—		15,310 (5)
Weighted average number of common shares outstanding, diluted	—	—	—	—	—		15,310 (5)

UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS OF

ITGH, SCI AND PARRAS CONE

For the Year Ended December 31, 2005

(amounts in thousands, except per share data)

	ITGH Year Ended December 31, 2005	SCI Year Ended December 31, 2005	Combined ITGH and SCI	Parras Cone Acquisition	Pro Forma Adjustments Relating to Parras Cone Acquisition			Pro Forma
Net sales	$607,160	$220,114	$827,274	$53,546	$			$880,820
Cost of goods sold	535,890	196,693	732,583	50,030		(8,511	)(1)	774,102

Gross profit	71,270	23,421	94,691	3,516		8,511		106,718
Selling and administrative expenses	55,122	16,004	71,126	4,110		(1,025	)(1)	74,211
Stock-based compensation and related cash bonus expense	5,431	—	5,431	—				5,431
Start-up costs on international initiatives	1,612	—	1,612	—				1,612
(Gain) loss on disposal of property, plant and equipment	(3,508)	141	(3,367)	—				(3,367)
Expenses associated with certain share transactions	—	2,965	2,965	—				2,965
Provision for restructuring and impairment	6,542	—	6,542	—				6,542

Income (loss) from operations	6,071	4,311	10,382	(594)		9,536		19,324
Other income (expense):
Interest income	1,131	68	1,199	456				1,655
Interest expense	(4,860)	(682)	(5,542)	(242)		(1,916	)(2)	(7,700)
Other income (expense) from	901	(606)	295	1,164				1,459

Income from continuing operations before income taxes	3,243	3,091	6,334	784		7,620		14,738
Income tax (expense) benefit	(306)	(907)	(1,213)	827		323	(3)	(63)
Equity in earnings (losses) of unconsolidated affiliates	1,408	754	2,162	—		(1,944	)(4)	218
Minority interest net income	43	605	648	—		—		648

Net income from continuing operations	$4,388	$3,543	$7,931	$1,611		$5,999		$15,541

Net income from continuing operations per common share, basic	—	—	—	—		—		$1.07
Net income from continuing operations per common share, diluted	—	—	—	—		—		$1.04
Weighted average number of common shares outstanding, basic	—	—	—	—		—		14,486 (5)
Weighted average number of common shares outstanding, diluted	—	—	—	—		—		15,137 (5)

UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS OF

ITGH, SCI AND PARRAS CONE

For the Year Ended December 31, 2004

(amounts in thousands, except per share data)

	ITGH Year Ended December 31, 2004	SCI Year Ended December 31, 2004	Combined ITGH and SCI	Parras Cone Acquisition	Pro Forma Adjustments Relating to Parras Cone Acquisition		Pro Forma
Net sales	$644,030	$247,883	$891,913	$66,684	$—		$958,597
Cost of goods sold	584,276	212,167	796,443	63,777	(7,191	)(1)	853,029
Gross profit	59,754	35,716	95,470	2,907	7,191		105,568
Selling and administrative expenses	46,924	19,974	66,898	4,227	(1,000	)(1)	70,125
(Gain) loss on disposal of property, plant and equipment	(1,529)	283	(1,246)	—	—		(1,246)
Settlement/curtailment gain on retiree medical plans	(8,153)	—	(8,153)	—	—		(8,153)

Income (loss) from operations	22,512	15,459	37,971	(1,320)	8,191		44,842
Other income (expense):
Interest income	161	63	224	157	—		381
Interest expense	(5,123)	(946)	(6,069)	(108)	(1,916	)(2)	(8,093)
Write-off of deferred financing fees	(1,531)	—	(1,531)	—	—		(1,531)
Other income (expense)	303	1,404	1,707	2,725	—		4,432

Income from continuing operations before income taxes	16,322	15,980	32,302	1,454	6,275		40,031
Income tax (expense) benefit	(5,457)	(5,771)	(11,228)	956	323	(3)	(9,949)
Equity in earnings (losses) of unconsolidated affiliates	860	—	860	—	—	(4)	860
Minority interest net income	(110)	39	(71)	—	—		(71)

Net income from continuing operations	$11,615	$10,248	$21,863	$2,410	$6,598		$30,871

Net income from continuing operations per common share, basic	—	—	—	—	—		$2.34
Net income from continuing operations per common share, diluted	—	—	—	—	—		$2.29
Weighted average number of common shares outstanding, basic	—	—	—	—	—		13,179 (5)
Weighted average number of common shares outstanding, diluted	—	—	—	—	—		14,047 (5)

(1)	To eliminate management and marketing fees paid to the former 50% owner of Parras Cone, and reduced depreciation expense on fixed assets written-down in accordance with FASB Statement No. 141 upon acquisition of the remaining 50% ownership interest of Parras Cone on June 30, 2006.

(2)	Represents pro forma interest expense to finance the acquisition of the remaining 50% interest in Parras Cone not already owned by ITG.

(3)	To record income tax effects of pro forma income (loss).

(4)	To eliminate equity in earnings (loss) of Parras Cone.

(5)	Basic and diluted weighted average shares outstanding have been adjusted to reflect the Merger as if ITGH and SCI were combined on December 3, 2005, the earliest date of common control by WLR.

Note 3 Sundry Accounts Payable and Accrued Expenses (in thousands)

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Health insurance reserves	$3,594	$4,324	$3,375	$5,403
Income taxes payable	1,231	4,908	1,534	5,075
Current portion of pension obligation	5,865	—	—	—
Restructuring related reserves for severance and benefits	9,542	2,630	3,800	—
Checks issued in excess of deposits	2,960	1,317	3,254	6,642
All other	17,859	17,116	11,767	12,129

	$41,051	$30,295	$23,730	$29,249

Note 4 Inventories

Inventories are summarized as follows (in thousands):

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Inventories at FIFO:
Raw materials	$22,805	$18,866	$9,372	$14,488
Stock in process	37,981	36,966	31,159	38,452
Produced goods	76,440	72,435	61,317	63,778
Dyes, chemicals, and supplies	13,323	11,348	11,611	11,149

	150,549	139,615	113,459	127,867
Excess of FIFO over LIFO	(10,809)	(5,465)	(6,271)	—
Excess of LIFO over FIFO	—	—	—	933

Total	$139,740	$134,150	$107,188	$128,800

Inventories valued using the LIFO method comprised approximately 83% of consolidated inventories at December 31, 2006, 94% at December 31, 2005, and 93% at October 2, 2005 and October 3, 2004.

Note 5 Investments in Unconsolidated Affiliates

Burlington Industries LLC and Parkdale America each owned 50% of Summit Yarn LLC and Summit Yarn Holdings (together, “Summit Yarn,” a joint venture formed to build and operate a cotton open-end and ring spun yarn manufacturing facility in Mexico). Burlington Industries LLC and Mafatlal Industries Limited each owned 50% of Mafatlal Burlington Industries Limited, a joint venture formed to build and operate a vertically integrated denim manufacturing facility in India. On August 2, 2004, as part of the Plan of Integration (see Note 2), Burlington Industries LLC transferred all of its equity interests or other rights in Summit Yarn and Mafatlal Burlington Industries Limited to Cone Denim LLC and Cone International Holdings, Inc., respectively. Cone Denim LLC is a wholly owned subsidiary of ITG and Cone International Holdings, Inc. is a wholly owned subsidiary of Cone Denim LLC. In March 2006, ITG exited its Indian joint venture, Mafatlal Burlington Industries Limited, because it did not align with ITG’s preferred partnership structure, which includes entering into joint venture arrangements where ITG maintains a controlling interest, and the right to market 100% of the denim produced at any such facility. Other income of $9.2 million in the 2006 fiscal year was a result of the gain on the sale of ITG’s 50% interest in this Indian joint venture during March 2006.

Cone Denim LLC and Compania Industrial de Parras S.A. de C.V. (“CIPSA”) owned a denim manufacturer in Mexico, Parras Cone de Mexico, S.A. de C.V. (Parras Cone), formed to build and operate a denim manufacturing facility in Parras, Mexico. Cone Denim LLC and CIPSA each owned a 50% interest in Parras Cone. WLR acquired designation rights to an ownership interest in CIPSA on March 12, 2004 and, on October 14, 2004, WLR exercised such rights and transferred the ownership interest, which has no assigned value, to Cone Denim LLC. On June 30, 2006, the Company completed the acquisition of the remaining 50% equity interest of the Parras Cone joint venture not already owned by the Company from CIPSA for a purchase price of approximately $27.0 million and the pro rata assumption of debt. The acquisition reflects purchase accounting adjustments under FASB Statement No. 141.

On September 1, 2005 the Company exercised an option to acquire 49% of the ownership interests of NxGen Technologies, LLC (“NxGen”), which is in the business of designing airbags, airbag systems and inflator units. The Company exercised this option in connection with NxGen’s entry into a License and Consulting Agreement with a major automotive supplier pursuant to which NxGen granted the supplier an exclusive, worldwide, royalty-bearing license to certain of NxGen’s patents and patent know-how. The supplier paid NxGen an initial license fee and it is required to make two additional payments, which will be treated as prepaid royalties for subsequent sales, if and when validation and sales targets are met. If sales exceed the volume corresponding to the prepaid royalties, the supplier will pay NxGen an additional royalty for each airbag system sold using the licensed patents and know-how. The Company will participate in NxGen’s subsequent profits and losses pro rata in accordance with its equity ownership.

Burlington Industries LLC had an ownership interest in Unifi Textured Polyester, LLC, a textured yarn joint venture, of approximately 15% that was accounted for using the equity method because the Company had significant influence over the operations of the entity, including control of 40% of the Board and certain additional rights that require unanimous votes to pass. In April 2005, the Company sold its entire interest in the Unifi joint venture for $0.9 million and recorded a gain on disposition of the same amount included in Other Income in the consolidated statement of income.

The aggregate summarized unaudited financial information of the Company’s investments in unconsolidated affiliates is set forth below (in thousands). The December 31, 2006 balance sheet information includes Summit Yarn and NxGen. The December 31, 2005 balance sheet information includes Summit Yarn, Parras Cone, Mafatlal Burlington Industries Limited and NxGen. The October 2, 2005 balance sheet information includes Summit Yarn, Parras Cone and Mafatlal Burlington Industries Limited. The October 3, 2004 balance sheet information includes Summit Yarn, Parras Cone, Mafatlal Burlington Industries Limited and Unifi Textured Polyester, LLC. The December 31, 2006 income statement information includes the results of operations of Summit Yarn and NxGen for the twelve months ended December 31, 2006, the results of operations of Mafatlal Burlington Industries Limited for the three months ended March 31, 2006, and the results of operations of Parras Cone for the six months ended June 30, 2006. The December 31, 2005 income statement information includes the results of operations of Summit Yarn, Mafatlal Burlington Industries Limited and Parras Cone for the three month period ended December 31, 2005 and the results of operations of NxGen for the one month period ended December 31, 2005. The income information for the fiscal year ended October 2, 2005 includes the results of operations of Summit Yarn, Mafatlal Burlington Industries Limited and Parras Cone. The 2004 income statement information includes the results of operations of Summit Yarn, Mafatlal Burlington Industries Limited and Unifi Textured Polyester, LLC for the period from November 10, 2003 to October 3, 2004, and the results of operations of Parras Cone for the period from March 12, 2004 to October 3, 2004.

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Current assets	$13,064	$52,403	$61,204	$92,563
Noncurrent assets	13,775	99,929	102,213	136,667
Current liabilities	4,595	19,176	28,684	27,300
Noncurrent liabilities	51	8,554	9,014	17,782
Net sales	45,115	19,507	321,755	351,211
Gross profit	2,292	550	17,717	1,339
Net income (loss)	(288)	(1,537)	5,771	(44,296)

The Company assigned no values to long-term assets acquired in the 2004 business combinations (except for long-term assets applicable to minority interest) due to the existence of negative goodwill in accordance with United States generally accepted accounting principles (see Note 2). Accordingly, no value was assigned to investments in unconsolidated affiliates or to a note receivable from Summit Yarn with an outstanding balance of $5.6 million at November 10, 2003. At December 31, 2006, the Company’s recorded investment in Summit Yarn was $8.9 million less than its interest in Summit Yarn equity due to these purchase accounting adjustments. The Company received principal payments on this note of $0.3 million during the 2006 fiscal year, $0.7 million during the three months ended December 31, 2005, and $3.2 million and $0.5 million during the 2005 and 2004 fiscal years, respectively, which are recorded in cost of goods sold in the consolidated statements of income. The 2004 aggregate net loss shown in the above table is primarily related to the Unifi joint venture. The Company discontinues applying the equity method of accounting for its investments that are reduced to zero in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. If such affiliates subsequently report net income, the equity method will resume after the Company’s share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Note 6 Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Land and land improvements	$5,719	$2,119	$26	$3
Buildings	49,569	22,557	2,695	498
Leasehold improvements	1,302	1,186	1,068	—
Machinery and equipment	162,528	87,285	16,306	7,145
Equipment under capital leases	4,459	2,671	2,687	—

	223,577	115,818	22,782	7,646
Less:
Accumulated depreciation	61,801	46,223	1,191	264
Accumulated amortization on capital leases	485	396	37	—

	$161,291	$69,199	$21,554	$7,382

No values were assigned to long-term assets acquired in the 2004 business combinations due to the existence of negative goodwill in accordance with United States generally accepted accounting principles. (see Note 2)

Note 7 Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Revolving loans	$57,710	$43,231	$45,473	$56,426
Term loans	45,866	19,449	19,258	19,600
Unsecured subordinated notes	67,458	—	—	19,548
Capitalized lease obligations	2,781	2,543	1,432	—
Other notes payable	1,280	1,489	—	5

Total debt	175,095	66,712	66,163	95,579
Less: current portion of long-term debt	(2,260)	(9,131)	(3,465)	(2,000)

Total long-term portion of debt	$172,835	$57,581	$62,698	$93,579

On December 29, 2006 the Company and certain of its subsidiaries entered into a $165.0 million credit agreement with General Electric Capital Corporation and certain other signatories thereto (the “Bank Credit Agreement”). Also on December 29, 2006, the Company’s wholly owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a $15.0 million term loan agreement with General Electric Capital Corporation and certain other signatories thereto (the “Term Loan Agreement”). Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009.

The Bank Credit Agreement provides for a revolving credit facility, including a letter of credit sub-facility, in the aggregate amount of up to $165.0 million (the “Revolving Credit Facility”). The Bank Credit Agreement also contains a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. Proceeds from borrowings under the Revolving Credit Facility were and may be used to (i) refinance certain indebtedness existing as of December 29, 2006, (ii) provide for working capital, capital expenditures and other general corporate purposes and (iii) fund certain expenses associated with the Bank Credit Agreement and the Term Loan Agreement.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by substantially all the Company’s (and such subsidiaries’) U.S. assets, a pledge by the Company of the stock of its U.S. subsidiaries (other than BST Holdings and its U.S. subsidiaries), a pledge by the Company of 65% of the stock of certain of its foreign subsidiaries (other than foreign subsidiaries of BST Holdings) and the accounts receivable of Automotive Safety Components International Limited (“UK ASCI”), a United Kingdom company, one of the borrowers under the Credit Agreement and a wholly owned subsidiary of the Company. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly-owned subsidiary, Parras Cone.

In the event that the availability (as defined in the Bank Credit Agreement) was to fall below certain levels, then the Company would be required to comply with a fixed charge coverage ratio set forth in the Bank Credit Agreement. The Term Loan Agreement contains a fixed charge coverage ratio and a minimum collateral coverage covenant, which are calculated quarterly. The respective agreements also contain customary reporting obligations and affirmative and negative covenants, including, but not limited to, restrictions on the uses of proceeds, capital changes, mergers and consolidations, dividend payments, capital expenditures, indebtedness, liens and acquisitions and investments. In addition, the Bank Credit Agreement, as amended, requires the Company to have obtained, and to have contributed to the borrowers under the Bank Credit Agreement, certain additional equity contributions at various times. A contribution of $50.0 million was received from certain entities affiliated with WLR on March 2, 2007, was recorded as equity and was used to partially repay revolving loans outstanding. In order to secure these obligations, the Company has received a commitment from certain entities affiliated with WLR, which entities, together with other entities affiliated with Mr. Ross, owned approximately 82.0% of the Company’s outstanding common stock at December 31, 2006. This commitment provides that these entities have agreed to fund any portion of the required equity contribution not otherwise obtained by the Company on or before the deadlines as set forth in the Bank Credit Agreement. As consideration for such commitment, the Company has agreed to pay such entities 1.0% (to be paid in additional shares of the Company’s common stock) of the amount that each such entity has committed to purchase, if necessary, and to reimburse all of their respective fees and expenses incurred in connection with such commitment and purchase, if necessary. Subsequent to December 31, 2006 and prior to filing this annual report on Form 10-K, the Company obtained a waiver from General Electric Capital Corporation, as agent under the Bank Credit Agreement, for non-compliance with a covenant relating to the timely delivery of the Company’s audited consolidated financial statements.

Borrowing availability under the Bank Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. The interest rate on borrowings under the Bank Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on either the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus 0.5%) or the LIBOR plus an applicable margin. At December 31, 2006, the interest rate on base rate loans was 9.25% and the margin applicable to LIBOR loans was 2.00%, and there was $57.7 million outstanding under the Bank Credit Agreement. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At December 31, 2006, there was $15.0 million outstanding under the Term Loan Agreement.

Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of the Closing Date. In addition, beginning on May 29, 2008, the calculated value of the borrowing base will be reduced on a quarterly basis by an amount predetermined according to a 7-year straight-line amortization schedule.

Pursuant to the terms of the Term Loan Agreement, mandatory prepayments are required thereunder if Parras Cone sells assets that are part of the borrowing base thereunder. In addition, amortization payments by the Mexican Holding Company are required in the amount of $0.3 million per quarter beginning in March 2007, with a final payment of $12.3 million due at maturity.

Cone Denim (Jiaxing) Limited has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. Outstanding borrowings under this facility were $22.1 million with a weighted average interest rate of 6.8% at December 31, 2006. The term loan is to be repaid in equal monthly installments over a 60 month period after a two-year grace period on the repayment of principal that commenced on the first drawdown date of June 19, 2006. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or above, as negotiated by the parties per the agreement. The loan is secured by the land, building, machinery and equipment of the joint venture and contains limitations on asset disposals.

In addition, Jiaxing Burlington Textile Company, has obtained financing from China Construction Bank. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for an $11.0 million term loan, available in either U.S. dollars or Chinese RMB at the option of the Company to be used for the import of equipment to be used by this company. The term loan is to be repaid in equal monthly installments over a 60 month period after a two-year grace period on the repayment of principal that commenced on August 31, 2006. Interest is calculated at six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for RMB loans is at the rate established by the China Central Bank. At December 31, 2006, $8.8 million in principal of U.S. dollar loans were outstanding with a weighted average interest rate of 6.6%. The loan is secured by the land, building, machinery and equipment and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement provides for financial reporting requirements and also contains limitations on asset disposals.

As of December 31, 2006, the Company had borrowed a total of $66.2 million original principal amount from WLR Recovery Fund II L.P. (“Fund II”), an affiliate of WLR, pursuant to five unsecured subordinated demand notes. The unsecured subordinated demand notes bear interest at 4.78%, which is compounded semiannually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each month. The unsecured subordinated demand notes are classified as long-term because the Company has entered into a preferred stock commitment agreement with Fund II whereby in the event that Fund II demands payment, in whole or in part, of the notes at any time before April 1, 2008, then Fund II will, upon the request of ITG, receive shares of a newly created series of preferred stock of the Company in exchange for the aggregate amount of principal, together with accrued interest thereon, of the notes that are the subject of any such payment demand. On March 2, 2007, these notes, and accrued interest, were exchanged for Preferred Stock (as defined below). (see Note 24)

On August 2, 2004, the Company had borrowed a total of $25.0 million from the WLR Funds under certain unsecured convertible subordinated notes at an interest rate of 4.28%. Interest on the convertible subordinated notes was compounded semi-annually, and accrued but unpaid interest was converted to additional principal amounts on the last day of each month and otherwise from time to time upon demand of the WLR Funds. On May 4, 2005, the remaining outstanding balance of $6.7 million on the unsecured convertible subordinated notes was converted into 884,092 shares of common stock of the Company (before the adjustment to give effect to the conversion ratio in the Merger).

The Company’s Czech Republic subsidiary and HVB Bank Czech Republic, successor to Bank Austria, have amended its $7.5 million mortgage loan dated June 4, 1997. This amendment extended the expiration of the mortgage loan for five years to March 30, 2007, established an interest rate of 1.7% over EURIBOR (EURIBOR was 3.5% at December 31, 2006), requires monthly payments of interest and principal of approximately $0.1 million and provided that the loan thereunder is secured by the real estate assets of the Company’s subsidiary in the Czech Republic. The Company has guaranteed the repayment of up to $0.5 million of the obligations of this subsidiary with respect to this loan. At December 31, 2006, approximately $0.3 million was outstanding under the HVB loan.

During 2006, the Company’s China joint venture obtained loans from the joint venture’s minority interest partner and received proceeds of $1.4 million. These loans were issued within the terms of the China joint venture agreement which allows the Company and its minority interest partner to continue to fund the development of the China joint venture using a combination of loans and/or capital contributions. Because the terms of the loan agreements do not specify interest, the Company has discounted the loans using an annual interest rate of 10%, resulting in discounted interest of $0.5 million. At December 31, 2006, approximately $1.0 million was outstanding on these loans, which mature in 2010.

As of December 31, 2006, aggregate maturities of long-term debt for each of the next five years based on the contractual terms of the instruments were as follows: $2.3 million in 2007, $69.1 million in 2008, $71.3 million in 2009, $1.3 million in 2010 and $30.9 million in 2011. The 2008 maturities of $69.1 million include $67.5 million of principal and accrued interest on certain unsecured subordinated demand notes that were exchanged for shares of the Company’s Series A convertible preferred stock (the “Preferred Stock”) on March 2, 2007 (see Note 24).

The Company capitalizes interest cost as a component of the cost of construction in progress. Such capitalized interest is included in capital expenditures in the consolidated statements of cash flows. The following is a summary of interest cost incurred during 2006, 2005 and 2004:

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
Interest cost capitalized	$771	$119	$—	$—
Interest cost charged to income	7,988	1,207	6,063	5,138

Total interest cost incurred	$8,759	$1,326	$6,063	$5,138

Guarantees

FASB Interpretation No. 45 provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2006, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above) and a note payable to a bank in the Czech Republic (together, the “Facilities”). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities.

The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45.

Note 8 Leases

As of December 31, 2006, minimum future obligations under capital leases and noncancelable operating leases were as follows (in thousands):

	Capital leases	Operating leases
2007	$1,105	$4,454
2008	786	3,149
2009	620	2,818
2010	338	2,458
2011	282	2,422
Later years	—	5,202

Total minimum lease payments	3,131	$20,503

Less interest portion of payments	350

Present value of future minimum lease payments	$2,781

Capital leases are primarily for production machinery and equipment. Interest rates are imputed at 4.8% to 6.75%. Operating leases pertain to office facilities and a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For the 2006, 2005 and 2004 fiscal years, rental expense for all operating leases was $6.4 million, $6.9 million and $5.3 million, respectively. For the three months ended December 31, 2005, rental expense for all operating leases was $1.6 million.

Note 9 Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Gain on sale of joint venture and other investments	$9,210	$—	$901	$303
Foreign currency translation gain (loss)	1,496	(484)	—	—
Other	140	462	—	—

	$10,846	$(22)	$901	$303

In March 2006, ITG sold its 50% interest in its Indian joint venture, Mafatlal Burlington Industries Limited. Other income of $9.2 million in the 2006 fiscal year was a result of the sale of ITG’s interest in this joint venture. In April 2005, the Company sold its Unifi Textured Polyester joint venture interest for $0.9 million. Other income of $0.3 million in the 2004 fiscal year was primarily due to the sale of a real estate investment and a gain on extinguishment of debt.

Note 10 Income Taxes

The Company is a majority owned subsidiary of International Textile Holdings, Inc. (“ITH”). ITH files a consolidated U.S. federal income tax return that includes the taxable income of the Company through October 20, 2006. After that date, ITH is no longer a member of the Company’s consolidated U.S. federal income tax group, because its ownership percentage of the Company dropped below 80% (see Note 2). The Company records U.S. federal income tax expense based on its share of federal consolidated net income through October 20, 2006. SCI and ITGH filed separate U.S tax returns through October 20, 2006. Subsequent to that date, the Company’s tax returns include the results of both entities. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions. The sources of income (loss) from continuing operations before income taxes, equity in income (loss) of unconsolidated affiliates, minority interest and extraordinary items were as follows (in thousands):

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
United States	$(42,673)	$(5,183)	$84	$2,988
Foreign	10,455	408	7,984	6,305

Total	$(32,218)	$(4,775)	$8,068	$9,293

Total income tax (benefit) was allocated as follows (in thousands):

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-Seven Weeks Ended October 3, 2004
Continuing operations	$5,913	$(1,731)	$2,187	$3,718
Discontinued operations	—	193	(1,016)	610
Extraordinary items	—	—	(1,663)	—
Capital in excess of par value	(283)	—	—	—
Other comprehensive income	167	(167)	—	—

Total	$5,797	$(1,705)	$(492)	$4,328

Income tax expense (benefit) attributable to income from continuing operations consisted of (in thousands):

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-Seven Weeks Ended October 3, 2004
Current:
United States	$(2,209)	$(2,509)	$1,116	$4,588
Foreign	(2,701)	1,179	(360)	2,020

Total current	(4,910)	(1,330)	756	6,608

Deferred:
United States	7,552	(750)	(664)	(3,070)
Foreign	3,271	349	2,095	180

Total deferred	10,823	(401)	1,431	(2,890)

	$5,913	$(1,731)	$2,187	$3,718

Income tax expense for the 2006 and 2005 fiscal years is different from the amount computed by applying the statutory U.S. federal income tax rate of 35% to income before income tax expense and extraordinary gain as follows (in thousands):

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
U.S. federal tax at statutory rate	$(11,276)	$(1,672)	$2,824	$3,253
State income taxes, net of federal effect	(3,105)	(39)	(132)	374
Foreign income taxed at other rates	(3,706)	56	(824)	42
Foreign affiliate sale with higher tax basis	(2,253)	—	—	—
Other	1,051	71	319	49
Valuation allowances	25,202	(147)	—	—

	$5,913	$(1,731)	$2,187	$3,718

At December 31, 2006, the Company had $60.1 million in combined federal and state net operating loss carryforwards that expire from 2025 to 2026. When ITGH left the ITH federal consolidated group on October 20, 2006, the consolidated net operating loss (“NOL”) carryforward was allocated to each company according to the federal income tax regulations. Pursuant to these regulations, the NOL carryforward as allocated to ITG is $5.8 million lower than the NOL carryforward calculated as determined under a tax sharing agreement between the companies. Thus, ITH has agreed to pay ITGH the amount of the tax effect of this NOL, $1.9 million, if and when ITGH is required to pay the federal income tax liability caused by the $5.8 million reduction of ITGH’s NOL carryforward. Given the large NOL carryforward, it is not certain if ITGH will actually pay federal income taxes as this liability is contingent on ITGH having sufficient future positive federal taxable income to offset the NOL carryforward. Therefore, the receivable from ITH has not been recorded in the consolidated balance sheets.

At December 31, 2006, realization of the deferred tax assets is contingent on future taxable earnings in the respective tax jurisdictions. At December 31, 2006, based upon 2006 results and the downsizing of U.S. operations, it is management’s opinion that it is more likely than not that the results of future operations will not generate sufficient taxable income to realize the deferred tax assets, and the Company has established a $51.5 million deferred tax valuation allowance (including $27.4 million in foreign jurisdictions). The change in valuation allowance was $50.8 million arising principally from income tax expense from continuing operations and the acquisition of the remaining 50% interest of the Parras Cone joint venture.

At December 31, 2005, the Company had a $2.6 million U.S. federal income tax refund receivable and a $5.2 million federal net operating loss carryforward that expires in 2025. At December 31, 2005, it was management’s opinion that it was more likely than not that the results of future operations would generate sufficient taxable income to realize the deferred tax assets.

At December 31, 2006 and December 31, 2005, the Company’s gross foreign deferred assets, primarily Mexican fixed assets, were $36.0 million and $14.7 million, respectively. At December 31, 2006 and December 31, 2005, the Company’s foreign valuation allowance was $27.4 million and $0.6 million, respectively. The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset consisted of the following (in thousands):

	December 31, 2006		December 31, 2005
	Current	Noncurrent	Current	Noncurrent
Deferred Assets
Fixed assets	$—	$30,065	$—	$7,525
Bad debt reserves	3,076	—	1,584	—
Reserve for future expenses	494	—	349	—
Employee benefits	403	4,296	536	9,381
Unconsolidated affiliates	701	—	748	—
Net operating loss and credit carryforward	—	24,777	—	1,860
Other	249	626	1,214	1,326
Valuation allowances	(4,332)	(47,121)	—	(689)

Subtotal	591	12,643	4,431	19,403

Deferred Liabilities
Inventory valuation	(541)	—	(1,788)	—
Nonpermanently invested foreign earnings	(49)	(3,940)	(445)	—
Unconsolidated affiliates	—	—	—	—
Other	(40)	(34)	—	(133)

Subtotal	(630)	(3,974)	(2,233)	(133)

Total	$(39)	$8,669	$2,198	$19,270

	October 2, 2005		October 3, 2004
	Current	Noncurrent	Current	Noncurrent
Deferred Assets
Fixed assets	$—	$13,114	$—	$14,988
Bad debt reserves	1,351	—	1,755	—
Reserve for future expenses	—	—	—	—
Employee benefits	260	8,668	2,738	13,790
Unconsolidated affiliates	904	—	—	1,861
Net operating loss carryforward	—	1,614	—	—
Other	187	168	196	—

Subtotal	2,702	23,564	4,689	30,639

Deferred Liabilities
Inventory valuation	(3,003)	—	(10,634)	—
Nonpermanently invested foreign earnings	—	—	—	—
Other	—	—	—	—

Subtotal	(3,003)	—	(10,634)	—

Total	$(301)	$23,564	$(5,945)	$30,639

Prior to 2006, the Company anticipated that any U.S. income tax related to the repatriation of undistributed foreign earnings of its foreign operations not considered permanently invested will be partially offset by U.S. foreign income tax credits. In 2006, the Company anticipates that U.S. foreign income tax credits will no longer be utilizable due to large federal NOL carryforwards. SCI had unremitted earnings of foreign subsidiaries, which the Company has determined are permanently invested. No deferred tax has been recognized with regard to such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Note 11 Retirement and Other Postretirement Benefits

The Company’s U.S. wholly-owned subsidiary, Burlington Industries LLC, has a defined benefit pension plan that provides benefits to most of its U.S. employees, and certain employees in foreign countries, based on total employee contributions through September 30, 2003. On July 29, 2003, the plan was amended to provide that no further employee contributions could be made to the plan after September 30, 2003 and that no service or participation after such date be recognized in calculating a pension benefit. The funding policy for this plan is to contribute periodically an amount based on the ERISA funding requirements as determined by the plan’s actuary. All participants are fully vested. Benefits consist of a pension payable for life following termination, or, at the option of the participant, a one-time lump sum cash payment equal to the discounted present value of the pension, based on the participant’s age and the amount of the employee’s contributions as determined under the provisions of the plan and applicable law.

In addition, the Company’s Burlington Industries LLC and Cone Denim LLC U.S. wholly-owned subsidiaries had contributory health care and dental plans for employees electing early retirement between the ages of 55 and 65, with dental care coverage continuing beyond the age of 65 under the Cone Denim plan. The Burlington Industries plans were closed to new members on November 10, 2003. The Cone Denim plan was available to most of its U.S. employees who elected participation through December 31, 2004, at which time it was closed to new members. On November 19, 2004, the Board of Directors approved the termination of the retiree health and dental plans effective September 30, 2005. The Burlington Industries and Cone Denim plans were merged into a new combined plan on January 1, 2005. As a result of the terminations, the Company recognized curtailment and settlement gains of $0.3 million and $8.2 million in the 2006 and 2005 fiscal years to reflect the reduction of the postretirement benefit liabilities recorded in the consolidated balance sheets. Burlington Industries LLC also has a noncontributory life insurance plan that was closed to new members in 1973. The Company’s policy is to fund the cost of the medical plans and the life insurance plan as expenses are incurred. The cost of postretirement benefits was accrued over the employees’ service lives.

Obligations and the funded status of the Company’s U.S. Plans (in thousands):

	Twelve Months Ended December 31, 2006		Three Months Ended December 31, 2005
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Change in benefit obligations :
Balance at beginning of period	$(63,672)	$(3,523)	$(73,394)	$(4,038)
Service cost	—	—	—	—
Interest cost	(3,108)	(156)	(856)	(39)
Contributions by plan participants	—	—	—	—
Benefits paid	16,906	411	11,460	554
Curtailment gain (loss )	(8,096)	321	826	—
Settlement gain	—	—	—	—
Actuarial gains (losses )	577	69	(1,708)	—

Balance at end of period	(57,393)	(2,878)	(63,672)	(3,523)

Change in fair value of plan assets:
Balance at beginning of period	41,977	1,280	51,822	1,430
Actual return on plan assets, net of plan expenses	3,085	73	1,615	15
Contributions by employer	—	12	—	389
Contributions by plan participants	—	—	—	—
Benefits paid	(16,906)	(411)	(11,460)	(554)

Balance at end of period	28,156	954	41,977	1,280

Funded status at end of year	(29,237)	(1,924)	(21,695)	(2,243)
Unrecognized net (gain) loss	—	—	462	214

Net amount recognized in the consolidated balance sheets	$(29,237)	$(1,924)	$(21,233)	$(2,029)

	Twelve Months Ended October 2, 2005		Twelve Months Ended October 3, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Change in benefit obligations :
Balance at beginning of period	$(74,348)	$(12,833)	$(113,127)	$(15,527)
Service cost	—	—	—	—
Interest cost	(3,901)	(626)	(4,116)	(830)
Merger of Cone Denim LLC	—	—	—	(2,372)
Contributions by plan participants	—	(2,960)	—	(4,970)
Benefits paid	10,960	7,022	41,707	8,741
Curtailment gain (loss)	(2,145)	1,449	—	—
Settlement gain	—	4,747	—	—
Actuarial gains (losses )	(3,960)	(837)	1,188	2,125

Balance at end of period	(73,394)	(4,038)	(74,348)	(12,833)

Change in fair value of plan assets :
Balance at beginning of period	57,264	1,718	91,594	2,118
Actual return on plan assets, net of plan expenses	3,368	771	7,377	(565)
Contributions by employer	2,150	3,003	—	3,936
Contributions by plan participants	—	2,960	—	4,970
Benefits paid	(10,960)	(7,022)	(41,707)	(8,741)

Balance at end of period	51,822	1,430	57,264	1,718

Funded status	(21,572)	(2,608)	(17,084)	(11,115)
Unrecognized net (gain) loss	(56)	202	(4,288)	(1,877)

Net amount recognized in the consolidated balance sheets	$(21,628)	$(2,406)	$(21,372)	$(12,992)

Amounts recognized in the consolidated balance sheets related to the U.S. plans consist of:

	December 31, 2006		December 31, 2005
	Pens ion Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Current liabilities	$(5,865)	$—	$—	$—
Noncurrent liabilities	(23,372)	(1,924)	(21,233)	(2,029)

	$(29,237)	$(1,924)	$(21,233)	$(2,029)

Accumulated other comprehensive income - net loss (gain)	$—	$168	$—	$—

	October 2, 2005		October 3, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Current liabilities	$—	$(722)	$—	$—
Noncurrent liabilities	(21,628)	(1,684)	(21,372)	(12,992)

	$(21,628)	$(2,406)	$(21,372)	$(12,992)

Accumulated other comprehensive income - net loss (gain)	$—	$—	$—	$—

Components of net expense (benefit) and other amounts recognized in other comprehensive income for the U.S. plans were as follows for the 2006, 2005 and 2004 periods (in thousands):

	Pension Benefits
	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
Net Expense Benefit
Service cost	$—	$—	$—	$—
Interest cost	3,108	856	3,901	4,116
Expected return on plan as sets, net of plan expenses	(2,134)	(715)	(3,632)	(4,277)

Net periodic expense (benefit)	974	141	269	(161)
Recognized curtailment loss (gain)	7,036	(826)	—	—
Recognized settlement gains	(5)	289	—	—

Net expense (benefit)	8,005	(396)	269	(161)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	(463)	—	—	—

Total recognized in net income and other comprehensive income	$7,542	$(396)	$269	$(161)

	Postretirement Benefits
	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
Net Expense Benefit
Service cost	$—	$—	$—	$5
Interest cost	156	39	626	825
Expected return on plan as sets , net of plan expenses	(97)	(26)	(56)	317

Net periodic expense (benefit)	59	13	570	1,147
Recognized curtailment loss		—	—	—
Recognized settlement gains	—	—	—	—

Net expense (benefit)	59	13	570	1,147

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	168	—	—	—

Total recognized in net income and other comprehensive income	$227	$13	$570	$1,147

At December 31, 2006, the Company had no liabilities recorded in the consolidated balance sheet related to the U.S. retiree health and dental plans. The funded status of the U.S. medical plans for early retirees at October 2, 2005 represented the estimated liability of the Company for claims incurred but not reported estimated to be paid during the 2006 fiscal year. At October 2, 2005, the U.S. medical plans for early retirees and the life insurance plan were underfunded with an accumulated postretirement benefit obligation (APBO) of $0.8 million and $3.2 million, respectively, and plan assets of $0.1 million and $1.3 million, respectively.

Weighted average assumptions used to determine net cost of the U.S. plans for the 2006, 2005 and 2004 periods were:

	Pension Benefits
	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
Discount rate	5.42%	5.25%	5.25%	5.50%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A

	Postretirement Benefits
	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
Discount rate	5.75%	5.75%	5.25%	6.05%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Long-term rate of compensation increase	N/A	N/A	N/A	N/A

The discount rate is determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The expected return is based on historical returns as well as general market conditions.

Weighted average asset allocations in the U.S. plans by asset category were as follows:

	December 31, 2006		December 31, 2005
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Equity securities	50%	32%	60%	30%
Debt securities	50%	44%	40%	52%
Cash and cash equivalents	—%	24%	—%	18%

	October 2, 2005		October 3, 2004
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Equity securities	50%	28%	49%	—%
Debt securities	47%	50%	44%	90%
Cash and cash equivalents	3%	22%	7%	10%

The objective of the Company’s investment policies and strategies for the U.S. pension plan is to achieve a targeted return over the long term that increases the ratio of assets to liabilities at a level of risk deemed appropriate by the Company while maintaining compliance with the Employee Retirement Income Security Act of 1974 (ERISA), common law fiduciary responsibilities and other applicable regulations and laws. The investment objective is measured over rolling one-, three- and five-year periods. The pension plan invests primarily in passive investments and predominantly in the equity asset class to maximize return on assets. Investment in additional asset classes with differing rates of returns, return variances and correlations is utilized to reduce risk by providing diversification relative to equities. Additionally, the Company diversifies investments within asset classes to reduce the impact of losses in single investments. The pension plan’s asset allocation policy is the principal method for achieving its targeted return. The asset allocation targets are 60% equity securities and 40% debt securities, with alternative investments and variances allowed within certain ranges. Actual asset allocation is monitored monthly relative to established policy targets and ranges. A variance from these ranges triggers a review and rebalancing toward the target allocation with due consideration given to the liquidity of the investments and transaction costs. For the U.S. postretirement benefit plans, the Company seeks high current income and liquidity by investing primarily in a diversified portfolio of high-quality cash, equity and debt securities.

The Company expects to contribute up to $20.0 million to its U.S. pension plan in fiscal year 2007. The Company does not expect to make a contribution to its U.S. postretirement benefit plan in fiscal year 2007.

The following benefit payments are expected to be paid in the following fiscal years related to the Company’s U.S. plans (in thousands). The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2006.

	Pension Benefits	Postretirement Benefits
2007	$34,584	$469
2008	4,058	385
2009	3,370	358
2010	3,149	339
2011	3,156	317
2012 to 2016	10,871	1,230

In addition, the Company’s wholly-owned Mexican subsidiaries have recorded liabilities for post-employment benefit plans that have no plan assets in the amount of $0.7 million. The measurement date used to determine pension and postretirement benefit measures for the Company’s plans is December 31. Amounts recognized in accumulated other comprehensive income (loss) for all plans consist of $(0.3) million, $0 and $0 for the 2006, 2005 and 2004 fiscal years, respectively. The estimated net loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0 million.

Note 12 Defined Contribution and Deferred Compensation Plans

The Company has 401(k) Savings Plans for all U.S. employees (and certain employees in foreign countries) that provides for discretionary employer contributions. The 401(k) Savings Plans provide for Company contributions of cash on a sliding scale based on the level of the employee’s contribution. During the twelve months ended December 31, 2006, the three months ended December 31, 2005, and the 2005 and 2004 fiscal years, cash contributions of $3.2 million, $0.9 million, $3.4 million and $2.9 million, respectively were made by the Company to the 401(k) Savings Plans and charged to operations.

Deferred Compensation

The Company uses SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” to account for its deferred compensation plan assets and classifies such assets as trading securities. Accordingly, the Company recognizes gains and losses on its deferred compensation assets into other (income) expense in its results of operations for the current period.

The Company established the Safety Components International, Inc. Executive Deferral Program (the “Deferral Program”) for the benefit of certain key executive employees of SCI. The Deferral Program provides for participants to defer any portion of their cash compensation until some future point in time. The participants’ contributions to the Deferral Program are immediately 100% vested. Under the provisions of the Deferral Program, a trust was established to maintain the amounts deferred by the participants. The trust invests participants’ contributions in securities selected by the participants from a list of approved types of securities. Seventy-five percent of the purchase price of the securities was paid with amounts equal to participant deferrals and twenty-five percent was paid with additional Company funds; however, if the participant elects to receive a distribution from his or her plan account, the Company’s contribution to the purchase price must first be repaid. The Company does not pay interest on participants’ accounts, so participants do not receive additional compensation from the Company in the form of interest paid at above market rates. The Company amended the Deferral Program in 2005 to comply with new regulations promulgated in connection with the American Jobs Creation Act of 2004. This amendment had no impact on the Deferral Program’s assets or the participants’ contributions. The assets of the trust are included in “other current assets” and the related amounts due to the participants are included in “sundry accounts payable and accrued expenses” in the accompanying consolidated balance sheets. The amounts included in “other current assets” are $1.0 million and $2.9 million, and the amounts included in “sundry accounts payable and accrued expenses” were $0.8 million and $2.5 million at December 31, 2006 and 2005, respectively.

Note 13 Commitments and Contingencies

Asbestos materials exist at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. Financial Accounting Standards Board (“FASB”) Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) provides additional guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations.” In accordance with FIN 47, the Company has not recognized a liability associated with these obligations, except as described below, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that would not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

The Company has designated one of its plants as held-for-sale, and this plant contains some degree of asbestos that would require removal in a special manner. The Company has recorded a reserve for estimated costs to remove the asbestos at December 31, 2006, which is not considered material to the consolidated balance sheet as of that date.

During 2005, the Company’s Board of Directors approved plans to build a technologically advanced 28 million yard vertical denim plant and a dyeing and finishing plant for synthetic fabrics and commission finishing in the city of Jiaxing, Zhejiang Province, China. The denim operation is a joint venture partnership called Cone Denim (Jiaxing) Limited, which is 51% owned by a subsidiary of the Company. The dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned by the Company. At December 31, 2006, the Company had contributed approximately $27.0 million, and had obtained bank financing in China, to construct these facilities estimated to cost approximately $62.0 million. The dyeing and finishing plant and the denim plant are expected to be completed in calendar year 2007. In April 2006, ITG announced its intention to build a 28 million yard vertical denim plant in Nicaragua. The Company expects Cone Denim de Nicaragua to begin operations in calendar year 2008. Additionally, the Company has entered into an agreement to build a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam (ITG—Phong Phu Ltd., Co. Joint Venture). ITG - Phong Phu Ltd., Co. Joint Venture is 60% owned by ITG and 40% owned by Phong Phu Corporation. This integrated complex is expected to be operational in calendar year 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually.

As of December 31, 2006, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $12.6 million related to Cone Denim (Jiaxing), $4.3 million related to Jiaxing Burlington Textile Company and $3.1 million related to the construction of the Cone Denim de Nicaragua plant. In addition, the Company has other commitments for capital expenditures and to purchase raw materials in the amount of $30.3 million at December 31, 2006. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the assets. As of December 31, 2006, the Company has commitments for funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $0.7 million and, with respect to the China joint venture agreement, the intention, but not an obligation, for funding its share of this China joint venture through possible loans or capital contributions of up to $1.9 million.

The Company and its subsidiaries have sundry claims and other lawsuits pending against them arising in the ordinary course of business. The Company may also be liable for environmental contingencies with respect to environmental cleanups. The Company makes provisions in its financial statements for litigation and claims based on the Company’s assessment of the possible outcome of such litigation and claims, including the possibility of settlement. It is not possible to determine with certainty the ultimate liability of the Company in the matters described above, if any, but in the opinion of management, their outcome should have no material adverse effect upon the financial condition or results of operations of the Company.

Note 14 Derivative Instruments

The Company from time to time utilizes derivative financial instruments to manage changes in cotton and natural gas prices as well as foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company may also have other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties.

Cotton is the primary raw material for the Company’s denim fabric manufacturing operations. The Company has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under FASB Statements No. 133 and 138 related to its cotton purchase contracts. At December 31, 2006, the fair market value of ITG’s commodity derivative portfolio was $0.1 million.

The Company also uses from time to time forward exchange contracts to purchase Mexican Pesos with U.S. Dollars and U.S. Dollars with Euros. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company uses certain derivative financial instruments to reduce exposure to volatility of foreign currencies. The Company has formally documented all relationships between its derivative financial instruments and corresponding transactions, as well as risk management objectives and strategies for undertaking various derivative financial instruments. Derivative financial instruments are not entered into for trading or speculative purposes. The Company is currently not accounting for these derivative financial instruments using the cash flow hedge accounting provisions of SFAS No. 133, as amended; therefore, the changes in fair values of these derivative financial instruments are included in the consolidated statements of operations.

Certain operating expenses at the Company’s Mexican facilities are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts and collars at various times during 2006 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. At December 31, 2006, the Company had notional value of outstanding forward exchange contracts of $6.8 million and foreign exchange collars ranging from $6.7 million to $6.9 million. Changes in the derivatives’ fair values are recorded in the consolidated statements of operations as other (income) expense.

Certain intercompany sales at the Company’s Greenville, South Carolina facility are denominated and settled in Euros and its operating expenses are paid in U.S. dollars. To reduce exposure to fluctuations in the Euro and U.S. dollar exchange rates, the Company entered into forward contracts in January 2006 to buy U.S. dollars with Euros for periods and amounts consistent with the related, underlying forecasted sales. At December 31, 2006, the Company had outstanding forward exchange contracts that mature between January 2007 and December 2007 to purchase U.S. dollars with an aggregate notional amount of approximately $10.4 million. The fair values of these contracts at December 31, 2006 totaled approximately $(0.7) million, which is recorded as a liability on the Company’s consolidated balance sheet in accrued and other current liabilities. Changes in the derivatives’ fair values are recorded in the consolidated statements of operations as other (income) expense.

Gains and losses on derivatives are recognized immediately and reported in cost of goods sold ($0.8 million loss in the 2006 fiscal year, $0.2 million gain in the three months ended December 31, 2005, $0.4 million gain in the 2005 fiscal year and $0.5 million loss in the 2004 fiscal year).

Note 15 Business and Credit Concentrations

The primary materials used in the production of the Company’s products include cotton, wool, nylon and polyester. In addition, the Company relies heavily on naturally occurring resources such as fuel, as well as certain chemicals, in the production of its products. The materials and other resources used in the production of the Company’s products are subject to fluctuations in price and availability. For instance, cotton prices and availability vary from season to season depending upon the crop yields. The price of nylon and polyester is influenced by demand, manufacturing capacity and costs, petroleum prices and the cost of polymers used in producing polyester. The Company attempts to pass along certain of these raw material price increases to its customers in order to protect its profit margins. Its success in so doing is dependent upon market dynamics present at the time of any price increases. The Company’s inability to pass on the effects of any such material price increases to its customers may materially adversely affect the Company’s results of operations, cash flows or financial position.

Decreased material or resource availability could impair the Company’s ability to meet its production requirements on a timely basis. Increases in prices of materials or the resources used in the production of products have historically not been able to be, and in the future may not be able to be, passed along to customers of the Company through increases in prices of the Company’s products. If any production delays occur, or if any increases in these prices cannot be passed along to the Company’s customers, it could have a potentially adverse effect on the Company’s results of operations or cash flows.

The raw materials for the Company’s automotive safety fabric operations largely consist of synthetic yarns provided by Invista, Inc. (“Invista”), Pharr Yarns, LLC (“Pharr Yarns”), and Polyamide High Performance GmbH (“PHP”). The primary yarns include nylon, polyester and Nomex. Invista and PHP are the leading suppliers of airbag fabric yarn to both the Company and the airbag cushion market generally. In particular, Invista supplies a majority of the nylon yarn used in the Company’s airbag fabric operations pursuant to purchase orders or releases on open purchase orders. The loss of Invista as a supplier could have a material adverse effect on the Company.

The customer base of the Company’s automotive safety business is highly concentrated, and this division relies on key contractual relationships with several large Tier 1 suppliers. The most significant customers to this division, in alphabetical order, are Autoliv, Inc., Key Safety Systems, Inc., the Takata Group and TRW Automotive Holdings Corp. The loss of any key customer, its direction to a significant number of its contractors to purchase fabric from a producer other than the Company or a material slowdown in the business of one of the key customers could have a material adverse effect on the Company’s results of operations, cash flows or financial position.

The Company’s apparel and textile solutions business is dependent on the success of, and its relationships with, its largest customers. None of the Company’s customers accounted for 10% or more of the Company’s total direct net sales in its 2006 fiscal year. However, the Company estimates that one large customer of the denim fabrics division (Levi Strauss & Co.) directly and indirectly accounted for approximately 12% of the Company’s net sales in the 2006 fiscal year. Levi Strauss is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased, the Company believes that continued sales to these customers are dependent upon the Company maintaining a stronger supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Note 16 Stockholders’ Equity

Preferred Stock

The Company had 100,000,000 shares of preferred stock authorized and no shares issued at December 31, 2006. The Company’s board of directors is authorized to provide for the issuance of the preferred stock in the future, with voting powers, dividend rate, redemption terms, repayment, conversion terms, restrictions, rights and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at time of issuance.

Common Stock

On October 20, 2006, SCI completed the previously announced Merger between ITGH and a wholly-owned subsidiary of SCI. As a part of the Merger, shares of ITGH common stock were exchanged for shares of common stock of SCI at a ratio of 1.4739 shares of ITGH common stock for one share of SCI’s common stock, resulting in the issuance of 11,363,783 additional shares (the “Additional Shares”) of SCI’s common stock. In connection with the Merger, ITGH became a wholly-owned subsidiary of SCI, and SCI changed its name to “International Textile Group, Inc.” Also in connection with the completion of the Merger, and pursuant to the terms of the agreement governing the Merger, the board of directors of SCI declared a common stock dividend of one-ninth (1/9th) of one share of common stock for each share of common stock outstanding immediately prior to the Effective Time, resulting in 612,094 shares (the “Dividend Shares”) being payable to the holders of record of the SCI’s common stock as of the close of business on October 20, 2006. In accordance with the terms and conditions of the Merger, ten percent of the Additional Shares and the Dividend Shares are being held in escrow for a period of up to 18 months to satisfy potential claims for indemnification that may be made. Under U.S. generally accepted accounting principles, the effect of the Dividend Shares will not be recorded in the Company’s consolidated financial statements unless the shares are released from escrow.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Foreign currency translation adjustments	$12,725	$8,034	$—	$—
Minimum pension liability adjustment	—	(296)	—	—
Postretirement benefit plans	(255)	—	—	—
Unrealized losses on derivatives	(295)	—	—	—

Total	$12,175	$7,738	$—	$—

Note 17 Stock-Based Compensation

Under the Company’s Equity Incentive Plan, the Company is authorized to award restricted nonvested shares of common stock, options to purchase common stock, or Performance Unit/Share awards that are dependent upon achievement of specified performance goals and are payable in common stock and cash. During fiscal year 2005, 915,000 shares of ITGH restricted nonvested common stock were granted with a grant date fair value of $6.78 per share and vesting requirements of 50% in the 2005 fiscal year and 12.5% in each of the subsequent four fiscal years. During fiscal year 2005, 925,000 stock options were granted with an exercise price of $6.78 per share and vesting requirements of 40% in the 2005 fiscal year and 15% in each of the subsequent four fiscal years. Stock options granted have a maximum term of 10 years. In connection with the completion of the Merger, the Company adopted the ITGH Equity Incentive Plan (the “Incentive Plan”) and the ITGH Stock Option Plan for Non-Employee Directors (the “Non-Employee Director Plan”) and provided that outstanding share options thereunder were exercisable for shares of the Company’s common stock on the terms and conditions as were applicable to each award prior to the Merger, after applying the exchange ratio and related adjustments set forth in the merger agreement. As a result, as of October 20, 2006, there were options to purchase 597,081 shares of the Company’s common stock outstanding under the Incentive Plan, and options to purchase 33,587 shares of the Company’s common stock outstanding under the Non-Employee Director Plan, each having an exercise price of $10.10 per share. No future option grants are permitted to be made under either of these plans. In addition, of the 11,363,783 shares of common stock issued to the former ITGH stockholders, 612,220 shares (with a converted grant date fair value of $9.99 per share) are shares of restricted stock that were issued in exchange for shares of ITGH restricted stock held by officers and employees and are subject to vesting criteria consistent with the terms of the equity awards originally made by ITGH.

The weighted-average fair value of unvested stock options granted at the date of the Merger was $6.87 and was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions: expected volatility of 43%, a risk free interest rate of 4.76%, dividend yields of 0%; and a remaining expected life of the options of 4.7 years. The Company’s policy is to issue shares upon exercise of stock options from newly issued shares.

Activity related to restricted common stock for the periods indicated was as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested at October 3, 2004	—	$—
Granted	620,700	9.99
Vested	(310,365)	9.99
Forfeited	—	—

Nonvested at October 2, 2005	310,335	9.99
Granted	—	—
Vested	—	—
Forfeited	(6,784)	9.99

Nonvested at December 31, 2005	303,551	9.99
Granted	—	—
Vested	(75,452)	9.99
Forfeited	(4,748)	9.99

Nonvested at December 31, 2006	223,351	$9.99

ITGH stock option activity for the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at October 3, 2004	—	$—
Granted	654,782	10.10
Exercised	—
Forfeited	—	—
Expired	—

Balance at October 2, 2005	654,782	10.10
Granted	—	—
Exercised	—	—
Forfeited	(13,435)	10.10
Expired	—	—

Balance at December 31, 2005	641,347	10.10
Granted	3,358	10.10
Exercised	—
Forfeited	(18,268)	10.10
Expired	—

Balance at December 31, 2006	626,437	$10.10

At December 31, 2006, the weighted average remaining contractual life of outstanding ITGH options was 4.5 years. At December 31, 2006, December 31, 2005 and October 2, 2005, the number of ITGH options exercisable was 342,693, 256,539 and 256,539, respectively, and the weighted average exercise price of those options was $10.10. At December 31, 2006, aggregate intrinsic values of ITGH stock options were as follows: outstanding options, $1.4 million; options currently exercisable, $0.8 million; and options expected to vest, $0.6 million.

On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan (the “SCI Option Plan”) became effective. The SCI Option Plan provided for the issuance of options to purchase up to an aggregate of 900,000 shares of SCI’s common stock to key officers, employees, directors and consultants of SCI or its affiliates. Options to purchase a total of 510,100 shares of common stock at a fair market price of $8.75 per share (subject to adjustment in certain circumstances), which vest ratably over a period of three years from the date of grant on May 18, 2001, were granted by the Compensation Committee to 22 employee participants and to the outside directors under the SCI Option Plan. Additional options to purchase 190,000 shares of common stock at a fair market price of $6.71 per share, which vest ratably over a period of three years from the date of grant on April 1, 2002, were granted by the Compensation Committee to employees and outside directors. All options expire on October 31, 2010. At the time all outstanding options were granted, the Company applied the principles of APB Opinion No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Accordingly, under APB Opinion No. 25, no compensation cost was recognized in the Company’s financial statements in prior periods. During the quarter ended September 27, 2003, a change of control occurred and, as a result, under the provisions of the SCI Option Plan all options vested immediately and the exercise prices of a certain subset of the options were automatically changed to $0.01 per share (the “modified options”). This change in exercise price constituted a modification of the SCI Option Plan. Additionally, the modification resulted in an increased value for the modified options (the “incremental fair value”). The fair values of the original options were based upon the Black-Scholes option-pricing model, and were estimated on the date of grant with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero percent dividends; expected lives of 6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent. The fair values of the options granted at May 18, 2001 and April 1, 2002 were $4.26 and $6.44 per share, respectively. As a result of the change of control described above, the incremental fair value of the modified options is estimated immediately before their terms are modified and on the date of modification. The fair values for the modified options were also based on the Black-Scholes option-pricing model, with the following assumptions used: risk free interest rate of 0.99 percent; zero percent dividends; expected life of 0.5 years; expected volatility of 83.7 percent; and an exercise price of $0.01 and $8.75. The incremental fair value of the modified options was $7.38. Under the SCI Option Plan, 352,600 shares remain available for future awards.

SCI stock option activity for the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 2, 2005	264,900	$8.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at December 31, 2005	264,900	8.24
Granted	—	—
Exercised	(122,000)	7.96
Forfeited	142,900	8.47
Expired	—	—

Balance at December 31, 2006	—	$—

The 122,000 options exercised in 2006 had an aggregate intrinsic value of $0.8 million.

Total stock based compensation expense charged to income was as follows (in thousands):

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
A mortization of restricted stock	$739	$194	$3,102	$—
Cash bonuses to cover the income tax effects of individuals’ restricted stock grants	453	1	2,134	—
Stock option expense	126	—	—	—

Total	$1,318	$195	$5,236	$—

Unrecognized compensation cost at December 31, 2006 was $1.7 million for stock options and $2.1 million for restricted common stock awards. These costs are expected to be recognized over a weighted average period of 2.75 years. Unrecognized compensation cost related to restricted common stock was $2.9 million at December 31, 2005 and $3.1 million at October 2, 2005.

Note 18 Reconciliation to Diluted Earnings per Share

The following data show the amounts used in computing earnings per share and the effect on net income (loss) from continuing operations and the weighted average number of shares of dilutive potential common stock (in thousands). The weighted average number of shares for all periods has been adjusted to reflect the conversion of ITGH shares at the exchange ratio of 1.4739 resulting from the Merger.

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004
Income (loss) from continuing operations	$(36,079)	$(3,708)	$8,687	$5,631
Effect of dilutive securities:
Convertible notes	—	—	274	—

Numerator for diluted earnings per share	$(36,079)	$(3,708)	$8,961	$5,631

Weighted-average number of common shares used in basic earnings per share	15,395	12,431	9,767	9,109
Effect of dilutive securities:
Convertible notes	—	—	814

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	15,395	12,431	10,581	9,109

The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Contingently issuable shares in escrow	1,291	—	—	—
Stock options	110	391	—	—
Nonvested stock	95	109	—	—
Convertible notes	—	—	—	480

	1,496	500	—	480

Note 19 Related Party Transactions

The Company pays fees to W.L. Ross & Co. LLC for management services each quarter. Such fees amounted to $2.0 million in 2006, $0.5 million in the three months ended December 31, 2005, $2.0 million in fiscal year 2005, and $0.0 in fiscal year 2004.

On December 2, 2005, as described in Note 2, Zapata made a capital contribution to the Company in the aggregate amount of $1.0 million for the purpose of the Company paying bonuses to the Company’s executive officers and other key employees for their efforts in connection with the attempts to sell the Company and to provide management with an appropriate incentive to remain with the Company during the pendency of the stock purchase transaction.

The Company enters into various related party transactions in the normal course of business with its unconsolidated affiliated companies (see Note 5). The Company purchased denim and yarn from Parras Cone under a transfer pricing arrangement that was a part of the Commercial Agreement between Parras Cone, Cone Denim LLC and its joint venture partner, CIPSA, prior to the acquisition of the remaining 50% interest in Parras Cone on June 30, 2006. Purchases of denim and yarn from Parras Cone were $12.7 million and $11.3 million for the years ended October 2, 2005 and October 3, 2004, respectively. Purchases of denim and yarn for the three month period ended December 31, 2005 were $0.3 million. During the first six months of the fiscal year ended December 31, 2006, purchases were $1.6 million. The Company received $5.0 million and $3.3 million in marketing fees from Parras Cone and $1.8 million and $0.5 million in management fees for production management, cotton buying, administrative support and engineering services for the years ended October 2, 2005 and October 3, 2004, respectively (including $0.8 million received in fiscal year 2005 as prepayment of management fees for fiscal year 2006). Marketing fees and management fees received from Parras Cone for the quarter ended December 31, 2005 were $0.9 million and $0.3 million respectively. During the period ended December 31, 2006, marketing fees from Parras Cone were $2.3 million and management fees were $0.6 million. At October 2, 2005 and October 3, 2004, the Company had amounts due to Parras Cone recorded in accounts payable of $0.3 million and $3.4 million, respectively. Amounts due to Parras Cone recorded in accounts payable for the year ended December 31, 2005 were $0.5 million. During the 2005 fiscal year ended October 2, 2005, the Company purchased raw materials in the amount of $29.2 million and $6.0 million from Summit Yarn LLC and Unifi Textured Polyester, LLC, respectively, and had accounts payable due to Summit Yarn LLC of $1.1 million. Purchases of raw materials from Summit Yarn, LLC were $5.7 million for the quarter ended December 31, 2005 and had accounts payable due of $1.1 million. Purchases of raw materials from Summit Yarn, LLC for the year ended December 31, 2006 were $31.0 million and accounts payable due were $2.3 million. During the 2004 fiscal year ended October 3, 2004, the Company purchased raw materials in the amount of $35.8 million and $10.6 million from Summit Yarn LLC and Unifi Textured Polyester, LLC, respectively, and had accounts payable due of $2.0 million and $1.4 million, respectively.

Note 20 Segment and Other Information

In 2006, the Company had seven reportable segments for which separate financial information was available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources: automotive airbag cushions, automotive airbag fabrics, bottom-weight woven apparel fabrics, government uniform fabrics, interior furnishings, commission finishing and development stage. The automotive airbag cushions segment consists of airbag cushions that are produced by cutting and assembling airbag fabric and components. The automotive airbag fabrics segment consists of fabrics sold to airbag manufacturers as well as a wide array of fabrics for consumer and industrial uses. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, and worsted and worsted wool blend fabrics. The government uniform fabrics segment includes woven worsteds, wool blend and printed cotton fabrics primarily for both dress and battle fatigue U.S. military uniforms. Products included in the interior furnishings segment are contract fabrics and upholstery for the residential and commercial markets. The commission finishing segment performs commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints. The development stage segment includes start-up costs on international initiatives in China (denim and synthetic apparel fabrics and commission finishing plants), Nicaragua (denim apparel fabrics) and Vietnam (cotton knit apparel fabrics). The all other segment includes transportation services and other miscellaneous items that do not meet segment reporting guidelines and thresholds.

Sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The data presented for the automotive airbag cushions and automotive airbag fabrics reportable segments relates to SCI and has been included with the Company’s results beginning December 3, 2005 (see Note 2). The Company evaluates performance and allocates resources based on profit or loss before interest, restructuring charges, certain unallocated corporate expenses, other income (expense) and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost. Intersegment net sales for the periods ended December 31, 2006, December 31, 2005, October 2, 2005 and October 3, 2004 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $9.7 million, $2.3 million, $11.2 million and $6.2 million, respectively, and automotive fabrics segment sales of $12.0 million, $0.7 million, $0 and $0, respectively.

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005		Forty-seven Weeks Ended October 3, 2004
Net Sales:
Automotive Airbag Cushions	$173,183	$10,053	$	N/A	$	N/A
Automotive Airbag Fabrics	57,326	3,161		N/A		N/A
Bottom-weight Woven Apparel Fabrics	409,013	88,288		529,319		451,322
Government Uniform Fabrics	44,522	12,165		46,328		48,072
Interior Furnishings	36,418	8,805		41,115		35,854
Commission Finishing	21,683	5,879		27,481		19,596
Development Stage	0	0		0		0
All Other	386	67		401		339

	742,531	128,418		644,644		555,183
Intersegment sales	(21,615)	(2,996)		(11,178)		(6,229)

	$720,916	$125,422		$633,466		$548,954

Income (loss) from Continuing Operations Before Income Taxes, Equity in Income (losses) of Unconsolidated Affiliates and Minority Interest:
Automotive Airbag Cushions	$5,653	$(533)	$	N/A	$	N/A
Automotive Airbag Fabrics	(1,992)	(724)		N/A		N/A
Bottom-weight Woven Apparel Fabrics	2,387	291		23,894		21,230
Government Uniform Fabrics	4,245	2,123		4,911		969
Interior Furnishings	656	64		(4,136)		(2,398)
Commission Finishing	(2,431)	(268)		(246)		1,189
Development Stage	(4,595)	(344)		(1,268)		0

Total reportable segments	3,923	609		23,155		20,990
Corporate expenses	(21,098)	(3,599)		(9,739)		(7,543)
Expenses associated with certain share transactions	(4,350)	(2,965)		—		—
Stock-based compensation and related cash bonus expense	(1,318)	(195)		(5,236)		—
Gain on disposal of assets	769	1,276		2,432		1,302
Restructuring and impairment charges	(11,602)	407		(6,949)		—
Special termination benefit charges	(3,227)	—		—		—
Settlement/curtailment gain on retiree medical plans	321	—		8,153		—
Other income (expense)	4,364	(308)		(3,748)		(5,456)

	$(32,218)	$(4,775)		$8,068		$9,293

	December 31, 2006	December 31, 2005	October 2, 2005		October 3, 2004
Total Assets
Automotive Airbag Cushions	$81,441	$76,382	$	N/A	$	N/A
Automotive Airbag Fabrics	31,425	32,742		N/A		N/A
Bottom-weight Woven Apparel Fabrics	216,395	169,891		185,678		224,812
Government Uniform Fabrics	20,191	17,173		25,819		17,654
Interior Furnishings	11,790	8,143		7,713		8,738
Commission Finishing	5,936	12,433		7,300		6,123
Development Stage	85,743	6,441		921		—
All Other	16,044	26,836		28,950		33,749
Corporate	23,848	41,125		35,191		40,646

	$492,813	$391,166		$291,572		$331,722

The following items are included in income (loss) before income taxes (in thousands):

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005		Forty-seven Weeks Ended October 3, 2004
Equity in Income (Loss) of Equity Method Investees
Apparel	$(834)	$(687)		$2,714		$166
Corporate	(13)	(3)		0		0

	$(847)	$(690)		$2,714		$166

Depreciation and Amortization
Automotive Airbag Cushions	$5,837	$525	$	N/A	$	N/A
Automotive Airbag Fabrics	1,945	155		N/A		N/A
Bottom-weight Woven Apparel Fabrics	2,520	243		514		141
Government Uniform Fabrics	212	23		50		14
Interior Furnishings	208	47		40		1
Commission Finishing	40	9		17		15
Development Stage	81	6		1		—
All Other	245	45		29		17
Corporate	1,324	223		343		76

	$12,412	$1,276		$994		$264

The following items are included in the determination of total assets (in thousands):

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005		Forty-seven Weeks Ended October 3, 2004
Investments in and Advances to Equity Method Investees
Apparel Fabrics	$2,041	$3,784		$4,557		$587
Corporate	224	237		—		—

	$2,265	$4,021		$4,557		$587

Capital Expenditures
Automotive Airbag Cushions	$4,800	$658	$	N/A	$	N/A
Automotive Airbag Fabrics	1,152	53		N/A		N/A
Bottom-weight Woven Apparel Fabrics	7,217	360		6,233		5,147
Government Uniform Fabrics	1,153	31		439		229
Interior Furnishings	251	133		473		61
Commission Finishing	558	2		237		645
Development Stage	61,182	2,417		246		—
All Other	1,897	7		1,304		482
Corporate	3,490	1,743		6,975		2,132

	$81,700	$5,404		$15,907		$8,696

The following table presents sales and long-lived asset information by geographic area as of and for the fiscal years ended December 31, 2006, October 2, 2005 and October 3, 2004 and the three months ended December 31, 2005 (in thousands). The geographic sales dollars are determined generally based on the ultimate destination of the product.

	December 31, 2006	December 31, 2005	October 2, 2005	October 3, 2004
Net Sales:
United States	$355,024	$78,544	$397,755	$337,889
Mexico	128,869	14,016	108,544	99,609
Germany	92,675	4,745	—	—
Other Foreign	144,348	28,117	127,167	111,456

Long-lived Assets:	$720,916	$125,422	$633,466	$548,954

United States	$45,759	$37,617	$20,019	$6,988
Mexico	31,401	6,559	1,218	363
China	55,223	4,504	297	31
Other Foreign	30,961	20,519	20	—

	$163,344	$69,199	$21,554	$7,382

Note 21 Restructuring Activities and Discontinued Operations

2005 Restructuring Plan

During the fiscal year ended October 2, 2005, the Company began a number of restructuring activities to address difficult market dynamics, including increased Asian imports of apparel products, all with the goal of improving long-term return on investment. As a result of these restructuring activities, the Company recorded restructuring and impairment charges of $6.9 million during the 2005 fiscal year. The major elements of these activities included:

•	capacity and workforce reductions in North Carolina and Virginia, including the closing of the Cliffside denim plant in the bottom-weight woven apparel fabrics segment; and

•	consolidation of upholstery and contract jacquards fabrics operations in North Carolina (interior furnishings segment).

The closings, consolidations and workforce reductions outlined above resulted in the elimination of approximately 1,100 jobs in the United States with severance benefits paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service. These activities resulted in a pre-tax charge for restructuring of $7.1 million during the 2005 fiscal year as adjusted by $(0.5) million during the three months ended December 31, 2005 and $(0.6) during the 2006 fiscal year. The components of these charges included the establishment of a $4.2 million reserve for severance and COBRA benefits in the 2005 fiscal year as reduced by $0.5 million, non-cash pension curtailment and settlement charges of $2.1 million in the 2005 fiscal year as reduced by $0.6 million, and $0.4 million in fiscal year 2005 and $0.4 million in the 2006 fiscal for costs paid to relocate and convert equipment to new facilities that was charged to operations as incurred. The Company also recorded an impairment charge of $0.2 million and $0.1 million during fiscal year 2005 and the three months ended December 31, 2005, respectively, related to equipment located at its Cliffside, North Carolina operation.

Following is a summary of activity related to the 2005 restructuring reserves (in millions):

Severance and COBRA Benefits
2005 restructuring charge	$4.2
Payments	(0.4)

Balance at October 2, 2005	3.8
Payments	(1.2)

Balance at December 31, 2005	2.6
Adjustments	(0.5)
Payments	(1.9)

Balance at December 31, 2006	$0.2

2006 Restructuring Plans

In May 2006, the Company entered into an agreement pursuant to which it agreed to close its Reidsville, North Carolina weaving plant in the interior furnishings segment and transition all future production of U.S. produced mattress fabrics to a leased facility as part of an agreement with Tietex International. The Company received proceeds from the related sale of plant assets of $3.9 million. This restructuring resulted in the elimination of approximately 60 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $0.5 million during the 2006 fiscal year. The components of this charge included the establishment of a $0.2 million reserve for severance and COBRA benefits ($0.1 million of payments made as of December 31, 2006), $0.3 million for contract cancellations and costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred.

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities. Synthetic fabric production is being transitioned to the Company’s finishing plant located in Burlington, North Carolina. The Company intends to transfer its worsted finishing operations to its Raeford facility, which presently produces yarn for the worsted fabric. The transition of products and the closing of the Hurt facility is expected to be completed by the third fiscal quarter of 2007. This restructuring resulted in the elimination of approximately 675 jobs, mostly in the United States, with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $3.5 million during the 2006 fiscal year. The components of this charge included the establishment of a $2.7 million reserve for severance and COBRA benefits ($0.4 million of cash payments made as of December 31, 2006) and $0.3 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred. The Company also recorded an impairment charge of $0.5 million during fiscal year 2006 related to equipment located at these facilities.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina (bottom-weight woven apparel fabrics segment). In conjunction with this transition the plant will stop producing open-end yarns in order to further focus on being a niche supplier of premium denims. This restructuring resulted in the elimination of approximately 260 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $0.9 million during the 2006 fiscal year for the establishment of a reserve for severance and COBRA benefits (no cash payments made as of December 31, 2006).

In December 2006, the Company announced that it would be transitioning certain administrative functions from its Greenville, South Carolina location, and that it would be undertaking the consolidation of certain manufacturing operations in Germany. Expected costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 12 jobs in the United States and the planned elimination of approximately 30 jobs in Germany with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $1.1 million during the 2006 fiscal year for the establishment of a $1.1 million reserve for severance and benefits, with substantially all of these amounts expected to be paid in 2007. Of the $1.1 million reserve, approximately $0.9 million pertains to the Company’s automotive airbag cushions segment.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain Burlington House businesses within the interior furnishings segment and instructed management to seek potential buyers and negotiate sales of the related product lines or assets. The businesses being exited produced decorative fabrics and mattress fabrics as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. The Company recorded a related pre-tax restructuring charge of $2.3 million for severance and COBRA benefits, $0.5 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred as well as pre-tax asset impairment charges totaling $3.7 million. The Company announced in January 2007 that it had reached an agreement to sell certain assets of the mattress fabrics product line by entering into an asset purchase agreement dated January 11, 2007 with Culp, Inc. for $2.5 million in cash and 798,582 shares of Culp’s common stock. Amounts of revenue and pretax income (loss) reported in discontinued operations related to these businesses are $70.8 million and $(14.0) million for the year ended December 31, 2006, $22.0 million and $0.5 million for the three months ended 2005, $90.6 million and $(2.8) million for fiscal 2005 and $88.6 million and $1.7 million for fiscal 2004, respectively. The results of operations related to the Burlington House division are presented as discontinued operations in the consolidated statements of operations for all periods presented. Property, plant and equipment related to the discontinued operations meet the criteria for classification as “Assets held for sale” in the December 31, 2006 consolidated balance sheet under FASB Statement No. 144. The consolidated statements of operations for the fiscal years ended October 2, 2005 and October 3, 2004 have been restated to reflect discontinued operations.

Following is a summary of activity related to the 2006 restructuring reserves (in millions):

Severance and COBRA Benefits
2006 restructuring charges	$7.2
Payments	(0.5)

Balance at December 31, 2006	$6.7

The 2006 restructuring activity also resulted in pension curtailment charges of $5.6 million recognized in continuing operations and $0.8 million included in discontinued operations during the 2006 fiscal year.

Note 22 Early Retirement Incentive

In December 2006, the Company announced an early retirement incentive plan for certain salaried employees over age 55. In addition to receiving a severance benefit in accordance with the terms of the Company’s formal severance plan, all employees who elected to participate prior to the deadline of December 29, 2006 would also receive two months additional severance pay plus would be allowed to participate as active employees for one year in the Company’s medical and dental plan after termination. The related benefits accrued under this plan were not considered to be restructuring charges since the plan was voluntary. As a result, ITG recognized a pre-tax charge for early retirement incentive of $3.2 million during the December quarter of the 2006 fiscal year. The components of this charge included the establishment of a $2.6 million reserve for severance and COBRA benefits (no cash payments made as of December 31, 2006) and a non-cash pension curtailment charge of $0.6 million.

Note 23 Unaudited Quarterly Results

Unaudited quarterly financial information for the periods ended December 31, 2006 and 2005 are set forth below (in thousands, except per share data).

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Year Ended December 31, 2006
Net sales	$186,555	$185,843	$187,056	$161,462
Gross profit	18,656	18,516	15,774	7,236
Income (loss) from:
Continuing operations	3,844	(4,834)	(12,357)	(22,732)
Discontinued operations	5	(2,185)	805	(12,601)
Net income (loss)	3,849	(7,019)	(11,552)	(35,333)
Income (loss) per share, basic:
Continuing operations	$0.25	$(0.32)	$(0.80)	$(1.47)
Discontinued operations	0.00	(0.14)	0.05	(0.81)

Net income (loss)	$0.25	$(0.46)	$(0.75)	$(2.28)

Income (loss) per share, diluted:
Continuing operations	$0.23	$(0.32)	$(0.80)	$(1.47)
Discontinued operations	0.00	(0.14)	0.05	(0.81)

Net income (loss)	$0.23	$(0.46)	$(0.75)	$(2.28)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005 (1)
Year Ended December 31, 2005
Net sales	$184,307	$166,102	$143,848	$125,422
Gross profit	24,334	24,826	14,142	7,674
Income (loss) before extraordinary item from:
Continuing operations	4,557	5,776	(5,453)	(3,708)
Discontinued operations	165	(726)	(943)	342
Net income (loss)	1,885	5,050	(6,396)	(3,366)
Income (loss) per share, basic:
Continuing operations	$0.50	$0.57	$(0.50)	$(0.30)
Discontinued operations	0.02	(0.07)	(0.09)	0.03

Income (loss) before extraordinary item	$0.52	$0.50	$(0.59)	$(0.27)

Income (loss) per share, diluted:
Continuing operations	$0.44	$0.55	$(0.50)	$(0.30)
Discontinued operations	0.02	(0.07)	(0.09)	0.03

Income (loss) before extraordinary item	$0.46	$0.48	$(0.59)	$(0.27)

(1)	The results of operations of SCI have been combined with ITGH’s results beginning December 3, 2005. Results of operations prior to that date include only ITGH’s results. See Note 2 for description of the Merger and the impact of accounting rules and basis of presentation.

The following table presents the results of operations of ITGH for the three month periods ended December 31, 2005 and December 31, 2004, respectively, combined with the results of operations of SCI for the one month periods then ended.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations

(amounts in thousands, except per share data)

	Three Months Ended December 31, 2005	Pro Forma Three Months Ended December 31, 2004
		(Unaudited)
Net sales	$125,422	$155,392
Cost of goods sold	117,748	143,143

Gross profit	7,674	12,249
Selling and administrative expenses	10,320	14,755
Expenses associated with certain share transactions	2,965	—
Stock-based compensation and related cash bonus expense	195	—
Start-up costs on international initiatives	344	—
Gain on disposal of assets	(1,276)	(227)
Settlement/curtailment gain on retiree medical plans	—	(8,153)
Provision for restructuring and impairment	(407)	—

Income (loss) from operations	(4,467)	5,874

Other income (expense):
Interest income	661	67
Interest expense	(947)	(1,334)
Other income (expense)	(22)	1,126

	(308)	(141)

Income (loss) from continuing operations before income taxes, equity in income (losses) of unconsolidated affiliates and minority interest	(4,775)	5,733
Total income tax (expense) benefit	1,731	(2,178)
Equity in income (losses) of unconsolidated affiliates	(690)	619
Minority interest in losses of consolidated subsidiaries	26	—

Income (loss) from continuing operations	(3,708)	4,174
Income (loss) from discontinued operations, net of income tax (expense) benefit of $(193) and $170, respectively	342	(302)

Net income (loss)	$(3,366)	$3,872

Net income (loss) per common share, basic:
Income (loss) from continuing operations	$(0.30)	$0.38
Income (loss) from discontinued operations	0.03	(0.03)

	$(0.27)	$0.35

Net income (loss) per common share, diluted:
Income (loss) from continuing operations	$(0.30)	$0.35
Income (loss) from discontinued operations	0.03	(0.03)

	$(0.27)	$0.32

Weighted average number of shares outstanding, basic	12,431	10,891
Weighted average number of shares outstanding, diluted	12,431	12,364

Note 24 Subsequent Events

Debt and Preferred Stock Financing

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with WLR II. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68 million of indebtedness owed to WLR II (see Note 7), repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Preferred Stock of the Company.

Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Preferred Stock at a price of $25.00 per share, for a total purchase price of $50.0 million.

On March 8, 2007, the Company announced that it had entered into a Stock Exchange Agreement with WLR III and certain other parties thereto, pursuant to which the Company has agreed to acquire (the “Acquisition”) all of the outstanding shares of BST US Holdings, Inc. (“BST Holdings”) in exchange for the issuance of $84.0 million of Preferred Stock. BST Holdings owns the BST Safety Textiles business (“BST”). BST, based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive air bags as well as narrow fabrics for seat belts and military and technical uses. Completion of the Acquisition occurred in April 2007. The Company does not currently have access to all of the information necessary to disclose the results of operations or a condensed balance sheet for BST at this time.

International Textile Group, Inc.

and Subsidiary Companies

Schedule II

Schedule II - Valuation and Qualifying Accounts (in thousands)

		Additions
	Beginning Balance	Charged (Credited) to Costs and Expenses	Due to Mergers and Acquisitions	Deductions/ Write-Offs	Ending Balance
For the Forty-seven Weeks ended October 3, 2004:
Allowance for doubtful accounts and anticipated returns	$3,850	$(28)	$5,000	$(1,222)	$7,600
Valuation allowance for deferred tax assets	—	—	—	—	—

	$3,850	$(28)	$5,000	$(1,222)	$7,600

For the period from October 4, 2004 to October 2, 2005:
Allowance for doubtful accounts and anticipated returns	$7,600	$64	$—	$(1,155)	$6,509
Valuation allowance for deferred tax assets	—	—	—	—	—

	$7,600	$64	$—	$(1,155)	$6,509

For the period from October 3, 2005 to December 31, 2005:
Allowance for doubtful accounts and anticipated returns	$6,509	$255	$512	$41	$7,317
Valuation allowance for deferred tax assets	—	20	669	—	689

	$6,509	$275	$1,181	$41	$8,006

For the period from January 1, 2006 to December 31, 2006:
Allowance for doubtful accounts and anticipated returns	$7,317	$2,624	$—	$(490)	$9,451
Valuation allowance for deferred tax assets	689	23,613	27,190	(39)	51,453

	$8,006	$26,237	$27,190	$(529)	$60,904