Form 10-K/A
period 2006-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2007-04-30
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that WL Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,503,801.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2007
Common Stock, par value $.01	17,479,996 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

EXPLANATORY NOTE

International Textile Group, Inc. (the “Company”) filed its annual report on Form 10-K (the “Form 10-K”) with the Securities and Exchange Commission (the “Commission”) on April 24, 2007. This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely for the purpose of filing the information required in Part III of Form 10-K within 120 days after the Company’s fiscal year end, pursuant to General Instruction G(3) of Form 10-K. In connection with the filing of this Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company is also filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Unless otherwise expressly set forth herein, this Amendment does not modify or update the disclosure in, or exhibits to, the Form 10-K or reflect events occurring after the filing of the Form 10-K.

As more fully set forth in the Form 10-K, on October 20, 2006, the Company completed its previously announced combination (the “Combination”), through a negotiated merger transaction, with ITG Holdings, Inc. (f/k/a International Textile Group, Inc., “Former ITG”). In connection therewith, the Company changed its name from Safety Components International, Inc. (“SCI”) to International Textile Group, Inc.

ii

iii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides the names, ages and positions of the individuals who serve as members of the board of directors, or as executive officers, of the Company:

Name	Age	Positions and Offices
Wilbur L. Ross, Jr.	69	Chairman of the Board of Directors
Joseph L. Gorga	54	President and Chief Executive Officer and Director
Gary L. Smith	48	Executive Vice President and Chief Financial Officer and Director
Robert E. Garren	50	Vice President, Human Resources and Corporate Communications
Samir M. Gabriel	49	Vice President and Controller
Neil W. Koonce	59	Vice President and General Counsel
Karyl P. McClusky	49	Vice President and Treasurer
Russell M. Robinson III	48	Vice President and Corporate Secretary
John L. Bakane	55	President, Cone Denim
Thomas E. McKenna	48	President, Sales and Marketing, Cone Denim
Kenneth T. Kunberger	47	President, Burlington Worldwide
J. Derrill Rice	46	President, Burlington House
James W. Payne	57	President, Carlisle Finishing
Stephen B. Duerk	65	President, Automotive Safety Components
Stephen W. Bosworth	67	Director
Michael J. Gibbons	36	Director
David H. Storper	41	Director
Dr. Daniel D. Tessoni	59	Director
David L. Wax	54	Director
Pamela K. Wilson	60	Director

Wilbur L. Ross, Jr. is Chairman of the Board of the Company. Mr. Ross is Chairman and Chief Executive Officer of WL Ross & Co. LLC (“WLR”), a merchant banking firm, a position he has held since April 2000. He is Chairman of the Board of Directors of Nano-Tex, LLC. He also serves on the board of the following companies: International Coal Group, Inc., Syms Corp., Clarent Hospital Corp. and Phoenix International Holding Co. of the United States; Mittal Steel Company, N.V. of the Netherlands; Insuratex, Ltd. of Bermuda; Nikko Electric Industry Co. Ltd. and Ohizumi Manufacturing Company of Japan; Blue Ocean Re and Montpelier Re Holdings Ltd. In Bermuda; International Auto Components Group SL in Europe and Brazil; and Wagon PLC in Europe.

Joseph L. Gorga is the President and Chief Executive Officer, and a director, of the Company. Mr. Gorga has been President and Chief Executive Officer of ITG and a member of its board of directors since the completion of the Combination of SCI and Former ITG. Prior thereto, he held those same positions with Former ITG from Former ITG’s inception in August 2004. Prior to that, Mr. Gorga served as President and Chief Executive Officer of Burlington Industries LLC, a manufacturer of textile products for apparel and interior furnishing products, from 2003 to 2004, during which time he oversaw the integration of Burlington Industries LLC and Cone Denim LLC. He served as Executive Vice President of Burlington Industries Inc. from December 2002 until 2003, and as Chief Executive Officer of CMI Industries, a manufacturer of textile products, from 1999 to 2002. Mr. Gorga is also a member of the board of directors of Nano-Tex, LLC.

Gary L. Smith is the Executive Vice President and Chief Financial Officer, and a director, of the Company. Mr. Smith has been Executive Vice President and Chief Financial Officer of ITG and a member of its board of directors since the completion of the Combination. Prior thereto, he held those positions with Former ITG from Former ITG’s inception in August 2004. Prior to that, Mr. Smith served as Executive Vice President and Chief Financial Officer of Cone Mills Corporation, a manufacturer of textile products, primarily denim, for apparel and interior furnishing products, from 1999 to 2004.

Robert E. Garren is Vice President, Human Resources and Corporate Communications of the Company. Mr. Garren has been Vice President, Human Resources and Corporate Communication of ITG since the completion of the Combination. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, he served as Vice President, Human Resources and Corporate Communications of Burlington Industries from 2003 to 2004, and as Director of Compensation and Benefits of Burlington Industries from 1998 to 2003.

Samir M. Gabriel is Vice President and Controller of the Company. Mr. Gabriel has been the Vice President and Controller of ITG since the completion of the Combination. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, he was Controller of Cone Mills from 2001 to 2004.

Neil W. Koonce is Vice President and General Counsel of the Company. Mr. Koonce has been the Vice President and General Counsel of ITG since the completion of the Combination. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, Mr. Koonce served as General Counsel of Cone Mills from 1987 to 1989, General Counsel and Vice President of Cone Mills from 1989 to 1999 and Vice President, General Counsel and Secretary of Cone Mills from 1999 to 2004.

Karyl P. McClusky is Vice President and Treasurer of the Company. Ms. McClusky has been the Vice President and Treasurer of ITG since the completion of the Combination. Prior thereto, she held those positions with Former ITG from its inception in August 2004. Prior to that, she was Treasurer of Burlington Industries from 1999 to 2004.

Russell M. Robinson III is Vice President and Corporate Secretary of the Company. Mr. Robinson has been the Vice President and Corporate Secretary of ITG since the completion of the Combination. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, Mr. Robinson was Assistant General Counsel and Secretary of Burlington Industries from 2001 to 2004.

John L. Bakane is President of the Cone Denim division of the Company. Mr. Bakane has been the President of the Cone Denim division of ITG since the completion of the Combination. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, Mr. Bakane served as President and Chief Executive Officer of Cone Mills from 1998 to 2004 and Chairman of the Board of Directors of Cone Mills from 2003 to 2004.

Thomas E. McKenna is President, Sales and Marketing of the Cone Denim division of the Company. Mr. McKenna has been the President, Sales and Marketing of the Cone Denim division of ITG since the completion of the Combination. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, he was Executive Vice President, Denim Merchandising and Marketing of Cone Mills from 2001 to 2004.

Kenneth T. Kunberger is President of the Burlington WorldWide division of the Company. Mr. Kunberger has been President of the Burlington Worldwide division of ITG since the completion of the Combination. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, he served as Executive Vice President, Sales and Marketing, of the Sportswear and Casualwear divisions of Burlington Industries from 1998 to 2002, as President of Burlington Industries Worldwide—North America division from 2002 to 2004, and as President of Burlington Industries’ Apparel Fabrics division in 2004.

J. Derrill Rice is President of the Burlington House division of the Company and has held this position since the completion of the Combination. Prior to that, Mr. Rice was the President of the Burlington House division of Former ITG since December 2004. Prior to that, he served as President of New Business for Interface Fabrics Group, a division of Interface, Inc., a manufacturer of carpet, from 2002 to 2003, and President of Chatham, Inc., a designer and manufacturer of woven fabrics, from 2000 to 2002.

James W. Payne is President of the Carlisle Finishing division of the Company and has held this position since the completion of the Combination. Prior to that, Mr. Payne was the President of the Carlisle Finishing division of Former ITG since 2005 and Executive Vice President of the Carlisle Finishing division of Former ITG from August 2004 to 2005. Prior to that, he served as Executive Vice President of the Carlisle Finishing division of Cone Mills from 1997 to 2004.

Stephen B. Duerk is President of the Automotive Safety Components division of the Company and has held this position since the completion of the Combination. Prior to that, Mr. Duerk was the President of SCI since June 2006. Prior to that, he served as Vice President of SCI and President of the North American Automotive Group of SCI from June 1998 to June 2006.

Stephen W. Bosworth has been a member of the board of directors of the Company since the completion of the Combination. Prior to that, Mr. Bosworth was a member of the board of directors of Former ITG since December 2004. He has been Dean of The Fletcher School of Law and Diplomacy at Tufts University, Medford, Massachusetts since February 2001. Prior to that, Mr. Bosworth served as United States Ambassador to the Republic of Korea from November 1997 to February 2001 and prior to that Mr. Bosworth served as the Executive Director of the Korean Peninsula Energy Development Organization, an inter-governmental organization established by the United States, the Republic of Korea and Japan to deal with North Korea.

Michael J. Gibbons has been a director of the Company since December 2005 and the Chief Financial Officer of WLR since July 2002. From 1996 to July 2002 Mr. Gibbons was a Senior Manager of the Hedge Fund/Investment Partnership specialty practice group of Marcum & Kliegman LLP, a public accounting and financial consulting firm. Mr. Gibbons is licensed as a certified public accountant in the State of New York and graduated from Pace University with a B.A. in Business Administration.

David H. Storper has been a director of the Company since December 2005 and Senior Managing Director of WLR since its founding in April 2000. He holds a B.S. from Columbia University’s School of Engineering and Applied Science and an M.B.A. from Columbia University.

Dr. Daniel D. Tessoni has been a director of the Company since May 2005. Dr. Tessoni holds a Ph.D. in accounting and finance from Syracuse University, is an assistant professor of accounting at the College of Business at the Rochester Institute of Technology in Rochester, New York, and has been a member of the accounting faculty since 1974. He is licensed as a certified public accountant in the State of New York. He is also the owner of Value Based Management Associates, through which he provides financial training and consulting services to a wide variety of publicly and privately held companies. Dr. Tessoni served as a director of ACC Corp., a multinational provider of telecommunication services, from 1987 until its acquisition by Teleport Communications Group Inc. (now part of AT&T) in 1998, and was the chair of its audit committee and a member of its executive, compensation and nominating committees and several special committees. He is a member of the Board of Trustees of Keuka College, where he serves as the chair of its audit committee and a member of its executive committee, and is a director of Genesee Regional Bank, a community bank in Rochester, New York, where he serves as the chair of its audit committee.

David L. Wax has been a member of the board of directors of the Company since the completion of the Combination. Prior to that, Mr. Wax was a member of the board of directors of Former ITG since its inception in August 2004. He is a Managing Director of WLR, a position he has held since 2000. Prior to that time, he was a Managing Director at Rothschild, Inc., an investment banking firm, where he was active in restructuring and workouts for over 10 years. Before joining Rothschild, Mr. Wax was with Bankers Trust for 15 years.

Pamela K. Wilson has been a member of the board of directors of the Company since the completion of the Combination. Prior to that, Ms. Wilson was a member of the board of directors of Former ITG since its inception in August 2004. She is a Senior Vice President of WLR, a position she has held since 2000. Prior to that, she was with Rothschild, Inc. from 1998 to 2000. Before joining Rothschild, Ms. Wilson was with J.P. Morgan & Co. for over twenty years, most recently with responsibility for J.P. Morgan’s distressed debt research effort.

The term of office of each executive officer expires when a successor is elected and qualified. There was no, nor is there presently, any arrangement or understanding between any officer or director and any other person (except directors or officers acting solely in their capacities as such) pursuant to which the officer or director was selected.

Audit Committee

The Company’s board of directors has a standing audit committee currently composed of three directors, Dr. Daniel D. Tessoni (chair), Michael J. Gibbons and David L. Wax. The Company’s board of directors has determined that Dr. Tessoni is an audit committee financial expert (within the meaning of Item 401(h) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) with respect to the Company. The common stock of the Company is listed on the Over-the-Counter Bulletin Board and not on the NYSE or any other exchange; however, the Company’s board of directors has determined that Dr. Tessoni is independent within the meaning of NYSE Rule 303A.02 and Rule 10A-3(b) promulgated under Section 10A of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as to its directors and other employees. A copy of the code of ethics has been filed as Exhibit 14.1 to the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2007. If we make any amendment to this code of ethics, other than a technical, administrative, or non-substantive amendment, or we grant any waiver from a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, we will disclose the nature of the amendment or waiver in a report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, are required to file initial reports of ownership and reports of certain changes in ownership with the SEC. Based solely upon our review of copies of such reports for our 2006 fiscal year, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, have complied with all applicable filing requirements for our 2006 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Report of the Compensation Committee

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed with the management of the Company the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Wilbur L. Ross, Jr.
David L. Wax
David Storper
Stephen W. Bosworth

Compensation Discussion and Analysis

Overview

The following compensation discussion and analysis provides an overview of the Company’s compensation objectives and policies, the elements of compensation that we provide to our executive officers, and the material factors that were considered in making the decisions to pay such compensation. Following this discussion, we have provided a series of tables containing specific information about the compensation earned by and paid to the following individuals, whom we refer to as our Named Executive Officers:

•	Joseph L. Gorga, President and Chief Executive Officer;

•	Gary L. Smith, Executive Vice President and Chief Financial Officer;

•	John L. Bakane, President, Cone Denim;

•	Kenneth T. Kunberger, President, Burlington WorldWide; and

•	Thomas E. McKenna, President, Sales and Marketing, Cone Denim.

The Compensation Committee of the Board of Directors (the “Committee”) has the responsibility to formulate and approve the annual compensation for the Company’s executive officers. The Committee consists of Messrs. Ross, Bosworth, Storper and Wax.

On October 20, 2006, the Company completed its previously announced combination (the “Combination”), through a negotiated merger transaction, with ITG Holdings, Inc. (f/k/a International Textile Group, Inc., “Former ITG”). Prior to the completion of the Combination, all of the Named Executive Officers were officers of Former ITG, and all compensation paid for services prior to such date was paid by Former ITG. Beginning on October 20, 2006, all of the Named Executive Officers began their service as officers of the Company, and all compensation paid for services on or after such date was paid by the Company.

In order to provide more complete information regarding the compensation both earned by and paid to the Named Executive Officers, unless otherwise noted, the information in the tables below includes all such compensation during 2006, whether paid or on behalf of Former ITG or the Company.

Compensation Philosophy and Objectives

The Company’s compensation program for executive officers, including the Named Executive Officers, is designed to attract and retain key individuals who can further the strategic objectives of the Company. Additionally, the program is designed to motivate these key employees to achieve specified organizational goals and to reward them for superior performance. Individual compensation elements are designed to reward both short and long term performance with the goal of increasing stockholder value over the long term. The Company encourages equity ownership among its executives through, among other things, periodic stock-based incentive awards and related mandatory holding periods for certain of those equity award grants.

Overview of Compensation and Process

The elements of the Company’s executive compensation program are: base salary, an annual incentive opportunity, long term equity awards, retirement and other benefits, and perquisites. Taken together, these elements are designed to attract and retain the necessary executive talent, reward annual performance, provide incentives for a balanced focus on the Company’s long-term strategic goals and provide incentives to increase stockholder value. The Company is party to employment agreements with each of the Named Executive Officers. Each of these agreements provides for a contractual level of base salary. Within any parameters set out in an applicable employment agreement, the Committee determines the level of compensation for each executive officer based upon a number of factors it deems relevant, including corporate or business unit performance against established goals, the market environment in which the Company operates, the performance of general management responsibilities, and the required efforts necessary for the attainment of long-term strategic goals. The Committee desires to set base salaries at the level necessary to attract and retain key management and professional staff, as described in more detail below, and to couple those base salaries with compelling incentive opportunities based on the achievement of short-term annual goals. The Committee also considers the provision of annual equity incentive awards to provide long term incentives to increase the value of the Company for its stockholders. For executive officers, the combined potential for annual cash incentive awards and long-term equity incentive awards can, in some years, comprise a substantial portion of total annual compensation.

Role of Executive Officers and Outside Parties in Compensation Decisions

The Committee makes all compensation decisions for the Company’s executive officers and approves recommendations regarding annual incentive and equity awards to all of the Company’s executives. While the Chief Executive Officer makes recommendations to the Committee regarding base salary adjustments, annual incentive awards, and equity awards for all Company executives, the Committee has the final authority to make these decisions, and may accept, reject or modify the CEO’s recommendations.

In light of a number of then-ongoing corporate initiatives, with respect to 2006 compensation decisions, the Company did not engage any outside, or independent, consultant for assistance with respect to executive and/or director compensation matters. With respect to 2007 compensation matters, the Company has engaged the services of Mercer Human Resource Consulting LLC (“Mercer”) to advise on matters pertaining to the Company’s executive compensation program. Among other items, Mercer has been engaged to review the participation levels and structure of the Company’s annual incentive compensation program, to provide guidance regarding the structure and participation levels of a long term incentive plan, and to assess the competitiveness of base salary levels of the Company’s executive officers. Mercer is also expected to consult with members of the Committee in an advisory capacity.

Components of Compensation

Base Salary

The base salary is the fixed portion of an executive’s annual compensation and is intended to recognize fundamental market value for the skills and experience of the individual relative to the responsibilities of his position with the Company. Within the parameters established in each executive officer’s employment agreement, Chief Executive Officer makes periodic recommendations to the Committee concerning base salaries and salary adjustments (other than with respect to his own base salary), and the Committee reviews those recommendations and, in its sole discretion, approves adjustments as it deems appropriate. The Chief Executive Officer and the Committee in 2006 considered, and in the future may consider, factors such as individual performance, comparison with other executives either at the Company or at other companies with similar responsibilities, changes in job scope or responsibilities, and market information related to total compensation provided at industry and size-relevant companies (in the form of third party salary surveys or similar instruments) in determining base salary adjustments for executive officers. The Committee, in its sole discretion, but within the parameters set out in the Chief Executive Officer’s employment agreement, is responsible for establishing the base salary level for the Chief Executive Officer. The Committee in 2006 considered, and in the future may consider, factors such as individual performance, market information and third party salary surveys, among other factors, in the establishment of the base salary for the Chief Executive Officer.

Annual Incentive Compensation

Unlike base salary, which is fixed, annual incentive compensation is intended to vary as a direct reflection of Company and individual performance over a twelve-month period. The Company’s Annual Incentive Plan (the “AIP”) is designed to reward executive officers in the form of cash bonuses for the achievement of annual financial and other operating goals. The Committee, with input from the Chief Executive Officer, annually establishes certain performance measures and operating goals for the AIP and establishes payout levels under the AIP for the Company’s executive officers. For 2006, the goal established under the plan was based on Return on Invested Capital (“ROIC”). “Threshold,” “Target” and “Excellence” levels of performance were established for each operating unit in the Company. Payout opportunity for each level of performance was established by the Committee and expressed as a percentage of base salary. In addition, the Committee provided the Chief Executive Officer with access to additional, discretionary funds to recognize superior participant performance in the attainment of key strategic initiatives that may not have been otherwise recognized under the AIP. The Committee is exclusively responsible for establishing the performance objectives and payout levels for the Chief Executive Officer. At the completion of each fiscal year, the Committee reviews the Company’s actual results in comparison to established performance targets and decides on the appropriate level of the Company’s incentive awards to be paid in light of all relevant factors.

Based on the Company’s progress in achieving certain stated strategic objectives including, but not limited to the Company’s international initiatives, domestic restructuring, and merger activities, including the completion of the Combination, the Committee decided to make award payouts from the previously authorized funds to certain executive officers, other than the Chief Executive Officer. Such payments were recommended by the Chief Executive Officer and approved by the Committee. Because certain pre-established performance targets were not realized by the Company in 2006, no payments under the AIP were made to the Chief Executive Officer.

Equity Incentive Awards

Long-term equity incentive awards, which have historically been made in the form of grants of options exercisable for our common stock or awards of restricted shares of our common stock, are granted with the intent to reward performance over a multi-year period with clear links to performance criteria and long-term stockholder value. The Committee believes that awards with a substantial risk of forfeiture in the shorter-term help to focus the executive officers on long-term value, and also provide retention benefits. With the goal of providing executive officers with a stake in the Company and encouraging participants to focus on long-term Company performance, the Committee has, in the past, elected to make awards in the form of restricted stock and non-qualified stock options. The realized compensation from these incentives will vary as a reflection of stock price or other financial performance over time.

With respect to awards made to certain executive officers, including each of the Named Executive Officers, restricted stock grants have historically contained a “holding requirement” requiring the recipient to hold 50% of the awarded shares for a period ranging from four to seven years from the date of the grant. For the Named Executive Officers, this holding period is seven years.

Historically, the Committee has considered general information concerning marketplace trends in deciding whether to grant long term incentive awards, but there is no established formula, policy or timeframe for the granting of individual awards to executive officers. Instead, the Committee has chosen to make periodic award grants based on the level of job responsibility of the proposed recipient, the potential for the recipient’s performance to assist in the attainment of long-term goals, and the perceived importance of retaining the recipient’s services.

After taking into account a number of factors including, but not limited to, the completion of the Combination in October 2006 and related matters such as the appointment of a significant number of new executive officers and their then-existing level of equity ownership in the Company (based on prior equity incentive grants by Former ITG, which became exercisable for shares of the Company’s common stock), the Committee determined not to make grants of equity incentive awards to any of the Named Executive Officers in 2006. The Committee, with the input of Mercer, is considering the establishment, and any appropriate parameters, of a new equity incentive plan as a component of total compensation for the Company’s executive officers in 2007.

Perquisites

The Company provides the Named Executive Officers and certain other executive officers with perquisites that the Company and the Committee believe are reasonable and consistent with its overall compensation objectives. The Company and the Committee believe that such perquisites should be competitive in value, type and amounts as compared to the industry and similar manufacturing companies; in this light, the Company does not provide supplemental pension arrangements or post-retirement health coverage to executives. The Committee periodically reviews the type and amount of perquisites provided or made available to executive officers.

Perquisites provided in 2006 included car allowances, supplemental long-term disability coverage and supplemental life insurance benefits.

Post-Employment Compensation

The Company does not provide supplemental pension arrangements or post-retirement health coverage for executive officers or any other employees. However, executives, and all other U.S. employees, are eligible to participate in the Company’s tax-qualified Section 401(k) defined contribution plan. Under this plan, the Company provides a matching contribution of 100% of the first 3% of the participant’s eligible compensation that is contributed to this plan and 50% of the next 2% of the participant’s eligible contributed compensation. All Named Executive Officers participated in this 401(k) plan during 2006 and received matching contributions in accordance with this matching formula.

Nonqualified Deferred Compensation

The Company does not provide an active, ongoing nonqualified deferred compensation plan for the benefit of its executives or any other employees. The Company maintains a legacy deferred compensation, or “KEYSOP” plan. This KEYSOP plan no longer allows deferrals, and there is only one remaining participant under this KEYSOP plan.

Tax and Accounting Implications

As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that a corporation may not deduct remuneration in excess of $1 million that is paid to certain individuals. The Company believes that compensation paid under its incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to recognize meritorious performance or to ensure competitive levels of total compensation for its executives.

In connection with this review, the Committee has determined that it was in the Company’s interests to pay the income tax consequences, which the Named Executive Officers otherwise would have been required to assume, as a result of the continued post-vesting holding period requirement imposed by the Company in connection with the grant of equity incentive awards. The Committee expects to review and consider this matter in the future as it deems it appropriate.

Summary Compensation Table

The following table sets forth information regarding the compensation of the Named Executive Officers, consisting of our principal executive officer, principal financial officer, and other three most highly compensated officers who were serving as executive officers as of December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joseph L. Gorga President and Chief Executive Officer (5)	2006	$600,000	$0	$177,918	$21,034	$0	$0	$164,233	$963,185
Gary L. Smith Executive Vice President and Chief Financial Officer	2006	$400,000	$0	$63,541	$7,011	$65,000	$0	$76,656	$612,209
John L. Bakane President, Cone Denim	2006	$549,996	$0	$51,681	$6,661	$35,000	$0	$70,761	$714,098
Kenneth T. Kunberger President, Burlington Worldwide	2006	$300,000	$0	$38,124	$4,908	$40,000	(1,166)	$55,521	$437,387
Thomas E. McKenna President, Sales and Marketing, Cone Denim	2006	$300,000	$0	$38,124	$4,908	$30,000	$0	$52,410	$425,442

1.	Represents the value per share ($9.99) of restricted stock which vested in 2006 determined in accordance with FASB Statement No. 123(R), Share Based Payment.
2.	Amounts have been calculated utilizing the relevant provisions of FASB Statement No. 123(R), Share Based Payment. See Note 1(r) in the notes to consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006 for the relevant assumptions used in determining the value of option awards.
3.	Represents payouts under the AIP.
4.	Represents payments made by the Company to reimburse such individuals for their income taxes due as a result of the vesting of certain restricted stock grants in 2006, for Mr. Gorga, $131,850; for Mr. Smith, $47,090; for Mr. Bakane, $38,300; for Mr. Kunberger, $28,254; for Mr. McKenna, $28,254. Also includes Company matching contributions to the Company’s 401(k) Savings Plan in 2006, car allowances, premiums for supplemental long-term disability coverage, and premiums for supplemental life insurance benefits.
5.	Excludes certain amounts received for service as a director of the Company prior to becoming an executive officer thereof.

Grants of Plan Based Awards

As described in more detail above, the Committee determined not to award any plan-based equity incentive awards during 2006. The table below summarizes certain previous grants of plan based awards, which grants were made by Former ITG and related to shares of common stock of Former ITG. In accordance with the terms of the agreement governing the Combination, those awards were assumed by the Company and converted into the number of shares, or options exercisable for shares, of common stock, as applicable, of the Company after applying the exchange ratio and related adjustments as set out in the agreement governing the Combination.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options(1) (#)	Exercise or Base Price of Option Awards(2) ($/Share)	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Joseph L. Gorga	(4)	—	—	—	—	—	—	142,477	100,764	$10.10	$311,060
Gary L. Smith	(4)	—	—	—	—	—	—	50,844	33,587	$10.10	$103,682
John L. Bakane	(4)	—	—	—	—	—	—	41,386	31,908	$10.10	$98,503
Kenneth T. Kunberger	(4)	—	—	—	—	—	—	30,530	23,510	$10.10	$72,579
Thomas E. McKenna	(4)	—	—	—	—	—	—	30,530	23,510	$10.10	$72,579

1.	Each of the Named Executive Officers received grants of restricted shares and non-qualified stock options in 2005 from Former ITG as follows:

	Restricted Shares	Stock Options
Mr. Gorga	210,000	150,000
Mr. Smith	75,000	50,000
Mr. Bakane	61,000	47,500
Mr. Kunberger	45,000	35,000
Mr. McKenna	45,000	35,000

In accordance with the terms of the agreement governing the Combination, the above restricted shares, or options to acquire shares, of common stock, as applicable, of Former ITG were assumed by the Company and converted into restricted shares, or options to acquire shares, of common stock, as applicable, of the Company by applying the exchange ratio and related adjustments as set forth in the agreement governing the Combination. The number of restricted shares and options to acquire shares of common stock of the Company set out in the table above reflects shares of common stock of the Company after applying such exchange ratio and related adjustments.

2.	The exercise price of stock options is the fair value thereof at the original date of grant, adjusted in accordance with the provisions of the agreement governing the Combination.
3.	Reflects the value of unvested options held at October 20, 2006 using the Black-Scholes value of $6.86 per unvested option, which is consistent with the provisions of FASB Statement No. 123(R).
4.	Assumes a grant date of October 20, 2006, the date of completion of the Combination and conversion of prior grants into shares of, or options exercisable for shares of, the Company’s common stock as described above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to all unexercised stock options and unvested restricted stock grants previously awarded to the Named Executive Officers, as of December 31, 2006, the Company’s fiscal year-end. All of the stock options and unvested restricted stock grants listed below were granted by Former ITG under its equity incentive plan in effect prior to the completion of the Combination and, in connection therewith, were converted into options to purchase shares, or restricted shares, as applicable, of the Company’s common stock after applying the exchange ratio and related adjustments as provided for in the agreement governing the Combination. All of the awards set out below contained a time, but not a performance, based vesting component.

Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (1) (#)	Number of Securities Underlying Unexercised Options Unexercisable (2) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (3) (#)	Market Value of Shares or Units of Stock that Have Not Vested (4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Joseph L. Gorga	55,420	45,344	0	$10.10	9/26/2015	53,429	$659,848	0	$0
Gary L. Smith	18,473	15,114	0	$10.10	9/26/2015	19,082	$235,663	0	$0
John L. Bakane	17,549	14,359	0	$10.10	9/26/2015	15,520	$191,672	0	$0
Kenneth T. Kunberger	12,930	10,580	0	$10.10	9/26/2015	11,449	$141,395	0	$0
Thomas E. McKenna	12,930	10,580	0	$10.10	9/26/2015	11,449	$141,395	0	$0

1.	These options vested on September 30, 2005 and 2006.
2.	One-third (1/3) of these options will vest on September 30 of each of 2007, 2008 and 2009.
3.	The restrictions on one-third (1/3) of these shares will lapse on September 30 of each of 2007, 2008 and 2009.
4.	Share value is determined by multiplying the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board on December 31, 2006 by the number of shares.

Option Exercises and Stock Vested

The following table includes certain information with respect to options exercised and the number of shares of the Company’s common stock acquired upon the lapse of certain restrictions by the Named Executive Officers during the fiscal year ended December 31, 2006. All shares acquired upon the lapse of certain restrictions were shares of common stock of Former ITG which were granted under the equity incentive plan of Former ITG and were converted into shares of common stock of the Company upon completion of the Combination in accordance with the terms of the agreement governing the Combination.

Option Exercises and Stock Vested

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Joseph L. Gorga	0	$0	17,809	$183,488
Gary L. Smith	0	$0	6,360	$65,531
John L. Bakane	0	$0	5,173	$53,299
Kenneth T. Kunberger	0	$0	3,816	$39,319
Thomas E. McKenna	0	$0	3,816	$39,319

1.	Because the common stock of Former ITG was not publicly traded on September 30, 2006, the date of vesting, the fair market value of such stock was estimated by reference to the book value thereof.

Pension Benefits

The Company does not maintain any active, ongoing nonqualified deferred compensation plan. The Company maintains a legacy deferred compensation plan, the Retirement System of Burlington Industries LLC and Affiliated Companies (the “Plan”). The Plan is a defined benefit pension plan covering certain employees of International Textile Group, Inc. and affiliated companies. The Plan was amended effective October 1, 2003 to suspend employee contributions, and to prevent participation from new members, effectively “freezing” the Plan. The Plan provides an annual benefit payable to an eligible member at age 65 equal to the greater of (a) the sum of (i) the number of years of the member’s continuous participation prior to October 1, 1984, multiplied by the sum of 0.75% of the first $12,000 of such pension’s annual salary at September 30, 1984, plus 1.5% of the excess over $12,000, and (ii) one-half of the member’s contributions after September 30, 1984, (b) one-half of the member’s total contributions or (c) an amount determined under applicable Federal law requiring a minimum return on a participant’s personal contributions. This benefit represents a life annuity with a guaranteed minimum return on personal contributions and may, at the participant’s election, be paid as a lump sum.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit (1) ($)	Payments During Last Fiscal Year ($)
Joseph L. Gorga	N/A	N/A	N/A	N/A
Gary L. Smith	N/A	N/A	N/A	N/A
John L. Bakane	N/A	N/A	N/A	N/A
Kenneth T. Kunberger	The Retirement System of Burlington Industries LLC and Affiliated Companies	8	$39,073	$0
Thomas E. McKenna	N/A	N/A	N/A	N/A

1.	The present value calculation is based on the accounting cost assumptions used for the Company’s year-end disclosure statement under FASB Statement No. 132(R) for 2005 and FASB No. 158 for 2006.

Employment Agreements, Termination of Employment Arrangements and Change of Control Payments

The Company has entered into employment agreements with each of the Named Executive Officers. These agreements have a term of three years (in the case of Mr. Gorga) or two years (in the case of other Named Executive Officers), and each agreement has an automatic one year renewal, unless either the applicable executive or the Company gives the other party two months’ notice of non-renewal. The Committee believes that such agreements are necessary to attract and retain superior executive talent willing to focus on the long-term success of the Company. Each agreement provides that the party will be eligible to receive severance payments in the event of a termination without “cause” (as defined in each employment agreement) or a termination for “good reason” (as defined in each employment agreement). In the event of a termination without “cause” or with “good reason”, the applicable Named Executive Officer is entitled to a payment equal to two times his then-current base salary plus two times the average of the Named Executive Officer’s previous three years annual bonus (except in the case of Mr. Gorga, who would be entitled to three times his base salary, and three times the average of his previous three years’ annual bonus in such event). Further, if the Company chooses not to renew a Named Executive Officer’s agreement, that Named Executive Officer would be entitled to one year’s base salary plus the average of his previous three years’ annual bonus (except for Mr. Gorga, who would be entitled to two times his base salary and two times the average of his previous three years’ annual bonus in such event). The executive’s medical and dental coverage will also continue during the severance period.

These severance payments would also be due to the executives as outlined above in the event of termination without cause or for good reason (whether or not in connection with a change of control, as defined in each employment agreement) of the Company. In addition to the severance payments noted above, all unvested equity awards for the Named Executive Officers would become fully vested and the holding requirement would cease to apply in the event of a change of control of the Company.

Had a change of control occurred in 2006 and had his employment been terminated on December 31, 2006, each of the Named Executive Officers would have been eligible to receive the amounts set forth in the table below.

Potential Amounts to be Received Upon a Change of Control

Name	Salary ($)	Bonus ($) (1)	Benefits ($) (2)	Equity Incentive Payout (3)	Total ($)
Joseph L. Gorga	$1,800,000	$622,302	$39,645	$659,848	$3,121,795
Gary L. Smith	$800,000	$243,922	$21,713	$235,663	$1,301,298
John L. Bakane	$1,099,992	$345,836	$26,430	$191,672	$1,663,930
Kenneth T. Kunberger	$600,000	$111,666	$26,430	$141,395	$879,491
Thomas E. McKenna	$600,000	$181,252	$26,430	$141,395	$949,077

1.	Represents the average bonus payment for the years 2004, 2005 and 2006 multiplied by the number of years of salary payments (for Mr. Gorga, 3 years; for each of the other Named Executive Officers, 2 years).
2.	Consists of medical and dental coverage for 3 years (in the case of Mr. Gorga) or 2 years (in the case of each of the other Named Executive Officers) based on the 2007 COBRA rates (less a 2% administrative fee).
3.	Reflects the accelerated vesting of all unvested equity incentive awards at December 31, 2006 based on the closing price of $12.35 per share of the Company’s common stock on the Over-the-Counter Bulletin Board on such date. The number of unvested equity incentive awards for each Named Executive Officer at December 31, 2006 was as follows: Joseph L. Gorga, awards representing 53,429 shares; Gary L. Smith, awards representing 19,082 shares; John L. Bakane, awards representing 15,520 shares; Kenneth T. Kunberger, awards representing 11,449 shares; and Thomas E. McKenna, awards representing 11,499 shares.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on its Board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties as directors as well as the expertise and knowledge required. Compensation levels are reviewed periodically by the Board of Directors and adjusted as deemed appropriate. Historically, non-employee directors of the Company generally were entitled to cash compensation for their agreement to provide services to the Company. Executive officers who serve as directors of the Company are not entitled to additional compensation for such services. Prior to the completion of the Combination, the Company paid non-employee directors an annual retainer of $20,000 for service as a member of the board of directors and a fee of $1,250 for each meeting attended in person, and $625 for meetings attended by telephone conference. In addition, the Company paid a retainer of $5,000 for service as the chairman of either the audit or compensation committees, in addition to a fee of $750 for each meeting thereof attended. In connection with the completion of the Combination, in light of the significant level of stock ownership in the Company by certain entities affiliated with WLR, the Board of Directors deemed it appropriate that only non-employee directors who are not affiliated with WLR should receive compensation for service as a member of the Board. At present, each non-employee director not affiliated with WLR receives a quarterly retainer of $7,500 for service as a director. In addition to this retainer, each of those directors receives $1,500 per day for meetings attended in person, and $750 per day for meetings attended by telephonic conference. The Company also reimburses non-employee directors for expenses incurred in attending board and committee meetings.

In addition, from time to time, certain of our directors may be entitled to certain additional compensation for providing services to the Company other than in the ordinary course of their service as a director. In 2006, Messrs. Bosworth and Tessoni served as members of a special committee of the Board of Directors in connection with the consideration of certain transactions. In exchange for such services, each of Messrs. Bosworth and Tessoni received additional fees of $40,000.

The Company also maintains a “Stock Option Plan for Non-Employee Directors,” under which non-employee directors may be granted non-qualified stock options as approved by the Committee. No awards were made under this plan in 2006. In connection with the completion of the Combination, the Company took action to provide that no additional awards will be made under this plan. The Committee intends to consider the implementation of a new plan to provide for long term equity incentive awards to non-employee directors in 2007.

The amounts set out in the table below include all amounts paid to current members of our Board of Directors in 2006 for their service as a board member of the Company before and after the Combination, as well as amounts paid to the members of the board of directors of Former ITG.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Stephen W. Bosworth (1)	$76,000	$0	$7,011	(2)	$0	$0	$3,000	(3)	$86,011
Michael J. Gibbons (4)	$36,584	$0	$0		$0	$0	$0		$36,584
Joseph L. Gorga (4)	$15,416	—	—		$0	$0	$0		$15,416
Wilbur L. Ross Jr. (4)	$31,875	$0	$0		$0	$0	$0		$31,875
Gary L. Smith	$0	—	—		—	—	—		$0
David H. Storper (4)	$26,959	$0	$0		$0	$0	$0		$26,959
Daniel D. Tessoni(4)	$114,416	$0	$0		$0	$0	$0		$114,416
David L. Wax	$0	$0	$0		$0	$0	$0		$0
Pamela K. Wilson	$0	$0	$0		$0	$0	$0		$0

1.	Includes amounts paid for service as a member of the board of directors of Former ITG prior to the completion of the Combination.
2.	Amount has been calculated in accordance with the relevant provisions of FASB Statement No. 123(R), Share Based Payment. See Note 1(r) in the notes to consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006 for the relevant assumptions used to determine the value of option awards.
3.	Consists of payments for certain international consulting services provided to the Company pursuant to an unwritten agreement.
4.	Consists of amounts paid for service as a member of the board of directors of the Company prior to the completion of the Combination.

Compensation Committee Interlocks and Insider Participation

During 2006, Messrs. Ross, Bosworth, Storper and Wax, none of whom are officers or employees of the Company, were members of the Compensation Committee of our Board. None of the Compensation Committee members serve as members of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

WLR provides advisory services to us (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operation of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR is paid a quarterly fee of $500,000 and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). Wilbur L. Ross, Jr. (chairman), Michael J. Gibbons, David H. Storper, David L. Wax and Pamela K. Wilson, each members of our board of directors, are the chairman and chief executive officer, chief financial officer, senior managing director, managing director and senior vice president, respectively, of WLR.

On October 20, 2006, the Company completed its previously announced Combination, through a negotiated merger agreement, with Former ITG. Pursuant to the terms of the agreement governing the Combination, shares of Former ITG common stock were converted into the right to receive shares of the Company’s common stock at a ratio of one share of the Company’s common stock for every 1.4739 shares of Former ITG common stock. In connection with the Combination, certain entities affiliated with Wilbur L. Ross, Jr., the chairman of our board of directors, received 9,709,272 shares of the Company’s common stock. Mr. Ross was also the chairman of the board of directors of Former ITG immediately prior to the completion of the Combination. Joseph L. Gorga, president and chief executive officer, and a director, of the Company, was a director of both the Company and Former ITG at the time of the completion of the Combination. Certain other former executive officers, and the directors, including directors affiliated with WLR, of Former ITG have become executive officers, and directors, of the Company, and received the same type of consideration paid in the Combination that was paid to all holders of securities of Former ITG. The boards of directors of Former ITG and SCI each formed a special committee, in each case consisting of the sole director on each respective board who was not affiliated with Mr. Ross, to negotiate and approve the terms and conditions of the agreement governing the Combination.

At March 2, 2007, the Company was the obligor under various unsecured subordinated demand notes owed to WLR Recovery Fund II, L.P. (“Fund II”). At March 2, 2007, the aggregate amount of principal and accrued interest owed under such notes was approximately $68 million. WLR Recovery Associates II LLC (“Associates II”) is the general partner of Fund II. Wilbur L. Ross, Jr., the chairman of our board of directors, is the managing member of Associates II. On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with Fund II. Pursuant to the Debt Exchange Agreement, the Company repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Series A convertible preferred stock (the “Preferred Stock”) of the Company. From January 1, 2006 until March 2, 2007, such indebtedness bore interest at a rate of 4.78%, compounded semiannually. During this period, the maximum amount of principal outstanding was approximately $68 million, and the Company had not paid any principal or interest. The board of directors of the Company formed a special committee, consisting of the members of the board who were not affiliated with Mr. Ross, and the special committee, along with its independent legal and financial advisors, negotiated and approved the terms and conditions of the Debt Exchange Agreement.

Also on March 2, 2007, the Company issued and sold an aggregate of 2.0 million shares of Preferred Stock at a price of $25.00 per share, for a total purchase price of $50.0 million to certain entities affiliated with Wilbur L. Ross, Jr., the chairman of our board of directors, pursuant to the terms and conditions of a Subscription Agreement (the “Subscription Agreement”). The Company issued and sold 266,000 of such shares to WLR Recovery Fund III, L.P. (“Fund III”). WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Mr. Ross is the managing member of Associates III. The Company issued and sold the remaining 1,734,000 shares of Preferred Stock to WLR/GS Master Co-Investment, L.P. (“Co-Investment L.P.”). WLR provides certain investment management and advisory services to Co-Investment L.P., and Mr. Ross may be deemed to have voting or dispositive power over such shares. Mr. Ross is the chairman and chief executive officer of WLR. The board of directors of the Company formed a special committee, consisting of the members of the board who were not affiliated with Mr. Ross, and the special committee, along with its independent legal and financial advisors, negotiated and approved the terms and conditions of the Subscription Agreement.

On April 1, 2007, the Company completed the acquisition of BST US Holdings, Inc. (“BST Holdings”). The Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of an aggregate of 3,355,020 shares of Preferred Stock pursuant to the terms and conditions of a Stock Exchange Agreement (the “Stock Exchange Agreement”). BST Holdings was majority owned by Fund III. In connection with this transaction, Fund III received 3,195,600 shares of Preferred Stock. As described above, Mr. Ross is the managing member of the general partner of Fund III. The board of directors of the Company formed a special committee, consisting of the members of the board who were not affiliated with Mr. Ross, and the special committee, along with its independent legal and financial advisors, negotiated and approved the terms and conditions of the Stock Exchange Agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of shares of ITG common stock and Series A convertible preferred stock (the “Preferred Stock”) as of March 15, 2007 by (1) each person (including any group deemed a “person” under Section 13(d)(3) of the Exchange Act) known to ITG to beneficially own more than 5% of ITG’s common stock, (2) each of ITG’s Named Executive Officers, (3) ITG’s directors and (4) all executive officers and directors of ITG as a group. This table is based upon information supplied to ITG by its officers, directors and principal stockholders, and Schedules 13D and 13G filed with the SEC, as applicable.

Name, and Address of Beneficial Owners Over 5%:	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Preferred Stock (1) Beneficially Owned	Percent of Common Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned	Percent of Total Voting Power Beneficially Owned
Wilbur L. Ross, Jr. and Affiliated Entities (2) c/o WL Ross & Co. LLC	13,871,666	7,915,295	82%	98%	79%
600 Lexington Avenue, 19th Floor
New York, New York 10022
Joseph L. Gorga (3)	144,468	—	*	—	*
Gary L. Smith (4)	50,275	—	*	—	*
John L. Bakane (5)	43,415	—	*	—	*
Stephen B. Duerk	—	—	—	—	—
Kenneth T. Kunberger (6)	32,011	—	*	—	*
Thomas E. McKenna (7)	32,011	—	*	—	*
Stephen W. Bosworth (8)	18,473	—	*	—	*
Michael J. Gibbons (9)	—	—	—	—	—
David H. Storper (9)	—	—	—	—	—
Daniel D. Tessoni	—	—	—	—	—
David L. Wax (9)	—	—	—	—	—
Pamela K. Wilson (9)	—	—	—	—	—
All directors and current executive officers as a group (20 persons) (10)	14,292,843	7,915,295	82%	98%	81%

*	Represents less than 1% of the outstanding class of stock.
(1)	Shares of Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Preferred Stock is entitled to one vote per share on all such matters.
(2)	WLR Recovery Fund II, L.P. (“Fund II”) directly owns 241,419 shares of common stock, WLR Recovery Fund, III, L.P. (“Fund III”) directly owns 3,920,975 shares of common stock and International Textile Holdings, Inc. (“Holdings”) directly owns 9,709,272 shares of common stock of the Company. Fund II is the majority stockholder of Holdings. WLR Recovery Associates II LLC (“Associates II”) is the general partner of Fund II and WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Wilbur L. Ross, Jr. is the managing member of Associates II and of Associates III. Accordingly, Associates II, Associates III and Mr. Ross may be deemed to share voting and dispositive power over the shares of common stock owned by Fund II, Fund III and Holdings. Fund II directly owns 2,719,695 shares of Preferred Stock, Fund III directly owns 3,461,600 shares of Preferred Stock, and WLR/GS Master Co-Investment, L.P. (“Co-Investment L.P.”) directly owns 1,734,000 shares of Preferred Stock, of the Company. In addition to being the managing member of Associates II and Associates III, Mr. Ross has certain voting and dispositive power with respect to securities owned by Co-Investment L.P. As a result, Mr. Ross may be deemed to beneficially own such shares of Preferred Stock. To the extent Mr. Ross is deemed to beneficially own any of the foregoing shares, he disclaims such ownership.
(3)	Consists of 89,048 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 55,420 shares of ITG common stock.
(4)	Consists of 31,802 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 18,473 shares of ITG common stock.
(5)	Consists of 25,866 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 17,549 shares of ITG common stock.
(6)	Consists of 19,081 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 12,930 shares of ITG common stock.
(7)	Consists of 19,081 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 12,930 shares of ITG common stock.
(8)	Consists of currently exercisable options to purchase up to 18,473 shares of ITG common stock.
(9)	Excludes shares beneficially owned by entities affiliated with Wilbur L. Ross, Jr. Mr. Ross is the chairman and chief executive officer of WLR, which provides certain management and/or consulting services to the entities described in note (2) above. Mr. Wax is a Managing Director of WLR. Ms. Wilson is a Senior Vice President of WLR. Mr. Storper is a Senior Managing Director of WLR. Mr. Gibbons is the Chief Financial Officer of WLR. Each of Mr. Wax, Ms. Wilson, Mr. Storper, and Mr. Gibbons disclaims beneficial ownership of all shares held by affiliates of Mr. Ross.
(10)	See notes (1)-(9).

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	352,600
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	352,600

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company maintains a policy with respect to transactions with related persons as described and required to be disclosed pursuant to Item 404 of Regulation S-K. The Company’s policy with respect to any such transactions is that they must be reviewed, approved or ratified by a majority of the members of the board of directors, including the approval of all of the directors who are not employees of the Company, affiliated with WLR or who otherwise have an interest in the transaction.

For a discussion of certain transactions involving certain of the Company’s executive officers, directors and their affiliates, see “Compensation Committee Interlocks and Insider Participation.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the Company’s 2005 fiscal year was PricewaterhouseCoopers LLP. As previously disclosed, the audit committee of the board of directors of the Company appointed KPMG LLP as the Company’s independent registered public accounting firm for the Company’s 2006 fiscal year. The following table provides information on the fees billed to the Company by KPMG LLP for its services relating to the Company’s fiscal year ended December 31, 2006 and by PricewaterhouseCoopers LLP for its services relating to the Company’s fiscal year ended December 31, 2005.

	Year ended December 31, 2006	Year ended December 31, 2005
Audit Fees	$1,976,000	$582,658

	Year ended December 31, 2006	Year ended December 31, 2005
Audit-Related Fees	—	—
Tax Fees	12,000	—
All Other Fees	8,000	42,500
Total Fees	$1,996,000	$625,158

In the above table, in accordance with applicable SEC rules:

•

“audit fees” are fees billed by the independent registered public accounting firm for professional services for the audit of the consolidated financial statements included in the Company’s annual report on Form 10-K, including audits of the foreign subsidiary statutory reports of the Company’s foreign subsidiaries for their respective fiscal years, and review of financial statements included in the Company’s quarterly reports on Form 10-Q, or for services that are normally provided by auditors in connection with statutory and regulatory filings or engagements;

•

“audit-related fees” are fees billed by the independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements;

•

“tax fees” are fees billed by the independent registered public accounting firm for professional services for tax compliance, tax advice and tax planning including assistance in preparation of domestic and foreign tax returns of the Company; and

•

“all other fees” are fees billed by the independent registered public accounting firm to the Company for any services not included in the first three, and consist of fees related to acquisition due diligence in 2006 and fees related to a benefit plan audit in 2005.

The audit committee of the Company’s board of directors has established a policy requiring its approval of all audit and non-audit services prior to the provision of these services by the Company’s independent registered public accounting firm. Pursuant to this policy, the audit committee annually approves a detailed request for annual audit and other permitted services up to specified dollar limits. In determining whether to pre-approve permitted services, the audit committee considers whether such services are consistent with SEC rules and regulations. If the Company’s management believes additional services are necessary or that the dollar amount of previously approved services must be increased, management must seek specific prior approval for these services from the audit committee. To ensure prompt handling of unexpected matters, the Company’s audit committee has delegated to its chairperson the authority to pre-approve permissible non-audit services and fees and to amend or modify pre-approvals that have been granted by the entire audit committee. A report of any such actions taken by the committee chairperson must be provided to the audit committee at the audit committee meeting following such action. None of the services described above were approved by the audit committee pursuant to the exception provided by Rule 2-01(c) (7) (i) (C) of Regulation S-X of the SEC during either of the periods presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gary L. Smith
Gary L. Smith
Executive Vice President and Chief Financial Officer

Date:	April 30, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002