Form 10-Q
period 2007-03-31
INTERNATIONAL TEXTILE GROUP INC
filed 2007-05-14
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number 0-23938

INTERNATIONAL TEXTILE GROUP, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	33-0596831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

804 Green Valley Road, Suite 300, Greensboro, North Carolina 27408

(Address and zip code of principal executive offices)

(336) 379-2865

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 8, 2007 was 17,479,996.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Cautionary Note Regarding Forward Look Statements

The discussion in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to predictions, current expectations and future events, and include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. Readers are cautioned not to place undue reliance on such forward-looking statements, as they involve significant risks and uncertainties.

Forward-looking statements are inherently predictive and speculative, do not guarantee performance and no assurance can be given that any of such statements will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, expected synergies, expected national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. These assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. These forward-looking statements include, but are not limited to, those described under Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. You are encouraged to carefully review those risk factors for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate.

Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC.

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$22,264	$34,402
Accounts receivable, net	126,234	104,016
Sundry notes and accounts receivable	15,461	16,717
Inventories	136,422	139,740
Prepaid expenses	4,283	5,079
Other current assets	12,921	6,966

Total current assets	317,585	306,920
Investments in and advances to unconsolidated affiliates	1,923	2,265
Property, plant and equipment, net	206,187	161,291
Assets held for sale	2,069	2,053
Intangibles and deferred charges, net	4,925	5,000
Goodwill	2,740	2,740
Deferred income taxes	8,125	8,669
Other assets	3,216	3,875

	$546,770	$492,813

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,893	$2,260
Short-term borrowings	12,334	8,934
Accounts payable	54,952	44,369
Accrued salaries and benefits	9,433	6,775
Sundry accounts payable and accrued liabilities	37,228	41,051
Deferred income taxes	39	39

Total current liabilities	115,879	103,428
Bank debt and other long-term obligations	108,921	105,377
Unsecured subordinated notes	—	67,458
Other liabilities	27,300	29,283

Total liabilities	252,100	305,546
Minority interest in subsidiaries	19,023	19,047
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 4,719,695 and 0 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	118,730	—
Less: unamortized discount on preferred stock	(4,705)	—
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,479,996 and 17,479,972 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	175	175
Capital in excess of par value	138,506	132,935
Common stock held in treasury, 40,322 shares at cost at March 31, 2007 and December 31, 2006	(411)	(411)
Retained earnings	11,209	23,346
Accumulated other comprehensive income	12,143	12,175

Total stockholders’ equity	275,647	168,220

	$546,770	$492,813

See accompanying notes to condensed consolidated financial statements (unaudited).

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$179,721	$186,555
Cost of goods sold	164,441	167,899

Gross profit	15,280	18,656

Selling and administrative expenses	17,642	17,614
Start-up costs on international initiatives	3,307	610
Provision for restructuring and impairment	2,009	150

Income (loss) from operations	(7,678)	282

Other income (expense):
Interest income	321	302
Interest expense	(2,093)	(1,264)
Other income	1,807	9,405

	35	8,443

Income (loss) from continuing operations before income taxes, equity in losses of unconsolidated affiliates and minority interest	(7,643)	8,725
Total income tax expense	(944)	(3,857)
Equity in losses of unconsolidated affiliates	(47)	(830)
Minority interest in (income) losses of consolidated subsidiaries	486	(194)

Income (loss) from continuing operations	(8,148)	3,844
Income (loss) from discontinued operations, net of income tax expense of $0 and $3, respectively	(2,729)	5

Net income (loss)	$(10,877)	$3,849

Net income (loss)	$(10,877)	$3,849
Accrued preferred stock dividend	(737)	—
Accretion of preferred stock discount	(523)	—

Net income (loss) available to common stockholders	$(12,137)	$3,849

Net income (loss) per common share, basic:
Income (loss) from continuing operations	$(0.58)	$0.25
Loss from discontinued operations	(0.17)	—

	$(0.75)	$0.25

Net income (loss) per common share, diluted:
Income (loss) from continuing operations	$(0.58)	$0.23
Loss from discontinued operations	(0.17)	—

	$(0.75)	$0.23

Weighted average number of common shares outstanding, basic	16,120	15,324
Weighted average number of common shares outstanding, diluted	16,120	16,698
Preferred stock dividends per share	$0.16	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
OPERATIONS
Net income (loss)	$(10,877)	$3,849
Adjustments to reconcile net income (loss) to cash used by operations
Provision for restructuring and impairment	2,049	150
Bad debt expense	128	171
Depreciation and amortization of fixed assets	3,363	2,719
Amortization of intangibles and deferred financing costs	406	178
Amortization of stock-based compensation	344	185
Deferred income taxes	544	1,117
Equity in losses of unconsolidated affiliates	47	830
Minority interest in income (losses) of consolidated subsidiaries	(486)	194
Gain on disposal of assets	(193)	(9,457)
Noncash interest expense	534	—
Foreign currency exchange losses	89	82
Change in operating assets and liabilities
Accounts receivable	(21,271)	(21,168)
Inventories	3,195	1,248
Other current assets	(4,691)	2,452
Accounts payable and accrued liabilities	8,081	8,915
Other	(1,916)	269

Net cash used by operating activities	(20,654)	(8,266)

INVESTING
Proceeds from sale of property, plant and equipment	204	157
Proceeds from sale of investment in joint venture	—	10,000
Capital expenditures	(47,452)	(6,392)

Net cash (used) provided in investing activities	(47,248)	3,765

FINANCING
Increase (decrease) in checks issued in excess of deposits	(717)	1,347
Net borrowings (repayments) under revolving credit facilities	(8,987)	9,236
Proceeds from borrowings under term loans	12,352	—
Repayment of term loans	(514)	(2,302)
Borrowings (repayments) of short-term bank notes	3,749	(1,262)
Repayment of capital lease obligations	(316)	(115)
Payment of financing fees	(322)	(10)
Proceeds from exercise of stock options	—	134
Tax benefit from exercise of stock options	—	62
Capital contributions/loans from minority stockholders	686	4,760
Proceeds from issuance of preferred stock	50,000	—

Net cash provided by financing activities	55,931	11,850

Effect of exchange rate changes on cash and cash equivalents	(167)	(40)

Net change in cash and cash equivalents	(12,138)	7,309
Cash and cash equivalents at beginning of period	34,402	8,735

Cash and cash equivalents at end of period	$22,264	$16,044

Supplemental disclosure of cash flow information:
Cash payments for income taxes, net of refunds	$883	$1,491
Cash payments for interest	2,269	1,476
Noncash investing and financing activities:
Exchange of unsecured subordinated notes for preferred stock	$67,992	$—
Acquisition of equipment using trade credits	—	2,019
Sale of property, plant and equipment for note receivable	—	1,500

See accompanying notes to condensed consolidated financial statements (unaudited).

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1 Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by International Textile Group, Inc. (the “Company”) and its subsidiaries pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has experienced, and expects to continue to experience, variability in net sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

Significant Accounting Policies

As of March 31, 2007 there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2006. As a result of recent transactions, however, the Company now considers its policy regarding marketable securities to be a significant accounting policy.

Marketable securities consist of equity securities of $5.6 million recorded in other current assets and $0.4 million recorded in other long-term assets at March 31, 2007. The Company classifies its equity securities into trading or available-for-sale. Trading securities are acquired and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings in the period in which the impairment is deemed to occur, and a new cost basis for the security is then established.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely that not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company’s first quarter of 2007. The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and may be subject to examination by the Internal Revenue Service (“IRS”) for fiscal periods between 2004 and 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company is currently under examination in Germany.

At January 1, 2007, the Company had $2.7 million in gross unrecognized tax benefits. Of this amount, approximately $0.3 million, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to these items are not material. In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of the income tax provision. Approximately $2.4 million of the tax benefits relates to tax benefits for which the timing of the deduction may not be sustained upon examination by taxing authorities. However, the Company believes that these tax benefits will ultimately be recognized. As such, upon the adoption of FIN 48, a deferred tax asset related to the deduction that will ultimately be sustained was created, which was offset by a corresponding reduction in the deferred tax asset related to net operating loss carryforwards. Since no additional income tax would be assessed upon audit, no interest or penalties have been accrued. The Company does not believe any of these uncertain tax positions, if recognized, will affect the effective tax rate in future periods, as such amounts primarily relate to timing differences. It is reasonably possible that the amount of the unrecognized benefit with respect to certain unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of the settlement of ongoing audits, competent authority proceedings related to transfer pricing, or adjustments to expected income tax return filing positions for returns to be filed during 2007. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. It does not require any new fair value measures and is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except as it would apply to certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. Statement No. 159 is effective for the Company beginning January 1, 2008. The Company is evaluating the impact that the adoption of Statement No. 159 will have on its consolidated financial statements.

Note 2 Inventories

	March 31, 2007	December 31, 2006

Inventories at FIFO:
Raw materials	$23,234	$22,805
Stock in process	39,452	37,981
Produced goods	68,398	76,440
Dyes, chemicals, and supplies	12,810	13,323

	143,894	150,549
Excess of FIFO over LIFO	(7,472)	(10,809)

Total	$136,422	$139,740

Note 3 Long-Term Debt

	March 31, 2007	December 31, 2006

Revolving loans	$48,723	$57,710
Term loans	58,359	45,866
Unsecured subordinated notes	—	67,458
Capitalized lease obligations	2,469	2,781
Other notes payable	1,263	1,280

Total debt	110,814	175,095
Less: current portion of long-term debt	(1,893)	(2,260)

Total long-term portion of debt	$108,921	$172,835

On December 29, 2006 the Company and certain of its subsidiaries entered into a $165.0 million credit agreement with General Electric Capital Corporation and certain other signatories thereto (the “Bank Credit Agreement”). Also on December 29, 2006, the Company’s wholly-owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a $15.0 million term loan agreement (the “Term Loan Agreement”) with General Electric Capital Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009.

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

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by substantially all the Company’s (and such subsidiaries’) U.S. assets, a pledge by the Company of the stock of its U.S. subsidiaries (other than BST Holdings, as defined herein, and its U.S. subsidiaries), a pledge by the Company of 65% of the stock of certain of its foreign subsidiaries (other than foreign subsidiaries of BST Holdings) and the accounts receivable of Automotive Safety Components International Limited (“UK ASCI”), a United Kingdom company, one of the borrowers under the Credit Agreement and a wholly-owned subsidiary of the Company. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly-owned subsidiary, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”).

In the event that the availability (as defined in the Bank Credit Agreement) were to fall below certain levels, then the Company would be required to comply with a fixed charge coverage ratio set forth in the Bank Credit Agreement. The Term Loan Agreement contains a fixed charge coverage ratio and a minimum collateral coverage covenant, which are calculated quarterly. The respective agreements also contain customary reporting obligations and affirmative and negative covenants, including, but not limited to, restrictions on the uses of proceeds, capital changes, mergers and consolidations, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments. In addition, the Bank Credit Agreement requires the Company to have obtained, and to have contributed to the borrowers under the Credit Agreement, certain additional equity contributions at various times. An investment of $50.0 million in preferred stock was made by certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board of directors of the Company on March 2, 2007 and recorded as equity, and was used to partially repay revolving loans outstanding. Prior to the filing of this quarterly report on Form 10-Q, the Mexican Holding Company obtained a waiver from General Electric Capital Corporation, as agent under the Term Loan Agreement, for non-compliance with a covenant relating to the timely delivery of certain audited and unaudited subsidiary financial statements under the Term Loan Agreement.

Borrowing availability under the Bank Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. The interest rate on borrowings under the Bank Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on either the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus 0.5%) or the LIBOR plus an applicable margin. At March 31, 2007, the interest rate on base rate loans was 9.00% and the margin applicable to LIBOR loans was 1.75%, and there was $48.7 million outstanding under the Bank Credit Agreement. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At March 31, 2007, there was $14.8 million outstanding under the Term Loan Agreement.

Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. In addition, beginning on May 29, 2008, the calculated value of the borrowing base will be reduced on a quarterly basis by an amount predetermined according to a 7-year straight-line amortization schedule.

Pursuant to the terms of the Term Loan Agreement, mandatory prepayments are required thereunder if Parras Cone sells assets that are part of the borrowing base thereunder. In addition, amortization payments by the Mexican Holding Company are required in the amount of $0.3 million per quarter beginning in March 2007, with a final payment of $12.3 million due at maturity.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. Outstanding borrowings under this facility were $33.8 million with a weighted average interest rate of 6.0% at March 31, 2007. The term loan is to be repaid in equal monthly installments over a 60 month period commencing on June 19, 2008. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The loan is secured by the land, building, machinery and equipment of the joint venture and the agreement contains limitations on asset disposals.

In addition, the Company has a wholly-owned subsidiary, Jiaxing Burlington Textile Company, which has obtained financing from China Construction Bank. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for an $11.0 million term loan, available in either U.S. dollars or Chinese RMB at the option of the Company, to be used for the import of equipment to be used by this company. The term loan is to be repaid in equal monthly installments over a 60-month period after a two-year grace period on the repayment of principal that commenced on August 31, 2006. Interest is calculated at six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At March 31, 2007, $4.5 million in principal of U.S. dollar loans and $5.3 million of Chinese RMB loans were outstanding with a weighted average interest rate of 6.6%. The loans are secured by the land, building, machinery and equipment and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement also contains financial reporting requirements and limitations on asset disposals.

Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2007, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities.

The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2007 or December 31, 2006. As a result of the Company’s expanded business operations resulting from the Combination (as described in Note 4 below), the Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

Note 4 Stockholders’ Equity

	Preferred Stock	Common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total
Balance at December 31, 2006	$—	$175	$132,935	$(411)	$23,346	$12,175	$168,220
Comprehensive loss for the three months ended March 31, 2007:
Net loss	—	—	—	—	(10,877)	—	(10,877)
Foreign currency translation adjustment	—	—	—	—	—	(447)	(447)
Unrealized gain on securities	—	—	—	—	—	415	415

Net comprehensive loss	—	—	—	—	—	—	(10,909)
Amortization of unearned compensation	—	—	343	—	—	—	343
Issuance of preferred stock	112,765	—	5,228	—	—	—	117,993
Preferred stock dividends	737	—	—	—	(737)	—	—
Accretion of preferred stock discount	523	—	—	—	(523)	—	—

Balance at March 31, 2007	$114,025	$175	$138,506	$(411)	$11,209	$12,143	$275,647

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), and 4,719,695 shares of Preferred Stock issued and outstanding at March 31, 2007 (0 shares issued and outstanding at December 31, 2006). The Company’s board of directors is authorized to provide for the issuance of additional series of preferred stock in the future, with voting powers, dividend rate, redemption terms, repayment, conversion terms, restrictions, rights and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of issuance.

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with an entity (“Fund II”) affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68 million of indebtedness owed to Fund II, repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Preferred Stock. Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Preferred Stock, at a price of $25.00 per share, for a total purchase price of $50.0 million to certain other entities affiliated with Mr. Ross. On April 1, 2007, the Company issued an additional 3,355,020 shares of Preferred Stock in connection with the acquisition of BST Holdings, as described under Note 11, “Subsequent Events.”

Shares of Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Preferred Stock is entitled to one vote per share on all such matters. Shares of Preferred Stock are not convertible prior to December 31, 2007. At any time on or after December 31, 2007, the Preferred Stock is convertible, at the option of the holder thereof, into a number of shares of the Company’s common stock equal to $25.00 (subject to certain adjustments, the “Liquidation Value”) divided by the book value per share of the common stock, as reflected in the Company’s audited financial statements, as of December 31, 2006. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to the Liquidation Value at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. At any time on or after December 31, 2007, the Company may redeem any and all shares of Preferred Stock upon notice to the holders thereof and payment of 110% of the Liquidation Value. Dividends on the Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, at an annual rate of 7.5%. Dividends are payable in additional shares of Preferred Stock. As a result of the conversion price of the Preferred Stock being less than the fair value of the Company’s common stock at the time of its issuance, for accounting purposes the Preferred Stock contained discounts amounting to $5.2 million. These discounts are accreted through retained earnings from the date of issuance to the earliest conversion date, December 31, 2007.

Common Stock

On October 20, 2006, the Company (then known as Safety Components International, Inc., or “SCI”) completed its previously announced combination, through a negotiated merger transaction, with ITG Holdings, Inc. (“ITGH”), (the “Combination”). As a part of the Combination, shares of ITGH common stock were exchanged for shares of common stock of the Company at a ratio of 1.4739 shares of ITGH common stock for one share of the Company’s common stock, resulting in the issuance of 11,363,783 additional shares (the “Additional Shares”) of the Company’s common stock. In connection with the Combination, ITGH became a wholly-owned subsidiary of the Company, and the Company changed its name to “International Textile Group, Inc.” Also in connection with the completion of the Combination, and pursuant to the terms of the agreement governing the Combination, the board of directors of the Company declared a common stock dividend of one-ninth ( 1/9th) of one share of common stock for each share of common stock outstanding immediately prior to the Effective Time, resulting in 612,094 shares (the “Dividend Shares”) being payable to the holders of record of SCI’s common stock as of the close of business on October 20, 2006. In accordance with the terms and conditions of the Combination, ten percent of the Additional Shares and the Dividend Shares are being held in escrow for a period of up to 18 months to satisfy potential claims for indemnification that may be made. Under U.S. generally accepted accounting principles, the effect of the Dividend Shares will not be recorded in the Company’s consolidated financial statements unless the shares are released from escrow.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31, 2007	December 31, 2006

Foreign currency translation adjustments	$12,278	$12,725
Post retirement benefit plans	(255)	(255)
Unrealized losses on derivatives	(295)	(295)
Unrealized gains on securities	415	—

Total	$12,143	$12,175

Note 5 Reconciliation to Diluted Earnings per Share

The following data show the amounts used in computing earnings per share and the effect on net income (loss) from continuing operations and the weighted average number of shares of dilutive potential common stock (in thousands).

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Income (loss ) from continuing operations available to common shareholders	$(9,408)	$3,844
Effect of dilutive securities:
None	—	—

Numerator for diluted earnings per share	$(9,408)	$3,844

Weighted-average number of common shares used in basic earnings per share	16,120	15,324
Effect of dilutive securities:
Convertible preferred stock	—	—
Contingently issuable shares held in escrow	—	1,137
Stock options	—	119
Nonvested restricted stock	—	118

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	16,120	16,698

Based on the number of shares of Preferred Stock outstanding as of March 31, 2007 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be convertible at the option of the holders thereof on or after December 31, 2007 into 12,337,454 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	March 31, 2007	March 31, 2006

Convertible preferred stock	12,337	—
Contingently issuable shares held in escrow	1,749	—
Nonvested restricted stock	51	—
Stock options	26	—

	14,163	—

Note 6 Derivative Instruments

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under FASB Statements Nos. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. At March 31, 2007, the fair market value of ITG’s commodity derivative portfolio was $0.1 million.

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

Certain operating expenses at the Company’s facilities in Mexico are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts and collars at various times during 2006 and 2007 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. At March 31, 2007, the Company had notional value of outstanding forward exchange contracts of $9.1 million and foreign exchange collars ranging from $9.0 million to $9.1 million. Changes in the derivatives’ fair values are recorded in the consolidated statements of operations as other (income) expense.

Certain sales are denominated and settled in Euros while a portion of the related operating expenses are paid in U.S. dollars. To reduce exposure to fluctuations in the Euro and U.S. dollar exchange rates, the Company entered into forward contracts in January 2006 to buy U.S. dollars with Euros for periods and amounts consistent with the related, underlying forecasted sales. At March 31, 2007, the Company had outstanding forward exchange contracts that mature between April 2007 and December 2007 to purchase U.S. dollars with an aggregate notional amount of approximately $8.1 million. The fair values of these contracts at March 31, 2007 totaled approximately ($0.6) million which has been recorded as a liability on the Company’s balance sheet in accrued and other current liabilities. Changes in the derivatives’ fair values are recorded in the consolidated statements of operations as other (income) expense.

Gains and losses on derivatives are recognized in the period incurred and reported in cost of goods sold in the applicable period ($0.3 million loss and $0.4 million loss in the three months ended March 31, 2007 and March 31, 2006, respectively).

Note 7 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations (“FIN 47”) provides additional guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations. In accordance with FIN 47, the Company has not recognized a liability associated with these obligations, except as described below, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that would not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

The Company has designated one of its plants as held-for-sale, and this plant contains some degree of asbestos that would require removal in a special manner. The Company has recorded a reserve for estimated costs to remove the asbestos at March 31, 2007, which is not considered material to the consolidated balance sheet as of that date.

During 2005, the Company’s Board of Directors approved plans to build a technologically advanced 28 million yard vertical denim plant and a dyeing and finishing plant for synthetic fabrics and commission finishing in the city of Jiaxing, Zhejiang Province, China. The denim operation is a joint venture partnership called Cone Denim (Jiaxing) Limited, which is 51% owned by a subsidiary of the Company. The dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly-owned by the Company. These two facilities in Jiaxing China are estimated to cost approximately $99 million in the aggregate to construct, of which ITG will be obligated to provide approximately $62 million. At March 31, 2007, the Company had contributed approximately $27 million, its JV partner had contributed approximately $17 million, and the projects had obtained bank financings in China, to fund the construction of these projects. The dyeing and finishing plant and the denim plant are expected to be completed in late calendar year 2007. In April 2006, ITG announced its intention to build a 28 million yard vertical denim plant in Nicaragua. The Company expects this plant, Cone Denim de Nicaragua, to begin operations in 2008. At March 31, 2007, the Company had contributed approximately $10.1 million to construct the facility in Nicaragua, which is estimated to cost approximately $76 million. Additionally, the Company has entered into an agreement to build a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam (ITG - Phong Phu Ltd., Co. Joint Venture). ITG - Phong Phu Ltd., Co. Joint Venture is 60% owned by ITG and 40% owned by Phong Phu Corporation. This integrated complex is expected to be operational in 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. At March 31, 2007, the Company had contributed approximately $0.6 million of its approximately $30 million obligation to construct the Phong Phu facility, which has a total estimated cost of approximately $50 million.

As of March 31, 2007, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $7.3 million related to Cone Denim (Jiaxing), $1.6 million related to Jiaxing Burlington Textile Company and $16.6 million related to the construction of the Cone Denim de Nicaragua plant. In addition, the Company had other commitments for capital expenditures and to purchase raw materials in the amount of $49.5 million at March 31, 2007. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the assets. As of March 31, 2007, the Company had commitments for funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $0.6 million and, with respect to the China joint venture agreement, the intention, but not an obligation, for funding its share of this China joint venture through possible loans or capital contributions of up to $1.9 million.

The Company and its subsidiaries have various claims and other lawsuits pending against them arising in the ordinary course of business. The Company may also be liable for environmental contingencies with respect to environmental cleanup activities. The Company makes provisions in its financial statements for litigation and claims based on the Company’s assessment of the possible outcome of such litigation and claims, including the possibility of settlement. It is not possible to determine with certainty the ultimate liability of the Company in the matters described above, if any, but in the opinion of management, their outcome should have no material adverse effect upon the financial condition or results of operations of the Company.

Note 8 Segment and Other Information

During the Company’s quarter ended March 31, 2007, the Company had seven reportable segments for which separate financial information was available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources: automotive airbag cushions, automotive airbag fabrics, bottom-weight woven apparel fabrics, government uniform fabrics, interior furnishings, commission finishing and development stage. The automotive airbag cushions segment consists of airbag cushions that are produced by cutting and assembling airbag fabric and components. The automotive airbag fabrics segment consists of fabrics sold to airbag manufacturers as well as a wide array of fabrics for consumer and industrial uses. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, and worsted and worsted wool blend fabrics. The government uniform fabrics segment includes woven worsteds, wool blend and printed cotton fabrics primarily for both dress and battle fatigue U.S. military uniforms. Products included in the interior furnishings segment are contract fabrics and upholstery for the residential and commercial markets. The commission finishing segment performs commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints. The development stage segment includes start-up costs on international initiatives in China (denim and synthetic apparel fabrics and commission finishing plants), Nicaragua (denim apparel fabrics) and Vietnam (cotton apparel fabrics). The all other segment includes transportation services and other miscellaneous items that do not meet segment reporting guidelines and thresholds.

Sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, restructuring charges, certain unallocated corporate expenses, other income (expense) and income taxes. Intersegment sales and transfers are recorded at cost. Intersegment net sales for the periods ended March 31, 2007 and March 31, 2006 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $3.3 million and $2.5 million, respectively, and automotive airbag fabrics segment sales of $3.8 million and $2.9 million, respectively.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net Sales:
Automotive Airbag Cushions	$45,114	$44,506
Automotive Airbag Fabrics	14,203	15,167
Bottom-weight Woven Apparel Fabrics	107,395	102,580
Government Uniform Fabrics	8,430	14,608
Interior Furnishings	8,258	8,762
Commission Finishing	3,297	6,209
Development Stage	0	0
All Other	94	95

	186,791	191,927
Intersegment sales	(7,070)	(5,372)

	$179,721	$186,555

Income (Loss) From Continuing Operations
Before Income Taxes:
Automotive Airbag Cushions	$1,802	$2,673
Automotive Airbag Fabrics	(663)	743
Bottom-weight Woven Apparel Fabrics	5,646	2,041
Government Uniform Fabrics	(62)	756
Interior Furnishings	125	144
Commission Finishing	(1,134)	233
Development Stage	(3,307)	(610)

Total reportable segments	2,407	5,980
Corporate expenses	(8,076)	(5,548)
Restructuring and impairment charges	(2,009)	(150)
Other income (expense)	35	8,443

	$(7,643)	$8,725

	March 31, 2007	December 31, 2006

Total Assets
Automotive Airbag Cushions	$94,614	$81,441
Automotive Airbag Fabrics	29,985	31,425
Bottom-weight Woven Apparel Fabrics	233,052	216,395
Government Uniform Fabrics	31,484	20,191
Interior Furnishings	12,698	11,790
Commission Finishing	4,780	5,936
Development Stage	108,966	85,743
All Other	7,546	16,044
Corporate	23,645	23,848

	$546,770	$492,813

Note 9 Restructuring Activities and Discontinued Operations

2006/2007 Restructuring Plans

In May 2006, the Company entered into an agreement to close its Reidsville, North Carolina weaving plant in the interior furnishings segment and transition all future production of U.S. produced mattress fabrics to a leased facility as part of an agreement with Tietex International. The Company received proceeds from the related sale of plant assets of $3.9 million. This restructuring resulted in the elimination of approximately 60 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $0.5 million during the 2006 fiscal year. The components of this charge included the establishment of a $0.2 million reserve for severance and COBRA benefits ($0.1 million of payments made as of December 31, 2006), $0.3 million for contract cancellations and costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred.

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities. Synthetic fabric production is being transitioned to the Company’s finishing plant located in Burlington, North Carolina. The Company intends to transfer its worsted finishing operations to its Raeford facility, which presently produces yarn for the worsted fabric. The transition of products and the closing of the Hurt facility is expected to be completed by the third fiscal quarter of 2007. This restructuring will result in the elimination of approximately 840 jobs, mostly in the United States, with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $3.5 million during the 2006 fiscal year and $1.3 million during the quarter ended March 31, 2007. The components of the 2006 charge included the establishment of a $2.7 million reserve for severance and COBRA benefits and $0.3 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred. The Company also recorded an impairment charge of $0.5 million during fiscal year 2006 related to equipment located at these facilities. The components of the 2007 charge included the establishment of a $0.3 million reserve for severance and COBRA benefits and $1.0 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina (bottom-weight woven apparel fabrics segment). In conjunction with this transition the plant will stop producing open-end yarns in order to further focus on being a niche supplier of premium denims. This restructuring resulted in the elimination of approximately 260 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $0.9 million during the 2006 fiscal year for the establishment of a reserve for severance and COBRA benefits.

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

In March 2007, the Company reduced its screen print operations in the commission finishing segment resulting in the elimination of 11 jobs at the Company’s facility in Carlisle, South Carolina. As a result, the Company recognized a pre-tax charge for restructuring of $0.2 million during the March 2007 quarter for the establishment of a reserve for severance and COBRA benefits. Additionally, the Company recognized a charge of $0.3 million for other restructuring activities during the March 2007 quarter.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain Burlington House businesses within the interior furnishings segment and instructed management to seek potential buyers and negotiate sales of the related product lines or assets. The businesses being exited produced decorative fabrics and mattress fabrics as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. The Company recorded a related pre-tax restructuring charge of $2.3 million for severance and COBRA benefits, $0.5 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred as well as pre-tax asset impairment charges totaling $3.7 million. In January 2007 the Company sold certain assets of the mattress fabrics product line to Culp, Inc. for $2.5 million in cash and 798,582 shares of Culp’s common stock. Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $70.8 million and $(14.0) million for the 2006 fiscal year; $10.1 million and $(2.7) million for the three months ended March 31, 2007; and $24.2 million and $0.0 million for the three months ended March 31, 2006, respectively. The results of operations related to the Burlington House division are presented as discontinued operations in the consolidated statements of operations for all periods presented. Property, plant and equipment related to the discontinued operations meet the criteria for classification as “Assets held for sale” in the December 31, 2006 and March 31, 2007 consolidated balance sheets under FASB Statement No. 144. On April 30, 2007 the Company sold certain assets related to discontinued operations for $1.4 million plus the assumption of certain liabilities.

Following is a summary of activity related to the 2006/2007 restructuring reserves (in millions):

Severance and COBRA Benefits

2006 restructuring charges	$7.2
Payments	(0.5)

Balance at December 31, 2006	6.7
2007 restructuring charges	0.5
Payments	(0.6)

Balance at March 31, 2007	$6.6

The 2006/2007 restructuring activity also resulted in pension curtailment and settlement charges of $5.6 million and $0.1 million recognized in continuing operations during the 2006 fiscal year and the quarter ended March 31, 2007, respectively, and $0.8 million included in discontinued operations during the 2006 fiscal year.

Note 10 Early Retirement Incentive

In December 2006, the Company announced an early retirement incentive plan for certain salaried employees over age 55. In addition to receiving a severance benefit in accordance with the terms of the Company’s formal severance plan, all employees who elected to participate prior to the deadline of December 29, 2006 would also receive two months’ additional severance pay plus would be allowed to participate as active employees for one year in the Company’s medical and dental plan after termination. The related benefits accrued under this plan were not considered to be restructuring charges since participation in the plan was voluntary. As a result, ITG recognized a pre-tax charge for early retirement incentive of $3.2 million during the quarter ended December 31, 2006. The components of this charge included the establishment of a $2.6 million reserve for severance and COBRA benefits and a non-cash pension curtailment charge of $0.6 million.

Following is a summary of activity related to the early retirement incentive reserve (in millions):

Severance and COBRA Benefits

2006 charges	$2.6
Payments	—

Balance at December 31, 2006	2.6
Payments	(0.1)

Balance at March 31, 2007	$2.5

Note 11 Subsequent Events

On April 1, 2007, the Company completed its previously announced acquisition (the “Acquisition”) of all of the outstanding shares of BST US Holdings, Inc. (“BST Holdings”) in exchange for the issuance of approximately $84.0 million of Preferred Stock (3,355,020 shares at $25.00 per share). BST Holdings owns the BST Safety Textiles business (“BST”). BST, based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive air bags as well as narrow fabrics for seat belts and military and technical uses. The Company does not currently have access to all of the information necessary to disclose the results of operations or a condensed balance sheet for BST at this time.

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

Borrowings under the BST Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR plus an applicable margin. The margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan is 2.5%, 2.5% and 5.25%, respectively. At March 31, 2007, prior to the completion of the acquisition of BST Holdings, there was $5.0 million in U.S. dollar loans, and €5.2 million in Euro loans, outstanding under the BST Revolver at an interest rate of 6.5%, and €100.0 million and €25.0 million outstanding under the First Lien Term Loan and the Second Lien Term Loan at interest rates of 6.5% and 10.6%, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International Textile Group, Inc. (“ITG” or the “Company”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, and produces automotive safety, apparel, government uniform, technical and specialty textiles. The Company considers its five primary markets to be:

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

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company is actively engaged in expanding its global operations through acquisitions, greenfield initiatives and other strategic growth opportunities, while substantially reconfiguring its U.S. asset base. ITG expects to focus on the start up of its international greenfield initiatives and the substantial completion of the reconfiguration of its U.S. operations, each as described below, in 2007 and 2008. Key international greenfield initiatives include the construction and operation of facilities, either wholly-owned or through controlling stakes in joint ventures, in China, Vietnam and Nicaragua. With the completion of these strategic initiatives, ITG will have transformed itself from a North American producer of apparel textiles into a diversified, global manufacturer with a primary focus on the automotive safety, apparel, government uniform and technical and specialty textile markets. Consequently, the Company will have reduced its exposure to U.S. markets other than in the automotive safety and specialty markets, which have a low labor content and highly technical manufacturing processes requiring operations within close proximity to the customer base, and the military uniform fabric market, which is protected by the Berry Amendment (a U.S. law requiring military uniform fabric to be sourced wholly within the U.S.). ITG expects to realize further opportunities for international growth as it completes the expansion plans linked to current projects, and expands its presence in markets such as Europe, Vietnam, China, India and throughout Asia. ITG expects to fund its strategic initiatives through a combination of cash flows from operations, equipment financing, available borrowings under its Bank Credit Agreement (defined below) and other external financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with the Company’s chairman of the board, depending upon the perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing would be available to it upon acceptable terms, if at all, at any time in the future. ITG’s failure to obtain any necessary financing may adversely affect its expansion plans and, therefore, its financial condition and results of operations.

Strategic Developments

Acquisitions

As a part of the execution of its strategy, on April 1, 2007, the Company completed the previously announced acquisition of BST US Holdings, Inc. (“BST Holdings”). The Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of the Company (see “Liquidity and Capital Resources” for a description of the Preferred Stock). As a result of the acquisition, BST Holdings became a wholly-owned subsidiary of the Company.

BST Holdings owns the BST Safety Textiles business (“BST”). BST, based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses. In 2006, BST had net sales of approximately $270.0 million.

The Company is in the process of integrating BST with the Company’s Safety Components business, and will operate BST as a part of the automotive safety business unit. Management believes the combined product, technical and market expertise of the BST and Safety Components businesses provides enhanced opportunities for accelerating the growth and expansion of the automotive safety business. The acquisition of BST is expected to provide considerable operating cash flow to ITG as well as opportunities for significant synergies upon the integration of the businesses.

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

On June 30, 2006, ITG completed the acquisition of the 50% equity interest of the Parras Cone joint venture not then-owned by ITG for a purchase price of approximately $27.0 million and the assumption of certain debt. The Company believes the acquisition of the remaining 50% of Parras Cone from a denim competitor will allow the Company to improve operating results as a result of fully integrating that operation with ITG’s consolidated denim merchandising strategy and to achieve synergies from integration and coordination with ITG’s other Mexican facilities. Prior to this acquisition, through a marketing agreement, ITG’s Cone Denim division marketed 100% of the denim produced at Parras Cone.

International Greenfield Projects

In 2006, the Company began construction of a 28 million yard vertical denim plant in Nicaragua at an estimated cost of $100 million, including working capital. The choice of Nicaragua reflects ITG’s belief that Nicaragua, and Central America generally, will be long-term strategic providers of apparel products to the U.S. market. In addition, ITG expects to benefit from tariff preference levels (“TPLs”) granted to Nicaragua as part of the CAFTA trade agreement. Management believes that access to a portion of these TPLs will allow ITG to ship its products, primarily denim, cost-competitively from its facilities in Mexico and China to Nicaragua for garment production by its customers. ITG expects Cone Denim de Nicaragua to begin production in 2008.

The Company and Phong Phu Corporation are building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG – Phong Phu Ltd., Co. (“ITG-PP JV”) is 60% owned by the Company and, therefore, its results are included in the Company’s consolidated financial statements. Construction of these facilities commenced in March 2007. This venture will offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex is expected to be operational in calendar year 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. As a component of the ITG-PP JV, a garment agency will also be established. The cost of the first phase of this project is estimated to be approximately $71 million.

The Company is constructing a technologically advanced 28 million yard vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company. The Cone Denim division will market 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. The Company expects Cone Denim (Jiaxing) to begin production in calendar year 2007. The cost of this project, including working capital, is estimated at approximately $100 million.

The Company is also building a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly-owned. The Company expects Jiaxing Burlington Textile Company to begin operations in calendar year 2007. This facility will provide synthetic apparel fabrics and commission finishing services for interior furnishings and other complementary products. The cost of this project is estimated at approximately $30 million.

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

Reconfiguration of U.S. Operations

As a part of its overall corporate strategy to reconfigure its domestic operations in the global marketplace, ITG has taken a number of actions regarding its U.S.-based assets, including those described below.

In March 2007, the Company reduced its screen print operations in the commission finishing segment resulting in the elimination of 11 jobs at the Company’s facility in Carlisle, South Carolina.

In late 2006, ITG offered to certain employees an early retirement incentive. This incentive, offered to certain corporate and division support staff employees age 55 or over as of June 30, 2007, included severance benefits, additional incentive payments and extended medical and dental benefits, all conditioned upon the employee working through a date specified by ITG and the employee executing a valid release of claims. Forty-seven (47) eligible employees elected early retirement under this incentive arrangement.

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

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain Burlington House businesses within the interior furnishings segment and instructed management to seek potential buyers and negotiate sales of the related product lines or assets. The businesses being exited produced decorative fabrics and mattress fabrics, as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. In January 2007 the Company sold certain assets of the Burlington House division’s mattress fabrics product line to Culp, Inc. for $2.5 million in cash and a number of shares of Culp’s common stock. Amounts of revenue and pretax income (loss) reported in discontinued operations related to these businesses are $70.8 million and $(14.0) million for the 2006 fiscal year; $10.1 million and $(2.7) million for the three months ended March 31, 2007; and $24.2 million and $0.0 million for the three months ended March 31, 2006, respectively.

Prior to discontinuing the Burlington House businesses, the Company had taken certain steps to downsize this business. In May 2006, the Company reached the decision to close its Reidsville, North Carolina weaving plant in the interior furnishings segment. Subsequently the Company received proceeds from the related sale of plant assets of $3.9 million. Additionally, in April 2007 the Company sold certain assets related to discontinued operations for $1.4 million plus the assumption of certain liabilities.

Following is a summary of activity related to the 2006/2007 restructuring and special termination benefit reserves (in millions):

	Severance and COBRA Benefits
	Restructuring	Special Termination Benefit
2006 charges	$7.2	$2.6
Payments	(0.5)	—

Balance at December 31, 2006	6.7	2.6
2007 charges	0.5	—
Payments	(0.6)	(0.1)

Balance at March 31, 2007	$6.6	$2.5

Outlook

The U.S. economy, as measured by gross domestic product, continued its slowing growth rate in the first quarter of 2007 with initial estimates of GDP growth at an annualized rate of 1.3%. At this time there is a decidedly mixed view of the expected 2007 economic performance as consumer confidence continues to decline, housing starts and existing home sales also continue to decline and inflationary pressures remain present, all while energy prices remain at high levels as compared to the past decade. Notwithstanding these factors, retail sales and job growth continue to be stable, albeit with a recent rise in retailer inventories, and the global economy continues to grow overall. In the near-term, the slowing growth rate of the U.S. gross domestic product is expected to continue to impact the Company’s results of operations.

The Company’s two largest markets are affected somewhat differently by U.S. and global economic conditions and trade as almost 60% of the Company’s sales in the automotive safety businesses is in Europe and Asia while for the apparel businesses the U.S. market is the predominant ultimate destination of the product. In addition, sales of the Company’s automotive safety products are affected by total automotive sales and product penetration rates, as consumers continue to seek vehicles with a higher safety content, such as the level of airbags, including rollover protection airbag systems. The Company’s apparel businesses is affected by changes in retail sales, inventory at the retail and the manufacturer level, which declined in 2006, and the types and amount of imported products.

The Company expects that while its automotive safety business will continue to be affected by the slowing growth in the U.S. economy and the reduced number of car builds, the effects of these general economic conditions will be somewhat offset by the increasing penetration of safety products in automobiles and the Company’s recent completion of its acquisition of BST. The Company believes that Tier 1 suppliers to the automotive industry will, in the long-term, continue to outsource a portion of their airbag cushion production requirements as they focus on the development of proprietary technologies and that, with a strong Tier 2 supplier relationship, they may increase their outsourcing of these products as they focus on other components. However, in the near-term, decreased overall demand in the automotive market may increase the likelihood of decisions by Tier 1 suppliers to curtail outsourcing and begin production of certain programs using their own facilities to better utilize their in-house capacity. Like the automotive supply industry generally, the Company continues to experience significant competitive pressure for its airbag fabrics and airbag cushions. The Company expects that it will continue to experience competitive pressures and, although it believes that it has good working relationships with its customers due to its manufacturing capabilities, quality products and service, it cannot give assurances that purchases by Tier 1 suppliers will continue at or near their current levels.

The U.S. and global textile apparel industries continue to undergo changes in geographic demand and sourcing. Textile industry participants, including customers of ITG, continue to seek lower prices for fabrics and finished textile products. These participants have shifted sourcing of products to outside of the U.S., principally to Asia, the Indian subcontinent, Mexico and Central America. As a result, U.S.-sourced apparel products have declined and imports to the United States have increased. For example, in the first two months of 2007, the most recent period for which data is available, the value of imports of apparel and textiles, as reported by the U.S. Commerce Office of Textiles and Apparel, increased by 9.3% as compared with the same period of 2006. Imports from countries such as China and Vietnam continued to increase at double-digit rates in the first two months of 2007 as compared to the comparable 2006 period. Recent World Bank forecasts indicate that growth is expected to stay robust this year in China, Cambodia and Vietnam, which are all key exporters of apparel. In response to the growth of imports in recent years, ITG has been investing in the expansion of its operations outside of the United States to provide low-cost textile manufacturing platforms that are closely integrated and geographically aligned with its customers’ supply chains. With its projects in China, Vietnam and Nicaragua, ITG is developing global manufacturing operations that will allow it to diversify both geographically and by customer sourcing patterns. ITG believes that such a platform will provide flexibility to address customer relationships and mitigate market risks. This is expected to give ITG the ability to deliver products promptly and cost competitively and position ITG to be a preferred provider of fabrics and textile solutions on a global basis.

While ITG’s international projects are under construction and in the start-up stages, the Company continues to reconfigure its domestic operations in an effort to align its domestic manufacturing base with long-term opportunities and to increase return on investment. The realignment of the Company’s domestic synthetic and worsted operations is expected to be completed in the second quarter of 2007 and is being coordinated with the start-up of the Jiaxing Burlington Textile Company facility in China. The continued operation of certain domestic operations at a marginal profit or at a loss in the near-term is expected to improve the early-stage results of international initiatives by allowing the transition of products and the transfer of technical know-how.

Financial Statement Presentation

On October 20, 2006, the Company (formerly known as Safety Components International, Inc., or “SCI”), and ITG Holdings, Inc. (“Former ITG”) completed their previously announced combination (“the Combination”) through a negotiated merger transaction. Upon completion of this Combination, Former ITG became a wholly-owned subsidiary of SCI, and SCI changed its name to “International Textile Group, Inc.”

At the time of the Combination, entities affiliated with Wilbur L. Ross, Jr., the chairman of the board of the Company (such entities, “WLR”) controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value.

In accordance with the guidelines of the accounting staff of the Securities and Exchange Commission (the “SEC”), upon a combination of entities under common control, the earlier acquired entity is deemed to be the predecessor for financial statement presentation purposes. Consequently, in accordance with those guidelines and as a result of the Combination, Former ITG is deemed to be the predecessor entity, for accounting purposes, to the Company. As a result, the financial statements, and all related financial information, of the Company included herein have been recast to present the results of Former ITG for all historical periods, as it was deemed acquired when formed by WLR in 2004, prior to WLR’s acquisition of a majority of the stock of SCI.

As a result of the application of the accounting guidelines summarized above, the presentation of the Company’s historical financial information herein is not consistent with the historical financial information of SCI as reported in certain prior filings with the SEC.

Results of Operations

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006
Net sales	$179,721	$186,555
Cost of goods sold	164,441	167,899

Gross profit	15,280	18,656

Selling and administrative expenses	17,642	17,614
Start-up costs on international initiatives	3,307	610
Provision for restructuring and impairment	2,009	150

Income (loss) from operations	(7,678)	282

Other income (expense):
Interest income	321	302
Interest expense	(2,093)	(1,264)
Other income	1,807	9,405

	35	8,443

Income (loss) from continuing operations before income taxes, equity in losses of unconsolidated affiliates and minority interest	(7,643)	8,725
Total income tax expense	(944)	(3,857)
Equity in losses of unconsolidated affiliates	(47)	(830)
Minority interest in (income) losses of consolidated subsidiaries	486	(194)

Income (loss) from continuing operations	(8,148)	3,844
Income (loss) from discontinued operations, net of income tax (expense) benefit of $0 and $(3), respectively	(2,729)	5

Net income (loss)	$(10,877)	$3,849

The following table presents certain results of operations by reportable segment:

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Segment Results of Operation

(amounts in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006
Net Sales:
Automotive Airbag Cushions	$45,114	$44,506
Automotive Airbag Fabrics	14,203	15,167
Bottom-weight Woven Apparel Fabrics	107,395	102,580
Government Uniform Fabrics	8,430	14,608
Interior Furnishings	8,258	8,762
Commission Finishing	3,297	6,209
Development Stage	0	0
All Other	94	95

	186,791	191,927
Intersegment sales	(7,070)	(5,372)

	$179,721	$186,555

Income (Loss) From Continuing Operations
Before Income Taxes:
Automotive Airbag Cushions	$1,802	$2,673
Automotive Airbag Fabrics	(663)	743
Bottom-weight Woven Apparel Fabrics	5,646	2,041
Government Uniform Fabrics	(62)	756
Interior Furnishings	125	144
Commission Finishing	(1,134)	233
Development Stage	(3,307)	(610)

Total reportable segments	2,407	5,980
Corporate expenses	(8,076)	(5,548)
Restructuring and impairment charges	(2,009)	(150)
Other income (expense)	35	8,443

	$(7,643)	$8,725

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The Company had net sales of $179.7 million for the three months ended March 31, 2007 compared to net sales of $186.6 million for the three months ended March 31, 2006. Significant declines in revenues from the government uniform fabrics and commission finishing segments offset increases in bottom-weight woven apparel segment sales. Gross profit margin in the three months ended March 31, 2007 of 8.5% of sales, as compared with 10.0% for the comparable period in 2006, was impacted negatively by underutilized manufacturing facilities and higher raw material costs. The Company recorded a loss from continuing operations for the three months ended March 31, 2007 of $8.1 million, including provisions for restructuring and start-up costs on international initiatives of $5.3 million.

Automotive Airbag Cushions: Sales in the automotive airbag cushion segment increased approximately $0.6 million, or 1.0%, to $45.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in sales resulted primarily from increases in sales by the Company’s joint ventures and the US dollar/Euro conversion rate on European sales, which offset sales decreases in certain existing markets in which vehicle platforms are decreasing or were phased out in 2006. The Company’s joint venture operations in China and South Africa realized net sales of $2.5 million during the quarter ended March 31, 2007, as those joint ventures ramped-up new programs awarded in 2006, compared with net sales of $1.0 million for the quarter ended March 31, 2006. Net sales increased approximately $2.9 million as a result of favorable changes in foreign currency exchange rates in effect during the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

Income in the automotive airbag cushions segment decreased $0.9 million to $1.8 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The decrease in income resulted primarily from the decrease in sales in certain existing markets described above combined with the continued effect on the Company of cost increases for raw materials implemented in prior years by certain of the Company’s suppliers to the airbag cushion segment, which the Company has not been able to pass on to its customers.

Automotive Airbag Fabrics: Sales in the automotive airbag fabrics segment decreased $1.0 million, or 6.4%, to $14.2 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease in sales resulted primarily from declining volumes on some of the Company’s current fabric products for vehicle platforms that are decreasing or were phased out in 2006.

The automotive airbag fabrics segment realized an operating loss of $0.7 million for the three months ended March 31, 2007 compared to operating income of $0.7 million for the three months ended March 31, 2006. The operating loss for the quarter ended March 31, 2007 resulted primarily from the decrease in sales described above combined with the Company’s inability to leverage its fixed cost component of cost of goods sold and selling, general and administrative expenses at its current level of sales.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the three months ended March 31, 2007 increased to $107.4 million as compared to the $102.6 million recorded in the three months ended March 31, 2006. The acquisition of the remaining 50% interest of Parras Cone in June 2006 resulted in a reported increase in ITG’s net sales of $22.4 million. After adjusting for the effects of consolidation accounting, Parras Cone’s net sales in the aggregate increased by $9.7 million. The increase in Parras Cone sales was offset by significantly lower domestic and European denim sales volume as well as lower domestic synthetic volume as a result of the phase-out of the Hurt finishing facility as described above. Lower overall sales prices and a change in sales mix to less value-added denim products in Mexico resulted in sales prices which were approximately 4% lower than the comparable period in 2006.

Income in the bottom-weight woven apparel fabrics segment for the three months ended March 31, 2007 was $5.6 million compared to $2.0 million recorded in the three months ended March 31, 2006. Bottom-weight woven apparel fabrics income was positively impacted in the 2007 period by the 2006 domestic reconfiguration activities, the acquisition of the remaining 50% of Parras Cone and the migration of production to more cost effective manufacturing facilities in 2007, improved plant operating performance and the Company’s decision to exit certain low-margin synthetic programs. The improvements in operating performance were partially offset by higher raw material costs, lower sales prices and the reduction in sales volume resulting in underutilized manufacturing facilities. The acquisition of the remaining 50% interest in Parras Cone in June 2006 increased income in the March 2007 quarter as compared with 2006 by $2.0 million.

Bottom-weight woven apparel fabric sales continue to be negatively impacted by continued growth of imported apparel into the U.S. and the decision by the Company to exit or downsize its U.S. textile apparel operations as a result of a lack of profitability on many products. The Company expects to begin recognizing sales at its international greenfield projects in the second half of 2007.

Government Uniform Fabrics: Net sales in the government uniform fabrics segment for the three months ended March 31, 2007 were $8.4 million, 42% lower than the $14.6 million recorded in the three months ended March 31, 2006. Sales of worsted wool for dress uniforms declined significantly in the first quarter of 2007 to less than 10% of prior year’s sales as a result of the Company’s reconfiguration of its U.S. facilities and related closure of the Hurt

Finishing facility. The domestic reconfiguration of worsted production capacity for the U.S. government is expected to be completed by the end of the second quarter of 2007 and is expected to coincide with new government programs as the government completes it purchase reductions to adjust excess inventories in certain styles. As with sales of dress uniform fabric, government budget constraints negatively impacted volume levels of battle dress uniform fabric shipments in the three months ended March 31, 2007.

Loss in the government uniform fabrics segment for the three months ended March 31, 2007 was $0.1 million compared to income of $0.8 million recorded in the three months ended March 31, 2006. The significant volume decline in dress uniform sales, partially offset by increased battle dress uniform sales, was responsible for the reduction in this segment’s income.

Interior Furnishings: Net sales in the interior furnishings segment for the three months ended March 31, 2007 were $8.3 million, 5.7% lower than the $8.8 million recorded in the three months ended March 31, 2006. The decrease in interior furnishings sales was due primarily to lower volume as the result of softness in the hospitality markets and a continued deterioration in domestic sales into residential upholstery markets with the growth of furniture imports.

Income in the interior furnishings segment was $0.1 million in the three months ended March 31, 2007 and 2006. Improved penetration of better products and improved plant performance were offset by higher closeouts and lower volumes.

Commission Finishing: Net sales in the commission finishing segment for the three months ended March 31, 2007 were $3.3 million, 47% lower than the $6.2 million recorded in the three months ended March 31, 2007 and 2006. Volumes continued to decline in the Company’s traditional print markets as a result of the continued growth of imports and the continued shift in lifestyle choices to products other than prints, and restructuring activities by certain of the Company’s key customers also had a negative impact on volume.

Loss in the commission finishing segment for the three months ended March 31, 2007 was $1.1 million compared to income of $0.2 million recorded for the three months ended March 31, 2006. The deterioration in operating performance in 2007 was primarily attributable to lower sales volumes. As a result of market declines, in March 2007 the Company reduced its screen print operations resulting in the elimination of 11 jobs at its Carlisle, South Carolina facility.

Development Stage: Start up costs on international initiatives increased $2.7 million in the three months ended March 31, 2007 from $0.6 million in the comparable period in the prior year. This increase was primarily due to increased construction activity at the Cone Denim (Jiaxing), Jiaxing Burlington Textile Company and Cone Denim de Nicaragua facilities. As of March 31, 2007, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $7.3 million related to Cone Denim (Jiaxing), $1.6 million related to Jiaxing Burlington Textile Company and $16.6 million related to the construction of the Cone Denim de Nicaragua plant. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the property, plant and equipment.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses were $17.6 million for the three months ended March 31, 2007 and the three months ended March 31, 2006. First quarter 2007 amounts increased $1.4 million due to the acquisition of the remaining 50% interest in Parras Cone in June 2006, which was partially offset by lower selling costs on decreased sales and cost savings realized from the Company’s restructuring initiatives.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the three months ended March 31, 2007, the Company recognized $2.0 million for restructuring and impairment charges from continuing operations as compared to $0.2 million for the comparable quarter of 2006. The 2007 restructuring charges included severance and COBRA benefits and a non-cash pension curtailment charge primarily related to transitioning production from the Company’s Hurt, Virginia dyeing and finishing plant to other domestic facilities, in addition to continued costs paid to relocate and convert equipment to new facilities, that were charged to operations as incurred and related to certain previously announced restructuring activities. The 2006 restructuring charges consisted of severance and COBRA benefits related to the consolidation of upholstery and contract jacquards fabrics operations at the Company’s facilities in North Carolina described above.

INTEREST EXPENSE: Interest expense of $2.1 million in the three months ended March 31, 2007 was $0.8 million higher than interest expense of $1.3 million in the three months ended March 31, 2006. The increase was primarily due to increased borrowings to finance the Company’s international initiatives and higher interest rates on the Company’s outstanding variable rate debt.

OTHER INCOME: Other income of $1.8 million in the three months ended March 31, 2007 primarily related to the sale of marketable securities that previously had no assigned carrying value due to purchase accounting adjustments made in 2004 under generally accepted accounting principles. Other income of $9.4 million in the three months ended March 31, 2006 was primarily a result of the sale of the Company’s 50% interest in its Indian joint venture, Mafatlal Burlington Industries Limited, during that period. Other income also included interest income of $0.3 million in the three months ended March 31, 2007 and 2006.

INCOME TAX EXPENSE: Income tax expense was $0.9 million for the three months ended March 31, 2007 in comparison with $3.9 million for the three months ended March 31, 2006. Income tax expense for the 2007 period is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of the establishment of a $3.5 million valuation allowance on an increase in U.S. deferred tax assets, other foreign income taxed at different rates, and business expenses that are not deductible in the U.S. The Company has recorded valuation allowances to reduce U.S. deferred tax assets on the portion of the tax benefit that management considers is more likely than not to be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the quarter ended March 31, 2006 is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of foreign income taxed at different rates, foreign withholding taxes paid related to the sale of the Company’s interest in its Indian denim joint venture for which no U.S. foreign tax credit is available, and business expenses that are not deductible in the U.S.

INCOME (LOSS) FROM CONTINUING OPERATIONS: For three months ended March 31, 2007, the Company recorded a loss from continuing operations of $8.1 million compared to income from continuing operations of $3.8 million in the prior year’s comparable period due to the factors discussed above.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Burlington House division’s discontinued businesses were $2.7 million for the three months ended March 31, 2007 compared to break even for the three months ended March 31, 2006. The 2007 period loss includes operating costs incurred to exit the businesses as well as costs incurred to complete orders that existed at the time the Company decided to discontinue these businesses.

NET INCOME (LOSS): Net loss for the three months ended March 31, 2007 included minority interest in losses of unconsolidated affiliates of $0.5 million compared to minority interest in income of unconsolidated affiliates of $0.2 million in the three months ended March 31, 2006, and equity in losses of unconsolidated affiliates of $0.0 million in the three months ended March 31, 2007 compared to $0.8 million in the three months ended March 31, 2006. The decrease in equity in losses from unconsolidated affiliates was primarily due to the exclusion of the losses at Parras Cone in the 2007 period due to its acquisition in June 2006.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $20.7 million in the three months ended March 31, 2007 and $8.3 million in the three months ended March 31, 2006. The increase in cash used in the 2007 period was due to weaker operating results, contributions to the Company’s pension plan of $2.5 million and an increase in cash interest payments due to higher bank debt outstanding and higher interest rates.

Net cash used in investing activities was $47.2 million in the three months ended March 31, 2007 compared to net cash provided of $3.8 million in the three months ended March 31, 2006. Capital expenditures were significant in both periods with cash used of $47.5 million in the three months ended March 31, 2007 and $6.4 million in the three months ended March 31, 2006. The 2006 cash flows were impacted by receipt of gross proceeds from the sale of ITG’s interest in its Indian joint venture of $10.0 million in March 2006.

Net cash provided by financing activities of $55.9 million in the three months ended March 31, 2007 was primarily the result of the issuance of $50.0 million of Series A Convertible Preferred Stock and borrowings used to fund international expansion. Net cash provided by financing activities of $11.9 million in the three months ended March 31, 2006 was primarily attributable to net bank borrowings used to fund working capital as well as capital contributions from minority stockholders used to fund international expansion.

The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Company’s various bank loans are reasonable estimates of their fair value at each applicable measurement date because of the short maturity of these instruments or, in the case of the bank loans, because of the variable interest rate terms. The carrying amounts of certain then-outstanding unsecured convertible subordinated notes described below approximated their fair value at December 31, 2006 based on then-current market pricing.

It is expected that ITG’s equipment and working capital requirements will continue to increase in order to support its international initiatives. ITG expects to fund its liquidity requirements through a combination of cash flows from operations, equipment financing, available borrowings under its bank credit facilities, and other external financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with the Company’s chairman of the board, depending upon the perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing would be available to it upon acceptable terms, if at all, at any time in the future. ITG’s failure to obtain any necessary financing may adversely affect its expansion plans and, therefore, its financial condition and results of operations.

Bank Credit Agreements

On December 29, 2006 the Company and certain of its subsidiaries entered into a $165.0 million credit agreement with General Electric Capital Corporation and certain other signatories thereto (the “Bank Credit Agreement”). Also on December 29, 2006, the Company’s wholly-owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a $15.0 million term loan agreement (the “Term Loan Agreement”) with General Electric Capital Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009.

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

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by substantially all the Company’s (and such subsidiaries’) U.S. assets, a pledge by the Company of the stock of its U.S. subsidiaries (other than BST Holdings, as defined herein, and its U.S. subsidiaries), a pledge by the Company of 65% of the stock of certain of its foreign subsidiaries (other than foreign subsidiaries of BST Holdings) and the accounts receivable of Automotive Safety Components International Limited (“UK ASCI”), a United Kingdom company, one of the borrowers under the Credit Agreement and a wholly-owned subsidiary of the Company. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly-owned subsidiary, Parras Cone de Mexico, S.A. de C.V.

In the event that the availability (as defined in the Bank Credit Agreement) were to fall below certain levels, then the Company would be required to comply with a fixed charge coverage ratio set forth in the Bank Credit Agreement. The Term Loan Agreement contains a fixed charge coverage ratio and a minimum collateral coverage covenant, which are calculated quarterly. The respective agreements also contain customary reporting obligations and affirmative and negative covenants, including, but not limited to, restrictions on the uses of proceeds, capital changes, mergers and consolidations, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments. In addition, the Bank Credit Agreement requires the Company to have obtained, and to have contributed to the borrowers under the Credit Agreement, certain additional equity contributions at various times. An investment of $50.0 million in preferred stock was made by certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board of directors of the Company on March 2, 2007 and recorded as equity, and was used to partially repay revolving loans outstanding. Prior to the filing of this quarterly report on Form 10-Q, the Mexican Holding Company obtained a waiver from General Electric Capital Corporation, as agent under the Term Loan Agreement, for non-compliance with a covenant relating to the timely delivery of certain audited and unaudited subsidiary financial statements under the Term Loan Agreement.

Borrowing availability under the Bank Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. The interest rate on borrowings under the Bank Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on either the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus 0.5%) or the LIBOR plus an applicable margin. At March 31, 2007, the interest rate on base rate loans was 9.00% and the margin applicable to LIBOR loans was 1.75%, and there was $48.7 million outstanding under the Bank Credit Agreement. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At March 31, 2007, there was $14.8 million outstanding under the Term Loan Agreement.

Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. In addition, beginning on May 29, 2008, the calculated value of the borrowing base will be reduced on a quarterly basis by an amount predetermined according to a 7-year straight-line amortization schedule.

Pursuant to the terms of the Term Loan Agreement, mandatory prepayments are required thereunder if Parras Cone sells assets that are part of the borrowing base thereunder. In addition, amortization payments by the Mexican Holding Company are required in the amount of $0.3 million per quarter beginning in March 2007, with a final payment of $12.3 million due at maturity.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. Outstanding borrowings under this facility were $33.8 million with a weighted average interest rate of 6.0% at March 31, 2007. The term loan is to be repaid in equal monthly installments over a 60 month period commencing on June 19, 2008. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The loan is secured by the land, building, machinery and equipment of the joint venture and the agreement contains limitations on asset disposals.

In addition, the Company has a wholly-owned subsidiary, Jiaxing Burlington Textile Company, which has obtained financing from China Construction Bank. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for an $11.0 million term loan, available in either U.S. dollars or Chinese RMB at the option of the Company, to be used for the import of equipment to be used by this company. The term loan is to be repaid in equal monthly installments over a 60-month period after a two-year grace period on the repayment of principal that commenced on August 31, 2006. Interest is calculated at six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At March 31, 2007, $4.5 million in principal of U.S. dollar loans and $5.3 million of Chinese RMB loans were outstanding with a weighted average interest rate of 6.6%. The loans are secured by the land, building, machinery and equipment and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement also contains financial reporting requirements and limitations on asset disposals.

Upon the completion of the acquisition of BST Holdings US, Inc. (“BST Holdings”) in April 2007, as described under Note 11, “Subsequent Events”, BST Holdings became a wholly-owned subsidiary of the Company. BST Holdings is a party to a credit facility (the “BST Facility”) consisting of a €30 million revolving credit facility (the “BST Revolver”), a €100 million first lien term loan (the “First Lien Term Loan”) and a €25 million second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. The obligations of BST Holdings under the BST Facility are secured by substantially all of the assets of BST Holdings’ subsidiaries and a pledge by BST Holdings of the stock of its subsidiaries (which subsidiaries are engaged only in the conduct of BST’s business). The BST Facility contains affirmative and negative covenants customary for financing transactions of this type, and also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the BST Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly.

Borrowings under the BST Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR plus an applicable margin. The margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan is 2.5%, 2.5% and 5.25%, respectively. At March 31, 2007, prior to the completion of the acquisition of BST Holdings, there was $5.0 million in U.S. dollar loans, and €5.2 million in Euro loans, outstanding under the BST Revolver at an interest rate of 6.5%, and €100.0 million and €25.0 million outstanding under the First Lien Term Loan and the Second Lien Term Loan at interest rates of 6.5% and 10.6%, respectively.

Preferred Stock Issuances

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with an entity (“Fund II”) affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68 million of indebtedness owed to Fund II, repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of the Company. Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Preferred Stock, at a price of $25.00 per share, for a total purchase price of $50.0 million to certain other entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board.

Shares of Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Preferred Stock is entitled to one vote per share on all such matters. Shares of Preferred Stock are not convertible prior to December 31, 2007. At any time on or after December 31, 2007, the Preferred Stock is convertible, at the option of the holder thereof, into a number of shares of the Company’s common stock equal to $25.00 (subject to certain adjustments, the “Liquidation Value”) divided by the book value per share of the common stock, as reflected in the Company’s audited financial statements, as of December 31, 2006. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to the Liquidation Value at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. At any time on or after December 31, 2007, the Company may redeem any and all shares of Preferred Stock upon notice to the holders thereof and payment of 110% of the Liquidation Value. Dividends on the Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, at an annual rate of 7.5%. Dividends are payable in additional shares of Preferred Stock. As a result of the conversion price of the Preferred Stock being less than the fair value of the Company’s common stock at the time of its issuance, for accounting purposes the Preferred Stock contained discounts amounting to $5.2 million. These discounts are accreted through retained earnings from the date of issuance to the earliest conversion date, December 31, 2007.

Other

ITG is in the process of negotiating financing arrangements for Cone Denim de Nicaragua and ITG-PP JV. ITG believes that it will be able to obtain sufficient financing for each of these initiatives, but cannot provide any assurances that such financing will be available in a timely manner, or on terms acceptable to ITG, if at all.

Commitments

At December 31, 2006, the Company’s U.S. pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $29.2 million. The Company expects to contribute up to $20.0 million to this plan in fiscal year 2007.

At March 31, 2007, ITG had capital expenditure commitments totaling $28.5 million, the majority of which related to Cone Denim (Jiaxing), Jiaxing Burlington Textile Company and Cone Denim Nicaragua as described above. ITG plans to fund these commitments from a combination of cash provided by operations and borrowings under its Bank Credit Facility as well as through other external sources of financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board, depending upon the perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

Off-Balance Sheet Arrangements

As of March 31, 2007, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2007, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45. As a result of the Company’s expanded business operations resulting from the Combination, the Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under FASB Statements Nos. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. At March 31, 2007, the fair market value of ITG’s commodity derivative portfolio was $0.1 million.

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

Certain operating expenses at the Company’s facilities in Mexico are paid in Mexican pesos. To reduce exposure to fluctuations in the U.S. dollar and Mexican peso exchange rates, the Company entered into forward contracts and collars at various times during 2006 and 2007 to buy Mexican pesos for periods and amounts consistent with the related, underlying forecasted cash outflows. At March 31, 2007, the Company had notional value of outstanding forward exchange contracts of $9.1 million and foreign exchange collars ranging from $9.0 million to $9.1 million. Changes in the derivatives’ fair values are recorded in the consolidated statements of operations as other (income) expense.

Certain sales are denominated and settled in Euros while a portion of the related operating expenses are paid in U.S. dollars. To reduce exposure to fluctuations in the Euro and U.S. dollar exchange rates, the Company entered into forward contracts in January 2006 to buy U.S. dollars with Euros for periods and amounts consistent with the related, underlying forecasted sales. At March 31, 2007, the Company had outstanding forward exchange contracts that mature between April 2007 and December 2007 to purchase U.S. dollars with an aggregate notional amount of approximately $8.1 million. The fair values of these contracts at March 31, 2007 totaled approximately ($0.6) million which has been recorded as a liability on the Company’s balance sheet in accrued and other current liabilities. Changes in the derivatives’ fair values are recorded in the consolidated statements of operations as other (income) expense.

Gains and losses on derivatives are recognized in the period incurred and reported in cost of goods sold in the applicable period ($0.3 million loss and $0.4 million loss in the three months ended March 31, 2007 and March 31, 2006, respectively).

Contractual Obligations

The following table aggregates ITG’s contractual obligations (including those described above) related to long-term debt, non-cancelable leases, capital purchase obligations and other obligations at March 31, 2007.

	Payments Due by Period (in thousands )
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Long term debt	$108,345	$1,000	$62,473	$44,872	$—
Interest payments related to long-term debt	28,032	8,060	15,788	4,184	—
Capital lease obligations	2,469	893	1,127	449	—
Operating lease obligations	19,319	4,155	5,081	4,881	5,202
Capital purchase obligations (1)	28,524	27,684	725	95	20
Other purchase obligations (2)	46,558	46,558	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	34,037	6,738	10,595	6,593	10,111

Total	$267,284	$95,088	$95,789	$61,074	$15,333

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on ITG’s balance sheet as of March 31, 2007, as ITG had not yet received the related goods or taken title to the property. These capital purchase obligations relate primarily to capital equipment for the Cone Denim (Jiaxing) joint venture and the Jiaxing Burlington Textile Company and the Cone Denim Nicaragua facilities.
(2)	Other purchase obligations include payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of March 31, 2007 these obligations included $28.0 million for cotton contracts, $12.8 million for wool contracts and $5.7 million for yarn contracts.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s unaudited consolidated financial statements. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein.

As of March 31, 2007 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2006. As a result of recent transactions, however, the Company now considers its policy regarding marketable securities to be a critical accounting policy.

Marketable securities consist of equity securities of $5.6 million recorded in other current assets and $0.4 million recorded in other long-term assets at March 31, 2007. The Company classifies its equity securities into trading or available-for-sale. Trading securities are acquired and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

Judgments are based on management’s assessment as to the effect certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in the unaudited consolidated Financial Statements. It is important that the reader of the unaudited financial statements understands that actual results could differ from these estimates, assumptions and judgments.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely that not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company’s first quarter of 2007. The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and may be subject to examination by the Internal Revenue Service (“IRS”) for fiscal periods between 2004 and 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company is currently under examination in Germany.

At January 1, 2007, the Company had $2.7 million in gross unrecognized tax benefits. Of this amount, approximately $0.3 million, if recognized, would affect the Company’s effective tax rate. Interest and penalties related to these items are not material. In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of the income tax provision. Approximately $2.4 million of the tax benefits relates to tax benefits for which the timing of the deduction may not be sustained upon examination by taxing authorities. However, the Company believes that these tax benefits will ultimately be recognized. As such, upon the adoption of FIN 48, a deferred tax asset related to the deduction that will ultimately be sustained was created, which was offset by a corresponding reduction in the deferred tax asset related to net operating loss carryforwards. Since no additional income tax would be assessed upon audit, no interest or penalties have been accrued. The Company does not believe any of these uncertain tax positions, if recognized, will affect the effective tax rate in future periods, as such amounts primarily relate to timing differences. It is reasonably possible that the amount of the unrecognized benefit with respect to certain unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of the settlement of ongoing audits, competent authority proceedings related to transfer pricing, or adjustments to expected income tax return filing positions for returns to be filed during 2007. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. It does not require any new fair value measures and is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except as it would apply to certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. Statement No. 159 is effective for the Company beginning January 1, 2008. The Company is evaluating the impact that the adoption of Statement No. 159 will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

To the extent that amounts borrowed under the Company’s bank credit agreements, which provide for borrowings at variable interest rates, are outstanding, ITG has market risk relating to such amounts to the extent that the interest rates under the agreements are variable. An interest rate increase would have a negative impact to the extent ITG borrows against the bank credit agreements. The actual impact would be dependent on the level of borrowings actually incurred. As of March 31, 2007, ITG’s interest rates on outstanding borrowings, exclusive of credit fees, under bank credit facilities with variable interest rates was approximately 7.2%, and the total principal amount outstanding was $107.1 million. Assuming for illustrative purposes only that the interest rates in effect and the amount outstanding under these bank credit facilities on March 31, 2007 remain constant, an increase in the interest rate of 1.0% would have a negative impact of approximately $1.1 million on interest expense over the next twelve months. Similarly, assuming for illustrative and comparative purposes only that the interest rates in effect and the amount outstanding under the Company’s bank credit facilities on December 31, 2006 had remained constant for ITG’s 2007 fiscal year, an increase in the interest rate of 1.0% would have had a negative impact of approximately $1.0 million on annual interest expense for the 2007 fiscal year. The increase in the negative impact is due to the higher level of borrowings under the bank credit facilities at March 31, 2007 compared to December 31, 2006.

Commodity Price Risk

ITG enters into commodity forward, futures and option contracts agreements for cotton and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material prices. Cotton is the primary raw material for ITG’s denim fabric manufacturing operations. ITG has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. At March 31, 2007, the fair market value of ITG’s commodity derivative portfolio was $0.1 million. Based on ITG’s derivative portfolio as of March 31, 2007, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse change in the underlying commodity price, was approximately $0.9 million. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, ITG expects that any gain or loss in fair value of the portfolio would be substantially offset by increases or decreases in raw material prices.

Foreign Currency Risk

ITG’s international operations, as well as other transactions denominated in foreign currencies, expose ITG to currency exchange rate risks. In order to reduce the risk of certain foreign currency exchange rate fluctuations, ITG periodically enters into forward contracts to buy foreign currencies with U.S. dollars for periods and amounts consistent with the related underlying forecasted cash outflows. The instruments used for hedging are readily marketable exchange-traded forward contracts with banks. ITG monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the quarter ended March 31, 2007 was not material. It is unknown what the effect of foreign currency rate fluctuations will be on ITG’s financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, ITG’s consolidated financial condition could be materially adversely affected. Based on amounts outstanding at March 31, 2007, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which ITG has operations would result in a reduction or addition of approximately $0.4 million in operating income.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its principal executive and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the course of the audit of the consolidated financial statements of the Company for the year ended December 31, 2006, it was determined that certain internal controls related to the preparation of tax documentation and management’s review of the income tax provisions and certain related disclosures for 2006, as well as the validity of certain tax planning strategies applied in the determination of valuation allowances for 2006, were not effective. The Company has revised its control process over accounting for income taxes, which includes additional management oversight and review. To enhance these improved controls, the Company has engaged an outside consultant to provide certain related services. This outside consultant has assisted the Company in preparing and implementing additional, formalized processes and procedures in order to help ensure an appropriate level of review is undertaken with respect to its income tax provision computations and related disclosures, which are the responsibility of management. To this end, the Company has improved its documentation process and adopted specified formal review processes to be followed by relevant personnel. As the Company continues to expand its global manufacturing footprint, it expects to continue to add qualified personnel at various levels.

Except as described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit No.
10.1	Term and Revolving Loan Agreement dated 8 December 2006 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent

10.2	Amendment Agreement relating to a €155,000,000 Term and Revolving Facilities Agreement dated 1 April 2007 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent

10.3	Limited Waiver to Term Loan Agreement, dated as of April 20, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation and the other Lenders signatory thereto

10.4	Limited Waiver to Credit Agreement, dated as of April 20, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto

31.1	Certification of CEO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gary L. Smith
Gary L. Smith
Executive Vice President and Chief Financial Officer

Date:	May 11, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Term and Revolving Loan Agreement dated 8 December 2006 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent

10.2	Amendment Agreement relating to a €155,000,000 Term and Revolving Facilities Agreement dated 1 April 2007 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent

10.3	Limited Waiver to Term Loan Agreement, dated as of April 20, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation and the other Lenders signatory thereto

10.4	Limited Waiver to Credit Agreement, dated as of April 20, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002