Form 10-Q
period 2007-06-30
INTERNATIONAL TEXTILE GROUP INC
filed 2007-08-20
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 10, 2007 was 17,479,170.

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

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$36,511	$61,921
Accounts receivable, net	163,123	123,043
Sundry notes and accounts receivable	25,832	21,450
Inventories	191,579	189,547
Deferred income taxes	—	60
Prepaid expenses	5,490	5,255
Other current assets	20,516	9,379

Total current assets	443,051	410,655
Investments in and advances to unconsolidated affiliates	2,151	2,265
Property, plant and equipment, net	389,685	311,247
Assets held for sale	—	2,053
Intangibles and deferred charges, net	24,494	22,321
Goodwill	48,781	48,151
Deferred income taxes	5,231	6,057
Other assets	8,184	8,440

	$921,577	$811,189

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$7,160	$9,059
Short-term borrowings	18,997	8,934
Accounts payable	88,212	75,405
Sundry accounts payable and accrued liabilities	68,460	66,726
Deferred income taxes	1,537	—

Total current liabilities	184,366	160,124
Bank debt and other long-term obligations, net of current maturities	271,931	282,869
Senior subordinated notes	81,000	—
Note payable to joint venture partner	2,940	—
Unsecured subordinated notes	—	67,458
Other liabilities	12,533	31,098

Total liabilities	552,770	541,549
Minority interest in subsidiaries	21,483	19,047
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 8,257,855 shares issued and outstanding at June 30, 2007)	206,446	—
Less: unamortized discount on preferred stock	(3,137)	—
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,479,996 and 17,479,972 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	175	175
Capital in excess of par value	137,592	216,811
Common stock held in treasury, 40,322 shares at cost at June 30, 2007 and December 31, 2006	(411)	(411)
(Accumulated deficit) retained earnings	(7,963)	21,843
Accumulated other comprehensive income	14,622	12,175

Total stockholders’ equity	347,324	250,593

	$921,577	$811,189

See accompanying notes to condensed consolidated financial statements (unaudited).

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net sales	$263,906	$185,843	$516,600	$372,398
Cost of goods sold	231,123	167,327	461,095	335,226

Gross profit	32,783	18,516	55,505	37,172

Selling and administrative expenses	23,935	17,896	44,866	35,510
Start-up costs on international initiatives	4,625	890	7,932	1,500
Expenses associated with certain share transactions	2,943	—	4,215	—
Provision for restructuring and impairment	3,759	(13)	5,768	137

Income (loss) from operations	(2,479)	(257)	(7,276)	25

Other income (expense):
Interest income	457	189	790	491
Interest expense	(6,616)	(1,238)	(12,734)	(2,502)
Other income	960	(24)	2,555	9,381

	(5,199)	(1,073)	(9,389)	7,370

Income (loss) from continuing operations before income taxes, equity in losses of unconsolidated affiliates and minority interest	(7,678)	(1,330)	(16,665)	7,395
Total income tax expense	(3,579)	(4,684)	(5,115)	(8,541)
Equity in income (losses) of unconsolidated affiliates	46	(2)	(1)	(832)
Minority interest in losses of consolidated subsidiaries	878	1,182	1,364	988

Loss from continuing operations	(10,333)	(4,834)	(20,417)	(990)
Discontinued operations:
Loss from operations (net of income taxes)	(2,489)	(2,185)	(5,218)	(2,180)
Gain on disposals (net of income taxes)	1,232	—	1,232	—

Loss from discontinued operations	(1,257)	(2,185)	(3,986)	(2,180)

Net loss	$(11,590)	$(7,019)	$(24,403)	$(3,170)

Net loss	$(11,590)	$(7,019)	$(24,403)	$(3,170)
Accrued preferred stock dividend	(3,841)	—	(4,578)	—
Accretion of preferred stock discount	(1,568)	—	(2,091)	—

Net loss applicable to common stock	$(16,999)	$(7,019)	$(31,072)	$(3,170)

Net loss per common share, basic:
Loss from continuing operations	$(0.97)	$(0.32)	$(1.68)	$(0.07)
Loss from discontinued operations	(0.08)	(0.14)	(0.25)	(0.14)

	$(1.05)	$(0.46)	$(1.93)	$(0.21)

Net loss per common share, diluted:
Loss from continuing operations	$(0.97)	$(0.32)	$(1.68)	$(0.07)
Loss from discontinued operations	(0.08)	(0.14)	(0.25)	(0.14)

	$(1.05)	$(0.46)	$(1.93)	$(0.21)

Weighted average number of shares outstanding, basic	16,120	15,331	16,120	15,327
Weighted average number of shares outstanding, diluted	16,120	15,331	16,120	15,327

See accompanying notes to condensed consolidated financial statements (unaudited).

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
OPERATIONS
Net loss	$(24,403)	$(3,170)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Provision for restructuring and impairment	5,411	404
Bad debt expense	949	89
Depreciation and amortization of fixed assets	14,399	5,573
Amortization of intangibles and deferred financing costs	3,260	354
Amortization of stock-based compensation	695	371
Deferred income taxes	2,424	8,911
Equity in losses of unconsolidated affiliates	1	832
Minority interest in losses of consolidated subsidiaries	(1,364)	(988)
Gain on disposal of assets	(1,176)	(9,957)
Noncash interest expense	1,534	76
Foreign currency exchange (gains) losses	(590)	357
Change in operating assets and liabilities:
Accounts receivable	(44,929)	(10,308)
Inventories	(1,625)	2,350
Other current assets	(14,305)	94
Accounts payable and accrued liabilities	13,953	8,555
Other	(18,565)	773

Net cash provided by (used in) operating activities	(64,331)	4,316

INVESTING
Acquisition of businesses, net of cash acquired	—	(21,797)
Proceeds from sale of property, plant and equipment	4,325	794
Proceeds from sale of investments	469	10,000
Capital expenditures	(91,057)	(17,104)

Net cash used in investing activities	(86,263)	(28,107)

FINANCING
Increase (decrease) in checks issued in excess of deposits	(3,313)	778
Net borrowings (repayments) under revolver loans	(23,750)	16,286
Proceeds from issuance of term loans	15,186	1,000
Repayment of term loans	(779)	(6,433)
Borrowings (repayments) of short-term bank notes	8,737	(2,021)
Repayment of capital lease obligations	(7,085)	(232)
Payment of financing fees	(4,245)	(88)
Proceeds from related party loans	2,940	—
Proceeds from exercise of stock options	—	134
Tax benefit from exercise of stock options	—	62
Capital contributions/loans from minority shareholders	4,038	15,051
Proceeds from issuance of preferred stock	50,000	—
Proceeds from issuance of senior subordinated notes	80,000	—
Proceeds from issuance of unsecured subordinated notes	—	36,210

Net cash provided by financing activities	121,729	60,747

Effect of exchange rate changes on cash and cash equivalents	455	(456)

Net change in cash and cash equivalents	(25,410)	36,500
Cash and cash equivalents at beginning of period	61,921	8,735

Cash and cash equivalents at end of period	$36,511	$45,235

Supplemental disclosure of cash flow information:
Cash payments for income taxes, net of refunds	$6,163	$1,750
Cash payments for interest	9,520	2,709
Noncash investing and financing activities:
Exchange of unsecured subordinated notes for preferred stock	$67,992	$—
Issuance of preferred stock for acquisition of businesses	83,876	—
Acquisition of equipment using trade credits	940	2,451

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

On October 20, 2006, the Company (formerly known as Safety Components International, Inc., or “SCI”), and ITG Holdings, Inc. (“Former ITG”) completed their previously announced combination (“the Combination”) through a negotiated merger transaction. Upon completion of this Combination, Former ITG became a wholly owned subsidiary of SCI, and SCI changed its name to “International Textile Group, Inc.” At the time of the Combination, entities affiliated with Wilbur L. Ross, Jr., the chairman of the board of the Company (such entities, “WLR”) controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value.

Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations, states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. FASB Statement No. 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for in a manner similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets and liabilities initially recognizes those assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. In accordance with the guidelines of the accounting staff of the Securities and Exchange Commission (the “SEC”), upon a combination of entities under common control, the earlier acquired entity is deemed to be the predecessor for financial statement presentation purposes. Consequently, in accordance with those guidelines and as a result of the Combination, Former ITG is deemed to be the predecessor entity, for accounting purposes, to the Company. As a result, the financial statements, and all related financial information, of the Company included herein have been recast to present the results of Former ITG for all historical periods, as it was deemed acquired when formed by WLR in 2004, prior to WLR’s acquisition of a majority of the stock of SCI. As a result of the application of the accounting guidelines summarized above, the presentation of the Company’s historical financial information herein is not consistent with the historical financial information of SCI as reported in certain prior filings with the SEC.

Recent Acquisition

On April 1, 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings, Inc. (“BST Holdings”) from WLR and certain other stockholders of BST Holdings. On December 8, 2006, BST Holdings had acquired the business and operations of BST Safety Textiles Holding GmbH (“BST Safety Textiles”). BST Safety Textiles, based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive air bags as well as narrow fabrics for seat belts and military and technical uses. Pursuant to the agreement governing the BST Acquisition, the Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of series A preferred stock of the Company. Prior to the BST Acquisition, WLR owned approximately 98.1% of BST Holdings.

In accordance with Emerging Issues Task Force 02-5, Definition of ‘Common Control’ in Relation to FASB Statement No. 141, Business Combinations, common control of ITG and BST Safety Textiles is deemed to have existed beginning on December 8, 2006, the date that BST Holdings acquired BST Safety Textiles. As a result, the subsequent transfer of the assets and liabilities of BST Safety Textiles to ITG was accounted for as an “as-if pooling-of-interests”, at WLR’s historical cost at December 8, 2006, including its necessary purchase accounting adjustments. Accordingly, the consolidated balance sheet as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the Company have been recast to include

BST Safety Textiles’ results of operations beginning as of December 9, 2006. The consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the Company prior to December 9, 2006 have not been recast to give effect to the BST Acquisition. The acquisition of the minority interest of BST Holdings, which was accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, did not result in material adjustments.

The following unaudited pro forma condensed combined financial information is designed to show how the BST Acquisition and the acquisition by the Company in June 2006 of the 50% equity interest in its Parras Cone joint venture (“Parras Cone”) not then-owned by the Company (together the “2006 Acquisitions”) might have affected ITG’s historical results of continuing operations if such acquisitions had occurred on January 1, 2006. The unaudited pro forma condensed combined statements of continuing operations give effect to the 2006 Acquisitions as if they occurred on the first day of the Company’s fiscal year ended December 31, 2006. The unaudited pro forma condensed combined financial information has been prepared by the management of the Company for illustrative purposes only and is not indicative of the restated historical results of operations that will be presented in future filings with the SEC in accordance with the rules and regulations described above, and is not necessarily indicative of the results that actually would have been realized had the 2006 Acquisitions been completed at the beginning of the specified periods or at any other time, nor those to be expected at any time in the future.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS OF ITG AND BST

For the Three Months Ended June 30, 2006

(amounts in thousands, except per share data)

	ITG	BST	Pro Forma Combined ITG and BST	Parras Cone Acquisition	Pro Forma Adjustments Relating to 2006 Acquisitions			Pro Forma
Net sales	$185,843	$67,181	$253,024	$17,569	$			$270,593
Cost of goods sold	167,327	55,605	222,932	15,400		(576	)(1)	237,756

Gross profit	18,516	11,576	30,092	2,169		576		32,837
Selling and administrative expenses	17,896	6,234	24,130	1,474		(275	)(1)	25,329
Start-up costs on international initiatives	890	—	890	—				890
Provision for restructuring, special termination benefit and impairment	(13)	—	(13)	—				(13)

Income (loss) from operations	(257)	5,342	5,085	695		851		6,631
Other income (expense):
Interest income	189	92	281	37				318
Interest expense	(1,238)	(1,763)	(3,001)	(320)		(1,797	)(2)	(5,118)
Other income (expense)	(24)	—	(24)	(921)				(945)

Income (loss) from continuing operations before income taxes	(1,330)	3,671	2,341	(509)		(946)		886
Income tax (expense) benefit	(4,684)	(2,117)	(6,801)	(5,674)		808	(3)	(11,667)
Equity in earnings (losses) of unconsolidated affiliates	(2)	—	(2)	—		91	(4)	89
Minority interest net income	1,182	—	1,182	—				1,182

Net income (loss) from continuing operations	$(4,834)	$1,554	$(3,280)	$(6,183)		$(47)		$(9,510)

Net income (loss) from continuing operations	$(4,834)	$1,554	$(3,280)	$(6,183)		$(47)		$(9,510)
Accrued preferred stock dividend	—	—	—	—		(1,620	)(5)	(1,620)

Net income (loss) from continuing operations applicable to common stock	$(4,834)	$1,554	$(3,280)	$(6,183)		$(1,667)		$(11,130)

Net loss from continuing operations per common share, basic	$(0.32)							$(0.73)
Net loss from continuing operations per common share, diluted	$(0.32)							$(0.73)

Weighted average number of common shares outstanding, basic	15,331							15,331
Weighted average number of common shares outstanding, diluted	15,331							15,331 (6)

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS OF ITG AND BST

For the Six Months Ended June 30, 2006

(amounts in thousands, except per share data)

	ITG	BST	Pro Forma Combined ITG and BST	Parras Cone Acquisition	Pro Forma Adjustments Relating to 2006 Acquisitions			Pro Forma
Net sales	$372,398	$134,007	$506,405	$29,667	$			$536,072
Cost of goods sold	335,226	113,049	448,275	28,063		(1,721	)(1)	474,617

Gross profit	37,172	20,958	58,130	1,604		1,721		61,455
Selling and administrative expenses	35,510	10,835	46,345	2,744		(469	)(1)	48,620
Start-up costs on international initiatives	1,500	—	1,500	—				1,500
Provision for restructuring, special termination benefit and impairment	137	—	137	—				137

Income (loss) from operations	25	10,123	10,148	(1,140)		2,190		11,198
Other income (expense):
Interest income	491	95	586	90				676
Interest expense	(2,502)	(3,433)	(5,935)	(543)		(3,423	)(2)	(9,901)
Other income (expense)	9,381	—	9,381	(884)				8,497

Income (loss) from continuing operations before income taxes	7,395	6,785	14,180	(2,477)		(1,233)		10,470
Income tax (expense) benefit	(8,541)	(3,628)	(12,169)	(5,674)		1,705	(3)	(16,138)
Equity in earnings (losses) of unconsolidated affiliates	(832)	—	(832)	—		1,076	(4)	244
Minority interest net income	988	—	988	—				988

Net income (loss) from continuing operations	$(990)	$3,157	$2,167	$(8,151)		$1,548		$(4,436)

Net income (loss) from continuing operations	$(990)	$3,157	$2,167	$(8,151)		$1,548		$(4,436)
Accrued preferred stock dividend	—	—	—	—		(3,193	)(5)	(3,193)

Net income (loss) from continuing operations applicable to common stock	$(990)	$3,157	$2,167	$(8,151)		$(1,645)		$(7,629)

Net loss from continuing operations per common share, basic	$(0.07)							$(0.50)
Net loss from continuing operations per common share, diluted	$(0.07)							$(0.50)

Weighted average number of common shares outstanding, basic	15,327							15,327
Weighted average number of common shares outstanding, diluted	15,327							15,327 (6)

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS OF ITG AND BST

For the Twelve Months Ended December 31, 2006

(amounts in thousands, except per share data)

	ITG	BST(A)	Pro Forma Combined ITG and BST	Parras Cone Acquisition	Pro Forma Adjustments Relating to 2006 Acquisitions			Pro Forma
Net sales	$720,916	$275,135	$996,051	$29,667	$			$1,025,718
Cost of goods sold	660,734	244,064	904,798	28,063		1,148	(1)	934,009

Gross profit	60,182	31,071	91,253	1,604		(1,148)		91,709
Selling and administrative expenses	72,441	20,288	92,729	2,744		(550	)(1)	94,923
Stock-based compensation and related cash bonus expense	1,318		1,318	—				1,318
Start-up costs on international initiatives	4,595		4,595	—				4,595
Gain on disposal of property, plant and equipment	(769)		(769)	—				(769)
Expenses associated with certain share transactions	4,350		4,350	—				4,350
Provision for restructuring, special termination benefit and impairment	14,829		14,829	—				14,829

Income (loss) from operations	(36,582)	10,783	(25,799)	(1,140)		(598)		(27,537)
Other income (expense):
Interest income	1,509	951	2,460	90				2,550
Interest expense	(6,937)	(7,652)	(14,589)	(543)		(6,092	)(2)	(21,224)
Write-off of deferred financing fees	(1,054)		(1,054)	—				(1,054)
Other income (expense)	10,846		10,846	(884)				9,962

Income (loss) from continuing operations before income taxes	(32,218)	4,082	(28,136)	(2,477)		(6,690)		(37,303)
Income tax (expense) benefit	(5,913)	(6,641)	(12,554)	(5,674)		3,625	(3)	(14,603)
Equity in earnings (losses) of unconsolidated affiliates	(847)		(847)	—		1,076	(4)	229
Minority interest net income	2,899		2,899	—				2,899

Net loss from continuing operations	$(36,079)	$(2,559)	$(38,638)	$(8,151)		$(1,989)		$(48,778)

Net loss from continuing operations	$(36,079)	$(2,559)	$(38,638)	$(8,151)		$(1,989)		$(48,778)
Accrued preferred stock dividend	—	—	—	—		(6,562	)(5)	(6,562)

Net loss from continuing operations available to common stockholders	$(36,079)	$(2,559)	$(38,638)	$(8,151)		$(8,551)		$(55,340)

Net loss from continuing operations per common share, basic	$(2.34)							$(3.59)
Net loss from continuing operations per common share, diluted	$(2.34)							$(3.59)

Weighted average number of common shares outstanding, basic	15,395							15,395
Weighted average number of common shares outstanding, diluted	15,395							15,395 (6)

(A)	Includes the audited historical financial results of BST for the period from January 1, 2006 to December 8, 2006, which have been converted to U.S. dollars based on the average exchange rate for the period, as well as the following unaudited historical financial results of BST for the period from December 9, 2006 to December 31, 2006:

Net sales	$12,141
Loss from operations	(996)
Net loss	(937)

(1)	To increase depreciation and amortization expense on new bases of BST assets; to eliminate management and marketing fees paid to the former 50% owner of Parras Cone; and to record reduced depreciation expense on fixed assets written-down upon acquisition of the remaining 50% ownership interest of Parras Cone on June 30, 2006.
(2)	Represents pro forma interest expense to finance the acquisition of BST and the remaining 50% interest in Parras Cone not already owned by ITG, and the elimination of BST interest expense related to indebtedness repaid upon the acquisition of BST.
(3)	To record income tax effects of pro forma income (loss).
(4)	To eliminate equity in earnings (loss) of Parras Cone.
(5)	To record accrued preferred stock dividends as if the $83.9 million of series A convertible preferred stock issued in connection with the BST Acquisition was issued on January 1, 2006.
(6)	Diluted weighted average shares outstanding considered the effect of the assumed conversion of the series A convertible preferred stock issued in connection with the BST Acquisition. However, such effect was antidilutive and therefore such shares were not included in the diluted earnings per share computation.

Significant Accounting Policies

As of June 30, 2007 there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Because of recent transactions, however, the Company now considers its policy regarding marketable securities to be a significant accounting policy.

Marketable securities consist of equity securities of $6.5 million recorded in other current assets at June 30, 2007. The Company classifies its equity securities into trading or available-for-sale. Trading securities are acquired and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings in the period in which the impairment is deemed to occur, and a new cost basis for the security is then established.

Segment Information

The Company reports its financial results in four reportable segments: automotive safety, bottom-weight woven apparel fabrics, development stage activities and all other. The reporting of the Company’s operations in four reportable segments, as recast, is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). See Note 8.

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

De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company’s first quarter of 2007. The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and may be subject to examination by the Internal Revenue Service (“IRS”) for fiscal periods between 2004 and 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company has received a notification from the state of North Carolina that it will be under examination by that state with respect to its state income tax returns filed for its 2004 through 2006 fiscal years. It is too early to predict what, if any, impact this examination will have on the Company’s consolidated financial statements. The Company is also finalizing a current examination in Germany.

At January 1, 2007, the Company had $2.7 million in gross unrecognized tax benefits. Of this amount, approximately $0.3 million, if recognized, would have affected the Company’s effective tax rate. This amount was increased during the quarter ended June 30, 2007 to approximately $0.4 million primarily due to the pending settlement of the tax examination in Germany described above. Interest and penalties related to these items are not material. In accordance with FIN 48, the Company has classified interest and penalties as a component of the income tax provision. Approximately $2.4 million of the unrecognized tax benefits relate to tax benefits for which the timing of the deduction may not be sustained upon examination by taxing authorities. However, the Company believes that these tax benefits will ultimately be recognized. As such, upon the adoption of FIN 48, a deferred tax asset related to the deduction that will ultimately be sustained was created, which was offset by a corresponding reduction in the deferred tax asset related to net operating loss carryforwards. Since no additional income tax would be assessed upon audit, no interest or penalties have been accrued. The Company has determined to file its tax returns for its 2006 fiscal year without this $2.4 million benefit. As such, the Company no longer has an unrecognized tax benefit in its income tax provision related to these items. None of these uncertain tax positions had an effect on the effective tax rate, as such amounts primarily relate to timing differences that increase or decrease the deferred tax asset related to net operating loss carryforwards. It is reasonably possible that the amount of the unrecognized benefit with respect to certain unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of the settlement of ongoing audits, competent authority proceedings related to transfer pricing, or adjustments to expected income tax return filing positions for returns to be filed during 2007. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. Statement No. 159 is effective for the Company beginning January 1, 2008. The Company is evaluating the impact that the adoption of Statement No. 159 will have on its consolidated financial statements, and has not yet determined whether it will elect to measure certain financial instruments and certain other items at fair value.

Note 2 Inventories

	June 30, 2007	December 31, 2006
Inventories at FIFO:
Raw materials	$36,861	$30,191
Stock in process	46,962	46,907
Produced goods	101,049	108,991
Dyes, chemicals and supplies	13,728	14,267

	198,600	200,356

Excess of FIFO over LIFO	(7,021)	(10,809)

Total	$191,579	$189,547

Note 3 Long-Term Debt

	June 30, 2007	December 31, 2006
Revolving loans	$40,997	$64,573
Term loans	228,828	211,120
Senior subordinated notes	81,000	—
Unsecured subordinated notes	—	67,458
Capitalized lease obligations	7,972	14,907
Other notes payable	4,234	1,328

Total debt	363,031	359,386
Less: current portion of long-term debt	(7,160)	(9,059)

Total long-term portion of debt	$355,871	$350,327

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

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by substantially all the Company’s (and such subsidiaries’) U.S. assets, a pledge by the Company of the stock of its U.S. subsidiaries (other than BST Holdings, as defined herein, and its U.S. subsidiaries), a pledge by the Company of 65% of the stock of certain of its foreign subsidiaries (other than foreign subsidiaries of BST Holdings) and the accounts receivable of Automotive Safety Components International Limited (“UK ASCI”), a United Kingdom company, one of the borrowers under the Bank Credit Agreement and a wholly owned subsidiary of the Company. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”).

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

Borrowing availability under the Bank Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. The interest rate on borrowings under the Bank Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on either the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus 0.5%) or the LIBOR plus an applicable margin. At June 30, 2007, the interest rate on base rate loans was 9.00% and the margin applicable to LIBOR loans was 1.75%, and there was $17.7 million outstanding under the Bank Credit Agreement. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At June 30, 2007, there was $14.5 million outstanding under the Term Loan Agreement.

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

Pursuant to the terms of the Term Loan Agreement, mandatory prepayments are required thereunder if Parras Cone sells assets that are part of the borrowing base thereunder. In addition, amortization payments by the Mexican Holding Company are required in the amount of $0.3 million per quarter, with a final payment of $12.3 million due at maturity.

BST Holdings is a party to a credit facility (the “BST Facility”) consisting of a €30 million (approximately $40 million at June 30, 2007) revolving credit facility (the “BST Revolver”), a €100 million (approximately $135 million at June 30, 2007) first lien term loan (the “First Lien Term Loan”) and a €25 million (approximately $34 million at June 30, 2007) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. The obligations of BST Holdings under the BST Facility are secured by substantially all of the assets of BST Holdings’ subsidiaries and a pledge by BST Holdings of the stock of its subsidiaries (which subsidiaries are engaged only in the conduct of BST’s business). The BST Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage and debt coverage ratios which are calculated quarterly and a fixed charge coverage ratio which is calculated semiannually, restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments. The BST Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the BST Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. Borrowings under the BST Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR plus an applicable margin. The margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan is 2.5%, 2.5% and 5.25%, respectively. At June 30, 2007, there was $17.6 million in U.S. dollar loans, and €4.2 million (approximately $6 million at June 30, 2007) in Euro loans, outstanding under the BST Revolver at interest rates of 7.9% and 6.5%, respectively, and €100.0 million (approximately $135 million at June 30, 2007) and €24.6 million (approximately $33 million at June 30, 2007) outstanding under the First Lien Term Loan and the Second Lien Term Loan at interest rates of 6.5% and 10.6%, respectively.

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”). The Notes bear interest at a rate of 18.0% per annum, subject to periodic increases if the Company has not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before December 6, 2008. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of BST Holdings. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 6.8% at June 30, 2007. The term loan is to be repaid in equal monthly installments over a 60 month period commencing on June 19, 2008. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The loan is secured by the land, building, machinery and equipment of the joint venture and the agreement contains limitations on asset disposals. The shareholders of the Cone Denim (Jiaxing) Limited joint venture have advanced non-interest bearing loans totalling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and the $2.9 million loan payable to the minority shareholder of the joint venture is shown on the consolidated balance sheet as “Note payable to joint venture partner”.

In addition, the Company has a wholly owned subsidiary, Jiaxing Burlington Textile Company, which obtained financing from China Construction Bank in August 2006. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for an $11.0 million term loan, available in either U.S. dollars or Chinese RMB at the option of the Company, to be used for the import of equipment to be used by this company. The term loan is to be repaid in equal monthly installments over a 60-month period after a two-year grace period on the repayment of principal that commenced on August 31, 2006. Interest is calculated at six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At June 30, 2007, $4.5 million in principal of U.S. dollar loans and $6.6 million of Chinese RMB loans were outstanding with a weighted average interest rate of 6.4%. The loans are secured by the land, building, machinery and equipment and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement also contains financial reporting requirements and limitations on asset disposals.

Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2007, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities.

The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of June 30, 2007 or December 31, 2006. As a result of the Company’s expanded business operations resulting from the Combination (as described in Note 4 below), the Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

Note 4 Stockholders’ Equity

	Preferred Stock	Common stock	Capital in excess of par value	Treasury stock	Retained earnings (accumulated deficit)	Accumu- lated other compre- hensive income	Total
Balance at December 31, 2006	$—	$175	$216,811	$(411)	$21,843	$12,175	$250,593
Comprehensive loss for the six months ended June 30, 2007:
Net loss	—	—	—	—	(24,403)	—	(24,403)
Foreign currency translation adjustments	—	—	—	—	—	763	763
Reclassification adjustment for derivative losses included in net loss, net of tax	—	—	—	—	—	295	295
Unrealized gain on securities	—	—	—	—	—	1,389	1,389

Net comprehensive loss	—	—	—	—	—	—	(21,956)
Amortization of unearned compensation	—	—	695	—	—	—	695
Issuance of preferred stock	196,640	—	5,228	—	—	—	201,868
Merger with BST on April 1, 2007	—	—	(83,876)	—	—	—	(83,876)
Preferred stock dividends	4,578	—	(1,266)	—	(3,312)	—	—
Accretion of preferred stock discount	2,091	—	—	—	(2,091)	—	—

Balance at June 30, 2007	$203,309	$175	$137,592	$(411)	$(7,963)	$14,622	$347,324

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), of which 8,257,855 shares of Preferred Stock were issued and outstanding at June 30, 2007 (0 shares issued and outstanding at December 31, 2006). The Company’s board of directors is authorized to provide for the issuance of additional series of preferred stock in the future, with voting powers, dividend rate, redemption terms, repayment, conversion terms, restrictions, rights and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of issuance.

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with an entity (“Fund II”) affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68 million of indebtedness owed to Fund II, repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Preferred Stock. Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Preferred Stock, at a price of $25.00 per share, for a total purchase price of $50.0 million to certain other entities affiliated with Mr. Ross. On April 1, 2007, the Company issued an additional 3,355,020 shares of Preferred Stock in connection with the acquisition of BST Holdings, as described under Note 1.

Shares of Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Preferred Stock is entitled to one vote per share on all such matters. Shares of Preferred Stock are not convertible prior to December 31, 2007. At any time on or after December 31, 2007, the Preferred Stock is convertible, at the option of the holder thereof, into a number of shares of the Company’s common stock equal to $25.00 (subject to certain adjustments, the “Liquidation Value”) divided by the book value per share of the common stock, as reflected in the Company’s audited financial statements, as of December 31, 2006. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to the Liquidation Value at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. At any time on or after December 31, 2007, the Company may redeem any and all shares of Preferred Stock upon notice to the holders thereof and payment of 110% of the Liquidation Value. Dividends on the Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, at an annual rate of 7.5%. Dividends are payable in additional shares of Preferred Stock. For accounting purposes, certain shares of Preferred Stock that were issued in March 2007 contained discounts amounting to

$5.2 million as a result of the conversion price being less than the fair value of the Company’s common stock at the time of the issuance of such Preferred Stock. These discounts are accreted through retained earnings from the date of issuance to the earliest conversion date, December 31, 2007.

Common Stock

On October 20, 2006, the Company (then known as Safety Components International, Inc., or “SCI”) completed its previously announced combination, through a negotiated merger transaction, with ITG Holdings, Inc. (“ITGH”), (the “Combination”). As a part of the Combination, shares of ITGH common stock were exchanged for shares of common stock of the Company at a ratio of 1.4739 shares of ITGH common stock for one share of the Company’s common stock, resulting in the issuance of 11,363,783 additional shares (the “Additional Shares”) of the Company’s common stock. In connection with the Combination, ITGH became a wholly owned subsidiary of the Company, and the Company changed its name to “International Textile Group, Inc.” Also in connection with the completion of the Combination, and pursuant to the terms of the agreement governing the Combination, the board of directors of the Company declared a common stock dividend of one-ninth ( 1/9th) of one share of common stock for each share of common stock outstanding immediately prior to the Effective Time, resulting in 612,094 shares (the “Dividend Shares”) being payable to the holders of record of SCI’s common stock as of the close of business on October 20, 2006. In accordance with the terms and conditions of the Combination, ten percent of the Additional Shares and the Dividend Shares are being held in escrow for a period of up to 18 months to satisfy potential claims for indemnification that may be made. Under U.S. generally accepted accounting principles, the effect of the Dividend Shares will not be recorded in the Company’s consolidated financial statements unless the shares are released from escrow.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2007	December 31, 2006
Foreign currency translation adjustments	$13,488	$12,725
Postretirement benefit plans	(255)	(255)
Unrealized losses on derivatives	—	(295)
Unrealized gains on securities	1,389	—

Total	$14,622	$12,175

Note 5 Reconciliation to Diluted Earnings per Share

The following data show the amounts used in computing earnings per share and the effect on net income (loss) from continuing operations and the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Income (loss) from continuing operations available to common shareholders	$(15,742)	$(4,834)	$(27,086)	$(990)
Effect of dilutive securities:
None	—	—	—	—

Numerator for diluted earnings per share	$(15,742)	$(4,834)	$(27,086)	$(990)

Weighted-average number of common shares used in basic earnings per share	16,120	15,331	16,120	15,324
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—
Contingently issuable common stock held in escrow	—	—	—	—
Stock options	—	—	—	—
Nonvested restricted common stock	—	—	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	16,120	15,331	16,120	15,324

Based on the number of shares of Preferred Stock outstanding as of June 30, 2007 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be convertible at the option of the holders thereof on or after December 31, 2007 into 21,452,256 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Convertible preferred stock	21,452	—	16,920	—
Contingently issuable common stock held in escrow	1,749	1,137	1,749	1,137
Nonvested restricted common stock	—	127	26	123
Stock options	—	112	13	116

	23,201	1,376	18,708	1,376

Note 6 Derivative Instruments

The Company from time to time utilizes derivative financial instruments to manage changes in cotton and natural gas prices, foreign currency exposures and interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company generally does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company may also have other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties.

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under FASB Statements Nos. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. At June 30, 2007, the fair market value of ITG’s commodity derivative portfolio was $1.6 million. Changes in the commodity derivatives’ fair values are recorded in the consolidated statements of operations in cost of goods sold, and in other (income) expense for contracts related to international start-up initiatives that do not yet own inventory.

The Company uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company is currently not accounting for these derivative financial instruments using the hedge accounting provisions of SFAS No. 133, as amended; therefore, the changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for all periods presented. Such amounts were not material to the consolidated financial statements.

In March 2007, BST Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million and a fixed rate of 4.10% through November 2008. Also in March 2007, BST Holdings entered into an interest rate floor agreement with a notional amount of €125.0 million and a fixed rate of 3.905% through November 2008. At June 30, 2007, the fair market value of BST Holdings’ interest rate derivatives was $0.8 million. Changes in the interest rate derivatives’ fair values are recorded in the consolidated statements of operations in interest expense.

Gains and losses on derivative instruments were as follows: $2.1 million gain and $1.9 million gain in the three and six months ended June 30, 2007, respectively, and $1.5 million loss and $ 2.0 million loss in the three and six months ended June 30, 2006, respectively.

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

During 2005, the Company’s Board of Directors approved plans to build a technologically advanced 28 million yard vertical denim plant and a dyeing and finishing plant for synthetic fabrics and commission finishing in the city of Jiaxing, Zhejiang Province, China. The denim operation is a joint venture partnership called Cone Denim (Jiaxing) Limited, which is 51% owned by a subsidiary of the Company. The dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned by the Company. These two facilities in Jiaxing China are estimated to cost approximately $103 million in the aggregate to construct, of which ITG will be obligated to provide approximately $65 million. At June 30, 2007, the Company had contributed approximately $27 million, its JV partner had contributed approximately $17 million, and the projects had obtained bank financing in China, to fund the construction of these projects. The dyeing and finishing plant and the denim plant are expected to be completed in late 2007. In April 2006, ITG announced its intention to build a 28 million yard vertical denim plant in Nicaragua. The Company expects this plant, Cone Denim de Nicaragua, to begin operations in 2008. At June 30, 2007, the Company had contributed approximately $19.1 million to construct the facility in Nicaragua, which is estimated to cost approximately $82 million. Additionally, the Company has entered into an agreement to build a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam (ITG - Phong Phu Ltd., Co. Joint Venture). ITG - Phong Phu Ltd., Co. Joint Venture is 60% owned by ITG and 40% owned by Phong Phu Corporation. This integrated complex is expected to be operational in 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. At June 30, 2007, the Company had contributed approximately $5.5 million of its approximately $30 million obligation to construct the Phong Phu facility, which has a total estimated cost of approximately $50 million.

As of June 30, 2007, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $5.7 million related to Cone Denim (Jiaxing), $0.6 million related to Jiaxing Burlington Textile Company, $11.8 million related to the construction of the Cone Denim de Nicaragua plant and $12.4 million related to the construction of the ITG- Phong Phu Ltd., Co.

plant. In addition, the Company had other commitments for capital expenditures and to purchase raw materials in the amount of $37.9 million at June 30, 2007. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the assets. As of June 30, 2007, the Company had commitments for the funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $0.6 million and, with respect to the China joint venture agreement, the intention, but not an obligation, for funding its share of this joint venture through possible loans or capital contributions of up to $1.9 million.

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

Note 8 Segment and Other Information

Prior to and during the Company’s quarter ended March 31, 2007, the Company had seven reportable segments. As a result of the acquisition of BST Holdings as described above, and the subsequent integration of the Company’s automotive businesses, beginning in the Company’s quarter ended June 30, 2007, the Company determined that it operates in four reportable segments for which separate financial information was available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources: automotive safety, bottom-weight woven apparel fabrics, development stage and all other. As a result, prior year segment information has been recast to conform to the current year presentation. The automotive safety segment consists of fabrics sold to airbag manufacturers, airbag cushions that are produced by cutting and assembling airbag fabric and components and a wide array of fabrics for consumer and industrial uses. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, and worsted and worsted wool blend fabrics. The development stage segment includes start-up costs on international initiatives in China (denim and synthetic apparel fabrics and commission finishing plants), Nicaragua (denim apparel fabrics) and Vietnam (cotton apparel fabrics). The all other segment consists of operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform fabrics including woven worsteds, wool blend and printed cotton fabrics primarily for both dress and battle fatigue U.S. military uniforms; narrow fabrics for seat belts and military and technical uses; interior furnishings including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; transportation services; and other miscellaneous items.

Sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). Results for the three and six months ended June 30, 2007 are not comparable to the same periods of the prior year due to the BST Acquisition. The Company evaluates performance and allocates resources based on profit or loss before interest, restructuring charges, certain unallocated corporate expenses, other income (expense) and income taxes. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended June 30, 2007 and June 30, 2006 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $2.5 million and $2.6 million, respectively. Intersegment net sales for the six months ended June 30, 2007 and June 30, 2006 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $5.7 million and $5.0 million, respectively.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net Sales:
Automotive Safety	$114,241	$57,046	$228,018	$113,806
Bottom-weight Woven Apparel Fabrics	113,355	102,515	220,750	205,095
Development Stage	0	0	0	0
All Other	38,764	28,843	73,577	58,517

	266,360	188,404	522,345	377,418
Intersegment sales	(2,454)	(2,561)	(5,745)	(5,020)

	$263,906	$185,843	$516,600	$372,398

Income (Loss) From Continuing Operations Before Income Taxes:
Automotive Safety	$7,846	$(302)	$12,872	$1,837
Bottom-weight Woven Apparel Fabrics	6,173	1,226	11,819	3,267
Development Stage	(4,625)	(890)	(7,932)	(1,500)
All Other	659	2,942	(1,375)	4,075

Total reportable segments	10,053	2,976	15,384	7,679
Corporate expenses	(5,830)	(3,246)	(13,042)	(7,517)
Expenses associated with certain share transactions	(2,943)	0	(4,215)	0
Restructuring and impairment charges	(3,759)	13	(5,768)	(137)
Other income (expense)	(5,199)	(1,073)	(9,024)	7,370

	$(7,678)	$(1,330)	$(16,665)	$7,395

	June 30, 2007	December 31, 2006
Total Assets
Automotive Safety	$461,457	$443,020
Bottom-weight Woven Apparel Fabrics	247,086	216,395
Development Stage	137,356	85,743
All Other	44,773	39,374
Corporate	30,905	26,657

	$921,577	$811,189

Note 9 Restructuring Activities and Discontinued Operations

2006/2007 Restructuring Plans

In May 2006, the Company entered into an agreement to close its Reidsville, North Carolina weaving plant in the interior furnishings segment and transition all future production of U.S. produced mattress fabrics to a leased facility as part of an agreement with Tietex International. The Company received proceeds from the related sale of plant assets of $3.9 million. This restructuring resulted in the elimination of approximately 60 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $0.5 million during the 2006 fiscal year. The components of this charge included the establishment of a $0.2 million reserve for severance and COBRA benefits and $0.3 million for contract cancellations and costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred.

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the Bottom-weight Woven Apparel Fabrics segment to other domestic facilities. Synthetic fabric production is being transitioned to the Company’s finishing plant located in Burlington, North Carolina. The Company intends to transfer its worsted finishing operations to its Raeford facility, which presently produces yarn for the worsted fabric. The transition of products and the closing of the Hurt facility are expected to be completed by the third fiscal quarter of 2007. This restructuring is expected to result in the elimination of approximately 840 jobs, mostly in the United States, with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $3.5 million during the 2006 fiscal year, $1.3 million during the quarter ended March 31, 2007 and $1.6 million during the quarter ended June 30, 2007. The components of the 2006 charge included the establishment of a $2.7 million reserve for severance and COBRA benefits and $0.3 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred. The Company also recorded an impairment charge of $0.5 million during fiscal year 2006 related to equipment located at these facilities. The components of the 2007 charges included $0.3 million for management incentive awards and $2.6 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina (Bottom-weight Woven Apparel Fabrics segment). In conjunction with this transition the plant will stop producing open-end yarns in order to further focus on being a niche supplier of premium denims. This restructuring resulted in the elimination of approximately 260 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $0.9 million during the 2006 fiscal year and $0.8 million during the three months ended June 30, 2007 for the establishment of a reserve for severance and COBRA benefits.

In December 2006, the Company announced that it would be transitioning certain administrative functions within its Automotive Safety segment from its Greenville, South Carolina location, and that it would be undertaking the consolidation of certain manufacturing operations in Germany. Expected costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 12 jobs in the United States and the planned elimination of approximately 30 jobs in Germany with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $1.1 million during the 2006 fiscal year for the establishment of a $1.1 million reserve for severance and benefits, with substantially all of these amounts expected to be paid in 2007. The Company also recorded an impairment charge of $0.2 million during June 2007 related to equipment located at the Greenville facility.

In March 2007, the Company reduced its screen print operations in the All Other segment resulting in the elimination of 11 jobs at the Company’s facility in Carlisle, South Carolina. As a result, the Company recognized a pre-tax charge for restructuring of $0.2 million during the quarter ended March 31, 2007 for the establishment of a reserve for severance and COBRA benefits. Additionally, the Company recognized charges of $0.4 million and $0.3 million for other restructuring activities during the quarters ended March 31, 2007 and June 30, 2007, respectively.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain of the Company’s Burlington House businesses within the All Other segment and instructed management to seek potential buyers and negotiate sales of the related product lines or assets. The businesses being exited produced decorative fabrics and mattress fabrics as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. In 2006 the Company recorded a related pre-tax restructuring charge of $2.3 million for severance and COBRA benefits, $0.5 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred, and pre-tax asset impairment charges totaling $3.7 million. In January 2007 the Company sold certain assets of the mattress fabrics product line to Culp, Inc. for $2.5 million in cash and 798,582 shares of Culp’s common stock that the Company sold in July 2007. An unrealized gain of approximately $1.4 million related to these shares is included in accumulated other comprehensive income at June 30, 2007. On April 30, 2007 the Company sold certain assets related to discontinued operations for $1.4 million plus the assumption of certain liabilities. As part of this sales agreement, the purchaser agreed to hire the employees at the related facility, resulting in a June 2007 reversal of $1.2 million of the 2006 restructuring charges related to severance and COBRA benefits. Also during the quarter ended June 30, 2007, the Company negotiated the termination of certain contracts related to the discontinued business resulting in the accrual of $0.4 million and the payment of $0.4 million of restructuring charges. The components of the 2006 and 2007 charges included $0.3 million and $0.5 million, respectively, for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred. Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $70.8 million and $(14.0 million) for the 2006 fiscal year; $14.5 million and $(4.0 million) for the six months ended June 30, 2007; and $41.8 million and $(2.2 million) for the six months ended June 30, 2006, respectively. The results of operations related to the Burlington House division are presented as discontinued operations in the consolidated statements of operations for all periods presented. Property, plant and equipment related to the discontinued operations meet the criteria for classification as “Assets held for sale” in the December 31, 2006 and March 31, 2007 consolidated balance sheets under FASB Statement No. 144.

Following is a summary of activity related to the 2006/2007 restructuring reserves reserve for contract cancellations and severance and COBRA benefits (in millions):

Fiscal year 2006 charges	$7.2
Payments	(0.5)

Balance at December 31, 2006	6.7
Quarter ended March 31, 2007 charges	0.5
Payments	(0.6)

Balance at March 31, 2007	6.6
Quarter ended June 30, 2007 charges	0.4
Payments	(2.1)

Balance at June 30, 2007	$4.9

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

Following is a summary of activity related to the early retirement incentive reserve for severance and COBRA benefits (in millions):

Fiscal year 2006 charges	$2.6
Payments	—

Balance at December 31, 2006	2.6
Payments	(0.1)

Balance at March 31, 2007	2.5
Payments	(0.2)

Balance at June 30, 2007	$2.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International Textile Group, Inc. (“ITG” or the “Company”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, and produces automotive safety, apparel, government uniform, technical and specialty textiles. The Company considers its five primary markets to be:

•	Automotive safety – including airbag fabric, airbag cushions and seatbelts;

•	Bottom-weight woven apparel fabrics—including denim, synthetic and worsted fabrics;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics; and

•	Specialty fabrics and services—including commission printing and finishing, and value added technical, fabrics used in a variety of niche government, industrial and commercial applications.

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company is actively engaged in expanding its global operations through acquisitions, greenfield initiatives and other strategic growth opportunities, while substantially reconfiguring its U.S. asset base. ITG expects to focus on the start up of its international greenfield initiatives and the substantial completion of the reconfiguration of its U.S. operations, each as described below, in 2007 and 2008. Key international greenfield initiatives include the construction and operation of facilities, either wholly owned or through controlling stakes in joint ventures, in China, Vietnam and Nicaragua. With the completion of these strategic initiatives, ITG will have transformed itself from a North American producer of apparel textiles into a diversified, global manufacturer with a primary focus on the automotive safety, apparel, government uniform and technical and specialty textile markets. Consequently, the Company will have reduced its exposure to U.S. markets other than in the automotive safety and specialty markets, which have a low labor content and highly technical manufacturing processes requiring operations within close proximity to the customer base, and the military uniform fabric market, which is protected by the Berry Amendment (a U.S. law requiring military uniform fabric to be sourced wholly within the U.S.). ITG expects to realize further opportunities for international growth as it completes the expansion plans linked to current projects, and expands its presence in markets such as Europe, Vietnam, China, India and throughout Asia.

ITG expects to fund its strategic initiatives through a combination of cash flows from operations, equipment financing, available borrowings under its Bank Credit Agreement (defined below) and other external financing as management deems appropriate. In the quarter ended June 30, 2007, the Company completed the sale of $80 million of its senior subordinated notes due 2011 (the “Notes”) to support the completion of its international greenfield initiatives and to fund other strategic initiatives. See Liquidity and Capital Resources for a more complete description of the Notes. The Company is currently in discussions with lenders for project financing for its denim project in Nicaragua and its supply chain city project in Vietnam, each as described more fully below. ITG believes these financings, if completed, will provide it with sufficient funds to complete its currently planned strategic initiatives. ITG believes that any future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with the Company’s chairman of the board, depending upon the perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any specific financing will be available to it upon acceptable terms, if at all, at any time in the future. ITG’s failure to obtain any necessary financing may adversely affect its expansion plans and, therefore, its financial condition and results of operations.

Strategic Developments

Acquisitions

As a part of the execution of its strategy, on April 1, 2007, the Company completed the previously announced acquisition (the “BST Acquisition”) of BST US Holdings, Inc. (“BST Holdings”). The Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of the Company (see “Liquidity and Capital Resources” for a description of the Preferred Stock). As a result of the acquisition, BST Holdings became a wholly owned subsidiary of the Company.

BST Holdings owns the BST Safety Textiles business (“BST”). BST, based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses. In 2006, BST had net sales of approximately $275.0 million.

The Company is in the process of integrating BST with the Company’s automotive safety businesses. Management believes the combined product, technical and market expertise of BST and the Company’s historical automotive safety businesses provides enhanced opportunities for accelerating the growth and expansion of the automotive safety business. The acquisition of BST is expected to provide considerable operating cash flow to ITG as well as opportunities for significant synergies upon the completion of the integration of the businesses.

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

Financing

On June 6, 2007, the Company issued and sold $80.0 million of Notes. Proceeds from the sale of the Notes are being used to support the completion of the Company’s international greenfield initiatives, as well as to fund its other strategic initiatives. The Notes bear interest at a rate of 18.0% per annum, subject to periodic increases if the Company has not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before December 6, 2008. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of BST Holdings. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement (as defined below).

International Greenfield Initiatives

In 2006, the Company began construction of a 28 million yard vertical denim plant in Nicaragua at an estimated cost of $105 million, including working capital. The choice of Nicaragua reflects ITG’s belief that Nicaragua, and Central America generally, will be long-term strategic providers of apparel products to the U.S. market. In addition, ITG expects to benefit from tariff preference levels (“TPLs”) granted to Nicaragua as part of the CAFTA trade agreement. Management believes that access to a portion of these TPLs will allow ITG to ship its products, primarily denim, cost-competitively from its facilities in Mexico and China to Nicaragua for garment production by its customers. ITG expects Cone Denim de Nicaragua to begin production in 2008.

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

The Company is constructing a technologically advanced 28 million yard vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company. The Cone Denim division will market 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. The Company expects Cone Denim (Jiaxing) to begin production in late 2007. The cost of this project, including working capital, is estimated at approximately $100 million.

The Company is also building a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. The Company expects Jiaxing Burlington Textile Company to begin operations in late 2007. This facility will provide synthetic apparel fabrics and commission finishing services for interior furnishings and other complementary products. The cost of this project is estimated at approximately $30 million.

The international greenfield initiatives are expected to generate long-term returns in excess of ITG’s cost of capital, primarily as a result of ITG’s market positions and technical know-how, the strategic locations of the facilities in low labor cost areas that are in proximity to its customers, and the use of modern machinery and engineered plant layouts. The completion of the Cone Denim (Jiaxing) and Cone Denim de Nicaragua projects are expected to provide ITG with a global manufacturing base designed to cost competitively service its denim customers.

Reconfiguration of Certain Operations

As a part of its overall corporate strategy to reconfigure its operations to better compete in the global marketplace, ITG has taken a number of actions relating to its U.S. and German-based assets, including those described below.

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

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina. In conjunction with this transition, the plant stopped producing open-end yarns in order to further focus on being a niche supplier of premium denims.

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities. Synthetic fabric production has been transitioned to the Company’s finishing plant located in Burlington, North Carolina. The Company transferred its worsted finishing operations to its Raeford facility, which presently produces yarn for the worsted fabric. The transition of products and the closing of the Hurt facility are expected to be completed by the second half of 2007.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain of the Company’s Burlington House businesses and instructed management to seek potential buyers and negotiate sales of the related product lines or assets. The businesses exited produced decorative fabrics and mattress fabrics, as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. In January 2007 the Company sold certain assets of the Burlington House division’s mattress fabrics product line to Culp, Inc. for $2.5 million in cash and a number of shares of Culp’s common stock that the Company sold in July 2007. An unrealized gain of approximately $1.4 million related to these shares is included in accumulated other comprehensive income at June 30, 2007. Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $70.8 million and $(14.0 million) for the 2006 fiscal year; $14.5 million and $(4.0 million) for the six months ended June 30, 2007; and $41.8 million and $(2.2 million) for the six months ended June 30, 2006, respectively.

Prior to discontinuing the Burlington House businesses, the Company had taken certain steps to downsize this business. In May 2006, the Company determined to close its Reidsville, North Carolina weaving plant in the interior furnishings segment. Subsequently the Company received proceeds from the related sale of plant assets of $3.9 million. Additionally, in April 2007 the Company sold certain assets related to discontinued operations for $1.4 million, plus the assumption of certain liabilities.

Following is a summary of activity related to the 2006/2007 restructuring and special termination benefit reserves for contract cancellations and severance and COBRA benefits (in millions):

	Restructuring	Special Termination Benefit
Fiscal year 2006 charges	$7.2	$2.6
Payments	(0.5)	—

Balance at December 31, 2006	6.7	2.6
Quarter ended March 31, 2007 charges	0.5	—
Payments	(0.6)	(0.1)

Balance at March 31, 2007	6.6	2.5
Quarter ended June 30, 2007 charges	0.4	—
Payments	(2.1)	(0.2)

Balance at June 30, 2007	$4.9	$2.3

Outlook

The growth rate of the U.S. economy, as measured by gross domestic product, accelerated in the second quarter of 2007 from the previous quarter, with initial estimates of GDP growth at an annualized rate of 3.4%. The increase in the growth rate in the second quarter was primarily attributable to a stronger trade performance, increased government investment and rebuilding of inventories. In the second quarter of 2007 the economy experienced a sharp slowdown in consumer spending and a decline in housing; however, in July 2007 the Consumer Confidence Index reached a six-year high. With the recent volatility of the global credit markets, driven principally by the issues in the U.S. housing markets, there remains a decidedly mixed view of the economy as the important back to school and holiday seasons approach. Notwithstanding the foregoing, retail sales and job growth continue to be stable, albeit with a recent rise in retailer inventories, and the global economy continues to grow overall.

The Company’s two largest markets are affected somewhat differently by U.S. and global economic conditions and trade as almost 60% of the Company’s sales in the automotive safety business is in Europe and Asia while for the apparel business the U.S. market is the predominant product destination. In addition, sales of the Company’s automotive safety products are also affected by total automotive sales and product penetration rates, as consumers continue to seek vehicles with higher safety content, such as the number and functionality of airbags, including rollover protection airbag systems. The Company’s apparel business is predominately affected by changes in retail sales, inventory at the retail and the manufacturer level, which declined in 2006, and the types and amount of imported products.

The Company expects that while its automotive safety business will continue to be affected in the near term by the weakness of the U.S. automotive market, the effects of the general economic conditions will be somewhat offset by the increasing penetration of safety products in automobiles and the Company’s recent completion of its acquisition of BST. The Company believes that Tier 1 suppliers to the automotive industry will, in the long-term, continue to outsource a portion of their airbag cushion production requirements as they focus on the development of proprietary technologies and that, with a strong Tier 2 supplier relationship, they may increase their outsourcing of these products as they focus on other components. However, in the near-term, decreased overall demand in the automotive market may increase the likelihood of decisions by Tier 1 suppliers to curtail outsourcing and begin production of certain programs using their own facilities to better utilize their in-house capacity. Like the automotive supply industry generally, the Company continues to experience significant competitive pressure for its airbag products. The Company expects that it will continue to experience competitive pressures and, although it believes that it has good working relationships with its customers due to its manufacturing capabilities, quality products and service, it cannot give assurances that purchases by Tier 1 suppliers will continue at or near their current levels.

The U.S. and global textile apparel industries continue to undergo changes in geographic demand and sourcing. Textile industry participants, including customers of ITG, continue to seek lower prices for fabrics and finished textile products. These participants have shifted sourcing of products to outside of the U.S., principally to Asia, the Indian subcontinent, Mexico and Central America. As a result, U.S.-sourced apparel products have declined and imports to the United States have increased. For example, in the first five months of 2007, the most recent period for which data is available, the value of imports of apparel and textiles, as reported by the U.S. Commerce Office of Textiles and Apparel, increased by 7.4% as compared with the same period of 2006. Imports from countries such as China and Vietnam continued to increase at double-digit rates in 2007 as compared to the comparable 2006 period. Recent World Bank forecasts indicate that growth is expected to stay robust this year in China, Cambodia and Vietnam, which are all key exporters of apparel. In response to the growth of imports in recent years, ITG has been investing in the expansion of its operations outside of the United States to provide low-cost textile manufacturing platforms that are closely integrated and geographically aligned with its customers’ supply chains. With its projects in China, Vietnam and Nicaragua, ITG is developing global manufacturing operations that will allow it to diversify both geographically and by customer sourcing patterns. ITG believes that such a platform will provide flexibility to address customer relationships and mitigate market risks. This is expected to give ITG the ability to deliver products promptly and cost competitively and position ITG to be a preferred provider of fabrics and textile solutions on a global basis.

While ITG’s international projects are under construction and in the start-up stages, the Company continues to reconfigure its domestic operations in an effort to align its domestic manufacturing base with long-term opportunities and to increase return on investment. The Company substantially completed the realignment of its domestic synthetic and worsted operations in the second quarter of 2007, completing the exit of its large Hurt Finishing plant as described above. The realignment and downsizing of the Company’s domestic synthetics capacity is being coordinated with the start-up of the Jiaxing Burlington Textile Company facility in China. The Company is working with its customers to transfer products that were produced domestically at a marginal profit or at a loss to its greenfield projects, resulting in a better value proposition for both the customer and the Company.

Financial Statement Presentation

On October 20, 2006, the Company (formerly known as Safety Components International, Inc., or “SCI”), and ITG Holdings, Inc. (“Former ITG”) completed their previously announced combination (“the Combination”) through a negotiated merger transaction. Upon completion of this Combination, Former ITG became a wholly owned subsidiary of SCI, and SCI changed its name to “International Textile Group, Inc.” At the time of the Combination, entities affiliated with Wilbur L. Ross, Jr., the chairman of the board of the Company (such entities, “WLR”) controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value.

Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations, states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. FASB Statement No. 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for in a manner similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets and liabilities initially recognizes those assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. In accordance with the guidelines of the accounting staff of the Securities and Exchange Commission (the “SEC”), upon a combination of entities under common control, the earlier acquired entity is deemed to be the predecessor for financial statement presentation purposes. Consequently, in accordance with those guidelines and as a result of the Combination, Former ITG is deemed to be the predecessor entity, for accounting purposes, to the Company. As a result, the financial statements, and all related financial information, of the Company included herein have been recast to present the results of Former ITG for all historical periods, as it was deemed acquired when formed by WLR in 2004, prior to WLR’s acquisition of a majority of the stock of SCI. As a result of the application of the accounting guidelines summarized above, the presentation of the Company’s historical financial information herein is not consistent with the historical financial information of SCI as reported in certain prior filings with the SEC.

On April 1, 2007, the Company completed the BST Acquisition from WLR and certain other stockholders of BST Holdings. On December 8, 2006, BST Holdings had acquired the business and operations of BST Safety Textiles Holding GmbH (“BST Safety Textiles”). Pursuant to the agreement governing the BST Acquisition, the Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of series A preferred stock of the Company. Prior to the BST Acquisition, WLR owned approximately 98.1% of BST Holdings.

In accordance with Emerging Issues Task Force 02-5, Definition of ‘Common Control’ in Relation to FASB Statement No. 141, Business Combinations, common control of ITG and BST Safety Textiles is deemed to have existed beginning on December 8, 2006, the date that BST Holdings acquired BST Safety Textiles. As a result, the subsequent transfer of the assets and liabilities of BST

Safety Textiles to ITG was accounted for as an “as-if pooling-of-interests”, at WLR’s historical cost at December 8, 2006, including its necessary purchase accounting adjustments. Accordingly, the consolidated balance sheet as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the Company have been recast to include BST Safety Textiles’ results of operations beginning on December 9, 2006. The consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the Company prior to December 9, 2006 have not been recast to give effect to the BST Acquisition. The acquisition of the minority interest of BST Holdings using the purchase method of accounting in accordance with FASB Statement No. 141 did not result in material adjustments.

Results of Operations

The following table presents certain results of operations by reportable segment:

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Segment Results of Operation

(amounts in thousands)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net Sales:
Automotive Safety	$114,241	$57,046	$228,018	$113,806
Bottom-weight Woven Apparel Fabrics	113,355	102,515	220,750	205,095
Development Stage	0	0	0	0
All Other	38,764	28,843	73,577	58,517

	266,360	188,404	522,345	377,418
Intersegment sales	(2,454)	(2,561)	(5,745)	(5,020)

	$263,906	$185,843	$516,600	$372,398

Income (Loss) From Continuing Operations Before Income Taxes:
Automotive Safety	$7,846	$(302)	$12,872	$1,837
Bottom-weight Woven Apparel Fabrics	6,173	1,226	11,819	3,267
Development Stage	(4,625)	(890)	(7,932)	(1,500)
All Other	659	2,942	(1,375)	4,075

Total reportable segments	10,053	2,976	15,384	7,679
Corporate expenses	(5,830)	(3,246)	(13,042)	(7,517)
Expenses associated with certain share transactions	(2,943)	0	(4,215)	0
Restructuring and impairment charges	(3,759)	13	(5,768)	(137)
Other income (expense)	(5,199)	(1,073)	(9,024)	7,370

	$(7,678)	$(1,330)	$(16,665)	$7,395

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The Company had net sales of $263.9 million for the three months ended June 30, 2007 compared to net sales of $185.8 million for the three months ended June 30, 2006. Excluding the BST Acquisition, the Company had net sales of $192.3 million for the three months ended June 30, 2007. The increase in net sales from 2006 was due primarily to the BST Acquisition, which accounted for $71.7 million of sales in the quarter ended June 30, 2007, and the acquisition of the remaining 50% of the Parras Cone denim operation in mid-year 2006, whose results are included in the 2007 period, partially offset by declines in domestic synthetics fabric sales as the Company downsized its U.S. operations and lower uniform fabric sales to the government as the government curtailed its purchasing of such uniforms.

Gross profit margin in the three months ended June 30, 2007 was 12.4%. Gross profit margin in the three months ended June 30, 2007 excluding the BST Acquisition was 11.8%, as compared with 10.0% for the comparable period in 2006, and was impacted by (i) improved capacity utilization in the Company’s denim plants in Mexico partially offset by the lower capacity utilization within the government uniform fabric operations, (ii) the exit in the 2006 period of certain low-margin products in the Company’s domestic operations and (iii) slightly higher raw material and energy prices in the 2007 period. Excluding costs associated with its international initiatives, expenses associated with the BST Acquisition and restructuring and impairment costs, the Company recorded income from operations of $8.8 million for the three months ended June 30, 2007, or $2.3 million excluding the BST Acquisition, as compared to $0.6 million in the comparable prior year period. Including expenses associated with the BST Acquisition, provisions for restructuring and start-up costs on international initiatives of $11.3 million, the Company recorded a loss from continuing operations for the three months ended June 30, 2007 of $2.5 million.

Automotive Safety: Sales in the automotive safety segment increased approximately $57.2 million to $114.2 million for the three months ended June 30, 2007 compared to $57.0 million for the three months ended June 30, 2006 primarily due to the BST Acquisition, which accounted for $71.7 of sales in the three months ended June 30, 2007. Excluding the BST Acquisition, the decrease in automotive safety sales resulted primarily from declining volumes on some of the Company’s current products for vehicle platforms that are decreasing or were phased out in 2006 as well as the weakness in automobile production in 2007. The Company’s joint venture operations in China and South Africa realized net sales of $3.3 million during the quarter ended June 30, 2007, as those joint ventures ramped-up new programs awarded in 2006, compared with net sales of $1.9 million for the quarter ended June 30, 2006.

Income in the automotive safety segment increased to $7.5 million in the three months ended June 30, 2007 as compared to a loss of $0.3 million in the three months ended June 30, 2006. The increase in income resulted primarily from the BST Acquisition, which accounted for $7.5 million of income as well as the ramp-up of the Chinese operation. In addition, the automotive safety group benefited in 2007 from consolidation of certain corporate functions within ITG and the elimination of duplicate overhead structures.

Bottom-weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the three months ended June 30, 2007 increased $10.9 million to $113.4 million as compared to $102.5 million recorded in the three months ended June 30, 2006. The acquisition of the remaining 50% interest of Parras Cone in June 2006 resulted in a reported increase in ITG’s net sales of $23.4 million. On a pro forma comparability basis adjusting for the acquisition of the remaining 50% of Parras Cone as of the beginning of 2006 net sales decreased by approximately 6% as increases in sales from the Company’s denim operations in Mexico was offset by lower domestic denim sales volume as well as lower domestic synthetic fabrics volume as a result of the phase-out of the Hurt finishing facility as described above. Lower overall sales prices and a change in sales mix to less value-added denim products in Mexico resulted in sales prices which were approximately 4% lower than the comparable period in 2006.

Income in the bottom-weight woven apparel fabrics segment for the three months ended June 30, 2007 was $6.2 million compared to $1.2 million recorded in the three months ended June 30, 2006. Bottom-weight woven apparel fabrics income was positively impacted in the 2007 period by the 2006 domestic reconfiguration activities, the acquisition of the remaining 50% of Parras Cone, the migration of production to more cost effective manufacturing facilities in 2007, improved plant operating performance and the Company’s decision to exit certain low-margin synthetic programs. The improvements in operating performance were partially offset by higher raw material costs and lower sales prices. The acquisition of the remaining 50% interest in Parras Cone in June 2006 increased income in the three months ended June 30, 2007 as compared with 2006 by $3.1 million.

Bottom-weight woven apparel fabric sales continue to be negatively impacted by continued growth of imported apparel into the U.S. and the decision by the Company to exit or downsize its U.S. textile apparel operations as a result of a lack of profitability on many products. The Company expects to begin recognizing sales at certain of its international greenfield projects in the second half of 2007.

Development Stage: Start up costs on international initiatives increased $3.7 million in the three months ended June 30, 2007 from $0.9 million in the comparable period in the prior year. This increase was primarily due to increased construction activity at the Cone Denim (Jiaxing), Jiaxing Burlington Textile Company and Cone Denim de Nicaragua facilities. These start-up costs are expected to increase in the third quarter of 2007 as the Chinese facilities have hired much of their required workforces and are in the training and operational start-up phase. As of June 30, 2007, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $5.7 million related to Cone Denim (Jiaxing), $0.6 million related to Jiaxing Burlington Textile Company, $12.4 million related to the construction of the ITG-Phong Phu Ltd., Co. plant and $11.8 million related to the construction of the Cone Denim de Nicaragua plant. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the property, plant and equipment.

All Other: Net sales in the all other segment for the three months ended June 30, 2007 were $38.8 million, 35% higher than the $28.8 million recorded in the three months ended June 30, 2006. This increase was primarily due to the acquisition of the narrow fabric business as part of the BST Acquisition, which increased this segment’s sales by $15.1 million. Sales of worsted wool for dress uniforms declined significantly in the second quarter of 2007 as a result of the Company’s reconfiguration of its U.S. facilities and related closure of the Hurt finishing facility. The domestic reconfiguration of worsted production capacity for the U.S. government was substantially complete by the end of the second quarter of 2007 and is expected to coincide with new government programs as the government completes it purchase reductions to adjust excess inventories in certain styles. As with sales of dress uniform fabric, government budget constraints also negatively impacted volume levels of battle dress uniform fabric shipments in the three months ended June 30, 2007. Interior furnishings sales decreased primarily due to lower volume as the result of softness in the hospitality markets and a continued deterioration in domestic sales into residential upholstery markets with the growth of furniture imports. Volumes continued to decline in the Company’s traditional commission finishing print markets as a result of the continued growth of imports and the continued shift in lifestyle choices to products other than prints. Restructuring activities by certain of the Company’s key customers also had a negative impact on volume.

Income in the government uniform fabrics segment for the three months ended June 30, 2007 was lower compared to income recorded in the three months ended June 30, 2006 primarily due to lower volumes and a less profitable sales mix on battle dress uniform sales. Income in the interior furnishings segment for the three months ended June 30, 2007 was comparable to income for the three months ended June 30, 2006. Results in the commission finishing segment for the three months ended June 30, 2007 were comparable to the results recorded for the three months ended June 30, 2006.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses were $23.9 million for the three months ended June 30, 2007 compared to $17.9 million for the three months ended June 30, 2006. Second quarter 2007 amounts increased $3.5 million due to the BST Acquisition and $1.3 million due to the acquisition of the remaining 50% interest in Parras Cone in June 2006.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During the three months ended June 30, 2007, the Company incurred $2.9 million of expenses related to the BST Acquisition. These expenses consisted primarily of legal, accounting and other professional fees.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the three months ended June 30, 2007, the Company recognized $3.8 million for restructuring and impairment charges from continuing operations as compared to $0.0 million for the comparable quarter of 2006. The 2007 restructuring charges included severance and COBRA benefits primarily related to transitioning production from the Hurt finishing plant to other domestic facilities in addition to continued costs paid to relocate and convert equipment to new facilities that were charged to operations as incurred and related to certain previously announced restructuring activities.

INTEREST EXPENSE: Interest expense of $6.6 million in the three months ended June 30, 2007 was $5.4 million higher than interest expense of $1.2 million in the three months ended June 30, 2006. The increase was primarily due to increased borrowings to finance the BST Acquisition and the Company’s international greenfield initiatives, including the sale of the Notes, and higher interest rates on the Company’s outstanding variable rate debt.

OTHER INCOME (EXPENSE): Other income (expense) in the three months ended June 30, 2007 principally included $0.6 million related to gains on cotton derivatives attributable to international start-up initiatives that do not yet own inventory and $0.1 million related to foreign currency exchange. Other income (expense) also included interest income of $0.5 million and $0.2 million in the three months ended June 30, 2007 and June 30, 2006, respectively.

INCOME TAX EXPENSE: Income tax expense was $3.6 million for the three months ended June 30, 2007 in comparison with $4.7 million for the three months ended June 30, 2006. As a result of profitable operations in countries such as Germany and Mexico, the Company has a net tax expense that it is unable to offset against losses in the U.S. and other countries where it is pursuing international greenfield initiatives. Therefore income tax expense for the 2007 period is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of the establishment of a $4.1 million valuation allowance on the increase in U.S. deferred tax assets, other foreign income taxed at different rates, and business expenses that are not deductible in the U.S. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets on the portion of the tax benefit that management considers is more likely than not to be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the quarter ended June 30, 2006 is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of foreign income taxed at different rates, foreign withholding taxes paid related to the sale of the Company’s interest in its Indian denim joint venture for which no U.S. foreign tax credit is available, and business expenses that are not deductible in the U.S.

LOSS FROM CONTINUING OPERATIONS: For three months ended June 30, 2007, the Company recorded a loss from continuing operations of $10.3 million compared to $4.8 million in the prior year’s comparable period due to the factors discussed above.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Company’s Burlington House discontinued businesses were $2.5 million for the three months ended June 30, 2007 compared to $2.2 million for the three months ended June 30, 2006. The 2007 period loss includes operating costs incurred to exit the businesses as well as costs incurred to complete orders that existed at the time the Company determined to discontinue these businesses. In addition, the Company recognized gains of $1.2 million on disposals of assets related to the discontinued operations during the three months ended June 30, 2007.

NET INCOME (LOSS): Net loss for the three months ended June 30, 2007 included minority interest in losses of unconsolidated affiliates of $0.9 million compared to $1.2 million in the three months ended June 30, 2006. The decrease in minority interest in losses of unconsolidated affiliates in the quarter ended June 30, 2007 was primarily related to the Company’s China and South Africa joint ventures.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The Company had net sales of $516.6 million for the six months ended June 30, 2007 compared to net sales of $372.4 million for the six months ended June 30, 2006. Excluding the BST Acquisition, the Company had net sales of $372.0 million for the six months ended June 30, 2007. The increase in net sales from 2006 was due to the BST Acquisition, which accounted for $144.6 million of sales in the six months ended June 30, 2007, and the acquisition of the remaining 50% interest in Parras Cone in mid-year 2006, partially offset by declines in domestic synthetic fabric sales as the Company downsized its U.S. operations and lower uniform fabric sales to the government as the government curtailed its purchasing of such uniforms.

Gross profit margin in the six months ended June 30, 2007 was 10.7%. Gross profit margin in the six months ended June 30, 2007 excluding the BST Acquisition was 10.2%, as compared with 10.0% for the comparable period in 2006, and was impacted by (i) improved capacity utilization in the denim plants in Mexico partially offset by the lower capacity utilization in the government uniform fabrics operations, (ii) the exit in the 2006 period of certain low-margin products within the Company’s domestic operations and (iii) higher raw material prices and energy prices in the 2007 period. Excluding costs associated with its international initiatives, expenses associated with the BST Acquisition and restructuring and impairment costs, the Company recorded income from operations of $10.6 million for the six months ended June 30, 2007, or $0.5 million excluding the BST Acquisition, as compared to income of $1.7 million in the comparable prior year period. Including expenses associated with the BST Acquisition, provisions for restructuring and start-up costs on international initiatives of $17.9 million, the Company had a loss from continuing operations for the six months ended June 30, 2007 of $7.3 million.

Automotive Safety: Sales in the automotive safety segment were $228.0 million for the six months ended June 30, 2007 compared to sales of $113.8 million for the six months ended June 30, 2006. The increase in sales was attributable to the BST Acquisition. Excluding the BST Acquisition, automotive safety sales were essentially flat year over year as the decline in sales that resulted primarily from declining volumes on some of the Company’s current products for vehicle platforms that are decreasing or were phased out in 2006 were offset by the growth of the Company’s joint venture operations in China and South Africa. These operations realized net sales of $5.8 million during the six months ended June 30, 2007, as those joint ventures ramped-up new programs awarded in 2006, compared with net sales of $2.9 million for the six months ended June 30, 2006.

Income in the automotive safety segment increased $11.1 million to $12.9 million in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The results of BST Holdings for the six months ended June 30, 2007 were impacted by the application of fair value accounting to the acquired inventories. The increase in income resulted from the BST Acquisition which accounted for $12.0 million of income. Excluding the BST Acquisition, the decrease in income resulted primarily from the decrease in sales in certain existing markets combined with the Company’s inability to leverage its fixed cost component of cost of goods sold and selling, general and administrative expenses at its current level of sales.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the six months ended June 30, 2007 increased $15.7 million to $220.8 million as compared to the $205.1 million recorded in the six months ended June 30, 2006. The acquisition of the remaining 50% interest of Parras Cone in June 2006 resulted in a reported increase in ITG’s net sales of $45.9 million in the 2007 period. After adjusting for the effects of consolidation accounting, Parras Cone’s net sales increased by $14.3 million. The increase in sales due to the Parras Cone acquisition was offset by significantly lower domestic denim sales volume as well as lower domestic synthetic volume as a result of the phase-out of the Hurt finishing facility as described above. Lower overall sales prices and a change in sales mix to less value-added denim products in Mexico resulted in sales prices which were approximately 3% lower than in the comparable period in 2006.

Income in the bottom-weight woven apparel fabrics segment for the six months ended June 30, 2007 was $11.8 million compared to $3.3 million recorded in the six months ended June 30, 2006. Bottom-weight woven apparel fabrics income was positively impacted in the 2007 period by the 2006 domestic reconfiguration activities, the acquisition of the remaining 50% of Parras Cone and the migration of production to more cost effective manufacturing facilities in 2007, improved plant operating performance and the Company’s decision to exit certain low-margin synthetic programs. The improvements in operating performance were partially offset by higher raw material costs, lower sales prices and the reduction in sales volume resulting in underutilized manufacturing facilities. The acquisition of the remaining 50% interest in Parras Cone in June 2006 increased income in the six months ended June 30, 2007 as compared with the comparable period in 2006 by $5.1 million.

Bottom-weight woven apparel fabric sales continue to be negatively impacted by the continued growth of imported apparel into the U.S. and the decision by the Company to exit or downsize its U.S. textile apparel operations as a result of a lack of profitability on many products. The Company expects to begin recognizing sales at certain of its international greenfield projects in the second half of 2007.

Development Stage: Start up costs on international initiatives increased $6.4 million in the six months ended June 30, 2007 from $1.5 million in the comparable period in the prior year. This increase was primarily due to increased construction activity at the Cone Denim (Jiaxing), Jiaxing Burlington Textile Company and Cone Denim de Nicaragua facilities. As of June 30, 2007, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $5.7 million related to Cone Denim (Jiaxing), $0.6 million related to Jiaxing Burlington Textile Company, $12.4 million related to the construction of the ITG-Phong Phu Ltd., Co. plant and $11.8 million related to the construction of the Cone Denim de Nicaragua plant. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the property, plant and equipment.

All Other: Net sales in the all other segment for the six months ended June 30, 2007 were $73.6 million, 26% higher than the $58.5 million recorded in the six months ended June 30, 2006. This increase was primarily due to the acquisition of the narrow fabric business as a part of the BST Acquisition, which increased this segment’s sales by $29.9 million. Sales of worsted wool for dress uniforms declined significantly in the 2007 period as a result of the Company’s reconfiguration of its U.S. facilities and related closure of the Hurt finishing facility. The domestic reconfiguration of worsted production capacity for the U.S. government was substantially complete by the end of the quarter ended June 30, 2007 and is expected to coincide with new government programs as the government completes it purchase reductions to adjust excess inventories in certain styles. As with sales of dress uniform fabric, government budget constraints also negatively impacted volume levels of battle dress uniform fabric shipments in the six months ended June 30, 2007. Interior furnishings sales decreased primarily due to lower volume as the result of softness in the hospitality markets and a continued deterioration in domestic sales into residential upholstery markets with the growth of furniture imports. Volumes continued to decline in the Company’s traditional commission finishing print markets as a result of the continued growth of imports and the continued shift in lifestyle choices to products other than prints, and restructuring activities by certain of the Company’s key customers also had a negative impact on volume.

Income in the government uniform fabrics segment for the six months ended June 30, 2007 was lower compared to income recorded in the six months ended June 30, 2006 primarily due to significant volume declines in dress uniform sales and declines in battle dress uniform sales as well as a less profitable sales mix. Income in the interior furnishings segment for the six months ended June 30, 2007 was comparable to income for the six months ended June 30, 2006. Results in the commission finishing segment for the six months ended June 30, 2007 were lower due to lower sales volumes. As a result of market declines, in March 2007 the Company reduced its screen print operations resulting in the elimination of 11 jobs at its Carlisle, South Carolina facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses were $44.9 million for the six months ended June 30, 2007 compared to $35.5 million for the six months ended June 30, 2006. The 2007 amounts increased $7.3 million due to the BST Acquisition and $3.9 million due to the acquisition of the remaining 50% interest in Parras Cone in June 2006, which were partially offset by cost savings realized from the Company’s restructuring initiatives.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During the six months ended June 30, 2007, the Company incurred $4.2 million of expenses related to the BST Acquisition. These expenses consisted primarily of legal, accounting and other professional fees.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the six months ended June 30, 2007, the Company recognized $5.8 million for restructuring and impairment charges from continuing operations as compared to $0.1 million for the comparable period of 2006. The 2007 restructuring charges included severance and COBRA benefits and a non-cash pension curtailment charge primarily related to transitioning production from the Company’s Hurt finishing plant to other domestic facilities, in addition to continued costs paid to relocate and convert equipment to new facilities, that were charged to operations as incurred and related to certain previously announced restructuring activities. The 2006 restructuring charges consisted of severance and COBRA benefits related to the consolidation of upholstery and contract jacquards fabrics operations at the Company’s facilities in North Carolina described above.

INTEREST EXPENSE: Interest expense of $12.7 million in the six months ended June 30, 2007 was $10.2 million higher than interest expense of $2.5 million in the six months ended June 30, 2006. The increase was primarily due to increased borrowings to finance the BST Acquisition and the Company’s international greenfield initiatives, including the sale of the Notes, and higher interest rates on the Company’s outstanding variable rate debt.

OTHER INCOME: Other income of $2.6 million in the six months ended June 30, 2007 principally included $2.0 million related to the sale of marketable securities that previously had no assigned carrying value due to purchase accounting adjustments made in 2004 under generally accepted accounting principles and $0.6 million related to gains on cotton derivatives attributable to international start-up initiatives that do not yet own inventory. Other income of $9.4 million in the six months ended June 30, 2006 was primarily a result of the sale of the Company’s 50% interest in its Indian joint venture, Mafatlal Burlington Industries Limited, during that period. Other income also included interest income of $0.8 million in the six months ended June 30, 2007 and $0.5 million in the six months ended June 30, 2006.

INCOME TAX EXPENSE: Income tax expense was $5.1 million for the six months ended June 30, 2007 in comparison with $8.5 million for the six months ended June 30, 2006. As a result of profitable operations in countries such as Germany and Mexico, the Company has a net tax expense that it is unable to offset against losses in the U.S. and other countries where it is pursuing international greenfield initiatives. Therefore, income tax expense for the 2007 period is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of the establishment of a $9.4 million valuation allowance on the increase in U.S. deferred tax assets, other foreign income taxed at different rates, and business expenses that are not deductible in the U.S. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets on the portion of the tax benefit that management considers is more likely than not to be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the six months ended June 30, 2006 is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of foreign income taxed at different rates, foreign withholding taxes paid related to the sale of the Company’s interest in its Indian denim joint venture for which no U.S. foreign tax credit is available, and business expenses that are not deductible in the U.S.

LOSS FROM CONTINUING OPERATIONS: For six months ended June 30, 2007, the Company recorded a loss from continuing operations of $20.4 million compared to $1.0 million in the prior year’s comparable period due to the factors discussed above.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Company’s Burlington House discontinued businesses were $5.2 million for the six months ended June 30, 2007 compared to $2.2 million for the six months ended June 30, 2006. The 2007 period loss includes operating costs incurred to exit these businesses as well as costs incurred to complete orders that existed at the time the Company determined to discontinue these businesses. In addition, the Company recognized gains of $1.2 million on disposals of assets related to the discontinued operations during the six months ended June 30, 2007.

NET INCOME (LOSS): Net loss for the six months ended June 30, 2007 included minority interest in losses of unconsolidated affiliates of $1.4 million compared to $1.0 million in the six months ended June 30, 2006, and equity in losses of unconsolidated affiliates of $0.0 million in the six months ended June 30, 2007 compared to $0.8 million in the six months ended June 30, 2006. The increase in minority interest in losses of unconsolidated affiliates in the six months ended June 30, 2007 was primarily related to the Company’s China joint venture. The decrease in equity in losses from unconsolidated affiliates was primarily due to the exclusion of the losses at Parras Cone in the 2007 period due to its acquisition in June 2006.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $61.3 million in the six months ended June 30, 2007 compared to net cash provided by operating activities of $4.3 million in the six months ended June 30, 2006. The decrease in cash and cash equivalents from operating activities in the 2007 period was due to weaker operating results, the BST Acquisition, higher restructuring-related cash payments, an increase in cash interest payments due to higher bank debt outstanding and higher interest rates, and contributions to the Company’s pension plan of $19.9 million.

Net cash used in investing activities was $86.3 million in the six months ended June 30, 2007 compared to $28.1 million in the six months ended June 30, 2006. Capital expenditures were significant in both periods with cash used of $91.1 million in the six months ended June 30, 2007 and $17.1 million in the six months ended June 30, 2006. The 2006 cash flows were also impacted by the acquisition of the remaining 50% equity interest in Parras Cone for net cash of $21.8 million in June 2006, partially offset by the receipt of gross proceeds from the sale of ITG’s interest in its Indian joint venture of $10.0 million in March 2006.

Net cash provided by financing activities of $121.7 million in the six months ended June 30, 2007 was primarily the result of the issuance of $50.0 million of Series A Convertible Preferred Stock, the issuance of $80.0 million of Notes and other borrowings used to fund international operations and expansion, partially offset by repayments of revolver loans and capital lease obligations, and the payment of financing fees. Net cash provided by financing activities of $60.7 million in the six months ended June 30, 2006 was primarily attributable to the issuance of $36.2 million of senior subordinated notes, net bank borrowings used to fund working capital as well as capital contributions from minority stockholders used to fund international expansion.

The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Company’s various bank loans are reasonable estimates of their fair value at each applicable measurement date because of the short maturity of these instruments or, in the case of the bank loans, because of the variable interest rate terms. The carrying amounts of outstanding subordinated notes approximated their respective fair values at December 31, 2006 and June 30, 2007 based on then-current market pricing.

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

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by substantially all the Company’s (and such subsidiaries’) U.S. assets, a pledge by the Company of the stock of its U.S. subsidiaries (other than BST Holdings and its U.S. subsidiaries), a pledge by the Company of 65% of the stock of certain of its foreign subsidiaries (other than foreign subsidiaries of BST Holdings) and the accounts receivable of Automotive Safety Components International Limited (“UK ASCI”), a United Kingdom company, one of the borrowers under the Bank Credit Agreement and a wholly owned subsidiary of the Company. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”).

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

Borrowing availability under the Bank Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. The interest rate on borrowings under the Bank Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on either the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus 0.5%) or the LIBOR plus an applicable margin. At June 30, 2007, the interest rate on base rate loans was 9.00% and the margin applicable to LIBOR loans was 1.75%, and there was $17.7 million outstanding under the Bank Credit Agreement. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At June 30, 2007, there was $14.5 million outstanding under the Term Loan Agreement.

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

Pursuant to the terms of the Term Loan Agreement, mandatory prepayments are required thereunder if Parras Cone sells assets that are part of the borrowing base thereunder. In addition, amortization payments by the Mexican Holding Company are required in the amount of $0.3 million per quarter with a final payment of $12.3 million due at maturity.

BST Holdings is a party to a credit facility (the “BST Facility”) consisting of a €30 million (approximately $40 million at June 30, 2007) revolving credit facility (the “BST Revolver”), a €100 million (approximately $135 million at June 30, 2007) first lien term loan (the “First Lien Term Loan”) and a €25 million (approximately $34 million at June 30, 2007) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. The obligations of BST Holdings under the BST Facility are secured by substantially all of the assets of BST Holdings’ subsidiaries and a pledge by BST Holdings of the stock of its subsidiaries (which subsidiaries are engaged only in the conduct of BST’s business). The BST Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage and debt coverage ratios which are calculated quarterly and a fixed charge coverage ratio which is calculated semiannually, restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments. The BST Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the BST Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. Borrowings under the BST Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR plus an applicable margin. The margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan is 2.5%, 2.5% and 5.25%, respectively. At June 30, 2007, there was $17.6 million in U.S. dollar loans, and €4.2 million (approximately $6 million at June 30, 2007) in Euro loans, outstanding under the BST Revolver at interest rates of 7.9% and 6.5%, respectively, and €100.0 million (approximately $135 million at June 30, 2007) and €24.6 million (approximately $33 million at June 30, 2007) outstanding under the First Lien Term Loan and the Second Lien Term Loan at interest rates of 6.5% and 10.6%, respectively.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 6.8% at June 30, 2007. The term loan is to be repaid in equal monthly installments over a 60 month period commencing on June 19, 2008. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The loan is secured by the land, building, machinery and equipment of the joint venture and the agreement contains limitations on asset disposals. The shareholders of the Cone Denim (Jiaxing) Limited joint venture have advanced non-interest bearing loans totalling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and the $2.9 million loan payable to the minority shareholder of the joint venture is shown on the consolidated balance sheet as “Note payable to joint venture partner.”

In addition, the Company has a wholly owned subsidiary, Jiaxing Burlington Textile Company, which obtained financing from China Construction Bank in August 2006. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for an $11.0 million term loan, available in either U.S. dollars or Chinese RMB at the option of the Company, to be used for the import of equipment to be used by this company. The term loan is to be repaid in equal monthly installments over a 60-month period after a two-year grace period on the repayment of principal that commenced on August 31, 2006. Interest is calculated at six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At June 30, 2007, $4.5 million in principal of U.S. dollar loans and $6.6 million of Chinese RMB loans were outstanding with a weighted average interest rate of 6.4%. The loans are secured by the land, building, machinery and equipment and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement also contains financial reporting requirements and limitations on asset disposals.

Senior Subordinated Notes

On June 6, 2007, the Company issued and sold $80.0 million of its Notes. The Notes mature on June 6, 2011. The Notes bear interest at a rate of 18.0% per annum, subject to periodic increases if the Company has not completed a Qualified Issuance of its debt and/or equity securities on or before December 6, 2008. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of BST Holdings. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

Preferred Stock Issuances

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with an entity (“Fund II”) affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68 million of indebtedness owed to Fund II, repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Preferred Stock. Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Preferred Stock, at a price of $25.00 per share, for a total purchase price of $50.0 million to certain other entities affiliated with Mr. Ross. On April 1, 2007, the Company issued an additional 3,355,020 shares of Preferred Stock in connection with the BST Acquisition.

Shares of Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Preferred Stock is entitled to one vote per share on all such matters. Shares of Preferred Stock are not convertible prior to December 31, 2007. At any time on or after December 31, 2007, the Preferred Stock is convertible, at the option of the holder thereof, into a number of shares of the Company’s common stock equal to $25.00 (subject to certain adjustments, the “Liquidation Value”) divided by the book value per share of the common stock, as reflected in the Company’s audited financial statements, as of December 31, 2006. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to the Liquidation Value at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. At any time on or after December 31, 2007, the Company may redeem any and all shares of Preferred Stock upon notice to the holders thereof and payment of 110% of the Liquidation Value. Dividends on the Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, at an annual rate of 7.5%. Dividends are payable in additional shares of Preferred Stock. For accounting purposes, certain shares of Preferred Stock that were issued in March 2007 contained discounts amounting to $5.2 million as a result of the conversion price being less than the fair value of the Company’s common stock at the time of the issuance of such Preferred Stock. These discounts are accreted through retained earnings from the date of issuance to the earliest conversion date, December 31, 2007.

Other

ITG is in the process of negotiating financing arrangements for Cone Denim de Nicaragua and ITG-PP JV. ITG believes that it will be able to obtain sufficient financing for each of these initiatives, but cannot provide any assurances that such financing will be available in a timely manner, or on terms acceptable to ITG, if at all.

Commitments

At December 31, 2006, the Company’s U.S. pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $29.2 million. The Company has contributed $19.9 million to this plan during fiscal year 2007 and does not expect that it will need to make any additional contributions in 2007.

At June 30, 2007, ITG had capital expenditure commitments totaling $31.8 million, the majority of which related to the Cone Denim (Jiaxing) joint venture, the ITG-Phong Phu Ltd., Co. joint venture and Cone Denim Nicaragua as described above. ITG plans to fund these commitments from a combination of cash provided by operations and borrowings under its Bank Credit Facility as well as through other external sources of financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board, depending upon the perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

Off-Balance Sheet Arrangements

As of June 30, 2007, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2007, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45. As a result of the Company’s expanded business operations resulting from the Combination, the Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

Derivative Instruments

The Company from time to time utilizes derivative financial instruments to manage changes in cotton and natural gas prices, foreign currency exposures and interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company generally does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company may also have other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties.

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under FASB Statements Nos. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. At June 30, 2007, the fair market value of ITG’s commodity derivative portfolio was $1.6 million. Changes in the commodity derivatives’ fair values are recorded in the consolidated statements of operations in cost of goods sold, and in other (income) expense for contracts related to international start-up initiatives that do not yet own inventory.

The Company uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company is currently not accounting for these derivative financial instruments using the hedge accounting provisions of SFAS No. 133, as amended; therefore, the changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for all periods presented. Such amounts were not material to the consolidated financial statements.

In March 2007, BST Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million and a fixed rate of 4.10% through November 2008. Also in March 2007, BST Holdings entered into an interest rate floor agreement with a notional amount of €125.0 million and a fixed rate of 3.905% through November 2008. At June 30, 2007, the fair market value of BST Holdings’ interest rate derivatives was $0.8 million. Changes in the interest rate derivatives’ fair values are recorded in the consolidated statements of operations in interest expense.

Gains and losses on derivative instruments were as follows: $2.1 million gain and $1.9 million gain in the three and six months ended June 30, 2007, respectively, and $1.5 million loss and $ 2.0 million loss in the three and six months ended June 30, 2006, respectively.

Contractual Obligations

The following table aggregates ITG’s contractual obligations (including those described above) related to long-term debt, non-cancelable leases, capital purchase obligations and other obligations at June 30, 2007.

	Payments Due by Period (in thousands)
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Long term debt including related interest payments	$408,742	$24,322	$248,356	$136,064	$—
Capital lease obligations	8,239	6,662	1,239	338	—
Operating lease obligations	27,116	4,087	7,584	7,075	8,370
Capital purchase obligations (1)	31,759	30,982	662	95	20
Other obligations (2)	37,067	37,067	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	12,533	—	2,173	281	10,079

Total	$525,456	$103,120	$260,014	$143,853	$18,469

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on ITG’s balance sheet as of June 30, 2007, as ITG had not yet received the related goods or taken title to the property. These capital purchase obligations relate primarily to capital equipment for the Cone Denim (Jiaxing) joint venture, the ITG-Phong Phu Ltd., Co. joint venture and the Cone Denim Nicaragua facilities.
(2)	Other obligations primarily include payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of June 30, 2007 these obligations primarily included $23.9 million for cotton purchase contracts and $12.7 million for wool purchase contracts.

Seasonality

Sales in the Company’s automotive segment are subject to the seasonal characteristics of the automotive industry, in which, generally, there are plant shutdowns in the third and fourth quarters of each calendar year. The strongest portion of the apparel sales cycle is typically from March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. In recent years, apparel fabric sales have become increasingly seasonal as customers have begun to rely more upon contract sewing and have sought to compress the supply cycle to mirror retail seasonality as described above. Historically, the Company’s apparel fabric sales have been typically four to six months in advance of the retail sale of the apparel garment. Demand for upholstery fabrics and the level of attendant sales generally fluctuate moderately during the year.

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

As of June 30, 2007 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2006. As a result of recent transactions, however, the Company now considers its policy regarding marketable securities to be a critical accounting policy.

Marketable securities consist of equity securities of $6.5 million recorded in other current assets at June 30, 2007. The Company classifies its equity securities into trading or available-for-sale. Trading securities are acquired and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings in the period in which the impairment is deemed to occur, and a new cost basis for the security is then established.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company’s first quarter of 2007. The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and may be subject to examination by the Internal Revenue Service (“IRS”) for fiscal periods between 2004 and 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company has received a notification from the state of North Carolina that it will be under examination by that state with respect to its state income tax returns filed for its 2004 through 2006 fiscal years. It is too early to predict what, if any, impact this examination will have on the Company’s consolidated financial statements. The Company is also finalizing a current examination in Germany.

At January 1, 2007, the Company had $2.7 million in gross unrecognized tax benefits. Of this amount, approximately $0.3 million, if recognized, would have affected the Company’s effective tax rate. This amount was increased during the quarter ended June 30, 2007 to approximately $0.4 million primarily due to the pending settlement of the tax examination in Germany described above. Interest and penalties related to these items are not material. In accordance with FIN 48, the Company has classified interest and penalties as a component of the income tax provision. Approximately $2.4 million of the unrecognized tax benefits relate to tax benefits for which the timing of the deduction may not be sustained upon examination by taxing authorities. However, the Company believes that these tax benefits will ultimately be recognized. As such, upon the adoption of FIN 48, a deferred tax asset related to the deduction that will ultimately be sustained was created, which was offset by a corresponding reduction in the deferred tax asset related to net operating loss carryforwards. Since no additional income tax would be assessed upon audit, no interest or penalties have been accrued. The Company has determined to file its tax returns for its 2006 fiscal year without this $2.4 million benefit. As such, the Company no longer has an unrecognized tax benefit in its income tax provision related to these items. None of these uncertain tax positions had an effect on the effective tax rate, as such amounts primarily relate to timing differences that increase or decrease the deferred tax asset related to net operating loss carryforwards. It is reasonably possible that the amount of the unrecognized benefit with respect to certain unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of the settlement of ongoing audits, competent authority proceedings related to transfer pricing, or adjustments to expected income tax return filing positions for returns to be filed during 2007. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. Statement No. 159 is effective for the Company beginning January 1, 2008. The Company is evaluating the impact that the adoption of Statement No. 159 will have on its consolidated financial statements, and has not yet determined whether it will elect to measure certain financial instruments and certain other items at fair value.

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

Interest Rate Risk

To the extent that amounts borrowed under the Company’s bank credit agreements, which provide for borrowings at variable interest rates, are outstanding, ITG has market risk relating to such amounts to the extent that the interest rates under the agreements are variable. An interest rate increase would have a negative impact to the extent ITG borrows against the bank credit agreements. The actual impact would be dependent on the level of borrowings actually incurred. As of June 30, 2007, ITG’s total principal amount outstanding under bank credit facilities with variable interest rates was approximately $270 million. Assuming for illustrative purposes only that the interest rates in effect and the amount outstanding under these bank credit facilities on June 30, 2007 remain constant, an increase in the interest rate of 1.0% would have a negative impact of approximately $2.7 million on interest expense over the next twelve months. Similarly, assuming for illustrative and comparative purposes only that the interest rates in effect and the amount outstanding under the Company’s bank credit facilities on December 31, 2006 had remained constant for ITG’s 2007 fiscal year, an increase in the interest rate of 1.0% would have had a negative impact of approximately $1.0 million on annual interest expense for the 2007 fiscal year. The increase in the negative impact is due primarily to the higher level of borrowings at June 30, 2007 compared to December 31, 2006 as a result of the BST Acquisition.

Commodity Price Risk

ITG enters into commodity forward, futures and option contracts agreements for cotton and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material prices. Cotton is the primary raw material for ITG’s denim fabric manufacturing operations. ITG has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. At June 30, 2007, the fair market value of ITG’s commodity derivative portfolio was $1.7 million. Based on ITG’s derivative portfolio as of June 30, 2007, the potential change in fair value of commodity derivative instruments, assuming a 1% adverse change in the underlying commodity price, was approximately $0.3 million. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, ITG expects that any gain or loss in fair value of the derivatives portfolio would be substantially offset by increases or decreases in raw material market prices.

Foreign Currency Risk

ITG’s international operations, as well as other transactions denominated in foreign currencies, expose ITG to currency exchange rate risks. In order to reduce the risk of certain foreign currency exchange rate fluctuations, ITG periodically enters into forward contracts to buy foreign currencies with U.S. dollars for periods and amounts consistent with the related underlying forecasted cash outflows. The instruments used for hedging are readily marketable exchange-traded forward contracts with banks. ITG monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the quarter ended June 30, 2007 was a $1.9 million loss. It is unknown what the effect of foreign currency rate fluctuations will be on ITG’s financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, ITG’s consolidated financial condition could be materially adversely affected. Based on amounts outstanding at June 30, 2007, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which ITG has operations would result in a reduction or addition of approximately $0.2 million in operating income.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of CEO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gary L. Smith
Gary L. Smith
Executive Vice President and Chief Financial Officer

Date: August 17, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of CEO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002