Form 10-Q
period 2007-09-30
INTERNATIONAL TEXTILE GROUP INC
filed 2007-11-19
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of November 15, 2007 was 17,474,979.

Cautionary Note Regarding Forward Looking Statements

The discussion in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to predictions, current expectations and future events, and include statements preceded by, followed by or that include, the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. Readers are cautioned not to place undue reliance on such forward-looking statements, as they involve significant risks and uncertainties.

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

INTERNATIONAL TEXTILE GROUP, INC.

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2007	December 31,
		2006
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$41,250	$61,921
Accounts receivable, net	150,872	122,932
Sundry notes and accounts receivable	23,579	21,450
Inventories	195,784	189,536
Deferred income taxes	—	155
Prepaid expenses	8,402	5,259
Other current assets	11,115	9,379

Total current assets	431,002	410,632
Investments in and advances to unconsolidated affiliates	2,436	2,265
Property, plant and equipment, net	430,804	311,247
Assets held for sale	—	2,053
Intangibles and deferred charges, net	27,202	26,504
Goodwill	53,363	51,561
Deferred income taxes	6,654	5,513
Other assets	6,372	4,256

	$957,833	$814,031

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$28,502	$9,059
Short-term borrowings	32,782	8,934
Accounts payable	79,383	75,406
Sundry accounts payable and accrued liabilities	65,504	67,813
Deferred income taxes	2,176	—

Total current liabilities	208,347	161,212
Bank debt and other long-term obligations, net of current maturities	291,433	282,869
Senior subordinated notes	84,726	—
Note payable to joint venture partner	2,940	—
Unsecured subordinated notes	—	67,458
Other liabilities	12,985	31,098

Total liabilities	600,431	542,637
Minority interest in subsidiaries	23,008	19,047
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 100,000,000 shares authorized;
8,416,131 shares issued and outstanding at September 30, 2007)	210,403	—
Less: unamortized discount on preferred stock	(1,568)	—
Common stock (par value $0.01 per share; 150,000,000
shares authorized; 17,474,979 and 17,479,972 shares issued and
outstanding at September 30, 2007 and December 31, 2006, respectively)	175	175
Capital in excess of par value	133,935	216,811
Common stock held in treasury, 40,322 shares at cost at
September 30, 2007 and December 31, 2006	(411)	(411)
(Accumulated deficit) retained earnings	(23,905)	23,597
Accumulated other comprehensive income	15,765	12,175

Total stockholders’ equity	334,394	252,347

	$957,833	$814,031

See accompanying notes to condensed consolidated financial statements (unaudited).

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net sales	$252,520	$187,056	$769,120	$559,454
Cost of goods sold	233,390	171,282	694,431	506,508

Gross profit	19,130	15,774	74,689	52,946

Selling and administrative expenses	19,860	18,615	64,309	54,125
Start-up costs on international initiatives	6,753	1,251	14,685	2,751
Expenses associated with certain share transactions	549	3,276	4,764	3,276
Provision for restructuring and impairment	3,916	8,391	10,101	8,528

Loss from operations	(11,948)	(15,759)	(19,170)	(15,734)

Other income (expense):
Interest income	512	560	1,302	1,051
Interest expense	(9,738)	(2,353)	(22,472)	(4,855)
Other income	2,755	753	5,310	10,134

	(6,471)	(1,040)	(15,860)	6,330

Loss from continuing operations before income taxes, equity in income (losses) of unconsolidated affiliates and minority interest	(18,419)	(16,799)	(35,030)	(9,404)
Total income tax benefit (expense)	264	3,090	(4,851)	(5,451)
Equity in income (losses) of unconsolidated affiliates	56	27	55	(805)
Minority interest in losses of consolidated subsidiaries	1,588	1,325	2,952	2,313

Loss from continuing operations	(16,511)	(12,357)	(36,874)	(13,347)
Discontinued operations:
Income (loss) from operations (net of income taxes)	288	805	(4,930)	(1,375)
Gain on disposals (net of income taxes)	42	—	1,274	—

Income (loss) from discontinued operations	330	805	(3,656)	(1,375)

Net loss	$(16,181)	$(11,552)	$(40,530)	$(14,722)

Net loss	$(16,181)	$(11,552)	$(40,530)	$(14,722)
Accrued preferred stock dividend	(3,957)	—	(8,535)	—
Accretion of preferred stock discount	(1,569)	—	(3,660)	—

Net loss applicable to common stock	$(21,707)	$(11,552)	$(52,725)	$(14,722)

Net loss per common share, basic:
Loss from continuing operations	$(1.42)	$(0.80)	$(3.16)	$(0.87)
Income (loss) from discontinued operations	0.02	0.05	(0.24)	(0.09)

	$(1.40)	$(0.75)	$(3.40)	$(0.96)

Net loss per common share, diluted:
Loss from continuing operations	$(1.42)	$(0.80)	$(3.16)	$(0.87)
Income (loss) from discontinued operations	0.02	0.05	(0.24)	(0.09)

	$(1.40)	$(0.75)	$(3.40)	$(0.96)

Weighted average number of shares outstanding, basic	15,511	15,416	15,509	15,357
Weighted average number of shares outstanding, diluted	15,511	15,416	15,509	15,357

See accompanying notes to condensed consolidated financial statements (unaudited).

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
OPERATIONS
Net loss	$(40,530)	$(14,722)
Adjustments to reconcile net loss to cash provided by (used in) operations
Provision for restructuring and impairment	9,498	8,974
Settlement/curtailment gain on retired medical plans	—	(219)
Provision for bad debts	1,178	(179)
Depreciation and amortization of fixed assets	23,803	9,197
Amortization of intangibles and deferred financing costs	5,070	486
Amortization of stock-based compensation	1,005	559
Deferred income taxes	955	9,254
Equity in (income) losses of unconsolidated affiliates	(55)	805
Minority interest in losses of consolidated subsidiaries	(2,952)	(2,313)
Gain on disposal of assets	(2,816)	(12,729)
Noncash interest expense	5,260	555
Foreign currency exchange losses	767	(320)
Payment of interest on payment-in-kind notes	—	(5)
Change in operating assets and liabilities:
Accounts receivable	(34,558)	4,466
Inventories	(2,782)	12,917
Other current assets	(4,196)	2,143
Accounts payable and accrued liabilities	(2,064)	(8,412)
Other	(20,904)	(2,906)

Net cash (used in) provided by operating activities	(63,321)	7,551

INVESTING
Acquisition of businesses, net of cash acquired	—	(21,797)
Proceeds from sale of property, plant and equipment	4,430	4,272
Proceeds from sale of investments	1,858	10,000
Capital expenditures	(125,565)	(36,190)

Net cash used in investing activities	(119,277)	(43,715)

FINANCING
Decrease in checks issued in excess of deposits	(502)	(1,317)
Net borrowings (repayments) under revolver loans	2,778	(3,198)
Proceeds from issuance of term loans	15,278	12,854
Repayment of term loans	(1,033)	(11,864)
Borrowings (repayments) of short-term bank notes	15,301	(853)
Repayment of capital lease obligations	(7,837)	(898)
Payment of financing fees	(4,510)	(289)
Proceeds from related party loans	2,940	—
Tax benefit from exercise of stock options	—	283
Capital contributions/loans from minority shareholders	7,134	15,610
Proceeds from issuance of common stock	—	972
Proceeds from issuance of preferred stock	50,000	—
Proceeds from issuance of senior subordinated notes	80,000	—
Proceeds from issuance of unsecured subordinated notes	—	58,210
Redemption of payment-in-kind notes in lieu of interest	—	(2,000)

Net cash provided by financing activities	159,549	67,510

Effect of exchange rate changes on cash and cash equivalents	2,378	490

Net change in cash and cash equivalents	(20,671)	31,836
Cash and cash equivalents at beginning of period	61,921	8,735

Cash and cash equivalents at end of period	$41,250	$40,571

Supplemental disclosure of cash flow information:
Cash payments (refunds) of income taxes, net	$8,064	$(394)
Cash payments for interest	14,496	5,222
Noncash investing and financing activities:
Exchange of unsecured subordinated notes for preferred stock	$67,992	$—
Issuance of preferred stock for acquisition of businesses	83,876	—
Capital lease obligations incurred to acquire assets	10,174	1,364
Acquisition of equipment using trade credits	940	2,451
Sale of property, plant and equipment for note receivable	—	1,500

See accompanying notes to condensed consolidated financial statements (unaudited).

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1 Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by International Textile Group, Inc. (the “Company”) and its subsidiaries pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

Combination

On October 20, 2006, the Company (formerly known as Safety Components International, Inc., or “SCI”), and ITG Holdings, Inc. (“Former ITG”) completed their previously announced combination (the “Combination”) through a negotiated merger transaction. Upon completion of this Combination, Former ITG became a wholly owned subsidiary of SCI, and SCI changed its name to “International Textile Group, Inc.” At the time of the Combination, entities affiliated with Wilbur L. Ross, Jr., the chairman of the board of the Company (such entities, “WLR”) controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value.

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

BST Acquisition

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

In accordance with Emerging Issues Task Force 02-5, Definition of ‘Common Control’ in Relation to FASB Statement No. 141, Business Combinations, common control of ITG and BST Safety Textiles is deemed to have existed beginning on December 8, 2006, the date that BST Holdings acquired BST Safety Textiles. As a result, the subsequent transfer of the assets and liabilities of BST Safety Textiles to ITG was accounted for as an “as-if pooling-of-interests,” at WLR’s historical cost at December 8, 2006, including its necessary purchase accounting adjustments. Accordingly, the consolidated balance sheet of the Company as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the Company have been recast to include BST Safety Textiles’ results of operations beginning as of December 9, 2006. The consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the Company prior to December 9, 2006 have not been recast to give effect to the BST Acquisition. The acquisition of the minority interest of BST Holdings, which was accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, did not result in material adjustments.

The following unaudited pro forma condensed combined financial information is designed to show how the BST Acquisition and the acquisition by the Company in June 2006 of the 50% equity interest in its Parras Cone joint venture (“Parras Cone”) not then-owned by the Company (together, the “2006 Acquisitions”) might have affected ITG’s historical results of continuing operations if such acquisitions had occurred on January 1, 2006. The unaudited pro forma condensed combined statements of continuing operations give effect to the 2006 Acquisitions as if they occurred on the first day of the Company’s fiscal year ended December 31, 2006. The unaudited pro forma condensed combined financial information has been prepared by the management of the Company for illustrative purposes only and is not indicative of the restated historical results of operations that will be presented in future filings with the SEC in accordance with the rules and regulations described above, and is not necessarily indicative of the results that actually would have been realized had the 2006 Acquisitions been completed at the beginning of the specified periods or at any other time, nor those to be expected at any time in the future.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS OF ITG AND BST

For the Three Months Ended September 30, 2006

(amounts in thousands, except per share data)

	ITG	BST	Pro Forma Combined ITG and BST	Pro Forma Adjustments Relating to BST Acquisition			Pro Forma
Net sales	$187,056	$68,350	$255,406	$			$255,406
Cost of goods sold	171,282	61,250	232,532		2,267	(1)	234,799

Gross profit	15,774	7,100	22,874		(2,267)		20,607
Selling and administrative expenses	19,061	5,712	24,773		162	(1)	24,935
Start-up costs on international initiatives	1,251	—	1,251				1,251
Expenses associated with certain share transactions	2,830	—	2,830				2,830
Provision for restructuring, special termination benefit and impairment	8,391	—	8,391				8,391

Income (loss) from operations	(15,759)	1,388	(14,371)		(2,429)		(16,800)
Other income (expense):
Interest income	560	27	587				587
Interest expense	(2,353)	(1,842)	(4,195)		(1,375	) (2)	(5,570)
Other income (expense)	753	—	753				753

Loss from continuing operations before income taxes	(16,799)	(427)	(17,226)		(3,804)		(21,030)
Income tax (expense) benefit	3,090	(494)	2,596		1,453	(3)	4,049
Equity in earnings (losses) of unconsolidated affiliates	27	—	27			(4)	27
Minority interest net income	1,325	—	1,325				1,325

Net loss from continuing operations	$(12,357)	$(921)	$(13,278)		$(2,351)		$(15,629)

Net loss from continuing operations	$(12,357)	$(921)	$(13,278)		$(2,351)		$(15,629)
Accrued preferred stock dividend	—	—	—		(1,668	) (5)	(1,668)

Net loss from continuing operations applicable to common stock	$(12,357)	$(921)	$(13,278)		$(4,019)		$(17,297)

Net loss from continuing operations per common share, basic	$(0.80)						$(1.12)
Net loss from continuing operations per common share, diluted	$(0.80)						$(1.12)

Weighted average number of common shares outstanding, basic	15,416						15,416
Weighted average number of common shares outstanding, diluted	15,416						15,416 (6)

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS OF ITG AND BST

For the Nine Months Ended September 30, 2006

(amounts in thousands, except per share data)

	ITG	BST	Pro Forma Combined ITG and BST	Parras Cone Acquisition	Pro Forma Adjustments Relating to 2006 Acquisitions			Pro Forma
Net sales	$559,454	$202,358	$761,812	$29,667	$			$791,479
Cost of goods sold	506,508	174,299	680,807	28,063		545	(1)	709,415

Gross profit	52,946	28,059	81,005	1,604		(545)		82,064
Selling and administrative expenses	54,125	16,629	70,754	2,744		(307	) (1)	73,191
Start-up costs on international initiatives	2,751	—	2,751	—				2,751
Expenses associated with certain share transactions	3,276		3,276					3,276
Provision for restructuring, special termination benefit and impairment	8,528	—	8,528	—				8,528

Income (loss) from operations	(15,734)	11,430	(4,304)	(1,140)		(238)		(5,682)
Other income (expense):
Interest income	1,051	123	1,174	90				1,264
Interest expense	(4,855)	(5,276)	(10,131)	(543)		(4,799	) (2)	(15,473)
Other income (expense)	10,134	—	10,134	(884)				9,250

Income (loss) from continuing operations before income taxes	(9,404)	6,277	(3,127)	(2,477)		(5,037)		(10,641)
Income tax (expense) benefit	(5,451)	(4,122)	(9,573)	(5,674)		3,156	(3)	(12,091)
Equity in earnings (losses) of unconsolidated affiliates	(805)	—	(805)	—		1,076	(4)	271
Minority interest net income	2,313	—	2,313	—				2,313

Net income (loss) from continuing operations	$(13,347)	$2,155	$(11,192)	$(8,151)		$(805)		$(20,148)

Net income (loss) from continuing operations	$(13,347)	$2,155	$(11,192)	$(8,151)		$(805)		$(20,148)
Accrued preferred stock dividend	—	—	—	—		(4,861	) (5)	(4,861)

Net income (loss) from continuing operations applicable to common stock	$(13,347)	$2,155	$(11,192)	$(8,151)		$(5,666)		$(25,009)

Net loss from continuing operations per common share, basic	$(0.87)							$(1.63)
Net loss from continuing operations per common share, diluted	$(0.87)							$(1.63)

Weighted average number of common shares outstanding, basic	15,357							15,357
Weighted average number of common shares outstanding, diluted	15,357							15,357 (6)

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS OF ITG AND BST

For the Twelve Months Ended December 31, 2006

(amounts in thousands, except per share data)

	ITG	BST(A)	Pro Forma Combined ITG and BST	Parras Cone Acquisition	Pro Forma Adjustments Relating to 2006 Acquisitions			Pro Forma
Net sales	$720,916	$275,135	$996,051	$29,667	$			$1,025,718
Cost of goods sold	660,734	244,064	904,798	28,063		1,148	(1)	934,009

Gross profit	60,182	31,071	91,253	1,604		(1,148)		91,709
Selling and administrative expenses	72,441	20,288	92,729	2,744		(550	) (1)	94,923
Stock-based compensation and related cash bonus expense	1,318		1,318	—				1,318
Start-up costs on international initiatives	4,595		4,595	—				4,595
Gain on disposal of property, plant and equipment	(769)		(769)	—				(769)
Expenses associated with certain share transactions	4,350		4,350	—				4,350
Provision for restructuring, special termination benefit and impairment	14,829		14,829	—				14,829

Income (loss) from operations	(36,582)	10,783	(25,799)	(1,140)		(598)		(27,537)
Other income (expense):
Interest income	1,509	951	2,460	90				2,550
Interest expense	(6,937)	(7,652)	(14,589)	(543)		(6,092	) (2)	(21,224)
Write-off of deferred financing fees	(1,054)		(1,054)	—				(1,054)
Other income (expense)	10,846		10,846	(884)				9,962

Income (loss) from continuing operations before income taxes	(32,218)	4,082	(28,136)	(2,477)		(6,690)		(37,303)
Income tax (expense) benefit	(5,913)	(6,641)	(12,554)	(5,674)		3,625	(3)	(14,603)
Equity in earnings (losses) of unconsolidated affiliates	(847)		(847)	—		1,076	(4)	229
Minority interest net income	2,899		2,899	—				2,899

Net loss from continuing operations	$(36,079)	$(2,559)	$(38,638)	$(8,151)		$(1,989)		$(48,778)

Net loss from continuing operations	$(36,079)	$(2,559)	$(38,638)	$(8,151)		$(1,989)		$(48,778)
Accrued preferred stock dividend	—	—	—	—		(6,562	) (5)	(6,562)

Net loss from continuing operations available to common stockholders	$(36,079)	$(2,559)	$(38,638)	$(8,151)		$(8,551)		$(55,340)

Net loss from continuing operations per common share, basic	$(2.34)							$(3.59)
Net loss from continuing operations per common share, diluted	$(2.34)							$(3.59)
Weighted average number of common shares outstanding, basic	15,395							15,395
Weighted average number of common shares outstanding, diluted	15,395							15,395 (6)

(A)	Includes the audited historical financial results of BST for the period from January 1, 2006 to December 8, 2006, which have been converted to U.S. dollars based on the average exchange rate for the period, as well as the following unaudited historical financial results of BST for the period from December 9, 2006 to December 31, 2006:

Net sales	$12,141
Loss from operations	(996)
Net loss	(937)

(1)	To increase depreciation and amortization expense on new bases of BST assets; to eliminate management and marketing fees paid to the former 50% owner of Parras Cone; and to record reduced depreciation expense on fixed assets written-down upon acquisition of the remaining 50% ownership interest of Parras Cone on June 30, 2006.
(2)	Represents pro forma interest expense to finance the acquisition of BST and the remaining 50% interest in Parras Cone not already owned by ITG, and the elimination of BST interest expense related to indebtedness repaid upon the acquisition of BST.
(3)	To record income tax effects of pro forma income (loss).
(4)	To eliminate equity in earnings (loss) of Parras Cone.
(5)	To record accrued preferred stock dividends as if the $83.9 million of series A convertible preferred stock issued in connection with the BST Acquisition was issued on January 1, 2006.
(6)	Diluted weighted average shares outstanding considered the effect of the assumed conversion of the series A convertible preferred stock issued in connection with the BST Acquisition. However, such effect was antidilutive and therefore such shares were not included in the diluted earnings per share computation.

Other Recent Events

During the third quarter of 2007, Germany enacted the 2008 Business Tax Reform Act that reduced the nominal corporate tax rate in Germany from 37.35 percent in 2007 to 28.1 percent beginning in 2008. The majority of the related provisions are effective beginning January 1, 2008. The impact of this change in law was recognized as a reduction to income tax expense in the amount of $2.1 million during the quarter ended September 30, 2007.

On October 1, 2007, Mexico enacted a new flat tax to replace the tax on net assets. The rate imposed will gradually increase from 16.5 percent in 2008 to 17.5 percent in 2010. Companies will be required to pay the higher of the minimum tax or income tax. The related provisions are effective beginning January 1, 2008. The effects of this new law are currently being analyzed by the Company and, if applicable, are expected to be included in the Company’s financial statements for the quarter ending December 31, 2007.

Significant Accounting Policies

As of September 30, 2007 there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Because of recent transactions, however, the Company now considers its policy regarding marketable securities to be a significant accounting policy.

Marketable securities consisted of equity securities of $6.5 million recorded in other current assets at June 30, 2007 and $0.0 at September 30, 2007. The Company classifies its equity securities into trading or available-for-sale. Trading securities are acquired and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale. Both trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings in the period in which the impairment is deemed to occur, and a new cost basis for the security is then established.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company’s first quarter of 2007. The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and may be subject to examination by the Internal Revenue Service (“IRS”) for fiscal periods between 2004 and 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company has received a notification from the state of North Carolina that it will be under examination by that state with respect to its state income tax returns filed for its 2004 through 2006 fiscal years. It is too early to predict what, if any, impact this examination will have on the Company’s consolidated financial statements. The Company is also finalizing an examination in Germany.

At January 1, 2007, the Company had $2.7 million in gross unrecognized tax benefits. Of this amount, approximately $0.3 million, if recognized, would affect the Company’s effective tax rate. This amount was increased during the second quarter of 2007 to approximately $0.4 million primarily due to the pending settlement of the German tax examination described above. Interest and penalties related to this settlement are not material. In accordance with FIN 48, the Company has determined to classify interest and penalties as a component of the income tax provision. Upon the adoption of FIN 48, a deferred tax asset related to temporary items was increased by approximately $2.4 million, to reflect the tax effect of deductions that would not meet the more likely than not criteria to be sustained upon examination by taxing authorities. A corresponding reduction was made to the net operating loss carry forward. Since no additional income tax would be expected to be assessed upon audit, no interest or penalties have been accrued. Upon filing the 2006 tax returns without this $2.4 million benefit, the Company no longer has an unrecognized tax benefit in its income tax provision related to these items. None of these uncertain tax positions had an effect on the effective tax rate, as such amounts primarily relate to timing differences that increase or decrease the deferred tax asset related to net operating loss carryforwards. It is reasonably possible that the amount of the unrecognized benefit with respect to certain unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of the settlement of ongoing audits, competent authority proceedings related to transfer pricing, or adjustments to expected income tax return filing positions for returns to be filed during 2007. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentations.

Note 2 Inventories

	September 30, 2007	December 31, 2006
Inventories at FIFO:
Raw materials	$42,723	$30,190
Stock in process	53,460	46,907
Produced goods	95,249	108,981
Dyes, chemicals and supplies	13,771	14,267

	205,203	200,345
Excess of FIFO over LIFO	(9,419)	(10,809)

Total	$195,784	$189,536

Note 3 Long-Term Debt

	September 30, 2007	December 31, 2006
Revolving loans	$70,606	$64,573
Term loans	237,663	211,120
Senior subordinated notes	84,726	—
Unsecured subordinated notes	—	67,458
Capitalized lease obligations	11,621	14,907
Other notes payable	2,985	1,328

Total debt	407,601	359,386
Less: current portion of long-term debt	(28,502)	(9,059)

Total long-term portion of debt	$379,099	$350,327

On December 29, 2006, the Company and certain of its subsidiaries entered into a $165.0 million credit agreement with General Electric Capital Corporation and certain other signatories thereto (the “Bank Credit Agreement”). Also on December 29, 2006, the Company’s wholly owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a $15.0 million term loan agreement (the “Term Loan Agreement”) with General Electric Capital Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009.

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

In the event that the borrowing availability (as defined in the Bank Credit Agreement) were to fall below certain levels, the Company would be required to comply with a fixed charge coverage ratio set forth in the Bank Credit Agreement. The Term Loan Agreement contains a fixed charge coverage ratio and a minimum collateral coverage covenant, which are calculated quarterly. The respective agreements also contain customary reporting obligations and affirmative and negative covenants, including, but not limited to, restrictions on the uses of proceeds, capital changes, mergers and consolidations, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments.

Borrowing availability under the Bank Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. The interest rate on borrowings under the Bank Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on either the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus 0.5%) or the LIBOR plus an applicable margin. At September 30, 2007, the interest rate on base rate loans was 8.50% and the margin applicable to LIBOR loans was 1.75%, and there was $37.3 million outstanding under the Bank Credit Agreement. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At September 30, 2007, there was $14.3 million outstanding under the Term Loan Agreement.

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

BST Holdings is a party to a credit facility (the “BST Facility”) consisting of a €30 million (approximately $42 million at September 30, 2007) revolving credit facility (the “BST Revolver”), a €100 million (approximately $141 million at September 30, 2007) first lien term loan (the “First Lien Term Loan”) and a €25 million (approximately $35 million at September 30, 2007) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. The obligations of BST Holdings under the BST Facility are secured by substantially all of the assets of BST Holdings’ subsidiaries and a pledge by BST Holdings of the stock of its subsidiaries (which subsidiaries are engaged only in the conduct of BST’s business). The BST Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage and debt coverage ratios which are calculated quarterly and a fixed charge coverage ratio which is calculated semiannually, restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments. The BST Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the BST Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. Borrowings under the BST Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR plus an applicable margin. The margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan is 2.5%, 2.5% and 5.25%, respectively, except for a certain period as described below related to an amendment of the BST Facility. At September 30, 2007, there was $27.6 million in U.S. dollar loans, and €4.0 million (approximately $5.7 million at September 30, 2007) in Euro loans, outstanding under the BST Revolver at interest rates of 7.9% and 7.0%, respectively, and €100.0 million (approximately $141 million at September 30, 2007) and €25.0 million (approximately $33 million at September 30, 2007) outstanding under the First Lien Term Loan and the Second Lien Term Loan at interest rates of 6.5% and 10.6%, respectively.

At September 30, 2007, primarily as a result of negative operating results in the narrow fabrics business and a slowdown in the U.S. automobile market, BST Holdings was not in compliance with certain of the financial covenants in the BST Facility. Subsequent to September 30, 2007, BST Holdings obtained waivers of the noncompliance with those covenants from the lenders under the BST Facility. In light, however, of the current business environment in which BST operates and the nature of the covenants, the Company engaged in discussions with the lenders under the BST Facility regarding various modifications to certain of the terms and covenants in that facility. The intent of those discussions was to more closely align the covenant requirements with the currently anticipated operating results and financial condition of BST Holdings for the foreseeable future. As a result of those discussions, the lenders under the BST Facility have agreed to modify certain of such terms and covenants, provided that, among other things, (i) the Company makes an additional subordinated loan to one subsidiary that is a borrower under the BST Facility in the principal amount of $20.0 million, the proceeds of which must be used to repay $20.0 million of the outstanding BST Revolver, (ii) the Company prepays at least €2.0 million of the First Lien Term Loan before December 15, 2007, and (iii) the Company completes an agreed upon realignment of certain of the Company’s operating entities on terms satisfactory to all the lenders under the BST Facility before January 14, 2008. This realignment also requires the prepayment of $2.8 million under the Term Loan Agreement on or before January 14, 2008 by the Mexican Holding Company, which amount was prepaid on November 19, 2007. The Company anticipates that it will be able to complete this corporate realignment before January 14, 2008. The amended BST Facility also provides that the margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan will be 4.5%, 4.5% and 7.25%, respectively, during the period commencing September 20, 2007 and ending on January 14, 2008. In consideration for these waivers, the Company will pay a consent fee of 0.25% of the total commitment amount under the BST Facility. Although management believes that it will be able to complete the requirements for the amended BST Facility, there can be no assurance that the Company will meet all of such requirements of the waivers or that, in the event of further noncompliance, it will be able to obtain additional waivers with respect to any noncompliance with covenants in the future. The Company’s inability to meet all of the requirements of the waivers, or to obtain any such additional waivers, could have a material adverse effect on its business, results of operations, financial condition, or the trading price of its common stock.

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

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 6.8% at September 30, 2007. One-third of the total term loan amount outstanding is required to be repaid in each of June 2009, June 2010 and June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The loan is secured by the land, building, machinery and equipment of the joint venture and the agreement contains limitations on asset disposals. The shareholders of this joint venture have advanced non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and the $2.9 million loan payable to the minority shareholder of the joint venture is shown on the consolidated balance sheet as “Note payable to joint venture partner.”

In addition, the Company has a wholly owned subsidiary, Jiaxing Burlington Textile Company, which obtained financing from China Construction Bank in August 2006. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for term loans of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2007, $2.3 million in principal of U.S. dollar loans and $8.9 million of Chinese RMB loans were outstanding with a weighted average interest rate of 6.4%. The loans are secured by the land, building, machinery and equipment of this company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Ltd., Co. Joint Venture, a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-Phong Phu Ltd., Co. Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels but in no event later than 24 months from the first loan disbursement date. From the first loan disbursement date until December 31, 2007, the term loan bears interest at 7.5% and is subsequently adjusted each January 1 and July 1 to the six month SIBOR rate plus 2.1%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-Phong Phu Ltd., Co. Joint Venture.

Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2007, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities.

The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2007 or December 31, 2006. As a result of the Company’s expanded business operations resulting from the Combination, the Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

Note 4 Stockholders’ Equity

	Preferred stock	Common stock	Capital in excess of par value	Treasury stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
Balance at December 31, 2006	$—	$175	$216,811	$(411)	$23,597	$12,175	$252,347
Comprehensive loss for the nine months ended September 30, 2007:
Net loss	—	—	—	—	(40,530)	—	(40,530)
Foreign currency translation adjustments	—	—	—	—	—	3,295	3,295
Reclassification adjustment for derivative losses included in net loss, net of tax	—	—	—	—	—	295	295

Net comprehensive loss	—	—	—	—	—	—	(36,940)
Amortization of unearned compensation	—	—	995	—	—	—	995
Issuance of preferred stock	196,640	—	5,228	—	—	—	201,868
Merger with BST on April 1, 2007	—	—	(83,876)	—	—	—	(83,876)
Preferred stock dividends	8,535	—	(5,223)	—	(3,312)	—	—
Accretion of preferred stock discount	3,660	—	—	—	(3,660)	—	—

Balance at September 30, 2007	$208,835	$175	$133,935	$(411)	$(23,905)	$15,765	$334,394

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), of which 8,416,131 shares of Preferred Stock were issued and outstanding at September 30, 2007 (0 shares issued and outstanding at December 31, 2006). The Company’s board of directors is authorized to provide for the issuance of additional series of preferred stock in the future, with voting powers, dividend rate, redemption terms, repayment, conversion terms, restrictions, rights and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of issuance.

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

Common Stock

On October 20, 2006, Former ITG completed the Combination. As a part of the Combination, shares of Former ITG common stock were exchanged for shares of common stock of the Company at a ratio of 1.4739 shares of Former ITG common stock for one share of the Company’s common stock, resulting in the issuance of 11,363,783 additional shares (the “Additional Shares”) of the Company’s common stock. In connection with the Combination, Former ITG became a wholly owned subsidiary of the Company, and the Company changed its name to “International Textile Group, Inc.” Also in connection with the completion of the Combination, and pursuant to the terms of the agreement governing the Combination, the board of directors of the Company declared a common stock dividend of one-ninth ( 1/9th) of one share of common stock for each share of common stock outstanding immediately prior to the Effective Time, resulting in 612,094 shares (the “Dividend Shares”) being payable to the holders of record of SCI’s common stock as of the close of business on October 20, 2006. In accordance with the terms and conditions of the Combination, ten percent of the Additional Shares and the Dividend Shares are being held in escrow for a period of up to 18 months to satisfy potential claims for indemnification that may be made. Under U.S. generally accepted accounting principles, the effect of the Dividend Shares will not be recorded in the Company’s consolidated financial statements unless the shares are released from escrow.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2007	December 31, 2006
Foreign currency translation adjustments	$16,020	$12,725
Postretirement benefit plans	(255)	(255)
Unrealized losses on derivatives	—	(295)

Total	$15,765	$12,175

Note 5 Reconciliation to Diluted Earnings per Share

The following data show the amounts used in computing earnings per share and the effect on net income (loss) from continuing operations and the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Loss from continuing operations available to common shareholders	$(22,037)	$(12,357)	$(49,069)	$(13,347)
Effect of dilutive securities:
None	—	—	—	—

Numerator for diluted earnings per share	$(22,037)	$(12,357)	$(49,069)	$(13,347)

Weighted-average number of common shares used in basic earnings per share	15,511	15,416	15,509	15,357
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—
Contingently issuable common stock held in escrow	—	—	—	—
Stock options	—	—	—	—
Nonvested restricted common stock	—	—	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	15,511	15,416	15,509	15,357

Based on the number of shares of Preferred Stock outstanding as of September 30, 2007 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be convertible at the option of the holders thereof on or after December 31, 2007 into 21,863,426 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Convertible preferred stock	21,863	—	18,586	—
Contingently issuable common stock held in escrow	1,749	1,137	1,749	1,137
Nonvested restricted common stock	—	65	17	103
Stock options	—	112	9	114

	23,612	1,314	20,361	1,354

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under FASB Statements Nos. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. At September 30, 2007, the fair market value of ITG’s commodity derivative portfolio was $1.5 million. Changes in the commodity derivatives’ fair values are recorded in the consolidated statements of operations in cost of goods sold, and in other (income) expense for contracts related to international start-up initiatives that do not yet own inventory.

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

In March 2007, BST Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million and a fixed rate of 4.10% through November 2008. Also in March 2007, BST Holdings entered into an interest rate floor agreement with a notional amount of €125.0 million and a fixed rate of 3.905% through November 2008. At September 30, 2007, the fair market value of BST Holdings’ interest rate derivatives was $0.7 million. Changes in the interest rate derivatives’ fair values are recorded in the consolidated statements of operations in interest expense.

Gains and losses on derivative instruments were as follows: $0.4 million loss and $1.6 million gain in the three and nine months ended September 30, 2007, respectively, and $0.5 million gain and $1.4 million loss in the three and nine months ended September 30, 2006, respectively.

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

During 2005, the Company’s Board of Directors approved plans to build a technologically advanced 28 million yard vertical denim plant and a dyeing and finishing plant for synthetic fabrics and commission finishing in the city of Jiaxing, Zhejiang Province, China. The denim operation is a joint venture partnership called Cone Denim (Jiaxing) Limited, which is 51% owned by a subsidiary of the Company. The dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned by the Company. Construction of these two facilities in Jiaxing China is estimated to cost approximately $98 million in the aggregate. At September 30, 2007, the Company had contributed approximately $27 million, its joint venture partner had contributed approximately $17 million, and the projects had obtained bank financing in China to fund the remainder of the cost of construction of these projects. The dyeing and finishing plant and the denim plant are expected to be completed in late 2007. The Company is building a 28 million yard vertical denim plant in Nicaragua, called Cone Denim de Nicaragua, which is expected to begin operations in 2008. At September 30, 2007, the Company had contributed approximately $36.6 million of cash to construct the facility in Nicaragua, which is estimated to cost approximately $85 million. Additionally, the Company has entered into an agreement to build a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam (ITG—Phong Phu Ltd., Co. Joint Venture). ITG—Phong Phu Ltd., Co. Joint Venture is 60% owned by ITG and 40% owned by Phong Phu Corporation. This integrated complex is expected to be operational in 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. At September 30, 2007, the Company had contributed approximately $10.1 million of its approximately $30 million obligation to construct the Phong Phu facility, which has a total estimated cost of approximately $50 million.

Subsequent to September 30, 2007, ITG—Phong Phu Ltd., Co. Joint Venture entered into a $22.3 million term loan as described above in Note 3.

As of September 30, 2007, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $3.5 million related to Cone Denim (Jiaxing), $0.3 million related to Jiaxing Burlington Textile Company, $11.6 million related to the construction of the Cone Denim de Nicaragua plant and $11.2 million related to the construction of the ITG-Phong Phu Ltd., Co. Joint Venture plant. In addition, the Company had other commitments for capital expenditures and to purchase raw materials in the amount of $40.5 million at September 30, 2007. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the assets. As of September 30, 2007, the Company had commitments for the funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $0.4 million and, with respect to the China joint venture agreement, the intention, but not an obligation, to fund its share of this joint venture through possible loans or capital contributions of up to $1.9 million.

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

Note 8 Segment and Other Information

Prior to and during the Company’s quarter ended March 31, 2007, the Company had seven reportable segments. As a result of the acquisition of BST Holdings as described above, and the subsequent integration of the Company’s automotive businesses, beginning in the Company’s quarter ended June 30, 2007, the Company determined that it operates in four reportable segments for which separate financial information was available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources: automotive safety, bottom-weight woven apparel fabrics, development stage and all other. As a result, prior year segment information has been recast to conform to the current year presentation. The automotive safety segment consists of fabrics sold to airbag manufacturers, airbag cushions that are produced by cutting and assembling airbag fabric and components and a wide array of fabrics for consumer and industrial uses. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, and worsted and worsted wool blend fabrics. The development stage segment includes start-up costs on international initiatives in China (denim and synthetic apparel fabrics and commission finishing plants), Nicaragua (denim apparel fabrics) and Vietnam (cotton apparel fabrics) until such time as these new facilities are fully operational. The all other segment consists of operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform fabrics including woven worsteds, wool blend and printed cotton fabrics primarily for both dress and battle fatigue U.S. military uniforms; narrow fabrics for seat belts and military and technical uses; interior furnishings including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; transportation services; and other miscellaneous items.

Sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). Results for the three and nine months ended September 30, 2007 are not comparable to the same periods of the prior year due to the BST Acquisition and the acquisition of the remaining 50% interest of Parras Cone. The Company evaluates performance and allocates resources based on profit or loss before interest, restructuring charges, certain unallocated corporate expenses, other income (expense) and income taxes. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended September 30, 2007 and September 30, 2006 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $1.8 million and $2.7 million, respectively. Intersegment net sales for the nine months ended September 30, 2007 and September 30, 2006 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $7.6 million and $7.7 million, respectively.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net Sales:
Automotive Safety	$109,787	$51,748	$337,805	$165,554
Bottom-weight Woven Apparel Fabrics	101,127	112,743	315,586	317,838
Development Stage	83	0	83	0
All Other	43,344	25,239	123,212	83,756

	254,341	189,730	776,686	567,148
Intersegment sales	(1,821)	(2,674)	(7,566)	(7,694)

	$252,520	$187,056	$769,120	$559,454

Income (Loss) From Continuing Operations
Before Income Taxes:
Automotive Safety	$4,375	$(1,486)	$17,718	$351
Bottom-weight Woven Apparel Fabrics	3,750	2,443	15,036	5,710
Development Stage	(6,670)	(1,251)	(14,602)	(2,751)
All Other	(3,541)	(216)	(4,383)	3,859

Total reportable segments	(2,086)	(510)	13,769	7,169
Corporate expenses	(5,011)	(3,220)	(16,877)	(10,815)
Expenses associated with certain share transactions	(549)	(3,276)	(4,764)	(3,276)
Restructuring and impairment charges	(3,916)	(8,391)	(10,101)	(8,528)
Other income (expense)	(386)	(362)	(1,197)	(284)

	$(11,948)	$(15,759)	$(19,170)	$(15,734)

	September 30, 2007	December 31, 2006
Total Assets
Automotive Safety	$413,562	$445,862
Bottom-weight Woven Apparel Fabrics	227,453	216,395
Development Stage	178,916	85,743
All Other	113,503	39,374
Corporate	24,399	26,657

	$957,833	$814,031

Note 9 Restructuring Activities and Discontinued Operations

Restructuring Activities

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

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the Bottom-weight Woven Apparel Fabrics segment to other domestic facilities. Synthetic fabric production is being transitioned to the Company’s finishing plant located in Burlington, North Carolina. The Company has transferred its worsted finishing operations to its Raeford facility, which presently produces yarn for the worsted fabric. This restructuring is expected to result in the elimination of approximately 840 jobs, mostly in the United States, with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $3.5 million during the 2006 fiscal year, $1.3 million during the quarter ended March 31, 2007 and $1.6 million during the quarter ended June 30, 2007. The components of the 2006 charge included the establishment of a $2.7 million reserve for severance and COBRA benefits and $0.3 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred. The Company also recorded an impairment charge of $0.5 million during fiscal year 2006 related to equipment located at these facilities. The components of the 2007 charges included $0.3 million for management incentive awards and $2.7 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred.

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

In March 2007, the Company committed to a plan to transfer the operations of the Automotive Safety segment’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In connection with this plan, the Company reached termination agreements with approximately 25 employees. In September 2007, the Company announced that it would close its Hildesheim, Germany facility in the Automotive Safety segment. The operations previously undertaken at this facility are being transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively. Expected costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 89 jobs in Germany with severance benefits to be paid over periods of up to seven months from the date of termination, depending on the affected employee’s length of service to the Company. As a result of these activities, the Company recognized pre-tax charges for restructuring of $1.2 million and $3.6 million during the quarters ended March 31 and September 30, 2007, respectively.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain of the Company’s Burlington House businesses within the All Other segment and instructed management to seek potential buyers and negotiate sales of the related product lines or assets. The businesses exited produced decorative fabrics and mattress fabrics as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. In 2006 the Company recorded a related pre-tax restructuring charge of $2.3 million for severance and COBRA benefits (as increased by $0.4 million in 2007), $0.5 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred, and pre-tax asset impairment charges totaling $3.7 million. In January 2007 the Company sold certain assets of the mattress fabrics product line to Culp, Inc. for $2.5 million in cash and 798,582 shares of Culp’s common stock which were subsequently resold by the Company in July 2007. On April 30, 2007 the Company sold certain assets related to discontinued operations for $1.4 million plus the assumption of certain liabilities. As part of this sales agreement, the purchaser agreed to hire the employees at the related facility, resulting in a June 2007 reversal of $1.2 million of the 2006 restructuring charges related to severance and COBRA benefits, partially offset by the accrual of an additional $0.4 million in additional severance and COBRA accruals. Also during the quarter ended June 30, 2007, the Company negotiated the termination of certain contracts related to the discontinued business resulting in the accrual of $0.4 million and the payment of $0.4 million of restructuring charges. The components of the 2006 and 2007 charges included $0.3 million and $0.5 million, respectively, for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred. Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $70.8 million and $(14.0 million) for the 2006 fiscal year; $14.5 million and $(3.7 million) for the nine months ended September 30, 2007; and $58.7 million and $(1.4 million) for the nine months ended September 30, 2006, respectively. The results of operations related to the Burlington House division are presented as discontinued operations in the consolidated statements of operations for all periods presented. Property, plant and equipment related to the discontinued operations met the criteria for classification as “Assets held for sale” in the December 31, 2006 consolidated balance sheet under FASB Statement No. 144.

Following is a summary of activity related to the 2006/2007 restructuring reserves for contract cancellations and severance and COBRA benefits (in millions):

Fiscal year 2006 charges	$7.2
Payments	(0.5)

Balance at December 31, 2006	6.7
Quarter ended March 31, 2007 charges	1.3
Payments	(1.1)

Balance at March 31, 2007	6.9
Quarter ended June 30, 2007 charges	0.3
Payments	(1.9)

Balance at June 30, 2007	5.3
Quarter ended September 30, 2007 charges	3.2
Payments	(2.5)

Balance at September 30, 2007	$6.0

The 2006/2007 restructuring activities also resulted in pension curtailment and settlement charges of $5.6 million and $0.1 million recognized in continuing operations during the 2006 fiscal year and the quarter ended March 31, 2007, respectively, and $0.8 million included in discontinued operations during the 2006 fiscal year.

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

Following is a summary of activity related to the early retirement incentive reserve for severance and COBRA benefits (in millions):

Fiscal year 2006 charges	$2.6
Payments	—

Balance at December 31, 2006	2.6
Payments	(0.1)

Balance at March 31, 2007	2.5
Payments	(0.2)

Balance at June 30, 2007	2.3
Payments	(0.5)

Balance at September 30, 2007	$1.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company is actively engaged in expanding its global operations through acquisitions, greenfield initiatives and other strategic growth opportunities, while substantially reconfiguring its U.S. asset base. ITG expects to focus on the start up of its international greenfield initiatives and the substantial completion of the reconfiguration of its U.S. operations, each as described below, in 2007 and 2008. Key international greenfield initiatives include the construction and operation of facilities, either wholly owned or through controlling stakes in joint ventures, in China, Vietnam and Nicaragua. With the completion of these strategic initiatives, ITG will have transformed itself from a North American producer of apparel textiles into a diversified, global manufacturer with a primary focus on the automotive safety, apparel, government uniform and technical and specialty textile markets. Consequently, the Company will have reduced its exposure to U.S. markets, other than in the automotive safety and specialty markets, which have a low labor content and highly technical manufacturing processes requiring operations within close proximity to the customer base, and the military uniform fabric market, which is protected by the Berry Amendment (a U.S. law requiring military uniform fabric to be sourced wholly within the U.S.). ITG expects to realize further opportunities for international growth as it completes the expansion plans linked to current projects, and expands its presence in markets such as Europe, Vietnam, China, India and throughout Asia.

ITG expects to fund its strategic initiatives through a combination of cash flows from operations, equipment financing, available borrowings under its Bank Credit Agreement (defined below), project financings by certain of its operations and other external financing as management deems appropriate. In the quarter ended June 30, 2007, the Company completed the sale of $80 million of its senior subordinated notes due 2011 (the “Notes”) to support the completion of its international greenfield initiatives and to fund other strategic initiatives. See Liquidity and Capital Resources for a more complete description of the Notes. In October 2007, ITG – Phong Phu Ltd., Co. Joint Venture (“ITG-PP JV”) entered into a $22.3 million term loan with Techcombank in Vietnam to provide project financing for this company. The Company is currently in advanced discussions with potential lenders for project financing for its denim project in Nicaragua as described more fully below. ITG believes these financings, if completed, will provide it with sufficient funds to complete its currently planned strategic initiatives. ITG believes that any future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with the Company’s chairman of the board, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any specific financing will be available to it upon acceptable terms, if at all, at any time in the future. ITG’s failure to obtain any necessary financing may adversely affect its expansion plans and, therefore, its financial condition and results of operations.

Strategic Developments

Acquisitions

As a part of its strategy, on April 1, 2007, the Company completed the previously announced acquisition (the “BST Acquisition”) of BST US Holdings, Inc. (“BST Holdings”). The Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of the Company (see “Liquidity and Capital Resources” for a description of the Preferred Stock). As a result of the BST acquisition, BST Holdings became a wholly owned subsidiary of the Company.

BST Holdings owns the BST Safety Textiles business (“BST”). BST, based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses. In 2006, BST had net sales of approximately $275.0 million.

The Company is in the process of integrating BST with the Company’s automotive safety businesses. Management believes the combined product, technical and market expertise of BST and the Company’s historical automotive safety businesses provide enhanced opportunities for accelerating the growth and expansion of the automotive safety business. The acquisition of BST is expected to provide operating cash flow to ITG as well as opportunities for significant synergies upon the completion of the integration of the businesses.

In early 2007, the Company acquired certain plant and airbag cushion assets of its Romanian subcontractor for airbag cushions for an aggregate purchase price of €5.5 million. This facility provides “cut and sew” services to the Company’s European automotive airbag business. The Company expects that the acquisition will enable the Company to improve its margins on products produced at the facility as well as allow for expansion of production at the facility, thereby generating an enhanced contribution to future operating earnings.

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

Strategic Alliance

In September 2007, the Company announced that its Burlington WorldWide (BWW) division entered into a marketing and commercial partnership with OCM India Limited (OCM). OCM is a leading Indian manufacturing company of worsted wool fabrics located in Amritsar, India and is majority-owned by WLR. Under the agreement, BWW will provide technical and manufacturing support to OCM in the development of advanced manufacturing processes and operations and the development of new wool fabrics with opportunities to promote and use fabric technologies developed by BWW. BWW will develop and operate an export program for the sale of OCM products to the U.S., European and Asian markets. OCM will be licensed to produce and sell enhanced wool fabrics under the BURLINGTON® brand name to the domestic Indian market.

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

In October 2007, ITG-Phong Phu Ltd., Co. Joint Venture, a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-Phong Phu Ltd., Co. Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels but in no event later than 24 months from the first loan disbursement date. From the first loan disbursement date until December 31, 2007, the term loan bears interest at 7.5% and is subsequently adjusted each January 1 and July 1 to the six month SIBOR rate plus 2.1%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-Phong Phu Ltd., Co. Joint Venture.

The Company and its Cone Denim de Nicaragua subsidiary are in the late stages of negotiation regarding a potential seven year, $37 million term loan with the Inter-American Investment Corporation and certain local banks in Nicaragua. The loan is expected to be secured by the assets of Cone Denim de Nicaragua. While there can be no assurance that any loan agreement will be finalized, the Company is targeting to complete the loan in the fourth quarter of 2007.

International Greenfield Initiatives

In 2006, the Company began construction of a 28 million yard vertical denim plant in Nicaragua at an estimated cost of $107 million, including working capital. The choice of Nicaragua reflects ITG’s belief that Nicaragua, and Central America generally, will be long-term strategic providers of apparel products to the U.S. market. In addition, ITG expects to benefit from tariff preference levels (“TPLs”) granted to Nicaragua as part of the CAFTA trade agreement. Management believes that access to a portion of these TPLs will allow ITG to ship its products, primarily denim, cost-competitively from its facilities in Mexico and China to Nicaragua for garment production by its customers. ITG expects Cone Denim de Nicaragua to begin production in 2008.

The Company and Phong Phu Corporation are building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG – Phong Phu Ltd., Co. Joint Venture (“ITG-PP JV”) is 60% owned by the Company and, therefore, its results are included in the Company’s consolidated financial statements. Construction of these facilities commenced in March 2007. This venture will offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex is expected to be operational in calendar year 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. As a component of the ITG-PP JV, a garment agency will also be established. The cost of the first phase of this project is estimated to be approximately $78 million including working capital.

The Company has constructed a technologically advanced 28 million yard vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company. The Cone Denim division will market 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. Cone Denim (Jiaxing) began production in the third quarter of 2007 and shipped its initial first quality production in October 2007. The project is not expected to be fully operational until the first half of 2008. The cost of this project, including working capital, is estimated at approximately $98 million.

The Company has also built a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company (“JBT”) began operations in the third quarter of 2007 and shipped its initial first quality production in October 2007. Phase one of the project is not expected to be fully operational until the first half of 2008. This facility will provide synthetic apparel fabrics and commission finishing services for interior furnishings and other complementary products. The cost of this project is estimated at approximately $31 million, including working capital.

The international greenfield initiatives are expected to generate long-term returns in excess of ITG’s cost of capital, primarily as a result of ITG’s market positions and technical know-how, the strategic locations of the facilities in low labor cost areas that are in proximity to its customers, and the use of modern machinery and engineered plant layouts. The completion of the Cone Denim (Jiaxing) and Cone Denim de Nicaragua projects are expected to provide ITG with a global manufacturing base designed to service its denim customers in a more cost competitive manner.

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

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities. Synthetic fabric production has been transitioned to the Company’s finishing plant located in Burlington, North Carolina. The Company transferred its worsted finishing operations to its Raeford facility, which presently produces yarn for the worsted fabric. The transition of products and the closing of the Hurt facility are expected to be completed in the second half of 2007.

In September 2007, the Company announced that it would close its Hildesheim, Germany facility in the Automotive Safety segment. The operations previously undertaken at this facility are being transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain of the Company’s Burlington House businesses and instructed management to seek potential buyers and negotiate sales of the related product lines or assets. The businesses exited produced decorative fabrics and mattress fabrics, as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. In January 2007, the Company sold certain assets of the Burlington House division’s mattress fabrics product line to Culp, Inc. for $2.5 million in cash and a number of shares of Culp’s common stock that the Company sold in July 2007. Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $70.8 million and $(14.0 million) for the 2006 fiscal year; $14.5 million and $(3.7 million) for the nine months ended September 30, 2007; and $58.7 million and $(1.4 million) for the nine months ended September 30, 2006, respectively.

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

Following is a summary of activity related to the 2006/2007 restructuring and special termination benefit reserves for contract cancellations and severance and COBRA benefits (in millions):

	Restructuring	Special Termination Benefit
Fiscal year 2006 charges	$7.2	$2.6
Payments	(0.5)	—

Balance at December 31, 2006	6.7	2.6
Quarter ended March 31, 2007 charges	1.3	—
Payments	(1.1)	(0.1)

Balance at March 31, 2007	6.9	2.5
Quarter ended June 30, 2007 charges	0.3	—
Payments	(1.9)	(0.2)

Balance at June 30, 2007	5.3	2.3
Quarter ended September 30, 2007 charges	3.2	—
Payments	(2.5)	(0.5)

Balance at September 30, 2007	$6.0	$1.8

Outlook

The growth rate of the U.S. economy, as measured by gross domestic product, continued to grow at a rate of 3.9% in the third quarter of 2007 despite widespread concerns over the housing market and energy prices. With the recent volatility of the global credit markets, driven principally by the subprime lending issues in the U.S., there remains a decidedly mixed view of the economy as the important holiday season approaches. In recent surveys consumer confidence has declined and retail sales have been below retailers’ expectations. Notwithstanding the foregoing, job growth appears to remain stable and the global economy continues to grow overall with strong growth in countries such as China and India.

The Company’s two largest markets are affected somewhat differently by U.S. and global economic conditions and trade as almost 60% of the Company’s sales in the automotive safety business is in Europe and Asia, while for the apparel business the U.S. market is the predominant product destination. In addition, sales of the Company’s automotive safety products are also affected by total automotive sales and product penetration rates, as consumers continue to seek vehicles with higher safety content, such as the number and functionality of airbags, including rollover protection airbag systems. The Company’s apparel business is predominately affected by changes in retail sales, inventory at the retail and the manufacturer level, which declined in 2006, and the types and amount of imported products. The decline of the value of the U.S. dollar vis a vis other currencies such as the Euro is expected to have a minimal impact on imports of apparel to the U.S. as many Asian currencies are linked to the dollar. Conversely, the Company is exploring export opportunities from the U.S. and Mexico to Europe as a result of the weaker dollar. The strength of the Euro in global currency markets is expected to create pricing pressures on the Company’s automotive business in Europe where imports are a viable alternative.

The Company expects that while its automotive safety business will continue to be affected in the near term by the weakness of the U.S. automotive market, the effects of the general economic conditions will be somewhat offset by the increasing penetration of safety products in automobiles and the Company’s recent completion of its acquisition of BST. Specifically, in the near term, higher energy prices are having a disproportionate impact on the sales of SUVs in the U.S., which has an adverse impact on the Company’s sales given the higher airbag penetration rate in these types of vehicles. The Company also believes that Tier 1 suppliers to the automotive industry will, in the long-term, continue to outsource a portion of their airbag cushion production requirements as they focus on the development of proprietary technologies and that, with a strong Tier 2 supplier relationship, they may increase their outsourcing of these products as they focus on other components. However, in the near-term, decreased overall demand in the automotive market may increase the likelihood of decisions by Tier 1 suppliers to curtail outsourcing and begin production of certain programs using their own facilities to better utilize their in-house capacity. Like the automotive supply industry generally, the Company continues to experience significant competitive pressure for its airbag products. The Company expects that it will continue to experience competitive pressures and, although it believes that it has good working relationships with its customers due to its manufacturing capabilities, quality products and service, it cannot give assurances that purchases by Tier 1 suppliers will continue at or near their current levels.

The U.S. and global textile apparel industries continue to undergo changes in geographic demand and sourcing. Textile industry participants, including customers of ITG, continue to seek lower prices for fabrics and finished textile products. These participants have shifted sourcing of products to outside of the U.S., principally to Asia, the Indian subcontinent, Mexico and Central America. As a result, U.S.-sourced apparel products have declined and imports to the United States have increased. For example, in the first eight months of 2007, the most recent period for which data is available, the value of imports of apparel and textiles, as reported by the U.S. Commerce Office of Textiles and Apparel, increased by 5.2% as compared with the same period of 2006. Imports from countries such as China and Vietnam continued to increase at double-digit rates in 2007, as compared to the comparable 2006 period. Recent World Bank forecasts indicate that growth is expected to stay robust this year in China, Cambodia and Vietnam, which are all key exporters of apparel. In response to the growth of imports in recent years, ITG has been investing in the expansion of its operations outside of the United States to provide low-cost textile manufacturing platforms that are closely integrated and geographically aligned with its customers’ supply chains. With its projects in China, Vietnam and Nicaragua, ITG is developing global manufacturing operations that will allow it to diversify both geographically and by customer sourcing patterns. ITG believes that such a platform will provide flexibility to address customer relationships and mitigate market risks. This is expected to give ITG the ability to deliver products promptly and cost competitively and position ITG to be a preferred provider of fabrics and textile solutions on a global basis.

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

Results of Operations

The following table presents certain results of operations by reportable segment:

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Segment Results of Operation

(amounts in thousands)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net Sales:
Automotive Safety	$109,787	$51,748	$337,805	$165,554
Bottom-weight Woven Apparel Fabrics	101,127	112,743	315,586	317,838
Development Stage	83	0	83	0
All Other	43,344	25,239	123,212	83,756

	254,341	189,730	776,686	567,148
Intersegment sales	(1,821)	(2,674)	(7,566)	(7,694)

	$252,520	$187,056	$769,120	$559,454

Income (Loss) From Continuing Operations
Before Income Taxes:
Automotive Safety	$4,375	$(1,486)	$17,718	$351
Bottom-weight Woven Apparel Fabrics	3,750	2,443	15,036	5,710
Development Stage	(6,670)	(1,251)	(14,602)	(2,751)
All Other	(3,541)	(216)	(4,383)	3,859

Total reportable segments	(2,086)	(510)	13,769	7,169
Corporate expenses	(5,011)	(3,220)	(16,877)	(10,815)
Expenses associated with certain share transactions	(549)	(3,276)	(4,764)	(3,276)
Restructuring and impairment charges	(3,916)	(8,391)	(10,101)	(8,528)
Other income (expense)	(386)	(362)	(1,197)	(284)

	$(11,948)	$(15,759)	$(19,170)	$(15,734)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The Company had net sales of $252.5 million for the three months ended September 30, 2007 compared to net sales of $187.1 million for the three months ended September 30, 2006. Excluding the BST Acquisition, the Company had net sales of $182.0 million for the three months ended September 30, 2007. The increase in net sales from 2006 was due primarily to the BST Acquisition, which accounted for $70.5 million of sales in the quarter ended September 30, 2007. The sales increase was partially offset by declines in sales of synthetic and worsted products produced in the U.S. as a result of the previously announced closing of the Hurt Finishing facility and the decision to exit certain low margin apparel categories in the U.S., which the Company will attempt to transfer to its new JBT facility in China and other facilities as the Company deems appropriate.

Gross profit margin in the three months ended September 30, 2007 was 7.6%. Gross profit margin in the three months ended September 30, 2007 excluding the BST Acquisition was 7.5%, as compared with 8.4% for the comparable period in 2006, and was impacted by (i) manufacturing transition costs of approximately $3.0 million associated with the movement of synthetic production from the Hurt Finishing facility to the smaller Burlington Finishing plant, (ii) improved capacity utilization in the Company’s denim plants in Mexico partially offset by the lower capacity utilization within the government uniform fabric operations, (iii) the exit in the 2006 period of certain low-margin products in the Company’s domestic operations and (iv) slightly higher raw material and energy prices in the 2007 period. Excluding costs associated with the relocation of its synthetic finishing operation, the international initiatives, expenses associated with certain share transactions and restructuring and impairment costs, the Company recorded income from operations of $2.3 million for the three months ended September 30, 2007, or income of $1.2 million excluding the BST Acquisition, as compared to a loss of $2.8 million in the comparable prior year period. Including expenses associated with certain share transactions, the synthetic finishing operation transition, and provisions for restructuring and start-up costs on international initiatives of $14.2 million, the Company recorded a loss from continuing operations for the three months ended September 30, 2007 of $11.9 million.

Automotive Safety: Sales in the automotive safety segment increased approximately $58.1 million to $109.8 million for the three months ended September 30, 2007 compared to $51.7 million for the three months ended September 30, 2006 primarily due to the BST Acquisition, which accounted for $55.3 million of sales in the three months ended September 30, 2007. Excluding the BST Acquisition, the decrease in automotive safety sales resulted primarily from declining volumes on some of the Company’s current products for vehicle platforms that are decreasing or were phased out in 2006 as well as the general weakness in automobile production in 2007, especially among domestic producers.

Income in the automotive safety segment increased to $4.4 million in the three months ended September 30, 2007 as compared to a loss of $1.5 million in the three months ended September 30, 2006. The increase in income resulted primarily from the BST Acquisition, which accounted for $3.9 million of income, as well as the consolidation of certain corporate functions within ITG and the elimination of duplicate overhead structures.

Bottom-weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the three months ended September 30, 2007 decreased $11.6 million to $101.1 million as compared to $112.7 million in the three months ended September 30, 2006. Decreases in sales resulted from lower domestic synthetic fabrics volume as a result of the phase-out of the Hurt Finishing facility as described above, partially offset by higher denim sales volumes.

Income in the bottom-weight woven apparel fabrics segment for the three months ended September 30, 2007 was $3.8 million compared to $2.4 million recorded in the three months ended September 30, 2006. Bottom-weight woven apparel fabrics income was positively impacted in the 2007 period by the 2006 domestic reconfiguration activities, generally improved plant operating performance and the Company’s decision to exit certain low-margin synthetic programs. The improvements in operating performance were partially offset by increased transition costs of approximately $3.0 million associated with the transfer of synthetic production from the Hurt Finishing facility to the Burlington Finishing plant and higher raw material costs.

Bottom-weight woven apparel fabric sales continue to be negatively impacted by continued growth of imported apparel into the U.S. and the decision by the Company to exit or downsize its U.S. textile apparel operations as a result of a lack of profitability on many products. The Company expects to begin recognizing sales at certain of its international greenfield projects in the fourth quarter of 2007.

Development Stage: Start up costs on international initiatives increased $5.4 million in the three months ended September 30, 2007 from $1.3 million in the comparable period in the prior year. This increase was primarily due to construction, training and trial production activities at the Cone Denim (Jiaxing), Jiaxing Burlington Textile Company, ITG – Phong Phu Ltd., Co. Joint Venture and Cone Denim de Nicaragua facilities. These start-up costs are expected to increase in the fourth quarter of 2007 as the Company’s facilities in China have hired much of their required workforces and will be in the training and operational start-up phase. The workforce at Cone Denim de Nicaragua is expected to increase as it begins the initial stages of operational start-up in the fourth quarter of 2007. As of September 30, 2007, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $3.5 million related to Cone Denim (Jiaxing), $0.3 million related to Jiaxing Burlington Textile Company, $11.2 million related to the construction of the ITG-Phong Phu Ltd., Co. Joint Venture plant and $11.6 million related to the construction of the Cone Denim de Nicaragua plant. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the property, plant and equipment.

All Other: Net sales in the all other segment for the three months ended September 30, 2007 were $43.4 million, 72% higher than the $25.2 million recorded in the three months ended September 30, 2006. This increase was primarily due to the acquisition of the narrow fabric business as part of the BST Acquisition, which increased this segment’s sales by $15.3 million. The domestic reconfiguration of worsted production capacity for the U.S. government was substantially complete by the end of the second quarter of 2007. Sales of worsted wool for dress uniforms increased in the third quarter of 2007 as a result of new government programs as the government completes its purchase reductions to adjust excess inventories in certain styles. Government budget constraints and the need to adjust inventory levels of finished garments also negatively impacted sales volume levels of battle dress uniform fabric shipments in the three months ended September 30, 2007.

Income in the government uniform fabrics segment for the three months ended September 30, 2007 was lower compared to income recorded in the three months ended September 30, 2006 primarily due to lower volumes and a less profitable sales mix on battle dress uniform sales. Income in the interior furnishings segment for the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006 due to product mix upgrades, improved manufacturing efficiencies and the exit from the segment by certain competitors. Results in the commission finishing segment for the three months ended September 30, 2007 were comparable to the results recorded for the three months ended September 30, 2006. The largest component of the loss in the All Other segment for the three months ended September 30, 2007 related to the narrow fabrics business (primarily seatbelts) which continues to be affected negatively by the manufacturing performance of its plant in the U.S. The Company is focusing significant management attention on the narrow fabrics operation as a correction of these manufacturing issues is expected to improve operating performance of this operation.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses were $19.9 million for the three months ended September 30, 2007 compared to $18.6 million for the three months ended September 30, 2006. Third quarter 2007 amounts increased $4.5 million due to the BST Acquisition, which were partially offset by the consolidation of corporate overhead functions and the early retirement program implemented in 2006.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During the three months ended September 30, 2007 and 2006, the Company incurred $0.5 million of expenses related to the BST Acquisition and $3.3 million related to the Combination with Former ITG, respectively. These expenses consisted primarily of legal, accounting and other professional fees.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the three months ended September 30, 2007, the Company recognized $3.9 million for restructuring and impairment charges from continuing operations as compared to $8.4 million for the comparable quarter of 2006. The 2007 restructuring charges included severance and benefits primarily related to the shutdown of the Automotive Safety segment’s Hildesheim, Germany facility. The 2006 restructuring charges consisted of charges for pension curtailment, severance and COBRA benefits primarily related to the phase-out of the Hurt Finishing plant, and to a lesser extent, the consolidation of upholstery and contract jacquards fabrics operations at the Company’s facilities in North Carolina, as described above.

INTEREST EXPENSE: Interest expense of $9.7 million in the three months ended September 30, 2007 was $7.3 million higher than interest expense of $2.4 million in the three months ended September 30, 2006. The increase was primarily due to increased borrowings to finance the BST Acquisition and the Company’s international greenfield initiatives, including the sale of the Notes, and higher interest rates on the Company’s outstanding variable rate debt.

OTHER INCOME (EXPENSE): Other income (expense) in the three months ended September 30, 2007 principally included $1.4 million related to a gain on the sale of marketable securities and $1.2 million related to foreign currency exchange gains. Other income (expense) also included interest income of $0.5 million and $0.6 million in the three months ended September 30, 2007 and 2006, respectively.

INCOME TAX EXPENSE: Income tax benefit was $0.3 million for the three months ended September 30, 2007 in comparison to $3.1 million for the three months ended September 30, 2006. Income tax expense for the 2007 period is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of certain tax law changes in Germany described below, the establishment of a $6.3 million valuation allowance on the increase in deferred tax assets, other foreign income taxed at different rates, and business expenses that are not deductible in the U.S. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets on the portion of the tax benefit that management considers is more likely than not to be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the quarter ended September 30, 2006 is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of benefits associated with changes in the Company’s consolidated tax position in Mexico as a result of the acquisition of the remaining 50% equity interest in Parras Cone in 2006, foreign income taxed at different rates, and business expenses that are not deductible in the U.S.

During the third quarter of 2007, Germany enacted the 2008 Business Tax Reform Act that reduced the nominal corporate tax rate in Germany from 37.35 percent in 2007 to 28.1 percent beginning in 2008. The majority of the related provisions are effective beginning January 1, 2008. The impact of this change in law was recognized as a reduction to income tax expense in the amount of $2.1 million during the quarter ended September 30, 2007. On October 1, 2007, Mexico enacted a new flat tax to replace the tax on net assets. The rate imposed will gradually increase from 16.5 percent in 2008 to 17.5 percent in 2010. Companies will be required to pay the higher of minimum tax or income tax. The related provisions are effective beginning January 1, 2008. The effects of this new law are currently being analyzed by the Company and, if applicable, are expected to be included in the Company’s financial statements for the quarter ending December 31, 2007.

LOSS FROM CONTINUING OPERATIONS: For three months ended September 30, 2007, the Company recorded a loss from continuing operations of $16.5 million compared to $12.4 million in the prior year’s comparable period due to the factors discussed above.

DISCONTINUED OPERATIONS: Operating income, net of income taxes, related to the Company’s Burlington House discontinued businesses was $0.3 million for the three months ended September 30, 2007 compared to $0.8 million for the three months ended September 30, 2006. The 2007 period includes the reversal of prior period accruals no longer deemed necessary, partially offset by continuing operating costs incurred to exit the discontinued businesses.

NET INCOME (LOSS): Net loss for the three months ended September 30, 2007 included minority interest in losses of unconsolidated affiliates of $1.6 million compared to $1.3 million in the three months ended September 30, 2006. The increase in minority interest in losses of unconsolidated affiliates in the quarter ended September 30, 2007 was primarily related to the Company’s China joint venture, partially offset by the exclusion in the 2007 period of the minority interest in losses of Former ITG prior to the Combination with the Company on October 20, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The Company had net sales of $769.1 million for the nine months ended September 30, 2007 compared to net sales of $559.5 million for the nine months ended September 30, 2006. Excluding the BST Acquisition, the Company had net sales of $554.0 million for the nine months ended September 30, 2007. The increase in net sales from 2006 was due to the BST Acquisition, which accounted for $215.1 million of sales in the nine months ended September 30, 2007, and the acquisition of the remaining 50% interest in Parras Cone in mid-year 2006, partially offset by declines in domestic synthetic fabric sales as the Company downsized its U.S. operations and lower uniform fabric sales to the government as the government curtailed its purchasing of such uniforms to adjust inventory levels.

Gross profit margin in the nine months ended September 30, 2007 was 9.7%. Gross profit margin in the nine months ended September 30, 2007 excluding the BST Acquisition was 9.3%, as compared with 9.5% for the comparable period in 2006, and was impacted by (i) manufacturing transition costs of approximately $3.0 million associated with the movement of synthetic production from the Hurt Finishing plant to the Burlington Finishing plant, (ii) improved capacity utilization in the denim plants in Mexico partially offset by the lower capacity utilization in the government uniform fabrics operations, (iii) the exit in the 2006 period of certain low-margin products within the Company’s domestic operations and (iv) higher raw material prices and energy prices in the 2007 period. Excluding costs associated with the relocation of its synthetic finishing operation in the third quarter of 2007, the international initiatives, expenses associated with certain share transactions and restructuring and impairment costs, the Company recorded income from operations of $13.4 million for the nine months ended September 30, 2007, or income of $1.7 million excluding the BST Acquisition, as compared to a loss of $1.2 million in the comparable prior year period. Including expenses associated with the BST Acquisition, the synthetic finishing operation transition, and provisions for restructuring and start-up costs on international initiatives of $32.5 million, the Company had a loss from continuing operations for the nine months ended September 30, 2007 of $19.2 million.

Automotive Safety: Sales in the automotive safety segment were $337.8 million for the nine months ended September 30, 2007 compared to sales of $165.6 million for the nine months ended September 30, 2006. The increase in sales was attributable to the BST Acquisition. Excluding the BST Acquisition, automotive safety sales were slightly lower compared to the prior year primarily as a result of declining volumes on some of the Company’s current products for vehicle platforms that are decreasing or were phased out in 2006 and reduced automotive sales, offset by the growth of the Company’s joint venture operations in China and South Africa. These operations realized net sales of $9.5 million during the nine months ended September 30, 2007, as those joint ventures ramped-up new programs awarded in 2006, compared with net sales of $4.6 million for the nine months ended September 30, 2006.

Income in the automotive safety segment increased $17.3 million to $17.7 million in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The results of BST Holdings for the nine months ended September 30, 2007 were impacted by the application of fair value accounting to the acquired inventories. The increase in income primarily resulted from the BST Acquisition which accounted for $16.4 million of income and reduced overhead costs associated with the consolidation of certain overhead functions between Former ITG and the Company.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the nine months ended September 30, 2007 decreased $2.2 million to $315.6 million as compared to the $317.8 million recorded in the nine months ended September 30, 2006. The acquisition of the remaining 50% interest of Parras Cone in June 2006 resulted in a reported increase in ITG’s net sales of $50.0 million in the 2007 period. After adjusting for the effects of consolidation accounting, Parras Cone’s net sales increased by $18.4 million. The increase in sales due to the Parras Cone acquisition was offset by significantly lower domestic denim sales volume as well as lower domestic synthetic volume as a result of the phase-out of the Hurt Finishing facility as described above.

Income in the bottom-weight woven apparel fabrics segment for the nine months ended September 30, 2007 was $15.0 million compared to $5.7 million recorded in the nine months ended September 30, 2006. Bottom-weight woven apparel fabrics income was positively impacted in the 2007 period by the 2006 domestic reconfiguration activities, the acquisition of the remaining 50% of Parras Cone and the migration of production to more cost effective manufacturing facilities in 2007, improved plant operating performance and the Company’s decision to exit certain low-margin synthetic programs. The improvements in operating performance were partially offset by manufacturing transition costs of approximately $3.0 million incurred in the third quarter of 2007 associated with the transition of synthetic production from the Hurt Finishing plant to the Burlington Finishing facility, and higher raw material costs. The acquisition of the remaining 50% interest in Parras Cone in June 2006 increased income in the nine months ended September 30, 2007 as compared with the comparable period in 2006 by $4.3 million.

Bottom-weight woven apparel fabric sales continue to be negatively impacted by the continued growth of imported apparel into the U.S. and the decision by the Company to exit or downsize its U.S. textile apparel operations as a result of a lack of profitability on many products. The Company expects to begin recognizing sales at certain of its international greenfield projects in the fourth quarter of 2007.

Development Stage: Start up costs on international initiatives increased $11.8 million in the nine months ended September 30, 2007 from $2.8 million in the comparable period in the prior year. This increase was primarily due to increased construction, training and trial production activities at the Cone Denim (Jiaxing), Jiaxing Burlington Textile Company, ITG – Phong Phu Ltd., Co. Joint Venture and Cone Denim de Nicaragua facilities. As of September 30, 2007, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $3.5 million related to Cone Denim (Jiaxing), $0.3 million related to Jiaxing Burlington Textile Company, $11.2 million related to the construction of the ITG-Phong Phu Ltd., Co. Joint Venture plant and $11.6 million related to the construction of the Cone Denim de Nicaragua plant. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the property, plant and equipment.

All Other: Net sales in the all other segment for the nine months ended September 30, 2007 were $123.2 million, 47% higher than the $83.8 million recorded in the nine months ended September 30, 2006. This increase was primarily due to the acquisition of the narrow fabric business as a part of the BST Acquisition, which increased this segment’s sales by $45.2 million. The domestic reconfiguration of worsted production capacity for the U.S. government was substantially complete by the end of the quarter ended June 30, 2007 and has coincided with new government programs as the government completes its purchase reductions to adjust excess inventories in certain styles. Government budget constraints negatively impacted volume levels of battle dress uniform fabric shipments in the nine months ended September 30, 2007. Interior furnishings sales decreased primarily due to lower volume as the result of softness in the hospitality markets and a continued deterioration in domestic sales into residential upholstery markets with the growth of furniture imports. Volumes continued to decline in the Company’s traditional commission finishing print markets as a result of the continued growth of imports and the continued shift in lifestyle choices to products other than prints, and restructuring activities by certain of the Company’s key customers also had a negative impact on volume.

Income in the government uniform fabrics segment for the nine months ended September 30, 2007 was lower compared to income recorded in the nine months ended September 30, 2006 primarily due to significant volume declines in dress uniform sales and declines in battle dress uniform sales as well as a less profitable sales mix. Income in the interior furnishings segment for the nine months ended September 30, 2007 increased compared to income for the nine months ended September 30, 2006 due to product mix upgrades, improved manufacturing efficiencies and the exit from the segment by certain competitors. Results in the commission finishing segment for the nine months ended September 30, 2007 were lower due to lower sales volumes. As a result of market declines, in March 2007 the Company reduced its screen print operations resulting in the elimination of 11 jobs at its Carlisle, South Carolina facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses were $64.3 million for the nine months ended September 30, 2007 compared to $54.1 million for the nine months ended September 30, 2006. The 2007 amounts increased $11.4 million due to the BST Acquisition and $3.9 million due to the acquisition of the remaining 50% interest in Parras Cone in June 2006, which were partially offset by cost savings realized from the Company’s restructuring initiatives.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During the nine months ended September 30, 2007 and September 30, 2006, the Company incurred $4.8 million of expenses related to the BST Acquisition and $3.3 million related to the Combination with Former ITG, respectively. These expenses consisted primarily of legal fees, accounting fees associated with the preparation and auditing of historical and current financial statements under US GAAP and other professional fees.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the nine months ended September 30, 2007, the Company recognized $10.1 million for restructuring and impairment charges from continuing operations as compared to $8.5 million for the comparable period of 2006. The 2007 restructuring charges included severance and COBRA benefits and a non-cash pension curtailment charge related to transitioning production from the Company’s Hurt finishing plant to other domestic facilities, the shutdown of the Automotive Safety segment’s Hildesheim, Germany facility, and continued costs paid to relocate and convert equipment to new facilities that were charged to operations as incurred and that related to certain previously announced restructuring activities. The 2006 restructuring charges consisted of charges for pension curtailment, severance and COBRA benefits primarily related to the phase-out of the Hurt Finishing facility and, to a lesser extent, the consolidation of upholstery and contract jacquards fabrics operations at the Company’s facilities in North Carolina, as described above.

INTEREST EXPENSE: Interest expense of $22.5 million in the nine months ended September 30, 2007 was $17.6 million higher than interest expense of $4.9 million in the nine months ended September 30, 2006. The increase was primarily due to increased borrowings to finance the BST Acquisition and the Company’s international greenfield initiatives, including the sale of the Notes, and higher interest rates on the Company’s outstanding variable rate debt.

OTHER INCOME: Other income in the nine months ended September 30, 2007 principally included $3.3 million related to the sale of marketable securities, $0.9 million related to foreign currency exchange gains and $0.7 million related to gains on cotton derivatives attributable to international start-up initiatives that do not yet own inventory. Other income of $10.1 million in the nine months ended September 30, 2006 included a $9.2 million gain on the sale of the Company’s 50% interest in its Indian joint venture, Mafatlal Burlington Industries Limited, and $0.7 million related to foreign currency exchange gains. Other income also included interest income of $1.3 million in the nine months ended September 30, 2007 and $1.1 million in the nine months ended September 30, 2006.

INCOME TAX EXPENSE: Income tax expense was $4.9 million for the nine months ended September 30, 2007 in comparison with $5.5 million for the nine months ended September 30, 2006. As a result of profitable operations in countries such as Germany and Mexico, the Company has a net tax expense that it is unable to offset against losses in the U.S. and other countries where it is pursuing international greenfield initiatives. Therefore, income tax expense for the 2007 period is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of tax law changes in Germany as described below, the establishment of a $15.8 million valuation allowance on the increase in deferred tax assets, other foreign income taxed at different rates, and business expenses that are not deductible in the U.S. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets on the portion of the tax benefit that management considers is more likely than not to be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the nine months ended September 30, 2006 is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of benefits associated with changes in the Company’s consolidated tax position in Mexico as a result of the acquisition of the remaining 50% equity interest in Parras Cone in 2006, foreign income taxed at different rates, foreign withholding taxes paid related to the sale of the Company’s interest in its Indian denim joint venture for which no U.S. foreign tax credit is available, and business expenses that are not deductible in the U.S.

During the third quarter of 2007, Germany enacted the 2008 Business Tax Reform Act that reduced the nominal corporate tax rate in Germany from 37.35 percent in 2007 to 28.1 percent beginning in 2008. The majority of the related provisions are effective beginning January 1, 2008. The impact of this change in law was recognized as a reduction to income tax expense in the amount of $2.1 million during the quarter ended September 30, 2007. On October 1, 2007, Mexico enacted a new flat tax to replace the tax on net assets. The rate imposed will gradually increase from 16.5 percent in 2008 to 17.5 percent in 2010. Companies will be required to pay the higher of minimum tax or income tax. The related provisions are effective beginning January 1, 2008. The effects of this new law are currently being analyzed by the Company and, if applicable, are expected to be included in the Company’s financial statements for the quarter ending December 31, 2007.

LOSS FROM CONTINUING OPERATIONS: For nine months ended September 30, 2007, the Company recorded a loss from continuing operations of $36.9 million compared to $13.3 million in the prior year’s comparable period due to the factors discussed above.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Company’s Burlington House discontinued businesses were $4.9 million for the nine months ended September 30, 2007 compared to $1.4 million for the nine months ended September 30, 2006. The 2007 period loss includes operating costs incurred to exit these businesses as well as costs incurred to complete orders that existed at the time the Company determined to discontinue these businesses. In addition, the Company recognized gains of $1.3 million on disposals of assets related to the discontinued operations during the nine months ended September 30, 2007.

NET INCOME (LOSS): Net loss for the nine months ended September 30, 2007 included minority interest in losses of unconsolidated affiliates of $3.0 million compared to $2.3 million in the nine months ended September 30, 2006, and equity in income (losses) of unconsolidated affiliates of $0.1 million in the nine months ended September 30, 2007 compared to $(0.8 million) in the nine months ended September 30, 2006. The increase in minority interest in losses of unconsolidated affiliates in the nine months ended September 30, 2007 was primarily related to the Company’s China joint venture, partially offset by the exclusion in the 2007 period of minority interest in losses of Former ITG prior to the Combination with the Company on October 20, 2006. The decrease in equity in losses from unconsolidated affiliates was primarily due to the exclusion of the losses at Parras Cone in the 2007 period due to its acquisition in June 2006.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $63.3 million in the nine months ended September 30, 2007 compared to net cash provided by operating activities of $8.4 million in the nine months ended September 30, 2006. The decrease in cash and cash equivalents from operating activities in the 2007 period was due to the funding of the start-up costs of the international initiatives, the BST Acquisition, higher restructuring-related cash payments, an increase in cash interest payments due to higher bank debt outstanding and higher interest rates, and contributions to the Company’s pension plan of $19.9 million.

Net cash used in investing activities was $119.3 million in the nine months ended September 30, 2007 compared to $43.7 million in the nine months ended September 30, 2006. Capital expenditures were significant in both periods with cash used of $125.6 million in the nine months ended September 30, 2007 and $36.2 million in the nine months ended September 30, 2006. Capital expenditures for the international greenfield projects were $86.0 million in the nine months ended September 30, 2007 and $24.2 million in the nine months ended September 30, 2006. The 2006 cash flows were also impacted by the acquisition of the remaining 50% equity interest in Parras Cone for net cash of $21.8 million in September 2006, partially offset by the receipt of gross proceeds from the sale of ITG’s interest in its Indian joint venture of $10.0 million in March 2006.

Net cash provided by financing activities of $159.5 million in the nine months ended September 30, 2007 was primarily the result of the issuance of $50.0 million of Series A Convertible Preferred Stock, the issuance of $80.0 million of Notes and other borrowings used to fund international operations and expansion, partially offset by repayments of capital lease obligations and the payment of financing fees. Net cash provided by financing activities of $67.5 million in the nine months ended September 30, 2006 was primarily attributable to the net issuance of $56.2 million of senior subordinated notes, and, to a lesser extent, capital contributions from minority stockholders used to fund international expansion, partially offset by repayments of other net bank borrowings used to fund working capital.

Cash and cash equivalents increased in the nine months ended September 30, 2007 from the effect of exchange rate changes compared to the same period of the prior year primarily due to changes in the Euro rate against the U.S. dollar.

The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Company’s various bank loans are reasonable estimates of their fair value at each applicable measurement date because of the short maturity of these instruments or, in the case of the bank loans, because of the variable interest rate terms. The carrying amounts of outstanding subordinated notes approximated their respective fair values at December 31, 2006 and September 30, 2007 based on then-current market pricing.

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

Bank Credit Agreements

On December 29, 2006, the Company and certain of its subsidiaries entered into a $165.0 million credit agreement with General Electric Capital Corporation and certain other signatories thereto (the “Bank Credit Agreement”). Also on December 29, 2006, the Company’s wholly owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a $15.0 million term loan agreement (the “Term Loan Agreement”) with General Electric Capital Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009.

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

In the event that the borrowing availability (as defined in the Bank Credit Agreement) were to fall below certain levels, the Company would be required to comply with a fixed charge coverage ratio set forth in the Bank Credit Agreement. The Term Loan Agreement contains a fixed charge coverage ratio and a minimum collateral coverage covenant, which are calculated quarterly. The respective agreements also contain customary reporting obligations and affirmative and negative covenants, including, but not limited to, restrictions on the uses of proceeds, capital changes, mergers and consolidations, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments.

Borrowing availability under the Bank Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. The interest rate on borrowings under the Bank Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on either the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus 0.5%) or the LIBOR plus an applicable margin. At September 30, 2007, the interest rate on base rate loans was 8.50% and the margin applicable to LIBOR loans was 1.75%, and there was $37.3 million outstanding under the Bank Credit Agreement. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At September 30, 2007, there was $14.3 million outstanding under the Term Loan Agreement.

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

BST Holdings is a party to a credit facility (the “BST Facility”) consisting of a €30 million (approximately $42 million at September 30, 2007) revolving credit facility (the “BST Revolver”), a €100 million (approximately $141 million at September 30, 2007) first lien term loan (the “First Lien Term Loan”) and a €25 million (approximately $35 million at September 30, 2007) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. The obligations of BST Holdings under the BST Facility are secured by substantially all of the assets of BST Holdings’ subsidiaries and a pledge by BST Holdings of the stock of its subsidiaries (which subsidiaries are engaged only in the conduct of BST’s business). The BST Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage and debt coverage ratios which are calculated quarterly and a fixed charge coverage ratio which is calculated semiannually, restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments. The BST Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the BST Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. Borrowings under the BST Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR plus an applicable margin. The margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan is 2.5%, 2.5% and 5.25%, respectively, except for a certain period as described below related to an amendment of the BST Facility. At September 30, 2007, there was $27.6 million in U.S. dollar loans, and €4.0 million (approximately $5.7 million at September 30, 2007) in Euro loans, outstanding under the BST Revolver at interest rates of 7.9% and 7.0%, respectively, and €100.0 million (approximately $141 million at September 30, 2007) and €25.0 million (approximately $33 million at September 30, 2007) outstanding under the First Lien Term Loan and the Second Lien Term Loan at interest rates of 6.5% and 10.6%, respectively.

At September 30, 2007, primarily as a result of negative operating results in the narrow fabrics business and a slowdown in the U.S. automobile market, BST Holdings was not in compliance with certain of the financial covenants in the BST Facility. Subsequent to September 30, 2007, BST Holdings obtained waivers of the noncompliance with those covenants from the lenders under the BST Facility. In light, however, of the current business environment in which BST operates and the nature of the covenants, the Company engaged in discussions with the lenders under the BST Facility regarding various modifications to certain of the terms and covenants in that facility. The intent of those discussions was to more closely align the covenant requirements with the currently anticipated operating results and financial condition of BST Holdings for the foreseeable future. As a result of those discussions, the lenders under the BST Facility have agreed to modify certain of such terms and conditions, provided that, among other things, (i) the Company makes an additional subordinated loan to one subsidiary that is a borrower under the BST Facility in the principal amount of $20.0 million, the proceeds of which must be used to repay $20.0 million of the outstanding BST Revolver, (ii) the Company prepays at least €2.0 million of the First Lien Term Loan before December 15, 2007, and (iii) the Company completes an agreed upon realignment of certain of the Company’s operating entities on terms satisfactory to all the lenders under the BST Facility before January 14, 2008. This realignment also requires the prepayment of $2.8 million under the Term Loan Agreement on or before January 14, 2008 by the Mexican Holding Company, which amount was prepaid on November 19, 2007. The Company anticipates that it will be able to complete this corporate realignment before January 14, 2008. The amended BST Facility also provides that the margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan will be 4.5%, 4.5% and 7.25%, respectively, during the period commencing September 20, 2007 and ending on January 14, 2008. In consideration for these waivers, the Company will pay a consent fee of 0.25% of the total commitment amount under the BST Facility. Although management believes that it will be able to complete the requirements for the amended BST Facility, there can be no assurance that the Company will meet all of such requirements of the waivers or that, in the event of further noncompliance, it will be able to obtain additional waivers with respect to any noncompliance with covenants in the future. The Company’s inability to meet all of the requirements of the waivers, or to obtain any such additional waivers, could have a material adverse effect on its business, results of operations, financial condition, or the trading price of its common stock.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 6.8% at September 30, 2007. One-third of the total term loan amount outstanding is to be repaid in June 2009, one-third in June 2010 and one-third in June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The loan is secured by the land, building, machinery and equipment of the joint venture and the agreement contains limitations on asset disposals. In addition to the term loan, Cone Denim (Jiaxing) Limited has obtained working capital financing from the Bank of China. The shareholders of the Cone Denim (Jiaxing) Limited joint venture have advanced non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and the $2.9 million loan payable to the minority shareholder of the joint venture is shown on the consolidated balance sheet as “Note payable to joint venture partner.”

In addition, the Company has a wholly owned subsidiary, Jiaxing Burlington Textile Company, which obtained financing from China Construction Bank in August 2006. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for term loans of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2007, $2.3 million in principal of U.S. dollar loans and $8.9 million of Chinese RMB loans were outstanding with a weighted average interest rate of 6.4%. The loans are secured by the land, building, machinery and equipment and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Ltd., Co. Joint Venture, a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-Phong Phu Ltd., Co. Joint Venture first obtains certain EBITDA (as defined) levels but in no event later than 24 months from the first loan disbursement date. From the first loan disbursement date until December 31, 2007, the term loan bears interest at 7.5% and is subsequently adjusted each January 1 and July 1 to the six month SIBOR rate plus 2.1%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-Phong Phu Ltd., Co. Joint Venture.

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

Other

The Company and its Cone Denim de Nicaragua subsidiary are in the late stages of negotiation regarding a potential seven year, $37 million term loan with the Inter-American Investment Corporation and certain local banks in Nicaragua. The loan is expected to be secured by the assets of Cone Denim de Nicaragua. While there can be no assurance that any loan agreement will be finalized, the Company is targeting to complete the loan in the fourth quarter of 2007.

Commitments

At December 31, 2006, the Company’s U.S. pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $29.2 million. The Company has contributed $19.9 million to this plan during fiscal year 2007 and does not expect that it will need to make any additional contributions in 2007.

At September 30, 2007, ITG had capital expenditure commitments totaling $27.5 million, the majority of which related to the ITG-Phong Phu Ltd., Co. Joint Venture, Cone Denim de Nicaragua and Cone Denim (Jiaxing) as described above. ITG plans to fund these commitments from a combination of cash provided by operations and borrowings under its Bank Credit Facility as well as through other external sources of financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

Off-Balance Sheet Arrangements

As of September 30, 2007, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2007, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45. As a result of the Company’s expanded business operations resulting from the Combination, the Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under FASB Statements Nos. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. At September 30, 2007, the fair market value of ITG’s commodity derivative portfolio was $1.5 million. Changes in the commodity derivatives’ fair values are recorded in the consolidated statements of operations in cost of goods sold, and in other (income) expense for contracts related to international start-up initiatives that do not yet own inventory.

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

In March 2007, BST Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million and a fixed rate of 4.10% through November 2008. Also in March 2007, BST Holdings entered into an interest rate floor agreement with a notional amount of €125.0 million and a fixed rate of 3.905% through November 2008. At September 30, 2007, the fair market value of BST Holdings’ interest rate derivatives was $0.7 million. Changes in the interest rate derivatives’ fair values are recorded in the consolidated statements of operations in interest expense.

Gains and losses on derivative instruments were as follows: $0.4 million loss and $1.6 million gain in the three and nine months ended September 30, 2007, respectively, and $0.5 million gain and $1.4 million loss in the three and nine months ended September 30, 2006, respectively.

Contractual Obligations

The following table aggregates ITG’s contractual obligations (including those described above) related to long-term debt, non-cancelable leases, capital purchase obligations and other obligations at September 30, 2007.

	Payments Due by Period (in thousands)
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Long term debt including related interest payments	$446,843	$24,231	$315,325	$107,287	$—
Capital lease obligations	15,601	2,805	5,399	4,411	2,986
Operating lease obligations	26,166	5,208	7,154	7,055	6,749
Capital purchase obligations (1)	27,511	26,768	743	—	—
Other obligations (2)	39,617	39,617	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	12,985	—	2,192	281	10,512

Total	$568,723	$98,629	$330,813	$119,034	$20,247

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on ITG’s balance sheet as of September 30, 2007, as ITG had not yet received the related goods or taken title to the property. These capital purchase obligations relate primarily to capital equipment for the ITG-Phong Phu Ltd., Co. Joint Venture, Cone Denim de Nicaragua and Cone Denim (Jiaxing) facilities.

(2)	Other obligations primarily include payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of September 30, 2007 these obligations primarily included $23.9 million for cotton purchase contracts, $10.1 million for wool purchase contracts and $5.6 million for yarn purchase contracts.

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

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s unaudited condensed consolidated financial statements. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein.

As of September 30, 2007 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2006. As a result of recent transactions, however, the Company now considers its policy regarding marketable securities to be a critical accounting policy.

Marketable securities consisted of equity securities of $6.5 million recorded in other current assets at June 30, 2007 and $0.0 at September 30, 2007. The Company classifies its equity securities into trading or available-for-sale. Trading securities are acquired and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale. Both trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings in the period in which the impairment is deemed to occur, and a new cost basis for the security is then established.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by proscribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109 and utilizes a two-step approach for evaluating those tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not threshold or are otherwise resolved to qualify for recognition. De-recognition of previously recognized tax positions occurs when a company subsequently determines that a tax position no longer meets the recognition threshold. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions. The provisions of FIN 48 are effective beginning with the Company’s first quarter of 2007. The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and may be subject to examination by the Internal Revenue Service (“IRS”) for fiscal periods between 2004 and 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company has received a notification from the state of North Carolina that it will be under examination by that state with respect to its state income tax returns filed for its 2004 through 2006 fiscal years. It is too early to predict what, if any, impact this examination will have on the Company’s consolidated financial statements. The Company is also finalizing an examination in Germany.

At January 1, 2007, the Company had $2.7 million in gross unrecognized tax benefits. Of this amount, approximately $0.3 million, if recognized, would affect the Company’s effective tax rate. This amount has been increased during the second quarter of 2007 to approximately $0.4 million primarily due to the pending settlement of the German tax examination described above. Interest and penalties related to this settlement are not material. In accordance with FIN 48, the Company has determined to classify interest and penalties as a component of the income tax provision. Upon the adoption of FIN 48, a deferred tax asset related to temporary items was increased by approximately $2.4 million, to the amount that the Company believes may be sustained upon examination by taxing authorities. A corresponding reduction was made to the net operating loss carry forward. Since no additional income tax would be expected to be assessed upon audit, no interest or penalties have been accrued. Upon filing the 2006 tax returns without this $2.4 million benefit, the Company no longer has an unrecognized tax benefit in its income tax provision related to these items. None of these uncertain tax positions had an effect on the effective tax rate, as such amounts primarily relate to timing differences that increase or decrease the deferred tax asset related to net operating loss carryforwards. It is reasonably possible that the amount of the unrecognized benefit with respect to certain unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of the settlement of ongoing audits, competent authority proceedings related to transfer pricing, or adjustments to expected income tax return filing positions for returns to be filed during 2007. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

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

Interest Rate Risk

To the extent that amounts borrowed under the Company’s bank credit agreements, which provide for borrowings at variable interest rates, are outstanding, ITG has market risk relating to such amounts to the extent that the interest rates under the agreements are variable. An interest rate increase would have a negative impact to the extent ITG borrows against the bank credit agreements. The actual impact would be dependent on the level of borrowings actually incurred. As of September 30, 2007, ITG’s total principal amount outstanding under bank credit facilities with variable interest rates was approximately $305 million. Assuming for illustrative purposes only that the interest rates in effect and the amount outstanding under these bank credit facilities on September 30, 2007 remain constant, an increase in the interest rate of 1.0% would have a negative impact of approximately $3.1 million on interest expense over the next twelve months. Similarly, assuming for illustrative and comparative purposes only that the interest rates in effect and the amount outstanding under the Company’s bank credit facilities on December 31, 2006 had remained constant for ITG’s 2007 fiscal year, an increase in the interest rate of 1.0% would have had a negative impact of approximately $1.0 million on annual interest expense for the 2007 fiscal year. The increase in the negative impact is due primarily to the higher level of borrowings at September 30, 2007 compared to December 31, 2006 as a result of the BST Acquisition.

Commodity Price Risk

ITG enters into commodity forward, futures and option contracts agreements for cotton and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material prices. Cotton is the primary raw material for ITG’s denim fabric manufacturing operations. ITG has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. At September 30, 2007, the fair market value of ITG’s commodity derivative portfolio was $1.5 million. Based on ITG’s derivative portfolio as of September 30, 2007, the potential change in fair value of commodity derivative instruments, assuming a 1% adverse change in the underlying commodity price, was approximately $0.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, ITG expects that any gain or loss in fair value of the derivatives portfolio would be substantially offset by increases or decreases in raw material market prices.

Foreign Currency Risk

ITG’s international operations, as well as other transactions denominated in foreign currencies, expose ITG to currency exchange rate risks. In order to reduce the risk of certain foreign currency exchange rate fluctuations, ITG periodically enters into forward contracts to buy foreign currencies with U.S. dollars for periods and amounts consistent with the related underlying forecasted cash outflows. The instruments used for hedging are readily marketable exchange-traded forward contracts with banks. ITG monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in the quarter ended September 30, 2007 was a $1.2 million loss. It is unknown what the effect of foreign currency rate fluctuations will be on ITG’s financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, ITG’s consolidated financial condition could be materially adversely affected. Based on amounts outstanding at September 30, 2007, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which ITG has operations would result in a reduction or addition of approximately $0.3 million in operating income.

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

ITEM 5	OTHER INFORMATION

Effective November 15, 2007, the Company entered into a Letter of Waiver and Consent relating to the BST facility which provides for the modification of certain of the terms and covenants thereunder as described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Agreements.”

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Letter of Waiver and Consent, dated November 15, 2007, relating to €155,000,000 Term and Revolving Facilities Agreement, as amended

31.1	Certification of CEO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gary L. Smith
Gary L. Smith
Executive Vice President and Chief Financial Officer

Date: November 19, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Letter of Waiver and Consent, dated November 15, 2007, relating to €155,000,000 Term Loan and Revolving Facilities Agreement, as amended

31.1	Certification of CEO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002