Form 10-K
period 2007-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2008-04-16
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that W.L. Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter: $21,136,430.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2008
Common Stock, par value $.01	17,469,333 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The discussion in this annual report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to predictions, current expectations and future events, and include statements preceded by, followed by or that include, the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. Readers are cautioned not to place undue reliance on such forward-looking statements, as they involve significant risks and uncertainties.

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

Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. These forward-looking statements include, but are not limited to, those described under Item 1A entitled “Risk Factors” in this annual report. You are encouraged to carefully review those risk factors for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate.

Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

PART I

ITEM 1.	BUSINESS

Company Overview

Business

International Textile Group, Inc. (“ITG”, the “Company”, “we” or “us”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, that produces automotive safety, apparel, government uniform, technical and specialty textiles. ITG’s global market presence currently includes operational facilities in North America, Europe, Asia and Africa. ITG’s long-term focus continues to be on the realization of the benefits of its global expansion, capitalizing on the expected long-term market growth of automotive safety textiles, leveraging the benefits of integrating acquired operations, completing construction and commencing production at ITG facilities in China, Vietnam and Nicaragua, as described below, and continuing to seek other strategic growth opportunities.

The Company considers its five primary markets to be:

•	Automotive safety—including airbag fabric and airbag cushions;

•	Bottom-weight woven apparel fabrics—including denim, synthetic and worsted fabrics;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics; and

•

Specialty fabrics and services—including commission printing and finishing, narrow fabrics for seat belts and for military and technical uses, and value added technical fabrics used in a variety of niche industrial and commercial applications.

The Company’s automotive safety segment, which consists of the Company’s automotive airbag fabric and automotive airbag cushion businesses, is a leading Tier 2 global airbag flat fabric cushion manufacturer in North America, Asia and Europe, as well as a leading airbag fabric manufacturer in North America. Tier 2 manufacturers produce and sell various automotive airbag components to airbag module integrators, referred to as Tier 1 suppliers, who then sell complete airbag modules to automobile manufacturers.

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

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company is actively engaged in expanding its global operations through acquisitions, international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base. ITG expects to focus on the start up of its international greenfield initiatives and the substantial completion of the reconfiguration of its operations in 2008. Key international greenfield initiatives include the construction and operation of facilities, either wholly-owned or through controlling stakes in joint ventures, in China, Vietnam and Nicaragua. With the completion of these strategic initiatives, ITG will have transformed itself from a North American producer of apparel textiles into a diversified, global manufacturer with a primary focus on the automotive safety, apparel, government uniform and technical and specialty textile markets. Consequently, the Company will have significantly reduced its exposure to U.S. markets, other than in the automotive safety and specialty markets, which have a low labor content and highly technical manufacturing processes requiring operations within close proximity of the customer base, and the military uniform fabric market, which is protected by the Berry Amendment (a U.S. law requiring military uniform fabric to be sourced wholly within the U.S.). With the substantial completion of the international greenfield initiatives and the reconfiguration of its operations, the Company expects to begin fully realizing the benefits of its investments in 2009. ITG expects to realize further opportunities for international growth as it completes expansion plans linked to current projects, and further expands its presence in markets such as Europe and the growing automotive and consumer markets of China, India and other Asian countries.

History and Financial Presentation

The Company, a Delaware corporation incorporated in 1994, was formerly known as Safety Components International, Inc. (“SCI”). The Company merged with a company formerly known as International Textile Group, Inc. (“Former ITG”) in October 2006 (the “Combination”). Upon completion of the Combination, SCI changed its name to “International Textile Group, Inc.” “SCI” is used herein to refer to the Company and its historical operations prior to the Combination.

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

At the time of the Combination, WLR controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value. The Company accounted for the acquisition of the minority interest of Former ITG using the purchase method of accounting in accordance with FASB Statement (“SFAS”) No. 141 , Business Combinations and FASB Technical Bulletin (“FTB”) No. 85-5, Issues Relating to Accounting for Business Combinations.

In accordance with the guidelines of the accounting staff of the Securities and Exchange Commission (the “SEC”), upon a combination of entities under common control, the earlier acquired entity is deemed to be the predecessor for financial statement presentation purposes. As such, Former ITG is deemed to be the predecessor entity, and all related financial information of the Company included herein has been recast to present the results of Former ITG for all historical periods.

On April 1, 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings LLC (f/k/a BST U.S. Holdings, Inc. “BST Holdings”) from affiliates of WLR and the other stockholders of BST Holdings. On December 8, 2006, BST Holdings had acquired the business and operations of BST Safety Textiles Holding GmbH (“BST Safety Textiles”), a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses. BST Safety Textiles based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses. In 2007 and 2006, BST Safety Textiles had net sales of approximately $282.0 million and $270.0 million, respectively. Prior to the BST Acquisition, affiliates of WLR owned approximately 98.1% of BST Holdings. In accordance with Emerging Issues Task Force 02-5, common control of ITG and BST Safety Textiles is deemed to have existed beginning on December 8, 2006, the date that BST Holdings acquired BST Safety Textiles. As a result, the subsequent transfer of the assets and liabilities of BST Safety Textiles to ITG was accounted for as an “as-if pooling-of-interests,” at WLR’s historical cost at December 8, 2006, including its necessary purchase accounting adjustments. Accordingly, the consolidated balance sheet of the Company as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the Company beginning as of December 9, 2006, have been recast to include BST Safety Textiles’ results of operations.

For reporting purposes, the year ended December 31, 2007 includes the financial results of SCI, Former ITG and BST Safety Textiles for the twelve-month period then-ended and 2006 includes the financial results of both SCI and Former ITG for the twelve-month period then-ended, and BST Safety Textiles for the period from December 9, 2006 to December 31, 2006. In order to reconcile the different fiscal year-ends of SCI and Former ITG, and still present, for financial reporting purposes, the results of Former ITG as those of the predecessor entity, the Company considers the three-month period from October 3, 2005 (the first day of Former ITG’s fiscal year) until December 31, 2005 (the last day of the fiscal year of the surviving entity in the Combination) as the “2005 transition period” in accordance with the views of the staff of the SEC. In accordance with “as if pooling-of-interests” accounting, the 2005 transition period consists of the results of Former ITG for such period combined with the results of SCI from December 3, 2005 (the day of acquisition of control of SCI by WLR) until December 31, 2005. References to the “2005 fiscal year” refer to the fiscal year of Former ITG ended October 2, 2005.

As a result of the application of the accounting guidelines summarized above, the presentation of the Company’s historical financial information herein is not consistent with certain historical financial information of SCI as reported in prior filings with the SEC. The presentation of certain previously reported amounts included herein has been recast to conform to the current presentation and to reflect certain discontinued operations of the Company.

Products and Segments

As of December 31, 2007, the Company reported its financial results in five reportable segments described below: automotive safety, bottom-weight woven apparel fabrics, narrow fabrics, development stage and all other. The Company’s products include a broad range of fabrics that are sold to the automotive safety, apparel, government uniform, interior furnishings and specialty fabrics and services markets. Prior to and during the Company’s quarter ended March 31, 2007, the Company had seven reportable segments. As a result of the acquisition of BST Holdings as described above, and the subsequent integration of the Company’s automotive businesses, beginning in the Company’s quarter ended June 30, 2007, the Company determined that it operated in four reportable segments for which separate financial information was available and upon which operating results were evaluated on a timely basis to assess performance and to allocate resources. Beginning in the quarter ended December 31, 2007 the Company’s narrow fabrics business met the criteria to be presented as a separate reportable segment under U.S. generally accepted accounting principles. Prior to that quarter, the results of the Company’s narrow fabrics business were included in the Company’s all other segment.

Automotive safety

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

The Company’s airbag-related products include passenger, driver and side impact airbag cushions, side protection curtains, knee protection cushions and related parts and accessory components manufactured for installation in various car and truck models sold worldwide under multiple name brands, as well as airbag fabric sold to airbag manufacturers. The Company utilizes both traditional, labor intensive cut-and-sew methods for certain of its airbag products, as well as one-piece-woven (OPW) fabric technology to supply the growing side curtain portion of the automotive airbag industry. OPW fabric technology is used mostly in side-curtain airbags, which involves a complex production technique that does not require sewing, allowing the creation of airbag cushions that retain air for longer than cushions created with the traditional cut-and-sew process, allowing these airbags to provide rollover protection in the case of rollover accidents.

Bottom-weight woven apparel fabrics (including denim, cotton, synthetic and worsted)

The Company produces apparel fabrics for use in garments, typically bottoms (i.e., pants or shorts). Demand for apparel fabric generally arises, directly or indirectly, from apparel wholesalers and retailers. Generally, wholesalers and retailers do not manufacture garments themselves, but instead they use “cut and sew” contractors who convert apparel fabric into finished garments. When an apparel wholesaler or retailer contracts for finished garments from the cut and sew contractors, they will usually specify which fabric manufacturer’s product is to be used. The cut and sew contractor then purchases apparel fabric directly from the designated fabric manufacturer.

Through the Cone Denim business unit, the Company manufactures and markets a wide variety of denim apparel fabrics. Denims are generally “yarn-dyed,” which means that the yarn is dyed before the fabric is woven. The result is a fabric with variations in color that give denim its distinctive appearance. Denim fabrics are marketed under the Cone Denim ® brand name to premium and vintage jeanswear markets, where styling and innovation are important factors, as well as to the fashion and better basic jeanswear markets. The Company’s product developers and designers work directly with customers to provide differentiated denim products. In addition to a focus on product development, Cone Denim provides differentiated solutions to customers through its global network of plants and commercial ventures. This allows the Company to offer superior denim products to internationally known jeanswear brands and retailers who are seeking to differentiate themselves based on fashion, lifestyle branding and superior supply chain management.

Synthetic and worsted fabrics are marketed under the Burlington ® WorldWide and Raeford ® Uniform brand names. Synthetic fabrics include 100% polyester, nylon and polyester blended fabrics with wool, rayon and lycra. These products are targeted for the production of men’s and women’s apparel, performance activewear and uniform career apparel. Worsted fabrics include 100% wool and wool blended fabrics primarily targeted to branded men’s apparel customers and the uniform career apparel trade.

Narrow fabrics

The narrow fabrics segment includes narrow fabrics for seat belts, and for military and technical uses including webbing for backpacks, parachute cords, duffel bags, helicopter slings, hose coverings, and fall protection.

Development stage

Certain costs related to the Company’s greenfield operations are expensed as incurred and reported separately in the consolidated statements of operations as Start-up Costs on International Initiatives. Such costs primarily include travel expenses, legal and consulting fees, and expenses incurred during the start-up phase of new operations that cannot be capitalized under United States generally accepted accounting principles. The Cone Denim (Jiaxing), Jiaxing Burlington Textile Company and the Cone Denim de Nicaragua projects are expected to become fully operational in 2008. The ITG-Phong Phu Ltd., Co. Joint Venture integrated complex is expected to generate garment sales through the Company’s cut/sew/laundry operation during the first half of 2008, with the textile facility coming on line in the second half of 2008. Management has established that a start-up operation is deemed to be operational when all equipment has been installed and normalized operating performance has been achieved. During the first full quarter that such performance has been realized, the results of the operation will be aggregated with the appropriate reporting segment.

All other

Government uniform fabrics

The Company manufactures fabrics for military dress uniforms and battle dress uniforms (camouflage) sold primarily to the U.S. Government and to government contractors. Government legislation, commonly referred to as the Berry Amendment, requires that U.S. military uniform fabric must be manufactured in the United States. Worsted fabrics marketed under the Burlington WorldWide brand name are produced for the military dress uniform business. The Company believes it is the largest producer of worsted fabrics for products produced for the U.S. military and fabrics protected by the Berry Amendment. The Company’s Carlisle Finishing business unit is a significant producer of military prints that are used to service the battle dress uniform business primarily for the U.S., but also for other, governments and commercial interests.

Interior furnishing fabrics

The Company’s interior furnishings fabrics are marketed under the Burlington House ® and Cone Jacquard™ brand names. Upholstery fabrics are used in the residential and commercial markets, including healthcare, hospitality and corporate contract furnishings and furniture fabrics, panel fabrics and cubicle curtains. For interior fabrics, orders for fabric generally arise directly from the customer, and that customer produces the finished product or contracts for its production.

Commission finishing

The Company believes it is one of the largest commission printers and finishers in North America. Commission textile dyeing, printing and finishing services are provided by the Company’s Carlisle Finishing business unit, primarily for decorative interior furnishings and specialty prints. In 2007, the Company’s capabilities in this business include dyeing, finishing, color matching and digital printing. The Company constructed a dyeing and finishing plant in China which, in addition to meeting internal production requirements, is designed to provide commission finishing services primarily to the interior furnishings and ancillary markets.

Segment and Geographic Information

The Company generally attributes its revenues based on the ultimate destination of products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities. Summarized financial information by segment and geographic area is provided below (in thousands). The data presented for the automotive safety reportable segment relates to certain historical businesses of SCI (included in the Company’s results of operations beginning on December 3, 2005) and BST (included in the Company’s results of operations beginning on December 9, 2006). For additional information, see Note 17 to the notes to consolidated financial statements included elsewhere in this annual report.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Net Sales:
Automotive Safety	$449,250	$228,197	$13,214	$ N/A
Bottom-weight Woven Apparel Fabrics	400,598	409,013	88,288	529,319
Narrow Fabrics	60,112	2,965	N/A	N/A
Development Stage	1,740	—	—	—
All Other	108,817	103,009	26,916	115,325

	1,020,517	743,184	128,418	644,644
Intersegment sales	(9,664)	(9,663)	(2,996)	(11,178)

	$1,010,853	$733,521	$125,422	$633,466

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Net Sales:
United States	$372,674	$358,639	$78,544	$397,755
Mexico	228,084	130,459	14,016	108,544
Poland	144,923	4,869	—	—
Germany	59,842	94,457	4,745	—
Other Foreign	205,330	145,097	28,117	127,167

	$1,010,853	$733,521	$125,422	$633,466

	December 31, 2007	December 31, 2006	December 31, 2005	October 2, 2005
Long-lived Assets:
United States	$118,287	$104,519	$37,617	$20,019
China	100,516	55,223	4,504	297
Germany	75,103	73,007	—	—
Nicaragua	67,204	9,478	—	—
Mexico	34,163	31,401	6,559	1,218
Other Foreign	70,829	42,022	20,519	20

	$466,102	$315,650	$69,199	$21,554

Strategic Developments and International Initiatives

As previously discussed, ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In realizing its strategy the Company (i) has invested in four international greenfield initiatives which are projected to become fully operational in 2008, (ii) continues to seek manufacturing expansion opportunities whether by acquisition, greenfield investments or strategic alliances and (iii) seeks to further diversify geographically, vertically within existing supply chains and in complementary products or markets. The Company believes that a global platform will increase its flexibility to address customer relationships and mitigate market risks associated with any specific location.

As a part of its strategy, on April 1, 2007, the Company completed the BST Acquisition by acquiring all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of the Company (see “Liquidity and Capital Resources” for a description of the Preferred Stock). BST Safety Textiles, based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses.

The Company is in the process of integrating BST Safety Textiles with the Company’s historical automotive safety businesses. Management believes that the combined product, technical and market expertise of BST Safety Textiles and the Company’s historical automotive safety businesses provide enhanced opportunities for accelerating the growth and expansion of the automotive safety business. The acquisition of BST Safety Textiles is expected to provide operating cash flow to ITG, opportunities for significant synergies as the automotive businesses are integrated and long-term growth opportunities as economies such as China and India reflect increased automotive ownership and increase the focus on safety features of such automobiles.

The strategic focus of the Company’s automotive safety segment has been to become the lowest cost provider of total customer solutions for high quality automotive airbag fabric and airbag cushions worldwide. In 2005, the Company formed a joint venture with Kingsway International Limited, an entity associated with Huamao (Xiamen) Technical Textile Co., Ltd., or Huamao, which manufactures airbag and industrial and technical fabrics in China. This China Joint Venture produces automotive airbag cushions utilizing fabrics produced by Huamao. Production is targeted for the Chinese domestic and Asian markets. The Company owns 65% of this China Joint Venture. In 2006, commercial production began at a joint venture with KAP Textile Holdings SA Ltd., or Gelvenor, which, through its textiles divisions, produces high technology industrial, technical and specialized fabrics in South Africa. This South Africa Joint Venture produces automotive airbag cushions utilizing fabrics produced by Gelvenor. The Company owns 75% of this South Africa Joint Venture.

In early 2007, the Company acquired certain plant and airbag cushion assets of its Romanian subcontractor for airbag cushions for an aggregate purchase price of €5.5 million (approximately $7.2 million). This facility provides “cut and sew” services to the Company’s European automotive airbag business. The acquisition has allowed the Company to more fully integrate this business and lower its costs on products produced at the facility as well as allow for expansion of production at the facility, thereby generating an enhanced contribution to operating earnings.

In 2007 the Company completed the construction, and started production and testing, of a technologically advanced 28 million yard capacity vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, an area which is undersupplied despite the high level of capacity for basic denims in China. The Cone Denim division will market 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. Cone Denim (Jiaxing) began production in the third quarter of 2007 and shipped its initial first quality production in October 2007. The project is expected to be fully operational in the first half of 2008 and capacity utilization is expected to increase throughout 2008 to fully normalized operations by the end of 2008. The cost of this project is estimated at approximately $98 million.

The Company also has completed construction and primary equipment installation for a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile started limited production in the third quarter of 2007. This facility provides synthetic apparel fabrics, interior finishing fabrics and commission finishing services for other complementary products. The Company is expected to complete additional equipment installation for increased synthetic apparel fabric production capacity during 2008. The cost of this project is estimated at approximately $31 million, including working capital.

In 2006, the Company also began construction of a 28 million yard capacity vertical denim plant in Nicaragua. The choice of Nicaragua reflects the Company’s belief that Nicaragua, and Central America generally, will be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. In addition, the Company expects to benefit from tariff preference levels, or TPLs, granted to Nicaragua as part of the Central America Free Trade Agreement (“CAFTA”). A portion of such TPLs have been granted to the Company, which the Company expects to use to incentivize customers to purchase denims from Cone Denim facilities in Mexico and China. With construction and installation of machinery substantially complete, ITG expects Cone Denim de Nicaragua to be operational in the first half of 2008, increasing production throughout the year. The cost of this project is estimated at approximately $110 million, including working capital.

The Company and Phong Phu Corporation are building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG – Phong Phu Ltd., Co. Joint Venture (“ITG-PP Joint Venture”) is 60% owned by the Company. Construction of these facilities commenced in March 2007 and is expected to be completed in mid-2008. This venture will offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex is expected to begin to generate garment sales through our cut/sew/laundry operation in the first half of 2008, with the textile facility coming on line in the second half of 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. The cost of the first phase of this project is estimated to be approximately $77 million, including working capital.

On June 30, 2006, ITG completed the acquisition of the 50% equity interest of the Parras Cone joint venture not then-owned by ITG for a purchase price of approximately $27.0 million and the assumption of certain debt. The Company believes this acquisition allowed the Company to improve operating results as a result of fully integrating that operation with ITG’s consolidated denim merchandising strategy and to achieve synergies from integration and coordination with ITG’s other facilities in Mexico. Prior to this acquisition, through a marketing agreement, ITG’s Cone Denim division marketed 100% of the denim produced at Parras Cone.

In September 2007, the Company announced that its Burlington WorldWide (BWW) business unit entered into a marketing and commercial partnership with OCM India Limited (OCM). OCM is a leading Indian manufacturing company of worsted wool fabrics located in Amritsar, India and is majority-owned by affiliates of WLR. Under the agreement, BWW will provide technical and manufacturing support to OCM in the development of advanced manufacturing processes and operations and the development of new wool fabrics with opportunities to promote and use fabric technologies developed by BWW. BWW will develop and operate an export program for the sale of OCM products to the U.S., European and Asian markets. Also, OCM is licensed to produce and sell enhanced wool fabrics under the BURLINGTON® brand name to the domestic Indian market.

In January 2008, the Company announced that its BWW business unit entered into a marketing and commercial partnership with Lanificio Alfredo Rodina s.r.l. (Rodina) to launch an exclusive line of fine worsted wool fabrics. The new Burlington® esenzia Collection by Rodina was launched in February 2008. Rodina is a family owned mill located in the Biella region of northern Italy. Under the terms of the agreement, Rodina is leading the product development and design of the Burlington® esenzia Collection. Rodina is the exclusive sales agent for the Collection in Europe and Asia. Burlington WorldWide will market and sell the Biella-inspired Collection in North America. The Burlington® esenzia Collection will be manufactured using ITG’s Casimires manufacturing platform located in Mexico and the OCM India Limited manufacturing platform located in India.

In January 2008, the Company also announced that its Cone Denim division entered into a commercial and marketing partnership with RSWM Limited, which operates as part of the LNJ Bhilwara Group based in India. Under the terms of the agreement, the two companies will develop and market the LNJ-Cone Denim® brand of denim fabric. Cone Denim will lead the product development and design of these fabrics and will market LNJ-Cone Denim products in key markets throughout the world. LNJ-Cone Denim fabrics will be manufactured exclusively by LNJ at its facility in India.

In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington ® brand name to Falke KGaA (“Falke”). Under the agreement relating to such sale, Falke acquired the right to the BURLINGTON trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America.

The Company’s international initiatives, including its significant foreign operations and exports to foreign markets, are subject to a number of special risks, which are described in more detail in the section entitled “Risk Factors” below.

Customers

The Company sells its products to a diversified, worldwide customer base within the automotive safety, bottom-weight woven apparel fabric, government uniform fabric, interior furnishings fabric, and specialty fabric and services markets.

The automotive safety business unit sells its airbag cushions to Tier 1 suppliers globally for inclusion in specified car and truck models. Airbag fabric is sold in North America and Europe either directly to Tier 1 suppliers or to other Tier 2 suppliers, which then sew the airbag and sell it to a Tier 1 supplier. The Company has contractual relationships with several large, global Tier 1 suppliers, the most significant being, in alphabetical order, Autoliv, Inc., Delphi, Inc., Key Safety Systems, Inc., Takata Group and TRW Automotive Holdings Corp. (“TRW”).

The Cone Denim and Burlington WorldWide divisions serve customers throughout the apparel supply chain, including a variety of cut and sew contractors and apparel wholesalers and retailers, worldwide. The Company believes it is a leading supplier to the world’s leading jeanswear brands. The Company also believes it is a leading supplier to the U.S. military directly and indirectly of worsted wool fabrics for dress uniforms and printed fabrics for battle dress uniforms.

Two customers, Autoliv, Inc. and TRW, each accounted for 10% or more of the Company’s net sales in 2007. Although none of the Company’s other customers accounted for 10% or more of direct net sales in 2007, Levi Strauss & Co. (“Levi Strauss”) is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace. In addition to Levi Strauss, key customers of the Company’s denim fabrics include, in alphabetical order, American Eagle Outfitters, Inc., Buckle Inc., Gap, Inc. (including retailers Banana Republic, GAP and Old Navy), and VF Corporation (whose principal jeanswear brands include Lee ® , Rustler ® and Wrangler ® ). Key customers of the Company’s synthetic and worsted products include, in alphabetical order, Cintas Corporation, Elbeco Incorporated, Fechheimer Brothers Co., JC Penney, Levi Strauss, Oxford Industries, Inc., and White Knight Engineered Products, Inc. Key customers of government uniform fabrics include the U.S. Government and suppliers to the U.S. Government.

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

The automotive supply market, which includes the airbag fabric and airbag cushion markets in which the Company’s automotive safety business unit operates, is highly competitive. Some of these competitors may have greater financial or other resources than the Company, or may be more diversified in product offerings than the Company. The Company competes primarily on the basis of product technical capability, product quality, price, reliability, and flexibility. The automotive safety business unit competes with various Tier 2 suppliers for airbag fabric sales, and with both Tier 1 and Tier 2 suppliers for airbag cushion sales. Because Tier 1 suppliers dictate the airbag fabric to be used in the airbag cushions they purchase from Tier 2 suppliers, the Company is sometimes required to use airbag fabric produced by its competitors in the airbag cushions manufactured by the Company. Some Tier 1 suppliers in-source a portion of their airbag fabric requirements. Tier 1 suppliers generally produce airbag cushions internally as well as purchase airbag cushions from Tier 2 suppliers. Tier 1 suppliers generally do not divide their production requirements for any single car or truck model between in-sourcing and outsourcing, but rather in-source all of their production requirements for some models and outsource all of their production requirements for other models. Tier 2 suppliers, such as the Company, generally do not compete with Tier 1 suppliers for airbag cushion sales to third parties. However, during downturns in the automotive industry, Tier 1 suppliers tend to in-source a greater portion of their requirements in order to maximize utilization of their own facilities. In North America, the Company’s automotive safety business unit competes primarily with Milliken and Company (Milliken), Mastex Industries, Inc. and Reeves Brothers, Inc. for airbag fabrics, and with Milliken for airbag cushions. In Europe, the primary airbag fabric competitors are Milliken, UTT Technische Textilien GmbH and NCV Industries, and the Company’s primary airbag cushion competitor is Aerazur S.A.

The textile apparel industry continually faces changes in demand and sourcing. Industry participants, including customers of the Company, continue to seek lower prices for textile products and have shifted the sourcing of products to outside of North America, principally to Asia, the Indian subcontinent and Central America.

Within the Company’s bottom-weight woven apparel segment, imports of foreign-made textile and apparel products are a significant source of competition. The Company believes that imports of apparel garments from Asia will continue to rise, whether as a result of the expiration of certain quotas on goods imported from China or the continued growth of imports from Vietnam and similar countries. The expected continued growth of imports will place competitive pressures on the Company’s historical manufacturing locations, which the Company believes may be offset by its recent international initiatives.

Raw Materials

The Company uses many types of fiber, both natural (principally cotton and wool) as well as synthetic (polyester, nylon, polypropylene, acrylic, rayon, Tencel ®, and acetate), in the manufacture of its textile products. The Company to date generally has had no difficulty in obtaining these raw materials, and it believes that there are sufficient supplies of raw materials in the worldwide market to satisfy its current and anticipated production requirements.

The raw materials required by the automotive safety division largely consist of synthetic yarns provided primarily by INVISTA, Inc. (“INVISTA”) and Polyamide High Performance GmbH (“PHP”).

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

Cotton and wool are available from a wide variety of domestic and foreign sources. The cost of cotton and, to a lesser extent, its availability generally has varied in the past several years as a result of volatility in crop production. United States agricultural programs affect the crop production, and thus the cost and supply of cotton in the U.S., and the policies of foreign governments have an effect on worldwide prices and supplies as well. Since mid-2007 cotton prices have gradually increased with a more pronounced recent increase in conjunction with most commodity prices. While the Company believes the recent increase in cotton prices is inconsistent with current levels of demand and an increase in U.S. raw cotton inventories, the Company is unable to predict the longer term trend of prices. Synthetic fibers, principally polyester, are generally available from a wide variety of sources both domestically and abroad. However, the prices of those fibers are influenced heavily by demand, manufacturing capacity, petroleum prices and the cost of the underlying polymers. In light of the current environment of high petroleum prices, the cost to the Company of polymers has increased, impacting the Company’s overall raw material costs. The Company expects that continued price pressures will continue to impact the Company’s raw material costs in the future.

As prices increase, the Company attempts to pass along certain of these raw material price increases to its customers in order to protect its profit margins. Its success in so doing is dependent upon market dynamics present at the time of any price increases. Historically, however, there has been a time lag between the Company’s experiencing raw material cost increases and its ability to pass any such increases on to its customers. The Company’s inability to pass on the effects of any such material price increases to its customers may materially adversely affect the Company’s results of operations, cash flows or financial position.

Employees

At December 31, 2007, the Company employed approximately 11,900 individuals worldwide. The Company’s hourly employees in Mexico, the Czech Republic and South Africa are entitled to a federally regulated minimum wage, which is adjusted from time to time. The Company seeks to set wages for its hourly employees in China at a level designed to compete for skilled workers in its economic zone market. Employees at the Company’s White Oak Plant in the United States and at its facilities in Mexico and the Czech Republic are unionized. The Company is in the process of decertifying a union associated with a facility in Boykins, Virginia. In addition, the Company’s wholly owned German subsidiary has a workers’ council pursuant to German statutory labor law, and a similar council exists at the Company’s facility in Romania. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

Regulatory

The Company’s operations are subject to various product safety, environmental, employee safety and wage and transportation related statutes and regulations. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

As a provider of textile products internationally, the sale of the Company’s products is subject to various regulations governing trade among countries. The Company seeks to maximize the benefits that may be achievable under trade laws of various countries. For example, under the North American Free Trade Agreement, or NAFTA, entered into between the United States, Mexico and Canada, there are no textile or apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Because the Company is an apparel fabrics manufacturer and a resident, diversified textile product manufacturer in Mexico, the Company believes that NAFTA is advantageous to the Company. In addition, the Company expects to benefit from certain CAFTA legislation in its development of a denim manufacturing facility in Nicaragua. The Company’s announcement of an investment in Vietnam coincided with Vietnam’s proposed entry into the World Trade Organization.

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

In general, previously existing quotas on the importation of fabrics and apparel were phased out over a ten-year period that ended on January 1, 2005. These phased-out quotas only applied to World Trade Organization, or WTO, member countries. With China’s accession to the WTO in 2001, the phase-out completed on January 1, 2005 was applicable to that country as well. Given this short time frame, however, a “safeguard” mechanism was established with respect to China only. The safeguard mechanism, which is scheduled to expire on December 31, 2008, is a transition rule to protect against surges of imports from China that would disrupt the domestic market in such goods. It is currently unclear whether additional legislation will be passed addressing textile and apparel imports from China beyond 2008.

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

Customers of the automotive safety business unit require the Company to meet specific requirements for design validation. The Company and its customers jointly participate in design and process validations and customers must be satisfied with reliability and performance prior to awarding a purchase order. All standards and requirements relating to product performance are required to be satisfied before the Company is qualified as a supplier by its customers. The Company maintains extensive quality control and quality assurance systems in its North American and European automotive facilities, including inspection and testing of all products, and is TS 16949 and ISO 9001 certified. The Company also performs process capability studies and designs experiments to determine whether the manufacturing processes meet or exceed the quality levels required by each customer. The Company’s facility in the Czech Republic as well as its automotive safety fabric operations are also certified under the environmental management standard ISO 14001.

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

The Company’s airbag fabric and airbag cushion operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company has technical centers in Greenville, South Carolina; South Hill, VA; Ensenada, Mexico; and Hildesheim and Maulburg, Germany. Through the above noted technical centers, the Company has the ability to test and analyze a wide range of fabrics (airbag and other) under internationally accepted testing standards, including US-ASTM, Europe-DIN and ISO, Asian-JIS and Underwriters NFPA. All of the Company’s laboratories are ISO/TS 16949 certified, which is the most important industry certification. All validation and analytical testing of fabric is performed in these laboratories. Collectively, the Company’s technical centers, using technologically advanced equipment, have the capability to perform a wide breadth of tests including, without limitation, static and dynamic air testing, instron strength testing, coefficient of friction, fabric performance (shrinkage, elongation, stiffness, etc.) and flammability. Additionally as a combined group the Company’s technical centers have the ability to do prototype manufacturing with dedicated staff and equipment.

The Company’s Burlington Labs division, which is a part of the bottom-weight woven apparel segment, works with technology vendors to develop new fabric innovations in exchange for exclusivity commitments from these vendors on new products and to explore and develop proprietary technologies exclusive to Burlington WorldWide, including chemical formulations, fiber enhancements and fabric processing applications designed to lead to new fabric innovations. These innovations include odor adsorption, insect repellency, flame retardancy and sun protection properties woven into fabrics without compromising hand aesthetics and appearance. These products are used in activewear and military apparel as well as in hospitals and home fashions. Both Burlington WorldWide and Cone Denim have a history of research and development projects, which have resulted in new products such as denim fabrics with unique appearances, specialty fabrics with performance characteristics such as moisture wicking and stain repellency, and fabric with fire retardant properties.

The Company is also involved in the development of computer aided design and manufacturing systems and other methods to facilitate and streamline interaction between employees and the Company’s customers.

The Company’s research and development costs were approximately $10.6 million in 2007, $7.3 million in 2006, $1.5 million in the 2005 transition period and $5.1 million in the 2005 fiscal year.

Intellectual Property

The Company maintains a portfolio of patents, trade secrets, trademarks and copyrights. The Company holds a number of patents that relate to technical improvements, and the enhancement of product performance, with respect to airbag fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire at various times through 2022. The Company also has several registered trademarks for brand names for some of its technical fabrics, including WeatherMax and MCS, which are subject to renewal at various times through 2015.

The Company engages in both active and passive branding in its various business segments, and seeks to leverage the heritage and authenticity of its established, widely-recognized brands and brand names, including Cone Denim ®, Burlington House ® and Burlington ® in its bottom-weight woven apparel fabrics segment, as well as its Raeford ® Uniform brand name in its bottom-weight woven apparel fabrics and government uniform fabrics.

Seasonality

Sales in the Company’s automotive safety segment are subject to the seasonal characteristics of the automotive industry, in which, generally, there are plant shutdowns in the third and fourth quarters of each calendar year. The strongest portion of the apparel sales cycle is typically from March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. In recent years, apparel fabric sales have become increasingly seasonal as customers have begun to rely more upon contract sewing and have sought to compress the supply cycle to mirror retail seasonality as described above. Historically, the Company’s apparel fabric sales have been typically four to six months in advance of the retail sale of the apparel garment. Demand for upholstery fabrics and the level of attendant sales generally fluctuate moderately during the year.

Backlog

The dollar amount of the Company’s backlog of unfilled orders as at December 31, 2007 was approximately $319 million, and was approximately $295 million as at December 31, 2006. The Company believes that the backlog orders at December 31, 2007 will be filled during the 2008 fiscal year.

Restructuring Activities and Discontinued Operations

The Company continues to examine its manufacturing operations and evaluate opportunities for strategic growth, including through possible acquisitions. The Company also evaluates opportunities to restructure operations in an effort to align its manufacturing base with long-term opportunities and increase return on investment.

In May 2006, the Company entered into an agreement to close its Reidsville, North Carolina weaving plant and transition all future production of U.S. woven mattress fabrics to a leased facility as part of an agreement with Tietex International. The Company received proceeds from the related sale of plant assets of $3.9 million. This restructuring resulted in the elimination of approximately 60 jobs in the United States. Plant operations ceased in September 2006 with all plant equipment transfers completed in January 2007.

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant to other domestic facilities and its new synthetic finishing plant in China (Jiaxing Burlington Textile Company). Based upon expected customer requirements, synthetic fabric production was transitioned to ITG’s Burlington, North Carolina finishing plant. As with Jiaxing Burlington Textile Company, the Burlington finishing plant is servicing both apparel and interior furnishings customers. The Company substantially completed the realignment of its domestic synthetic and worsted operations in the second quarter of 2007, completing the exit of its Hurt, Virginia dyeing and finishing plant. The Company transferred its worsted finishing operations from the Hurt facility to its Raeford, North Carolina facility, which presently produces yarn for the worsted fabric. This strategic move will consolidate key steps of the Berry Amendment-protected U.S. military dress uniform fabric production in a long term defensible domestic facility.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina. In conjunction with this transition, the plant stopped producing open-end yarns in order to further focus on being a niche supplier of premium denims. In 2007, the Company determined that it would further downsize operations at the White Oak plant and certain overhead positions within the denim division. These restructuring activities resulted in the elimination of approximately 280 jobs in the United States with severance benefits paid over periods of up to six months from the date of termination.

In 2007, the Company completed its transition of certain administrative functions within its automotive safety segment from its Greenville, South Carolina location to the Company’s corporate offices and other plant locations. In December 2007, the Company furthered its plans to begin a consolidation of certain automotive safety operations in 2008 to lower its cost of production.

In March 2007, the Company committed to a plan to transfer the operations of the automotive safety segment’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In September 2007, the Company announced that it would close its Hildesheim, Germany facility in the automotive safety segment. The operations previously undertaken at this facility were transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively.

By July 2007, the Company completed the exit of certain Burlington House businesses. The businesses exited produced decorative fabrics and mattress fabrics as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. In January 2007, the Company sold certain of these assets, which were part of the discontinued mattress fabrics product line, to Culp, Inc. The Company separately sold the plant, which produced its warps and package-dyed yarns and discontinued activity in the decorative fabrics product categories.

In December 2007, the Company took various actions in connection with a proposed realignment of operating entities in the automotive safety segment which is expected to be completed in 2008, including the consolidation of certain facilities. Through such consolidation the Company seeks to lower its overall global cost of production.

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

In addition, many companies both in and outside of the Company’s industries have active research and development programs. Many of these companies have considerable experience in areas of competing interests to the Company. The Company cannot determine if other manufacturers are conducting potentially competitive research, which could result in the development and introduction of processes, products or materials that are either comparable or superior to the processes or materials the Company uses, or the products the Company sells. Further, new product introductions, product enhancements or the use of other technologies by the Company’s competitors could lead to a loss of market acceptance and cause a decline in sales or gross margins.

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

Demand for the Company’s automotive textile products is generally related to the demand for automobiles. A change in any number of factors, including U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers, consumer spending patterns and changes in fashion trends, could affect demand for textile products and, in turn, result in decreased sales prices and/or demand for the Company’s products. Demand for the Company’s apparel and interior furnishing products also vary with consumer spending patterns and changes in fashion. Any such changes could have a potentially adverse effect on the Company’s results of operations, cash flows or financial position.

Downturns in the automotive industry, as well as production stoppages, typically reduce demand for the Company’s automotive safety products and, therefore, reduce the Company’s revenues and income.

The Company sells its automotive safety products to Tier 1 suppliers, which in turn sell their modules to various automotive manufacturers. Automotive manufacturers have, from time to time, experienced rising inventories of unsold automobiles resulting in reduced production in order to balance inventory levels with sales. Sustained reductions in automotive production reduce demand for the Company’s products and therefore reduce its revenues and profitability and could have a material adverse effect on the Company’s results of operations, cash flows or financial position. The results of operations of the automotive safety segment are also subject to the effects of work stoppages within the automotive industry as a whole. In particular, sales of airbag products are vulnerable to interruptions as a result of work stoppages of labor forces of customers and/or major automotive manufacturers whose unionized workers may strike from time to time.

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

The Company’s customers for airbag fabric and airbag cushions may, in certain circumstances, increase their internal production of airbag fabric and airbag cushions, reducing their demand for the Company’s automotive safety products.

The Company supplies airbag fabric and airbag cushions to Tier 1 suppliers. Most Tier 1 suppliers produce airbag cushions for some models of cars and trucks internally and outsource their production requirements for other models to Tier 2 suppliers, such as the Company. From time to time, Tier 1 suppliers decide to in-source the production of airbag cushions for car and truck models that were previously outsourced. During downturns in the automotive industry, Tier 1 suppliers tend to in-source a greater portion of their requirements in order to maximize utilization of their own facilities. Similarly, but to a lesser extent, some Tier 1 suppliers in-source a portion of their airbag fabric requirements, and such in-sourcing also tends to increase during downturns in the automotive industry. Any additional in-sourcing decisions by Tier 1 suppliers could materially adversely affect results of operations, cash flows or financial position.

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

The customer base of the Company’s automotive safety segment is highly concentrated, and this segment relies on key contractual relationships with several large Tier 1 suppliers. The most significant customers to this division, in alphabetical order, are Autoliv, Inc., Key Safety Systems, Inc., the Takata Group and TRW Automotive Holdings Corp. Each of Autoliv and TRW accounted for over 10% of the Company’s net sales in 2007. The loss of any key customer, its direction to a significant number of its contractors to purchase fabric or other products from a producer other than the Company or a material slowdown in the business of one of the key customers could have a material adverse effect on the Company’s results of operations, cash flows or financial position.

The Company’s apparel and textile solutions business is also dependent on the success of, and its relationships with, its largest customers. While none of the Company’s customers in the bottom-weight woven apparel fabrics segment accounted for 10% or more of the Company’s total direct net sales in 2007, one large customer of the denim fabrics division (Levi Strauss & Co.) is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Successful execution of the Company’s strategy is dependent upon, among other things, the Company obtaining financing at times, and on terms, deemed necessary by it.

Successful execution of the Company’s strategy, and the related implementation of its international initiatives, will require the Company to periodically obtain financing from external sources. There can be no assurances that the Company will be able to obtain this financing in amounts, at times and on terms acceptable to it, if at all. Any failure by the Company to obtain any necessary financing in amounts, at times and on terms acceptable to it, if at all, may delay, or make impossible to implement, the Company’s strategy, which would have a material adverse effect on the Company.

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

Foreign operations also subject the Company to numerous additional laws and regulations affecting its business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anticorruption, including but not limited to the Foreign Corrupt Practices Act. The FCPA prohibits giving anything of value intended to influence the awarding of government contracts. Although the Company has put into place policies and procedures aimed at ensuring legal and regulatory compliance, its employees, subcontractors and agents could take actions that violate any of these requirements. Violations of these regulations could subject the Company to criminal or civil enforcement actions, any of which could have a material adverse effect on the Company’s business.

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

Financial statements of certain of the Company’s foreign operations are prepared using the local currency as the functional currency while certain other financial statements of these foreign operations will be prepared using the U.S. dollar as the functional currency. Translation of financial statements of foreign operations into U.S. dollars using the local currency as the functional currency occurs using the exchange rate as of the date of the balance sheet for balance sheet accounts and at a weighted average exchange rate for results of operations. The Company’s consolidated balance sheet and results of operations may be negatively impacted by changes in the exchange rates as of the applicable date of translation. For instance, a stronger U.S. dollar at an applicable date of translation will lead to less favorable results after the applicable translation than a weaker U.S. dollar at that date.

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

Trade restrictions, including increased tariffs, safeguards or quotas, on textile products could limit the countries from which the Company produces or sources its products, restricting the availability of raw material and finished apparel sourcing by requiring yarn and/or fabric to be produced in certain countries or setting quantitative limits on products that may be imported from a particular country. These trade restrictions could have a particular impact on the Company’s business when, after the Company has moved its operations to a particular location, unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed. The countries in which the Company’s products are manufactured or into which they are imported may from time to time impose additional regulations, or modify existing regulations, including:

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

The Company’s products may become subject to future government regulation that could impair its operations.

Certain of the Company’s products could become subject to stringent government regulation in the United States and other countries in the future. These regulatory processes can be lengthy, expensive and uncertain. Additionally, securing necessary clearances or approvals may require the submission of extensive data and other supporting information. Failure to comply with applicable requirements could result in fines, recall, total or partial suspension of distribution, withdrawal of existing product or the inability to integrate product offerings. If any of these things occur, it could have a material adverse impact on the Company’s business.

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

The Company relies on a combination of confidentiality agreements and procedures and patent, trademark and trade secret laws to protect its proprietary information. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. Third parties may copy aspects of processes, products or materials, or otherwise obtain and use proprietary information of the Company without authorization. Third parties may also develop similar or superior technology independently, including by designing around patents of the Company. Furthermore, the laws of some foreign countries do not offer the same level of protection of the Company’s proprietary rights as the laws of the U.S., and the Company may be subject to unauthorized use of its products in those countries. Any legal action that the Company may bring to protect proprietary information could be expensive and may distract management from day-to-day operations. Unauthorized copying or use of products or proprietary information of the Company could result in reduced sales of its products.

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

The Company continues to focus on the integration of the business and operations of SCI, Former ITG and BST. If the Company fails to effectively integrate these operations, the Company may not realize the potential benefits of any of these transactions.

The integration of SCI, Former ITG, and BST has been a time consuming and expensive process. The Company expects that the integration will continue to be time consuming and expensive. Integration efforts may disrupt the Company’s operations if they are not completed in a timely and efficient manner. If these integration efforts are not successful, the Company’s results of operations could be adversely affected. In addition, the Company may not achieve anticipated synergies or other benefits of any of these transactions.

The success of the Company depends on the abilities of its senior management team, as well as the Company’s ability to attract and retain key personnel.

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

Restrictions contained in certain agreements to which the Company is, or may become a party, such as various credit agreements, may limit its activities, including the ability to make dividend payments, undergo capital changes, and undertake capital expenditures or complete acquisitions.

The Company is, and may in the future, be required to comply with certain limitations set forth in financing or other agreements. For example, certain financing agreements to which the Company is currently a party contain customary reporting obligations and affirmative and negative covenants, including, but not limited to, certain restrictions on the uses of certain proceeds received by the Company, capital changes, mergers and consolidations, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments. Any such restrictions may make it more difficult for the Company to successfully execute its business strategy, grow its business or compete with companies not similarly restricted.

There may be circumstances in which the interests of the Company’s significant stockholders could be in conflict with your interests as a stockholder.

Affiliates of WLR own approximately 86% of Company’s total voting stock on a fully diluted basis. Also, affiliates of WLR hold seven of the nine positions on the Company’s board of directors. Circumstances may arise in which affiliates of WLR or other major investors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their investment in the Company or another company in which they invest. In connection with any such transaction involving the Company, WLR could have interests that might conflict with, be different from, or be in addition to, the interests of the Company’s other stockholders. In addition, the Company may from time to time engage in transactions with related parties and affiliates that include, among other things, management and consulting arrangements.

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located in Greensboro, North Carolina, in a facility that is leased by the Company. As indicated below, the Company owns most of its manufacturing facilities. The Company believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. The Company’s principal manufacturing, distribution and administrative facilities at December 31, 2007 are listed below:

PRINCIPAL PROPERTIES

Facility Name	Products and Segment	Location	Owned/ Leased		Approximate Floor Area (Sq. Ft.)
Burlington Finishing	Synthetic apparel and interior furnishings finishing (2, 5)	U.S.	Owned		426,000

Carlisle Finishing	Commission finishing and government (5)	U.S.	Owned		665,000

Cone Jacquards	Interior furnishings (5)	U.S.	Owned		138,000

Greenville	Automotive safety (1)	U.S.	Owned		826,000

Raeford	Apparel and government (worsted) (2, 5)	U.S.	Owned		647,000

Richmond	Apparel, government and automotive safety (synthetic, worsted) (1, 2, 5)	U.S.	Owned		556,000

White Oak	Apparel (denim) (2)	U.S.	Owned		1,567,000

Casimires	Apparel (worsted) (2)	Mexico	Owned		699,000

Cone Denim Jiaxing	Apparel (denim) (4)		Owned	(6)	630,000

Cone Denim Nicaragua (under construction)	Apparel (denim) (4)	Nicaragua	Owned		620,000

ITG Phong Phu (under construction)	Apparel (cotton) (4)	Vietnam	Owned	(6)	513,000

Jiaxing Burlington Textile Company	Apparel (synthetic) and interior furnishings (4)	China	Owned		187,000

Parras Cone	Apparel (denim) (2)	Mexico	Owned		652,000

Summit Yarn	Apparel (denim) (2)	Mexico	Owned	(6)	280,000

Yecapixtla	Apparel (denim) (2)	Mexico	Owned		493,000

Ensenada, Mexico	Airbag cushions (1)	Mexico	Leased		108,000

Hildesheim, Germany	Airbag cushions (1)	Germany	Owned		70,000

Jevicko, Czech Republic	Airbag cushions (1)	Czech Republic	Owned		100,000

Changshu, China	Airbag cushions (1)	China	Leased	(6)	58,000

Kwa Zulu Natal, South Africa	Airbag fabrics (1)	South Africa	Owned	(6)	15,000

Sighisoara, Romania	Airbag cushions (1)	Romania	Owned		137,078

South Hill	Airbag fabrics (1)	U.S.	Owned		153,000

Boykins	Narrow webbing (3)	U.S.	Owned		213,000

Murg, Germany	Airbag fabrics (1)	Germany	Owned		218,000

Murg-Hanner, Germany	Airbag fabrics (1)	Germany	Owned		36,000

Maulburg, Germany	Airbag fabrics (1)	Germany	Owned		173,000

Czestochowa, Poland	Airbag cushions (1)	Poland	Leased		236,000

(1)	Automotive safety segment
(2)	Bottom-weight woven apparel fabrics segment
(3)	Narrow fabrics segment
(4)	Development stage segment
(5)	All other segment
(6)	Joint venture

ITEM 3.	LEGAL PROCEEDINGS

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

We have recently become aware of an alleged class action lawsuit that has recently been filed against certain of the Company’s stockholders, certain members of our board of directors and our chief executive officer. We understand that the lawsuit involves allegations involving breaches of fiduciary duty in connection with the Combination, as described in Item 1 “Business—Company Overview” above. The Company is not named as a defendant in the lawsuit.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Over-the-Counter Bulletin Board under the symbol “ITXN.” However, as a result of the significant concentration of stock ownership by affiliates of WLR, as described elsewhere herein, the level of public float of the Company’s common stock is extremely limited. There can be no assurances that a more active trading market in the Company’s common stock will develop and, if it does develop, will be sustained. The following table sets forth the range of high and low prices for reported bids on the common stock during each quarter within the twelve month periods ended December 31, 2007 and 2006, respectively. The prices quoted on the Over-the-Counter Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2007
First Quarter	$12.35	$7.00
Second Quarter	7.80	5.25
Third Quarter	7.70	5.30
Fourth Quarter	5.70	2.00

Year Ended December 31, 2006
First Quarter	$15.00	$14.00
Second Quarter	14.25	13.30
Third Quarter	14.70	13.25
Fourth Quarter	14.05	11.30

As of March 15, 2008, there were approximately 325 holders of record of the Company’s common stock.

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

During the three months ended December 31, 2007, the Company did not repurchase any equity securities that were registered by the Company pursuant to Section 12 of the Exchange Act.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)

Equity compensation plans approved by security holders	578,094	$10.10	—

Equity compensation plans not approved by security holders	—	—	—
Total	578,094	$10.10	—

In connection with the Combination, the Company assumed the Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) of Former ITG. No further grants of equity awards are authorized to be made under either of these plans. As of December 31, 2007, a total of 544,507 and 33,587 shares may be issued at a weighted average exercise price of $10.10 and $10.10 under the Equity Incentive Plan and the Directors’ Plan, respectively.

Stock Performance Graph

The graph below compares the cumulative total return to stockholders on an investment in the Company’s common stock with the return on a similar investment in (i) the Russell 2000 Index and (ii) a peer group of various automotive safety and other textile manufacturers (the “Peer Group”). The graph assumes that $100 was invested in each applicable investment as of March 31, 2003 and that the all dividends were reinvested. In 2003, the Company changed its fiscal year end from the last Saturday in the month of March to a calendar-based year ending December 31.

The Peer Group consists of the following companies: Albany International Corp., Autoliv Inc., Culp, Inc., The Dixie Group Inc., Hanesbrands, Inc., Mohawk Industries, Inc., Oxford Industries, Inc., TRW Automotive Holdings Corp., Unifi, Inc., Sioen Industries N.V., Gamma Holding N.V. and Gildan Activewear, Inc.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

ITEM 6.	SELECTED FINANCIAL DATA

The Company, f.k.a. Safety Components International, Inc. (“SCI”) was originally formed to provide textile products, primarily airbags and airbag fabrics, to the automotive industry. In December 2005, certain entities affiliated with W.L. Ross & Co. LLC (“WLR”) acquired a majority of SCI’s outstanding common stock. In October 2006, the Company merged with a company formerly known as International Textile Group, Inc. (“Former ITG”) (the “Combination”).

At the time of the Combination, WLR controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value. The Company accounted for the acquisition of the minority interest of Former ITG using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and Financial Accounting Standards Board Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations.

In accordance with the guidelines of the accounting staff of the Securities and Exchange Commission (the “SEC”), upon a combination of entities under common control, the earlier acquired entity is deemed to be the predecessor for financial statement presentation purposes. As such, Former ITG is deemed to be the predecessor entity, and all related financial information of the Company included herein has been recast to present the results of Former ITG for all historical periods.

On April 1, 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings LLC (f/k/a BST Holdings, Inc. “BST Holdings”) from affiliates of WLR and certain other stockholders of BST Holdings. On December 8, 2006, BST Holdings had acquired the business and operations of BST Safety Textiles Holding GmbH (“BST Safety Textiles”), a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses. Prior to the BST Acquisition, affiliates of WLR owned approximately 98.1% of BST Holdings. In accordance with Emerging Issues Task Force 02-5, common control of ITG and BST Safety Textiles is deemed to have existed beginning on December 8, 2006, the date that BST Holdings acquired BST Safety Textiles. As a result, the subsequent transfer of the assets and liabilities of BST Safety Textiles to ITG was accounted for as an “as-if pooling-of-interests,” at WLR’s historical cost at December 8, 2006, including its necessary purchase accounting adjustments. Accordingly, the consolidated balance sheet of the Company as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the Company beginning as of December 9, 2006, have been recast to include BST Safety Textiles’ results of operations.

For reporting purposes, the year ended December 31, 2007 includes the financial results of SCI, Former ITG and BST Safety Textiles for the twelve-month period then-ended and 2006 includes the financial results of both SCI and Former ITG for the twelve-month period then-ended, and BST Safety Textiles for the period from December 9, 2006 to December 31, 2006. In order to reconcile the different fiscal year-ends of SCI and Former ITG, and still present, for financial reporting purposes, the results of Former ITG as those of the predecessor entity, the Company considers the three-month period from October 3, 2005 (the first day of Former ITG’s fiscal year) until December 31, 2005 (the last day of the fiscal year of the surviving entity in the Combination) as the “2005 transition period” in accordance with the views of the staff of the SEC. In accordance with “as if pooling-of-interests” accounting, the 2005 transition period consists of the results of Former ITG for such period combined with the results of SCI from December 3, 2005 (the day of acquisition of control of SCI by WLR) until December 31, 2005. References to the “2005 fiscal year” refer to the fiscal year of Former ITG ended October 2, 2005.

The following table presents selected consolidated historical financial data for the Company as of the dates and for the periods indicated. As a result of the application of the accounting guidelines summarized above, the presentation of the Company’s historical financial information herein is not consistent with certain historical financial information of SCI as reported in prior filings with the SEC. The presentation of certain previously reported amounts included herein has been recast to conform to the current presentation and to reflect certain discontinued operations of the Company.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto, included elsewhere in this annual report.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

(amounts in thousands, except per share data)

(see Note to Selected Financial Data)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004(1)

		(As Recast)
Statement of Operations Data:
Net sales	$1,010,853	$733,521	$125,422	$633,466	$548,954
Cost of goods sold	915,675	671,260	117,748	559,461	498,577
Gross profit	95,178	62,261	7,674	74,005	50,377
Selling and administrative expenses	85,948	72,047	10,065	59,257	36,930
Bad debt expense	1,847	2,789	255	64	—
Expenses associated with certain share transactions	5,531	4,350	2,965	—	—
Start-up costs on international initiatives	23,262	4,595	344	1,268	—
Provision for restructuring and impairment	24,316	11,602	(407)	6,949	—
Income (loss) from operations	(47,016)	(36,577)	(4,467)	11,816	14,749
Interest expense	(33,220)	(8,515)	(947)	(5,183)	(4,341)
Other income (expense), net	9,553	12,300	639	1,435	(1,115)
Income (loss) from continuing operations before income taxes, equity in income (losses) of unconsolidated affiliates and minority interest	(70,683)	(32,792)	(4,775)	8,068	9,293
Income tax (expense) benefit	(11,559)	(4,754)	1,731	(2,187)	(3,718)
Income (loss) from continuing operations	(76,446)	(35,494)	(3,708)	8,687	5,631
Income (loss) from discontinued operations	(3,714)	(13,976)	342	(1,806)	1,084
Extraordinary gain (loss), net of income taxes of $1,663 in 2005 (1)	—	—	—	(2,837)	56,123
Net income (loss)	(80,160)	(49,470)	(3,366)	4,044	62,838
Net income (loss) from continuing operations per common share:
Basic	(6.07)	(2.30)	(0.30)	0.89	0.62
Diluted	(6.07)	(2.30)	(0.30)	0.85	0.62
Cash dividends per common share	—	—	—	—	—

Balance Sheet Data:
Total assets	$963,921	$828,032	$391,166	$291,572	$331,722
Long-term obligations	494,157	393,739	84,396	89,239	132,910
Stockholders’ equity	296,492	252,599	189,719	127,874	101,163

Note to Selected Financial Data:

(1)	On November 10, 2003, WLR completed the acquisition of substantially all the assets of Burlington Industries, Inc. out of chapter 11 bankruptcy proceedings. WLR created a separate legal entity to consummate the acquisition, WLR Burlington Acquisition LLC, which was wholly owned by three investment funds managed by WLR. The purchase price plus assumed liabilities and acquisition costs resulted in a total purchase price of $173.5 million allocated to assets valued at $221.5 million, generating unallocated negative goodwill of $48.0 million, which was recorded by WLR Burlington Acquisition LLC as an extraordinary gain on November 10, 2003. On March 12, 2004, WLR completed the acquisition of substantially all of the assets of Cone Mills Corporation out of chapter 11 bankruptcy proceedings. WLR created a separate, wholly owned, legal entity, WLR Cone Mills Acquisition LLC, to consummate the acquisition. The purchase price plus assumed liabilities and acquisition costs resulted in a total purchase price of $100.8 million allocated to assets valued at $108.9 million, generating unallocated negative goodwill of $8.1 million recorded by WLR Cone Mills Acquisition LLC as an extraordinary gain on March 12, 2004. Effective August 2, 2004, WLR Cone Mills Acquisition LLC was merged with and into WLR Burlington Acquisition LLC. Immediately following this merger, WLR Burlington Acquisition LLC converted into a Delaware corporation under the name International Textile Group, Inc., which was subsequently renamed ITG Holdings, Inc. upon completion of the Combination. The results of operations of WLR Burlington Acquisition LLC have been included in the consolidated financial statements since its formation on November 10, 2003. The results of operations of WLR Cone Mills Acquisition LLC have been included in the consolidated financial statements from March 12, 2004 until August 2, 2004, the date of merger into WLR Burlington Acquisition LLC. In March 2005, the Company agreed to settle a lawsuit with the Pension Benefit Guaranty Corporation, or PBGC, by issuing common stock of the Company valued at $4.0 million, plus $0.5 million of cash. The cost of this settlement was treated as a purchase price adjustment and was recorded as an extraordinary loss, net of tax in the 2005 fiscal year consolidated statement of operations in accordance with United States generally accepted accounting principles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International Textile Group, Inc. (“ITG” or the “Company”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, that produces automotive safety, apparel, government uniform, technical and specialty textiles. The Company considers its five primary markets to be:

•	Automotive safety—including airbag fabric and airbag cushions;

•	Bottom-weight woven apparel fabrics—including denim, synthetic and worsted fabrics;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics; and

•

Specialty fabrics and services—including commission printing and finishing, narrow fabrics for seat belts and for military and technical uses, and value added technical fabrics used in a variety of niche government, industrial and commercial applications.

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company is actively engaged in expanding its global operations through acquisitions, international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base. ITG expects to focus on the start up of its international greenfield initiatives and the substantial completion of the reconfiguration of its operations in 2008. Key international greenfield initiatives include the construction and operation of facilities, either wholly-owned or through controlling stakes in joint ventures, in China, Vietnam and Nicaragua. With the completion of these strategic initiatives, ITG will have transformed itself from a North American producer of apparel textiles into a diversified, global manufacturer with a primary focus on the automotive safety, apparel, government uniform and technical and specialty textile markets. Consequently, the Company will have significantly reduced its exposure to U.S. markets, other than in the automotive safety and specialty markets, which have a low labor content and highly technical manufacturing processes requiring operations within close proximity of the customer base, and the military uniform fabric market, which is protected by the Berry Amendment (a U.S. law requiring military uniform fabric to be sourced wholly within the U.S.). With the substantial completion of the international greenfield initiatives and the reconfiguration of its operations, the Company expects to begin fully realizing the benefits of its investments in 2009. ITG expects to realize further opportunities for international growth as it completes expansion plans linked to current projects, and expands its presence in markets such as Europe and the growing automotive and customer markets of China, India and other Asian countries.

ITG is funding its strategic initiatives through a combination of cash flows from operations, project financings, equipment financing, available borrowings under its existing credit agreements and other external financing as management deems appropriate. In 2007, the Company entered into a number of financing arrangements in furtherance thereof, including the sale of $80.0 million of its senior subordinated notes due 2011 (the “Notes”) to support the completion of its international greenfield initiatives and to fund other strategic initiatives. Among other financing arrangements, the Company’s majority-owned joint venture in Vietnam, ITG-Phong Phu Ltd., Co. Joint Venture (“ITG-PP Joint Venture”), has entered into a $22.3 million term loan with Techcombank in Vietnam to provide project financing for this company and the Company’s Cone Denim de Nicaragua, S.A. (“CDN”) subsidiary entered into a $37.0 million term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua to contribute to the financing of its denim manufacturing plant. See “Liquidity and Capital Resources” for a more complete description of the Notes and various other financing arrangements. ITG believes these sources of funds will provide it with sufficient funds to complete its currently planned strategic initiatives. ITG believes that any future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with the Company’s chairman of the board, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any specific financing will be available to it upon acceptable terms, if at all, at any time in the future. ITG’s failure to obtain any necessary financing may adversely affect its expansion plans and, therefore, its financial condition and results of operations.

Strategic Developments

Acquisitions

As a part of its strategy, on April 1, 2007, the Company completed its acquisition (the “BST Acquisition”) of BST US Holdings LLC (f/k/a BST U.S. Holdings, Inc. “BST Holdings”). The Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of the Company (see “Liquidity and Capital Resources” for a description of the Preferred Stock). As a result of the BST Acquisition, BST Holdings became a wholly owned subsidiary of the Company.

BST Holdings owns the BST Safety Textiles business (“BST”). BST, based in Maulburg, Germany, is a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses.

The Company is in the process of integrating BST within the Company’s automotive safety segment. Management believes that the combined product, technical and market expertise of BST and the Company’s historical automotive safety businesses provide enhanced opportunities for accelerating the growth and expansion of the automotive safety business. The acquisition of BST is expected to provide operating cash flow to ITG, opportunities for significant synergies as the automotive businesses are integrated and long-term growth opportunities as economies such as China and India reflect increased automotive ownership and increase the focus on safety features of such automobiles.

In early 2007, the Company completed the acquisition of certain plant and airbag cushion assets from its Romanian subcontractor for airbag cushions for an aggregate purchase price of €5.5 million (approximately $7.2 million). This facility provides “cut and sew” services to the Company’s European automotive airbag business. The acquisition has allowed the Company to more fully integrate this business and lower its costs on products produced at the facility as well as allow for expansion of production at the facility, thereby generating an enhanced contribution to operating earnings.

On June 30, 2006, ITG completed the acquisition of the 50% equity interest of the Parras Cone joint venture not then-owned by ITG for a purchase price of approximately $27.0 million and the assumption of certain debt. The Company believes this acquisition allowed the Company to improve operating results as a result of fully integrating that operation with ITG’s consolidated denim merchandising strategy and to achieve synergies from integration and coordination with ITG’s other facilities in Mexico. Prior to this acquisition, through a marketing agreement, ITG’s Cone Denim division marketed 100% of the denim produced at Parras Cone.

International Greenfield Initiatives

In 2007 the Company completed the construction, and started production and testing, of a technologically advanced 28 million yard capacity vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, an area which is undersupplied despite the high level of capacity for basic denims in China. The Cone Denim division will market 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. Cone Denim (Jiaxing) began production in the third quarter of 2007 and shipped its initial first quality production in October 2007. The project is expected to be fully operational in the first half of 2008 and capacity utilization is expected to increase throughout 2008 to fully normalized operations by the end of 2008. The cost of this project is estimated at approximately $98 million.

The Company also has completed construction and primary equipment installation for a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile started limited production in the third quarter of 2007. This facility provides synthetic apparel fabrics, interior finishing fabrics and commission finishing services for other complementary products. The Company is expected to complete additional equipment installation for increased synthetic apparel fabric production capacity during 2008. The cost of this project is estimated at approximately $31 million, including working capital.

In 2006, the Company also began construction of a 28 million yard capacity vertical denim plant in Nicaragua. The choice of Nicaragua reflects the Company’s belief that Nicaragua, and Central America generally, will be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. In addition, the Company expects to benefit from tariff preference levels, or TPLs, granted to Nicaragua as part of CAFTA. A portion of such TPLs have been granted to the Company, which the Company expects to use to incentivize customers to purchase denims from Cone Denim facilities in Mexico and China. With construction and installation of machinery substantially complete, ITG expects Cone Denim de Nicaragua to be operational in the first half of 2008, increasing production throughout the year. The cost of this project is estimated at approximately $110 million, including working capital.

The Company and Phong Phu Corporation are building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG-PP Joint Venture is 60% owned by the Company and, therefore, its results are included in the Company’s consolidated financial statements. Construction of these facilities commenced in March 2007 and is expected to be completed in mid-year 2008. This venture will offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex is expected to generate garment sales through our cut/sew/laundry operation during the first half of 2008, with the textile facility coming on line in the second half of 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. The cost of the first phase of this project is estimated to be approximately $77 million including working capital.

These international greenfield initiatives are expected to generate long-term returns in excess of ITG’s cost of capital, primarily as a result of ITG’s market positions and technical know-how, the strategic locations of the facilities in low labor cost areas that are in proximity to its customers, and the use of modern machinery and engineered plant layouts. The completion of the Cone Denim (Jiaxing) and Cone Denim de Nicaragua projects are expected to provide ITG with a global manufacturing base designed to service its denim customers in a more cost competitive manner.

Other

As a part of its overall corporate strategy to reconfigure operations to better compete in the global marketplace, ITG has taken a number of actions relating to rationalizing its operating assets.

In December 2007, the Company took various actions in connection with a proposed realignment of operating entities in the automotive safety segment which is expected to be completed in 2008, including the consolidation of certain facilities. Through such consolidation the Company seeks to lower its overall cost of production.

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

The Company substantially completed the realignment of its domestic synthetic and worsted operations in the second quarter of 2007, completing the exit of its Hurt, Virginia dyeing and finishing plant. Synthetic fabric production has been transitioned to the Company’s finishing plant located in Burlington, North Carolina. The Company transferred its worsted finishing operations to its Raeford facility, which presently produces yarn for the worsted fabric. This strategic move was taken to consolidate key steps of the Berry Amendment-protected U.S. military dress uniform fabric production in a long term defensible domestic facility.

In 2007, the Company completed its transition of certain administrative functions from its Greenville, South Carolina location that was announced in 2006.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina. In conjunction with this transition, the plant stopped producing open-end yarns in order to further focus on being a niche supplier of premium denims. In June and October of 2007, the Company determined that it would further downsize operations at the White Oak plant and certain overhead positions within the denim division. These restructuring activities resulted in the elimination of approximately 280 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company.

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

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant to other domestic facilities and its new synthetic finishing plant in China (Jiaxing Burlington Textile Company). Based upon expected customer requirements, synthetic fabric production was transitioned to ITG’s Burlington, North Carolina finishing plant. As with Jiaxing Burlington Textile Company, the Burlington finishing plant services both apparel and interior furnishings customers. The Company substantially completed the realignment of its domestic synthetic and worsted operations in the second quarter of 2007, completing the exit of its Hurt, Virginia dyeing and finishing plant. The Company transferred its worsted finishing operations from the Hurt facility to its Raeford, North Carolina facility, which presently produces yarn for the worsted fabric. This strategic move consolidated key steps of the Berry Amendment-protected U.S. military dress uniform fabric production in a long term defensible domestic facility.

In May 2006, the Company entered into an agreement pursuant to which it agreed to close its Reidsville, North Carolina weaving plant in the interior furnishings market and transition all future production of U.S. woven mattress fabrics to a leased facility as part of an agreement with Tietex International. The Company received proceeds from the related sale of plant assets of $3.9 million. This restructuring resulted in the elimination of approximately 60 jobs in the United States with severance benefits paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. Plant operations ceased in September 2006 with all plant equipment transfers completed in January 2007.

In November 2005, the Company finalized the shutdown of its denim manufacturing facility in Cliffside, North Carolina and, in May 2006, completed the sale of the real property and certain equipment from this location. Remaining equipment from this location was placed at other ITG facilities.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain of the Company’s Burlington House businesses. The businesses exited produced decorative fabrics and mattress fabrics, as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. In January 2007, the Company sold certain assets of the Burlington House division’s mattress fabrics product line to Culp, Inc. for $2.5 million in cash and shares of Culp’s common stock that the Company sold in July 2007. Amounts of revenue and pretax income (loss) reported in discontinued operations related to these businesses were $14.5 million and $(3.7) million for 2007, $70.8 million and $(14.0) million for 2006, $22.0 million and $0.5 million for the three months ended December 31, 2005 and $90.6 million and $(2.8) million for the 2005 fiscal year, respectively.

Prior to discontinuing the Burlington House businesses, the Company had taken certain steps to downsize this business. In May 2006, the Company determined to close its Reidsville, North Carolina weaving plant in interior furnishings products. Subsequently the Company received proceeds from the related sale of plant assets of $3.9 million. Additionally, in April 2007 the Company sold certain assets related to discontinued operations for $1.4 million, plus the assumption by the buyer of certain liabilities.

Following is a summary of activity related to the restructuring and special termination benefit accruals for severance and COBRA benefits (in millions):

	Restructuring	Special Termination Benefit
Fiscal year 2005 charges	$4.2	$—
Payments	(0.4)	—

Balance at October 2, 2005	3.8	—
Payments	(1.2)	—

Balance at December 31, 2005	2.6	—
2006 charges, net (continuing operations)	4.4	2.6
2006 charges, net (discontinued operations)	2.2	—
Payments	(2.4)	—

Balance at December 31, 2006	6.8	2.6
2007 charges, net (continuing operations)	7.3	—
2007 charges, net (discontinued operations)	(1.0)	—
Payments	(7.7)	(1.4)

Balance at December 31, 2007	$5.4	$1.2

Outlook

Overall, economic conditions, especially in the Company’s key markets, are expected to be less favorable in 2008 than 2007, as the U.S. is experiencing weak economic growth and may be entering a recession and European economic activity has recently slowed. Concerns over a stalling economy in the U.S. were reinforced when the government’s first report on economic expansion during the fourth quarter reflected a sluggish 0.6% growth rate. This matches the weakest growth in five years, and resulted in full-year GDP growth equal to 2.2%, the slowest growth since 2002. With the recent volatility in the global credit markets, driven principally by the subprime lending issues in the U.S., consumer spending rose at a 2.0% annualized rate, down from 2.8% growth in the third quarter. In recent surveys consumer confidence has declined and for all of 2007, consumer spending grew 5.5%, the smallest gain since 2003.

The Company’s two largest markets are affected somewhat differently by U.S. and global economic conditions and trade as almost 60% of the Company’s sales in the automotive safety business is in Europe and Asia, while for the apparel business the U.S. market is the predominant product destination. In addition, sales of the Company’s automotive safety products are also affected by total automotive sales and product penetration rates, which increases as consumers continue to seek vehicles with higher safety content, such as the number and functionality of airbags, including rollover protection airbag systems. The Company’s apparel business is predominately affected by changes in retail sales, inventory at the retail and the manufacturer level, which declined in 2007, and the types and amount of imported products. The decline in the value of the U.S. dollar vis a vis other currencies such as the Euro is expected to have a minimal impact on imports of apparel to the U.S., as many Asian currencies are linked to the dollar. Conversely, the Company is exploring additional export opportunities from the U.S. and Mexico to Europe as a result of the weaker dollar. The strength of the Euro in global currency markets is expected to create pricing pressures on the Company’s automotive business in Europe where imports are a viable alternative.

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

The U.S. and global textile apparel industries continue to undergo changes in geographic demand and sourcing. Textile industry participants, including customers of ITG, continue to seek lower prices for fabrics and finished textile products. These participants have shifted sourcing of products to outside of the U.S., principally to Asia, the Indian subcontinent, Mexico and Central America. As a result, U.S.-sourced apparel products have declined and imports to the United States have increased. According to industry experts, the contraction in the U.S. textile and apparel market has declined 5% in calendar year 2007, compared to a decline of 16.5% in calendar year 2006. Imports from countries such as China and Vietnam continued to increase at double-digit rates in 2007, as compared to the comparable 2006 period. In response to the growth of imports in recent years, ITG has been investing in the expansion of its operations outside of the United States to provide low-cost textile manufacturing platforms that are closely integrated and geographically aligned with its customers’ supply chains. With its projects in China, Vietnam and Nicaragua and strategic alliances in India, ITG is developing global manufacturing operations that will allow it to diversify both geographically and by customer sourcing patterns. ITG believes that such a platform will provide flexibility to address customer relationships and mitigate market risks. This is expected to give ITG the ability to deliver products promptly and cost competitively and position ITG to be a preferred provider of fabrics and textile solutions on a global basis.

While ITG’s international projects are under construction and in the start-up stages, the Company continues to reconfigure certain other operations in an effort to align its overall manufacturing base with long-term opportunities and to increase return on investment. The Company is working with its customers to transfer products that were produced domestically at a marginal profit or at a loss to its greenfield projects, resulting in a better value proposition for both the customer and the Company. Although the Company believes 2008 will continue to be difficult, it plans to continue to focus on its global footprint and further evaluate the performance of its greenfield initiatives as they come on stream to enhance profitability.

Results of Operations

As described above, in accordance with accounting principles generally accepted in the United States, in a transaction accounted for as an “as if pooling-of-interests,” the financial statements of previously separate entities are not combined for periods prior to the date common control was established. BST and Former ITG came under common control on December 8, 2006; as a result, the Company’s historical financial statement presentation includes the results of both of these entities as of, and from that date. SCI and Former ITG came under common control on December 3, 2005; as a result, the Company’s historical financial statement presentation includes the results of both of these entities as of, and from that date.

Prior to the completion of the Combination, SCI reported its results on a calendar fiscal year basis. Former ITG maintained a 52-53 week fiscal year that ended on the Sunday nearest September 30 of each year, which was October 2, 2005 for its 2005 fiscal year. The unaudited pro forma results of operations for the twelve months ended December 31, 2005 presented below is designed to show how the combination of SCI and Former ITG might have affected the Company’s historical results of operations if the merger of these entities had occurred on January 1, 2005. The unaudited pro forma results of operations for the twelve months ended December 31, 2005 have been prepared by the management of the Company for illustrative purposes only and are not necessarily indicative of the combined results of operations to be expected in future periods or the results that actually would have been realized had the Combination been completed at the beginning of the specified period or at any other time.

Additionally, for its fiscal year ended October 2, 2005, the Company operated in only the bottom-weight woven apparel fabrics and all other business segments. The following table presents certain results of operations (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Pro Forma Twelve Months Ended December 31, 2005	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Net Sales:
Automotive Safety	$449,250	$228,197	$234,789	$13,214	$	N/A
Bottom-weight Woven Apparel Fabrics	400,598	409,013	503,521	88,288		529,319
Narrow Fabrics	60,112	2,965	—	—		—
Development Stage	1,740	—	—	—		—
All Other	108,817	103,009	114,782	26,916		115,325

	1,020,517	743,184	853,092	128,418		644,644
Intersegment sales	(9,664)	(9,663)	(25,818)	(2,996)		(11,178)

	$1,010,853	$733,521	$827,274	$125,422		$633,466

Income (Loss) From Continuing Operations Before Income Taxes:
Automotive Safety	$24,047	$(567)	$12,317	$(1,257)	$	N/A
Bottom-weight Woven Apparel Fabrics	14,194	2,387	21,796	291		23,894
Narrow Fabrics	(5,800)	265	—	—		—
Development Stage	(23,085)	(4,595)	(1,612)	(344)		(1,268)
All Other	(66)	2,470	1,686	1,919		529

Total reportable segments	9,290	(40)	34,187	609		23,155
Corporate expenses	(25,152)	(17,130)	(14,298)	(3,599)		(9,739)
Expenses associated with certain share transactions	(5,531)	(4,350)	(2,965)	(2,965)		—
Restructuring and impairment charges	(24,316)	(11,602)	(6,542)	407		(6,949)
Interest expense	(33,220)	(8,515)	(5,542)	(947)		(5,183)
Other income	8,246	8,845	1,494	1,720		6,784

	(70,683)	(32,792)	6,334	(4,775)		8,068
Income tax (expense) benefit	(11,559)	(4,754)	(1,213)	1,731		(2,187)
Equity in income (losses) of unconsolidated affiliates	19	(847)	2,162	(690)		2,714
Minority interest in losses of consolidated subsidiaries	5,777	2,899	648	26		92

Income (loss) from continuing operations	(76,446)	(35,494)	7,931	(3,708)		8,687
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(4,988)	(13,976)	(1,162)	342		(1,806)
Gain on disposals, net of income taxes	1,274	—	—	—		—

Income (loss) from discontinued operations	(3,714)	(13,976)	(1,162)	342		(1,806)
Extraordinary loss, net of income taxes of $1,663	—	—	(2,837)	—		(2,837)

Net income (loss)	$(80,160)	$(49,470)	$3,932	$(3,366)		$4,044

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated: The Company’s consolidated net sales in 2007 were $1,010.9 million, an increase of $277.4 million, or 37.8% from 2006. The overall increase in net sales from 2006 was due to the BST Acquisition, which accounted for $269.2 million of the increase in sales, the acquisition of the remaining 50% interest in Parras Cone in mid-year 2006, and improvements in certain government uniform fabric programs, partially offset by declines in domestic denim and synthetic fabric sales as the Company downsized its U.S. operations.

Gross profit margin in 2007 was 9.4% compared to 8.5% in 2006. The BST Acquisition accounted for half of the increase with the remaining being the result of improved capacity utilization in the denim plants in Mexico and the exit throughout 2006 from certain low-margin products within the Company’s domestic operations. Gross profit margin was impacted negatively by (i) manufacturing inefficiencies in the amount of approximately $5.7 million associated with the movement of synthetic production from the Hurt finishing plant to the Burlington finishing plant, (ii) lower capacity utilization in the government uniform fabrics operations, and (iii) higher raw material and energy prices in the 2007 period.

Automotive Safety: Sales in the automotive safety segment were $449.3 million in 2007 compared to sales of $228.2 million in 2006. The increase in sales was primarily attributable to the BST Acquisition and a 4.1% increase in non-BST sales related to the growth of the Company’s joint venture operations mainly in China, offset by declining volumes on some of the Company’s current products for vehicle platforms that are decreasing or were phased out in 2007 and overall reduced automobile sales. The joint venture operations realized net sales of $14.1 million during 2007 as compared to net sales of $6.7 million for 2006.

Income in the automotive safety segment increased $24.6 million to $24.0 million in 2007 as compared to a loss of $0.6 million in 2006. The increase in income primarily resulted from the BST Acquisition which accounted for $20.3 million of the increase, and reduced overhead costs associated with the consolidation of certain overhead functions between Former ITG and the Company.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the year ended December 31, 2007 decreased $8.4 million to $400.6 million as compared to the $409.0 million recorded in 2006. The acquisition of the remaining 50% interest of Parras Cone in June 2006 resulted in a reported increase in ITG’s net sales of $49.8 million in the 2007 period. The increase in sales due to the Parras Cone acquisition was offset by significantly lower domestic denim sales volume as well as lower domestic synthetic volume linked to the phase-out of the Hurt finishing facility.

Income in the bottom-weight woven apparel fabrics segment for the year ended December 31, 2007 was $14.2 million compared to $2.4 million recorded in 2006. Bottom-weight woven apparel fabrics income was positively impacted in the 2007 period by the 2006 domestic reconfiguration activities, the acquisition of the remaining 50% of Parras Cone and the migration of production to more cost effective manufacturing facilities in 2007, improved plant operating performance and the Company’s decision to exit certain low-margin synthetic programs. The improvements in operating performance were partially offset by costs related to manufacturing inefficiencies of approximately $5.7 million incurred primarily in the second half of 2007 associated with the transition of synthetic production from the Hurt finishing plant to the Burlington finishing facility, and higher raw material costs. The acquisition of the remaining 50% interest in Parras Cone in June 2006 increased income in 2007 as compared with the comparable period in 2006 by $3.7 million.

Bottom-weight woven apparel fabric sales continue to be negatively impacted by the continued growth of imported apparel into the U.S. and the decision by the Company to exit or downsize its U.S. textile apparel operations as a result of a lack of profitability on many products. The Company expects to begin recognizing increased bottom-weight woven apparel sales from its international greenfield projects in the first half of 2008. Initially the sales from the international greenfield projects will be recognized as development stage however once fully operational for a quarter the results will be reflected in the bottom-weight woven apparel segment. Through its purchase program the Company buys in advance of consumption and uses derivative instruments to manage the cost of cotton. Higher cotton prices are expected to negatively impact 2008 results as historically there has been a time lag in being able to recoup raw material prices increases in fabric selling prices. In addition to higher cotton prices, wool prices have increased as a result of the drought in Australia and the weakness of the U.S. dollar vis a vis the Australian dollar.

Narrow Fabrics: Sales in the narrow fabrics segment were $60.1 million in 2007 compared to $3.0 million in the 2006 period with the increase due to the BST Acquisition. Income (loss) in the narrow fabrics segment was $(5.8 million) in 2007 compared to $0.3 million in the 2006 period due to poor manufacturing performance which resulted in additional costs for excess waste and expedited freight to meet customer delivery schedules. The 2006 results included the results of BST Holdings narrow fabrics business beginning December 9, 2006.

Development Stage: Start up costs on international initiatives increased $18.7 million in 2007 from $4.6 million in the comparable period in the prior year. This increase was primarily due to increased construction, training and trial production activities at the Cone Denim (Jiaxing), Jiaxing Burlington Textile Company, ITG – PP Joint Venture and Cone Denim de Nicaragua facilities. As of December 31, 2007, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $3.2 million related to Cone

Denim (Jiaxing), $0.7 million related to Jiaxing Burlington Textile Company, $7.2 million related to the construction of the ITG-PP Joint Venture plant and $12.0 million related to the construction of the Cone Denim de Nicaragua plant. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the property, plant and equipment. These four international initiatives are expected to transition from Development Stage to Bottom-weight Woven Apparel Fabrics in 2008 as they become fully operational.

All Other: Net sales in the all other segment for the year ended December 31, 2007 were $108.8 million, 5.6% higher than the $103.0 million recorded in 2006. This increase was primarily due to increased sales of $12.1 million to the government uniform fabrics market as the domestic reconfiguration of worsted production capacity for the U.S. government was substantially complete by the end of the quarter ended June 30, 2007 and coincided with new government programs as the government completes its purchase reductions to adjust excess inventories in certain styles. Government budget constraints negatively impacted volume levels of battle dress uniform fabric shipments in 2007, although the business saw increased shipments in the fourth quarter from new fabric patterns related to certain government programs. Volumes continued to decline in the Company’s traditional commission finishing print markets primarily as a result of the continued growth of imports, resulting in a $5.7 million reduction in sales. Interior furnishings sales decreased $0.5 million, primarily due to lower volume as the result of softness in the hospitality markets and a continued deterioration in domestic sales into residential upholstery markets with the growth of furniture imports.

Operating results in the government uniform fabrics market for the year ended December 31, 2007 were $3.7 million lower compared to the year ended December 31, 2006 primarily due to significant volume declines in dress uniform sales, declines in battle dress uniform sales, raw material price increases and a less profitable sales mix. Income from the interior furnishings products for the year ended December 31, 2007 increased $0.6 million compared to income for the year ended December 31, 2006 due to product mix upgrades, improved manufacturing efficiencies and the exit from the segment by certain competitors. Results from the commission finishing products for the year ended December 31, 2007 improved $0.6 million due to commission finishing income improvement with opportunistic sales and cost absorption derived from preparation of fabric for a customer that is transferring processing to off-shore platforms. As a result of market declines, in March 2007 the Company reduced its screen print operations at its Carlisle, South Carolina facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $87.8 million for the year ended December 31, 2007 compared to $74.8 million for the year ended December 31, 2006. The 2007 amounts increased $15.8 million due to the BST Acquisition and $2.4 million due to the acquisition of the remaining 50% interest in Parras Cone in June 2006, which increases were partially offset by cost savings realized from the Company’s restructuring initiatives and synergies achieved in combining Former ITG, SCI and BST.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During 2007 and 2006, the Company incurred $5.5 million of expenses related to the BST Acquisition and $4.4 million related to the Combination, respectively. These expenses consisted primarily of legal fees, accounting fees associated with the preparation and auditing of historical and current financial statements under US generally accepted accounting principles and other fees.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the year ended December 31, 2007, the Company recognized $24.3 million for restructuring and impairment charges from continuing operations as compared to $11.6 million for the comparable period of 2006. The 2007 restructuring charges primarily included $10.6 million for the shutdown of the automotive safety segment’s Hildesheim, Germany facility, $7.5 million related to further plans to begin a consolidation of certain automotive safety operations in 2008, as well as costs of $3.1 million paid to relocate and convert equipment to new facilities that related to certain previously announced restructuring activities, $1.2 million for severance and COBRA benefits related to downsizing in the Company’s denim division, and $0.3 million related severance and COBRA benefits and non-cash pension curtailment and settlement charges related to transitioning production from the Company’s Hurt finishing plant to other domestic facilities. In addition, the Company recorded a goodwill impairment loss of $1.5 million in the narrow fabrics segment primarily as a result of negative operating results in the narrow fabrics business. The 2006 restructuring charges consisted of charges of $9.6 million for pension curtailment, severance and COBRA benefits primarily related to the phase-out of the Hurt finishing facility and, to a lesser extent, the consolidation of upholstery and contract jacquards fabrics operations at the Company’s facilities in North Carolina, $1.1 million related to consolidation of certain administrative and manufacturing functions in the automotive safety segment, and $0.9 million related to downsizing in the Company’s denim division. The pension charges described above relate to the frozen Burlington Industries defined benefit pension plan in which no new benefits are being earned.

INTEREST EXPENSE: Interest expense of $33.2 million in 2007 was $24.7 million higher than interest expense of $8.5 million in 2006. The increase was primarily due to increased borrowings to finance the BST Acquisition and the Company’s international greenfield initiatives, including the sale of $80 million of senior subordinated notes, and higher interest rates on the Company’s outstanding debt.

OTHER INCOME: Other income of $9.6 million in 2007 principally included $3.3 million related to the sale of marketable securities and $2.8 million related to foreign currency exchange gains. Other income of $13.4 million in 2006 included a $9.2 million gain on the sale of the Company’s 50% interest in its Indian joint venture, Mafatlal Burlington Industries Limited, and $1.5 million related to foreign currency exchange gains. Other income also included interest income of $2.2 million in 2007 and $1.8 million in 2006.

INCOME TAX EXPENSE: Income tax expense related to continuing operations was $11.6 million for the year ended December 31, 2007 in comparison with $4.8 million for the year ended December 31, 2006. As a result of profitable operations in countries such as Germany and Mexico, the Company has a net tax expense that it is unable to offset against losses in the U.S. and other countries where it is pursuing international greenfield initiatives. Income tax expense related to continuing operations for the 2007 period is different from the amount obtained by applying statutory rates to income before income taxes primarily as a result of tax law changes in Germany and Mexico, the establishment of a $16.9 million valuation allowance on the increase in deferred tax assets, foreign income taxed at different rates, changes in uncertain tax positions and certain non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets on the portion of the tax benefit in which management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense related to continuing operations for the year ended December 31, 2006 is different from the amount obtained by applying statutory rates to income before income taxes primarily as a result of the establishment of a $33.1 million valuation allowance on the increase in deferred tax assets, state tax credits, benefits associated with changes in the Company’s consolidated tax position in Mexico as a result of the acquisition of the remaining 50% equity interest in Parras Cone in 2006, foreign withholding taxes paid related to the sale of the Company’s interest in its Indian denim joint venture for which no U.S. foreign tax credit is available, foreign income taxed at different rates and certain non-deductible business expenses.

On October 1, 2007, Mexico enacted a new tax law (“IETU”) to replace the existing tax on net assets which is effective beginning January 1, 2008. The rate imposed under the IETU will gradually increase from 16.5 percent in 2008 to 17.5 percent in 2010. The existing income tax (“ISR”) will remain in effect and companies will be required to pay the higher of IETU or ISR. As a result of the new IETU tax law, the Company has prepared projections to determine whether each Mexican entity will pay taxes based on ISR or IETU. Entities expecting to pay IETU tax have recalculated their deferred taxes as of December 31, 2007 based on IETU tax law. The impact of this change in tax law was a tax expense of $8.3 million and was recorded as a component of tax expense in continuing operations during the quarter ended December 31, 2007. This amount was offset by a corresponding reduction in valuation allowance in the amount of $1.0 million. The net impact of this tax law change was a tax expense of $7.3 million on consolidated income tax expense in 2007.

On August 14, 2007, Germany enacted the 2008 Business Tax Reform Act that reduced the nominal corporate tax rate in Germany from 37.4 percent in 2007 to 28.1 percent beginning in 2008. The majority of the related provisions are effective beginning January 1, 2008. As a result, deferred income taxes for the Company’s German subsidiaries were revalued based on the period in which the temporary differences are projected to reverse. The impact of this change in law was $2.9 million and was recorded as a reduction to tax expense from continuing operations in 2007.

LOSS FROM CONTINUING OPERATIONS: The loss from continuing operations increased in 2007 to $76.4 million as compared to $35.5 million in the prior year primarily due to higher interest expense of $24.7 million due to increased borrowings to finance the BST Acquisition and greenfield initiatives, increased start-up costs for greenfield initiatives of $18.7 million, increased selling and administrative expenses of $13.9 million mainly related to the BST Acquisition, increased restructuring, impairment and special termination benefit charges of $9.5 million (see discussion related to restructuring and impairment charges above), and higher income tax expense of $6.8 million, partially offset by improved gross profit attributable mainly to the BST Acquisition.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Company’s Burlington House discontinued businesses were $5.0 million for the year ended December 31, 2007 compared to $14.0 million for the year ended December 31, 2006. The 2007 period loss includes operating costs incurred to exit these businesses as well as costs incurred to complete orders that existed at the time the Company determined to discontinue these businesses. In addition, the Company recognized gains of $1.3 million on disposals of assets related to the discontinued operations during 2007. The 2006 loss of $14.0 million includes operating losses of $8.6 million, a gain on disposal of assets of $2.9 million, interest expense of $1.0 million, pre-tax restructuring charges of $2.3 million, $1.3 million for severance, COBRA benefits, non-cash pension curtailment charges, costs paid to relocate and convert equipment to new facilities, and a pre-tax asset impairment charge totaling $3.7 million.

NET INCOME (LOSS): In addition to the items described under Loss from continuing operations above, net loss for the year ended December 31, 2007 included minority interest in losses of unconsolidated affiliates of $5.8 million compared to $2.9 million in 2006, and equity in losses of unconsolidated affiliates of $0.0 million in 2007 compared to $0.8 million in 2006. The increase in minority interest in losses of unconsolidated affiliates in 2007 was primarily related to the Company’s China joint venture, partially offset by the decrease resulting from the exclusion in the 2007 period of minority interest in losses of Former ITG prior to the completion of the Combination on October 20, 2006.

Year Ended December 31, 2006 Compared to Pro Forma Twelve Months Ended December 31, 2005

Consolidated: The Company had net sales of $733.5 million for the year ended December 31, 2006 compared to pro forma net sales of $827.3 million for the twelve months ended December 31, 2005. Declines in bottom-weight woven apparel segment sales, as a result of continued import penetration and the downsizing of certain of the Company’s denim production capacities, accounted for the majority of the sales decline.

Gross profit margin in 2006 of 8.5% of sales, as compared with 11.4% for the comparable pro forma period in 2005, was impacted negatively by underutilized manufacturing facilities and higher raw material costs.

Automotive Safety: Sales in the automotive safety segment decreased approximately $6.6 million, or 2.8%, to $228.2 million for the year ended December 31, 2006 compared to the pro forma year ended December 31, 2005. The decrease in sales resulted primarily from sales decreases in certain existing markets in which vehicle platforms decreased or had been phased out in 2006 as compared to 2005 and from the loss of other programs as a result of in-sourcing by a customer and aggressive pricing by an independent competitor, partially offset by sales in new markets. Net sales of $6.7 million during the year ended December 31, 2006 were attributable to certain joint ventures, primarily in China, as those joint ventures began production on new programs awarded in 2006, compared with net sales of $0.4 million for the pro forma year ended December 31, 2005. Net sales were also impacted by the positive effect of approximately $1.2 million of favorable changes in foreign currency exchange rates compared to the pro forma twelve months ended December 31, 2005.

Loss in the automotive safety segment was $0.6 million in 2006 as compared to income of $12.3 million in the pro forma twelve months ended December 31, 2005. The decrease in income resulted primarily from a decrease in sales to certain existing markets described above combined with continued production expense increases at the China and South Africa cushion joint ventures, as well as cost increases for raw materials for the automotive cushions business combined with the segment’s stable fixed cost component of cost of goods sold and selling, general and administrative expenses.

Bottom-Weight Woven Apparel Fabrics: Net sales in the bottom-weight woven apparel fabrics segment for the year ended December 31, 2006 were $409.0 million, 18.8% lower than the $503.5 million recorded in the pro forma twelve months ended December 31, 2005. Fiscal year 2006 net sales increased $37.4 million due to the acquisition of the remaining 50% interest in Parras Cone in June 2006 and the resulting consolidation of its results with ITG. ITG’s bottom-weight woven apparel fabric sales were adversely impacted by a continued growth of Asian imports and a direct decrease in denim sales volumes reflecting the closing of certain of the Company’s domestic denim plants at the end of 2005, as well as retailer conservatism which was impacted by historically high energy prices and a continued shift of consumer spending to electronics. Sales prices for denims remained flat with lower sales prices for worsted and synthetics. As a result of, among other things, continued volume declines, ITG announced in August 2006 the decision to close its Hurt, Virginia finishing plant.

Income for the bottom-weight woven apparel fabrics segment for the year ended December 31, 2006 was $2.4 million compared to $21.8 million recorded in the pro forma twelve months ended December 31, 2005. Bottom-weight woven apparel fabrics income was negatively impacted in 2006 by higher raw material costs, the reduction in sales volume resulting in underutilized manufacturing facilities and higher energy costs. The acquisition of the remaining 50% interest in Parras Cone in June 2006 increased income as compared with 2005 by $3.6 million.

Narrow Fabrics: Sales in the narrow fabrics segment were $3.0 million and income was $0.3 million for the period beginning December 9, 2006 to December 31, 2006 reflecting results from the BST Acquisition. The date of common control for the BST Acquisition was December 9, 2006 so therefore there was no impact on the 2005 financial statements.

All Other: Net sales in the all other segment for the year ended December 31, 2006 were $103.0 million compared to $114.8 million recorded in the pro forma twelve months ended December 31, 2005. Sales of worsted wool for dress uniforms declined significantly in 2006 as the U.S. government curtailed purchases as a result of budget constraints and excess inventories in certain styles. With the Company’s acquisition of the H. Landau unit of HLC Industries in 2005, sales of battle dress uniforms (camouflage) increased significantly in 2006 as compared to 2005. As with the dress uniform fabric, government budget constraints negatively impacted volume levels of battle dress uniform fabric shipments in the second half of 2006. Interior furnishings sales declined primarily due to lower volume as the result of the consolidation of the Burlington House contract and Cone Jacquards operations, as well as continued difficult market conditions. Commission finishing sales volumes continued to decline in the traditional print markets as a result of the continued growth of imports and the continued shift in lifestyle choices to products other than prints.

Income in the government uniform fabrics market for the year ended December 31, 2006 was lower compared to income in the pro forma twelve months ended December 31, 2005 primarily due to the significant volume decline in dress uniform sales, partially offset by increased battle dress uniform sales. Income in the interior furnishings market for the year ended December 31, 2006 increased over the pro forma twelve month period ended December 31, 2005 due to the completion of the integration of the Burlington Contract Fabrics upholstery/contract business with Cone Jacquards businesses and the resulting overhead reductions; however, business volume continued to be impacted negatively by the continued growth of imported furniture. Loss in the commission finishing market for the year ended December 31, 2006 increased compared to the pro forma twelve month period ended December 31, 2005 primarily due to continuing declining volumes in Carlisle Furnishing’s traditional print markets as lifestyle choices continued to shift to other products and with the continued growth of imports. In addition, contract denim finishing volume declined with the reduction in overall denim sales.

Development Stage: Start up costs on international initiatives increased $3.0 million in 2006 from $1.6 million in the comparable pro forma period in the prior year. This increase was primarily due to the fact that the Cone Denim (Jiaxing) facility began construction in August 2005 and the Jiaxing Burlington Textile Company facility began construction in November 2005, and the related costs continue to be incurred.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) for the year ended December 31, 2006 were $74.8 million compared to $71.1 million for the pro forma twelve months ended December 31, 2005. Fiscal year 2006 amounts increased $2.8 million due to the acquisition of the remaining 50% interest in Parras Cone in June 2006 and $2.1 million due to the BST Acquisition, partially offset by lower selling costs on decreased sales and cost savings realized from the Company’s restructuring initiatives.

STOCK-BASED COMPENSATION EXPENSE: The Company recognized a charge of $1.3 million for stock-based compensation expense for the year ended December 31, 2006 as compared to $5.4 million for the comparable pro forma 2005 period. This expense in the 2006 period represented the amortization of restricted stock granted to certain management employees, 50% of which vested during the third quarter of the fiscal year ended October 2, 2005, and 12.5% of which vests per year at the end of each of the subsequent four quarters ending September 30.

GAIN/LOSS ON DISPOSAL OF ASSETS: The Company recognized gains on sales of assets of $0.8 million during 2006 and $3.4 million during the pro forma 2005 fiscal year. The amount in the 2005 fiscal year primarily related to the sale of property, plant and equipment from the Williamsburg, North Carolina interior furnishings plant, which was closed as part of ITG’s consolidation of certain of its North Carolina operations.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During 2006, the Company incurred $4.4 million of expenses related to the Combination of SCI and Former ITG. The Company recognized during the pro forma year ended December 31, 2005 expenses of $3.0 million resulting from the sale of a majority of SCI’s then-outstanding shares by a former stockholder to certain entities affiliated with WLR.

PROVISION FOR SPECIAL TERMINATION BENEFIT: In December 2006, the Company announced an early retirement incentive plan for salaried employees and a provision of $3.2 million was recorded for severance, medical and dental benefits associated with this plan.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the year ended December 31, 2006, the Company recognized $11.6 million for restructuring and impairment charges from continuing operations as compared to $6.5 million for the pro forma prior year. The 2006 restructuring charges consisted of charges of $9.6 million for pension curtailment, severance and COBRA benefits primarily related to the phase-out of the Hurt finishing facility and, to a lesser extent, the consolidation of certain upholstery and contract jacquards fabrics operations at the Company’s facilities in North Carolina, $1.1 million related to consolidation of certain administrative and manufacturing functions in the automotive safety segment, and $0.9 million related to downsizing in the Company’s denim division. The pension charges described above relate to the frozen Burlington Industries defined benefit pension plan in which no new benefits are being earned. The 2005 restructuring charges consisted of severance and COBRA benefits related to restructuring activities. The Company also recorded an impairment charge during the pro forma 2005 fiscal year related to equipment located at its Cliffside denim plant to write it down to its expected net realizable value.

INTEREST EXPENSE: Interest expense of $8.5 million in 2006 is $3.0 million higher than interest expense of $5.5 million in the pro forma twelve months ended December 31, 2005. Interest expense increased primarily due to the impact of the BST Acquisition as well as increased borrowings to finance the Company’s international initiatives and higher interest rates on the Company’s variable rate debt securities. The Company also recorded a write-off of deferred financing fees of $1.1 million due to the replacement of a former bank credit facility.

OTHER INCOME: Other income of $13.4 million in 2006 included a gain of $9.2 million from the sale of the Company’s 50% interest in its Indian joint venture, Mafatlal Burlington Industries Limited as well as foreign currency translation gains of $1.5 million. Other income of $1.5 million in the pro forma twelve months ended December 31, 2005 was primarily a result of the sale of the Company’s 15% interest in a domestic textured polyester yarn joint venture in April 2005. Other income also included interest income of $1.8 million in 2006 compared to $1.2 million in the pro forma twelve months ended December 31, 2005.

INCOME TAX EXPENSE: Income tax expense related to continuing operations was $4.8 million for the year ended December 31, 2006 in comparison with $1.2 million for the pro forma twelve months ended December 31, 2005. Income tax expense related to continuing operations for the 2006 period is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of the establishment of a $33.1 million valuation allowance on U.S. deferred tax assets, foreign withholding taxes paid related to the sale of the Indian denim joint venture interest for which no U.S. foreign tax credit is available, state tax credits, other foreign income taxed at different rates, and business expenses that are not deductible in the U.S. In 2006, the Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets on the portion of the tax benefit in which management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the 2005 period is different from the amount obtained by applying U.S. federal and state statutory rates to income before income taxes primarily as a result of the establishment of a valuation allowance on U.S. deferred tax assets, state tax credits, foreign income taxed at different rates and business expenses that are not deductible in the U.S.

INCOME (LOSS) FROM CONTINUING OPERATIONS: For the year ended December 31, 2006, the Company recorded a loss from continuing operations of $35.5 million compared to income from continuing operations of $7.9 million in the prior year’s pro forma comparable period due to the factors discussed above.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Burlington House division’s discontinued businesses were $14.0 million for the year ended December 31, 2006 compared to operating losses of $1.2 million for the pro forma twelve months ended December 31, 2005. The 2006 loss of $14.0 million includes operating losses of $8.6 million, a gain on disposal of assets of $2.9 million, interest expense of $1.0 million, pre-tax restructuring charges of $2.3 million, $1.3 million for severance, COBRA benefits, non-cash pension curtailment charges, costs paid to relocate and convert equipment to new facilities, and a pre-tax asset impairment charge totaling $3.7 million.

NET INCOME (LOSS): In addition to the items described above, net loss for the year ended December 31, 2006 included minority interest in losses of consolidated affiliates of $2.9 million compared to $0.6 million in the pro forma twelve months ended December 31, 2005, and equity in losses of unconsolidated affiliates of $0.8 million in 2006 compared to equity in income of unconsolidated affiliates of $2.2 million in the pro forma twelve months ended December 31, 2005. The decrease in equity earnings from unconsolidated affiliates reflects the acquisition of the remaining 50% interest in Parras Cone in June 2006. Net income for the pro forma twelve months ended December 31, 2005 included an extraordinary loss of $2.8 million related to purchase accounting adjustments from the acquisition of Cone Mills Corporation.

Liquidity and Capital Resources

ITG’s principal sources of funds have been the issuance of Preferred Stock and borrowings under bank credit facilities, issuance of its senior subordinated notes and unsecured subordinated notes and borrowings pursuant to various project financing arrangements. During 2007, the Company’s principal uses of funds consisted of capital expenditures related mainly to international greenfield initiatives, operating expenditures, start-up costs for the international initiatives and payments of principal and interest on bank debt. Operating expenditures included contributions to the frozen Burlington Industries defined benefit pension plan of $22.9 million in 2007 compared to $0.0 million in 2006.

ITG expects to fund its future liquidity requirements through a combination of cash flows from operations, equipment financing, available borrowings under its bank credit facilities, and other external financing as management deems appropriate. In addition, ITG believes that future external financing may include, but may not be limited to, the issuance of equity or debt securities or funding from certain entities affiliated with the Company’s chairman of the board, depending upon the perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing would be available to it upon acceptable terms, if at all, at any time in the future. ITG’s failure to obtain any necessary financing may adversely affect its expansion plans and, therefore, its financial condition and results of operations.

Cash Flows

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash used in operating activities was $78.3 million in 2007 compared to $0.5 million in 2006. The decrease in cash and cash equivalents from operating activities in 2007 was due to the funding of the start-up costs of international initiatives, the BST Acquisition, higher restructuring-related cash payments, an increase in cash interest payments due to higher bank debt outstanding and higher interest rates, and contributions to the Company’s pension plan of $22.9 million. The contributions to the frozen Burlington Industries defined benefit pension plan were primarily related to the exit of mattress fabrics and the related businesses, the closure of the Hurt finishing plant and certain overhead reductions. Funding requirements for this pension plan for 2008 are expected to range from $1.0 million to $3.0 million, depending on plan asset performance and actual benefit payment levels.

Net cash used in investing activities was $156.6 million in 2007 compared to $54.8 million in 2006. The 2006 cash flows included the addition of $40.7 million of cash as a result of the completion of the BST Acquisition. Capital expenditures were significant in both periods with cash used of $170.5 million in 2007 and $88.4 million in 2006. Capital expenditures for the international greenfield projects were $120.6 million in 2007 and $59.5 million in 2006. Capital expenditures for the Company’s current international greenfield projects are projected to be approximately $50 million in 2008. The 2006 cash flows were also impacted by the acquisition of the remaining 50% equity interest in Parras Cone for net cash of $21.8 million in June 2006, partially offset by the receipt of gross proceeds from the sale of ITG’s interest in its Indian joint venture of $10.0 million in March 2006.

Net cash provided by financing activities of $200.7 million in 2007 was primarily the result of the issuance of $50.0 million of Preferred Stock, the issuance of $80.0 million of Notes, the issuance of $25.0 million of unsecured subordinated notes, and other net borrowings used to fund international operations and expansion, partially offset by repayments of capital lease obligations and the payment of financing fees. Net cash provided by financing activities of $108.3 million in 2006 was primarily attributable to the net issuance of $66.2 million of senior subordinated notes, and, to a lesser extent, capital contributions from minority stockholders used to fund international expansion and other bank borrowings, partially offset by repayments of other bank borrowings used to fund working capital.

Year Ended December 31, 2006 Compared to 2005 Periods

Net cash provided by (used in) operating activities was $(0.5) million in 2006, $3.3 million in the three months ended December 31, 2005 and $32.4 million in the 2005 fiscal year. The reduction in 2006 cash flows was due to lower operating results, including higher cash interest payments due to higher interest rates.

Net cash used in investing activities was $54.8 million in 2006 compared to net cash provided of $1.4 million in the three months ended December 31, 2005 and net cash used in investing activities was $18.0 million in the 2005 fiscal year. The 2006 period cash flows included the addition of $40.7 million of cash as a result of the completion of the BST Acquisition. The 2005 period cash flows included the addition of $6.2 million of cash as a result of the completion of the Combination. Capital expenditures were $88.4 million in 2006 compared to $5.4 million in the three months ended December 31, 2005 and $14.1 million in the 2005 fiscal year. Also, the 2006 cash flows were impacted by the acquisition of the remaining 50% equity interest in Parras Cone for net cash of $21.8 million in June 2006, partially offset by the receipt of gross proceeds from the sale of ITG’s interest in its Indian joint venture of $10.0 million in March 2006.

Net cash provided by financing activities of $108.3 million in 2006 was primarily the result of a significant amount of net borrowings and minority interest capital contributions used to fund acquisitions and international expansion. Net cash used by financing activities in the 2005 fiscal year of $15.3 million resulted primarily from the repayment of certain bank debt, partially offset by the issuance of $8.9 million of common stock.

The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Company’s various bank loans are reasonable estimates of their fair value at each applicable measurement date because of the short maturity of these instruments or, in the case of the bank loans, because of the variable interest rate terms. The Company is not able to estimate the fair value of its senior subordinated notes or its unsecured subordinated notes because these notes are not publicly traded and were originally issued in privately-negotiated transactions. However, based on changes in general credit markets and the general deterioration of conditions in the North American automotive markets since the issuance of these notes, the Company estimates that any similar debt instruments would have been issued on less favorable terms had the Company issued such notes on December 31, 2007.

Bank Credit Agreements

On December 29, 2006, the Company and certain of its subsidiaries entered into a $165.0 million credit agreement with General Electric Capital Corporation and certain other signatories thereto (the “Bank Credit Agreement”). Also on December 29, 2006, the Company’s wholly owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a $15.0 million term loan agreement (the “Term Loan Agreement”) with General Electric Capital Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009. In November 2007, in connection with an amendment to the Term Loan Agreement the Company prepaid $2.8 million under the Term Loan Agreement.

The Bank Credit Agreement provides for a revolving credit facility, including a letter of credit sub-facility, in the aggregate amount of up to $165.0 million (the “Revolving Credit Facility”). The Bank Credit Agreement also contains a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. Proceeds from borrowings under the Revolving Credit Facility were and may be used to (i) refinance certain indebtedness that existed as of December 29, 2006, (ii) provide for working capital, capital expenditures and other general corporate purposes and (iii) fund certain expenses associated with the Bank Credit Agreement and the Term Loan Agreement.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and such subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than BST Holdings and its U.S. subsidiaries) and a pledge by the Company of 65% of the stock of certain of its foreign subsidiaries (other than foreign subsidiaries of BST Holdings). The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”).

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

Borrowing availability under the Bank Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. At December 31, 2007, approximately $30.7 million of additional borrowings were available under this facility. The interest rate on borrowings under the Bank Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus an applicable margin) or the LIBOR plus an applicable margin. At December 31, 2007, there was $58.7 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 6.9%. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At December 31, 2007, there was $11.2 million outstanding under the Term Loan Agreement.

Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. In addition, beginning on May 29, 2008, the calculated value of the property, plant and equipment component of the borrowing base will be reduced on a quarterly basis by an amount predetermined according to a 7-year straight-line amortization schedule.

Pursuant to the terms of the Term Loan Agreement, mandatory prepayments are required thereunder if Parras Cone sells assets that are part of the borrowing base thereunder. In addition, amortization payments by the Mexican Holding Company are required in the amount of $0.3 million per quarter, with a final payment of the remaining outstanding principal due at maturity.

BST Holdings is a party to a credit facility (the “BST Facility”) consisting of a €30 million (approximately $44 million at December 31, 2007) revolving credit facility (the “BST Revolver”) of which $20.0 million was temporarily unavailable at December 31, 2007, a €98 million (approximately $144 million at December 31, 2007) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. At December 31, 2007, approximately $13.1 million of additional borrowings were available under this facility. The obligations of BST Holdings under the BST Facility are secured by substantially all of the assets of BST Holdings’ subsidiaries and a pledge by BST Holdings of the stock of its subsidiaries (which subsidiaries are engaged only in the conduct of BST’s business). The BST Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage and debt coverage ratios which are calculated quarterly and a fixed charge coverage ratio which is calculated semiannually, restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments. The BST Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the BST Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. At December 31, 2007, borrowings under the BST Facility bore interest at a variable rate which was equal to EURIBOR or LIBOR, plus an applicable margin. The margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan at December 31, 2007 was 4.5%, 4.5% and 7.25%, respectively. At December 31, 2007, there was $11.1 million in U.S. dollar loans at an interest rate of 9.6% and €0.0 million in Euro loans outstanding under the BST Revolver, €98.0 million (approximately $144 million at December 31, 2007) outstanding under the First Lien Term Loan at an interest rate of 9.4%, and $33.3 million outstanding under the Second Lien Term Loan at an interest rate of 12.5%.

In the quarter ended December 31, 2007, BST Holdings and the lenders under the BST Facility modified certain of the terms and covenants contained in the BST Facility. In connection therewith, (i) the Company paid $20.0 million of the outstanding BST Revolver, and availability thereunder was temporarily reduced by such amount until completion of an agreed upon realignment of certain of the Company’s operating entities on terms satisfactory to all of the lenders under the BST Facility, and (ii) the Company prepaid €2.0 million of the First Lien Term Loan thereunder. The realignment was completed as of April 15, 2008. Under an amendment to the BST Facility dated April 15, 2008, margins are increased to 5.5%, 5.5% and 14.0%, respectively, after such date, and availability under the BST Revolver was reduced to €19.8 million (approximately $31.2 million at April 15, 2008). The 14.0% margin effective after April 15, 2008 consists of a cash portion of 9.0% and a noncash payable in-kind portion of 5.0%, with the payable in-kind interest compounded semi-annually. In addition, the amended BST Facility contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively, for periods after April 15, 2008.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. At December 31, 2007, approximately $0.1 million of additional borrowings were available under this facility. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 6.8% at December 31, 2007. One-third of the total term loan amount outstanding is required to be repaid in each of June 2009, June 2010 and June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The loan is secured by the land, building, machinery and equipment of the joint venture and the agreement contains limitations on asset disposals. The shareholders of this joint venture have advanced non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is shown on the consolidated balance sheet as “Note payable to joint venture partner.”

In addition, the Company has a wholly owned subsidiary, Jiaxing Burlington Textile Company, which obtained financing from China Construction Bank in August 2006. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for term loans of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company. At December 31, 2007, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2007, outstanding borrowings under this facility were $11.4 million with a weighted average interest rate of 6.4%. The loans are secured by the land, building, machinery and equipment of this company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-PP Joint Venture, a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels but in no event later than 24 months from the first loan disbursement date. At December 31, 2007, approximately $11.5 million of additional borrowings were available under this facility. The interest rate on loans is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%. At December 31, 2007, $10.8 million was outstanding under this facility with an interest rate of 7.5%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, Cone Denim de Nicaragua, S.A. (“CDN”) entered into a term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua. The loan amounts will contribute to the financing of a denim manufacturing plant being built by CDN outside of Managua, Nicaragua. The amount of the financing totals $37.0 million and is for a term of seven years. At December 31, 2007, approximately $12.0 million of additional borrowings were available under this facility. Loans are repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time if and when CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement, at which time the margin is reduced to 3.5%. At December 31, 2007, $25.0 million was outstanding under this facility with an interest rate of 9.0%. The term loan is non-recourse to the Company, but is secured by certain assets of CDN.

Subordinated Notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”). The Notes bear interest at a rate of 18.0% per annum, subject to periodic increases if the Company has not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before December 6, 2008. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. At December 31, 2007, $88.6 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of BST Holdings and an intercompany note issued by BST Holdings to ITG on April 15, 2008 in connection with the previously described realignment. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

In addition in 2007, the Company borrowed a total of $25.0 million original principal amount from three funds affiliated with WLR pursuant to three unsecured subordinated notes each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semiannually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2007, $25.4 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

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

Shares of Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Preferred Stock is entitled to one vote per share on all such matters. At any time on or after December 31, 2007, the Preferred Stock is convertible, at the option of the holder thereof, into 2.5978 shares of the Company’s common stock for each share of Preferred Stock. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to the Liquidation Value at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. The Company may redeem any and all shares of Preferred Stock upon notice to the holders thereof and payment of 110% of the Liquidation Value. Dividends on the Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, at an annual rate of 7.5%. Dividends are payable in additional shares of Preferred Stock. For accounting purposes, certain shares of Preferred Stock that were issued in March 2007 contained discounts amounting to $5.2 million as a result of the conversion price being less than the fair value of the Company’s common stock at the time of the issuance of such Preferred Stock. These discounts are accreted through retained earnings from the date of issuance to the earliest conversion date, December 31, 2007.

Debt Covenants Compliance

As of December 31, 2007, the Company was in compliance with the material covenants imposed by its principal credit facilities.

Commitments

At December 31, 2006, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $29.2 million. The Company has contributed $22.9 million to this plan during fiscal year 2007 and estimates making additional contributions in 2008 in the range of $1.0 million to $3.0 million.

At December 31, 2007, ITG had capital expenditure commitments totaling $24.7 million, the majority of which related to the ITG-PP Joint Venture, Cone Denim de Nicaragua and Cone Denim (Jiaxing) as described above. ITG plans to fund these commitments from a combination of cash provided by operations and borrowings under its Bank Credit Facility as well as through other external sources of financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2007, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of Interpretation No. 45. The Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under SFAS Nos. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. At December 31, 2007, the fair market value of ITG’s commodity derivative portfolio was $1.5 million. Changes in the commodity derivatives’ fair values are recorded in the consolidated statements of operations in cost of goods sold, and in other (income) expense for contracts related to international start-up initiatives that have not began consumption of cotton in operations.

The Company uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. For 2007, 2006 and 2005 the Company did not designate any of these instruments as hedges under hedge accounting rules; therefore, the changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for all periods presented.

In March 2007, BST Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million and a fixed rate of 4.10% through November 2008. Also in March 2007, BST Holdings entered into an interest rate floor agreement with a notional amount of €125.0 million and a fixed rate of 3.905% through November 2008. At December 31, 2007, the fair market value of BST Holdings’ interest rate derivatives was $0.8 million. Changes in the interest rate derivatives’ fair values are recorded in the consolidated statements of operations in interest expense.

Gains and losses on derivative instruments were as follows: $2.7 million gain in 2007, $0.8 million loss in 2006, $0.2 million gain in the three months ended December 31, 2005, and $0.4 million gain in the 2005 fiscal year ended October 2, 2005.

Contractual Obligations

The following table aggregates ITG’s contractual obligations (including those described above) related to long-term debt, non-cancelable leases, capital purchase obligations and other obligations at December 31, 2007.

	Payments Due by Period (in thousands)
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Long term debt including related interest payments	$513,742	$31,020	$321,307	$149,095	$12,320
Capital lease obligations	15,941	3,481	5,688	4,244	2,528
Operating lease obligations	19,154	4,224	6,307	5,778	2,845
Capital purchase obligations (1)	24,715	23,585	999	131	—
Other obligations (2)	59,353	59,353	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	16,700	—	2,579	494	13,627

Total	$649,605	$121,663	$336,880	$159,742	$31,320

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on ITG’s balance sheet as of December 31, 2007, as ITG had not yet received the related goods or taken title to the property. These capital purchase obligations relate primarily to capital equipment for the ITG-PP, Co. Joint Venture, Cone Denim de Nicaragua and Cone Denim (Jiaxing) facilities.
(2)	Other obligations include uncertain tax positions of $4.3 million recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes”, as well as payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of December 31, 2007 these unrecorded obligations primarily included $26.6 million for cotton purchase contracts, $9.7 million for wool purchase contracts and $18.8 million for yarn purchase contracts.

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

Critical Accounting Policies, Assumptions and Estimates

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

Accounts Receivable, net. Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, customers’ financial position; past payment history; cash flows and management capability; historical loss experience; and economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. The Company records sales returns as a reduction to sales, cost of sales and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability.

Inventory Valuation. Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered. Inventories are valued at the lower of cost or market value. Cost of certain components of inventories in the United States is determined using the dollar value last-in, first-out (LIFO) method. All other inventories are valued principally using the first-in, first-out (FIFO) or average cost methods. Each month, ITG reviews its inventory to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise. For those items in inventory that are so identified, ITG estimates their market value based on historical and current realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, ITG writes down its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold.

Marketable Securities. The Company classifies its equity securities into trading or available-for-sale. Trading securities are acquired and held principally for the purpose of selling them in the near term. All securities not included in trading are classified as available-for-sale. Both trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings in the period in which the impairment is deemed to occur, and a new cost basis for the security is then established.

Goodwill, Intangible Assets and Deferred Charges. Goodwill represents the excess of cost over fair value of assets of businesses acquired in the automotive safety, narrow fabrics and all other segments. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. When the estimated fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, with a charge to operations in the period in which impairment is determined. Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method and are charged to interest expense.

Impairment of Long-lived Assets. In accordance with SFAS No. 144 long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Goodwill and intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” ITG has chosen the last day of the third quarter of its fiscal year as the date to perform its annual goodwill impairment test. ITG reviews the estimated useful lives of intangible assets at the end of each reporting period. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life.

Pensions and Postretirement Benefits. The valuation of pension and other postretirement benefit plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets, and liabilities. These assumptions include discount rates, investment returns, projected benefits and mortality rates. The actuarial assumptions used are reviewed annually and compared with external benchmarks to assure that they fairly account for future obligations. The discount rate is determined by projecting the plans expected future benefit payments as defined for the projected obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. Returns on investments are based on long-term expectations given current investment objectives and historical results.

Insurance. Insurance liabilities are recorded based upon the claim reserves established through actuarial methods and estimates, as well as historical claims experience, demographic factors, severity factors, expected trend rates and other actuarial assumptions. To mitigate a portion of its insurance risks, ITG maintains insurance for individual claims exceeding certain dollar limits. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The accruals associated with the exposure to these liabilities, as well as the methods used in such evaluations, are reviewed by management for adequacy at the end of each reporting period and any adjustments are currently reflected in earnings.

Revenue Recognition. Sales are recorded upon shipment, or in certain circumstances, upon the designation of specific goods for later shipment at a customer’s request with the related risk of ownership passing to such customer (“bill and hold” sales). The Company discourages the use of bill and hold sales in all situations except for sales of off-quality goods, commission finishing and certain sales contracts with the U.S. government. Under the Company’s written bill and hold policy, a standardized bill and hold agreement (a “BHA”) must be used for all such transactions. The BHA provides that the risks of ownership must have passed to the buyer and that the buyer has the expected risk of loss in the event of a decline in the market value of goods, the ordered goods must have been segregated from the Company’s other available for sale inventory and not be subject to being used to fill other orders, the product must be complete and ready for shipment as stated in the BHA, the date by which the Company expects payment and whether the Company has modified its normal billing and credit terms for this buyer. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statement of operations.

Stock-Based Compensation. Prior to 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, in accounting for stock options granted under its stock option plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, SCI adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires companies to recognize compensation cost on a prospective basis. Therefore, prior years’ financial statements have not been recast. For stock-based awards granted in the future, if any, the Company will recognize compensation expense based on the estimated grant date fair value using the Black-Scholes option-pricing model. Prior to the completion of the Combination, SCI had no unvested awards as of January 1, 2006 and did not grant, modify, repurchase or cancel any awards subsequent to its adoption of SFAS No. 123(R) on January 1, 2006. Therefore, the adoption of SFAS No. 123(R) had no effect on SCI’s financial position or results of operations for the fiscal year ended December 31, 2006. In connection with the presentation, for financial reporting purposes, of Former ITG’s financial results as those of the predecessor entity upon completion of the Combination, Former ITG adopted SFAS No. 123(R) on October 20, 2006. The $3.2 million fair value of vested stock options issued in connection with the Combination was included in the purchase price of SCI common stock exchanged for the minority interest of Former ITG. Unvested stock options issued in connection with the Combination are amortized over the remaining vesting periods as compensation expense based on the grant date fair value. In a change from previous standards, Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Therefore, excess tax benefits related to stock option exercises in 2005 are reflected in the 2005 statement of operations.

Income Taxes. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. Significant judgments are required in order to determine the realizability of the deferred tax assets. In assessing the need for a valuation allowance, management evaluates all significant available positive and negative evidence, including estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

Derivative Instruments. ITG accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under these statements, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. During 2007, 2006 and 2005, ITG did not have any instruments that were designated as hedging instruments and therefore, the changes in fair value of the derivative instruments were recognized in current earnings during the period of change.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations-Revised” (“SFAS No. 141R”). This new standard replaces SFAS No. 141, “Business Combinations”. SFAS No. 141R requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” be identified in the process. The statement requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair value. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. SFAS No. 141R is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This new standard requires that ownership interest held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control are to be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No. 160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”), which defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. It does not require any new fair value measures and is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007, however on December 14, 2007, the FASB issued a proposed staff position (“FSP FAS 157-b”) which would delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of this statement as it relates to its financial assets and financial liabilities will have a material impact on its consolidated financial statements, and the Company is currently evaluating the potential impact, if any, as it relates to its nonfinancial assets and nonfinancial liabilities. The Company is required to adopt SFAS No. 157 beginning on January 1, 2008. SFAS No. 157 is required to be applied prospectively, except as it would apply to certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company expects that the adoption of SFAS No. 159 will not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its bank credit agreements, which provide for borrowings at variable interest rates. An interest rate increase would have a negative impact to the extent ITG borrows against the bank credit agreements. The actual impact would be dependent on the level of borrowings actually incurred. As of December 31, 2007, ITG’s total principal amount outstanding under bank credit facilities with variable interest rates was approximately $341 million. The Company also has entered into interest rate cap and floor agreements each with notional amounts of €125.0 million. Assuming for illustrative purposes only that the interest rates in effect and the amounts outstanding under these bank credit facilities and interest rate derivatives on December 31, 2007 remain constant, an increase in interest rates of 1.0% would have a negative impact of approximately $3.4 million on interest expense over the next twelve months. Similarly, assuming for illustrative and comparative purposes only that the interest rates in effect and the amount outstanding under the Company’s bank credit facilities on December 31, 2006 had remained constant for ITG in 2007, an increase in interest rates of 1.0% would have had a negative impact of approximately $1.0 million on annual interest expense for 2007. The increase in the negative impact is due primarily to the higher level of borrowings at December 31, 2007 compared to December 31, 2006 as a result of the BST Acquisition and the start up of international initiatives.

Commodity Price Risk

ITG enters into commodity forward, futures and option contracts agreements for cotton and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material prices. Cotton is the primary raw material for ITG’s denim fabric manufacturing operations. ITG has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. At December 31, 2007, the fair market value of ITG’s commodity derivative portfolio was $1.5 million. Based on ITG’s derivative portfolio as of December 31, 2007, the potential change in fair value of commodity derivative instruments, assuming a 1% adverse change in the underlying commodity price, would equal approximately $0.2 million. The analysis disregards changes in the exposures inherent in the underlying hedged item; however, ITG expects that any gain or loss in fair value of the derivatives portfolio would be substantially offset by increases or decreases in raw material market prices.

Foreign Currency Risk

ITG’s international operations, as well as other transactions denominated in foreign currencies, expose ITG to currency exchange rate risks. In order to reduce the risk of certain foreign currency exchange rate fluctuations, ITG periodically enters into forward contracts to buy foreign currencies with U.S. dollars for periods and amounts consistent with the related underlying forecasted cash outflows. The instruments used for hedging are readily marketable exchange-traded forward contracts with banks. ITG monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in 2007 was a $2.8 million gain. It is unknown what the effect of foreign currency rate fluctuations will be on ITG’s financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, ITG’s consolidated financial condition could be materially adversely affected. Based on amounts outstanding at December 31, 2007, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which ITG has operations would result in a reduction or addition of approximately $0.2 million in operating income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in Items 15(a)(1) and (2) of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, under the supervision and with the participation of its principal executive and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, and the results of the audit process described below, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Exchange Act Rules 13a-15(f) and 15d-15(f) for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting, was effective as of December 31, 2007. Management has excluded BST Holdings from its assessment of internal control over financial reporting, since BST Holdings was acquired by the Company in 2007. BST Holdings represented approximately 33% of the Company’s consolidated assets at December 31, 2007 and approximately 28% of the Company’s consolidated net sales for 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file with the SEC the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file with the SEC the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as described below, in accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file with the SEC the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

The information required to be disclosed in this Item 12 by Item 201(d) of Regulation S-K is included in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” hereof.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file with the SEC the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G.(3) of Form 10-K, the registrant intends to file with the SEC the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The Company’s consolidated financial statements, related notes thereto and reports of our independent registered public accounting firms required by Item 8 are listed in the index on page F-1 herein.

(2) Unless otherwise attached, all financial statement schedules are omitted because they are not applicable or the required information is shown in the Company’s consolidated financial statements or the notes thereto.

(3) Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation of International Textile Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2007)

3.3	Amended and Restated Bylaws of International Textile Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

4.1	Form of Stockholders Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., WLR Recovery Fund II, L.P., WLR Recovery Fund III, L.P. and WLR/GS Master Co-Investment, L.P., and the other investors from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

4.2	Form of Senior Subordinated Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

4.3	Form of Subordinated Promissory Note relating to $25.0 million aggregate principal amount of borrowings from certain investment funds

*10.1	Safety Components International, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

	*10.1.1	Form of Stock Option Agreement - Class A and B (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

	*10.1.2	Form of Stock Option Agreement - Class C (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

*10.2	International Textile Group, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.3	International Textile Group, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.4	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Joseph L. Gorga (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.5	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Gary L. Smith (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.6	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Kenneth T. Kunberger (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.7	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Thomas E. McKenna (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.8	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and J. Derrill Rice (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.9	Form of Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.10	Form of the Company’s Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.30.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005)

*10.11	Form of the Company’s Amended and Restated Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.12	Description of arrangement regarding certain management services provided by W.L. Ross & Co. LLC to International Textile Group, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.13	Credit Agreement, dated as of December 29, 2006, by and among International Textile Group, Inc. and certain of its subsidiaries as borrowers, General Electric Capital Corporation, as agent, and the lenders and others party thereto (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.14	Amendment No. 1 to Credit Agreement, dated January 19, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.15	Amendment No. 2 to Credit Agreement, dated January 31, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.16	Amendment No. 3 to Credit Agreement, dated February 15, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.17	Limited Waiver and Amendment No. 4 to Credit Agreement, dated February 28, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.18	Amendment No. 5 to Credit Agreement, dated March 30, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.19	Limited Waiver to Credit Agreement, dated as of April 20, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.20	Amendment No. 6 to Credit Agreement, dated as of April 30, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.21	Amendment No. 7 to Credit Agreement, dated as of June 6, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.22	Amendment No. 8 to Credit Agreement, dated as of May 31, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.23	Amendment No. 9 to Credit Agreement, dated as of November 16, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.24	Amendment No. 10 to Credit Agreement, dated as of March 31, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.25	Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.26	Limited Waiver to Term Loan Agreement, dated as of April 20, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.27	Amendment No. 1 to Term Loan Agreement, dated as of June 6, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.28	Amendment No. 2 to Term Loan Agreement, dated as of November 16, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other signatory lenders thereto

10.29	Amendment No. 3 to Term Loan Agreement and Amendment No. 1 to Subordinated Guaranty and Security Agreement, dated as of November 16, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.30	Stock Exchange Agreement, dated as of March 8, 2007, by and between WLR Recovery Fund III, L.P., the other individuals listed on the signature page thereto and International Textile Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.31	Debt Exchange Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., and WLR Recovery Fund II, L.P. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.32	Term and Revolving Loan Agreement, dated December 8, 2006 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.33	Amendment Agreement relating to a €155,000,000 Term and Revolving Facilities Agreement, dated April 1, 2007 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.34	Waiver Letter, dated June 4, 2007, relating to €155,000,000 Term and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.35	Amendment Agreement relating to €155,000,000 Term and Revolving Facilities Agreement dated as of June 4, 2007 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.36	Waiver Letter, dated June 11, 2007, relating to €155,000,000 Term and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.37	Letter of Waiver and Consent, dated November 15, 2007, relating to €155,000,000 Term Loan and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.38	Senior Subordinated Note Purchase Agreement, dated as of June 6, 2007, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.39	Agreement and Plan of Merger, dated as of August 29, 2006, by and among Safety Components International, Inc., SCI Merger Sub, Inc. and International Textile Group Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

14.1	International Textile Group, Inc. Standards of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of KPMG, LLP

23.2	Consent of PricewaterhouseCoopers, LLP

31.1	Certification of CEO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gary L. Smith
Gary L. Smith
Executive Vice President and Chief Financial Officer

Date:	April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Joseph L. Gorga	Director, President and Chief	April 15, 2008
Joseph L. Gorga	Executive Officer

/s/ Wilbur L. Ross, Jr.	Director, Chairman of the Board	April 15, 2008
Wilbur L. Ross, Jr.

/s/ Gary L. Smith	Director, Executive Vice President	April 15, 2008
Gary L. Smith	and Chief Financial Officer
(Principal Financial Officer)

/s/ Gail A. Kuczkowski	Vice President and Chief	April 15, 2008
Gail A. Kuczkowski	Accounting Officer
(Principal Accounting Officer)

/s/ Stephen W. Bosworth	Director	April 15, 2008
Stephen W. Bosworth

/s/ Michael J. Gibbons	Director	April 15, 2008
Michael J. Gibbons

/s/ David H. Storper	Director	April 15, 2008
David H. Storper

/s/ Daniel D. Tessoni	Director	April 15, 2008
Daniel D. Tessoni

/s/ David L. Wax	Director	April 15, 2008
David L. Wax

/s/ Pamela K. Wilson	Director	April 15, 2008
Pamela K. Wilson

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the twelve months ended October 2, 2005	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the twelve months ended October 2, 2005

F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005 and the twelve months ended October 2, 2005	F-7

Notes to Consolidated Financial Statements	F-8

SUPPLEMENTAL SCHEDULE:

II Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheets of International Textile Group, Inc. and Subsidiary Companies as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the twelve months ended October 2, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Safety Components International, Inc. for the period December 3, 2005 to December 31, 2005, which statements reflect total assets constituting 29 percent at December 31, 2005 and total revenues constituting 10 percent of the related consolidated totals for the three–month period ended December 31, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Safety Components International, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc. and Subsidiary Companies as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the twelve months ended October 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1, in order to comply with the requirements of U.S. generally accepted accounting principles, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No, 87, 88, 106, and 132 (R), as of December 31, 2006, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, as of January 1, 2007.

/s/ KPMG LLP
Charlotte, North Carolina
April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

International Textile Group, Inc. and Subsidiary Companies

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Safety Components International, Inc. (the “Company”) for the period from December 3, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully discussed in Note 8, the Company is dependent on International Textile Group, Inc. for the financing of its operations.

/s/ PricewaterhouseCoopers LLP
Spartanburg, South Carolina
March 15, 2006, except for Notes 8 and 17 as to which the date is April 12, 2007

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31, 2007	December 31, 2006
		(As Recast)
Assets
Current assets:
Cash and cash equivalents	$29,417	$61,921
Accounts receivable, less allowances of $11,882 and $10,182, respectively	128,657	122,966
Sundry notes and receivables	18,127	21,450
Inventories	198,192	189,173
Deferred income taxes	1,713	1,407
Prepaid expenses	5,731	5,255
Other current assets	8,692	9,379

Total current assets	390,529	411,551
Investments in and advances to unconsolidated affiliates	2,294	2,265
Property, plant and equipment, net	466,102	313,597
Assets held for sale	—	2,053
Intangibles and deferred charges, net	28,585	29,341
Goodwill	54,405	53,593
Deferred income taxes	6,896	11,374
Other assets	15,110	4,258

Total assets	$963,921	$828,032

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,306	$9,913
Short-term borrowings	24,297	8,934
Accounts payable	72,437	75,397
Sundry accounts payable and accrued liabilities	45,409	64,817
Income taxes payable	5,499	3,277
Deferred income taxes	1,035	309

Total current liabilities	152,983	162,647
Bank debt and other long-term obligations, net of current maturities	349,895	283,033
Senior subordinated notes	88,623	—
Unsecured subordinated notes - related party	25,363	67,458
Note payable to joint venture partner	2,940	—
Deferred income taxes	11,484	12,150
Other liabilities	15,852	31,098

Total liabilities	647,140	556,386
Minority interest	20,289	19,047
Stockholders’ equity:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 8,577,440 shares issued and outstanding, aggregate liquidation value of $214,436 at December 31, 2007)	214,436	—
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,469,333 and 17,479,972 shares issued and outstanding at December 31, 2007 and 2006, respectively)	175	175
Capital in excess of par value	130,360	216,811
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
(Accumulated deficit) retained earnings	(64,770)	23,931
Accumulated other comprehensive income, net of taxes	16,702	12,093

Total stockholders’ equity	296,492	252,599

Total liabilities and stockholders’ equity	$963,921	$828,032

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations

(amounts in thousands, except per share data)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005

		(As Recast)
Net sales	$1,010,853	$733,521	$125,422	$633,466
Cost of goods sold	915,675	671,260	117,748	559,461

Gross profit	95,178	62,261	7,674	74,005

Selling and administrative expenses	85,948	72,047	10,065	59,257
Bad debt expense	1,847	2,789	255	64
Expenses associated with certain share transactions	5,531	4,350	2,965	—
Stock-based compensation and related cash bonus expense	1,754	1,318	195	5,236
Start-up costs on international initiatives	23,262	4,595	344	1,268
Gain on disposal of assets	(464)	(769)	(1,276)	(2,432)
Settlement/curtailment gain on retiree medical plans	—	(321)	—	(8,153)
Provision for special termination benefit	—	3,227	—	—
Provision for restructuring and impairment	24,316	11,602	(407)	6,949

Income (loss) from operations	(47,016)	(36,577)	(4,467)	11,816

Other income (expense):
Interest income	2,207	1,835	661	534
Interest expense	(33,220)	(8,515)	(947)	(5,183)
Write-off of deferred financing fees	—	(1,054)	—	—
Other income (expense)	7,346	11,519	(22)	901

	(23,667)	3,785	(308)	(3,748)

Income (loss) from continuing operations before income taxes, equity in income (losses) of unconsolidated affiliates and minority interest	(70,683)	(32,792)	(4,775)	8,068
Income tax (expense) benefit	(11,559)	(4,754)	1,731	(2,187)
Equity in income (losses) of unconsolidated affiliates	19	(847)	(690)	2,714
Minority interest in losses of consolidated subsidiaries	5,777	2,899	26	92

Income (loss) from continuing operations	(76,446)	(35,494)	(3,708)	8,687
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(4,988)	(13,976)	342	(1,806)
Gain on disposals, net of income taxes	1,274	—	—	—

Income (loss) from discontinued operations	(3,714)	(13,976)	342	(1,806)
Extraordinary loss, net of income taxes of $1,663	—	—	—	(2,837)

Net income (loss)	$(80,160)	$(49,470)	$(3,366)	$4,044

Net income (loss)	$(80,160)	$(49,470)	$(3,366)	$4,044
Accrued preferred stock dividend	(12,568)	—	—	—
Accretion of preferred stock discount	(5,229)	—	—	—

Net income (loss) applicable to common stock	$(97,957)	$(49,470)	$(3,366)	$4,044

Net income (loss) per common share, basic:
Income (loss) from continuing operations	$(6.07)	$(2.30)	$(0.30)	$0.89
Income (loss) from discontinued operations	(0.24)	(0.91)	0.03	(0.18)
Extraordinary loss	—	—	—	(0.30)

	$(6.31)	$(3.21)	$(0.27)	$0.41

Net income (loss) per common share, diluted:
Income (loss) from continuing operations	$(6.07)	$(2.30)	$(0.30)	$0.85
Income (loss) from discontinued operations	(0.24)	(0.91)	0.03	(0.17)
Extraordinary loss	—	—	—	(0.27)

	$(6.31)	$(3.21)	$(0.27)	$0.41

Weighted average number of shares outstanding, basic	15,528	15,395	12,431	9,767
Weighted average number of shares outstanding, diluted	15,528	15,395	12,431	10,581

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(Amounts in thousands, except share data)

	Preferred stock		Common stock		Capital in excess of par value	Treasury stock amount	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balance at October 3, 2004	—	$—	10,000	$—	$38,325	$—	$62,838	$—	$101,163
Stock dividend	—	—	13,416,405	134	—	—	(134)	—	—
Issuances of common stock	—	—	1,536,459	15	12,891	—	—	—	12,906
Awards issued under ITGH Equity Incentive Plan	—	—	915,000	9	(9)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	3,102	—	—	—	3,102
Conversion of unsecured subordinated notes to common stock	—	—	884,092	10	6,649	—	—	—	6,659
Net income	—	—	—	—	—	—	4,044	—	4,044

Balance at October 2, 2005	—	—	16,761,956	168	60,958	—	66,748	—	127,874
Comprehensive loss for the three months ended December 31, 2005:
Net loss	—	—	—	—	—	—	(3,366)	—	(3,366)
Minimum pension liability adjustment								(296)	(296)
Foreign currency translation adjustment	—	—	—	—	—	—	—	162	162

Net comprehensive loss	—	—	—	—	—	—	—	—	(3,500)
Amortization of unearned compensation	—	—	—	—	194	—	—	—	194
Forfeiture of restricted nonvested stock	—	—	(10,000)	—	—	—	—	—	—
Contribution of capital upon change of control	—	—	—	—	1,000	—	—	—	1,000
Merger with Safety Components International, Inc. (SCI):
SCI shares outstanding on December 2, 2005	—	—	5,385,147	—	46,671	(411)	10,019	7,872	64,151
Conversion of ITGH shares (see Note 2)	—	—	(5,386,222)	—	—	—	—	—	—

Balance at December 31, 2005	—	—	16,750,881	168	108,823	(411)	73,401	7,738	189,719
Comprehensive loss for the twelve months ended December 31, 2006 (as recast):
Net loss	—	—	—	—	—	—	(49,470)	—	(49,470)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,610	4,610
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	296	296
Unrealized loss on derivatives	—	—	—	—	—	—	—	(295)	(295)

Net comprehensive loss	—	—	—	—	—	—	—	—	(44,859)
Adjustment to initially apply FASB Statement No. 158, net of taxes	—	—	—	—	—	—	—	(256)	(256)
Exercise of stock options	—	—	122,000	1	1,254	—	—	—	1,255
Amortization of unearned compensation	—	—	—	—	865	—	—	—	865
Forfeiture of restricted nonvested stock	—	—	(4,748)	—	—	—	—	—	—
Purchase of minority interest	—	—	(255)	—	21,993	—	—	—	21,993
Acquisition of BST on December 8, 2006	—	—	—	—	83,876	—	—	—	83,876
Stock dividend	—	—	612,094	6		—	—	—	6

Balance at December 31, 2006 (as recast)	—	—	17,479,972	175	216,811	(411)	23,931	12,093	252,599
Comprehensive loss for the twelve months ended December 31, 2007:
Net loss	—	—	—	—	—	—	(80,160)	—	(80,160)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,500	4,500
Actuarial losses on benefit plans, net of taxes								(345)	(345)
Settlement gain on pension plan, net of taxes	—	—	—	—	—	—	—	159	159
Reclassification adjustment for derivative losses included in net loss, net of tax	—	—	—	—	—	—	—	295	295

Net comprehensive loss	—	—	—	—	—	—	—	—	(75,551)
Amortization of unearned compensation	—	—	—	—	1,469	—	—	—	1,469
Forfeiture of restricted nonvested stock	—	—	(5,926)	—	—	—	—	—	—
Cancellation of shares	—	—	(4,713)	—	(16)	—	—	—	(16)
Issuance of preferred stock	8,074,715	196,639	—	—	5,228	—	—	—	201,867
Merger with BST on April 1, 2007	—	—	—	—	(83,876)	—	—	—	(83,876)
Preferred stock dividends	502,725	12,568	—	—	(9,256)	—	(3,312)	—	—
Accretion of preferred stock discount	—	5,229	—	—	—	—	(5,229)	—	—

Balance at December 31, 2007	8,577,440	$214,436	17,469,333	$175	$130,360	$(411)	$(64,770)	$16,702	$296,492

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005

		(As Recast)
OPERATIONS
Net income (loss)	$(80,160)	$(49,470)	$(3,366)	$4,044
Adjustments to reconcile net income (loss) to cash provided by (used in) operations
Noncash portion of extraordinary loss	—	—	—	4,000
Provision for restructuring and impairment	23,593	18,646	(407)	6,949
Provision for special termination benefit		3,227	—	—
Settlement/curtailment gain on retiree medical plans	—	(321)	—	(8,153)
Provision for bad debts	1,847	2,789	255	64
Depreciation and amortization of fixed assets	32,330	13,733	1,264	994
Amortization of intangibles and deferred financing costs	8,217	1,259	152	510
Amortization of stock-based compensation	1,470	865	194	3,102
Deferred income taxes	3,357	10,098	(164)	1,431
Equity in (income) losses of unconsolidated affiliates	(19)	847	690	(2,714)
Minority interest in losses of consolidated subsidiaries	(5,777)	(2,898)	(26)	(92)
Gain on disposal of assets	(3,209)	(12,790)	(1,733)	(2,432)
Write-off of deferred financing fees	—	1,054	—	—
Noncash interest expense	9,520	1,253	—	415
Foreign currency exchange (gains) losses	606	(33)	(85)	(531)
Contributions to pension plan	(22,900)	—	—	(2,150)
Payment of interest on payment-in-kind notes	—	(5)	—	(386)
Change in operating assets and liabilities:
Accounts receivable	(3,250)	29,685	28,807	35,383
Inventories	(3,735)	9,778	(3,352)	25,440
Other current assets	(1,577)	1,532	(3,940)	(2,058)
Accounts payable and accrued liabilities	(39,579)	(22,877)	(16,371)	(20,230)
Income taxes payable	2,222	(4,895)	(31)	(3,541)
Other	(1,294)	(1,971)	1,388	(7,617)

Net cash (used in) provided by operating activities	(78,338)	(494)	3,275	32,428

INVESTING
Capital expenditures	(170,521)	(88,351)	(5,404)	(14,118)
Acquisition of businesses, net of cash acquired	—	(21,797)	—	(6,868)
Merger with Safety Components International, Inc.	—	—	6,207	—
Merger with BST U.S. Holdings, Inc.	—	40,730	—	—
Proceeds from sale of property, plant and equipment	6,908	4,593	589	2,992
Proceeds from sale of investments	6,993	10,000	—	—

Net cash (used in) provided by investing activities	(156,620)	(54,825)	1,392	(17,994)

FINANCING
Proceeds from issuance of senior subordinated notes	80,000	—	—	—
Proceeds from issuance of term loans	50,827	41,536	—	4,400
Repayment of term loans	(10,371)	(51,659)	(1,367)	(4,742)
Proceeds from issuance of unsecured subordinated notes	25,000	68,210	—	—
Net borrowings (repayments) under revolver loans	4,916	36,497	(2,242)	(10,957)
Borrowings (repayments) of short-term bank notes	7,418	2,763	(986)	1,975
Advance under capital lease obligation	—	—	—	1,016
Repayment of advance under capital lease obligation	—	—	—	(1,016)
Redemption of payment-in-kind notes in lieu of interest	—	(2,000)	—	(12,920)
Payment of financing fees	(5,466)	(4,368)	(15)	(351)
Repayment of capital lease obligations	(9,584)	(1,263)	(120)	(356)
Increase (decrease) in checks issued in excess of deposits	(2,114)	1,643	1,317	(1,733)
Proceeds from issuance of preferred stock	50,000	—	—	—
Capital contributions/loans from minority shareholders	10,106	15,664	2,449	490
Contribution of capital upon change of control	—	—	1,000	—
Proceeds from issuance of common stock	—	—	—	8,906
Proceeds from exercise of stock options	—	972	—	—
Tax benefit from exercise of stock options	—	283	—	—

Net cash provided by (used in) financing activities	200,732	108,278	36	(15,288)

Effect of exchange rate changes on cash and cash equivalents	1,722	227	204	572

Net change in cash and cash equivalents	(32,504)	53,186	4,907	(282)
Cash and cash equivalents at beginning of period	61,921	8,735	3,828	4,110

Cash and cash equivalents at end of period	$29,417	$61,921	$8,735	$3,828

Supplemental disclosure of cash flow information:
Cash (refunds) payments of income taxes, net	$(2,560)	$1,959	$1,928	$2,588
Cash payments for interest	$26,141	$6,675	$1,156	$5,150
Noncash investing and financing activities:
Exchange of unsecured subordinated notes for preferred stock	$67,992	$—	$—	$—
Issuance of preferred stock for acquisition of businesses	$83,876	$—	$—	$—
Capital lease obligations incurred to acquire assets	$10,174	$1,433	$—	$1,789
Acquisition of equipment using trade credits	$940	$2,451	$—	$—
Sale of property, plant and equipment for note receivable	$—	$—	$1,500	$—
Conversion of unsecured subordinated notes to common stock	$—	$—	$—	$6,659

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements

Note 1 Significant Accounting Policies

(a)	Nature of Business

International Textile Group, Inc. (including, when the context requires, its consolidated subsidiaries, the “Company” or “ITG”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with current and planned operations principally in North America, Europe, Asia, South Africa and Nicaragua. The Company considers its five primary markets to be automotive safety (including airbag fabric and airbag cushions); bottom-weight woven apparel fabrics (including denim, synthetic and worsted fabrics); government uniform fabrics (including fabrics for military dress uniforms and battle dress uniforms); interior furnishings fabrics; and specialty fabrics and services (including commission printing and finishing, and value added technical fabrics used in a variety of niche government, industrial and commercial applications).

(b)	Principles of Consolidation

The consolidated financial statements include the financial statements of International Textile Group, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company owns 20% to 50% of the voting stock or has significant influence are accounted for using the equity method. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R).

(c)	Cash and Cash Equivalents

Cash and cash equivalents include time deposits and other short-term investments with an original maturity of three months or less; at times such amounts do exceed Federal Deposit Insurance Corporation limits.

(d)	Accounts Receivable, net

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

Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered. Inventories are valued at the lower of cost or market value. Cost of certain components of inventories in the United States is determined using the dollar value last-in, first-out (LIFO) method (see Note 3). All other inventories are valued principally using the first-in, first-out (FIFO) or average cost methods. Each month, ITG reviews its inventory to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise. For those items in inventory that are so identified, ITG estimates their market value based on historical and current realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, ITG writes down the value of its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold.

(f)	Marketable Securities

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

(g)	Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of the investee. This method of accounting is used for unconsolidated affiliated companies in which the Company holds 20% or more of the voting stock of the investee, but no more than 50%. Investments in less than 20% of the voting stock of an unconsolidated affiliated company are accounted for using the cost method. The Company’s equity in earnings and currency translation adjustments may be recorded on up to a one-quarter delay basis. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down when the carrying amount is not considered fully recoverable.

(h)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of minimum lease payments and amortization charges are included in depreciation expense. Depreciation and amortization of property, plant, and equipment is calculated over the estimated useful lives of the related assets principally using the straight-line method: 15 years for land improvements, 10 to 40 years for buildings and 2 to 12 years for machinery, fixtures, and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or betterments of significant items are capitalized.

(i)	Goodwill, Intangible Assets and Deferred Charges

Goodwill represents the excess of cost over fair value of assets of businesses acquired in the automotive safety, narrow fabrics and all other segments. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. When the estimated fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, with a charge to operations in the period in which impairment is determined.

Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method and are charged to interest expense.

(j)	Assets Held for Sale and Discontinued Operations

At December 31, 2007 and 2006, the Company had productive assets held for sale (property, plant and equipment related to discontinued operations) at an estimated fair value, net of disposal costs, of $0.0 million and $2.1 million, respectively (see Note 20). The Company allocated interest to discontinued operations based on debt that is required to be repaid as a result of the disposal transactions. Amounts allocated to and included in discontinued operations for 2007, 2006 and 2005 were $0.1 million, $1.1 million and $0.9 million, respectively, and $0.3 million for the three months ended December 31, 2005.

(k)	Impairment of Long-lived Assets

In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. Goodwill and intangible assets determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has chosen the last day of the third quarter of its fiscal year as the date to perform its annual goodwill impairment test. The Company reviews the estimated useful lives of intangible assets at the end of each reporting period. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life.

(l)	Pensions and Postretirement Benefits

As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The valuation of pension and other postretirement benefit plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets, and liabilities. These assumptions include discount rates, investment returns, projected benefits and mortality rates. The actuarial assumptions used are reviewed annually and compared with external benchmarks to assure that they fairly account for future obligations. The discount rate is determined by projecting the plans expected future benefit payments as defined for the projected obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. Returns on investments are based on long-term expectations given current investment objectives and historical results.

(m)	Insurance

Insurance liabilities are recorded based upon the claim reserves established through actuarial methods and estimates, as well as historical claims experience, demographic factors, severity factors, expected trend rates and other actuarial assumptions. To mitigate a portion of its insurance risks, the Company maintains insurance for individual claims exceeding certain dollar limits. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The accruals associated with the exposure to these liabilities, as well as the methods used in such evaluations, are reviewed by management for adequacy at the end of each reporting period and any adjustments are currently reflected in earnings.

(n)	Revenue Recognition

Sales are recorded upon shipment or, in certain circumstances, upon the designation of specific goods for later shipment at a customer’s request with the related risk of ownership passing to such customer (“bill and hold” sales). The

Company discourages the use of bill and hold sales in all situations except for sales of off-quality goods, commission finishing and certain sales contracts with the U.S. government. Under the Company’s written bill and hold policy, a standardized bill and hold agreement (a “BHA”) must be used for all such transactions. The BHA provides that the risks of ownership must have passed to the buyer and that the buyer has the expected risk of loss in the event of a decline in the market value of goods, the ordered goods must have been segregated from the Company’s other available for sale inventory and not be subject to being used to fill other orders, the product must be complete and ready for shipment as stated in the BHA, the date by which the Company expects payment and whether the Company has modified its normal billing and credit terms for this buyer. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statement of operations. At December 31, 2007, 2006 and 2005, the Company was holding bill and hold products with gross margins of $0.3 million, $2.9 million and $4.2 million, respectively. The Company has considered the revenue recognition provisions of FASB Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Taxes assessed by a governmental authority that are imposed directly on a revenue-producing transaction are presented on a net basis in the consolidated statements of operations.

(o)	Start-up Costs on International Initiatives

As the Company continues to implement its global expansion strategy, certain costs related to its activities are expensed as incurred and reported separately in operations as Start-up Costs on International Initiatives in the consolidated statements of operations. Such costs primarily include travel costs, legal and consulting fees, and expenses incurred during the start-up phase of new operations that cannot be capitalized under United States generally accepted accounting principles. The Company ceases to classify such costs as start-up costs when the operation is fully operational.

(p)	Income Taxes

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statement of operations. Significant judgments are required in order to determine the realizability of the deferred tax assets. In assessing the need for a valuation allowance, management evaluates all significant available positive and negative evidence, including estimates of future taxable income and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. The Company adopted the provisions of FASB Final Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, on January 1, 2007.

(q)	Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Under these statements, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. During 2007, ITG did not have any instruments that were designated as hedging instruments and therefore, the gain or loss is recognized in current earnings during the period of change.

(r)	Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of SFAS No. 143, Accounting for Asset Retirement Obligations, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Any recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. The Company accrues for losses associated with environmental remediation obligations not within the scope of SFAS No. 143 when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environment remediation obligations are not discounted to their present value.

(s)	Stock-Based Compensation

The Company’s Equity Incentive Plan is described more fully in Note 14. Prior to fiscal 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, in accounting for stock options granted under its stock option plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, SCI (as defined below) adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires companies to recognize compensation cost on a prospective basis. Therefore, prior years’ financial statements have not been recast. For stock-based awards granted in the future, if any, the Company will recognize compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. Prior to the completion of the Merger, SCI had no unvested awards as of January 1, 2006 and SCI did not grant, modify, repurchase or cancel any awards subsequent to SCI’s adoption of Statement 123(R) on January 1, 2006. Therefore, the adoption of Statement 123(R) had no effect on SCI’s financial position or results of operations for the fiscal year ended December 31, 2006. ITGH (as defined below) adopted Statement 123(R) upon the completion of the Merger (as defined below) with SCI on October 20, 2006. The $3.2 million fair value of vested stock options issued in connection with the Merger was included in the purchase price of SCI common stock exchanged for the minority interest of ITGH (see Note 2). Unvested stock options issued in connection with the Merger are amortized on a straight-line basis over the entire remaining vesting periods as compensation expense based on the grant date fair value. These fair value estimates utilized the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 4.74% to 4.77%, dividend yields of 0%, expected volatility of 43% to 47%, and expected lives of the options of 4.7 to 6.0 years.

In a change from previous standards, Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Therefore, excess tax benefits related to stock option exercises in 2005 are reflected in operating activities. Share-based compensation cost that has been included in income from continuing operations amounted to $1.8 million for the year ended December 31, 2007, including related cash bonus expense of $0.3 million. There was no income tax benefit recognized in the statement of operations for share-based compensation arrangements in 2007. Share-based compensation cost that has been included in income from continuing operations amounted to $1.3 million for the year ended December 31, 2006, including related cash bonus expense of $0.5 million. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $0.3 million for the year ended December 31, 2006.

The following table illustrates the effect on net income (loss) for the fiscal year ended October 2, 2005 and the three months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock plans prior to adoption of Statement 123(R) on January 1, 2006.

For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ service periods with forfeitures recognized as they occurred, based on the following weighted-average assumptions: a risk-free interest rate of 4.15%; a dividend yield of 0%; and a weighted-average expected life of the options of 7 years (in thousands, except per share amounts).

	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Net income (loss), as reported	$(3,366)	$4,044
Add: Total stock-based employee compensation expense included in net income, net of tax	128	2,047
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(167)	(2,487)

Pro forma net income (loss)	$(3,405)	$3,604

Per common share, basic and diluted:
Net income (loss), as reported	$(0.27)	$0.41
Pro forma net income (loss)	$(0.27)	$0.37

(t)	Foreign Currency Translation

Financial statements of certain of the Company’s foreign operations are prepared using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expenses are translated at average monthly exchange rates. Net changes resulting from such translation are recorded as a component of translation adjustments in “accumulated other comprehensive income” as a component of stockholders’ equity in the accompanying Consolidated Balance Sheets. The Company has determined that the United States dollar is the appropriate functional currency for certain of its subsidiaries. Accordingly, the translation effects of these financial statements are included in the results of operations in “other (income) expense, net.”

(u)	Fair Value of Financial Instruments

The consolidated financial statements include financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The Company is not able to estimate the fair value of its senior subordinated notes or its unsecured subordinated notes because these notes are not publicly traded and were originally issued in privately-negotiated transactions. However, based on changes in general credit markets and the Company’s financial results since the issuance of these notes, the Company estimates that any similar debt instruments could have been issued on less favorable terms had the Company issued these notes on December 31, 2007. The carrying amount of the Company’s other long-term debt instruments at December 31, 2007 and 2006 approximated fair market value based on prevailing market rates. The Company’s other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

(v)	Segment Information

The Company reports its financial results in five reportable segments: automotive safety, bottom-weight woven apparel fabrics, narrow fabrics, development stage and all other. The reporting of the Company’s operations in five reportable segments, as recast, is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). Prior to and during the Company’s quarter ended March 31, 2007, the Company had seven reportable segments. As a result of the acquisition of BST Holdings as described above, and the subsequent integration of the Company’s automotive businesses, beginning in the Company’s quarter ended June 30, 2007, the Company determined that it operated in four reportable segments for which separate financial information was available and upon which operating results were evaluated on a timely basis to assess performance and to allocate resources. Beginning in fourth quarter of 2007, the narrow fabrics business met the criteria to be presented as a separate reportable segment under U.S. generally accepted accounting principles. Prior to that quarter, the narrow fabrics business was included in the all other segment.

(w)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to consolidated financial statements. Estimates are based upon historical factors, current circumstances and the experience and judgment of its management. Actual results could differ from those estimates. Significant estimates made by management include allowance for doubtful accounts receivable, write downs of inventories, fair value assumptions in analyzing goodwill and long-lived asset impairments, contingencies and other accruals, and realizability of deferred tax assets. Management believes that its estimates included in the financial statements, including for these matters, are reasonable.

(x)	Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. Costs associated with research and development for the 2007, 2006 and 2005 fiscal years were $10.6 million, $7.3 million, and $5.1 million, respectively, and were $1.5 million for the three months ended December 31, 2005.

(y)	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were approximately $1.0 million, $1.4 million, and $1.3 million during the 2007, 2006 and 2005 fiscal years, respectively, and $0.3 million during the three months ended December 31, 2005, and were recorded as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

(z)	Fiscal Year and Change in Year End

The Company uses a calendar fiscal year from January 1 to December 31. Prior to completion of the Merger, the Company used a 52 – 53 week fiscal year that ended on the Sunday nearest September 30 (see Note 2).

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. It does not require any new fair value measures and is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007, however on December 14, 2007, the FASB issued a proposed staff position (“FSP FAS 157-b”) which would delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not anticipate that the adoption of this statement as it relates to its financial assets and financial liabilities will have a material impact on its consolidated financial statements, and the Company is currently evaluating the potential impact, if any, as it relates to its nonfinancial assets and nonfinancial liabilities The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except as it would apply to certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. Statement No. 159 is effective for the Company beginning January 1, 2008. The Company expects that the adoption of Statement No. 159 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This new standard requires that ownership interests held by parties other than the parent be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control are to be accounted for as equity transactions; and when a controlling interest is not retained by the parent, any retained equity investment will be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No. 160 is effective for business combinations which occur in fiscal years beginning on or after December 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 R “Business Combinations” (“SFAS No. 141R”). Statement No. 141R establishes principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, goodwill and any noncontrolling interest in the acquiree at full fair value on the acquisition date. Statement No. 141R also provides guidance to determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Statement No. 141R is effective for the Company in fiscal years beginning January 1, 2009 and earlier adoption is prohibited. In a change from current standards, Statement No. 141R requires that costs related to acquisitions that are not associated with issuing debt or equity securities be expensed as incurred.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentations.

Note 2 Business and Basis of Presentation

On October 20, 2006, ITG Holdings, Inc. (“ITGH”) and Safety Components International, Inc. (“SCI”) completed the merger (the “Merger”) of ITGH with and into a wholly owned subsidiary of SCI (see “2006 Merger of ITGH and SCI” below). Upon the effective time of the Merger, ITGH became a wholly owned subsidiary of SCI and SCI changed its name to International Textile Group, Inc. (the “Company”). Subsequent to the Merger, ITGH was merged into the Company. On April 1, 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings LLC (f/k/a BST U.S. Holdings, Inc. “BST Holdings”) (see “2007 BST Acquisition” below).

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

In March 2005, the Company agreed to settle a lawsuit with the Pension Benefit Guaranty Corporation, or PBGC, by issuing common stock of the Company valued at $4.0 million, plus $0.5 million of cash. The cost of this settlement was treated as a purchase price adjustment and was recorded as an extraordinary loss, net of tax, in the 2005 fiscal year consolidated statement of operations in accordance with United States generally accepted accounting principles.

2005 Acquisitions

In January 2005, the Company purchased certain assets of Cleyn & Tinker, the leading Canadian worsted wool manufacturer, including inventories, accounts receivables, and intellectual properties (including the Cleyn & Tinker tradename), for $10.2 million. The assets acquired failed to meet the definition of a business under SFAS No. 141, Business Combinations, which would have required recording the assets at fair values. Purchased assets were recorded at the purchase price as set out in the acquisition agreement.

In August 2005, the Company purchased certain assets from HLC Industries, Inc. representing its H. Landau division (a worldwide supplier of specification and commercial military uniform fabrics) for $6.9 million in cash. The operating results of the H. Landau division from that date were included in the Company’s Carlisle Finishing business, which operates as a commission printing and finishing supplier for apparel and interior furnishings products. The purchase was treated as the purchase of a business under SFAS No. 141, and assets acquired included inventory valued at $3.9 million, intangible assets valued at $0.3 million, and goodwill valued at $2.7 million.

2005 SCI Stock Purchase by Affiliates of WLR

On September 23, 2005, Zapata Corporation (“Zapata”), the then-owner of 77.3% of SCI’s outstanding common stock, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with WLR Recovery Fund III, L.P. (“WLR III”) to sell to WLR III all of its shares of SCI’s common stock. On September 26, 2005, Zapata, WLR III and WLR II (collectively referred to as the “WLR Recovery Funds”) entered into Amendment No. 1 and Joinder Agreement (“Amendment No. 1”), which joined WLR II as a party to the Stock Purchase Agreement. Amendment No. 1 provided that WLR II and WLR III would purchase 241,419 and 3,920,975 shares of the SCI’s common stock, respectively. The purchase price of $12.30 per share, or $51.2 million in the aggregate, was paid in immediately available funds at the closing of the transaction on December 2, 2005. SCI was an independent supplier of high quality automotive airbag fabric and airbag cushions for automotive airbag modules, with operations in North America, Europe, South Africa and China.

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

Parras Cone Acquisition

On June 30, 2006, ITGH completed the acquisition of the remaining 50% equity interest of the Parras Cone joint venture not already owned by ITGH from Compania Industrial de Parras S.A. de C.V. for a purchase price of approximately $27.0 million and the pro rata assumption of debt. This acquisition increased current assets in the amount of $34.8 million (including $5.5 million of cash), property, plant and equipment in the amount of $17.0 million, current liabilities in the amount of $15.8 million and long-term liabilities in the amount of $8.8 million. The acquisition has been accounted for under SFAS No. 141, Business Combinations. The results of operations of Parras Cone have been included in the consolidated financial statements of the Company since June 30, 2006.

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

SFAS No. 141, Business Combinations, states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS No. 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. In accordance with Emerging Issues Task Force 02-5, Definition of ‘Common Control’ in Relation to SFAS No. 141, Business Combinations, WLR obtained control of ITGH in March 2004 and, as a result of the acquisition of control of SCI by WLR on December 2, 2005, common control of both companies existed commencing December 2, 2005 through and including the date of the Merger. Guidance issued by the SEC states that, in the context of a merger of two companies under common control, the predecessor company for financial statement presentation purposes in the transaction will generally be the entity first acquired or controlled by the parent of the entities that are to be combined. Due to the fact SCI and ITGH were under common control at the time of the Merger, the transfer of assets and liabilities of ITGH were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the Merger is viewed as a change in reporting entity and, as a result, requires recasting of the entity’s financial statements for all periods prior to the year ended December 31, 2006, pursuant to SFAS No. 141 and SFAS No. 154. The new reporting entity reflects in its financial statements the results of each entity only during the relevant periods in which those entities were controlled by WLR. As a result, the financial statement presentation herein reflects ITGH as being the historical accounting entity, as WLR controlled ITGH prior to acquiring a controlling interest in SCI. SFAS No. 141 specifies that the financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, the receiving entity should present the statement of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. The Merger occurred on October 20, 2006 and, under these guidelines, the Company has reflected SCI’s results of operations in its statements of operations and cash flows for the fiscal year ended December 31, 2006 as if the Merger had occurred on January 1, 2006. Generally, financial statements and financial information presented for prior years should also be recast to furnish comparative information. In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods prior to the combination generally are recast on a combined basis to furnish comparative information. However, the SEC staff has indicated that, in “as-if pooling-of-interests” accounting, the financial statements of the previously separate entities should not be combined for periods prior to the date that common control was established. Accordingly, the consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations, stockholders’ equity and cash flows for the Company’s three month transition period ended December 31, 2005 are recast to include SCI’s financial position information as of December 31, 2005 and its results of operations from the period from December 3, 2005 to December 31, 2005. Furthermore, the consolidated statements of operations, stockholders’ equity and cash flows for ITGH’s fiscal year ended October 2, 2005 are not recast and therefore reflect only ITGH’s results of operations. The Company has reported herein transition period results of operations and cash flows for the three month period ended December 31, 2005 to reconcile the different fiscal year-ends of SCI and ITGH.

The Company accounted for the acquisition of the minority interest of ITGH using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations , and FASB Technical Bulletin (“FTB”) No. 85-5, Issues Relating to Accounting for Business Combinations. Under these rules, the original minority interest effectively is purchased, and a new minority interest in a different subsidiary is created. Thus, for the portion of the Merger consideration that involved the exchange of SCI common stock for the minority interest of ITGH, the Company applied the purchase method of accounting, thereby recording a step up in basis of fixed assets in the amount of $7.1 million that was allocated to worldwide fixed assets based on their relative fair values. This amount included $3.9 million as the difference between the fair value of the minority interest’s 1,285,127 common shares of $18.8 million and the minority interest’s percentage of total stockholders’ equity at the acquisition date of $14.9 million, plus $3.2 million representing the fair value of vested stock options issued in connection with the Merger.

2007 BST Acquisition

On April 1, 2007, the Company completed the acquisition of BST Holdings from affiliates of WLR and certain other stockholders of BST Holdings. On December 8, 2006, BST Holdings had acquired the business and operations of BST Safety Textiles Holding GmbH (“BST Safety Textiles”). BST Safety Textiles, based in Maulburg, Germany, was a leading international manufacturer of flat and one piece woven fabrics for automotive air bags as well as narrow fabrics for seat belts and military and technical uses. Pursuant to the agreement governing the BST Acquisition, the Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of series A preferred stock of the Company. Prior to the BST Acquisition, affiliates of WLR owned approximately 98.1% of BST Holdings.

In accordance with Emerging Issues Task Force 02-5, common control of ITG and BST Safety Textiles is deemed to have existed beginning on December 8, 2006, the date that BST Holdings acquired BST Safety Textiles. As a result, the subsequent transfer of the assets and liabilities of BST Safety Textiles to ITG was accounted for as an “as-if pooling-of-interests,” at WLR’s historical cost at December 8, 2006, including its necessary purchase accounting adjustments. Accordingly, the consolidated balance sheet of the Company as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the Company have been recast to include BST Safety Textiles’ assets and results of operations beginning as of December 9, 2006. The consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the Company prior to December 9, 2006 have not been recast to give effect to the BST Acquisition. The acquisition of the minority interest of BST Holdings, which was accounted for using the purchase method of accounting in accordance with SFAS No. 141, did not result in material adjustments.

The BST Acquisition increased the Company’s total assets by approximately $338.0 million as of December 31, 2006. The effect of the BST Acquisition on the 2006 consolidated statement of operations was $0.6 million. The following unaudited pro forma condensed combined financial information is designed to show how the BST Acquisition and the acquisition by the Company in June 2006 of the 50% equity interest in its Parras Cone joint venture (“Parras Cone”) not then-owned by the

Company (together, the “2006 Acquisitions”) might have affected ITG’s historical results of continuing operations if such acquisitions had occurred on January 1, 2006. The unaudited pro forma condensed combined statements of continuing operations give effect to the 2006 Acquisitions as if they occurred on the first day of the Company’s fiscal year ended December 31, 2006. The unaudited pro forma condensed combined financial information has been prepared by the management of the Company for illustrative purposes only and is not indicative of the recast historical results of operations that will be presented in future filings with the SEC in accordance with the rules and regulations described above, and is not necessarily indicative of the results that actually would have been realized had the 2006 Acquisitions been completed at the beginning of the specified periods or at any other time, nor those to be expected at any time in the future.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS OF ITG AND BST

For the Year Ended December 31, 2006

(amounts in thousands, except per share data)

	ITG	BST(A)	Pro Forma Combined ITG and BST	Parras Cone Acquisition	Pro Forma Adjustments Relating to 2006 Acquisitions		Pro Forma
Net sales	$720,916	$275,135	$996,051	$29,667	$—		$1,025,718
Cost of goods sold	660,734	244,064	904,798	28,063	1,148	(1)	934,009

Gross profit	60,182	31,071	91,253	1,604	(1,148)		91,709
Selling and administrative expenses	72,441	20,288	92,729	2,744	(550	)(1)	94,923
Stock-based compensation and related cash bonus expense	1,318	—	1,318	—	—		1,318
Start-up costs on international initiatives	4,595	—	4,595	—	—		4,595
Gain on disposal of property, plant and equipment	(769)	—	(769)	—	—		(769)
Expenses associated with certain share transactions	4,350	—	4,350	—	—		4,350
Provision for restructuring, special termination benefit and impairment	14,829	—	14,829	—	—		14,829

Income (loss) from operations	(36,582)	10,783	(25,799)	(1,140)	(598)		(27,537)
Other income (expense):
Interest income	1,509	951	2,460	90	—		2,550
Interest expense	(6,937)	(7,652)	(14,589)	(543)	(6,092	)(2)	(21,224)
Write-off of deferred financing fees	(1,054)	—	(1,054)	—	—		(1,054)
Other income (expense)	10,846	—	10,846	(884)	—		9,962

Income (loss) from continuing operations before income taxes	(32,218)	4,082	(28,136)	(2,477)	(6,690)		(37,303)
Income tax (expense) benefit	(5,913)	(6,641)	(12,554)	(5,674)	3,625	(3)	(14,603)
Equity in earnings (losses) of unconsolidated affiliates	(847)	—	(847)	—	1,076	(4)	229
Minority interest net income	2,899	—	2,899	—	—		2,899

Net loss from continuing operations	$(36,079)	$(2,559)	$(38,638)	$(8,151)	$(1,989)		$(48,778)

(A)	Includes the historical financial results of BST for the period from January 1, 2006 to December 8, 2006, which have been converted to U.S. dollars based on the average exchange rate for the period, as well as the following unaudited historical financial results of BST for the period from December 9, 2006 to December 31, 2006:

Net sales	$12,141
Loss from operations	$(996)
Net loss	$(937)
(1)	To increase depreciation and amortization expense on new bases of BST assets; to eliminate management and marketing fees paid to the former 50% owner of Parras Cone; and to record reduced depreciation expense on fixed assets written-down upon acquisition of the remaining 50% ownership interest of Parras Cone on June 30, 2006.
(2)	Represents pro forma interest expense to finance the acquisition of BST and the remaining 50% interest in Parras Cone not already owned by ITG, and the elimination of BST interest expense related to indebtedness repaid upon the acquisition of BST.
(3)	To record income tax effects of pro forma income (loss).
(4)	To eliminate equity in earnings (loss) of Parras Cone.

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	December 31, 2007	December 31, 2006
Inventories at FIFO:
Raw materials	$42,673	$30,191
Stock in process	52,739	46,907
Produced goods	97,873	108,617
Dyes, chemicals and supplies	15,874	14,267

	209,159	199,982
Excess of FIFO over LIFO	(10,967)	(10,809)

Total	$198,192	$189,173

Inventories valued using the LIFO method comprised approximately 44% and 51% of consolidated inventories at December 31, 2007 and 2006, respectively.

Note 4 Investments in and Advances to Unconsolidated Affiliates

The Company owns 50% of each of Summit Yarn LLC and Summit Yarn Holdings (together, “Summit Yarn,” a joint venture formed to build and operate a cotton open-end and ring spun yarn manufacturing facility in Mexico). The Company previously owned 50% of Mafatlal Burlington Industries Limited (“Mafatlal”), a joint venture formed to build and operate a vertically integrated denim manufacturing facility in India. In March 2006, ITG exited Mafatlal because it did not align with ITG’s preferred partnership structure, which includes entering into joint venture arrangements where ITG maintains a controlling interest, and the right to market 100% of the denim produced at any such facility. Other income of $9.2 million in 2006 was a result of the gain on the sale of ITG’s 50% interest in Mafatlal during March 2006.

The Company owned a 50% interest in a denim manufacturer in Mexico, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), formed to build and operate a denim manufacturing facility in Parras, Mexico. On June 30, 2006, the Company completed the acquisition of the remaining 50% equity interest of the Parras Cone joint venture not already owned by the Company for a purchase price of approximately $27.0 million and the pro rata assumption of debt. The acquisition reflects purchase accounting adjustments under SFAS No. 141.

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

The aggregate summarized unaudited financial information of the Company’s investments in unconsolidated affiliates is set forth below. The December 31, 2007 and 2006 balance sheet information includes Summit Yarn and NxGen. The December 31, 2005 balance sheet information includes Summit Yarn, Parras Cone, Mafatlal and NxGen. The October 2, 2005 balance sheet information includes Summit Yarn, Parras Cone and Mafatlal. The December 31, 2007 income statement information includes the results of operations of Summit Yarn and NxGen for the year ended December 31, 2007. The December 31, 2006 income statement information includes the results of operations of Summit Yarn and NxGen for the year ended

December 31, 2006, the results of operations of Mafatlal for the three months ended March 31, 2006, and the results of operations of Parras Cone for the six months ended June 30, 2006. The December 31, 2005 income statement information includes the results of operations of Summit Yarn, Mafatlal and Parras Cone for the three month period ended December 31, 2005 and the results of operations of NxGen for the one month period ended December 31, 2005. The income information for the fiscal year ended October 2, 2005 includes the results of operations of Summit Yarn, Mafatlal and Parras Cone (in thousands).

	December 31, 2007	December 31, 2006	December 31, 2005	October 2, 2005
Current assets	$13,048	$13,064	$52,403	$61,204
Noncurrent assets	11,869	13,775	99,929	102,213
Current liabilities	2,562	4,595	19,176	28,684
Noncurrent liabilities	106	51	8,554	9,014
Net sales	48,624	45,115	19,507	321,755
Gross profit	2,738	2,292	550	17,717
Net income (loss)	56	(288)	(1,537)	5,771

The Company assigned no values to long-term assets acquired in connection with the formation of ITG Holdings, Inc. (except for long-term assets applicable to minority interest) due to the existence of negative goodwill in accordance with United States generally accepted accounting principles (see Note 2). Accordingly, no value was assigned to investments in unconsolidated affiliates or to a note receivable from Summit Yarn with an outstanding balance of $5.6 million at November 10, 2003. At December 31, 2007 and 2006, the Company’s recorded investment in Summit Yarn was $8.9 million less than the value of its interest in Summit Yarn equity due to these purchase accounting adjustments. During the year ended December 31, 2007, this note was fully repaid with the Company receiving principal payments of $0.9 million. For the year ended December 31, 2006, the Company received payments on this note of $0.3 million, $0.7 million during the three months ended December 31, 2005, and $3.2 million during 2005 fiscal year, which are recorded as a decrease to cost of goods sold in the consolidated statements of operations. The Company discontinues applying the equity method of accounting for its investments that are reduced to zero in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. If such affiliates subsequently report net income, the equity method will be applied after the Company’s share of that net income equals the share of net losses not recognized during the period that application of the equity method was suspended.

Note 5 Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Land and land improvements	$11,900	$10,470
Buildings	123,647	87,441
Leasehold improvements	1,347	1,326
Machinery and equipment	324,479	205,499
Construction in progress	88,351	67,845
Equipment under capital leases	13,751	4,459

	563,475	377,040
Less:
Accumulated depreciation	96,690	62,958
Accumulated amortization on capital leases	683	485

	$466,102	$313,597

Depreciation and amortization expense related to property, plant and equipment was $32.3 million, $13.7 million and $1.0 million for the 2007, 2006 and 2005 fiscal years, and $1.3 million for the three months ended December 31, 2005.

Note 6 Goodwill, Intangible Assets and Deferred Charges

Goodwill, intangible assets and deferred charges are comprised of the following (in thousands):

		December 31, 2007			December 31, 2006
	Range of Life (Years)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Goodwill	N/A	$54,405	$—	$54,405	$53,593	$—	$53,593

Other intangible assets	N/A	200	—	200	200	—	200
Amortizable intangible assets and deferred charges:
Patents	13-20	3,572	(1,104)	2,468	3,368	(863)	2,505
Customer relationships	5-6	18,658	(3,977)	14,681	16,902	(254)	16,648
Deferred financing costs	2-7	16,029	(4,838)	11,191	10,049	(129)	9,920
Other	4.5	100	(55)	45	100	(32)	68

Total		$38,559	$(9,974)	$28,585	$30,619	$(1,278)	$29,341

In connection with the BST Acquisition, on December 8, 2006 the Company recorded intangible assets including goodwill of $51.2 million, $17.0 million related to customer relationships, $1.8 million related to patents and $6.1 million related to deferred financing costs. Primarily as a result of negative operating results in the narrow fabrics business and a slowdown in the U.S. automobile market, operating profits and cash flows were lower than expected in 2007. A goodwill impairment loss of $1.5 million was recognized in the narrow fabrics segment and is reflected in “Provision for restructuring and impairment” in the consolidated statement of operations for 2007. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

Amortization expense for intangibles and deferred charges for the 2007, 2006 and 2005 fiscal years was $8.7 million, $1.2 million and $0.5 million, respectively, and $0.2 million for the three months ended December 31, 2005. The estimated amortization expense for intangibles and deferred charges, based on current balances, for the next five years is as follows (in thousands):

2008	$9,292
2009	8,002
2010	5,089
2011	4,234
2012	500
Thereafter	1,268

Note 7 Sundry Accounts Payable and Accrued Expenses

The major categories of sundry accounts payable and accrued expenses are as follows (in thousands):

	December 31, 2007	December 31, 2006
Accrued salaries and benefits	$14,548	$9,456
Health insurance reserves	2,573	4,022
Current portion of pension obligation	—	5,865
Reserves related to restructuring and early retirement severance and benefits	6,644	9,542
Checks issued in excess of deposits	846	2,960
All other	20,798	32,972

Total	$45,409	$64,817

Note 8 Long-Term Debt and Short-Term Borrowings

Total outstanding debt of the Company consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Revolving loans:
ITG	$58,654	$57,710
BST	11,100	6,863
Term loans:
Burlington Morelos S.A. de C.V.	11,229	15,000
BST	177,520	165,254
Cone Denin (Jiaxing) Limited	34,942	22,095
Jiaxing Burlington Textile Company	11,390	8,771
ITG-PP Joint Venture	10,754	—
Cone Denim de Nicaragua	25,000	—
Senior subordinated notes	88,623	—
Unsecured subordinated notes - related party	25,363	67,458
Capitalized lease obligations	12,210	11,695
Other notes payable	4,342	5,558

Total debt	471,127	360,404
Less: current portion of long-term debt	(4,306)	(9,913)

Total long-term portion of debt	$466,821	$350,491

Revolving and term loans

On December 29, 2006, the Company and certain of its subsidiaries entered into a $165.0 million credit agreement with General Electric Capital Corporation and certain other signatories thereto (the “Bank Credit Agreement”). Also on December 29, 2006, the Company’s wholly owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a $15.0 million term loan agreement (the “Term Loan Agreement”) with General Electric Capital

Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009. In November 2007, in connection with an amendment to the Term Loan Agreement the Company prepaid $2.8 million under the Term Loan Agreement.

The Bank Credit Agreement provides for a revolving credit facility, including a letter of credit sub-facility, in the aggregate amount of up to $165.0 million (the “Revolving Credit Facility”). The Bank Credit Agreement also contains a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. Proceeds from borrowings under the Revolving Credit Facility were and may be used to (i) refinance certain indebtedness that existed as of December 29, 2006, (ii) provide for working capital, capital expenditures and other general corporate purposes and (iii) fund certain expenses associated with the Bank Credit Agreement and the Term Loan Agreement.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and such subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than BST Holdings and its U.S. subsidiaries) and a pledge by the Company of 65% of the stock of certain of its foreign subsidiaries (other than foreign subsidiaries of BST Holdings). The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”).

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

Borrowing availability under the Bank Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. At December 31, 2007, approximately $30.7 million of additional borrowings were available under this facility. The interest rate on borrowings under the Bank Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus an applicable margin) or the LIBOR plus an applicable margin. At December 31, 2007, there was $58.7 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 6.9%. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At December 31, 2007, there was $11.2 million outstanding under the Term Loan Agreement.

Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. In addition, beginning on May 29, 2008, the calculated value of the property, plant and equipment component of the borrowing base will be reduced on a quarterly basis by an amount predetermined according to a 7-year straight-line amortization schedule.

Pursuant to the terms of the Term Loan Agreement, mandatory prepayments are required thereunder if Parras Cone sells assets that are part of the borrowing base thereunder. In addition, amortization payments by the Mexican Holding Company are required in the amount of $0.3 million per quarter, with a final payment of the remaining outstanding principal due at maturity.

BST Holdings is a party to a credit facility (the “BST Facility”) consisting of a €30 million (approximately $44 million at December 31, 2007) revolving credit facility (the “BST Revolver”) of which $20.0 million was temporarily unavailable at December 31, 2007, a €98 million (approximately $144 million at December 31, 2007) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. At December 31, 2007, approximately $13.1 million of additional borrowings were available under this facility. The obligations of BST Holdings under the BST Facility are secured by substantially all of the assets of BST Holdings’ subsidiaries and a pledge by BST Holdings of the stock of its subsidiaries (which subsidiaries are engaged only in the conduct of BST’s business). The BST Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage and debt coverage ratios which are calculated quarterly and a fixed charge coverage ratio which is calculated semiannually, restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments. The BST Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the BST Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. At December 31, 2007, borrowings under the BST Facility bore interest at a variable rate which was equal to EURIBOR or LIBOR, plus an applicable margin. The margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan at December 31, 2007 was 4.5%, 4.5% and 7.25%, respectively. At December 31, 2007, there was $11.1 million in U.S. dollar loans at an interest rate of 9.6% and €0.0 million in Euro loans outstanding under the BST Revolver, €98.0 million (approximately $144 million at December 31, 2007) outstanding under the First Lien Term Loan at an interest rate of 9.4%, and $33.3 million outstanding under the Second Lien Term Loan at an interest rate of 12.5%.

In the quarter ended December 31, 2007, BST Holdings and the lenders under the BST Facility modified certain of the terms and covenants contained in the BST Facility. In connection therewith, (i) the Company paid $20.0 million of the outstanding BST Revolver, and availability thereunder was temporarily reduced by such amount until completion of an agreed upon realignment of certain of the Company’s operating entities on terms satisfactory to all of the lenders under the BST Facility, and (ii) the Company prepaid €2.0 million of the First Lien Term Loan thereunder. The realignment was completed as of April 15, 2008. Under an amendment to the BST Facility, dated as of April 15, 2008, margins are increased to 5.5%, 5.5% and 14.0%, respectively, after such date, and availability under the BST Revolver was reduced to €19.8 million (approximately $31.2 million at April 15, 2008). The 14.0% margin effective after April 15, 2008 consists of a cash portion of 9.0% and a noncash payable in-kind portion of 5.0%, with the payable in-kind interest compounded semi-annually. In addition, the amended BST Facility contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively, for periods after April 15, 2008.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. At December 31, 2007, approximately $0.1 million of additional borrowings were available under this facility. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 6.8% at December 31, 2007. One-third of the total term loan amount outstanding is required to be repaid in each of June 2009, June 2010 and June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The loan is secured by the land, building, machinery and equipment of the joint venture and the agreement contains limitations on asset disposals. The shareholders of this joint venture have advanced non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is shown on the consolidated balance sheet as “Note payable to joint venture partner.”

In addition, the Company has a wholly owned subsidiary, Jiaxing Burlington Textile Company, which obtained financing from China Construction Bank in August 2006. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for term loans of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company. At December 31, 2007, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2007, outstanding borrowings under this facility were $11.4 million with a weighted average interest rate of 6.4%. The loans are secured by the land, building, machinery and equipment of this company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-PP Joint Venture, a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels but in no event later than 24 months from the first loan disbursement date. At December 31, 2007, approximately $11.5 million of additional borrowings were available under this facility. The interest rate on loans is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%. At December 31, 2007, $10.8 million was outstanding under this facility with an interest rate of 7.5%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, Cone Denim de Nicaragua, S.A. (“CDN”) entered into a term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua. The loan amounts will contribute to the financing of a denim manufacturing plant being built by CDN outside of Managua, Nicaragua. The amount of the financing totals $37 million and is for a term of seven years. At December 31, 2007, approximately $12.0 million of additional borrowings were available under this facility. Loans are repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time if and when CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement, at which time the margin is reduced to 3.5%. At December 31, 2007, $25.0 million was outstanding under this facility with an interest rate of 9.0%. The term loan is non-recourse to the Company, but is secured by certain assets of CDN.

Senior subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”). The Notes bear interest at a rate of 18.0% per annum, subject to periodic increases if the Company has not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before December 6, 2008. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. At December 31, 2007, $88.6 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of BST Holdings and an intercompany note issued by BST Holdings to ITG on April 15, 2008 in connection with the previously described realignment. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

Unsecured subordinated notes

As of December 31, 2007, the Company had borrowed a total of $25.0 million original principal amount from three funds affiliated with WLR pursuant to three unsecured subordinated notes each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semiannually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2007, $25.4 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. As of December 31, 2006, the Company had borrowed a total of $67.5 million from affiliates of WLR pursuant to five unsecured subordinated demand notes. The unsecured subordinated demand notes bore interest at 4.78%, which was compounded semiannually. Accrued but unpaid interest was converted to additional principal amounts on the last day of each month. The unsecured subordinated demand notes were classified as long-term at December 31, 2006 because the Company had entered into a preferred stock commitment agreement whereby in the event that the lender demanded payment, in whole or in part, of the notes at any time before April 1, 2008, then the lender would, upon the request of ITG, receive shares of a newly created series of preferred stock of the Company in exchange for the aggregate amount of principal, together with accrued interest thereon, of the notes that were the subject of any such payment demand. On March 2, 2007, these notes, and accrued interest, were exchanged for shares of Preferred Stock (as defined below — see Note 13).

As of December 31, 2007, aggregate maturities of long-term debt for each of the next five years based on the contractual terms of the instruments were as follows: $4.3 million in 2008, $278.4 million in 2009, $26.0 million in 2010, $111.7 million in 2011 and $37.0 million in 2012.

Other

The Company capitalizes interest cost as a component of the cost of construction in progress. Such capitalized interest is included in capital expenditures in the consolidated statements of cash flows. The following is a summary of interest cost incurred during 2007, 2006, and 2005 in both continuing and discontinued operations (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Interest cost capitalized	$5,614	$771	$119	$—
Interest cost charged to income	33,315	9,566	1,207	6,063

Total interest cost incurred	$38,929	$10,337	$1,326	$6,063

Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2007, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2007 or December 31, 2006.

Short-term borrowings

Various subsidiaries of the Company had short-term borrowing arrangements with banks in the aggregate amount of $24.3 million at December 31, 2007 and $8.9 million at December 31, 2006, with weighted average interest rates of 6.9% and 7.5%, respectively.

Note 9 Leases

As of December 31, 2007, minimum future obligations under capital leases and noncancelable operating leases were as follows (in thousands):

	Capital leases	Operating leases
2008	$3,481	$4,224
2009	3,100	3,339
2010	2,588	2,968
2011	2,348	2,923
2012	1,896	2,855
Later years	2,528	2,845

Total minimum lease payments	15,941	$19,154

Less interest portion of payments	3,731

Present value of future minimum lease payments	$12,210

Capital leases are primarily for production machinery and equipment. Interest rates are imputed at 6.7% to 10.8%. Operating leases pertain to office facilities and a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For the 2007, 2006 and 2005 fiscal years, rental expense for all operating leases was $6.9 million, $6.4 million and $6.9 million, respectively. For the three months ended December 31, 2005, rental expense for all operating leases was $1.6 million.

Note 10 Income Taxes

The Company is a majority owned subsidiary of International Textile Holdings, Inc. (“ITH”). ITH had filed a consolidated U.S. federal income tax return that includes the taxable income of the Company through October 20, 2006. After that date, ITH was no longer a member of the Company’s consolidated U.S. federal income tax group because its ownership percentage of the Company dropped below 80% (see Note 2). The Company records U.S. federal income tax expense based on its share of federal consolidated net income of ITG through October 20, 2006. Safety Components International, Inc. (“SCI”) and ITG Holdings, Inc. (“ITGH”) filed separate U.S. tax returns through October 20, 2006. Subsequent to that date, the Company’s tax returns include the results of both entities. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions. The sources of income (loss) from continuing operations before income taxes, equity in income (loss) of unconsolidated affiliates, minority interest and extraordinary items were as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
United States	$(66,283)	$(42,538)	$(5,183)	$84
Foreign	(4,400)	9,746	408	7,984

Total	$(70,683)	$(32,792)	$(4,775)	$8,068

Total income tax expense (benefit) was allocated as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Continuing operations	$11,559	$4,754	$(1,731)	$2,187
Discontinued operations	—	—	193	(1,016)
Extraordinary items	—	—	—	(1,663)
Capital in excess of par value	—	(283)	—	—
Other comprehensive income	—	167	(167)	—

Total	$11,559	$4,638	$(1,705)	$(492)

Income tax expense (benefit) attributable to income from continuing operations consisted of (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Current:
United States	$(35)	$(2,209)	$(2,509)	$1,116
Foreign	8,142	(3,143)	1,179	(360)

Total current	8,107	(5,352)	(1,330)	756

Deferred:
United States	327	7,619	(750)	(664)
Foreign	3,125	2,487	349	2,095

Total deferred	3,452	10,106	(401)	1,431

Total	$11,559	$4,754	$(1,731)	$2,187

Income tax expense (benefit) for 2007 and 2006 is different from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income tax expense and extraordinary gain as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
U.S. federal tax at statutory rate	$(24,739)	$(11,477)	$(1,672)	$2,824
State income taxes, net of federal effect	(1,516)	(3,100)	(39)	(132)
Foreign income taxed at other rates	5,221	(3,669)	56	(824)
Foreign affiliate sale with higher tax basis	—	(2,253)	—	—
Change in uncertain tax positions	2,837	—	—	—
Effect of changes in tax laws	4,633	—	—	—
Reconciliation of prior year provision to tax returns filed	227	(306)	—	—
Foreign earnings taxed in the U.S.	4,716	—	—	—
Non-deductible transaction costs	1,207	—	—	—
State tax credits	414	(7,930)	(1,047)	(10,191)
Other	1,657	343	71	319
Change in valuation allowances	16,902	33,146	900	10,191

	$11,559	$4,754	$(1,731)	$2,187

On October 1, 2007, Mexico enacted a new tax law (“IETU”) to replace the existing tax on net assets (the “asset tax”) which is effective beginning January 1, 2008. The rate imposed under the IETU will gradually increase from 16.5 percent in 2008 to 17.5 percent in 2010. The existing income tax (“ISR”) will remain in effect and companies will be required to pay the higher of IETU or ISR. According to Notice 2008-3 issued by the Internal Revenue Service (“IRS”) on December 10, 2007, the IRS and the U.S. Department of Treasury are currently reviewing whether the IETU tax is creditable against U.S. income tax, but until the study is concluded, the IRS will not challenge a taxpayer’s position that the IETU tax is creditable. As a result of the new IETU, the Company has prepared projections to determine whether each Mexican entity will pay taxes based on ISR or IETU. Entities expecting to pay IETU tax have recalculated their deferred taxes as of December 31, 2007 based on IETU tax law. The impact of this change in tax law was a tax expense of $8.3 million and was recorded as a component of tax expense in continuing operations during the quarter ended December 31, 2007. This amount was offset by a corresponding reduction in valuation allowance in the amount of $1.0 million. The net impact of this tax law change was a tax expense of $7.3 million in consolidated income tax expense in 2007.

On August 14, 2007, Germany enacted the 2008 Business Tax Reform Act that reduced the nominal corporate tax rate in Germany from 37.4 percent in 2007 to 28.1 percent beginning in 2008. The majority of the related provisions are effective beginning January 1, 2008. As a result, deferred income taxes for the Company’s German subsidiaries were revalued based on the period in which the temporary differences are projected to reverse. The impact of this change in law was $2.9 million and was recorded as a reduction to tax expense from continuing operations in 2007.

In March 2007, China approved a new Corporate Income Tax Law which is effective January 1, 2008. The new law includes a unified tax rate of 25 percent for both domestic enterprises and foreign investment enterprises (“FIEs”), and changes to current tax holidays and preferential treatments. Under the grandfather provisions of this law, existing FIEs with preferential rates will gradually phase in to the 25 percent rate during a 5 year transitional period. Therefore, those FIEs which currently are taxed at a 15 percent rate will have their tax rate increase by 2 percent each year for 5 years. Entities that are taxed subject to a fixed term tax holiday will retain the holiday until it is exhausted. If an entity has a tax holiday which has not yet commenced due to losses, the tax holiday will be deemed to begin in 2008. The impact of this change in law was to increase deferred tax assets by $0.7 million. This amount was offset by a corresponding increase in valuation allowance in the amount of $0.7 million. There was no impact of this tax law change on consolidated income tax expense in 2007.

The temporary basis differences that give rise to deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	December 31, 2007		December 31, 2006
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets
Fixed assets	$—	$16,171	$—	$25,655
Bad debt reserves	3,865	—	3,425	—
Reserve for future expenses	1,772	509	494	1,758
Employee benefits	1,518	3,610	795	4,301
Unconsolidated affiliates	712	—	701	—
Net operating loss and credit carryforwards	—	89,867	—	65,096
Goodwill and other intangibles	—	322	—	—
Other	583	4,943	1,740	4,675
Valuation allowances	(5,929)	(89,710)	(4,971)	(72,107)

Subtotal	2,521	25,712	2,184	29,378

Deferred tax liabilities
Fixed assets	—	(19,473)	—	(19,123)
Goodwill and other intangibles	—	(5,384)	—	(6,953)
Nonpermanently invested foreign earnings	—	(5,308)	(49)	(3,940)
Other	(1,843)	(135)	(1,037)	(138)

Subtotal	(1,843)	(30,300)	(1,086)	(30,154)

Total	$678	$(4,588)	$1,098	$(776)

Gross deferred tax assets as of December 31, 2007 were reduced by valuation allowances of $95.6 million for the portions of tax benefits that management considers it is more likely than not that some or all of its deferred tax assets will not be realized. The valuation allowance was increased by $18.6 million during 2007 primarily due to the increase in tax loss carryforwards generated in the U.S. In determining whether it is more likely than not that deferred tax assets would be realized, the Company evaluates various sources of expected future taxable income such as the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing taxable temporary differences and carryforwards, taxable income in prior carryback years, and tax planning strategies. The Company believes that the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. Of the $95.6 million valuation allowance at December 31, 2007, $2.0 million would reduce goodwill or other noncurrent intangible assets if the corresponding deferred tax assets are recognized in the future.

APB Opinion No. 23 Accounting For Income Taxes – Special Areas (“APB 23”) states that all earnings of a foreign subsidiary are presumed to represent temporary differences in income recorded for financial reporting purposes and taxable income (and therefore requires deferred tax liabilities to be recorded) unless management asserts that the subsidiary has invested, or will invest, its undistributed earnings indefinitely in foreign jurisdictions. If this assertion can be supported, such temporary difference is treated as a permanent difference, and no deferred tax liability is required to be recorded. The indefinite reinvestment assertion is made on a subsidiary-by-subsidiary basis. Management maintains the assertion that the undistributed earnings of the majority of its foreign subsidiaries and majority owned corporate joint ventures will be indefinitely reinvested in foreign jurisdictions; therefore no deferred tax liability has been recorded with respect to these subsidiaries’ earnings. A determination of the tax that would be due if such earnings were not indefinitely reinvested is not practicable.

The Company’s subsidiaries in China are taxed at preferential rates under a tax holiday which consists of a 0% tax rate for 2008 and 2009, a 12.5% tax rate from 2010 through 2012, and 25% thereafter. Due to current operating losses, the benefit of this tax holiday is not readily determinable. The Company’s subsidiary in Nicaragua currently operates in a free trade zone and is taxed at a 0% tax rate. Due to current operating losses, the benefit of operating in this free trade zone is not readily determinable. The Company’s subsidiary in Vietnam, which began operations in March 2007, receives a preferential tax rate of 15% for a period of 12 years and 28% thereafter. However, this entity is afforded an exemption from paying corporate income tax for the first 3 years in which taxable income is generated and is only required to pay 50% of calculated taxes for the subsequent 7 years. The Vietnamese entity currently reports an operating loss and therefore does not benefit from the tax holiday.

The Company currently has tax loss and credit carryforwards in the U.S., Mexico, Germany, and various other foreign jurisdictions. The U.S. federal tax loss carryforward as of December 31, 2007 was $135.3 million and will expire from 2025 through 2027. U.S. state loss carryforwards, prior to state apportionment, were $148.7 million at December 31, 2007 and expire on various dates. North Carolina and South Carolina jobs tax credit carryforwards of $29.4 million at December 31, 2007 expire from 2008 through 2021. When ITGH left the ITH U.S. federal consolidated group on October 20, 2006, the consolidated net operating loss (“NOL”) carryforward was allocated to each company according to the U.S. federal income tax regulations. Pursuant to these regulations, the NOL carryforward as allocated to ITG is $5.8 million lower than the NOL carryforward as determined under the tax sharing agreement between the companies. Thus, ITH has agreed to pay ITGH the amount of the tax effect of this NOL, $1.9 million, if and when ITGH is required to pay the U.S. federal income tax liability caused by the $5.8 million reduction of ITGH’s NOL carryforward. Given the large NOL carryforward, it is not certain if ITGH will actually pay U.S. federal income taxes as this liability is contingent on ITGH having sufficient future positive U.S. federal taxable income to offset the NOL carryforward. Therefore, the receivable from ITH has not been recorded in the consolidated balance sheets.

The Company adopted the provisions of FASB Final Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”) on January 1, 2007. As a result of applying the provision of FIN 48, the Company recognized an increase of $2.4 million on January 1, 2007 in its liability for uncertain tax positions, none of which had an effect on retained earnings. The liability for uncertain tax positions at December 31, 2007 relates primarily to U.S. and German tax jurisdictions. A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$4,119
Increases for tax positions taken in prior years	2,957
Decreases for tax positions taken in prior years	(2,376)

Gross unrecognized tax benefits at December 31, 2007	$4,700

Included in the liability for uncertain tax positions of $4.7 million at December 31, 2007 was $2.6 million of tax benefits that, if recognized, would reduce the effective tax rate. The $2.4 million decrease for tax positions taken in prior years relates primarily to a position recognized in fiscal year 2006 for financial reporting purposes related to a temporary item in the U.S. The Company subsequently filed its 2006 tax returns without this benefit and therefore no longer has an unrecognized tax benefit for this item. The amount of related interest and penalties accrued as of December 31, 2007 was not material to the consolidated financial statements. It is anticipated that $0.6 million of the liability for uncertain tax positions will be reduced within the next twelve months due to a January 2008 settlement with the German taxing authority.

The statute of limitations related to the Company’s consolidated U.S. federal income tax return is currently open for all tax years since the Company’s inception. The expiration of the statute of limitations related to the various state income tax returns that the Company and its subsidiaries file. The Company’s consolidated U.S. federal income tax return is not currently under examination; however, examinations by the state of North Carolina and New York City are currently in process relating to filings therein. An audit by the German taxing authority was concluded during 2007, and taxes and interest were assessed in December of 2007. The Company has received the related final settlement amount and will pay to the German taxing authority approximately $0.6 million during 2008.

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

In addition, the Company’s Burlington Industries LLC and Cone Denim LLC U.S. wholly-owned subsidiaries had contributory health care and dental plans for employees electing early retirement between the ages of 55 and 65, with dental care coverage continuing beyond the age of 65 under the Cone Denim plan. The Burlington Industries plans were closed to new members on November 10, 2003. The Cone Denim plan was available to most of its U.S. employees who elected participation through December 31, 2004, at which time it was closed to new members. On November 19, 2004, the board of directors of Former ITG approved the termination of the retiree health and dental plans effective September 30, 2005. The Burlington Industries and Cone Denim plans were merged into a new combined plan on January 1, 2005. As a result of the terminations, the Company recognized curtailment and settlement gains of $0.3 million and $8.2 million in 2006 and 2005, respectively, to reflect the reduction of the postretirement benefit liabilities recorded in the consolidated balance sheets. Burlington Industries LLC also has a noncontributory life insurance plan that was closed to new members in 1973. The Company’s policy is to fund the cost of the medical plans and the life insurance plan as expenses are incurred. The cost of postretirement benefits was accrued over the employees’ service lives.

Amounts recognized in the consolidated balance sheets related to the Burlington Industries pension and postretirement plans consist of (in thousands):

	December 31, 2007		December 31, 2006
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Current liabilities	$—	$—	$5,865	$—
Noncurrent liabilities	7,439	2,064	23,372	1,924

	$7,439	$2,064	$29,237	$1,924

Accumulated other comprehensive income - net loss	$210	$206	$—	$168

Components of net expense (benefit) and other amounts recognized in accumulated other comprehensive income for the Burlington Industries pension and postretirement plans were as follows (in thousands):

	Pension Benefits
	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Net Expense Benefit
Service cost	$—	$—	$—	$—
Interest cost	2,475	3,108	856	3,901
Expected return on plan assets, net of plan expenses	(1,501)	(2,134)	(715)	(3,632)

Net periodic expense	974	974	141	269
Recognized curtailment loss (gain)	(242)	7,036	(826)	—
Recognized settlement gains (losses)	159	(5)	289	—

Net expense (benefit)	891	8,005	(396)	269

Other Changes in Plan Assets and
Benefit Obligations Recognized in
Other Comprehensive Income
Net loss (gain)	210	(463)	—	—

Total recognized in net income and other comprehensive income	$1,101	$7,542	$(396)	$269

	Postretirement Benefits
	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Net Expense Benefit
Service cost	$—	$—	$—	$—
Interest cost	152	156	39	626
Expected return on plan assets, net of plan expenses	(49)	(97)	(26)	(56)

Net expense	103	59	13	570

Other Changes in Plan Assets and
Benefit Obligations Recognized in
Other Comprehensive Income
Net loss	38	168	—	—

Total recognized in net income and other comprehensive income	$141	$227	$13	$570

At December 31, 2007 and 2006, the Company had no liabilities recorded on the consolidated balance sheet related to the U.S. retiree health and dental plans. The funded status of the U.S. retiree health and dental plans at October 2, 2005 represented the estimated liability of the Company for claims incurred but not reported estimated to be paid during 2006. At October 2, 2005, the U.S. retiree medical plans and the life insurance plan were underfunded with an accumulated postretirement benefit obligation (APBO) of $0.8 million and $3.2 million, respectively, and plan assets of $0.1 million and $1.3 million, respectively.

Obligations, plan assets and the funded status of the Burlington Industries pension and postretirement plans were as follows (in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Change in benefit obligations:
Balance at beginning of period	$(57,393)	$(2,878)	$(63,672)	$(3,523)
Interest cost	(2,475)	(152)	(3,108)	(156)
Benefits paid	26,578	322	16,906	411
Curtailment gain (loss)	242	—	(8,096)	321
Actuarial gains (losses)	(764)	(19)	577	69

Balance at end of period	(33,812)	(2,727)	(57,393)	(2,878)

Change in fair value of plan assets:
Balance at beginning of period	28,156	954	41,977	1,280
Actual return on plan assets, net of plan expenses	1,895	31	3,085	73
Contributions by employer	22,900	—	—	12
Benefits paid	(26,578)	(322)	(16,906)	(411)

Balance at end of period	26,373	663	28,156	954

Funded status at end of year	$(7,439)	$(2,064)	$(29,237)	$(1,924)

Weighted average assumptions used to determine net cost of the Burlington Industries pension and postretirement plans for the 2007, 2006 and 2005 periods were:

	Pension Benefits
	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Discount rate	5.50%	5.42%	5.25%	5.25%
Long-term rate of return on plan assets	7.00%	8.00%	8.00%	8.00%

	Postretirement benefits
	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Discount rate	5.50%	5.75%	5.75%	5.25%
Long-term rate of return on plan assets	7.00%	8.00%	8.00%	8.00%

The discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The expected return is based on historical returns as well as general market conditions.

Weighted average asset allocations in the Burlington Industries pension and postretirement plans by asset category were as follows:

	December 31, 2007		December 31, 2006
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Equity securities	50%	40%	50%	32%
Debt securities	50%	40%	50%	44%
Cash and cash equivalents	—%	20%	—%	24%

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

The Company expects to contribute up to $1.0 million to $3.0 million to its U.S. pension plan in fiscal year 2008, depending on plan asset performance and actual benefit payment levels. The Company does not expect to make a contribution to its U.S. postretirement benefit plan in fiscal year 2008.

The following benefit payments are expected to be paid in the following fiscal years related to the Burlington Industries pension and postretirement plans. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2007 (in thousands).

	Pension benefits	Postretirement benefits
2008	$12,807	$482
2009	3,105	369
2010	3,199	347
2011	3,364	325
2012	2,718	300
2013 to 2017	9,853	1,121

The Company has a wholly-owned subsidiary in Germany that has a defined benefit pension plan with recorded liabilities of $1.4 million and $1.5 million at December 31, 2007 and 2006, respectively, and that has no plan assets. In addition, the Company’s wholly-owned Mexican subsidiaries had recorded liabilities for post-employment benefit plans that have no plan assets in the amount of $1.9 million and $0.7 million at December 31, 2007 and 2006, respectively. The measurement date used to determine pension and postretirement benefit measures for the Company’s plans is December 31. Amounts recognized in accumulated other comprehensive income (loss) for all plans consisted of $(0.4) million and $(0.2) million at December 31, 2007 and 2006, respectively. The estimated net loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.0 million.

Note 12 Defined Contribution Plan

The Company has 401(k) Savings Plans for all U.S. employees (and certain employees in foreign countries) that provides for employer contributions based on defined plan formulas and the level of the employee’s contribution. During the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the twelve months ended October 2, 2005, cash contributions of $2.6 million, $3.2 million, $0.9 million and $3.4 million, respectively, were made by the Company to the 401(k) Savings Plans and charged to operations.

Note 13 Stockholders’ Equity

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), of which 8,577,440 shares of Preferred Stock were issued and outstanding at December 31, 2007 (0 shares issued and outstanding at December 31, 2006). The Company’s board of directors is authorized to provide for the issuance of additional series of preferred stock in the future, with voting powers, dividend rate, redemption terms, repayment, conversion terms, restrictions, rights and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of issuance.

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with an entity (“Fund II”) affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68.0 million of indebtedness owed to Fund II, repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Preferred Stock. Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Preferred Stock, at a price of $25.00 per share, for a total purchase price of $50.0 million to certain other entities affiliated with Mr. Ross. On April 1, 2007, the Company issued an additional 3,355,020 shares of Preferred Stock in connection with the acquisition of BST Holdings, as described under Note 1.

Shares of Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Preferred Stock is entitled to one vote per share on all such matters. Each share of the Preferred Stock is convertible, at the option of the holder thereof, into 2.5978 shares of the Company’s common stock. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to $25.00 (subject to certain adjustments, the “Liquidation Value”) at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. The Company may redeem any and all shares of Preferred Stock upon notice to the holders thereof and payment of 110% of the Liquidation Value. Dividends on the Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, at an annual rate of 7.5%. Dividends are payable in additional shares of Preferred Stock. For accounting purposes, certain shares of Preferred Stock that were issued in March 2007 contained discounts amounting to $5.2 million as a result of the conversion price being less than the fair value of the Company’s common stock at the time of the issuance of such Preferred Stock. These discounts were accreted through retained earnings from the date of issuance to the earliest conversion date, December 31, 2007.

Common Stock

On October 20, 2006, the Company completed the Merger. As a part of the Merger, shares of ITGH common stock were exchanged for shares of common stock of the Company at a ratio of 1.4739 shares of ITGH common stock for one share of the Company’s common stock, resulting in the issuance of 11,363,783 additional shares (the “Additional Shares”) of the Company’s common stock. In connection with the Merger, ITGH became a wholly owned subsidiary of the Company, and the Company changed its name to “International Textile Group, Inc.” Also in connection with the completion of the Merger, and pursuant to the terms of the agreement governing the Merger, the board of directors of the Company declared a common stock dividend of one-ninth (1/9th) of one share of common stock for each share of common stock outstanding immediately prior to the Effective Time, resulting in 612,094 shares (the “Dividend Shares”) being payable to the holders of record of

SCI’s common stock as of the close of business on October 20, 2006. In accordance with the terms and conditions of the Combination, ten percent of the Additional Shares and the Dividend Shares are being held in escrow for a period of up to 18 months to satisfy potential claims for indemnification that may be made. Under U.S. generally accepted accounting principles, the effect of the Dividend Shares will not be recorded in the Company’s consolidated financial statements unless the shares are released from escrow.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2007	December 31, 2006
Foreign currency translation adjustments	$17,092	$12,592
Pension plans	(53)	51
Postretirement benefit plans	(337)	(255)
Unrealized losses on derivatives	—	(295)

Total	$16,702	$12,093

Note 14 Stock-Based Compensation

Under the Company’s Equity Incentive Plan, the Company is authorized to award restricted nonvested shares of common stock, options to purchase common stock, or Performance Unit/Share (as defined therein) awards that are dependent upon achievement of specified performance goals and are payable in common stock and cash. During fiscal year 2005, 915,000 shares of ITGH restricted nonvested common stock were granted with a grant date fair value of $6.78 per share and a vesting schedule of 50% at the grant date and 12.5% in each of the subsequent four fiscal years. During fiscal year 2005, 925,000 stock options were granted with an exercise price of $6.78 per share and a vesting schedule of 40% at the grant date and 15% in each of the subsequent four fiscal years. Stock options granted have a maximum term of 10 years. In connection with the completion of the Merger, the Company adopted the ITGH Equity Incentive Plan (the “Incentive Plan”) and the ITGH Stock Option Plan for Non-Employee Directors (the “Non-Employee Director Plan”) and provided that outstanding share options thereunder were exercisable for shares of the Company’s common stock on the terms and conditions as were applicable to each award prior to the Merger, after applying the exchange ratio and related adjustments set forth in the merger agreement. As a result, as of October 20, 2006, there were options to purchase 597,081 shares of the Company’s common stock outstanding under the Incentive Plan, and options to purchase 33,587 shares of the Company’s common stock outstanding under the Non-Employee Director Plan, each having an exercise price of $10.10 per share. No future option grants are permitted to be made under either of these plans. In addition, of the 11,363,783 shares of common stock issued to the former ITGH stockholders, 612,220 shares (with a converted grant date fair value of $9.99 per share) are shares of restricted stock that were issued in exchange for shares of ITGH restricted stock held by officers and employees and are subject to vesting criteria consistent with the terms of the equity awards originally made by ITGH. The weighted-average fair value of unvested stock options granted at the date of the Merger was $6.87 and was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions: expected volatility of 43%, a risk free interest rate of 4.76%, dividend yields of 0%; and a remaining expected life of the options of 4.7 years. The Company’s policy is to issue shares upon exercise of stock options from newly issued shares.

Activity related to restricted common stock for the periods indicated was as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested at October 3, 2004	—	$—
Granted	620,700	9.99
Vested	(310,365)	9.99
Forfeited	—	—

Nonvested at October 2, 2005	310,335	9.99
Granted	—	—
Vested	—	—
Forfeited	(6,784)	9.99

Nonvested at December 31, 2005	303,551	9.99
Granted	—	—
Vested	(75,452)	9.99
Forfeited	(4,748)	9.99

Nonvested at December 31, 2006	223,351	9.99
Granted	—	—
Vested	(86,596)	9.99
Forfeited	(6,932)	9.99

Nonvested at December 31, 2007	129,823	$9.99

ITGH stock option activity for the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at October 3, 2004	—	$—
Granted	654,782	10.10
Exercised	—
Forfeited	—	—
Expired	—

Balance at October 2, 2005	654,782	10.10
Granted	—	—
Exercised	—	—
Forfeited	(13,435)	10.10
Expired	—	—

Balance at December 31, 2005	641,347	10.10
Granted	3,358	10.10
Exercised	—
Forfeited	(18,268)	10.10
Expired	—

Balance at December 31, 2006	626,437	10.10
Granted	—	10.10
Exercised	—
Forfeited	(9,016)	10.10
Expired	(39,327)	10.10

Balance at December 31, 2007	578,094	$10.10

At December 31, 2007, the weighted average remaining contractual life of outstanding ITGH options was 7.7 years. At December 31, 2007, the number of ITGH options exercisable was 417,962 and the weighted average exercise price of those options was $10.10. At December 31, 2007, the aggregate intrinsic value of ITGH outstanding stock options, options currently exercisable, and options expected to vest were each $0.0 million.

On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan (the “SCI Option Plan”) became effective. The SCI Option Plan provided for the issuance of options to purchase up to an aggregate of 900,000 shares of SCI’s common stock to key officers, employees, directors and consultants of SCI or its affiliates. Options to purchase a total of 510,100 shares of common stock at a fair market price of $8.75 per share (subject to adjustment in certain circumstances), which vest ratably over a period of three years from the date of grant on May 18, 2001, were granted by the Compensation Committee to 22 employee participants and to the outside directors under the SCI Option Plan. Additional options to purchase 190,000 shares of common stock at a fair market price of $6.71 per share, which vest ratably over a period of three years from the date of grant on April 1, 2002, were granted by the Compensation Committee to employees and outside directors. All options expire on October 31, 2010. At the time all outstanding options were granted, the Company applied the principles of APB Opinion No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Accordingly, under APB Opinion No. 25, no compensation cost was recognized in the Company’s financial statements in prior periods. During the quarter ended September 27, 2003, a change of control occurred and, as a result, under the provisions of the SCI Option Plan all options vested immediately and the exercise prices of a certain subset of the options were automatically changed to $0.01 per share (the “modified options”). This change in exercise price constituted a modification of the SCI Option Plan. Additionally, the modification resulted in an increased value of the modified options (the “incremental fair value”). The fair values of the original options were based upon the Black-Scholes option-pricing model, and were estimated on the date of grant with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero percent dividends; expected life of 6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent. The fair values of the options granted at May 18, 2001 and April 1, 2002 were $4.26 and $6.44 per share, respectively. As a result of the change of control described above, the incremental fair value of the modified options was estimated immediately before their terms were modified and on the date of modification. The fair values for the modified options were also based on the Black-Scholes option-pricing model, with the following assumptions used: risk free interest rate of 0.99 percent; zero percent dividends; expected life of 0.5 years; expected volatility of 83.7 percent; and an exercise price of $0.01 and $8.75. The incremental fair value of the modified options was $7.38. Under the SCI Option Plan, 352,600 shares remain available for future awards.

SCI stock option activity for the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 2, 2005	122,000	$8.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at December 31, 2005	122,000	8.75
Granted	—	—
Exercised	(122,000)	8.75
Forfeited	—	—
Expired	—	—

Balance at December 31, 2006	—	$—

The 122,000 options exercised in 2006 had an aggregate intrinsic value of $0.8 million.

Total stock-based compensation expense charged to income was as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Amortization of restricted stock	$773	$739	$194	$3,102
Cash bonuses to cover the income tax effects of individuals’ restricted stock grants	284	453	1	2,134
Stock option expense	697	126	—	—

Total	$1,754	$1,318	$195	$5,236

Unrecognized compensation cost at December 31, 2007 was $1.0 million for stock options and $1.2 million for restricted common stock awards. These costs are expected to be recognized over a weighted average period of 2.0 years. Unrecognized compensation cost at December 31, 2006 was $1.7 million for stock options and $2.1 million for restricted common stock awards.

Note 15 Reconciliation to Diluted Earnings per Share

The following data show the amounts used in computing earnings per share and the effect on net income (loss) from continuing operations and the weighted average number of shares of dilutive potential common stock issuances (in thousands, except for share data).

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Income (loss) from continuing operations available to common shareholders	$(94,243)	$(35,494)	$(3,708)	$8,687
Effect of dilutive securities:
Convertible notes	—	—	—	274

Numerator for diluted earnings per share	$(94,243)	$(35,494)	$(3,708)	$8,961

Weighted-average number of common shares used in basic earnings per share	15,528	15,395	12,431	9,767
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—
Contingently issuable common stock held in escrow	—	—	—	—
Stock options	—	—	—	—
Nonvested restricted common stock	—	—	—	—
Convertible notes	—	—	—	814

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	15,528	15,395	12,431	10,581

Based on the number of shares of Preferred Stock outstanding as of December 31, 2007 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be convertible at the option of the holders thereof into 19,517,668 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Convertible preferred stock	19,518	—	—	—
Contingently issuable common stock held in escrow	1,749	1,291	—	—
Nonvested restricted common stock	13	95	109	—
Stock options	7	110	391	—

	21,287	1,496	500	—

Note 16 Other Income (Expense)

Other income (expense) consisted of the following (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Gain on sale of joint venture and other investments	$3,341	$9,210	$—	$901
Foreign currency translation	2,796	1,523	(484)	—
Other	1,209	786	462	—

Total	$7,346	$11,519	$(22)	$901

Other income in 2007 included $3.3 million related to the sale of marketable securities and $0.1 million related to gains on cotton derivatives attributable to international start-up initiatives that have not begun consumption of cotton in operations. In March 2006, ITG sold its 50% interest in its Indian joint venture, Mafatlal Burlington Industries Limited. Other income of $9.2 million in 2006 was a result of the sale of ITG’s interest in this joint venture. In April 2005, the Company sold its Unifi Textured Polyester joint venture interest for $0.9 million.

Note 17 Segment and Other Information

Prior to and through the Company’s quarter ended March 31, 2007, the Company had seven reportable segments. As a result of the acquisition of BST Holdings as described above, and the subsequent integration of the Company’s automotive businesses, beginning in the Company’s quarter ended June 30, 2007, the Company determined that it operated in four reportable segments for which separate financial information was available and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources: automotive safety, bottom-weight woven apparel fabrics, development stage and all other. Beginning in the quarter ended December 31, 2007 the Company’s narrow fabrics business met the criteria to be presented as a separate reportable segment under U.S. generally accepted accounting principles. Prior to that quarter, the results of the Company’s narrow fabrics business were included in the Company’s all other segment. Prior year segment information has been recast to conform to the current year presentation.

The automotive safety segment consists of fabrics sold to airbag manufacturers, airbag cushions that are produced by cutting and assembling airbag fabric and components and a wide array of fabrics for consumer and industrial uses. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, and worsted and worsted wool blend fabrics. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The development stage segment includes start-up costs on international initiatives in China (denim and synthetic apparel fabrics and commission finishing plants), Nicaragua (denim apparel fabrics) and Vietnam (cotton apparel fabrics) until such time as these new facilities are fully operational. The all other segment consists of operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform fabrics including woven worsteds, wool blend and printed cotton fabrics primarily for both dress and battle fatigue U.S. military uniforms; interior furnishings including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; transportation services; and other miscellaneous items.

Sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below. Results for the fiscal year ended December 31, 2007 are not comparable to prior periods due to the BST Acquisition and the acquisition of the remaining 50% interest of Parras Cone in June 2006. The Company evaluates performance and allocates resources based on profit or loss before interest, restructuring charges, certain unallocated corporate expenses, other income (expense) and income taxes. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the periods ended December 31, 2007, December 31, 2006, December 31, 2005 and October 2, 2005 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $9.7 million, $9.7 million, $3.0 million and $11.2 million, respectively.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Net Sales:
Automotive Safety	$449,250	$228,197	$13,214	$	N/A
Bottom-weight Woven Apparel Fabrics	400,598	409,013	88,288		529,319
Narrow Fabrics	60,112	2,965	N/A		N/A
Development Stage	1,740	—	—		—
All Other	108,817	103,009	26,916		115,325

	1,020,517	743,184	128,418		644,644
Intersegment sales	(9,664)	(9,663)	(2,996)		(11,178)

	$1,010,853	$733,521	$125,422		$633,466

Income (Loss) From Continuing Operations Before Income Taxes, Equity in Income (Losses) of Unconsolidated Affiliates and Minority Interest:
Automotive Safety	$24,047	$(567)	$(1,257)	$	N/A
Bottom-weight Woven Apparel Fabrics	14,194	2,387	291		23,894
Narrow Fabrics	(5,800)	265	N/A		N/A
Development Stage	(23,085)	(4,595)	(344)		(1,268)
All Other	(66)	2,470	1,919		529

Total reportable segments	9,290	(40)	609		23,155
Corporate expenses	(25,152)	(17,130)	(3,599)		(9,739)
Expenses associated with certain share transactions	(5,531)	(4,350)	(2,965)		—
Restructuring and impairment charges	(24,316)	(11,602)	407		(6,949)
Interest expense	(33,220)	(8,515)	(947)		(5,183)
Other income (expense)	8,246	8,845	1,720		6,784

	$(70,683)	$(32,792)	$(4,775)		$8,068

The following items are included in income (loss) before income taxes:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Equity in Income (Loss) of Equity Method Investees
Bottom-weight Woven Apparel Fabrics	$74	$(834)	$(687)		$2,714
Corporate	(55)	(13)	(3)		—

	$19	$(847)	$(690)		$2,714
Depreciation and Amortization
Automotive Safety	$23,563	$9,479	$680	$	N/A
Bottom-weight Woven Apparel Fabrics	3,475	2,520	243		514
Narrow Fabrics	1,437	99	N/A		N/A
Development Stage	2,219	81	6		1
All Other	640	705	112		136
Corporate	996	849	223		343

	$32,330	$13,733	$1,264		$994

	December 31, 2007	December 31, 2006
Total Assets
Automotive Safety	$427,532	$404,691
Bottom-weight Woven Apparel Fabrics	204,442	216,395
Narrow Fabrics	40,607	39,653
Development Stage	222,068	85,743
All Other	65,723	53,961
Corporate	3,549	27,589

	$963,921	$828,032

The following items are included in the determination of total assets:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Investments in and Advances to Equity Method Investees
Bottom-weight Woven Apparel Fabrics	$2,125	$2,041	$3,784		$4,557
Corporate	169	224	237		—

	$2,294	$2,265	$4,021		$4,557

Capital Expenditures (cash and noncash)
Automotive Safety	$36,806	$16,452	$711	$	N/A
Bottom-weight Woven Apparel Fabrics	9,355	7,217	360		6,233
Narrow Fabrics	1,473	86	N/A		N/A
Development Stage	121,559	61,182	2,417		246
All Other	5,537	3,859	173		2,453
Corporate	6,905	3,439	1,743		6,975

	$181,635	$92,235	$5,404		$15,907

The following table presents sales and long-lived asset information by geographic area as of and for the fiscal periods ended December 31, 2007, December 31, 2006, December 31, 2005 and October 2, 2005 (in thousands). The geographic sales dollars are determined generally based on the ultimate destination of the product.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Net Sales:
United States	$372,674	$358,639	$78,544	$397,755
Mexico	228,084	130,459	14,016	108,544
Poland	144,923	4,869	—	—
Germany	59,842	94,457	4,745	—
Other Foreign	205,330	145,097	28,117	127,167

	$1,010,853	$733,521	$125,422	$633,466

	December 31, 2007	December 31, 2006	December 31, 2005	October 2, 2005
Long-lived Assets:
United States	$118,287	$104,519	$37,617	$20,019
China	100,516	55,223	4,504	297
Germany	75,103	73,007	—	—
Nicaragua	67,204	9,478	—	—
Mexico	34,163	31,401	6,559	1,218
Other Foreign	70,829	42,022	20,519	20

	$466,102	$315,650	$69,199	$21,554

Note 18 Derivative Instruments

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under SFAS Nos. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. At December 31, 2007, the fair market value of ITG’s commodity derivative portfolio was $1.5 million. Changes in the commodity derivatives’ fair values are recorded in the consolidated statements of operations in cost of goods sold, and in other (income) expense for contracts related to international start-up initiatives that have not begun consumption of cotton in operations.

The Company uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. For 2007, 2006 and 2005 the Company did not designate any of these instruments as hedges under hedge accounting rules; therefore, the changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for all periods presented.

In March 2007, BST Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million and a fixed rate of 4.10% through November 2008. Also in March 2007, BST Holdings entered into an interest rate floor agreement with a notional amount of €125.0 million and a fixed rate of 3.905% through November 2008. At December 31, 2007, the fair market value of BST Holdings’ interest rate derivatives was $0.8 million. Changes in the interest rate derivatives’ fair values are recorded in the consolidated statements of operations in interest expense.

Gains and losses on derivative instruments were as follows: $2.7 million gain in 2007, $0.8 million loss in 2006, $0.2 million gain in the three months ended December 31, 2005, and $0.4 million gain in the 2005 fiscal year ended October 2, 2005.

Note 19 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations (“FIN 47”) provides additional guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations. In accordance with FIN 47, the

Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that would not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

The Company’s Board of Directors approved plans to build a technologically advanced 28 million yard vertical denim plant and a dyeing and finishing plant for synthetic fabrics and commission finishing in the city of Jiaxing, Zhejiang Province, China. The denim operation is a joint venture partnership called Cone Denim (Jiaxing) Limited, which is 51% owned by a subsidiary of the Company. The dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned by the Company. Construction of these two facilities in Jiaxing China is estimated to cost approximately $98 million in the aggregate. At December 31, 2007, the Company had contributed approximately $27 million, its joint venture partner had contributed approximately $17 million, and the projects had obtained bank financing in China to fund the remainder of the cost of construction of these projects. The dyeing and finishing plant and the denim plant were completed in late 2007. The Company is building a 28 million yard vertical denim plant in Nicaragua, called Cone Denim de Nicaragua, which is expected to begin operations in 2008. At December 31, 2007, the Company had contributed approximately $52.4 million of cash to construct the facility in Nicaragua, which is estimated to cost approximately $86 million. Additionally, the Company is building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam (ITG—Phong Phu Ltd., Co. Joint Venture). ITG—Phong Phu Ltd., Co. Joint Venture is 60% owned by ITG and 40% owned by Phong Phu Corporation. This integrated complex is expected to be operational in 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. At December 31, 2007, the Company had contributed approximately $10.1 million of its approximately $30 million obligation to construct the Phong Phu facility, which has a total estimated cost of approximately $52 million.

As of December 31, 2007, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $3.2 million related to Cone Denim (Jiaxing), $0.7 million related to Jiaxing Burlington Textile Company, $12.0 million related to the construction of the Cone Denim de Nicaragua plant and $7.2 million related to the construction of the ITG-Phong Phu Ltd., Co. Joint Venture plant. In addition, the Company had other commitments for capital expenditures and to purchase raw materials in the amount of $56.6 million at December 31, 2007. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the assets. As of December 31, 2007, the Company had commitments for the funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $0.3 million and, with respect to the China joint venture agreement, the intention, but not an obligation, to fund its share of this joint venture through possible loans or capital contributions of up to $1.9 million.

The Company and its subsidiaries have various claims and other lawsuits pending against them arising in the ordinary course of business. The Company may also be liable for environmental contingencies with respect to environmental cleanup activities. The Company makes provisions in its financial statements for litigation and claims based on the Company’s assessment of the possible outcome of such litigation and claims, including the possibility of settlement. It is not possible to determine with certainty the ultimate liability of the Company in the matters described above, if any, but in the opinion of management, their outcome should have no material adverse effect upon the financial condition or results of operations or cash flows of the Company.

Note 20 Restructuring Activities, Impairment of Assets and Discontinued Operations

The provision for restructuring and impairment included in income (loss) from continuing operations included the following (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005
Restructuring provisions:
Severance and COBRA benefits	$7,281	$4,394	$—	$4,189
Pension curtailment and settlement charges	48	5,599	(635)	2,146
Relocation and other costs	9,194	1,147	157	386

Total restructuring	16,523	11,140	(478)	6,721
Impairment charges	7,793	462	71	228

Total	$24,316	$11,602	$(407)	$6,949

Following is a summary of activity related to restructuring accruals for severance and COBRA benefits:

Severance and COBRA Benefits
Fiscal year 2005 charges	$4,189
Payments	(389)

Balance at October 2, 2005	3,800
Payments	(1,170)

Balance at December 31, 2005	2,630
2006 charges, net (continuing operations)	4,394
2006 charges, net (discontinued operations)	2,285
Payments	(2,480)

Balance at December 31, 2006	6,829
2007 charges, net (continuing operations)	7,281
2007 charges, net (discontinued operations)	(1,026)
Payments	(7,655)

Balance at December 31, 2007	$5,429

Restructuring Activities

2005

During the fiscal year ended October 2, 2005, the Company began a number of restructuring activities to address difficult market dynamics, including increased Asian imports of apparel products, all with the goal of improving long-term return on investment. As a result of these restructuring activities, the Company recorded restructuring and impairment charges of $6.9 million during the 2005 fiscal year ended October 2. The major elements of these activities included: capacity and workforce reductions in North Carolina and Virginia, including the closing of the Cliffside denim plant in the bottom-weight woven apparel fabrics segment; and consolidation of upholstery and contract jacquards fabrics operations in North Carolina (interior furnishings products – all other segment). These activities resulted in the elimination of approximately 1,100 jobs in the United States. The components of these charges in the 2005 fiscal year included: $4.2 million accrual for severance and COBRA benefits; non-cash pension curtailment and settlement charges of $2.1 million and costs paid to relocate and convert equipment to new facilities of $0.4 million that are charged to operations as incurred. Additional costs to relocate and convert equipment of $0.1 million during the three months ended December 31, 2005 and $0.3 million during 2006 were paid and charged to operations as incurred.

2006 and 2007

In May 2006, the Company entered into an agreement to close its Reidsville, North Carolina weaving plant (interior furnishings products – all other segment) and transition all future production of U.S. woven mattress fabrics to a leased facility as part of an agreement with Tietex International. The Company received proceeds from the related sale of plant assets of $3.9 million. This restructuring resulted in the elimination of approximately 60 jobs in the United States. As a result, the Company recognized a pre-tax charge for restructuring in 2006 of $0.2 million for severance and COBRA benefits and $0.3 million to relocate and convert equipment to new facilities.

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities. This restructuring resulted in the elimination of approximately 840 jobs, mostly in the United States, with severance benefits paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $3.5 million during 2006 and an additional $3.2 million during 2007. The components of the 2006 charge included a $2.7 million accrual for severance and COBRA benefits, $0.3 million for costs paid to relocate and convert equipment to new facilities and an impairment charge of $0.5 million. The components of the 2007 charges included $0.3 million for management incentive awards and $2.9 million for costs paid to relocate and convert equipment to new facilities.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina (bottom-weight woven apparel fabrics segment). In conjunction with this transition the plant has stopped producing open-end yarns in order to further focus on being a niche supplier of premium denims. In June and October of 2007, the Company decided that it would further downsize operations at the White Oak plant and certain overhead positions within the denim division. These restructuring activities resulted in the elimination of approximately 280 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized pre-tax charges for restructuring of $0.9 million during 2006 and $0.6 million during 2007 for the establishment of accruals for severance and COBRA benefits.

In December 2006, the Company announced that it would be transitioning certain administrative functions within its automotive safety segment from its Greenville, South Carolina location, and that it would be undertaking the consolidation of certain manufacturing operations in Germany. Expected costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 42 jobs with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $1.1 million during 2006 for severance and benefits, with substantially all of these amounts paid in 2007. In December 2007, the Company took various actions in connection with a proposed realignment of operating entities in the automotive safety segment including the consolidation of certain facilities. The Company recognized a pre-tax charge for restructuring of $1.0 million during 2007 for severance and benefits resulting from the planned elimination of approximately 260 jobs, with substantially all of these amounts expected to be paid in 2008. The Company also recorded impairment charges of $5.0 million during 2007 related to equipment located at the Greenville facility.

In March 2007, the Company committed to a plan to transfer the operations of the automotive safety segment’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In connection with this plan, the Company reached termination agreements with approximately 25 employees. In September 2007, the Company announced that it would close its Hildesheim, Germany facility in the automotive safety segment. The operations previously undertaken at this facility are being transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively. Expected costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 89 jobs in Germany with severance benefits to be paid over periods of up to seven months from the date of termination, depending on the affected employee’s length of service to the Company. As a result of these activities, during 2007 the Company recognized pre-tax charges for restructuring of $5.2 million for severance benefits, $5.6 million for relocation and other associated costs to close and consolidate facilities, and $1.3 million for impairment charges related to land and buildings.

In March 2007, the Company also reduced its screen print operations in the all other segment resulting in the elimination of 11 jobs at the Company’s facility in Carlisle, South Carolina. As a result, the Company recognized a pre-tax charge for restructuring of $0.2 million during 2007 for severance and COBRA benefits. The Company recorded severance and benefit restructuring charges in the amount of $0.3 million during 2007 related to staff reductions at its corporate headquarters and other locations.

Primarily as a result of negative operating results in the narrow fabrics business and a slowdown in the U.S. automobile market, operating profits and cash flows were lower than expected in 2007. A goodwill impairment loss of $1.5 million was recognized in the narrow fabrics segment and is reflected in “Provision for restructuring and impairment” in the consolidated statement of operations for 2007. The fair value of that segment was estimated using the expected present value of future cash flows.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain of the Company’s Burlington House businesses within the all other segment. The businesses exited produced decorative fabrics and mattress fabrics as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. In 2006 the Company recorded a related pre-tax restructuring charge of $2.3 million for severance and COBRA benefits, $0.5 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred, and pre-tax asset impairment charges totaling $3.7 million. In January 2007 the Company sold certain assets of the mattress fabrics product line to Culp, Inc. for $2.5 million in cash and shares of Culp’s common stock which were subsequently resold by the Company in 2007. On April 30, 2007 the Company sold certain assets related to discontinued operations for $1.4 million plus the assumption of certain liabilities. As part of this sales agreement, the purchaser agreed to hire the employees at the related facility, resulting in a fiscal year 2007 reversal of $1.4 million of the 2006 restructuring charges related to severance and COBRA benefits, partially offset by the accrual of an additional $0.4 million in additional severance and COBRA accruals. Also during 2007, the Company negotiated the termination of certain contracts related to the discontinued business resulting in the accrual of $0.4 million and the payment of $0.4 million of restructuring charges. The components of the 2006 and 2007 charges included $0.3 million and $0.5 million, respectively, for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred.

Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $70.8 million and $(14.0 million) in 2006 and $14.5 million and $(3.7 million) in 2007, respectively. The results of operations related to the Burlington House division are presented as discontinued operations in the consolidated statements of operations for all periods presented. Property, plant and equipment related to the discontinued operations met the criteria for classification as “Assets held for sale” in the December 31, 2006 consolidated balance sheet under SFAS No. 144.

Note 21 Early Retirement Incentive

In December 2006, the Company announced an early retirement incentive plan for certain salaried employees over age 55. In addition to receiving a severance benefit in accordance with the terms of the Company’s formal severance plan, all employees who elected to participate prior to the deadline of December 29, 2006 also received two months’ additional severance pay plus would be allowed to participate as active employees for one year in the Company’s medical and dental plan after termination. The related benefits accrued under this plan were not considered to be restructuring charges since participation in the plan was voluntary. As a result, ITG recognized a pre-tax charge for early retirement incentive of $3.2 million during the quarter ended December 31, 2006. The components of this charge included the establishment of a $2.6 million accrual for severance and COBRA benefits and a non-cash pension curtailment charge of $0.6 million.

Following is a summary of activity related to the early retirement incentive accrual for severance and COBRA benefits (in thousands):

2006 charges	$2,621
Payments	—

Balance at December 31, 2006	2,621
Payments	(1,405)

Balance at December 31, 2007	$1,216

Note 22 Business and Credit Concentrations

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

The raw materials for the Company’s automotive safety operations largely consist of synthetic yarns provided by INVISTA, Inc. (“INVISTA”), and Polyamide High Performance GmbH (“PHP”). The primary yarns include nylon, polyester and Nomex. INVISTA and PHP are the leading suppliers of airbag fabric yarn to both the Company and the airbag cushion market generally. The loss of either INVISTA or PHP as a supplier could have a material adverse effect on the Company.

The customer base of the Company’s automotive safety business is highly concentrated, and this division relies on key contractual relationships with several large Tier 1 suppliers. The most significant customers to this division, in alphabetical order, are Autoliv, Inc., Key Safety Systems, Inc., and TRW Automotive Holdings Corp. (“TRW”). The loss of any key customer, its direction to a significant number of its contractors to purchase fabric from a producer other than the Company or a material slowdown in the business of one of the key customers could have a material adverse effect on the Company’s results of operations, cash flows or financial position.

The Company’s business is dependent on the success of, and its relationships with, its largest customers. Two customers, Autoliv, Inc. and TRW, each accounted for 10% or more of the Company’s net sales in 2007.

Note 23 Related Party Transactions

The Company incurs fees to W.L. Ross & Co. LLC for management services each quarter. Such fees amounted to $2.0 million in each of 2007 and 2006, $0.5 million in the three months ended December 31, 2005 and $2.0 million in fiscal year 2005.

In September 2007, the Company entered into a marketing and service arrangement (the “Arrangement”) with OCM India Limited (“OCM”). OCM was acquired in February 2007 by certain affiliates of WLR. Under the Arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee of $75,000 per quarter until December 31, 2007. The service fee increased to $150,000 per quarter beginning on January 1, 2008. From February 2007 through the date of entry into the Arrangement, ITG provided nominal services to OCM.

As of December 31, 2007, the Company had borrowed a total of $25.0 million original principal amount from three funds affiliated with WLR pursuant to three unsecured subordinated notes each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semiannually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2007, $25.4 million aggregate principal amount of these notes was outstanding, including interest that has been converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. As of December 31, 2006, the Company had borrowed a total of $67.5 million from affiliates of WLR pursuant to five unsecured subordinated demand notes (the “Exchanged Notes”). The unsecured subordinated demand notes bore interest at 4.78%, which was compounded semiannually. Accrued but unpaid interest was converted to additional principal amounts on the last day of each month. On March 2, 2007, the Exchanged Notes, including accrued interest, were exchanged for shares of Preferred Stock (as defined above — see Note 13).

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

The Company enters into various related party transactions in the normal course of business with its unconsolidated affiliated companies (see Note 4). The Company purchased denim and yarn from Parras Cone under a transfer pricing arrangement that was a part of the Commercial Agreement between Parras Cone, Cone Denim LLC and its joint venture partner, CIPSA, prior to the acquisition of the remaining 50% interest in Parras Cone on June 30, 2006. Purchases of denim and yarn from Parras Cone were $12.7 million for the year ended October 2, 2005. Purchases of denim and yarn for the three month period ended December 31, 2005 were $0.3 million. During the first six months of the fiscal year ended December 31, 2006, purchases were $1.6 million. The Company received $5.0 million in marketing fees from Parras Cone and $1.8 million in management fees for production management, cotton buying, administrative support and engineering services for the year ended October 2, 2005 (including $0.8 million received in fiscal year 2005 as prepayment of management fees for fiscal year 2006). Marketing fees and management fees received from Parras Cone for the three month period ended December 31, 2005 were $0.9 million and $0.3 million, respectively. During the period ended December 31, 2006, marketing fees from Parras Cone were $2.3 million and management fees were $0.6 million. At October 2, 2005, the Company had amounts due to Parras Cone recorded in accounts payable of $0.3 million. Amounts due to Parras Cone recorded in accounts payable for the year ended December 31, 2005 were $0.5 million.

During the 2005 fiscal year ended October 2, 2005, the Company purchased raw materials in the amount of $29.2 million and $6.0 million from Summit Yarn LLC and Unifi Textured Polyester, LLC, respectively, and had accounts payable due to Summit Yarn LLC of $1.1 million. Purchases of raw materials from Summit Yarn, LLC were $5.7 million for the three months ended December 31, 2005 and had accounts payable due of $1.1 million. Purchases of raw materials from Summit Yarn, LLC for the years ended December 31, 2007 and 2006 were $39.7 million and $31.0 million, respectively, and accounts payable due at December 31, 2007 and 2006 were $2.1 million and $2.3 million, respectively.

Note 24 Unaudited Quarterly Results

Unaudited quarterly financial information for the periods ended December 31, 2007 and 2006 are set forth below (in thousands, except per share data).

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Year Ended December 31, 2007
Net sales	$252,694	$263,906	$252,520	$241,733
Gross profit	22,776	32,783	19,130	20,489
Income (loss) from:
Continuing operations	(10,030)	(10,333)	(16,511)	(39,572)
Discontinued operations	(2,729)	(1,257)	330	(58)
Net income (loss)	(12,759)	(11,590)	(16,181)	(39,630)
Income (loss) per share, basic:
Continuing operations	$(0.73)	$(0.97)	$(1.42)	$(2.90)
Discontinued operations	(0.17)	(0.08)	0.02	0.00

Net income (loss)	$(0.90)	$(1.05)	$(1.40)	$(2.90)

Income (loss) per share, diluted:
Continuing operations	$(0.73)	$(0.97)	$(1.42)	$(2.90)
Discontinued operations	(0.17)	(0.08)	0.02	0.00

Net income (loss)	$(0.90)	$(1.05)	$(1.40)	$(2.90)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006 (1)
Year Ended December 31, 2006
Net sales	$186,555	$185,843	$187,056	$174,067
Gross profit	18,656	18,516	15,774	9,315
Income (loss) before extraordinary item from:
Continuing operations	3,844	(4,834)	(12,357)	(22,147)
Discontinued operations	5	(2,185)	805	(12,601)
Net income (loss)	3,849	(7,019)	(11,552)	(34,748)
Income (loss) per share, basic:
Continuing operations	$0.25	$(0.32)	$(0.80)	$(1.43)
Discontinued operations	0.00	(0.14)	0.05	(0.81)

Income (loss) before extraordinary item	$0.25	$(0.46)	$(0.75)	$(2.24)

Income (loss) per share, diluted:
Continuing operations	$0.23	$(0.32)	$(0.80)	$(1.43)
Discontinued operations	0.00	(0.14)	0.05	(0.81)

Income (loss) before extraordinary item	$0.23	$(0.46)	$(0.75)	$(2.24)

(1)	The results of operations of BST have been combined with the results of operations of ITGH and SCI beginning December 9, 2006. Results of operations prior to that date include only ITGH’s and SCI’s results. See Note 2 for a description of the BST Acquisition and the impact of accounting rules and basis of presentation.

Note 25 Subsequent Event

In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington® brand name to Falke KGaA (“Falke”). Under the agreement relating to such sale, Falke acquired the right to the BURLINGTON trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America. The Company retains the right to use the brand name on fabrics worldwide and on apparel and related items in North America and Asia.

The purchase price consisted of (i) a non-refundable deposit of $1.0 million, which was paid in advance of closing; (ii) a payment at closing in the amount of $23.3 million, subject to applicable withholding taxes; (iii) a pay-out of up to $5.0 million based on future sales performance without limit as to time until the maximum pay-out has been made, and (iv) a royalty payment of at least $0.3 million from Falke to Burlington, based on sales performance from April 1, 2008, through December 31, 2008.

The proceeds from the brand name sale were initially utilized to pay down the Revolving Credit Facility, thereby increasing the amount available thereunder. Subsequently, the Company paid down $2 million of the accumulated accrued PIK Interest on the Notes. The remaining balance under the Revolving Credit Facility is available for general corporate purposes.

International Textile Group, Inc. and Subsidiary Companies

Schedule II

Schedule II – Valuation and Qualifying Accounts (in thousands)

	Beginning Balance	Additions		Deductions/ Write-Offs	Ending Balance
		Charged (Credited) to Costs and Expenses	Due to Mergers and Acquisitions
For the period from October 4, 2004 to October 2, 2005:
Allowance for doubtful accounts and anticipated returns	$7,600	$64	$—	$(1,155)	$6,509
Valuation allowance for deferred tax assets	676	10,191	—	—	10,867

	$8,276	$10,255	$—	$(1,155)	$17,376

For the period from October 3, 2005 to December 31, 2005:
Allowance for doubtful accounts and anticipated returns	$6,509	$255	$512	$41	$7,317
Valuation allowance for deferred tax assets	10,867	1,067	669	—	12,603

	$17,376	$1,322	$1,181	$41	$19,920

For the period from January 1, 2006 to December 31, 2006:
Allowance for doubtful accounts and anticipated returns	$7,317	$2,789	$776	$(700)	$10,182
Valuation allowance for deferred tax assets	12,603	34,754	29,721	—	77,078

	$19,920	$37,543	$30,497	$(700)	$87,260

For the period from January 1, 2007 to December 31, 2007:
Allowance for doubtful accounts and anticipated returns	$10,182	$1,847	$—	$(147)	$11,882
Valuation allowance for deferred tax assets	77,078	18,561		—	95,639

	$87,260	$20,408	$—	$(147)	$107,521

EXHIBIT INDEX

Exhibit Number	Exhibit
4.3	Form of Subordinated Promissory Note relating to $25.0 million aggregate principal amount of borrowings from certain investment funds

10.23	Amendment No. 9 to Credit Agreement, dated as of November 16, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.24	Amendment No. 10 to Credit Agreement, dated as of March 31, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.28	Amendment No. 2 to Term Loan Agreement, dated as of November 16, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other signatory lenders thereto

10.29	Amendment No. 3 to Term Loan Agreement and Amendment No. 1 to Subordinated Guaranty and Security Agreement, dated as of November 16, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of KPMG, LLP

23.2	Consent of PricewaterhouseCoopers, LLP

31.1	Certification of CEO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002