Form 10-K/A
period 2007-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2008-04-29
CIK 918964

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐

Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

EXPLANATORY NOTE

International Textile Group, Inc. (the “Company”) has previously filed its annual report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) with the Securities and Exchange Commission (the “Commission”). This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely for the purpose of filing the information required in Part III of Form 10-K within 120 days after the Company’s fiscal year end, pursuant to General Instruction G(3) of Form 10-K. In connection with the filing of this Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of1934 (the “Exchange Act”), the Company is also filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a) /15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Unless otherwise expressly set forth herein, this Amendment does not modify or update the disclosure in, or exhibits to, the Form 10-K or reflect events occurring after the filing of the Form 10-K.

As more fully set forth in the Form 10-K, on October 20, 2006, the Company was combined (the “Combination”) with ITG Holdings, Inc. (f/k/a International Textile Group, Inc., “Former ITG”). In connection therewith, the Company changed its name from Safety Components International, Inc. (“SCI”) to International Textile Group, Inc.

ii

iii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides the names, ages and positions of the individuals who serve as members of the board of directors, or as executive officers, of the Company:

Name	Age	Positions and Offices
Wilbur L. Ross, Jr.	70	Chairman of the Board of Directors
Joseph L. Gorga	55	President and Chief Executive Officer and Director
Gary L. Smith	49	Executive Vice President and Chief Financial Officer and Director
Robert E. Garren	51	Vice President, Human Resources and Corporate Communications
Neil W. Koonce	60	Vice President and General Counsel
Craig J. Hart	45	Vice President and Treasurer
Gail A. Kuczkowski	52	Vice President and Chief Accounting Officer
Russell M. Robinson III	49	Vice President and Corporate Secretary

Frank K. Goehring	41	President, Automotive Safety North America
Thomas E. McKenna	49	President, Cone Denim
Kenneth T. Kunberger	48	President, Burlington Worldwide
J. Derrill Rice	47	President, Burlington House
James W. Payne	59	President, Carlisle Finishing
Georg Saint-Denis	42	President, Automotive Safety Europe and Automotive Safety Asia

Stephen W. Bosworth	68	Director
Michael J. Gibbons	37	Director
David H. Storper	42	Director
Dr. Daniel D. Tessoni	60	Director
David L. Wax	55	Director
Pamela K. Wilson	61	Director

Wilbur L. Ross, Jr. is Chairman of the Board of the Company. Mr. Ross is Chairman and Chief Executive Officer of WL Ross & Co. LLC (“WLR”), a merchant banking firm, a position he has held since April 2000. WLR is an affiliate of the Company. Mr. Ross is also Chairman of the Board of Directors of Nano-Tex, LLC. He also serves on the board of the following companies, among others: International Coal Group, Inc., Clarent Hospital Corp. and Phoenix International Holding Co. of the United States; Mittal Steel Company, N.V. of the Netherlands; Insuratex, Ltd. of Bermuda; Nikko Electric Industry Co. Ltd. and Ohizumi Manufacturing Company of Japan; Blue Ocean Re Holdings Ltd. and Montpelier Re Holdings Ltd. in Bermuda; International Auto Components Group SL in Europe and Brazil; and Wagon PLC in Europe.

Joseph L. Gorga is the President and Chief Executive Officer, and a director, of the Company. Mr. Gorga has been President and Chief Executive Officer of ITG and a member of its board of directors since the completion of the Combination. Prior thereto, he held those same positions with Former ITG from Former ITG’s inception in August 2004. Prior to that, Mr. Gorga served as President and Chief Executive Officer of Burlington Industries LLC, a manufacturer of textile products for apparel and interior furnishing products, from 2003 to 2004, during which time he oversaw the integration of Burlington Industries LLC and Cone Denim LLC. He served as Executive Vice President of Burlington Industries Inc. from December 2002 until November 2003. Mr. Gorga is vice chairman of the board of directors of Nano-Tex, LLC and a member of the board of directors of OCM India Limited.

Gary L. Smith is the Executive Vice President and Chief Financial Officer, and a director, of the Company. Mr. Smith has been Executive Vice President and Chief Financial Officer of ITG and a member of its board of directors since the completion of the Combination. Prior thereto, he held those positions with Former ITG from

Former ITG’s inception in August 2004. Prior to that, Mr. Smith served as Executive Vice President and Chief Financial Officer of Cone Mills Corporation, a manufacturer of textile products, primarily denim, for apparel and interior furnishing products, from 1999 to 2004. On April 18, 2008, Mr. Smith announced his decision to resign from all positions with the Company, effective May 31, 2008.

Robert E. Garren is Vice President, Human Resources and Corporate Communications of the Company. Mr. Garren has been Vice President, Human Resources and Corporate Communications of ITG since the completion of the Combination. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, he served as Vice President, Human Resources and Corporate Communications of Burlington Industries from 2003 to 2004, and as Director of Compensation and Benefits of Burlington Industries from 1998 to 2003.

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

Craig J. Hart is Vice President and Treasurer of the Company. Mr. Hart joined ITG in December 2007 from Remy International, Inc., a manufacturer of various electrical and automotive components and parts, where he served as Treasurer since 2004. Mr. Hart joined Remy International, Inc. in February 1997. Previously he worked for Pontarelli Builders, a contractor and construction company, since 1995 and, prior thereto, at US Lending Corporation, an automobile financing company, in the roles of Director of Financial Services and Controller.

Gail A. Kuczkowski is Vice President and Chief Accounting Officer. Prior to joining the Company in January 2008, Ms. Kuczkowski served as Director, Global Accounting at INVISTA, an integrated fiber and polymers business, from September 2006 and as Assistant Corporate Controller from May 2004 until September 2006. Prior thereto, she served as Chief Financial Officer – US/Canada of KoSa, a producer of commodity and specialty polyester fibers, polymers and intermediates, from December 2002 to May 2004. Ms. Kuczkowski began her career at Price Waterhouse, an accounting firm.

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

Frank K. Goehring is President, Automotive Safety North America, a division of the Company’s Automotive Safety Products business unit, and has served as such since April 2007. Mr. Goehring previously served as President and Chief Operating Officer, Narricot Industries, L.P. and BST Safety Textiles— Holding GmbH (“BST Safety Textiles”), presently subsidiaries of the Company, prior to the Company’s acquisition of BST US Holdings LLC, the parent of such companies, in April 2007. Mr. Goehring joined BST Safety Textiles in January 1997. Prior to joining BST Safety Textiles, Mr. Goehring worked for Karl-Martin Maier AG where he served as Director of Sales and Taylorix AG where he served as Sales Manager.

Thomas E. McKenna is President of the Cone Denim division of the Company and has served as such since January 2008. Mr. McKenna previously had been the President, Sales and Marketing of the Cone Denim division of ITG since the completion of the Combination. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, he was Executive Vice President, Denim Merchandising and Marketing of Cone Mills from 2001 to 2004.

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

Georg Saint-Denis is President, Automotive Safety Europe and Automotive Safety Asia divisions of the Company’s Automotive Safety Products business unit, and has served as such since April 2007. Mr. Saint-Denis previously served as Chief Financial Officer for BST Safety Textiles and President for its European operations prior to the acquisition by the Company of its parent company in April 2007. Mr. Saint-Denis joined BST Safety Textiles in January 2002. Prior to joining BST Safety Textiles he worked for Deutsche Bank AG. Mr. Saint-Denis started with Deutsche Bank as a bank apprentice in 1986 and held a number of different positions before being named Branch Director in 1997.

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

David H. Storper has been a director of the Company since December 2005 and Senior Managing Director of WLR since its founding in April 2000. Prior to that, Mr. Storper was a Managing Director in the Restructuring Group at Rothschild Inc. since 1996. He holds a B.S. from Columbia University’s School of Engineering and Applied Science and an M.B.A. from Columbia University.

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

Audit Committee

The Company’s board of directors has a standing audit committee currently composed of three directors, Dr. Daniel D. Tessoni (chair), Michael J. Gibbons and David L. Wax. The Company’s board of directors has determined that Dr. Tessoni is an audit committee financial expert (within the meaning of Item 407(d) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) with respect to the Company. The common stock of the Company is not traded on the New York Stock Exchange (the “NYSE”) or any other national securities exchange; however, the Company’s board of directors has determined that Dr. Tessoni is independent within the meaning of NYSE Rule 303A.02 and Rule 10A-3(b) promulgated under Section 10A of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as to its directors and other employees. A copy of the code of ethics has been filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2007, which has previously been filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, are required to file initial reports of ownership and reports of certain changes in ownership with the SEC. Based solely upon our review of copies of such reports for our 2007 fiscal year, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, have complied with all applicable filing requirements for our 2007 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Report of the Compensation Committee

The members of the Compensation Committee of the Board of Directors of the Company who participated in the review, discussion and recommendation with respect to the compensation matters addressed herein have reviewed and discussed with the management of the Company the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A.

Stephen W. Bosworth, Chairman
Wilbur L. Ross, Jr.
David L. Wax
David Storper

Effective April 1, 2008, Dr. Daniel D. Tessoni was appointed as a member of the Compensation Committee. Dr. Tessoni did not participate in any of the review, discussion or recommendations with respect to the compensation matters addressed herein.

Compensation Discussion and Analysis

Overview

The following compensation discussion and analysis provides an overview of the Company’s compensation objectives and policies, the elements of compensation that we generally provide to our executive officers, and the material factors that were considered in making the decisions to pay the various elements of compensation for service to the Company in 2007. Following this discussion, we have provided a series of tables containing specific information about the compensation earned by and paid to the following individuals in 2007, whom we refer to as our Named Executive Officers:

•	Joseph L. Gorga, President and Chief Executive Officer;

•	Gary L. Smith, Executive Vice President and Chief Financial Officer;

•	John L. Bakane, President, Cone Denim;

•	Georg Saint-Denis, President, Automotive Safety Europe and Automotive Safety Asia; and

•	Kenneth T. Kunberger, President, Burlington WorldWide.

The Compensation Committee of the Board of Directors (the “Committee”) has the responsibility to formulate and approve the annual compensation for the Company’s executive officers. The Committee currently consists of Messrs. Bosworth, Ross, Jr., Wax, Storper and Dr. Tessoni.

The Company’s compensation program for executive officers, including the Named Executive Officers, is designed to attract and retain key individuals who can further the strategic objectives of the Company. Additionally, the program is designed to motivate those key employees to achieve specified organizational goals and to reward them for superior performance. Individual compensation elements are designed to reward both short and long-term performance with the goal of increasing stockholder value over the long term. The Company encourages equity ownership among its executives through, among other things, periodic stock-based incentive awards and related mandatory holding periods for certain of the equity award grants made to executive officers of the Company.

Background

Prior to the completion of the Combination, all of the Named Executive Officers other than Mr. Saint-Denis were officers of Former ITG, and all compensation paid for services prior to such date for those individuals was paid by Former ITG. Beginning on October 20, 2006, all of the Named Executive Officers, other than Mr. Saint-Denis, began their service as officers of the Company, and all compensation paid for services on or after such date was paid by the Company.

In April 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings LLC (n/k/a ITG Automotive Safety Holdings LLC, “BST Holdings”), which owned the business and operations of BST Safety Textiles Holdings GmbH (“BST Safety Textiles”). Prior to the completion of the BST Acquisition, Mr. Saint-Denis was an officer of BST Safety Textiles, and all compensation for services prior to such date was paid by BST Holdings. Beginning in April 2007, Mr. Saint-Denis began his service as an officer of the Company, and all compensation paid for services thereafter was paid by the Company.

Effective December 31, 2007, John L. Bakane, who served as President – Cone Denim, retired from the Company.

On April 18, 2008, Gary L. Smith announced his decision to resign from his positions as Executive Vice-President and Chief Financial Officer, and as a director, of the Company effective as of May 31, 2008.

Overview of Compensation and Process

The elements of the Company’s executive compensation program are: base salary, an annual incentive opportunity, long-term equity awards, retirement and other benefits, and perquisites. Taken together, these elements are designed to attract and retain the necessary executive talent, reward annual performance, provide incentives for a balanced focus on the Company’s long-term strategic goals, and provide incentives to increase stockholder value, all as described below. Further, the Company is party to employment agreements with each of the Named Executive Officers, each of which provides for a negotiated contractual level of base salary and, in some instances, certain other mandated compensation. Within any parameters set out in an applicable employment agreement, the Committee determines the overall level and mix of compensation for each executive officer based upon a number of factors it deems relevant, including corporate or business unit performance against established goals, the market environment in which the Company operates, the performance of general management responsibilities, and the required efforts necessary for the attainment of long-term strategic goals. The Committee desires to couple base salaries with compelling incentive opportunities based on the achievement of short-term annual goals. The Committee also considers periodic equity incentive awards to provide long-term incentives to increase the value of the Company for its various stakeholders. For executive officers, the combined potential for annual cash incentive awards and long-term equity incentive awards can, in some years, comprise a substantial portion of total annual compensation.

Role of Executive Officers and Outside Parties in Compensation Decisions

The Committee makes all compensation decisions for the Company’s executive officers and approves recommendations regarding annual incentive and equity awards to all of the Company’s executives. While the Chief Executive Officer makes recommendations to the Committee regarding base salary adjustments, annual incentive awards, and equity awards for all Company executives other than himself, the Committee has the final authority to make these decisions, and may accept, reject or modify any of the CEO’s recommendations.

With respect to 2007 compensation matters, the Committee engaged the services of Mercer Human Resource Consulting LLC (“Mercer”) to advise the Committee on matters pertaining to the Company’s executive compensation program. Among other items, Mercer was engaged to review the participation levels and structure of the Company’s annual incentive compensation program, to provide guidance regarding potential structures and participation levels within any new long-term incentive plan, and to assess the competitiveness of base salary levels of the Company’s executive officers. As a part of its engagement, Mercer remains available to consult with the Committee on an ongoing basis.

Components of Compensation

Base Salary

The base salary is the fixed portion of an executive’s annual compensation and is intended to recognize fundamental market value for the skills and experience of the individual relative to the responsibilities of his position with the Company. Within the negotiated parameters established in each executive officer’s employment agreement, the Chief Executive Officer makes periodic recommendations to the Committee concerning base salaries and salary adjustments for executives (other than with respect to his own base salary), and the Committee reviews those recommendations and, in its sole discretion, approves adjustments as it deems appropriate. The Chief Executive Officer and the Committee in 2007 considered, and in the future may consider, factors such as recent individual performance, comparison with other executives with similar responsibilities either at the Company or at other comparable market companies, changes in job scope or responsibilities, other recent salary adjustments and information related to total compensation provided by market relevant companies (in the form of third party salary surveys or similar instruments) in determining base salary adjustments for executive officers. For these purposes, “market” is generally described as companies of similar size, whether or not they are manufacturing companies, other manufacturers of non-durable goods generally, and other textile manufacturers. In addition, for certain executive positions, “market” may not be limited to companies within the Company’s industry or solely to manufacturing companies, as the skills necessary for these positions may not be industry or segment specific. For 2007, the Committee also reviewed certain salary survey information provided by Mercer, which included information from Mercer’s benchmark database, in its review of executive officer base salaries. Based on this market information, Mr. Kunberger’s individual performance assessment, and the increase in responsibilities as a result of certain business unit reorganizations, the Chief Executive Officer recommended and the Committee approved an increase in base salary for Mr. Kunberger effective May 1, 2007. In light of the continued efforts related to the Company’s international initiatives, domestic restructurings, compliance and integration activities, the CEO did not recommend, and the Committee did not make, any other adjustments to base salaries in 2007.

The Committee, in its sole discretion, but within the negotiated parameters contained in the Chief Executive Officer’s employment agreement, is responsible for establishing the base salary level for the Chief Executive Officer. The Committee in 2007 considered, and in the future may consider, factors such as individual performance, market information and third party salary surveys, among other factors, in establishing the base salary for the Chief Executive Officer. At its meeting on February 21, 2008, the Committee reviewed the base salary of the Chief Executive Officer. After considering the Company’s overall performance, the CEO’s individual performance to date, and any recent salary adjustments, along with certain information provided by Mercer, which included information from Mercer’s benchmark database, concerning salary surveys and information for chief executive officers in companies within the Company’s “market,” as described above, the Committee determined to increase the base salary of the Chief Executive Officer to an annual level of $660,000.00 effective January 1, 2008.

Annual Incentive Compensation

Unlike base salary, which is fixed, annual incentive compensation is intended to vary as a direct reflection of Company and individual performance over a twelve-month period. The Company’s Management Incentive Plan (the “MIP”) is designed to reward executive officers and other top managers in the form of cash bonuses for the achievement of annual financial and other operating goals. The Committee, with input from the Chief Executive Officer, annually establishes certain performance measures and operating goals for the MIP and establishes payout levels under the MIP for the Company’s executive officers. For 2007, the goals established under the MIP were based on Earnings before Interest, Taxes, Depreciation, Amortization, and Restructuring charges (“EBITDAR”) both at the operating unit or division level and for the Company as a whole. For certain internal reporting purposes, management uses EBITDAR as the relevant financial metric because it excludes certain non-cash and restructuring charges that management believes are not as relevant to the long-term operating performance of the Company for current assessments. As a result, the Committee has determined that EBITDAR is an appropriate measurement on which to set payout levels under the MIP. Goals also included certain key management objectives which varied by business unit and individual. These key management objectives related to, among other things, the Company’s international initiatives, domestic restructuring, compliance and integration related activities. “Threshold,” “Target” and “Excellence” levels of performance, based on EBITDAR were established for the Company as a whole and for each operating unit in the Company. Payout opportunities for each level of performance were established by the

Committee and expressed as a percentage of base salary. For the Chief Executive Officer, the “Threshold” incentive opportunity was established at 37.5% of base salary, the “Target” incentive opportunity was established at 75% of base salary, and the “Excellence” incentive opportunity was established at 150% of base salary. For the Chief Financial Officer, the “Threshold” incentive opportunity was established at 30% of base salary, the “Target” incentive opportunity was established at 60% of base salary and the “Excellence” incentive opportunity was established at 120% of base salary. For division presidents, the “Threshold” incentive opportunity was established at 25% of base salary, the “Target” incentive opportunity was established at 50% of base salary and the “Excellence” incentive opportunity was established at 100% of base salary. For 2007, the Committee chose to reduce the “Target” incentive opportunity by 50% for all MIP participants, including all Named Executive Officers, reflecting the fact that the Company remained in transition with its strategic objectives and had not achieved desired earnings levels. The “Threshold” incentive opportunity level was also reduced to 33% of the 2007 adjusted “Target.” The “Excellence” incentive opportunity level remained unchanged. For the Chief Executive Officer and Chief Financial Officer, 75% of “Target” incentive opportunity was based on total Company EBITDAR and 25% on certain key management objectives. For division presidents, 15% of “Target” incentive opportunity was based on total Company EBITDAR, 70% on business unit EBITDAR, and 15% on certain key management objectives. The Committee is exclusively responsible for establishing the performance objectives and payout levels for the Chief Executive Officer. For the Chief Executive Officer, performance measures were comprised of total EBITDAR for the Company and certain key management objectives. At the completion of each fiscal year, the Committee reviews the Company’s actual results in comparison to established performance measures and operating goals and decides on the appropriate level of the Company’s incentive awards to be paid in light of all relevant factors.

Based on the Company’s progress in achieving certain EBITDAR levels in particular business units and certain key management objectives, the Committee awarded payments under the MIP to certain executive officers and other participants, including the Chief Executive Officer as set out in the “Summary Compensation Table” which follows this discussion. Such awards for executive officers and other participants (other than himself) were recommended by the Chief Executive Officer and approved by the Committee. The Committee exclusively determined the level of incentive payment for the Chief Executive Officer.

Equity Incentive Awards

Long-term equity incentive awards, which have historically been made in the form of grants of options exercisable for Company common stock or awards of restricted shares of Company common stock, have been granted with the intent to reward performance over a multi-year period with clear links to long-term stockholder value. The Committee believes that awards with a substantial risk of forfeiture in the shorter-term help to focus the executive officers on long-term value, and also provide retention benefits. With the goal of providing executive officers with a stake in the Company and encouraging participants to focus on long-term Company performance, the Committee has, in the past, elected to make awards in the form of restricted stock and non-qualified stock options. The realized compensation from these incentives will vary as a reflection of stock price over time. Historically, the Committee has considered general information concerning marketplace trends in deciding whether to grant long-term incentive awards, but there has been no established formula, policy or timeframe for the granting of individual awards to executive officers. Instead, the Committee has chosen to make periodic award grants based on the level of job responsibility of the proposed recipient, the potential for the recipient’s performance to assist in the attainment of long-term goals and the perceived importance of retaining the recipient’s services. Since the completion of the Combination, the Company has not had availability under any of its equity incentive plans to make grants of any plan-based awards.

With respect to awards made to certain executive officers, including the Named Executive Officers who have received awards to date, restricted stock grants have historically contained a “holding requirement” obligating the recipient to hold 50% of the awarded shares for a period ranging from four to seven years from the date of the grant. For the Named Executive Officer recipients, this holding period is seven years.

In 2007, in recognition of the fact that the Company does not currently have the availability under any of its equity incentive plans to grant plan-based awards, the Committee worked with Mercer to assess marketplace trends concerning equity and equity-based compensation, to consider various design alternatives of long-term incentive plans, and to evaluate market competitive participation levels. On April 1, 2008, the Board of Directors approved the Company’s 2008 Equity Incentive Plan. Approval and adoption of the plan remains subject to stockholder approval. The Committee expects that it will consider specific grants under the Company’s 2008 Equity Incentive Plan at the conclusion of the stockholder approval process.

Perquisites

The Company provides the Named Executive Officers and certain other executive officers with perquisites that the Company and the Committee believe are reasonable and consistent with its overall compensation objectives. The Committee periodically reviews the type and amount of perquisites provided or made available to executive officers. The Committee believes that such perquisites should be competitive in value, type and amounts as compared to the market comparable companies, described above. In this light, the Company does not provide supplemental pension arrangements or post-retirement health coverage to executives.

Perquisites provided in 2007 included car allowances or a company car, supplemental long-term disability coverage, accident insurance, and supplemental life insurance benefits.

Post-Employment Compensation

The Company does not provide supplemental pension arrangements or post-retirement health coverage for executive officers or any other employees. However, executives, and all other U.S. employees, are eligible to participate in the Company’s tax-qualified Section 401(k) defined contribution plan. Under this plan, the Company provides a matching contribution of 100% of the first 3% of the participant’s eligible compensation which is contributed to this plan, and 50% of the next 2% of the participant’s eligible contributed compensation up to the federal limits on earnings and contributions. All Named Executive Officers other than Mr. Saint-Denis (who is based in Germany and thus not eligible to participate) participated in this 401(k) plan during 2007 and received matching contributions in accordance with this matching formula.

Nonqualified Deferred Compensation

The Company does not provide an active, ongoing nonqualified deferred compensation plan for the benefit of its executives or any other employees. In connection with the completion of the Combination, the Company assumed, and maintains, a legacy deferred compensation, or “KEYSOP” plan. This KEYSOP plan no longer allows deferrals, and there are only three remaining participants under this KEYSOP plan, none of whom are executive officers of the Company.

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

In connection with this review in 2007, the Committee determined that it was in the Company’s best interests to pay the income tax consequences that otherwise would be required of the Named Executive Officers as a result of the continued holding period requirement imposed in connection with the grant of equity incentive awards when the vesting and restriction requirements had lapsed. The amounts are set out in the notes to the “Summary Compensation Table,” below. The Committee maintains the discretion to review and consider this matter in the future as it deems it appropriate.

Employment Agreements, Termination of Employment Arrangements and Change of Control Payments

The Company is party to employment agreements with each of the Named Executive Officers. These agreements contain terms which the Committee believes are consistent with the overall compensation objectives of the

Company and are necessary to attract and retain superior executive talent willing to focus on the long-term success of the Company. In connection with the adjustment to his base salary made in February 2008, Mr. Gorga’s employment agreement was extended to a term of four years. The employment agreements with Messrs. Smith and Kunberger have a term of two years, and each agreement has an automatic one year renewal unless either the applicable executive or the Company gives the other party three months’ notice of non-renewal. In the case of Mr. Saint-Denis, his agreement became effective April 1, 2007 and has a term of four years from that effective date. His agreement has an automatic one year renewal which takes effect beginning with the third anniversary of the agreement.

The agreements with Messrs. Gorga, Smith, and Kunberger provide that the parties will be eligible to receive severance payments in the event of a termination without “cause” (as defined in each employment agreement) or a termination for “good reason” (as defined in each employment agreement). In the event of a termination without “cause” or with “good reason,” the applicable Named Executive Officer is entitled to a payment equal to two times his then-current base salary plus two times the average of the Named Executive Officer’s previous three years annual bonus (except in the case of Mr. Gorga, who would be entitled to four times his base salary, and four times the average of his previous three years’ annual bonus in such event). Further, if the Company chooses not to renew an agreement, that Named Executive Officer would be entitled to one year’s base salary plus the average of his previous three years’ annual bonus (except for Mr. Gorga, who would be entitled to three times his base salary and three times the average of his previous three years’ annual bonus in such event). The executive’s medical and dental coverage would also continue during the severance period.

The agreement for Mr. Saint-Denis provides that the Company would have a continued obligation to pay his annual salary through the end of the term of his agreement in the event of a termination of employment for reasons other than his voluntary resignation, “cause” (as defined in the agreement), disability, or death. The Company would not have an obligation to continue variable compensation, but would have an obligation to continue supplemental medical benefits, accident insurance, and direct insurance for the balance of the term of the agreement.

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

Had a change of control occurred in 2007 and had their employment been terminated on December 31, 2007, each of the Named Executive Officers would have been eligible to receive the amounts set forth in the table below.

Potential Payments Upon Termination or a Change of Control

Name and Principal Position	Salary ($)	Bonus ($) (1)	Benefits ($) (2)	Equity Incentive Payout ($) (3)	Total ($)
Joseph L. Gorga (4) President and Chief Executive Officer	$1,800,000	$447,301	$41,429	$106,857	$2,395,587

Gary L. Smith Executive Vice President and Chief Financial Officer	$800,000	$149,040	$21,606	$38,163	$1,008,809

John L. Bakane Former President, Cone Denim	$1,099,992	$213,358	$27,619	$31,041	$1,372,010

Georg Saint-Denis President, Automotive Safety Europe and Automotive Safety Asia	$1,100,993	$0	$0	$0	$1,100,993

Kenneth T. Kunberger President, Burlington Worldwide	$660,000	$151,667	$27,619	$22,899	$862,185

Notes:

1.	For Mr. Gorga, represents the average bonus payment for the years 2005, 2006, and 2007 multiplied by 3 years. For Messrs. Smith, Bakane and Kunberger, represents the average bonus payment for the years 2005, 2006 and 2007 multiplied by 2 years. Under Mr. Saint-Denis’ agreement, there is no obligation for continued payment of variable compensation following termination.
2.	Consists of medical and dental coverage for 3 years (in the case of Mr. Gorga) or 2 years (in the case of each of Messrs. Smith, Bakane and Kunberger) based on the 2008 COBRA rates (less a 2% administrative fee). For Mr. Saint-Denis, consists of premiums for direct insurance (pension), accident insurance, and supplemental medical insurance.
3.	Reflects the accelerated vesting of all unvested equity incentive awards at December 31, 2007 based on the closing price of $3.00 per share of the Company’s common stock on the Over-the-Counter Bulletin Board on such date. The number of unvested equity incentive awards for each participating Named Executive Officer at December 31, 2007 was as follows: Mr. Gorga, awards representing 35,619 shares; Mr. Smith, awards representing 12,721 shares; Mr. Bakane, awards representing 10,347 shares; and Mr. Kunberger, awards representing 7,633 shares.
4.	As described above, subsequent to December 31, 2007, certain changes were made to Mr. Gorga’s employment agreement, which changes would have increased the potential payments described herein if in effect as of such date.

Mr. Bakane retired from the Company at December 31, 2007.

On April 18, 2008, Mr. Smith announced his decision to resign from his positions as Executive Vice President and Chief Financial Officer, and as a director, of the Company, effective as of May 31, 2008 (the “Resignation Date”). Mr. Smith will continue to serve in his current positions, including as the Company’s principal financial officer, until May 31, 2008. In connection with his resignation, Mr. Smith entered into a Separation Agreement (the “Separation Agreement”) with the Company.

Pursuant to the Separation Agreement, Mr. Smith is entitled to receive (i) an amount equal to his current base compensation, together with a cash payment representing two times his average annual bonus payments for the last three fiscal years (less applicable withholding and other customary reductions), paid in various installments through May 31, 2010, and (ii) various additional amounts, including for his unused vacation days. In addition, all of Mr. Smith’s stock options and restricted stock awards will vest on the Resignation Date, and will remain subject to the terms and conditions of the Company’s equity incentive plans pursuant to which such grants were made, except for specified provisions requiring forfeiture in the event of certain terminations. In addition, Mr. Smith is entitled to continued participation in certain health, life insurance and other employee benefit programs through May 31, 2010.

Except as provided above pursuant to the Separation Agreement, Mr. Smith is not entitled to receive any other payments from the Company related to the termination of his employment, including, without limitation, any payments that would otherwise be required pursuant to the Employment Agreement, effective as of January 1, 2005, between Mr. Smith and the Company.

Summary Compensation Table

The following table sets forth information regarding the compensation paid to, or earned by, our Named Executive Officers, consisting of our principal executive officer, principal financial officer, and other three most highly compensated officers who were serving as executive officers as of December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Joseph L. Gorga President and Chief Executive Officer	2007	$600,000	$0	$103,298	$106,649	$150,000	$0	$106,349	$1,066,296
	2006	$600,000	$0	$177,918	$21,034	$0	$0	$164,233	$963,185

Gary L. Smith Executive Vice President and Chief Financial Officer	2007	$400,000	$0	$36,894	$35,548	$0	$0	$55,970	$528,412
	2006	$400,000	$0	$63,541	$7,011	$65,000	$0	$76,656	$612,209

John L. Bakane Former President, Cone Denim	2007	$549,996	$0	$54,836	$91,842	$40,000	$0	$53,799	$790,473
	2006	$549,996	$0	$51,681	$6,661	$35,000	$0	$70,761	$714,098

Georg Saint-Denis President, Automotive Safety Europe and Automotive Safety Asia	2007	$338,767	$0	$0	$0	$100,000	$0	$124,764	$563,531
	2006	$291,282	$0	$0	$0	$195,912	$0	$15,060	$502,255

Kenneth T. Kunberger President, Burlington Worldwide division	2007	$320,000	$0	$22,133	$24,884	$150,000	$3,842	$43,114	$563,973
	2006	$300,000	$0	$38,124	$4,908	$40,000	$(1,166)	$55,521	$437,387

Notes:

1.	Represents the value per share ($5.80) of restricted stock which vested in 2007 in accordance with FASB Statement No. 123(R), Share Based Payment. For Mr. Bakane, also represents the value per share ($3.00) of shares vested as of 12/31/2007.
2.	Amounts have been calculated utilizing the relevant provisions of FASB Statement 123(R), Share Based Payment. See Note 14 in the notes to consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007 for the relevant assumptions used in determining the value of option awards.
3.	Represents payments made under the Management Incentive Plan.
4.	Represents payments made by the Company to reimburse such individuals for their income taxes due as a result of the vesting of certain restricted stock grants in 2007 as follows: for Mr. Gorga, $74,228; for Mr. Smith, $26,511; for Mr. Bakane, $21,560; and for Mr. Kunberger, $15,904. For Messrs. Gorga, Smith, Bakane and Kunberger, also includes Company matching contributions to the Company’s 401(k) Savings Plan in 2007, car allowances, premiums for supplemental long-term disability coverage, and premiums for supplemental life insurance benefits. For Mr. Saint-Denis, 2007 figures include a special one-time payment in connection with the completion of the BST Acquisition in the amount of $73,645 and payment for vacation time not taken in the amount of $31,946. For Mr. Saint-Denis, also includes the value of a Company-provided car and premiums for supplemental medical, accident and direct insurance (pension).

Grants of Plan Based Awards

As described in more detail above, the Company does not currently have availability under any of its equity incentive plans to, grant any plan-based equity incentive awards. As a result, no award grants were made in 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to all unexercised stock options and unvested restricted stock grants previously awarded to the Named Executive Officers as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (2)	Market Value of Shares or Units of Stock that Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)
Joseph L. Gorga	70,535	30,229	0	$10.10	9/26/2015	35,619	$106,857	0	$0

Gary L. Smith	23,511	10,076	0	$10.10	9/26/2015	12,721	$38,163	0	$0

John L. Bakane	31,908	0	0	$10.10	6/28/2008	0	$0	0	$0

Georg Saint-Denis	0	0	0	—	—	0	0	0	$0

Kenneth T. Kunberger	16,457	7,053	0	$10.10	9/26/2015	7,633	$22,899	0	$0

Notes:

1.	One-half (1/2) of these options will vest on September 30 of each of 2008 and 2009.
2.	The restrictions on one-half (1/2) of these shares will lapse on September 30 of each of 2008 and 2009.
3.	Share value is determined by multiplying the closing price of the the Company’s common stock on the Over-the-Counter Bulletin Board on December 31, 2007 ($3.00) by the number of shares.

Option Exercises and Stock Vested

The following table includes certain information with respect to options exercised and the number of shares of the Company’s common stock acquired upon the lapse of certain restrictions thereon by the Named Executive Officers during the fiscal year ended December 31, 2007.

Option Exercises and Stock Vested

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Joseph L. Gorga	0	$0	17,810	$103,298

Gary L. Smith	0	$0	6,361	$36,894

John L. Bakane	0	$0	15,520	$61,044

Georg Saint-Denis	0	$0	0	$0

Kenneth T. Kunberger	0	$0	3,816	$22,133

Notes:

1.	Underlying value of vested shares on vesting date was $5.80. For J. Bakane, shares vested at termination valued at $3.00.

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

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Joseph L. Gorga	N/A	N/A	N/A	N/A

Gary L. Smith	N/A	N/A	N/A	N/A

John L. Bakane	N/A	N/A	N/A	N/A

Georg Saint-Denis	N/A	N/A	N/A	N/A

Kenneth T. Kunberger	The Retirement System of Burlington Industries LLC and Affiliated Companies	9	$42,915	$0

Notes:

1.	The present value calculation is based on the accounting cost assumptions used for the Company’s year-end disclosure statement under FASB Statement No. 158 for 2007.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on its Board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties as directors as well as the expertise and knowledge required. Compensation levels are reviewed periodically by the Board of Directors and adjusted as deemed appropriate. Executive officers who serve as directors of the Company are not entitled to additional compensation for such services. Historically, non-employee directors of the Company generally were entitled to cash compensation for their agreement to provide services to the Company. Subsequent to the Combination and prior to July 1, 2007, the Company paid non-employee directors an annual retainer of $30,000 for service as a member of the Board of Directors and a fee of $1,500 for each meeting attended. In addition, the Company paid a fee of $1,500 for each Committee meeting attended, including telephonic meetings. The Board of Directors has deemed it appropriate that only non-employee directors who are not affiliated with WLR should receive compensation for service as a member of the Board. In 2007, the Company engaged the services of Mercer to review its director compensation program to determine its competitiveness relative to other public companies. Mercer conducted a study on behalf of the Company and provided both survey information and recommendations for consideration. As a result of this study and the recommendations from Mercer, the Board authorized modifications to the Director Compensation program effective July 1, 2007. Under this program, each non-employee director not affiliated with WLR now receives an annual retainer of $40,000 for services as a director. In addition to this retainer, each of those directors receives $1,500 per day for all committee meetings attended in person, and $750 per day for all meetings attended by telephone or video conference. Further, the Chair of the Audit Committee receives an annual retainer of $10,000 and the Chair of the Compensation Committee receives an annual retainer of $5,000. All fees are paid on a quarterly basis. The Company also reimburses non-employee directors for expenses incurred in attending board and committee meetings.

In addition, in 2007, Messrs. Bosworth and Tessoni served as members of a special committee of the Board of Directors in connection with the consideration of certain transactions that involved various activities of the Company. In exchange for such services, Messrs. Bosworth and Tessoni each received additional fees of $15,000.

The Company also maintains a “Stock Option Plan for Non-Employee Directors,” under which non-employee directors were historically eligible to be granted non-qualified stock options as approved by the Committee. No additional awards are allowed under this plan. As described elsewhere, subject to stockholder approval, the Board has adopted the Company’s 2008 Equity Incentive Plan, which includes the ability to grant to outside, independent directors such form of compensation in the future.

The amounts set out in the table below include all amounts paid to current members of the Company’s Board of Directors in 2007 for their service as a board member of the Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Stephen W. Bosworth	$76,000	$35,548	$111,548

Michael J. Gibbons	$0	$0	$0

Joseph L. Gorga	$0	$0	$0

Wilbur L. Ross, Jr.	$0	$0	$0

Gary L. Smith	$0	$0	$0

David H. Storper	$0	$0	$0

Daniel D. Tessoni	$91,250	$0	$91,250

David L. Wax	$0	$0	$0

Pamela K. Wilson	$0	$0	$0

1.	Amount has been calculated in accordance with the relevant provisions of FASB Statement No. 123(R), Share Based Payment. See Note 14 in the notes to consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007 for the relevant assumptions used to determine the value of option awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2007, Messrs. Ross, Jr., Bosworth, Storper and Wax, none of whom are officers or employees of the Company, were members of the Compensation Committee of the Company’s Board of Directors. Effective April 1, 2008, Dr. Tessoni was appointed as a member of the Compensation Committee. None of the Compensation Committee members serve as members of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

WLR provides advisory services to us (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR is paid a quarterly fee of $500,000 and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). Wilbur L. Ross, Jr. (chairman), Michael J. Gibbons, David H. Storper, David L. Wax and Pamela K. Wilson, each members of our board of directors, are the chairman and chief executive officer, chief financial officer, senior managing director, managing director and senior vice president, respectively, of WLR.

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

Also on March 2, 2007, the Company issued and sold an aggregate of 2.0 million shares of Preferred Stock at a price of $25.00 per share, for a total purchase price of $50.0 million, to certain entities affiliated with Wilbur L. Ross, Jr., the chairman of our board of directors, pursuant to the terms and conditions of a Subscription Agreement (the “Subscription Agreement”). The Company issued and sold 266,000 of such shares to WLR Recovery Fund III, L.P. (“Fund III”). WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Mr. Ross is the managing member of Associates III. The Company issued and sold the remaining 1,734,000 shares of Preferred Stock to WLR/GS Master Co-Investment, L.P. (“Co-Investment L.P.”). WLR provides certain investment management and advisory services to Co-Investment L.P., and Mr. Ross may be deemed to have voting or dispositive power over such shares. Mr. Ross is the chairman and chief executive officer of WLR. The board of directors of the Company formed a special committee, consisting of the members of the board who were not affiliated with Mr. Ross, and the special committee, along with its independent legal and financial advisors, negotiated and approved the terms and conditions of the Subscription Agreement.

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

In September 2007, the Company entered into a marketing and service arrangement (the “Arrangement”) with OCM India Limited (“OCM”). A majority of OCM was acquired in February 2007 by two investment funds that are affiliated with Mr. Ross or as to which WLR provides certain management and advisory services. Under the Arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. The fee was $75,000 per quarter through December 31, 2007. The service fee increased to $150,000 per quarter beginning on January 1, 2008. From February 2007 through the date of entry into the Arrangement, ITG provided nominal services to OCM.

On December 3, 2007, in connection with the modification of certain terms and conditions of the credit facility entered into by BST Holdings, the Company borrowed $25.0 million in aggregate principal amount from three investment funds that are affiliated with Mr. Ross. The borrowings are evidenced by subordinated promissory notes (the “Notes”) issued to each of WLR IV Parallel ESC, L.P. (“ESC”), Fund III and WLR Recovery Fund IV, L.P. (“Fund IV”) in the principal amounts of $75,000, $2,275,000 and $22,650,000, respectively. The Notes bear interest at a rate of 18.0% per annum. As described above, Mr. Ross is the managing member of the general partner of Fund III. WLR Recovery Associates IV LLC (“Associates IV”) is the general partner of Fund IV. Mr. Ross is the managing member of Associates IV and an executive officer of the managing member of ESC. The largest aggregate principal amount outstanding during the period disclosed was $25.4 million. The Company has not paid any principal and all interest on the Notes to date has been accrued or converted to additional principal amounts. At December 31, 2007, $25.4 million was outstanding, including interest that has been accrued or converted to principal.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of shares of ITG common stock and Series A convertible preferred stock (the “Preferred Stock”) as of March 31, 2008 by (1) each person (including any group deemed a “person” under Section 13(d)(3) of the Exchange Act) known to ITG to beneficially own more than 5% of ITG’s common stock, (2) each of ITG’s Named Executive Officers, (3) ITG’s directors and (4) all directors and current executive officers of ITG as a group. This table is based upon information supplied to ITG by its officers, directors and principal stockholders, and Schedules 13D and 13G filed with the SEC, as applicable.

Name, and Address of Beneficial Owners Over 5%	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Preferred Stock (1) Beneficially Owned	Percent of Common Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned	Percent of Total Voting Power Beneficially Owned
Wilbur L. Ross, Jr. and Affiliated Entities (2) c/o WL Ross & Co. LLC 600 Lexington Avenue, 19th Floor New York, New York 10022	14,334,154	8,568,126	82.1%	98%	87.4%
Joseph L. Gorga (3)	177,393	—	*	—	*
Gary L. Smith (4)	61,674	—	*	—	*
John L. Bakane (5)	69,936	—	*	—	*
Georg Saint-Denis	—	85,964	—	*	*
Kenneth T. Kunberger (6)	39,354	—	*	—	*
Stephen W. Bosworth (7)	23,511	—	*	—	*
Michael J. Gibbons (8)	—	—	—	—	—
David H. Storper (8)	—	—	—	—	—
Daniel D. Tessoni	—	—	—	—	—
David L. Wax (8)	—	—	—	—	—
Pamela K. Wilson (8)	—	—	—	—	—
All directors and current executive officers as a group (20 persons) (9)	14,839,464	8,740,054	85.0%	100%	90%

*	Represents less than 1% of the outstanding class of stock.
(1)	Shares of Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Preferred Stock is entitled to one vote per share on all such matters.
(2)	WLR Recovery Fund II, L.P. (“Fund II”) directly owns 268,243 shares of common stock, WLR Recovery Fund, III, L.P. (“Fund III”) directly owns 4,356,639 shares of common stock and International Textile Holdings, Inc. (“Holdings”) directly owns 9,709,272 shares of common stock of the Company. Fund II is the majority stockholder of Holdings, WLR Recovery Associates II LLC (“Associates II”) is the general partner of Fund II and WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Wilbur L. Ross, Jr. is the managing member of Associates II and of Associates III. Accordingly, Associates II, Associates III and Mr. Ross may be deemed to share voting and dispositive power over the shares of common stock owned by Fund II, Fund III and Holdings. Fund II directly owns 2,951,408.79 shares of Preferred Stock, Fund III directly owns 3,734,983.46 shares of Preferred Stock, and WLR/GS Master Co-Investment, L.P. (“Co-Investment L.P.”) directly owns 1,881,734.12 shares of Preferred Stock, of the Company. In addition to being the managing member of Associates II and Associates III, Mr. Ross has certain voting and dispositive power with respect to securities owned by Co-Investment L.P. As a result, Mr. Ross may be deemed to beneficially own such shares of Preferred Stock. To the extent Mr. Ross is deemed to beneficially own any of the foregoing shares, he disclaims such ownership.
(3)	Consists of 106,858 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 70,535 shares of ITG common stock.
(4)	Consists of 38,163 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 23,511 shares of ITG common stock.
(5)	Consists of 38,028 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 31,908 shares of ITG common stock.
(6)	Consists of 22,897 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 16,457 shares of ITG common stock.

(7)	Consists of currently exercisable options to purchase up to 23,511 shares of ITG common stock.
(8)	Excludes shares beneficially owned by entities affiliated with Wilbur L. Ross, Jr. Mr. Ross is the chairman and chief executive officer of WLR, which provides certain management and/or consulting services to the entities described in note (2) above. Mr. Wax is a Managing Director of WLR. Ms. Wilson is a Senior Vice President of WLR. Mr. Storper is a Senior Managing Director of WLR. Mr. Gibbons is the Chief Financial Officer of WLR. Each of Mr. Wax, Ms. Wilson, Mr. Storper, and Mr. Gibbons disclaims beneficial ownership of all shares held by affiliates of Mr. Ross.
(9)	See notes (1)-(8).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company’s independent registered public accounting firm for the Company’s 2007 and 2006 fiscal years was KPMG LLP. The following table provides information on the fees billed to the Company by KPMG LLP for its services relating to the Company’s fiscal years ended December 31, 2007 and 2006.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit Fees	$2,588,000	$1,976,000
Audit-Related Fees	256,000	—
Tax Fees	5,000	12,000
All Other Fees	133,000	8,000

Total Fees	$2,982,000	$1,996,000

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

•

“tax fees” are fees billed by the independent registered public accounting firm for professional services for tax compliance, tax advice and tax planning including assistance in preparation of domestic and foreign tax returns of the Company; and

•

“all other fees” are fees billed by the independent registered public accounting firm to the Company for any services not included in the first three, and consist of fees related to acquisition due diligence in 2007 and 2006.

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

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gary L. Smith
Gary L. Smith
Executive Vice President and Chief Financial Officer

Date:	April 29, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002