Form 10-Q
period 2008-03-31
INTERNATIONAL TEXTILE GROUP INC
filed 2008-05-13
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 9, 2008 was 17,469,333.

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

Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. These forward-looking statements include, but are not limited to, those described under Item 1A entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2007. You are encouraged to carefully review those risk factors for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate.

Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

INTERNATIONAL TEXTILE GROUP, INC.

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$19,335	$29,417
Accounts receivable, net	153,321	128,657
Sundry notes and receivables	19,606	18,127
Inventories	207,160	198,192
Deferred income taxes	2,393	1,713
Prepaid expenses	6,992	5,731
Other current assets	7,627	8,692

Total current assets	416,434	390,529
Investments in and advances to unconsolidated affiliates	2,715	2,294
Property, plant and equipment, net	504,072	466,102
Intangibles and deferred charges, net	27,525	28,585
Goodwill	56,351	54,405
Deferred income taxes	8,325	6,896
Other assets	2,558	15,110

Total assets	$1,017,980	$963,921

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$5,429	$4,306
Short-term borrowings	33,119	24,297
Accounts payable	85,879	72,437
Sundry accounts payable and accrued liabilities	54,865	45,409
Income taxes payable	6,696	5,499
Deferred income taxes	123	1,035

Total current liabilities	186,111	152,983
Bank debt and other long-term obligations, net of current maturities	383,358	349,895
Senior subordinated notes	92,656	88,623
Unsecured subordinated notes – related party	26,500	25,363
Note payable to joint venture partner	2,940	2,940
Deferred income taxes	14,475	11,484
Other liabilities	15,727	15,852

Total liabilities	721,767	647,140
Minority interest	18,358	20,289
Stockholders’ equity:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 8,740,054 and 8,577,440 shares issued and outstanding, aggregate liquidation value of $218,501 and $214,436, at March 31, 2008 and December 31, 2007, respectively)	218,501	214,436
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,469,333 shares issued and outstanding at March 31, 2008 and December 31, 2007)	175	175
Capital in excess of par value	126,602	130,360
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(87,102)	(64,770)
Accumulated other comprehensive income, net of taxes	20,090	16,702

Total stockholders’ equity	277,855	296,492

Total liabilities and stockholders’ equity	$1,017,980	$963,921

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
		(As Recast)
Net sales	$263,359	$252,694
Cost of goods sold	237,219	229,918

Gross profit	26,140	22,776
Selling and administrative expenses	22,238	20,931
Expenses associated with corporate realignment	5,671	—
Expenses associated with certain share transactions	—	1,272
Start-up costs on international initiatives	9,578	3,307
Provision for restructuring and impairment	1,187	2,009

Loss from operations	(12,534)	(4,743)

Other income (expense):
Interest income	444	333
Interest expense	(11,669)	(6,118)
Other income	1,070	1,595

	(10,155)	(4,190)

Loss from continuing operations before income taxes, equity in income (losses) of unconsolidated affiliates and minority interest	(22,689)	(8,933)
Income tax expense	(1,888)	(1,536)
Equity in income (losses) of unconsolidated affiliates	241	(47)
Minority interest in losses of consolidated subsidiaries	2,004	486

Loss from continuing operations	(22,332)	(10,030)
Loss from discontinued operations, net of income taxes	—	(2,729)

Net loss	$(22,332)	$(12,759)

Net loss	$(22,332)	$(12,759)
Accrued preferred stock dividend	(4,065)	(737)
Accretion of preferred stock discount	—	(523)

Net loss applicable to common stock	$(26,397)	$(14,019)

Net loss per common share, basic:
Loss from continuing operations	$(1.69)	$(0.73)
Loss from discontinued operations	—	(0.17)

	$(1.69)	$(0.90)

Net loss per common share, diluted:
Loss from continuing operations	$(1.69)	$(0.73)
Loss from discontinued operations	—	(0.17)

	$(1.69)	$(0.90)

Weighted average number of shares outstanding, basic	15,590	15,508
Weighted average number of shares outstanding, diluted	15,590	15,508

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
OPERATIONS		(As Recast)
Net loss	$(22,332)	$(12,759)
Adjustments to reconcile net loss to cash used in operations:
Provision for restructuring and impairment	1,187	2,049
Provision for bad debts	(37)	128
Depreciation and amortization of fixed assets	10,136	6,956
Amortization of intangibles and deferred financing costs	1,841	1,458
Amortization of stock-based compensation	309	344
Deferred income taxes	(545)	1,577
Equity in (income) losses of unconsolidated affiliates	(241)	47
Minority interest in losses of consolidated subsidiaries	(2,004)	(486)
Gain on disposal of assets	(3)	(193)
Noncash interest expense	5,169	534
Foreign currency exchange (gains) losses	(1,498)	297
Contributions to pension plan	(300)	(2,500)
Change in operating assets and liabilities:
Accounts receivable	(19,615)	(25,904)
Inventories	(4,826)	2,562
Other current assets	3,199	(5,289)
Accounts payable and accrued liabilities	15,113	9,304
Income taxes payable	(1,020)	(3,536)
Other	11,745	646

Net cash used in operating activities	(3,722)	(24,765)

INVESTING
Capital expenditures	(39,905)	(59,379)
Proceeds from sale of property, plant and equipment	1,736	343

Net cash used in investing activities	(38,169)	(59,036)

FINANCING
Proceeds from issuance of term loans	16,883	12,352
Repayment of term loans	(262)	(514)
Net borrowings under revolver loans	6,638	13
Borrowings of short-term bank notes	6,239	3,749
Payment of financing fees	—	(322)
Repayment of capital lease obligations	(334)	(5,988)
Increase (decrease) in checks issued in excess of deposits	2,881	(717)
Proceeds from issuance of preferred stock	—	50,000
Capital contributions/loans from minority shareholders	—	686

Net cash provided by financing activities	32,045	59,259

Effect of exchange rate changes on cash and cash equivalents	(236)	271

Net change in cash and cash equivalents	(10,082)	(24,271)
Cash and cash equivalents at beginning of period	29,417	61,921

Cash and cash equivalents at end of period	$19,335	$37,650

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$608	$4,371
Cash payments for interest	$10,558	$6,111
Noncash investing and financing activities:
Exchange of unsecured subordinated notes for preferred stock	$—	$67,992
Capital lease obligations incurred to acquire assets	$574	$—

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1 Business and Basis of Presentation

International Textile Group, Inc. (including, when the context requires, its consolidated subsidiaries, the “Company” or “ITG”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, Germany, Poland, Nicaragua, Mexico and Vietnam. The Company produces automotive safety (including airbag fabric and cushions), apparel, government uniform, technical and specialty textiles.

The unaudited condensed consolidated financial statements included herein have been prepared by International Textile Group, Inc. and its subsidiaries pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

On April 1, 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings LLC (f/k/a BST U.S. Holdings, Inc. “BST Holdings”). In accordance with GAAP, in a transaction accounted for as an “as if pooling-of-interests,” the financial statements of previously separate entities are not combined for periods prior to the date common control was established. BST Holdings and the Company came under common control on December 8, 2006; as a result, the Company’s historical financial statement presentation includes the results of both of these entities as of, and from, that date. Accordingly, the condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2007 have been recast to include BST Holdings’ consolidated results of operations and cash flows.

Significant Accounting Policies

As of March 31, 2008 there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Segment Information

As of the quarter ended March 31, 2008, the Company reports its financial results in four reportable segments: automotive safety, bottom-weight woven apparel fabrics, development stage and all other. The reporting of the Company’s operations in four reportable segments, as recast, is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). Prior to and during the Company’s quarter ended March 31, 2007, the Company had seven reportable segments. As a result of the completion of the acquisition of BST Holdings and the subsequent integration of the Company’s automotive businesses, beginning in the Company’s quarter ended June 30, 2007, the Company determined that it operated in four reportable segments for which separate financial information was available and upon which operating results were evaluated on a timely basis to assess performance and to allocate resources. In the fourth quarter of 2007, the Company’s narrow fabrics business first met the criteria to be presented as a separate reportable segment under GAAP. Prior to that quarter, the narrow fabrics business was included in the all other segment. In the quarter ended March 31, 2008, the Company determined that its narrow fabrics business was no longer required to be presented as a separate reportable segment; therefore the results of that business have been included in the all other segment for all periods presented in this report. See Note 8.

Reclassifications

Certain amounts previously presented in the unaudited condensed consolidated financial statements for the prior periods have been reclassified to conform with current period presentation.

Business Concentrations

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company expects to adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. ITG is currently assessing the impact that SFAS No. 157 is expected to have on its consolidated results of operations, financial position or cash flows for nonfinancial assets and nonfinancial liabilities.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which became effective for the Company on January 1, 2008, provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, referred to as FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for ITG as of January 1, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its results of operations, financial condition or cash flows.

Note 2 Inventories

The major classes of inventory were as follows (in thousands):

	March 31, 2008	December 31, 2007
Inventories at FIFO:
Raw materials	$40,081	$42,673
Stock in process	57,397	52,739
Produced goods	105,056	97,873
Dyes, chemicals and supplies	16,625	15,874

	219,159	209,159
Excess of FIFO over LIFO	(11,999)	(10,967)

Total	$207,160	$198,192

Note 3 Long-Term Debt

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Revolving loans:
ITG	$63,047	$58,654
BST	13,469	11,100
Term loans:
Burlington Morelos S.A. de C.V.	10,979	11,229
BST	188,019	177,520
Cone Denin (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	11,669	11,390
ITG-Phong Phu Joint Venture	15,737	10,754
Cone Denim de Nicaragua	37,000	25,000

Senior subordinated notes	92,656	88,623
Unsecured subordinated notes - related party	26,500	25,363
Capitalized lease obligations	12,501	12,210
Other notes payable	4,364	4,342

Total debt	510,883	471,127
Less: current portion of long-term debt	(5,429)	(4,306)

Total long-term portion of debt	$505,454	$466,821

Revolving and term loans

Subsequent to March 31, 2008, on April 15, 2008, the Company completed a corporate realignment of certain of its operating entities (the “Realignment”) that resulted in the consolidation of the Company’s automotive safety businesses into a single operating group and related modifications to its various financing agreements. In the Realignment, the Company consolidated substantially all of the assets, liabilities and operations comprising its automotive safety business segment under a single holding company, known as ITG Automotive Safety Holdings LLC (f/k/a BST US Holdings LLC, “BST Holdings”). As a result, the Company’s automotive safety businesses, including the Maulburg, Germany based BST Safety Textiles business (“BST”), now operate under the “ITG Automotive Safety” brand name. As part of the Realignment, certain of the assets and operations of BST Holdings’ subsidiary, Narricot Industries, LLC (“Narricot”), which produces narrow fabrics for military and technical uses, were separated from the operations of BST and now operate as a separate, direct subsidiary of the Company. Prior to the Realignment, certain of the Company’s automotive safety business operations were conducted under the ITG brand name, and the related assets were pledged as security under the Company’s $165.0 million credit agreement with General Electric Capital Corporation, as agent (the “Credit Agreement”), and other operations that were conducted under the BST brand name were pledged as security under the approximately $220.0 million credit facility relating to BST Holdings (the “BST Facility”). In addition, the Company’s equity interest in BST Holdings was pledged as security under the Company’s $80.0 million senior subordinated notes due June 6, 2011 (the “Notes”). Pursuant to the Realignment, the automotive safety operating entities whose assets were pledged under the Credit Agreement were exchanged for the equity interests in Narricot together with a $70.0 million note payable by BST Holdings to the Company (the “Intra-company Note”).

In connection with effecting the Realignment, on April 14, 2008, the Company, General Electric Capital Corporation, as agent and a lender, and the other signatories thereto, entered into Amendment No. 11 (the “Credit Agreement Amendment”) to the Credit Agreement. After completing the Realignment, the obligations of the Company under the Credit Agreement are now secured by certain of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than BST Holdings and its U.S. subsidiaries) and a pledge by the Company of the stock of certain foreign subsidiaries. The Credit Agreement Amendment provided, among other things, the consent of the lenders under the Credit Agreement to all of the matters required to effect the Realignment, including the release of the assets and stock previously serving as collateral under the Credit Agreement which were transferred to BST Holdings, and for certain additional modifications to reflect the changes in the assets, businesses and operations constituting the collateral under the Credit Agreement after giving effect to the Realignment.

In addition, on April 15, 2008, BST Holdings amended and restated the facilities agreement relating to the BST Facility (the “Amended BST Facility Agreement”). The Amended BST Facility Agreement provides that the obligations of BST Holdings thereunder are secured by substantially all of the assets of BST Holdings’ subsidiaries and a pledge by BST Holdings of the stock of its subsidiaries, which includes the subsidiaries transferred to BST Holdings as part of the Realignment. The Amended BST Facility Agreement provided, among other things, the consent of the lenders under the BST Facility to all of the matters required to effect the Realignment, including the release of Narricot and its assets, which were transferred to the Company, and for modifications to certain of the financial covenants therein to reflect the changes in the assets, businesses and operations constituting the collateral under the BST Facility after giving effect to the Realignment and to more accurately reflect the currently anticipated operating results and financial condition of BST Holdings for the foreseeable future. Pursuant to the Amended BST Facility Agreement, the margins on revolving loans, the first lien term loan and the second lien term loan thereunder were increased to 5.5%, 5.5% and 14.0%, respectively, after April 15, 2008, and the aggregate commitment under the revolving credit facility portion of the facility was set at €19.8 million (approximately $31.2 million at April 15, 2008). The 14.0% margin effective after April 15, 2008 consists of a cash portion of 9.0% and a noncash payable-in-kind portion of 5.0%, with the payable-in-kind interest compounded semi-annually. In addition, the BST Facility, as amended, contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively, for periods after April 15, 2008.

Senior subordinated notes

Also in connection with the Realignment, on April 15, 2008, the Company entered into Amendment No. 1 to the Senior Subordinated Note Purchase Agreement (the “Amended Note Purchase Agreement”) with the holders of the Notes. Pursuant to the Amended Note Purchase Agreement, the Company pledged the Intra-company Note as additional collateral for its obligations under the Notes, and agreed to amendments to certain of the financial and other covenants contained in the Note Purchase Agreement to reflect certain changes in the Company’s assets, businesses and operations after giving effect to the Realignment. At March 31, 2008, $92.7 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Credit Agreement and that certain Term Loan Agreement by and among the Company’s wholly owned subsidiary, Burlington Morelos S.A. de C.V., and General Electric Capital Corporation and certain other signatories thereto.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation

No. 34,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2008, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2008 or December 31, 2007.

Note 4 Stockholders’ Equity

	Preferred stock	Common stock	Capital in excess of par value	Treasury stock	Retained earnings (accumulated deficit)	Accumu- lated other compre- hensive income	Total
Balance at December 31, 2007	$214,436	$175	$130,360	$(411)	$(64,770)	$16,702	$296,492
Comprehensive loss for the three months ended March 31, 2008:
Net loss	—	—	—	—	(22,332)	—	(22,332)
Foreign currency translation adjustments	—	—	—	—	—	3,388	3,388

Net comprehensive loss	—	—	—	—	—	—	(18,944)
Amortization of unearned compensation	—	—	307	—	—	—	307
Preferred stock dividends	4,065	—	(4,065)	—	—	—	—

Balance at March 31, 2008	$218,501	$175	$126,602	$(411)	$(87,102)	$20,090	$277,855

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), of which 8,740,054 shares of Preferred Stock were issued and outstanding at March 31, 2008 (8,577,440 shares issued and outstanding at December 31, 2007). The Company’s board of directors is authorized to provide for the creation and issuance of additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with an entity (“Fund II”) affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68.0 million of indebtedness owed to Fund II, repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Preferred Stock. Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Preferred Stock, at a price of $25.00 per share, for a total purchase price of $50.0 million to certain other entities affiliated with Mr. Ross. On April 1, 2007, the Company issued an additional 3,355,020 shares of Preferred Stock in connection with the acquisition of BST Holdings.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31, 2008	December 31, 2007
Foreign currency translation adjustments	$20,480	$17,092
Pension plans	(53)	(53)
Postretirement benefit plans	(337)	(337)

Total	$20,090	$16,702

Note 5 Reconciliation to Diluted Earnings per Share

The following data show the amounts used in computing earnings per share, including the weighted average number of common shares and dilutive potential common shares, and the effect thereof on loss from continuing operations (in thousands).

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Loss from continuing operations available to common shareholders	$(26,397)	$(14,019)
Effect of dilutive securities:
None	—	—

Numerator for diluted earnings per share	$(26,397)	$(14,019)

Weighted-average number of common shares used in basic earnings per share	15,590	15,508
Effect of dilutive securities:
Convertible preferred stock	—	—
Contingently issuable common stock held in escrow	—	—
Stock options	—	—
Nonvested restricted common stock	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	15,590	15,508

Based on the number of shares of Preferred Stock outstanding as of March 31, 2008 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be convertible at the option of the holders thereof into 22,704,914 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive.

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Convertible preferred stock	22,705	12,337
Contingently issuable common stock held in escrow	1,749	1,749
Nonvested restricted common stock	—	51
Stock options	—	26

	24,454	14,163

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under SFAS Nos. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. Changes in the commodity derivatives’ fair values are recorded in the consolidated statements of operations in cost of goods sold, and in other (income) expense for contracts related to international start-up initiatives that have not begun the consumption of cotton in operations. At March 31, 2008, there were no commodity derivative instruments outstanding.

The Company uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented; therefore, the changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for the applicable periods presented.

In March 2007, BST Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million (approximately $197.0 million at March 31, 2008) and a fixed rate of 4.10% through November 2008. Also in March 2007, BST Holdings entered into an interest rate floor agreement with a notional amount of €125.0 million (approximately $197.0 million at March 31, 2008) and a fixed rate of 3.905% through November 2008. At March 31, 2008, the fair market value of BST Holdings’ interest rate derivatives was $0.5 million. Changes in the interest rate derivatives’ fair values are recorded in the consolidated statements of operations in interest expense.

Gains and losses on derivative instruments were $0.4 million gain in the quarter ended March 31, 2008 and $0.3 million loss in the quarter ended March 31, 2007.

Note 7 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) provides additional guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations.” In accordance with FIN 47, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that would not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

The Company is building a 28 million yard vertical denim plant in Nicaragua, called Cone Denim de Nicaragua, which is expected to begin operations in 2008. At March 31, 2008, the Company had contributed approximately $50.7 million of cash to construct the facility in Nicaragua, which is estimated to cost approximately $86 million. Additionally, the Company is building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam (ITG—Phong Phu Ltd., Co. Joint Venture). ITG-Phong Phu Ltd., Co. Joint Venture is 60% owned by ITG and 40% owned by the Phong Phu Corporation. This integrated complex is expected to be operational in 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. At March 31, 2008, the Company had contributed approximately $20.6 million of its approximately $30 million obligation to construct the ITG-Phong Phu Ltd., Co. facility, which has a total estimated cost of approximately $52 million.

As of March 31, 2008, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $7.7 million related to the construction of the Cone Denim de Nicaragua plant and $3.7 million related to the construction of the ITG-Phong Phu Ltd., Co. Joint Venture complex. In addition, the Company had other commitments for capital expenditures and to purchase raw materials in the amount of $7.0 million at March 31, 2008. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the assets. As of March 31, 2008, the Company had commitments for the funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $0.2 million and, with respect to the China joint venture agreement, the intention, but not an obligation, to fund its share of this joint venture through possible loans or capital contributions of up to $1.9 million.

The Company and its subsidiaries have various claims and other lawsuits pending against them arising in the ordinary course of business. The Company may also be liable for environmental contingencies with respect to environmental cleanup activities. The Company makes provisions in its financial statements for litigation and claims based on the Company’s assessment of the possible outcome of such litigation and claims, including the possibility of settlement. It is not possible to determine with certainty the ultimate liability of the Company in the matters described above, if any, but in the opinion of management, their outcome is not expected to have a material adverse effect upon the financial condition or results of operations or cash flows of the Company.

Note 8 Segment and Other Information

Prior to and during the Company’s quarter ended March 31, 2007, the Company had seven reportable segments. As a result of the acquisition of BST Holdings described above, and the subsequent integration of the Company’s automotive businesses, beginning in the Company’s quarter ended June 30, 2007, the Company determined that it operated in four reportable segments for which separate financial information was available and upon which operating results were evaluated on a timely basis to assess performance and to allocate resources: automotive safety, bottom-weight woven apparel fabrics, development stage and all other. Beginning in the quarter ended December 31, 2007, the Company’s narrow fabrics business first met the criteria to be presented as a separate reportable segment under GAAP. Prior to that quarter, the results of the Company’s narrow fabrics business were included in the Company’s all other segment. In the quarter ended March 31, 2008, the Company determined that the narrow fabrics business was no longer required to be presented as a separate reportable segment; therefore the results of that business have been included in the all other segment for all periods presented in this report. Prior year segment information has been recast to conform to the current year presentation as described above. Additionally, prior to 2008, separate discreet financial information for the Company’s technical fabrics business was not available and its results are included in the automotive safety segment in 2007. Beginning in the quarter ended March 31, 2008, results of the technical fabrics business have been captured and are included in the all other segment.

The automotive safety segment consists of fabrics sold to airbag manufacturers, airbag cushions that are produced by cutting and assembling airbag fabric and components, and a wide array of fabrics for consumer and industrial uses. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, and worsted and worsted wool blend fabrics. The development stage segment includes start-up costs on international initiatives in China (denim and synthetic apparel fabrics and commission finishing plants), Nicaragua (denim apparel fabrics plant) and Vietnam (cotton apparel fabrics complex) until such time as these new facilities are fully operational. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform fabrics, including woven worsteds, wool blend and printed cotton fabrics primarily for both dress and battle fatigue U.S. military uniforms; narrow fabrics for seat belts and military and technical uses; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; transportation services; and other miscellaneous items.

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below. The Company evaluates performance and allocates resources based on profit or loss before interest, restructuring charges, certain unallocated corporate expenses, other income (expense) and income taxes. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the quarters ended March 31, 2008 and March 31, 2007 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $2.5 million and $3.3 million, respectively.

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
		(As Recast)
Net Sales:
Automotive Safety	$116,310	$113,777
Bottom-weight Woven Apparel Fabrics	89,296	104,210
Development Stage	4,949	—
All Other	55,332	37,998

	265,887	255,985
Intersegment sales	(2,528)	(3,291)

	$263,359	$252,694

Loss From Continuing Operations Before Income Taxes, Equity in Income (Losses) of Unconsolidated Affiliates and Minority Interest:
Automotive Safety	$8,257	$5,080
Bottom-weight Woven Apparel Fabrics	1,581	5,602
Development Stage	(9,934)	(3,307)
All Other	121	(1,990)

Total reportable segments	25	5,385
Corporate expenses	(5,393)	(6,656)
Expenses associated with corporate realignment	(5,671)	—
Expenses associated with certain share transactions	—	(1,272)
Restructuring and impairment charges	(1,187)	(2,009)
Interest expense	(11,669)	(6,118)
Other income	1,206	1,737

	$(22,689)	$(8,933)

	March 31, 2008	December 31, 2007
Total Assets
Automotive Safety	$441,396	$427,532
Bottom-weight Woven Apparel Fabrics	206,367	204,442
Development Stage	240,975	222,068
All Other	123,835	106,330
Corporate	5,407	3,549

	$1,017,980	$963,921

Note 9 Restructuring Activities and Discontinued Operations

The provision for restructuring and impairment reported in loss from continuing operations included the following (in thousands):

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Restructuring provisions:
Severance and COBRA benefits	$64	$544
Pension curtailment and settlement charges	—	139
Relocation and other costs	1,123	1,326

Total restructuring	$1,187	$2,009

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities. In the first quarter of 2007, the restructuring charge included the establishment of a $0.3 million reserve for severance and COBRA benefits, $0.1 million for pension curtailment and settlement charges, and $1.0 million for costs paid to relocate and convert equipment to new facilities. The Company recorded restructuring charges of $0.2 million during the first quarter of 2008, comprised of a $0.1 million accrual for additional severance and COBRA benefits and $0.1 million for costs paid to relocate and convert equipment to new facilities.

In December 2006, the Company announced that it would be transitioning certain administrative functions within its automotive safety segment from its Greenville, South Carolina location, and that it would be undertaking the consolidation of certain manufacturing operations in Germany. As a result, the Company recognized a pre-tax charge for restructuring of $0.4 million during the first quarter of 2007 for relocation and other associated costs related to this plan.

In September 2007, the Company announced that it would close its Hildesheim, Germany facility in the automotive safety segment. The operations previously undertaken at this facility are being transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively. Expected costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 89 jobs in Germany. During the first quarter of 2008, the Company recognized an additional $1.0 million for relocation and other associated costs to close and consolidate these facilities.

In March 2007, the Company also reduced its screen print operations in the all other segment resulting in the elimination of 11 jobs at the Company’s facility in Carlisle, South Carolina. As a result, the Company recognized a pre-tax charge for restructuring of $0.2 million during 2007 for severance and COBRA benefits.

Following is a summary of activity related to restructuring accruals for severance and COBRA benefits:

Severance and COBRA Benefits
Balance at December 31, 2007	$5,429
2008 charges, net	64
Payments	(427)

Balance at March 31, 2008	$5,066

The remaining accrued balance of $5.1 million for severance and COBRA benefits primarily relates to the Hildesheim, Germany plant closing described above, the previously announced 2007 plan to downsize certain overhead positions within the denim division of the bottom-weight woven apparel fabrics segment, and the previously announced 2007 plan to realign operating entities in the automotive safety segment including the consolidation of certain facilities. The Company expects to pay these benefits primarily during 2008 and the first half of 2009.

Discontinued Operations

In January 2007, the Company sold certain assets of its mattress fabrics product line to Culp, Inc. for $2.5 million in cash and shares of Culp’s common stock which were subsequently resold by the Company in 2007. On April 30, 2007, the Company sold certain assets related to discontinued operations for $1.4 million plus the assumption of certain liabilities. Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $10.1 million and $(2.7) million, respectively, in the quarter ended March 31, 2007.

Note 10 Early Retirement Incentive

In December 2006, the Company announced an early retirement incentive plan for certain salaried employees age 55 and over. In addition to receiving a severance benefit in accordance with the terms of the Company’s formal severance plan, all employees who elected to participate prior to the deadline of December 29, 2006 also received two months’ additional severance pay plus would be allowed to participate as active employees for one year in the Company’s medical and dental plan after termination. The employees who elected this incentive have left, or will leave, the Company at various dates depending on business needs, and these dates determine the ultimate payout of benefits in the future. Related benefits accrued under this plan were not considered to be restructuring charges since participation in the plan was voluntary. Following is a summary of activity related to the early retirement incentive accrual for severance and COBRA benefits (in thousands):

Balance at December 31, 2007	$1,216
Payments	(404)

Balance at March 31, 2008	$812

The Company expects to pay the remainder of these accrued benefits primarily during the 2008 and 2009 fiscal years.

Note 11 Fair Value of Financial Instruments

The Company’s implementation of SFAS 157 for financial assets and liabilities on January 1, 2008 had no effect on its existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs that the Company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities, prices obtained through third-party broker quotes and prices that can be corroborated with other observable inputs for substantially the complete term of a contract.

Level 3: Unobservable inputs. The Company does not use Level 3 inputs for any of its recurring fair-value measurements. Beginning January 1, 2009, Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities.

As described in Note 1, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FASB Staff Position No. 157-2. The Company’s derivative instruments, beyond any commodity derivative contracts that are designated as normal purchases, principally include cotton and natural gas futures, options or forward contracts, as well as interest-rate caps and floors, and foreign-currency forward contracts. These derivative contracts are principally with financial institutions and other commodities brokers, the fair values of which are obtained from third party broker quotes. The following table provides a summary of the fair values, measured on a recurring basis, of the Company’s assets and liabilities under SFAS 157 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At March 31, 2008
Assets:
Derivatives	$—	$635	$—	$635

Note 12 Subsequent Event

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

The proceeds from the brand name sale were initially utilized to pay down the revolving credit facility portion of the Credit Agreement, thereby increasing the amount available thereunder. Subsequently, the Company paid down $2.0 million of the accumulated accrued payable-in-

kind interest on the Notes. The remaining balance under such revolving credit facility is available for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following management’s discussion and analysis of financial condition and results of operations of International Textile Group, Inc. (“ITG” or the “Company”) should be read in connection with the unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, as well as with the Company’s 2007 annual report on Form 10-K filed with the Securities and Exchange Commission, which includes audited financial results of the Company as of and for the years ended December 31, 2007 and 2006.

ITG is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, that produces automotive safety, apparel, government uniform, technical and specialty textiles. The Company considers its five primary markets to be:

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

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company is actively engaged in expanding its global operations through acquisitions, international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base. As of March 31, 2008, the Company’s manufacturing footprint includes 27 production facilities in 11 countries throughout 4 continents. During late 2007, ITG opened its Jiaxing Burlington Textile Limited and its Cone Denim Jiaxing plants, both in China; its ITG-Phong Phu Joint Venture Co. (“ITG-PP Joint Venture”) complex in Vietnam and its Cone Denim de Nicaragua plant in Nicaragua will be opened in the first half of 2008. With the substantial completion of the international greenfield initiatives and the reconfiguration of its operations in 2008, the Company expects to begin fully realizing the benefits of its investments in 2009. Combined with capabilities in the U.S., Mexico and Europe, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain that is expected to allow the Company to seamlessly supply products and related services to customers worldwide; aligning with ITG’s customers is a critical component of the Company’s success. ITG expects that, upon completion of all of its current greenfield initiatives, its total investment in greenfield operations, including working capital, will exceed $300 million.

Operations

On April 15, 2008, the Company completed a corporate realignment of certain of its operating entities (the “Realignment”) that resulted in the consolidation of the Company’s automotive safety businesses into a single operating group and related modifications to its various financing agreements. In the Realignment, the Company consolidated substantially all of the assets, liabilities and operations comprising its automotive safety business segment under a single holding company, known as ITG Automotive Safety Holdings LLC. As a result, the Company’s automotive safety businesses, including the Maulburg, Germany based BST Safety Textiles business (“BST”), now operate under the “ITG Automotive Safety” brand name. As part of the Realignment, certain of the assets and operations of Narricot Industries, LLC (“Narricot”), which produces narrow fabrics for military and technical uses, were separated from the operations of BST and now operate as a separate, direct subsidiary of the Company.

The acquisition of BST is expected to provide operating cash flow to ITG, opportunities for significant synergies as the automotive businesses are integrated and long-term growth opportunities in automotive safety products as economies such as China and India begin to reflect increased automotive ownership.

International Greenfield Initiatives

In 2007, the Company completed the construction, and started production and testing, of a technologically advanced 28 million yard capacity vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, an area which is undersupplied despite the high level of capacity for basic denims in China. The Cone Denim division will market 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. Cone Denim (Jiaxing) began production in the third quarter of 2007 and shipped its initial first quality production in October 2007. Cone Denim Jiaxing is expected to be fully operational by the end of the second quarter of 2008 with capacity utilization increasing throughout 2008 to fully normalized operations.

The Company also has completed construction and primary equipment installation for a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited started limited production in the third quarter of 2007. This facility provides synthetic apparel fabrics, interior finishing fabrics and commission finishing services for other complementary products. The Company is expected to complete additional equipment installation for increased synthetic apparel fabric production capacity during 2008.

In April 2008, the Company celebrated the grand opening of a 28 million yard capacity vertical denim plant in Nicaragua. The choice of Nicaragua reflects the Company’s belief that Nicaragua, and Central America generally, will be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. In addition, the Company expects to benefit from tariff preference levels, or TPLs, granted to Nicaragua as part of the Central America Free Trade Agreement. A portion of such TPLs have been granted to the Company, which the Company expects to use to incentivize customers to purchase denims from Cone Denim facilities in Mexico and China.

The Company and Phong Phu Corporation are building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG-PP Joint Venture is 60% owned by the Company. Construction of these facilities commenced in March 2007 and is expected to be completed in mid-year 2008. This venture will offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex is expected to generate garment sales through the Company’s cut/sew/laundry operation during the first half of 2008, with the textile facility coming on line in the second half of 2008 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually.

Plant Consolidation and Asset Rationalization

As a part of its overall corporate strategy to reconfigure operations to better compete in the global marketplace, ITG has taken a number of actions relating to rationalizing its operating assets. Beginning in December 2007, the Company took various actions related to the completion of the Realignment, including the consolidation of certain facilities. Through such consolidation the Company seeks to lower its overall cost of production.

The Company is in the process of completing the previously announced closing of the Hildesheim, Germany facility in the automotive safety segment. The operations previously undertaken at this facility are being transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively.

Outlook

The Company’s two largest markets are affected somewhat differently by U.S. and global economic conditions and trade as almost 60% of the Company’s sales in the automotive safety business are in Europe and Asia, while for the apparel business the U.S. market is the predominant product destination. In addition, sales of the Company’s automotive safety products are also affected by total automotive sales and product penetration rates, as consumers continue to seek vehicles with higher safety content, such as the number and functionality of airbags, including rollover protection airbag systems. The Company’s apparel business is predominately affected by changes in retail sales, inventory at the retail and the manufacturer level, which declined in 2007, and the types and amount of imported products. The decline of the value of the U.S. dollar vis a vis other currencies such as the Euro is expected to have a minimal impact on imports of apparel to the U.S. as many Asian currencies are linked to the dollar. The strength of the Euro in global currency markets is continuing to create pricing pressures on the Company’s automotive business in Europe where imports are a viable alternative.

The Company expects that while its automotive safety business will continue to be affected in the near term by the weakness of the U.S. automotive market, the effects of the general economic conditions will be somewhat offset by the continued increasing penetration of safety products in automobiles. Specifically, in the near term, higher energy and other prices are having a disproportionate impact on the sales of SUVs in the U.S., which has an adverse impact on the Company’s sales given the higher airbag penetration rate in these types of vehicles. The Company also believes that Tier 1 suppliers to the automotive industry, which are airbag module integrators that sell complete airbag modules to automotive manufacturers, will, in the long-term, continue to outsource a portion of their airbag cushion production requirements as they focus on the development of proprietary technologies and that, with a strong Tier 2 supplier relationship, they may increase their outsourcing of these products as they focus on other components. However, in the near-term, decreased overall demand in the automotive market may increase the likelihood of decisions by Tier 1 suppliers to curtail outsourcing and begin production of certain programs using their own facilities to better utilize their in-house capacity. Like the automotive supply industry generally, the Company continues to experience significant competitive pressure for its airbag products. The Company expects that it will continue to experience competitive pressures and, although it believes that it has good working relationships with its customers due to its manufacturing capabilities, quality products and service, it cannot give assurances that purchases by Tier 1 suppliers will continue at or near their current levels.

Cotton prices have recently exceeded their historic ranges. Higher cotton prices are expected to negatively impact 2008 results as historically there has been a time lag in being able to recoup raw material price increases through increases in fabric selling prices. In addition to higher cotton prices, wool prices have increased and are expected to impact the Company negatively in 2008 as a result of the drought in Australia and the weakness of the U.S. dollar versus the Australian dollar. The ultimate effect of these increases in price levels on the Company’s earnings cannot be quantified, as the effect of movements in cotton and wool prices on industry selling prices are uncertain; however, any dramatic or unexpected additional increase in prices could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Results of Operations

On April 1, 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings LLC (f/k/a BST U.S. Holdings, Inc. “BST Holdings”). In accordance with accounting principles generally accepted in the United States, in a transaction accounted for as an “as if pooling-of-interests,” the financial statements of previously separate entities are not combined for periods prior to the date common control was established. BST Holdings and the Company came under common control on December 8, 2006; as a result, the Company’s historical financial statement presentation includes the results of both of these entities as of, and from that date. Accordingly, the unaudited condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2007 have been recast to include BST Holdings’ consolidated results of operations and cash flows.

Prior to and during the Company’s quarter ended March 31, 2007, the Company had seven reportable segments. As a result of the acquisition of BST Holdings described above, and the subsequent integration of the Company’s automotive businesses, beginning in the Company’s quarter ended June 30, 2007, the Company determined that it operated in four reportable segments for which separate financial information was available and upon which operating results were evaluated on a timely basis to assess performance and to allocate resources: automotive safety, bottom-weight woven apparel fabrics, development stage and all other. Beginning in the quarter ended December 31, 2007, the Company’s narrow fabrics business first met the criteria to be presented as a separate reportable segment under U.S. generally accepted accounting principles. Prior to that quarter, the results of the Company’s narrow fabrics business were included in the Company’s all other segment. In the quarter ended March 31, 2008, the Company determined that the narrow fabrics business was no longer required to be presented as a separate reportable segment; therefore the results of that business have been included in the all other segment for all periods presented in this report. Prior year segment information has been recast to conform to the current year presentation as described above. Additionally, prior to 2008, separate discreet financial information for the Company’s technical fabrics business was not available and its results are included in the automotive safety segment in 2007. Beginning in the quarter ended March 31, 2008, results of the technical fabrics business have been captured and are included in the all other segment.

The automotive safety segment consists of fabrics sold to airbag manufacturers, airbag cushions that are produced by cutting and assembling airbag fabric and components, and a wide array of fabrics for consumer and industrial uses. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, and worsted and worsted wool blend fabrics. The development stage segment includes start-up costs on international initiatives in China (denim and synthetic apparel fabrics and commission finishing plants), Nicaragua (denim apparel fabrics plant) and Vietnam (cotton apparel fabrics complex) until such time as these new facilities are fully operational. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform fabrics, including woven worsteds, wool blend and printed cotton fabrics primarily for both dress and battle fatigue U.S. military uniforms; narrow fabrics for seat belts and military and technical uses; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; transportation services; and other miscellaneous items.

Sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below. The Company evaluates performance and allocates resources based on profit or loss before interest, restructuring charges, certain unallocated corporate expenses, other income (expense) and income taxes. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the quarters ended March 31, 2008 and March 31, 2007 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $2.5 million and $3.3 million, respectively.

The following table presents certain results of operations by reportable segment (in thousands):

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
		(As Recast)
Net Sales:
Automotive Safety	$116,310	$113,777
Bottom-weight Woven Apparel Fabrics	89,296	104,210
Development Stage	4,949	—
All Other	55,332	37,998

	265,887	255,985
Intersegment sales	(2,528)	(3,291)

	$263,359	$252,694

Loss From Continuing Operations Before Income Taxes:
Automotive Safety	$8,257	$5,080
Bottom-weight Woven Apparel Fabrics	1,581	5,602
Development Stage	(9,934)	(3,307)
All Other	121	(1,990)

Total reportable segments	25	5,385
Corporate expenses	(5,393)	(6,656)
Expenses associated with corporate realignment	(5,671)	—
Expenses associated with certain share transactions	—	(1,272)
Restructuring and impairment charges	(1,187)	(2,009)
Interest expense	(11,669)	(6,118)
Other income	1,206	1,737

	(22,689)	(8,933)
Income tax expense	(1,888)	(1,536)
Equity in income (losses) of unconsolidated affiliates	241	(47)
Minority interest in losses of consolidated subsidiaries	2,004	486

Loss from continuing operations	(22,332)	(10,030)
Loss from discontinued operations, net of income taxes	—	(2,729)

Net loss	$(22,332)	$(12,759)

Comparison of Quarter Ended March 31, 2008 and Quarter Ended March 31, 2007

Consolidated: The Company’s consolidated net sales in the quarter ended March 31, 2008 were $263.4 million, an increase of $10.7 million, or 4.2% from the quarter ended March 31, 2007. The overall increase in net sales from the quarter ended March 31, 2007 was due to higher sales of North American one piece woven (“OPW”) and cushion products in the automotive safety segment, improvements in certain government uniform fabric programs, and new sales from the Company’s China start-up operations, partially offset by declines in domestic denim and synthetic fabric sales as the Company continued to rationalize its U.S. operations.

Gross profit margin in the quarter ended March 31, 2008 was 9.9% compared to 9.0% in the quarter ended March 31, 2007. The increase was primarily the result of improvements in certain government uniform fabric programs and higher sales in the automotive safety segment, partially offset by higher raw material and energy prices in the 2008 period.

Automotive Safety: Sales in the automotive safety segment were $116.3 million in the quarter ended March 31, 2008 compared to sales of $113.8 million in the quarter ended March 31, 2007. Excluding technical fabric sales of $6.5 million included in the first quarter of 2007 (as explained above), automotive safety sales increased $9.0 million. The sales volume change was primarily in North America as sales of OPW products increased 42% in unit volume and 48% in dollar volume due to a higher mix of OPW airbag curtains sold for truck and SUV platforms that were launched in 2008 as compared to the 2007 period. North American airbag cushion unit sales volume increased 9% and dollar sales volume increased 17% as compared to the 2007 period due to a more favorable product mix. European OPW unit sales volume declined 8% in the quarter ended March 31, 2008 compared to the prior year period, while the sales volume of airbag fabric, cut parts and cushions remained relatively unchanged. Despite the decline in unit volume, European dollar sales volume was comparable in the quarter ended March 31, 2008 to the prior year period due to the favorable exchange rate effect of the Euro. Sales in the segment’s China joint venture increased 84% in the first quarter of 2008 compared to the first quarter of 2007 as this venture was still in a start-up phase on several new platforms in the prior year period.

Income in the automotive safety segment increased $3.2 million to $8.3 million in the quarter ended March 31, 2008 as compared to $5.1 million in the quarter ended March 31, 2007. Operating income increased in North America due to OPW fabric and airbag cushion sales growth, while European income remained flat due primarily to lower unit pricing resulting from a change in the product mix. Operating income for the China joint venture improved slightly due to its growth in sales.

Bottom-weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the quarter ended March 31, 2008 decreased $14.9 million to $89.3 million as compared to the $104.2 million recorded in the quarter ended March 31, 2007. The decrease in sales primarily resulted from lower domestic denim sales volume due to a slower retail environment, with no significant changes in product price/mix, and, to a lesser extent, lower domestic synthetic and wool volumes linked to planned reductions of the Company’s synthetic capacity and worsening economic conditions impacting the wool worsteds uniform business, partially offset by higher synthetic product price/mix.

Income in the bottom-weight woven apparel fabrics segment for the quarter ended March 31, 2008 was $1.6 million compared to $5.6 million recorded in the quarter ended March 31, 2007. Bottom-weight woven apparel fabrics income was negatively impacted in the 2008 period by costs related to manufacturing inefficiencies associated with lower sales volumes, higher energy and raw material costs, partially offset by the migration of production to more cost effective manufacturing facilities in 2008.

Bottom-weight woven apparel fabric sales continue to be negatively impacted by the continued growth of imported apparel into the U.S. and the decision by the Company to exit or downsize its U.S. textile apparel operations as a result of a lack of profitability on many products. The Company expects to begin recognizing increased bottom-weight woven apparel sales from its international greenfield projects by the end of the second quarter of 2008. Initially, the sales of bottom-weight woven apparel fabrics from the international greenfield projects will be recognized in the development stage segment, however, once such projects are fully operational for a quarter, the results will be reflected mainly in the bottom-weight woven apparel fabrics segment. Through its purchase program, the Company buys in advance of consumption and uses derivative instruments to manage the cost of cotton. Higher cotton prices are expected to negatively impact 2008 results as historically there has been a time lag in the Company’s ability to recoup raw material price increases through increases in fabric selling prices. In addition to higher cotton prices, wool prices have increased as a result of the drought in Australia and the weakness of the U.S. dollar versus the Australian dollar.

Development Stage: Start up costs on international initiatives increased $6.3 million in the quarter ended March 31, 2008 to $9.6 million from $3.3 million in the comparable period in the prior year. This increase was primarily due to increased construction, training and trial production activities at the Cone Denim (Jiaxing), Jiaxing Burlington Textile Company Limited, ITG – PP Joint Venture and Cone Denim de Nicaragua facilities. Sales from the Company’s start-up operations were $4.9 million in the quarter ended March 31, 2008, compared to $0.0 million in the prior year period, as the Company’s China operations began limited operations in the December quarter of 2007. As of March 31, 2008, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $7.7 million related to the construction of the Cone Denim de Nicaragua plant, $3.7 million related to the construction of the ITG-PP Joint Venture complex, $3.3 million related to Cone Denim (Jiaxing), and $2.3 million related to Jiaxing Burlington Textile Company Limited. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the property, plant and equipment. These four international initiatives are expected to transition from Development Stage mainly to the bottom-weight woven apparel fabrics segment in 2008 as they become fully operational.

All Other: Net sales in the all other segment for the quarter ended March 31, 2008 were $55.3 million compared to $38.0 million recorded in the quarter ended March 31, 2007. This increase was partially due to the inclusion of sales of $7.1 million related to the Company’s technical fabrics segment beginning in the first quarter of 2008, which were included in the automotive safety segment in the prior year period (as described above). Increased sales of $8.9 million related to the government uniform fabrics market, primarily due to volume increases with sales prices and mix slightly improved, were realized in the quarter ended March 31, 2008 as the domestic reconfiguration of worsted production capacity for the U.S. government was substantially complete by the end of the quarter ended June 30, 2007 and coincided with new government programs as the government completes its purchase reductions to adjust excess inventories in certain styles. The battle dress uniform fabric business saw increased volumes with flat prices due to new government programs and excess inventories during the quarter ended March 31, 2007. Volumes increased in the Company’s traditional commission finishing markets primarily due to increased customer preparation services. Sales in the narrow fabrics segment increased slightly due to stronger demand for government products, partially offset by a decline in seat belt fabric sales due to lower sales of SUVs and large trucks in North America. Interior furnishings sales increased slightly, primarily due to new product introductions with residential furniture manufacturers and improvements in product price/mix.

Operating results in the government uniform fabrics market for the quarter ended March 31, 2008 were $1.6 million higher compared to the quarter ended March 31, 2007 primarily due to higher sales volumes and improved plant capacity utilization, partially offset by raw material price increases and other plant performance variances. Income from the interior furnishings products for the quarter ended March 31, 2008 remained flat compared to the quarter ended March 31, 2007 with higher raw material costs offset by higher sales prices. Results from the commission finishing products for the quarter ended March 31, 2008 improved due to higher sales volumes and favorable plant variances primarily due to cost reduction activities. Loss in the narrow fabrics business remained flat in the first quarter of 2008 compared to the same period of the prior year, and such losses were primarily due to manufacturing quality issues and operating inefficiencies. Income from the technical fabrics market was $0.4 million for the quarter ended March 31, 2008 (similar discreet information was not available for the 2007 period as discussed above).

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses were $22.2 million for the quarter ended March 31, 2008 compared to $20.9 million for the quarter ended March 31, 2007. The 2008 amounts increased primarily due to higher health insurance costs and higher professional fees for audit and tax services, partially offset by lower corporate personnel costs.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $5.7 million consisted primarily of legal, consulting and banking fees associated with the Realignment, including modifications to the Company’s various financing agreements. This Realignment was undertaken in order to, among other things, allow the integration of the automotive safety businesses and operations in Germany to achieve expected business and tax efficiencies, and to simplify the Company’s corporate structure through elimination of unnecessary corporate entities.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During the quarter ended March 31, 2007, the Company incurred $1.3 million of expenses related to the BST Acquisition. These expenses consisted primarily of legal fees, accounting fees associated with the preparation and auditing of historical and current financial statements under U.S. generally accepted accounting principles and other fees.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the quarter ended March 31, 2008, the Company recognized $1.2 million for restructuring and impairment charges from continuing operations as compared to $2.0 million for the comparable period of 2007. The 2008 restructuring charges primarily included $1.0 million for additional relocation and other associated costs to close and consolidate automotive safety facilities in Germany, as well as $0.2 million related to transitioning production from the Hurt finishing plant to other domestic facilities. The 2007 restructuring charges primarily related to severance and COBRA benefits related to transitioning production from the Company’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany, transitioning production from its Hurt finishing plant to other domestic facilities, and the reduction of its screen print operations in Carlisle, South Carolina, as well as costs paid to relocate and convert equipment to new facilities that related to certain previously announced restructuring activities.

INTEREST EXPENSE: Interest expense of $11.7 million in the quarter ended March 31, 2008 was $5.6 million higher than interest expense of $6.1 million in the quarter ended March 31, 2007. The increase was primarily due to increased borrowings to finance the Company’s international greenfield initiatives, including the sale of the Notes (as defined below), and higher interest rates on the Company’s outstanding debt as the Company’s weighted average interest rate on revolving and term loans increased from 7.6% in the first quarter of 2007 to 11.0% in the first quarter of 2008.

OTHER INCOME: Other income of $1.1 million in the quarter ended March 31, 2008 was principally related to foreign currency exchange gains. Other income of $1.6 million in the quarter ended March 31, 2007 primarily related to the sale of marketable securities and $1.9 million partially offset by foreign currency exchange losses. Other income also included interest income of $0.4 million in the quarter ended March 31, 2008 and $0.3 million in the quarter ended March 31, 2007.

INCOME TAX EXPENSE: Income tax expense related to continuing operations was $1.9 million for the quarter ended March 31, 2008 in comparison with $1.5 million for the quarter ended March 31, 2007. As a result of profitable operations in countries such as Germany and Mexico, the Company has a net tax expense that it is unable to offset against losses in the U.S. and other countries where it is pursuing international greenfield initiatives. Income tax expense related to continuing operations for the 2008 period is different from the amount obtained by applying statutory rates to income before income taxes primarily as a result of the establishment of a $6.3 million valuation allowance on the increase in deferred tax assets, foreign income taxed at different rates, foreign earnings taxed in the U.S., and certain non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets on the portion of the tax benefit in which management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense related to continuing operations for the 2007 period is different from the amount obtained by applying statutory rates to income before income taxes primarily as a result of the establishment of a $4.1 million valuation allowance on the increase in deferred tax assets, foreign income taxed at different rates and certain non-deductible business expenses.

LOSS FROM CONTINUING OPERATIONS: The loss from continuing operations increased in the quarter ended March 31, 2008 to $22.3 million as compared to $10.0 million in the quarter ended March 31, 2007 primarily due to higher interest expense of $5.6 million due to increased borrowings to finance the international greenfield initiatives, increased start-up costs for international greenfield initiatives of $6.3 million, increased general expenses of $5.7 million mainly related to completion of the Realignment, partially offset by improved gross profit attributable mainly to the automotive safety segment and government uniform business.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Company’s Burlington House discontinued businesses were $2.7 million for the quarter ended March 31, 2007. The 2007 period loss included operating costs incurred to exit these businesses as well as costs incurred to complete orders that existed at the time the Company determined to discontinue these businesses.

NET LOSS: In addition to the items described under loss from continuing operations above, net loss for the quarter ended March 31, 2008 included minority interest in losses of consolidated affiliates of $2.0 million compared to $0.5 million in the quarter ended March 31, 2007, and equity in income of unconsolidated affiliates of $0.2 million in the quarter ended March 31, 2008 compared to $0.0 million in the quarter ended March 31, 2007. The increase in minority interest in losses of consolidated affiliates in the quarter ended March 31, 2008 was primarily related to the Company’s China joint venture.

Liquidity and Capital Resources

During the quarter ended March 31, 2008, the Company’s principal uses of funds consisted of capital expenditures related mainly to international greenfield initiatives, operating expenditures, start-up costs for the international greenfield initiatives and payments of principal and interest on bank debt.

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

Cash Flows

Comparison of Quarter Ended March 31, 2008 and Quarter Ended March 31, 2007

Net cash used in operating activities was $3.7 million in the quarter ended March 31, 2008 compared to $24.8 million in the quarter ended March 31, 2007. The increase in cash and cash equivalents from operating activities in the quarter ended March 31, 2008 was due to an improvement in days sales outstanding resulting from increased sales in the Company’s China subsidiaries which have better sales terms, lower contributions to the Company’s pension plan, and a reduction in deposits on property, plant and equipment mainly related to the Company’s international initiatives. The contributions to the frozen Burlington Industries defined benefit pension plan in the 2007 period were primarily related to the Company’s exit from the mattress fabrics and related businesses, the closure of the Hurt, Virginia finishing plant and certain overhead reductions. Funding requirements for this pension plan for 2008 are expected to range from $1.0 million to $3.0 million, depending on plan asset performance and actual benefit payment levels.

Net cash used in investing activities was $38.2 million in the quarter ended March 31, 2008 compared to $59.0 million in the quarter ended March 31, 2007, consisting primarily of capital expenditures. Capital expenditures for the international greenfield projects were $30.8 million in the quarter ended March 31, 2008 and $33.0 million in the quarter ended March 31, 2007. Capital expenditures for the Company’s current international greenfield projects are projected to be approximately $50.0 million in 2008. Capital expenditures for the automotive safety segment were approximately $15.0 million higher in the 2007 period due to the expansion of the OPW capacity in North America to support new business in this market.

Net cash provided by financing activities of $32.0 million in the quarter ended March 31, 2008 was primarily attributable to net borrowings used to fund international operations and expansion. Net cash provided by financing activities of $59.3 million in the quarter ended March 31, 2007 was primarily the result of the issuance of $50.0 million of Preferred Stock and other net borrowings used to fund international operations and expansion, partially offset by repayments of capital lease obligations.

The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Company’s various bank loans are reasonable estimates of their fair value at each applicable measurement date because of the short maturity of these instruments or, in the case of the bank loans, because of the variable interest rate terms. The Company is not able to estimate the fair value of its senior subordinated notes or its unsecured subordinated notes because these notes are not publicly traded and were originally issued in privately-negotiated transactions. However, based on changes in general credit markets and the general deterioration of conditions in the North American automotive markets since the issuance of these notes, the Company estimates that any similar debt instruments would have been issued on less favorable terms had the Company issued such notes on March 31, 2008.

Bank Credit Agreements

On December 29, 2006, the Company and certain of its subsidiaries entered into a $165.0 million credit agreement with General Electric Capital Corporation and certain other signatories thereto (the “Credit Agreement”). Also on December 29, 2006, the Company’s wholly owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a $15.0 million term loan agreement (the “Term Loan Agreement”) with General Electric Capital Corporation and certain other signatories thereto. Both the Credit Agreement and the Term Loan Agreement have maturity dates of

December 29, 2009. In November 2007, in connection with an amendment to the Term Loan Agreement the Company prepaid $2.8 million under the Term Loan Agreement.

The Credit Agreement provides for a revolving credit facility, including a letter of credit sub-facility, in the aggregate amount of up to $165.0 million (the “Revolving Credit Facility”). The Credit Agreement also contains a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. Proceeds from borrowings under the Revolving Credit Facility were and may be used to (i) refinance certain indebtedness that existed as of December 29, 2006, (ii) provide for working capital, capital expenditures and other general corporate purposes and (iii) fund certain expenses associated with the Credit Agreement and the Term Loan Agreement.

The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”).

In the event that the borrowing availability (as defined in the Credit Agreement) were to fall below certain levels, the Company would be required to comply with a fixed charge coverage ratio set forth in the Credit Agreement. The Term Loan Agreement contains a fixed charge coverage ratio and a minimum collateral coverage covenant, which are calculated quarterly. The respective agreements also contain customary reporting obligations and affirmative and negative covenants, including, but not limited to, restrictions on the uses of proceeds, capital changes, mergers and consolidations, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments.

Borrowing availability under the Credit Agreement is determined according to an asset-based formula that values the Company’s borrowing base (as defined) subject to an availability reserve and such other reserves as the agent may establish from time to time in its reasonable credit judgment. At March 31, 2008, approximately $34.4 million of additional borrowings were available under this facility. The interest rate on borrowings under the Credit Agreement is variable, depending on the amount of the Company’s borrowings outstanding at any particular time. The Company may make borrowings based on the base rate (defined in the Credit Agreement as the prime rate or the Federal Funds Rate plus an applicable margin) or the LIBOR plus an applicable margin. At March 31, 2008, there was $63.0 million outstanding under the Credit Agreement at a weighted average interest rate of 5.1%. Borrowings under the Term Loan Agreement bear interest at the LIBOR plus 4.75%. At March 31, 2008, there was $11.0 million outstanding under the Term Loan Agreement at an interest rate of 7.4%.

Pursuant to the terms of the Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. In addition, beginning on May 29, 2008, the calculated value of the property, plant and equipment component of the borrowing base will be reduced on a quarterly basis by an amount predetermined according to a 7-year straight-line amortization schedule.

Pursuant to the terms of the Term Loan Agreement, mandatory prepayments are required thereunder if Parras Cone sells assets that are part of the borrowing base thereunder. In addition, amortization payments by the Mexican Holding Company are required in the amount of $0.3 million per quarter, with a final payment of the remaining outstanding principal due at maturity.

BST Holdings is a party to a credit facility (the “BST Facility”) consisting of a €30 million (approximately $47.4 million at March 31, 2008) revolving credit facility (the “BST Revolver”) of which $20.0 million was temporarily unavailable at March 31, 2008, a €98 million (approximately $154.7 million at March 31, 2008) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. At March 31, 2008, approximately $33.9 million of additional borrowings were available under this facility. The BST Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage and debt coverage ratios which are calculated quarterly and a fixed charge coverage ratio which is calculated semiannually, restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments. The BST Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the BST Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. At March 31, 2008, borrowings under the BST Facility bore interest at a variable rate which was equal to EURIBOR or LIBOR, plus an applicable margin. The margin for loans under the BST Revolver, the First Lien Term Loan and the Second Lien Term Loan at March 31, 2008 was 4.5%, 4.5% and 7.25%, respectively. At March 31, 2008, there was $11.1 million in

U.S. dollar loans at an interest rate of 7.2% and €1.5 million in Euro loans outstanding under the BST Revolver at an interest rate of 8.9%, €98.0 million (approximately $154.7 million at March 31, 2008) outstanding under the First Lien Term Loan at an interest rate of 9.1%, and $33.3 million outstanding under the Second Lien Term Loan at an interest rate of 10.0%.

In connection with effecting the Realignment, on April 14, 2008, the Company, General Electric Capital Corporation, as agent and a lender, and the other signatories thereto, entered into Amendment No. 11 (the “Credit Agreement Amendment”) to the Credit Agreement. After completing the Realignment, the obligations of the Company under the Credit Agreement are now secured by certain of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than BST Holdings and its U.S. subsidiaries, which include the subsidiaries transferred to BST Holdings in the Realignment) and a pledge by the Company of the stock of certain foreign subsidiaries. The Credit Agreement Amendment provided, among other things, the consent of the lenders under the Credit Agreement to all of the matters required to effect the Realignment, including the release of the assets and stock previously serving as collateral under the Credit Agreement which were transferred to BST Holdings, and for certain additional modifications to reflect the changes in the assets, businesses and operations constituting the collateral under the Credit Agreement after giving effect to the Realignment.

In addition, on April 15, 2008, BST Holdings amended and restated the facilities agreement relating to the BST Facility (the “Amended BST Facility Agreement”). The Amended BST Facility Agreement provides that the obligations of BST Holdings thereunder are secured by substantially all of the assets of BST Holdings’ subsidiaries and a pledge by BST Holdings of the stock of its subsidiaries, which includes the subsidiaries transferred to BST Holdings as part of the Realignment. The Amended BST Facility Agreement provided, among other things, the consent of the lenders under the BST Facility to all of the matters required to effect the Realignment, including the release of Narricot and its assets, which were transferred to the Company, and for modifications to certain of the financial covenants therein to reflect the changes in the assets, businesses and operations constituting the collateral under the BST Facility after giving effect to the Realignment and to more accurately reflect the currently anticipated operating results and financial condition of BST Holdings for the foreseeable future. Pursuant to the Amended BST Facility Agreement, the margins on revolving loans, the first lien term loan and the second lien term loan thereunder were increased to 5.5%, 5.5% and 14.0%, respectively, after April 15, 2008, and the aggregate commitment under the revolving credit facility portion of the facility was set at €19.8 million (approximately $31.2 million at April 15, 2008). The 14.0% margin effective after April 15, 2008 consists of a cash portion of 9.0% and a noncash payable-in-kind portion of 5.0%, with the payable-in-kind interest compounded semi-annually. In addition, the BST Facility, as amended, contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively, for periods after April 15, 2008.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by this company. At March 31, 2008, approximately $0.1 million of additional borrowings were available under this facility. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 3.9% at March 31, 2008. One-third of the total term loan amount outstanding is required to be repaid in each of June 2009, June 2010 and June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The loan is secured by the land, building, machinery and equipment of the joint venture and the agreement contains limitations on asset disposals. The shareholders of this joint venture have advanced non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is shown on the consolidated balance sheet as “Note payable to joint venture partner.”

In addition, the Company has a wholly owned subsidiary, Jiaxing Burlington Textile Company, which obtained financing from China Construction Bank in August 2006. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions in accordance with applicable Chinese laws and regulations. The agreement provides for term loans available in either U.S. dollars or Chinese RMB at the option of the Company. At March 31, 2008, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At March 31, 2008, outstanding borrowings under this facility were $11.7 million with a weighted average interest rate of 6.9%. The loans are secured by the land, building, machinery and equipment of this company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-PP Joint Venture, a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels but in no event later than 24 months from the first loan disbursement date. At March 31, 2008, approximately $6.6 million of additional borrowings were available under this facility. The interest rate on loans is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%. At March 31, 2008, $15.7 million was outstanding under this facility with an interest rate of 8.5%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, Cone Denim de Nicaragua, S.A. (“CDN”) entered into a $37.0 million term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua for a term of seven years. The loan amounts will contribute to the financing of a denim manufacturing plant being built by CDN outside of Managua, Nicaragua. Loans are repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time if and when CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement, at which time the margin is reduced to 3.5%. At March 31, 2008, these loans were fully drawn with an interest rate of 6.8%. The term loan is non-recourse to the Company, but is secured by certain assets of CDN.

Subordinated Notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”). The Notes bear interest at a rate of 18.0% per annum, subject to periodic increases if the Company has not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before December 6, 2008. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. At March 31, 2008, $92.7 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of BST Holdings. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Credit Agreement and the Term Loan Agreement.

Also in connection with the Realignment, on April 15, 2008, the Company entered into Amendment No. 1 to the Senior Subordinated Note Purchase Agreement (the “Amended Note Purchase Agreement”) with the holders of the Notes. Pursuant to the Amended Note Purchase Agreement, the Company pledged a $70.0 million intracompany note, payable by BST Holdings to the Company, as additional collateral for its obligations under the Notes, and agreed to amendments to certain of the financial and other covenants contained in the Note Purchase Agreement to reflect certain changes in the Company’s assets, businesses and operations after giving effect to the Realignment.

As of March 31, 2008, the Company had borrowed a total of $25.0 million original principal amount from three funds affiliated with WLR pursuant to three unsecured subordinated notes each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semiannually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At March 31, 2008, $26.5 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

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

Debt Covenants Compliance

As of March 31, 2008, the Company was in compliance with the material covenants imposed by its principal credit facilities.

Commitments

At December 31, 2007, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $7.4 million. The Company contributed $22.9 million to this plan during fiscal year 2007 and estimates making additional contributions in 2008 in the range of $1.0 million to $3.0 million.

At March 31, 2008, ITG had capital expenditure commitments totaling $18.4 million, the majority of which related to the ITG-PP Joint Venture, Cone Denim de Nicaragua and Cone Denim (Jiaxing) as described above. ITG plans to fund these commitments from a combination of cash provided by operations and borrowings under its Credit Agreement as well as through other external sources of financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

Off-Balance Sheet Arrangements

As of March 31, 2008, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2008, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments used by the Company for cotton purchases are primarily forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under Statement of Financial Accounting Standard (“SFAS”) Nos. 133 and 138 related to its cotton purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. Changes in the commodity derivatives’ fair values are recorded in the consolidated statements of operations in cost of goods sold, and in other (income) expense for contracts related to international start-up initiatives that have not begun consumption of cotton in operations. At March 31, 2008, there were no commodity derivative instruments outstanding.

The Company uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. For the 2008 and 2007 periods, the Company did not designate any of these instruments as hedges under hedge accounting rules; therefore, the changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for applicable periods presented.

In March 2007, BST Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million (approximately $197.0 million at March 31, 2008) and a fixed rate of 4.10% through November 2008. Also in March 2007, BST Holdings entered into an interest rate floor agreement with a notional amount of €125.0 million (approximately $197.0 million at March 31, 2008) and a fixed rate of 3.905% through November 2008. At March 31, 2008, the fair market value of BST Holdings’ interest rate derivatives was $0.5 million. Changes in the interest rate derivatives’ fair values are recorded in the consolidated statements of operations in interest expense.

Gains and losses on derivative instruments were $0.4 million gain in the quarter ended March 31, 2008 and $0.3 million loss in the quarter ended March 31, 2007.

Contractual Obligations

The following table aggregates ITG’s contractual obligations (including those described above) related to long-term debt, non-cancelable leases, capital purchase obligations and other obligations at March 31, 2008.

	Payments Due by Period (in thousands)
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Long term debt including related interest payments	$553,840	$31,871	$342,610	$161,405	$17,954
Capital lease obligations	16,245	3,613	5,896	4,339	2,397
Operating lease obligations	18,099	4,003	6,203	5,759	2,134
Capital purchase obligations (1)	18,381	18,236	122	—	23
Other obligations (2)	75,692	75,692	—	—	—
Other long-term liabilities reflected on the registrant's balance sheet under GAAP	17,178	—	2,826	632	13,720

Total	$699,435	$133,415	$357,657	$172,135	$36,228

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on ITG’s balance sheet as of March 31, 2008, as ITG had not yet received the related goods or taken title to the property, plant and equipment. These capital purchase obligations relate primarily to capital equipment for the ITG-PP Joint Venture, Cone Denim de Nicaragua and Cone Denim (Jiaxing) Limited facilities.
(2)	Other obligations include uncertain tax positions of $3.7 million recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” as well as payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of March 31, 2008 these unrecorded obligations primarily included $35.5 million for cotton purchase contracts, $10.4 million for wool purchase contracts and $26.1 million for yarn purchase contracts.

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

Critical Accounting Policies, Assumptions and Estimates

The management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited condensed consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”), and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of March 31, 2008 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those reported in the Company’s Annual Report.

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

Judgments are based on management’s assessment as to the effect of certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in the unaudited condensed consolidated financial statements and related notes. It is important that the reader of the unaudited condensed consolidated financial statements and related notes understands that actual results could differ from these estimates, assumptions and judgments.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 on financial assets and financial liabilities did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. ITG is currently assessing the impact that SFAS No. 157 is expected to have on its consolidated results of operations, financial position or cash flows for nonfinancial assets and nonfinancial liabilities.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which became effective for the Company on January 1, 2008, provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for ITG as of January 1, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its results of operations, financial condition or cash flows.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its bank credit agreements, which provide for borrowings at variable interest rates. An interest rate increase would have a negative impact to the extent ITG borrows against the bank credit agreements. The actual impact would be dependent on the level of borrowings actually incurred. As of March 31, 2008, ITG’s total principal amount outstanding under bank credit facilities with variable interest rates was approximately $375 million. The Company also has entered into interest rate cap and floor agreements each with notional amounts of €125.0 million (approximately $197.0 million at March 31, 2008).

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are cotton, worsted wool and synthetic yarns. The prices for these products are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company from time to time enters into commodity forward, futures and option contracts agreements for cotton and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material prices. Cotton is the primary raw material for ITG’s denim fabric. ITG has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. At March 31, 2008, there were no commodity derivative instruments outstanding.

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

Except as described above, there have been no material changes to such risks from those described in the Annual Report. For additional information about the Company’s disclosures regarding such risks, see “Item 7A-Qualitative and Quantitative Disclosures About Market Risk” in the Company’s Annual Report.

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

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement, effective as of January 1, 2008, by and between International Textile Group, Inc. and Joseph L. Gorga

10.2	Amendment No. 11 to Credit Agreement, dated as of April 14, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.3	Amendment No. 12 to Credit Agreement, dated as of April 14, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.4	Amendment and Restatement Agreement relating to €155,000,000 Term and Revolving Facilities Agreement dated as of April 15, 2008 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent

10.5	Amendment No. 1 to Senior Subordinated Note Purchase Agreement, dated as of April 15, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto

31.1	Certification of CEO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gary L. Smith
Gary L. Smith
Executive Vice President and Chief Financial Officer

Date:	May 13, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement, effective as of January 1, 2008, by and between International Textile Group, Inc. and Joseph L. Gorga

10.2	Amendment No. 11 to Credit Agreement, dated as of April 14, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.3	Amendment No. 12 to Credit Agreement, dated as of April 14, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.4	Amendment and Restatement Agreement relating to €155,000,000 Term and Revolving Facilities Agreement dated as of April 15, 2008 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent

10.5	Amendment No. 1 to Senior Subordinated Note Purchase Agreement, dated as of April 15, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto

31.1	Certification of CEO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002