Form 10-Q
period 2008-06-30
INTERNATIONAL TEXTILE GROUP INC
filed 2008-08-19
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 12, 2008 was 17,468,327.

Safe Harbor—Forward-Looking Statements

The discussion in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature, and may relate to predictions, current expectations and future events. Forward looking statements may include statements preceded by, followed by or that include, the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. Readers are cautioned not to place undue reliance on such forward-looking statements, as they involve significant risks and uncertainties.

Forward-looking statements are inherently predictive and speculative, are not a guarantee of performance and no assurance can be given that any of such statements will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, expected timing of completion of various international greenfield initiatives, expected synergies, expected national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. These assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

Important factors that could cause actual results to differ materially from those made or implied by any forward-looking statements include, without limitation:

•	Changes in the availability and cost of any potential debt and equity financing;

•	The Company’s inability to repay or refinance its substantial debt as it becomes due in the next twelve months;

•	Our potential inability to maintain sufficient liquidity to finance operations and make necessary capital expenditures;

•

Noncompliance with debt covenants contained in our credit agreements, which could adversely affect our ability to borrow under our credit agreements and could ultimately render a substantial portion of our outstanding indebtedness immediately due and payable;

•	Changes in competition and competitive practices, from both established entities and new entrants;

•	Changes in the marketplace which may affect supply and demand for the Company’s products;

•	Changes in pricing or availability of our key raw materials, including cotton, wool, nylon, polyester and Nomex, and the inability to pass on any price increases on to customers;

•	Availability and pricing of fuel and certain chemicals;

•	Loss of key customers;

•	Changes in the political and economic conditions in the markets in which the Company, its suppliers or customers operate;

•	Delays and/or costs related to the completion of the international greenfield initiatives;

•	Changes in international trade regulations that could impact costs or limit the amount of products that the Company can import or export;

•	Changes in, or new, statutes or government regulations or their interpretations, including those relating to the environment;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities;

•	Changes in tax laws or their interpretations, including pension funding requirements;

•	Nonperformance by, or disputes with, major customers, suppliers, dealers, distributors or other business partners; and

•	Changes in general economic, financial and business conditions which could affect the Company’s financial condition and results of operations.

Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Forward-looking statements include, but are not limited to, those described under Item 1A entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2007, this quarterly report on Form 10-Q and in other filings made from time to time with the SEC by the Company. You are encouraged to carefully review those risk factors for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate.

Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$19,186	$29,417
Accounts receivable, net	160,410	128,657
Sundry notes and receivables	25,105	18,127
Inventories	208,714	198,192
Deferred income taxes	2,089	1,713
Prepaid expenses	6,245	5,731
Other current assets	5,303	8,692

Total current assets	427,052	390,529
Investments in and advances to unconsolidated affiliates	2,686	2,294
Property, plant and equipment, net	502,297	466,102
Intangibles and deferred charges, net	25,017	28,585
Goodwill	56,347	54,405
Deferred income taxes	8,707	6,896
Other assets	4,266	15,110

Total assets	$1,026,372	$963,921

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of bank debt and other long-term obligations	$296,273	$4,306
Senior subordinated notes	94,795	—
Short-term borrowings	35,389	24,297
Accounts payable	89,439	72,437
Sundry payables and accrued liabilities	51,621	45,409
Income taxes payable	4,744	5,499
Deferred income taxes	421	1,035

Total current liabilities	572,682	152,983
Bank debt and other long-term obligations, net of current maturities	97,606	348,535
Senior subordinated notes	—	88,623
Unsecured subordinated notes—related party	27,705	25,363
Notes payable to joint venture partners	4,369	4,300
Deferred income taxes	13,655	11,484
Other liabilities	16,252	15,852

Total liabilities	732,269	647,140
Minority interests	15,839	20,289
Stockholders’ equity:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 8,905,750 and 8,577,440 shares issued and outstanding, aggregate liquidation value of $222,644 and $214,436, at June 30, 2008 and December 31, 2007, respectively)	222,644	214,436
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 and 17,469,333 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	175	175
Capital in excess of par value	122,957	130,360
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(88,695)	(64,770)
Accumulated other comprehensive income, net of taxes	21,594	16,702

Total stockholders’ equity	278,264	296,492

Total liabilities and stockholders’ equity	$1,026,372	$963,921

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net sales	$279,704	$263,906	$543,063	$516,600
Cost of goods sold	267,495	235,652	507,952	465,813

Gross profit	12,209	28,254	35,111	50,787

Selling and administrative expenses	30,426	26,947	59,007	51,166
Expenses associated with corporate realignment	943	—	6,614	—
Expenses associated with certain share transactions	—	2,943	—	4,215
Other operating income—net	(27,524)	(2,916)	(27,527)	(3,086)
Provision for restructuring and impairment	(92)	3,759	1,095	5,768

Income (loss) from operations	8,456	(2,479)	(4,078)	(7,276)

Other income (expense):
Interest income	638	457	1,082	790
Interest expense	(15,500)	(6,616)	(27,169)	(12,734)
Other income	2,956	960	4,026	2,555

	(11,906)	(5,199)	(22,061)	(9,389)

Loss from continuing operations before income taxes, equity in income (losses) of unconsolidated affiliates and minority interest	(3,450)	(7,678)	(26,139)	(16,665)
Income tax (expense) benefit	126	(3,579)	(1,762)	(5,115)
Equity in income (losses) of unconsolidated affiliates	(202)	46	39	(1)
Minority interest in losses of consolidated subsidiaries	1,933	878	3,937	1,364

Loss from continuing operations	(1,593)	(10,333)	(23,925)	(20,417)
Discontinued operations:
Loss from operations (net of income taxes)	—	(2,489)	—	(5,218)
Gain on disposals (net of income taxes)	—	1,232	—	1,232

Loss from discontinued operations	—	(1,257)	—	(3,986)

Net loss	$(1,593)	$(11,590)	$(23,925)	$(24,403)

Net loss	$(1,593)	$(11,590)	$(23,925)	$(24,403)
Accrued preferred stock dividend	(4,143)	(3,841)	(8,208)	(4,578)
Accretion of preferred stock discount	—	(1,568)	—	(2,091)

Net loss applicable to common stock	$(5,736)	$(16,999)	$(32,133)	$(31,072)

Net loss per common share, basic:
Loss from continuing operations	$(0.33)	$(0.91)	$(1.85)	$(1.57)
Loss from discontinued operations	—	(0.07)	—	(0.23)

	$(0.33)	$(0.98)	$(1.85)	$(1.80)

Net loss per common share, diluted:
Loss from continuing operations	$(0.33)	$(0.91)	$(1.85)	$(1.57)
Loss from discontinued operations	—	(0.07)	—	(0.23)

	$(0.33)	$(0.98)	$(1.85)	$(1.80)

Weighted average number of shares outstanding, basic	17,343	17,257	17,341	17,257

Weighted average number of shares outstanding, diluted	17,343	17,257	17,341	17,257

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
OPERATIONS
Net loss	$(23,925)	$(24,403)
Adjustments to reconcile net loss to cash used in operations:
Non-cash provision for restructuring and impairment	—	339
Provision for bad debts	295	949
Depreciation and amortization of fixed assets	20,960	14,399
Amortization of intangibles and deferred financing costs	4,742	3,260
Amortization of stock-based compensation	701	695
Deferred income taxes	(437)	2,424
Equity in (income) losses of unconsolidated affiliates	(39)	1
Minority interest in losses of consolidated subsidiaries	(3,937)	(1,364)
Gain on sale of assets	(24,343)	(1,176)
Noncash interest expense	8,450	1,534
Foreign currency exchange (gains) losses	976	(590)
Contributions to pension plan	(300)	(19,900)
Payment of interest on payment-in-kind notes	(2,000)	—
Change in operating assets and liabilities:
Accounts receivable	(34,134)	(41,929)
Inventories	(5,281)	(1,625)
Other current assets	6,084	(14,305)
Accounts payable and accrued liabilities	21,078	17,357
Income taxes payable	(2,827)	1,668
Other	527	1,335

Net cash used in operating activities	(33,410)	(61,331)

INVESTING
Capital expenditures	(37,990)	(91,057)
Proceeds from sale of property, plant and equipment	3,402	4,325
Proceeds from sale of other assets	20,516	469

Net cash used in investing activities	(14,072)	(86,263)

FINANCING
Proceeds from issuance of senior subordinated notes	—	80,000
Proceeds from issuance of term loans	20,534	15,186
Repayment of term loans	(514)	(779)
Net borrowings (repayments) under revolver loans	10,424	(23,750)
Proceeds from short-term borrowings	6,557	8,737
Payment of financing fees	—	(4,245)
Repayment of capital lease obligations	(529)	(7,085)
Increase (decrease) in checks issued in excess of deposits	470	(3,313)
Proceeds from issuance of preferred stock	—	50,000
Capital contributions/loans from minority shareholders	1,000	6,978

Net cash provided by financing activities	37,942	121,729

Effect of exchange rate changes on cash and cash equivalents	(691)	455

Net change in cash and cash equivalents	(10,231)	(25,410)
Cash and cash equivalents at beginning of period	29,417	61,921

Cash and cash equivalents at end of period	$19,186	$36,511

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$2,087	$6,163
Cash payments for interest	$14,359	$9,520
Noncash investing and financing activities:
Issuance of preferred stock for acquisition of businesses	$—	$83,876
Exchange of unsecured subordinated notes for preferred stock	$—	$67,992
Additions to property, plant and equipment using deposits or trade credits	$10,660	$940
Noncash interest capitalized to property, plant and equipment	$2,420	$—
Capital lease obligations incurred to acquire assets	$574	$—

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1 Business and Basis of Presentation

International Textile Group, Inc. (including, when the context requires, its consolidated subsidiaries, the “Company” or “ITG”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, Germany, Poland, Nicaragua, Mexico and Vietnam. The Company produces automotive safety (including airbag fabric and airbag cushions), apparel, government uniform, technical and specialty textile products.

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

Significant Accounting Policies

As of June 30, 2008, there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Segment Information

Beginning in the quarter ended June 30, 2008, the Company reports its financial results in three reportable segments: automotive safety, bottom-weight woven apparel fabrics, and all other. The reporting of the Company’s operations in three reportable segments, as recast, is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). As previously disclosed, the Company ceases to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first become operational. During the quarter ended June 30, 2008, operations at the various facilities underlying the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the condensed consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the condensed consolidated statements of operations in this report, and appear primarily in the bottom-weight woven apparel fabrics segment. See Note 8 for a further segment discussion.

For the quarter ended June 30, 2007, the Company operated in four reportable segments for which separate financial information was available and upon which operating results were evaluated on a timely basis to assess performance and to allocate resources. Beginning in the fourth quarter of 2007, the Company’s narrow fabrics business first met the criteria to be presented as a separate reportable segment under GAAP. However, beginning in the quarter ended March 31, 2008, the narrow fabrics business no longer met the criteria required to be presented as a separate reportable segment; therefore the results of that business have been included in the all other segment for all periods presented in this report.

Reclassifications

Certain amounts previously presented in the unaudited condensed consolidated financial statements for the prior periods have been reclassified to conform to the current period presentation.

Business Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers.

The customer base within the Company’s automotive safety segment is highly concentrated, and this division relies on key contractual relationships with several large Tier 1 suppliers. The most significant customers of this segment, in alphabetical order, are Autoliv, Inc., Key Safety Systems, Inc., and TRW Automotive Holdings Corp. (“TRW”). The loss of any key customer, its direction to a significant number of its contractors to purchase fabric from a producer other than the Company or a material slowdown in the business of one of the key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. Two customers, Autoliv, Inc. and TRW, each accounted for 10% or more of the Company’s net sales in 2007.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company expects to adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have an impact on the Company’s consolidated results of operations, financial position or cash flows. ITG is currently assessing the impact that SFAS No. 157 is expected to have on its consolidated results of operations, financial position or cash flows for nonfinancial assets and nonfinancial liabilities.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115” (“SFAS No. 159”), which became effective for the Company on January 1, 2008, provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for ITG as of January 1, 2009, at which time the adoption of SFAS No. 161 will impact the Company’s disclosures about derivative instruments and hedging activities.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the impact that FSP FAS No. 142-3 is expected to have on its consolidated results of operations, financial position or cash flows.

Note 2 Inventories

The major classes of inventories were as follows (in thousands):

	June 30, 2008	December 31, 2007
Inventories at FIFO:
Raw materials	$43,897	$42,673
Stock in process	52,893	52,739
Produced goods	106,268	97,873
Dyes, chemicals and supplies	17,520	15,874

	220,578	209,159

Excess of FIFO over LIFO	(11,864)	(10,967)

Total	$208,714	$198,192

Note 3 Long-Term Debt

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Revolving loans:
ITG, Inc.	$69,578	$58,654
ITG Automotive Safety Holdings LLC	10,600	11,100
Term loans:
Burlington Morelos S.A. de C.V.	10,729	11,229
ITG Automotive Safety Textiles GmbH	187,995	177,520
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	11,835	11,390
ITG-Phong Phu Joint Venture	18,863	10,754
Cone Denim de Nicaragua	37,000	25,000

Senior subordinated notes	94,795	88,623
Unsecured subordinated notes—related party	27,705	25,363
Capitalized lease obligations	12,309	12,210
Other notes payable	4,397	4,342

	520,748	471,127
Less: current portion of long-term debt	(391,068)	(4,306)

Total long-term portion of debt	$129,680	$466,821

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

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than ITG Automotive Safety Holdings LLC (f/k/a BST US Holdings LLC, “Automotive Safety Holdings”) and its U.S. subsidiaries) and a pledge by the Company of the stock of certain foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V.

At June 30, 2008, there was $69.6 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 4.5% and $10.7 million outstanding under the Term Loan Agreement at a weighted average interest rate of 7.4%.

Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. In addition, beginning on May 29, 2008, the calculated value of the property, plant and equipment component of the borrowing base is reduced on a quarterly basis by an amount predetermined according to a 7-year straight-line amortization schedule.

The Company’s Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be placed on the Company by its lenders, including restricting the Company’s ability to operate its business in the ordinary course. At June 30, 2008, the Company had approximately $30.0 million of availability and $30.3 million of average adjusted availability, and at such levels there are no meaningful restrictions on the Company nor are there any covenant requirements. The following describes the actions that may be taken by the lenders under the Bank Credit Agreement at certain average adjusted availability or availability levels:

•

If average adjusted availability is less than $30.0 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives.

•

If average adjusted availability is less than $22.5 million or availability is less than $12.5 million, the Company would be required to maintain a fixed charge coverage ratio (as defined in the Bank Credit Agreement) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at June 30, 2008. However if the Company was required to calculate the ratio, the Company would not be in compliance based on its financial results through June 30, 2008. Such non-compliance would be an event of default under the Bank Credit Agreement. In an event of default, the lenders may terminate the commitment to make loans or issue letters of credit; declare all loans outstanding, interest accrued but unpaid, and all other amounts due under the loan to be immediately due and payable. Further, the lenders may take direct control over the Company’s depository bank accounts.

•

If availability and/or average adjusted availability were below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on our ability to dispose of assets, and periodic certifications summarizing capital expenditures.

The Term Loan Agreement contains certain covenants customary for financings of this type, including a fixed charge coverage ratio (as defined in the Term Loan Agreement) that is required to not be less than 1.05:1.0, at any time. At June 30, 2008 the Company was in violation of this fixed charge coverage ratio under the Term Loan Agreement. However, the Company has received from its lenders a waiver, dated August 15, 2008, of its violation as of June 30, 2008. Such violation, if not waived or amended, would be an event of default and would allow lenders under our various financing agreements to discontinue lending to, to accelerate the payment of the related debt, as well as any other debt to which a cross default or cross acceleration provision applies (Term Loan Agreement, Bank Credit Agreement and Senior Subordinated Notes) and to declare all borrowings outstanding thereunder to be immediately due and payable. The fixed charge coverage ratio for periods subsequent to June 30, 2008 has not been amended and there can be no assurances that the Company will be able to remain in compliance in future periods. Accordingly, the Company has reclassified its debt under the Term Loan Agreement, the Bank Credit Agreement and the Senior Subordinated Notes from non-current to current as of June 30, 2008.

Automotive Safety Holdings is a party to a credit facility, as amended, (the “Automotive Safety Facility”) consisting of a €19.8 million (approximately $31 million at June 30, 2008) revolving credit facility (the “Automotive Safety Revolver”), a €98 million (approximately $155 million at June 30, 2008) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. At June 30, 2008, approximately $20.0 million of additional borrowings were available under this facility. The Automotive Safety Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage, a debt coverage ratio and a fixed charge coverage ratio which are calculated quarterly, restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments, all as defined or described in the Automotive Safety Facility. At June 30, 2008, the Company was in compliance with such debt covenant and other requirements, which at such dates, the interest coverage of 2.67x exceeded the required 2.20x; the debt coverage of 3.74x was below the required 4.50x; and the fixed charge coverage of 1.68x exceeded the required 0.75x. The covenant requirements become more burdensome in future periods, with, among other things, a more restrictive debt coverage ratio adjusting to a level requiring that such ratio be less than or equal to 3.60x and 3.30x as of March 31, 2009 and June 30, 2009, respectively. The Automotive Safety Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the Automotive Safety Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. Borrowings under the Automotive Safety Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR, plus an applicable margin.

On April 15, 2008, the Company completed the previously announced corporate realignment of certain of its operating entities (the “Realignment”) that resulted in the consolidation of the Company’s automotive safety businesses into a single operating group and related modifications to its various financing agreements. In the Realignment, the Company consolidated substantially all of the assets, liabilities and operations comprising its automotive safety business segment under Automotive Safety Holdings. As a result, the Company’s automotive safety businesses, including the Maulburg, Germany based ITG Automotive Safety Textiles GmbH, now operate under the “ITG Automotive Safety” brand name. As part of the Realignment, certain of the assets and operations of Automotive Safety Holdings’ subsidiary, Narricot Industries, LLC (“Narricot”), which produces narrow fabrics for military and technical uses, were separated from the operations of Automotive Safety Holdings and now operate as a separate, direct subsidiary of the Company. In addition, the Company’s equity interest in Automotive Safety Holdings is pledged as security under the Company’s $80.0 million senior subordinated notes due June 6, 2011 (the “Notes”). Pursuant to the Realignment, the automotive safety segment’s operating entities whose assets were pledged under the Bank Credit Agreement were exchanged for the equity interests in Narricot together with a $70.0 million note payable by Automotive Safety Holdings to the Company (the “Intra-company Note”).

In connection with effecting the Realignment, on April 14, 2008, the Company, General Electric Capital Corporation, as agent and a lender, and the other signatories thereto, entered into Amendment No. 11 (the “Credit Agreement Amendment”) to the Bank Credit Agreement. The Credit Agreement Amendment provided, among other things, modifications to reflect the changes in the assets, businesses and operations constituting the collateral under the Bank Credit Agreement after giving effect to the Realignment.

In addition, on April 15, 2008, Automotive Safety Holdings amended and restated the facilities agreement relating to the Automotive Safety Facility (the “Amended Automotive Safety Facility Agreement”). The Amended Automotive Safety Facility Agreement provides that the obligations of Automotive Safety Holdings thereunder are secured by substantially all of the assets of Automotive Safety Holdings’ subsidiaries and a pledge by Automotive Safety Holdings of the stock of its subsidiaries, which includes the subsidiaries transferred to Automotive Safety Holdings as part of the Realignment. The Amended Automotive Safety Facility Agreement provided, among other things, modifications to certain of the financial covenants therein to reflect the changes in the assets, businesses and operations constituting the collateral under the Automotive Safety Facility after giving effect to the Realignment and to more accurately reflect the currently anticipated operating results and financial condition of Automotive Safety Holdings for the foreseeable future. Pursuant to the Amended Automotive Safety Facility Agreement, the margins on revolving loans, the first lien term loan and the second lien term loan thereunder were increased to 5.5%, 5.5% and 14.0%, respectively, after April 15, 2008, and the aggregate commitment under the revolving credit facility portion of the facility was set at €19.8 million (approximately $31.3 million at June 30, 2008). The 14.0% margin effective after April 15, 2008 consists of a cash portion of 9.0% and a noncash payable in-kind portion of 5.0%, with the payable in-kind interest compounded semi-annually. In addition, the Automotive Safety Facility, as amended, contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively, for periods after April 15, 2008. At June 30, 2008, there was $10.6 million in U.S. dollar loans at an interest rate of 8.2% and no Euro loans outstanding under the Automotive Safety Revolver, €98.0 million (approximately $155 million at June 30, 2008) outstanding under the First Lien Term Loan at an interest rate of 10.1%, and $33.3 million outstanding under the Second Lien Term Loan at an interest rate of 16.8%.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 4.2% at June 30, 2008. One-third of the total term loan amount outstanding is required to be repaid in each of June 2009, June 2010 and June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $24.7 million at June 30, 2008.

The shareholders of the Cone Denim (Jiaxing) Limited joint venture have advanced non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.” Also included in this balance sheet line item are three loans payable to the Company’s automotive safety segment joint venture partner in China, which total to $1.4 million. These loans are due in 2010 and 2011 and incur interest at an annual rate of 10.0%.

In addition, the Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained financing from China Construction Bank. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange changes. At June 30, 2008, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At June 30, 2008, outstanding borrowings under this facility were $11.8 million with a weighted average interest rate of 6.4%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-PP Joint Venture, a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. On June 11, 2008, the State Bank of Vietnam raised the base rate to 14% for Vietnamese Dong (“VND”) borrowings. In response, most large commercial banks raised the VND borrowing rate to 21%. In response to inflation in Vietnam that currently approximates 26% annually, the Vietnam central bank has raised interest rates three times in 2008. ITG-PP Joint Venture has both VND and U.S. dollar based loans and, as such, is currently paying interest rates ranging from 8% to 21%. At June 30, 2008, $18.9 million was outstanding under this facility with a weighted average interest rate of 8.2%; however, future re-pricings of maturing tranches are expected to incur higher rates. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, Cone Denim de Nicaragua, S.A. (“CDN”) entered into a term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua. The loan amounts are being used to finance a denim manufacturing plant being built by CDN outside of Managua, Nicaragua. The amount of the financing totals $37.0 million and is for a term of seven years. Loans are to be repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time if and when CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement. At June 30, 2008, $37.0 million was outstanding under this facility with an interest rate of 6.8%. The term loan is non-recourse to the Company, and is secured by certain assets of CDN.

Senior subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”). The Notes bear interest at a rate of 18% per annum, subject to periodic increases if the Company has not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before December 6, 2008. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. At June 30, 2008, $94.8 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. Also, there are minimum EBITDA (as defined in the purchase agreement relating to the Notes) requirements for the automotive safety business and, beginning December 31, 2008, there are additional leverage ratio requirements. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of Automotive Safety Holdings. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

The purchase agreement relating to the Notes contains certain provisions that limit the indebtedness (as defined in the purchase agreement) that the Company can have outstanding with respect to its international greenfield initiatives. Management has recently determined that they believe that such provisions contain ambiguities regarding the calculation of such indebtedness limits, and is engaged in discussions with the holders of the Notes with respect to clarifying those ambiguities, addressing any necessary modifications or amendments thereto, and or obtaining waivers regarding any noncompliance with such covenant. If the Company and the Noteholders are unable to agree upon clarification of the ambiguities or on modifications, amendments or waivers that address the ambiguities in the covenant, then the Company would be in violation of this indebtedness limitation at June 30, 2008 under the terms of the Notes, which would be an event of default and could provide the holders of the Notes the ability to accelerate the payment of the Notes and could allow the lenders under other financing arrangements to discontinue lending to the Company under revolving loan commitments and to declare such debt to which a cross default or cross acceleration provision applies to be immediately due and payable.

The Company continues to be in discussions with the holders of the Notes to clarify the interpretation of the international greenfield indebtedness limitation. While the Company believes that it will be successful in its discussions with those holders to clarify the ambiguities in the agreement, or obtain modifications or amendments to the purchase agreement that are acceptable to the Company and the holders of the Notes that would avoid the acceleration of the borrowings thereunder, there can be no assurances that such clarifications, modifications or amendments can be obtained. If such agreements cannot be obtained and the holders of the Notes were to exercise their rights, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations. Because of the foregoing uncertainties regarding the indebtedness limits and resolution of this issue, the Company has reclassified its debt under the Senior Subordinated Notes and the Bank Credit Agreement from non-current to current as of June 30, 2008. Furthermore, if the Company and the holders of the Notes are unable to agree upon the clarification of the ambiguities, modifications or amendments that address the covenant issues, there may be an effect on the Company’s balance sheet presentation in prior periods, beginning with the quarter ended September 30, 2007. In the event that the Company is successful in its discussions with the holders of the Notes, such amounts may be reclassified from current to non-current in future periods.

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

Unsecured subordinated notes—related party

As of June 30, 2008, the Company had borrowed a total of $25.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, pursuant to three unsecured subordinated notes each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At June 30, 2008, $27.7 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Covenant Compliance

At June 30, 2008 the Company was in violation of the fixed charge coverage ratio under the Term Loan Agreement. However, the Company has received from its lenders a waiver, dated August 15, 2008, of its violation as of June 30, 2008. Such violation, if not waived or amended, would be an event of default and would allow lenders under our various financing agreements to discontinue lending to, to accelerate the payment of the related debt, as well as any other debt to which a cross default or cross acceleration provision applies (Term Loan Agreement, Bank Credit Agreement and Senior Subordinated Notes) and to declare all borrowings outstanding thereunder to be immediately due and payable. The fixed charge coverage ratio for periods subsequent to June 30, 2008 has not been amended and there can be no assurances that the Company will be able to remain in compliance with such covenant in future periods. Accordingly, the Company has reclassified its debt under the Term Loan Agreement, the Bank Credit Agreement and the Senior Subordinated Notes from non-current to current as of June 30, 2008.

The purchase agreement relating to the Notes contains certain provisions that limit the indebtedness (as defined in the purchase agreement) that the Company can have outstanding with respect to its international greenfield initiatives. Management has recently determined that they believe that such provisions contain ambiguities regarding the calculation of such indebtedness limits, and is engaged in discussions with the holders of the Notes with respect to clarifying those ambiguities, addressing any necessary modifications or amendments thereto, and or obtaining waivers regarding any noncompliance with such covenant. If the Company and the Noteholders are unable to agree upon clarification of the ambiguities or on modifications, amendments or waivers that address the ambiguities in the covenant, then the Company would be in violation of this indebtedness limitation at June 30, 2008 under the terms of the Notes, which would be an event of default and could provide the holders of the Notes the ability to accelerate the payment of the Notes and could allow the lenders under other financing arrangements to discontinue lending to the Company under revolving loan commitments and to declare such debt to which a cross default or cross acceleration provision applies to be immediately due and payable.

The Company continues to be in discussions with the holders of the Notes to clarify the interpretation of the international greenfield indebtedness limitation. While the Company believes that it will be successful in its discussions with those holders to clarify the ambiguities in the agreement, or obtain modifications or amendments to the purchase agreement that are acceptable to the Company and the holders of the Notes that would avoid the acceleration of the borrowings thereunder, there can be no assurances that such clarifications, modifications or amendments can be obtained. If such agreements cannot be obtained and the holders of the Notes were to exercise their rights, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations. Because of the foregoing uncertainties regarding the indebtedness limits and resolution of this issue, the Company has reclassified its debt under the Senior Subordinated Notes and the Bank Credit Agreement from non-current to current as of June 30, 2008. Furthermore, if the Company and the holders of the Notes are unable to agree upon the clarification of the ambiguities, modifications or amendments that address the covenant issues, there may be an effect on the Company’s balance sheet presentation in prior periods, beginning with the quarter ended September 30, 2007. In the event that the Company is successful in its discussions with the holders of the Notes, such amounts may be reclassified from current to non-current in future periods.

Additionally, based on the current expectation that cash requirements of the Company’s operations will continue to exceed the cash generated from such operations in the near term, it is likely that the Company’s average adjusted availability, as defined in the Bank Credit Agreement, will decline below $22.5 million, possibly during the quarter ending September 30, 2008 or thereafter. In the event that the Company’s average adjusted availability were to fall below the $22.5 million level, then the Company would be required to comply with the fixed charge coverage ratio. Further, assuming no modifications or amendments to, or waivers from, such availability requirements, and based on the Company’s financial performance through June 30, 2008 and near-term expectations, the Company would fail to be in compliance with the fixed charge coverage ratio. Such failure, if not cured, could allow the lenders under our financing agreements to discontinue lending, to accelerate the payment of the related debt and could allow lenders under any other debt to which a cross default or cross-acceleration provision applies (Bank Credit Agreement, Term Loan Agreement and Senior Subordinated Notes) to declare all borrowings outstanding thereunder to be due and payable.

The Company is currently negotiating certain modifications to various financing arrangements and believes that future external financings will be needed to support its cash requirements in both the near and long-term. There can be no assurances that the Company will be able to obtain modification of its various financing arrangements at times or on terms acceptable to it, if at all. The Company’s current cash flows are not sufficient to service its debt which matures in the next twelve months, nor are they sufficient to finance the successful execution of the Company’s strategy and related implementation of its international initiatives. Therefore, the Company will be required to seek financing from external sources.

Any failure by the Company to obtain necessary clarifications, waivers, revisions, amendments or refinancings with respect to the debt agreements for which covenant violations may currently exist or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible to implement the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2008, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of June 30, 2008 or December 31, 2007.

Note 4 Stockholders’ Equity

The components of stockholders’ equity were as follows (in thousands):

	Preferred stock	Common stock	Capital in excess of par value	Treasury stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
Balance at December 31, 2007	$214,436	$175	$130,360	$(411)	$(64,770)	$16,702	$296,492
Comprehensive loss for the six months ended June 30, 2008:
Net loss	—	—	—	—	(23,925)	—	(23,925)
Foreign currency translation adjustments	—	—	—	—	—	4,892	4,892

Net comprehensive loss	—	—	—	—	—	—	(19,033)
Release of shares from escrow account	—	—	108	—	—	—	108
Amortization of unearned compensation	—	—	697	—	—	—	697
Preferred stock dividends	8,208	—	(8,208)	—	—	—	—

Balance at June 30, 2008	$222,644	$175	$122,957	$(411)	$(88,695)	$21,594	$278,264

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), of which 8,905,750 shares of Preferred Stock were issued and outstanding at June 30, 2008 (8,577,440 shares issued and outstanding at December 31, 2007). The Company’s board of directors is authorized to provide for the creation and issuance of additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

In June 2008, 1,748,722 shares of issued and outstanding common stock (the “Escrow Shares”) were released from an escrow account that had previously been established in accordance with the terms and conditions of the October 2006 merger between a company formerly known as International Textile Group, Inc. and Safety Components International, Inc. Prior to their release, the Escrow Shares were held in escrow to satisfy potential claims for indemnification which could have been made on behalf of the Company under such agreement.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30, 2008	December 31, 2007
Foreign currency translation adjustments	$21,984	$17,092
Pension plans	(53)	(53)
Postretirement benefit plans	(337)	(337)

Total	$21,594	$16,702

Note 5 Reconciliation to Diluted Earnings per Share (in thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Loss from continuing operations available to common shareholders	$(5,736)	$(15,742)	$(32,133)	$(27,086)
Effect of dilutive securities:
None	—	—	—	—

Numerator for diluted earnings per share	$(5,736)	$(15,742)	$(32,133)	$(27,086)

Weighted-average number of common shares used in basic earnings per share	17,343	17,257	17,341	17,257
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—
Stock options	—	—	—	—
Nonvested restricted common stock	—	—	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,343	17,257	17,341	17,257

Although the Escrow Shares have been issued and outstanding since October 20, 2006, they were considered contingently issuable for basic earnings per share computations prior to their release from escrow. The release of the Escrow Shares from the escrow account requires prior earnings per share computations to be recast; however this event had no effect on the Company’s prior earnings per share computations presented in this report because its effect was antidilutive in those periods.

Based on the number of shares of Preferred Stock outstanding as of June 30, 2008 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be convertible at the option of the holders thereof into 23,135,359 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Convertible preferred stock	23,135	21,452	22,920	16,920
Nonvested restricted common stock	—	—	—	26
Stock options	—	—	—	13

	23,135	21,452	22,920	16,959

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under SFAS Nos. 133 and 138 related to its cotton forward purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. Changes in the commodity derivatives’ fair values are recorded in the condensed consolidated statements of operations in cost of goods sold, and in other (income) expense for contracts related to international greenfield initiatives that have not begun the consumption of cotton in operations. At June 30, 2008, there were no commodity derivative instruments outstanding.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented; therefore, the changes in fair values of these derivative financial instruments are included in the condensed consolidated statements of operations in other (income) expense for the applicable periods presented.

In March 2007, Automotive Safety Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million (approximately $197.0 million at June 30, 2008) and a fixed rate of 4.10% through November 2008. At the same date an interest rate floor agreement was entered into with a notional amount of €125.0 million (approximately $197.0 million at June 30, 2008) and a fixed rate of 3.905% through November 2008. At June 30, 2008, the fair market value of the interest rate derivatives was $0.6 million. Changes in the interest rate derivatives’ fair values are recorded in the condensed consolidated statements of operations in interest expense.

Gains and losses on derivative instruments included a gain of $0.4 million in the three months ended June 30, 2008 and a gain of $2.1 million in the three months ended June 30, 2007. Gains and losses on derivative instruments included a gain of $0.8 million in the six months ended June 30, 2008 and a gain of $1.9 million in the six months ended June 30, 2007.

Note 7 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) provides additional guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations.” In accordance with FIN 47, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FIN 47.

As of June 30, 2008, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $2.2 million related to the ITG-PP Joint Venture complex. In addition, the Company had other commitments for capital expenditures and for the purchase of raw materials in the amount of $2.5 million at June 30, 2008. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the assets. As of June 30, 2008, the Company had commitments for the funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $0.2 million and, with respect to the China joint venture agreement, the intention, but not an obligation, to fund its share of this joint venture through possible loans or capital contributions of up to $1.9 million.

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

Note 8 Segment and Other Information

Beginning in the quarter ended June 30, 2008, the Company reports its financial results in three reportable segments: automotive safety, bottom-weight woven apparel fabrics, and all other. The reporting of the Company’s operations in three reportable segments, as recast, is consistent with how the Company is managed and how resources are allocated by the CODM. As previously disclosed, the Company ceases to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first become operational. During the quarter ended June 30, 2008, operations at the various facilities underlying the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the condensed consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the condensed consolidated statements of operations in this report, and appear primarily in the bottom-weight woven apparel fabrics segment.

For the quarter ended June 30, 2007, the Company operated in four reportable segments for which separate financial information was available and upon which operating results were evaluated on a timely basis to assess performance and to allocate resources. Beginning in the fourth quarter of 2007, the Company’s narrow fabrics business first met the criteria to be presented as a separate reportable segment under GAAP. However, beginning in the quarter ended March 31, 2008, the narrow fabrics business no longer met the criteria required to be presented as a separate reportable segment; therefore the results of that business have been included in the all other segment for all periods presented in this report.

The automotive safety segment consists of airbag fabrics, curtains and cushions used in the automotive industry. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics, and selected garment production. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform fabrics, including woven worsteds, wool blend and printed cotton fabrics, primarily for both dress and battle fatigue U.S. military uniforms; narrow fabrics for seat belts and military and technical uses; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; transportation services; and other miscellaneous items.

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below. The Company evaluates performance and allocates resources based on profit or loss before interest, other operating income, restructuring and impairment charges, expenses associated with certain share transactions and corporate realignment, certain unallocated corporate expenses, other non-operating income (loss) and income taxes. Intersegment sales and transfers are recorded at cost plus or at arms’ length prices when required by certain transfer pricing rules. Intersegment net sales for the three months ended June 30, 2008 and June 30, 2007 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $2.1 million and $2.5 million, respectively. Intersegment net sales for the six months ended June 30, 2008 and June 30, 2007 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $4.6 million and $5.7 million, respectively.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
		(As Recast)		(As Recast)
Net Sales:
Automotive Safety	$124,091	$114,241	$240,401	$228,018
Bottom-weight Woven Apparel Fabrics	104,543	110,249	198,788	214,459
All Other	53,178	41,870	108,510	79,868

	281,812	266,360	547,699	522,345
Intersegment sales	(2,108)	(2,454)	(4,636)	(5,745)

	$279,704	$263,906	$543,063	$516,600

Loss From Continuing Operations Before Income Taxes, Equity in Income (Losses) of Unconsolidated Affiliates and Minority Interest:
Automotive Safety	$2,930	$7,846	$11,187	$12,872
Bottom-weight Woven Apparel Fabrics	(14,192)	1,059	(22,545)	3,354
All Other	(2,054)	(2,036)	(1,933)	(4,026)

Total reportable segments	(13,316)	6,869	(13,291)	12,200
Corporate expenses	(4,504)	(5,210)	(9,897)	(11,866)
Expenses associated with corporate realignment	(943)	—	(6,614)	—
Expenses associated with certain share transactions	—	(2,943)	—	(4,215)
Other operating income—net	27,524 (1)	2,916	27,527 (1)	3,086
Restructuring and impairment charges	92	(3,759)	(1,095)	(5,768)
Interest expense	(15,500)	(6,616)	(27,169)	(12,734)
Other income	3,197	1,065	4,400	2,632

	$(3,450)	$(7,678)	$(26,139)	$(16,665)

(1)	Includes gain on sale of the Burlington brand name as described elsewhere herein of $24.3 million.

	June 30, 2008	December 31, 2007
Total Assets
Automotive Safety	$438,730	$427,532
Bottom-weight Woven Apparel Fabrics	468,310	421,311
All Other	114,273	105,756
Corporate	5,059	9,322

	$1,026,372	$963,921

Note 9 Restructuring Activities and Discontinued Operations

The provision for restructuring and impairment reported in loss from continuing operations included the following (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Restructuring provisions:
Severance and COBRA benefits	$(101)	$1,548	$(37)	$2,092
Pension curtailment and settlement charges	—	—	—	139
Relocation and other costs	9	2,011	1,132	3,337

Total restructuring	(92)	3,559	1,095	5,568
Impairment charges	—	200	—	200

Total	$(92)	$3,759	$1,095	$5,768

Overall, the restructuring provisions in 2007 relate primarily to the activities at the Hurt Virginia, White Oak, Greenville automotive and Carlisle printing facilities described below. The 2008 provisions for both the three and six months ended June 30, 2008 are primarily related to the Hildesheim production facility closure as described below.

The previously announced transition of production from the Company’s Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities resulted in a $0.8 million restructuring charge in the first six months of 2007 for severance and COBRA benefits, $0.1 million for pension curtailment and settlement charges, and $2.5 million for costs paid to relocate and convert equipment to new facilities. The Company recorded an additional restructuring charge of $0.2 million during the first quarter of 2008 consisting of $0.1 million for severance and COBRA benefits and $0.1 million for costs paid to relocate and convert equipment to new facilities. The $0.1 million accrual for severance and COBRA benefits was reversed in the second quarter of 2008.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina (bottom-weight woven apparel fabrics segment). In June 2007, the Company decided that it would further downsize operations at the White Oak plant and eliminate certain overhead positions within the bottom-weight woven apparel fabrics segment. As a result, the Company recognized pre-tax charges for restructuring of $0.8 million during the second quarter of 2007 for the establishment of related accruals for severance and COBRA benefits.

In December 2006, the Company announced that it would be transitioning certain administrative functions within its automotive safety segment from its Greenville, South Carolina location, and that it would be undertaking the consolidation of certain manufacturing operations in Germany. As a result, the Company recognized pre-tax charges for restructuring of $0.4 million during the first quarter of 2007 and $0.4 million during the second quarter of 2007 for relocation and other associated costs related to this plan. During the second quarter of 2007, the Company also recorded $0.1 million for severance and COBRA benefits and $0.2 million of impairment charges related to assets located at the Greenville facility.

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

The Company reduced its screen print operations at the Company’s facility in Carlisle, South Carolina in the all other segment resulting in a charge of $0.2 million for severance and COBRA benefits in the six months ended June 30, 2007 and $0.3 million for severance and COBRA benefits related to corporate and other overhead reductions in the three months ended June 30, 2007.

Following is a summary of activity related to restructuring accruals (in thousands):

Balance at December 31, 2007	$5,429
2008 charges, net	1,187
Payments	(1,550)

Balance at March 31, 2008	5,066
2008 charges, net	(92)
Payments	(220)

Balance at June 30, 2008	$4,754

The remaining accrued balance of $4.8 million, representing primarily severance and COBRA benefits, relates to the Hildesheim, Germany plant closing, downsizing certain overhead positions within the denim division of the bottom-weight woven apparel fabrics segment, and the plan to realign operating entities in the automotive safety segment, all described above. The Company expects to pay these benefits primarily during the remainder of 2008 and the first half of 2009.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain of the Company’s Burlington House businesses within the all other segment. In January 2007, the Company sold certain assets of its mattress fabrics product line to Culp, Inc. for $2.5 million in cash and shares of Culp’s common stock which were subsequently resold by the Company in 2007. On April 30, 2007, the Company sold certain assets related to discontinued operations for $1.4 million plus the assumption of certain liabilities. Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $4.4 million and $(1.3) million, respectively, in the three months ended June 30, 2007. Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $14.5 million and $(4.0) million, respectively, in the six months ended June 30, 2007. The results of operations related to the Burlington House division, including gains on disposal of assets, are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Note 10 Early Retirement Incentive

In December 2006, the Company announced an early retirement incentive plan for certain salaried employees age 55 and over. In addition to receiving a severance benefit in accordance with the terms of the Company’s formal severance plan, all employees who elected to participate prior to the deadline of December 29, 2006 also received two months’ additional severance pay and are eligible to participate as active employees for one year in the Company’s medical and dental plan after termination. The employees who elected this incentive have left, or will leave, the Company at various dates depending on business needs, and these dates determine the ultimate payout of benefits in the future. Related benefits accrued under this plan were not considered to be restructuring charges since participation in the plan was voluntary. The following is a summary of activity related to the early retirement incentive accrual for severance and COBRA benefits (in thousands):

Balance at December 31, 2007	$1,216
Payments	(404)

Balance at March 31, 2008	812
Payments	(247)

Balance at June 30, 2008	$565

The Company expects to pay the remainder of these accrued benefits primarily during the remainder of 2008 and in 2009.

Note 11 Fair Value of Financial Instruments

The Company’s implementation of SFAS No. 157 for financial assets and liabilities on January 1, 2008 had no effect on its existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs that the Company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

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

As described in Note 1, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company has deferred the application of the provisions of this statement to its nonfinancial assets and liabilities in accordance with FASB Staff Position No. 157-2. The Company’s derivative instruments, beyond any commodity derivative contracts that are designated as normal purchases, principally include cotton and natural gas futures, options or forward contracts, as well as interest-rate caps and floors, and foreign-currency forward contracts. These derivative contracts are principally with financial institutions and other commodities brokers, the fair values of which are obtained from third party broker quotes. The following table provides a summary of the fair values, measured on a recurring basis, of the Company’s assets and liabilities under SFAS No. 157 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At June 30, 2008
Assets:
Derivatives	$—	$893	$—	$893

Liabilities:
Derivatives	$—	$244	$—	$244

Note 12 Sale of Brand Name and Other Operating Income—Net

In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington ® brand name to Falke KGaA (“Falke”). Under the agreement relating to such sale, Falke acquired the right to the Burlington trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America. The Company retains the right to use the brand name on fabrics worldwide and on apparel and related items in North America and Asia. The purchase price consisted of a non-refundable deposit of $1.0 million, which was paid in advance of closing, and a payment at closing in the amount of $23.3 million, each subject to applicable withholding taxes. In addition, the Company is entitled to receive a pay-out of 2.5% of the future sales of products that bear the brand name up to a cumulative maximum of $5.0 million beginning in the calendar year in which such sales exceed 40 million Euros and continuing until the maximum pay-out has been made, and a subsequent payment of at least $0.3 million, based on fees collected by Falke on their licensing of the brand name from April 1, 2008, through December 31, 2008. The Company recorded a gain of $24.3 million in the quarter ended June 30, 2008 related to the brand name sale, which is included in “Other operating income—net” in the condensed consolidated statement of operations.

“Other operating income –net” for the three and six month periods ended June 30, 2008 and June 30, 2007 include grant proceeds from the U.S. Department of Commerce Wool Trust Fund of $3.1 million, as well as gains and losses related to the disposal of miscellaneous property and equipment.

Note 13 Other Income

Other income in the three and six months ended June 30, 2008 includes $2.0 million related to a settlement payment received from a class action lawsuit filed by Burlington Industries LLC and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants. Other income in the three and six months ended June 30, 2008 also includes foreign currency gains of $0.4 million and $1.7 million, respectively. Other income in the three months ended June 30, 2007 principally included $0.6 million related to gains on cotton derivatives and $0.1 million related to foreign currency exchange gains. Other income of $2.6 million in the six months ended June 30, 2007 principally included $2.0 million related to the sale of marketable securities and $0.6 million related to gains on cotton derivatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following management’s discussion and analysis of financial condition and results of operations of International Textile Group, Inc. (“ITG” or the “Company”) should be read in connection with the unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, as well as with the Company’s 2007 annual report on Form 10-K filed with the Securities and Exchange Commission, which includes audited financial results of the Company as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006, the three months ended December 31, 2005, and the twelve months ended October 2, 2005.

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

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company is actively engaged in expanding its global operations through acquisitions, international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base. As of June 30, 2008, the Company’s manufacturing footprint includes 27 production facilities in 11 countries throughout 4 continents. With the substantial completion of the international greenfield initiatives and the reconfiguration of its operations in 2008, the Company expects to begin realizing certain of the benefits of its investments in 2009. Combined with capabilities in the U.S., Mexico and Europe, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain that is expected to allow the Company to seamlessly supply products and related services to customers worldwide; aligning with ITG’s customers is a critical component of the Company’s success. ITG expects that, upon completion of all of its current greenfield initiatives, its total investment in greenfield operations, including working capital, will exceed $300.0 million.

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

International Greenfield Initiatives

In 2007, the Company completed the construction, and started production and testing, of a technologically advanced 28 million yard capacity vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, an area which is undersupplied despite the high level of capacity for basic denims in China. The Cone Denim division is marketing 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. Cone Denim (Jiaxing) began production in the third quarter of 2007 and shipped its initial first quality production in October 2007. Cone Denim Jiaxing has experienced and expects to continue to experience increasing capacity utilization throughout 2008 and, depending on market conditions, may begin running at full capacity in the second half of 2009.

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

In April 2008, the Company celebrated the grand opening of a 28 million yard capacity vertical denim plant in Nicaragua. The choice of Nicaragua reflects the Company’s belief that Nicaragua, and Central America generally, will be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. In addition, the Company expects to benefit from tariff preference levels, or TPLs, granted to Nicaragua as part of the Central America Free Trade Agreement. A portion of such TPLs have been granted to the Company, which the Company expects to use to incentivize customers to purchase denim from Cone Denim facilities in Mexico and China. The facility in Nicaragua is expected to experience increasing capacity utilization during 2008. However, the supply chain in Central America has not developed as fast as the Company originally expected and the timing of the Company’s ability to reach full capacity cannot currently be projected.

The Company and Phong Phu Corporation are building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG-PP Joint Venture is 60% owned by the Company. Construction of these facilities commenced in March 2007 and the initial phase of the project is near completion. This venture will offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities when the project is fully implemented will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex started to generate garment sales through the Company’s cut/sew/laundry operation in July 2008, with the textile facility expected begin commercial production in 2009 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually.

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

The Company has completed the previously announced closing of the Hildesheim, Germany production facility in the automotive safety segment. The operations previously undertaken at this facility have been transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a further discussion of certain restructuring activities.

In the future, we may decide to undertake additional restructuring initiatives, including through the consolidation of operations to improve our cost structure, in order to further improve our competitive position, especially in markets where our products are priced as commodities. To the extent further restructuring initiatives are undertaken, such actions could result in the occurrence of cash restructuring charges or asset impairment charges, and such charges could be material.

Outlook

The Company’s two largest markets are affected somewhat differently by U.S. and global economic conditions and trade as almost 60% of the Company’s sales in the automotive safety segment are in Europe and Asia, while for the apparel business the U.S. market is the predominant product destination. In addition, sales of the Company’s automotive safety products are also affected by total automotive sales and product penetration rates worldwide. As consumers continue to seek vehicles with higher safety content, such as the number and functionality of airbags and rollover protection airbag systems, the Company expects that sales would increase. However, the Company expects that such sales increase would also be negatively impacted by an overall reduction in vehicle sales volume. The strength of the Euro in global currency markets is continuing to create pricing pressures on the Company’s automotive business in Europe where imports are a viable alternative.

The Company expects that while its automotive safety business will continue to be affected in the near term by the weakness of the U.S. automotive market, the effects of the general economic conditions are expected to be somewhat offset by the continued increasing penetration of safety products in automobiles. Specifically, in the near term, higher energy and other prices are having a disproportionate impact on the sales of trucks and SUVs in the U.S., which has an adverse impact on the Company’s sales given the higher airbag penetration rate in these types of vehicles. The Company also believes that Tier 1 suppliers to the automotive industry, which are airbag module integrators that sell complete airbag modules to automotive manufacturers, will, in the long-term, continue to outsource a portion of their airbag cushion production requirements as they focus on the development of proprietary technologies and that, with a strong Tier 2 supplier relationship, they may increase their outsourcing of these products as they focus on other components. However, in the near-term, decreased overall demand in the automotive market may increase the likelihood of decisions by Tier 1 suppliers to curtail outsourcing and begin production of certain programs using their own facilities to better utilize their in-house capacity. Like the automotive supply industry generally, the Company continues to experience significant competitive pressure for its airbag products. The Company expects that it will continue to experience competitive pressures and, although it believes that it has good working relationships with its customers due to its manufacturing capabilities, quality products and service, it cannot give assurances that purchases by Tier 1 suppliers will continue at or near their current levels.

The Company’s apparel business is predominately affected by changes in retail sales, inventory at the retail and the manufacturer level, which began to decline in 2007 and have continued to decline in 2008, and the types and amount of imported products.

Additionally, cotton prices have recently exceeded their historic ranges. Higher cotton prices have impacted and are expected to continue to negatively impact 2008 results as historically there has been a time lag in being able to recoup raw material price increases through increases in fabric selling prices. Wool prices have also increased and have impacted and are expected to continue to impact the Company negatively in 2008 as a result of the drought in Australia and the weakness of the U.S. dollar versus the Australian dollar. The ultimate effect of these raw material cost increases on the Company’s earnings cannot be quantified, as the effect of movements in cotton and wool prices on industry selling prices are still uncertain; however, any dramatic or unexpected additional increase in raw material prices could have a material adverse effect on the Company’s results of operations.

In addition to higher cotton and wool prices, other raw material, dye and chemical prices, and energy costs, have increased significantly in 2008, on a global basis, and are expected to continue to rise in 2009. These cost increases have negatively impacted the financial results during the six months ended June 30, 2008 and are expected to continue to negatively impact the remainder of fiscal 2008. In the event that the costs continue to escalate and the Company is unable to pass through these cost increases to customers, these increases could have a material adverse effect on the Company’s results of operations.

The Company’s financial position remained under stress at June 30, 2008 as the cash requirements of its operations, including to fund operating losses, working capital and capital expenditure commitments, continued to exceed the cash generated from such operations, especially as it related to the Company’s greenfield initiatives. See the “Liquidity and Capital Resources” section contained in this Quarterly Report on Form 10-Q for further information with respect to the Company’s current and projected liquidity issues.

Results of Operations

Beginning in the quarter ended June 30, 2008, the Company reports its financial results in three reportable segments: automotive safety, bottom-weight woven apparel fabrics, and all other. The reporting of the Company’s operations in three reportable segments, as recast, is consistent with how the Company is managed and how resources are allocated by the CODM. As previously disclosed, the Company ceases to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first become operational. During the quarter ended June 30, 2008, operations at the various facilities underlying the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the condensed consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the condensed consolidated statements of operations in this report, and appear primarily in the bottom-weight woven apparel fabrics segment.

For the quarter ended June 30, 2007, the Company operated in four reportable segments for which separate financial information was available and upon which operating results were evaluated on a timely basis to assess performance and to allocate resources. Beginning in the fourth quarter of 2007, the Company’s narrow fabrics business first met the criteria to be presented as a separate reportable segment under GAAP. However, beginning in the quarter ended March 31, 2008, the narrow fabrics business was no longer required to be presented as a separate reportable segment; therefore, the results of that business have been included in the all other segment for all periods presented in this report.

The automotive safety segment consists of airbag fabrics, curtains and cushions used in the automotive industry. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, and worsted and worsted wool blend fabrics. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform fabrics, including woven worsteds, wool blend and printed cotton fabrics, primarily for both dress and battle fatigue U.S. military uniforms; narrow fabrics for seat belts and military and technical uses; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; transportation services; and other miscellaneous items.

Sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below. The Company evaluates performance and allocates resources based on profit or loss before interest, other operating income, restructuring and impairment charges, expenses associated with certain share transactions and corporate realignment, certain unallocated corporate expenses, other income (expense) and income taxes. Intersegment sales and transfers are recorded at cost plus or at arms’ length prices when required by certain transfer pricing rules. Intersegment net sales for the three months ended June 30, 2008 and June 30, 2007 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $2.1 million and $2.5 million, respectively. Intersegment net sales for the six months ended June 30, 2008 and June 30, 2007 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $4.6 million and $5.7 million, respectively.

The following table presents certain results of operations by reportable segment (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
		(As Recast)		(As Recast)
Net Sales:
Automotive Safety	$124,091	$114,241	$240,401	$228,018
Bottom-weight Woven Apparel Fabrics	104,543	110,249	198,788	214,459
All Other	53,178	41,870	108,510	79,868

	281,812	266,360	547,699	522,345
Intersegment sales	(2,108)	(2,454)	(4,636)	(5,745)

	$279,704	$263,906	$543,063	$516,600

Loss From Continuing Operations Before Income Taxes:
Automotive Safety	$2,930	$7,846	$11,187	$12,872
Bottom-weight Woven Apparel Fabrics	(14,192)	1,059	(22,545)	3,354
All Other	(2,054)	(2,036)	(1,933)	(4,026)

Total reportable segments	(13,316)	6,869	(13,291)	12,200
Corporate expenses	(4,504)	(5,210)	(9,897)	(11,866)
Expenses associated with corporate realignment	(943)	—	(6,614)	—
Expenses associated with certain share transactions	—	(2,943)	—	(4,215)
Other operating income—net	27,524 (1)	2,916	27,527 (1)	3,086
Restructuring and impairment charges	92	(3,759)	(1,095)	(5,768)
Interest expenses	(15,500)	(6,616)	(27,169)	(12,734)
Other income	3,197	1,065	4,400	2,632

	(3,450)	(7,678)	(26,139)	(16,665)
Income tax (expense) benefit	126	(3,579)	(1,762)	(5,115)
Equity in income (losses) of unconsolidated affiliates	(202)	46	39	(1)
Minority interest in losses of consolidated subsidiaries	1,933	878	3,937	1,364

Loss from continuing operations	(1,593)	(10,333)	(23,925)	(20,417)
Discontinued operations:
Loss from operations (net of income taxes)	—	(2,489)	—	(5,218)
Gain on disposals (net of income taxes)	—	1,232	—	1,232

Loss from discontinued operations	—	(1,257)	—	(3,986)

Net loss	$(1,593)	$(11,590)	$(23,925)	$(24,403)

(1)	Includes gain on sale of the Burlington brand name as described elsewhere herein of $24.3 million.

Comparison of Three Months Ended June 30, 2008 and Three Months ended June 30, 2007

Consolidated: The Company’s consolidated net sales in the three months ended June 30, 2008 were $279.7 million, an increase of $15.8 million, or 6.0% from the three months ended June 30, 2007. The overall increase in net sales from the three months ended June 30, 2007 was due to overall favorable foreign currency impacts (primarily related to the Euro) in the automotive safety segment, higher sales of North American one piece woven (“OPW”) products in the automotive safety segment, improvements in certain government uniform fabric programs, and new sales from the Company’s China greenfield operations, partially offset by declines in domestic denim and synthetic fabric sales.

Gross profit margin in the three months ended June 30, 2008 was 4.4% compared to 10.7% in the three months ended June 30, 2007. The decrease was primarily due to increased losses at the Company’s international greenfield operations ($6.3 million) and higher raw material and energy prices in the 2008 period, partially offset by improvements in certain government uniform fabric programs.

Automotive Safety: Sales in the automotive safety segment were $124.1 million in the second quarter of 2008 compared to sales of $114.2 million in the second quarter of 2007. Sales in the quarter ended June 30, 2007 included $7.0 million of non-automotive product sales which are reported in the all other segment. Overall, European sales increased $13.3 million, mostly due to the favorable foreign currency impact (primarily related to the Euro). The remaining sales change was primarily in North America as sales of OPW products increased $4.9 million due to a higher mix of OPW curtain airbags sold for truck and SUV platforms launched in the latter part of 2007 and early 2008. China sales increased 49% in the second quarter of 2008 compared to the second quarter of 2007 as this venture was still in a start-up phase on several new platforms in the prior year period.

Income in the automotive safety segment decreased $4.9 million to $2.9 million in the three months ended June 30, 2008 as compared to $7.8 million in the three months ended June 30, 2007. The decline in operating income was primarily due to an unfavorable change in the mix of products sold, price allowances to customers, rising raw material and energy costs, and an increase in corporate costs.

Bottom-weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the three months ended June 30, 2008 decreased $5.7 million to $104.5 million as compared to the $110.2 million recorded in the three months ended June 30, 2007. The decrease in sales primarily resulted from lower domestic denim sales volume, partially offset by an improved product price/mix; and lower domestic synthetic and wool volumes, partially offset by an improved synthetic product price/mix. Synthetic and wool volumes were impacted by a decline in the worsted civilian uniform business, primarily due to slower economic conditions, the downsizing from the Hurt facility to the smaller Burlington finishing facility, and delays in reaching expected capacities at the Jiaxing Burlington Textile Company Limited dyeing and finishing operation.

The loss in the bottom-weight woven apparel fabrics segment was $(14.2) million for the three months ended June 30, 2008 compared to income of $1.1 million recorded in the three months ended June 30, 2007. Operating results declined $15.3 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to lower sales volume, higher losses ($12.0 million for the three months ended June 30, 2008 compared to $4.5 million for the three months ended June 30, 2007) at the Company’s international greenfield locations, manufacturing inefficiencies associated with lower sales volumes, and higher energy and raw material costs, partially offset by an improved product price/mix and the initiation of the migration of production to more cost effective manufacturing facilities in 2008.

Bottom-weight woven apparel fabric sales continue to be negatively impacted by the continued growth of imported apparel into the U.S. from regions with lower labor costs. This factor has contributed to the decision by the Company to exit or downsize its U.S. textile apparel operations and has resulted in a lack of profitability on many products manufactured in the domestic operations. The Company expects to continue to recognize increased bottom-weight woven apparel sales from its international greenfield projects. Through its raw material purchases programs, the Company buys in advance of consumption and from time to time uses derivative instruments to attempt to manage the cost of cotton. Higher cotton prices have and are expected to continue to negatively impact 2008 results as historically there has been a time lag in the Company’s ability to recoup raw material price increases through increases in fabric selling prices. In addition to higher cotton prices, wool prices have increased as a result of the drought in Australia and the weakness of the U.S. dollar versus the Australian dollar. Additionally, this segment has been negatively impacted by the increasing costs of dyes, chemicals and energy in the second quarter of fiscal year 2008.

All Other: Net sales in the all other segment for the three months ended June 30, 2008 were $53.2 million compared to $41.9 million recorded in the three months ended June 30, 2007. This increase was largely due to the inclusion of sales of $7.6 million related to the Company’s technical fabrics segment beginning in the first quarter of 2008, which were included in the automotive safety segment in the prior year period (as described above). Increased sales of $9.0 million in the three months ended June 30, 2008 related to the government uniform fabrics market were primarily due to volume increases as the domestic reconfiguration of worsted production capacity for the U.S. government was substantially complete by the end of the quarter ended June 30, 2007 and coincided with new government programs as the government completed its program of reducing purchases to adjust for excess inventories in certain styles. The battle dress uniform fabric business saw increased volumes and an improved product price/mix. Volumes decreased in the Company’s traditional commission finishing markets primarily due to lower demand for home decorative prints, less fabric preparation services for the over-the-counter market, and reduced demand for fabrics used in hunting camouflage. These markets have been negatively affected by diminished discretionary income in the U.S. and a continued shift of apparel manufacturing to lower labor cost areas. Sales in the narrow fabrics business decreased primarily due to a decline in seat belt fabric sales due to lower sales of vehicles, primarily SUVs and large trucks, in North America. Interior furnishings sales decreased slightly primarily as the result of lower volumes due to weak economic conditions which have shifted consumer spending away from deferrable items such as furniture and which have driven the hospitality industry to defer hotel refurbishing plans, partially offset by improvements in product price/mix.

Operating results in the government uniform fabrics market for the three months ended June 30, 2008 were $2.6 million higher compared to the three months ended June 30, 2007 primarily due to higher sales volumes and improved plant capacity utilization, partially offset by raw material price increases and other plant performance variances. Interior furnishings products recorded a loss of $0.2 million for the three months ended June 30, 2008 compared to income of $0.3 million for the three months ended June 30, 2007, with higher sales prices offset by lower sales volumes and higher raw material and energy costs. Loss from the commission finishing business of $0.9 million for the three months ended June 30, 2008 compared to break even results in the prior year period was primarily due to lower sales volumes and higher energy costs. Loss in the narrow fabrics business increased $1.4 million in the second quarter of 2008 compared to the same period of the prior year, and such losses were primarily due to manufacturing quality issues and operating inefficiencies. Income from the technical fabrics market was $0.2 million for the three months ended June 30, 2008 (similar discreet information was not available for the 2007 period as discussed above).

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses were $30.4 million for the three months ended June 30, 2008 compared to $26.9 million for the three months ended June 30, 2007. As a percent of net sales this expense was 10.8% and 10.2% for the three months ended June 30, 2008 and the three months ended June 30, 2007, respectively. The 2008 amounts increased primarily due to increased costs ($1.3 million) at the Company’s international greenfield projects and higher consulting fees.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $0.9 million consisted primarily of legal, consulting and banking fees associated with the Realignment, including modifications to the Company’s various financing agreements. This Realignment was undertaken in order to, among other things, allow the integration of the automotive safety businesses and operations in Germany to achieve expected business and tax efficiencies, and to simplify the Company’s corporate structure through elimination of unnecessary corporate entities.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During the three months ended June 30, 2007, the Company incurred $2.9 million of operating expenses related to the acquisition of the automotive safety business. These expenses consisted primarily of legal fees and accounting fees not deemed to be capitalizable as a cost of the acquisition.

OTHER OPERATING INCOME—NET: The Company recorded a gain of $24.3 million in the quarter ended June 30, 2008 related to the sale of certain of the trademark rights to its Burlington ® brand name. Under the agreement relating to such sale, the buyer acquired the right to the Burlington trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America. The Company retains the right to use the brand name on fabrics worldwide and on apparel and related items in North America and Asia. Other operating income—net also included $3.1 million in the three months ended June 30, 2008 and the three months ended June 30, 2007 related to the receipt of Wool Trust grants from the U.S. government, as well as gains and losses related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the three months ended June 30, 2008, the Company recognized $(0.1) million for restructuring and impairment charges (reversals) from continuing operations as compared to $3.8 million for the comparable period of 2007. The 2007 restructuring charges primarily included severance and COBRA benefits related to further downsizing within the Company’s denim division as well as the expected costs of transitioning production from its Hurt finishing plant to other domestic facilities, and costs paid to relocate and convert equipment at new facilities associated with certain previously announced restructuring activities.

INTEREST EXPENSE: Interest expense of $15.5 million in the three months ended June 30, 2008 was $8.9 million higher than interest expense of $6.6 million in the three months ended June 30, 2007. The increase was primarily due to increased interest expense on higher borrowings outstanding, including the Notes (as defined below) in early June 2007, which were used to finance the Company’s international greenfield initiatives, , as well as higher interest rates on the Company’s outstanding debt.

OTHER INCOME: Other income of $3.0 million in the three months ended June 30, 2008 was principally related to a $2.0 million settlement payment received in connection with the settlement of a class action lawsuit filed by the Company and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants. Other income in the three months ended June 30, 2008 also included $0.4 million related to foreign currency exchange gains and a $0.3 million gain on sale of investments. Other income in the three months ended June 30, 2007 of $1.0 million primarily related to gains on cotton derivatives of $0.6 million and $0.1 million related to foreign currency exchange gains. Interest income of $0.6 million, was earned in the three months ended June 30, 2008 compared with $0.5 million in the three months ended June 30, 2007.

INCOME TAX (EXPENSE) BENEFIT: Income tax benefit related to continuing operations was $0.1 million for the three months ended June 30, 2008 in comparison with income tax expense of $(3.6) million for the three months ended June 30, 2007. Income tax benefit related to continuing operations for the 2008 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of establishing a valuation allowance for the benefit of taxable losses, tax rate differentials on foreign income, the utilization of a loss carryforward which had previously been offset by a full valuation allowance, a reduction of the valuation allowance on deferred tax assets of $0.7 million, state income taxes and certain non-deductible business expenses. The Company has recorded valuation allowances to reduce net U.S. and certain foreign net deferred tax assets on the portion of the tax benefit which management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. As a result of profitable operations in certain foreign countries, primarily Germany and Mexico, the Company has a net foreign tax expense that it is unable to offset against taxable losses generated in the U.S. and other countries. Income tax expense related to continuing operations for the 2007 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of establishing a valuation allowance for the benefit of taxable losses, an increase in the valuation allowance of $4.1 million against deferred tax assets, tax rate differentials on foreign income and certain non-deductible business expenses.

OTHER: In addition to the items described above, the net loss from continuing operations for the three months ended June 30, 2008 included minority interest in losses of consolidated affiliates of $1.9 million compared to $0.9 million in the three months ended June 30, 2007, and equity in income (losses) of unconsolidated affiliates of $(0.2) million in the three months ended June 30, 2008 compared to $0.0 million in the three months ended June 30, 2007. The increase in minority interest in losses of consolidated affiliates in the three months ended June 30, 2008 was primarily related to the Company’s Cone Denim (Jiaxing) Limited joint venture.

LOSS FROM CONTINUING OPERATIONS: As a result of the above, the loss from continuing operations decreased in the three months ended June 30, 2008 to $1.6 million as compared to $10.3 million in the three months ended June 30, 2007.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Company’s Burlington House discontinued businesses were $2.5 million for the three months ended June 30, 2007. The 2007 period loss included operating costs incurred to exit these businesses as well as costs incurred to complete orders that existed at the time the Company determined to discontinue these businesses. In addition, the Company recognized gains of $1.2 million on disposals of assets related to the discontinued operations during the three months ended June 30, 2007.

Comparison of Six Months Ended June 30, 2008 and Six Months ended June 30, 2007

Consolidated: The Company’s consolidated net sales in the six months ended June 30, 2008 were $543.1 million, an increase of $26.5 million, or 5.1% from the six months ended June 30, 2007. The overall increase in net sales from the six months ended June 30, 2007 was due to significant improvement in certain government uniform fabric programs, overall favorable foreign currency impacts (primarily related to the Euro) in the automotive safety segment, higher sales of North American OPW products in the automotive safety segment, and new sales from the Company’s China greenfield operations, partially offset by declines in domestic denim and synthetic fabric sales.

Gross profit margin in the six months ended June 30, 2008 was 6.5% compared to 9.8% in the six months ended June 30, 2007. The decrease was primarily due to increased losses at the Company’s international greenfield locations ($9.8 million for the six months ended June 30, 2008 compared to $7.7 million for the six months ended June 30, 2007) and higher raw material and energy prices in the 2008 period, partially offset by improvements in certain government uniform fabric programs.

Automotive Safety: Sales in the automotive safety segment were $240.4 million in the six months ended June 30, 2008 compared to sales of $228.0 million in the six months ended June 30, 2007. Sales in the six months ended June 30, 2007 included $13.5 million of non-automotive product sales which are reported in the all other segment. Overall, European sales increased $13.3 million; $22.1 million was due to the favorable foreign currency impact (primarily related to the Euro). The remaining sales change was primarily in North America OPW products, which increased $10.8 million due to a higher mix of OPW curtains sold for truck and SUV platforms launched in the latter part of 2007 and early 2008. Excluding the favorable foreign exchange impacts, European sales decreased $8.8 million primarily due to an unfavorable product mix and an increase in customer allowances. China sales increased $3.2 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as this venture was still in a start-up phase on several new platforms in the prior year period.

Income in the automotive safety segment decreased to $11.2 million in the six months ended June 30, 2008 as compared to $12.9 million in the six months ended June 30, 2007. Gross profit as a percentage of net sales fell slightly for the six months ended June 30, 2008 compared to the same period in 2007. Higher energy and raw material costs and an increase in corporate costs more than offset the increase in sales, causing the decline in gross profit as a percent of sales.

Bottom-weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the six months ended June 30, 2008 decreased $15.7 million to $198.8 million as compared to the $214.5 million recorded in the six months ended June 30, 2007. The decrease in sales primarily resulted from lower domestic denim sales volume due to a slower retail environment and the Company’s plan to migrate production to lower cost countries such as China and Nicaragua, partially offset by an improved product price/mix, lower domestic synthetic and wool volumes linked to planned reductions of the Company’s synthetic capacity, worsening economic conditions impacting the wool worsteds uniform business, and delays in reaching expected capacities at the Jiaxing Burlington Textile Company.

Income (loss) in the bottom-weight woven apparel fabrics segment for the six months ended June 30, 2008 was $(22.5) million compared to $3.4 million recorded in the six months ended June 30, 2007. Operating results declined primarily due to higher losses at the Company’s international greenfield locations ($21.9 million for the six months ended June 30, 2008 compared to $7.7 million for the six months ended June 30, 2007), manufacturing inefficiencies associated with lower sales volumes, and higher energy and raw material costs, partially offset by an improved product price/mix and the initiation of the migration of production to more cost effective manufacturing facilities in 2008.

All Other: Net sales in the all other segment for the six months ended June 30, 2008 were $108.5 million compared to $79.9 million recorded in the six months ended June 30, 2007. This increase was largely due to the inclusion of sales of $14.7 million related to the Company’s technical fabrics segment beginning in the first quarter of 2008, which were included in the automotive safety segment in the prior year period (as described above). Increased sales of $17.9 million in the six months ended June 30, 2008 as compared to the prior period related to the government uniform fabrics market, and was primarily due to volume increases with sales prices and mix slightly improved, as the domestic reconfiguration of worsted production capacity for the U.S. government was substantially complete by the end of the quarter ended June 30, 2007 and coincided with new government programs as the government completed its program of reducing purchases to adjust for excess inventories in certain styles. For the six months ended June 30, 2008, the battle dress uniform fabric business saw increased sales volumes and an improved product price/mix due to new government programs and the lack of government budget constraints that existed during the six months ended June 30, 2007. Volumes decreased in the Company’s traditional commission finishing markets primarily due to lower demand for home decorative prints, less fabric preparation services for the over-the-counter market, and reduced demand for fabrics used in hunting camouflage, partially offset by increased customer preparation services. These markets have been negatively affected by diminished discretionary income in the U.S. and a continued shift of apparel manufacturing to lower labor cost areas. Sales in the narrow fabrics business decreased due to a decline in seat belt fabric sales due to lower sales of vehicles, primarily SUVs and large trucks, in North America. Interior furnishings sales remained flat in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 with lower volumes due to weak economic conditions which have shifted consumer spending away from deferrable items such as furniture and which have driven the hospitality industry to defer hotel refurbishing plans, partially offset by new product introductions and improvements in product price/mix.

Operating results in the government uniform fabrics market for the six months ended June 30, 2008 were $4.3 million higher compared to the six months ended June 30, 2007 primarily due to higher sales volumes and improved plant capacity utilization, partially offset by raw material price increases and other plant performance variances. The interior furnishings products business recorded a loss of $0.2 million for the six months ended June 30, 2008 compared to income of $0.4 million for the six months ended June 30, 2007 with higher sales prices offset by lower sales volumes and higher raw material and energy costs. Loss from the commission finishing products business of $1.8 million for the six months ended June 30, 2008 compared to a loss of $1.1 million in the prior year period, and was primarily due to lower sales volumes and higher energy costs. Loss in the narrow fabrics business increased $1.5 million in the six months ended June 30, 2008 compared to the same period of the prior year, and such loss was primarily due to manufacturing quality issues and operating inefficiencies. Income from the technical fabrics market was $0.6 million for the six months ended June 30, 2008 (similar discreet information was not available for the 2007 period as discussed above).

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses were $59.0 million for the six months ended June 30, 2008 compared to $51.2 million for the six months ended June 30, 2007. The 2008 amounts increased primarily due to increased costs at the Company’s international greenfield projects ($4.5 million), higher consulting fees and higher professional fees for audit and tax services, partially offset by lower corporate personnel costs.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $6.6 million consisted primarily of legal, consulting and banking fees associated with the Realignment, including modifications to the Company’s various financing agreements.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During the six months ended June 30, 2007, the Company incurred $4.2 million of operating expenses related to the acquisition of the Automotive Safety business. These expenses consisted primarily of legal and accounting fees not deemed to be capitalizable as a cost of the acquisition.

OTHER OPERATING INCOME—NET: The Company recorded a gain of $24.3 million in the six months ended June 30, 2008 related to the sale of certain of the trademark rights to its Burlington brand name. Under the agreement relating to such sale, the buyer acquired the right to the Burlington trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America. The Company retains the right to use the brand name on fabrics worldwide and on apparel and related items in North America and Asia. Other operating income—net also included $3.1million in the six months ended June 30, 2008 and the six months ended June 30, 2007 related to the receipt of Wool Trust grants from the U.S. government, as well as gains and losses related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING AND IMPAIRMENT: For the six months ended June 30, 2008, the Company recognized $1.1 million for restructuring and impairment charges from continuing operations as compared to $5.8 million for the comparable period of 2007. The 2008 restructuring charges primarily included additional relocation and other associated costs to close and consolidate automotive safety facilities in Germany, and, to a lesser extent, costs of transitioning production from the Hurt finishing plant to other domestic facilities. The 2007 restructuring charges primarily included severance and COBRA benefits related to further downsizing within the Company’s denim division, transitioning production from its Hurt finishing plant to other domestic facilities, transitioning production from the Company’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany and the reduction of its screen print operations in Carlisle, South Carolina, as well as costs paid to relocate and convert equipment at new facilities associated with certain previously announced restructuring activities.

INTEREST EXPENSE: Interest expense of $27.2 million in the six months ended June 30, 2008 was $14.5 million higher than interest expense of $12.7 million in the six months ended June 30, 2007. The increase was primarily due to increased interest expense on higher borrowings outstanding, including the Notes in early June 2007 which were used to finance the Company’s international greenfield initiatives, as well as higher interest rates on the Company’s outstanding debt, and the write-off of deferred financing fees in the 2008 period as a result of the Realignment.

OTHER INCOME: Other income of $4.0 million in the six months ended June 30, 2008 was principally related to a $2.0 million settlement payment received in connection with the settlement of a class action lawsuit filed by the Company and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants, foreign currency exchange gains of $1.7 million and a $0.3 million gain on sale of investments. Other income of $2.6 million in the six months ended June 30, 2007 principally included $2.0 million related to the sale of marketable securities and $0.6 million related to gains on derivatives. Interest income of $1.1 million was earned in the six months ended June 30, 2008 and compared with $0.8 million in the six months ended June 30, 2007.

INCOME TAX EXPENSE: Income tax expense related to continuing operations was $1.8 million for the six months ended June 30, 2008 in comparison with $5.1 million for the six months ended June 30, 2007. Income tax expense related to continuing operations for the 2008 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of the establishment of a $5.6 million valuation allowance on the increase in deferred tax assets, foreign income taxed at different rates, the utilization of a loss carryforward, which had previously been offset by a full valuation allowance, foreign earnings taxed in the U.S., and certain non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets on the portion of the tax benefit which management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. As a result of profitable operations in certain foreign countries, primarily Germany and Mexico, the Company has a net tax expense that it is unable to offset against taxable losses generated in the U.S. and other countries. Income tax expense related to continuing operations for the 2007 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of establishing a valuation allowance for the benefit of taxable losses, increase in the valuation allowance of $9.4 million against deferred tax assets, tax rate differentials on foreign income and certain non-deductible business expenses.

OTHER: In addition to the items described above, the net loss from continuing operations for the six months ended June 30, 2008 included minority interest in losses of consolidated affiliates of $3.9 million compared to $1.4 million in the six months ended June 30, 2007. The increase in minority interest in losses of consolidated affiliates in the six months ended June 30, 2008 was primarily related to the Company’s Cone Denim (Jiaxing) Limited joint venture.

LOSS FROM CONTINUING OPERATIONS: As a result of the above, the loss from continuing operations in the six months ended June 30, 2008 was $23.9 million as compared to $20.4 million in the six months ended June 30, 2007.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Company’s Burlington House discontinued businesses were $5.2 million for the six months ended June 30, 2007. The 2007 period loss included operating costs incurred to exit these businesses as well as costs incurred to complete orders that existed at the time the Company determined to discontinue these businesses. In addition, the Company recognized gains of $1.2 million on disposals of assets related to the discontinued operations during the six months ended June 30, 2007.

Liquidity and Capital Resources

The Company’s financial position remained under stress as of June 30, 2008 as the cash requirements of its operations, including to fund operating losses, working capital and capital expenditure commitments continued to exceed the cash generated from such operations, especially as it related to the Company’s greenfield initiatives. The automotive safety segment has approximately $20.0 million of additional borrowing availability under its existing loan facilities, whereas the bottom-weight woven apparel fabrics and other segments have limited borrowing availability under their existing loan facilities.

As discussed more fully in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company at June 30, 2008, was in violation of the fixed charge coverage ratio under the Term Loan Agreement. However, the Company has received from its lenders a waiver, dated August 15, 2008, of its violation as of June 30, 2008. Such violation, if not waived or amended, would be an event of default and would allow lenders under our various financing agreements to discontinue lending to the Company, to accelerate the payment of the related debt, as well as any other debt to which a cross default or cross acceleration provision applies (Term Loan Agreement, Bank Credit Agreement and Senior Subordinated Notes) and to declare all borrowings outstanding thereunder to be immediately due and payable. The fixed charge coverage ratio for periods subsequent to June 30, 2008 has not been amended and there can be no assurance that the Company will be able to remain in compliance in future periods. Accordingly, the Company has reclassified its debt under the Term Loan Agreement, the Bank Credit Agreement and the Senior Subordinated Notes from non-current to current as of June 30, 2008.

The purchase agreement relating to the Notes contains certain provisions that limit the indebtedness (as defined in the purchase agreement) that the Company can have outstanding with respect to its international greenfield initiatives. Management has recently determined that they believe that such provisions contain ambiguities regarding the calculation of such indebtedness limits, and is engaged in discussions with the holders of the Notes with respect to clarifying those ambiguities, addressing any necessary modifications or amendments thereto, and or obtaining waivers regarding any noncompliance with such covenant. If the Company and the Noteholders are unable to agree upon clarification of the ambiguities or on modifications, amendments or waivers that address the ambiguities in the covenant, then the Company would be in violation of this indebtedness limitation at June 30, 2008 under the terms of the Notes, which would be an event of default and could provide the holders of the Notes the ability to accelerate the payment of the Notes and could allow the lenders under other financing arrangements to discontinue lending to the Company under revolving loan commitments and to declare such debt to which a cross default or cross acceleration applies to be immediately due and payable.

The Company continues to be in discussions with the holders of the Notes to clarify the interpretation of the international greenfield indebtedness limitation. While the Company believes that it will be successful in its discussions with those holders to clarify the ambiguities in the agreement, or obtain modifications or amendments to the purchase agreement that are acceptable to the Company and the holders of the Notes that would avoid the acceleration of the borrowings thereunder, there can be no assurances that such clarifications, modifications or amendments can be obtained. If such agreements cannot be obtained and the holders of the Notes were to exercise their rights, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations. Because of the foregoing uncertainties regarding the indebtedness limits and resolution of this issue, the Company has reclassified its debt under the Senior Subordinated Notes and the Bank Credit Agreement from non-current to current as of June 30, 2008. Furthermore, if the Company and the holders of the Notes are unable to agree upon the clarification of the ambiguities, modifications or amendments that address the covenant issues, there may be an effect on the Company’s balance sheet presentation in prior periods, beginning with the quarter ended September 30, 2007. In the event that the Company is successful in its discussions with the holders of the Notes, such amounts may be reclassified from current to non-current in future periods.

Additionally, as further discussed in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company’s average adjusted borrowing availability under the asset based Bank Credit Agreement was $30.3 million as of June 30, 2008. Based on the current expectation that cash requirements of the operations will continue to exceed the cash generated from such operations in the near term, it is likely that the average adjusted availability under the Bank Credit Agreement will fall below the $30.0 million and the $22.5 million levels in the near term, possibly during the quarter ending September 30, 2008. With average adjusted availability below the $30.0 million level, the Company would be restricted from making further loans or investment in its international subsidiaries, including its international greenfield operations, which would materially adversely impact the Company’s future financial performance. If average adjusted availability fell below $22.5 million the Company would be required to comply with certain debt covenants, which it would not be able to comply with based on financial results through June 30, 2008 and near term expectations. Non-compliance with such covenants, if not cured, would be an event of default and could allow the lenders under our financing agreements to discontinue lending to the Company, to accelerate the payment of the related debt and could allow lenders under any other debt to which a cross default or cross-acceleration provision applies (Bank Credit Agreement, Term Loan Agreement and Senior Subordinated Notes) to declare all loans outstanding, interest accrued but unpaid, and all other amounts due under the loan to be immediately due and payable.

Additionally, a significant amount of the Company’s outstanding debt matures at various times in 2009, including, based on amounts outstanding on June 30, 2008, $198.6 million under the Automotive Safety Facility due in June 2009 and $80.3 million under the Bank Credit Agreement due in December 2009. In addition, $14.9 million under the Cone Denim (Jiaxing) Limited and Jiaxing Burlington Textile Company bank facilities are due within the twelve months after June 30, 2008. At June 30, 2008, the Company is in compliance with the covenants pursuant to the Automotive Safety Facility, which matures June 30, 2009; however a decline in the automotive segment’s operating performance could result in a violation prior to such maturity date.

The Company is currently negotiating certain modifications to various financing agreements and may pursue renegotiating the maturity dates of certain of its obligations and/or refinancing all or a part of its obligations that mature in 2009. The Company’s current cash flows are not sufficient to service its debt which matures in the next twelve months, nor are they sufficient to finance the successful execution of the Company’s strategy and related implementation of its international initiatives. Therefore, the Company believes that additional financing will be needed to support the Company’s cash requirements in both the near and long-term and may include, but not be limited to, the issuance of either private or public debt or other securities. The Company may also seek funding from certain entities affiliated with the Company’s chairman of the board, depending upon the perceived cost of any such financing and the condition of the global credit markets at the appropriate time. Due to, among other things, the level of the Company’s current financial performance, the significant amount of assets that are pledged as collateral under existing debt agreements, and the difficulties and uncertainties in the global credit market in general, there can be no assurances that the Company will be able to obtain modification of its Bank Credit Agreement or renegotiate or refinance its maturing obligations at times and on terms acceptable to it, if at all.

Any failure by the Company to obtain necessary clarifications, waivers, revisions, amendments or refinancings with respect to the debt agreements for which covenant violations may currently exist or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may delay, or make impossible to implement, the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to continue to operate as a going-concern.

Cash Flows

During the six months ended June 30, 2008, the Company’s principal uses of funds consisted of capital expenditures and working capital related mainly to international greenfield initiatives, operating activities, where expenditures have been in excess of revenues, including for the international greenfield initiatives, and payments of interest on bank debt. The principal sources of funds during this period included net borrowings under the Company’s various loan agreements and proceeds from the sale of assets.

Comparison of Six Months Ended June 30, 2008 and Six Months Ended June 30, 2007

Net cash used in operating activities was $33.4 million in the six months ended June 30, 2008 compared to net cash used in operating activities of $61.3 million in the six months ended June 30, 2007. The improvement in cash used in operating activities in the six months ended June 30, 2008 was largely due to lower contributions to the Company’s pension plan and reductions in net working capital spent during the current period. Accounts receivable represented approximately 52 days of sales outstanding at June 30, 2008 as compared to 48 days of sales outstanding at December 31, 2007. Inventories and accounts payable represented approximately 70 days and 30 days, respectively, of days cost of sales outstanding at June 30, 2008 as compared to 80 days and 30 days, respectively, of days cost of sales outstanding at December 31, 2007. The contributions to the frozen Burlington Industries defined benefit pension plan in the 2007 period of $19.9 million were primarily related to the Company’s exit from certain businesses, the closure of the Hurt, Virginia finishing plant and certain overhead reductions. The Company estimates making minimal additional contributions in 2008 to this pension plan.

Net cash used in investing activities was $14.1 million in the six months ended June 30, 2008 compared to $86.3 million in the six months ended June 30, 2007, which periods included capital expenditures of $38.0 million and $91.1 million, respectively. Investing activities for the 2008 period included $20.5 million of proceeds, net of German withholding taxes, from the sale of the Burlington brand name and $3.4 million from the sale of other assets. Capital expenditures for the international greenfield projects were $27.8 million in the six months ended June 30, 2008 and $50.0 million in the six months ended June 30, 2007. Capital expenditures in the automotive safety segment were approximately $25.0 million higher in the 2007 period due to the expansion of the OPW production capacity in North America. Capital expenditures for the 2008 fiscal year are projected to be approximately $62.0 million.

Net cash provided by financing activities of $37.9 million in the six months ended June 30, 2008 was primarily attributable to net borrowings under bank term and revolver loans used to fund operations and expansion activities. Net cash provided by financing activities of $121.7 million in the six months ended June 30, 2007 was primarily the result of the issuance of $80.0 million of the Notes (defined below), the issuance of $50.0 million of Preferred Stock and other net borrowings used to fund international operations and expansion, partially offset by repayments of capital lease obligations and the payment of financing fees.

The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Company’s various bank loans are reasonable estimates of their fair value at each applicable measurement date because of the short maturity of these instruments or, in the case of the bank loans, because of the variable interest rate terms. The Company is not able to estimate the fair value of its Notes or its unsecured subordinated notes because these securities are not publicly traded and were originally issued in privately-negotiated transactions. However, based on changes in general credit markets and the general deterioration of conditions in the North American automotive markets since the issuance of these securities, the Company estimates that any similar debt instruments would have been issued on less favorable terms had the Company issued such securities on June 30, 2008.

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

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries other than ITG Automotive Safety Holdings LLC (f/k/a BST US Holdings LLC, “Automotive Safety Holdings”) and its U.S. subsidiaries) and a pledge by the Company of the stock of certain foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V.

At June 30, 2008, there was $69.6 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 4.5% and $10.7 million outstanding under the Term Loan Agreement at a weighted average interest rate of 7.4%.

Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. In addition, beginning on May 29, 2008, the calculated value of the property, plant and equipment component of the borrowing base is being reduced on a quarterly basis by an amount predetermined according to a 7-year straight-line amortization schedule.

The Company’s Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be placed on the Company by its lenders, including restricting the Company’s ability to operate its business in the ordinary course. At June 30, 2008, the Company had approximately $30.0 million of availability and $30.3 million of average adjusted availability, and at such levels there are no meaningful restrictions on the Company nor are there any covenant requirements. The following describes the actions that may be taken by the lenders under the Bank Credit Agreement at certain average adjusted availability or availability levels:

•

If average adjusted availability is less than $30.0 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives.

•

If average adjusted availability is less than $22.5 million or availability is less than $12.5 million, the Company would be required to maintain a fixed charge coverage ratio (as defined in the Bank Credit Agreement) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at June 30, 2008. However if the Company was required to calculate the ratio, the Company would not be in compliance based on its financial results through June 30, 2008. Such non-compliance would be an event of default under the Bank Credit Agreement. In an event of default, the lenders may terminate the commitment to make loans or issue letters of credit; declare all loans outstanding, interest accrued but unpaid, and all other amounts due under the loan to be immediately due and payable. Further, the lenders may take direct control over the Company’s depository bank accounts.

•

If availability and/or average adjusted availability were below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on our ability to dispose of assets, and periodic certifications summarizing capital expenditures.

The Term Loan Agreement contains certain covenants customary for financings of this type, including a fixed charge coverage ratio (as defined in the Term Loan Agreement) that is required to not be less than 1.05:1.0, at any time. At June 30, 2008 the Company was in violation of this fixed charge coverage ratio under the Term Loan Agreement. However, the Company has received from its lenders a waiver, dated August 15, 2008, of its violation as of June 30, 2008. Such violation, if not waived or amended, would be an event of default and would allow lenders under our various financing agreements to discontinue lending to the Company, to accelerate the payment of the related debt, as well as any other debt to which a cross default or cross acceleration provision applies (Term Loan Agreement, Bank Credit Agreement and Senior Subordinated Notes) and to declare all borrowings outstanding thereunder to be immediately due and payable. The fixed charge coverage ratio for periods subsequent to June 30, 2008 has not been amended and there can be no assurances that the Company will be able to remain in compliance in future periods. Accordingly, the Company has reclassified its debt under the Term Loan Agreement, the Bank Credit Agreement and the Senior Subordinated Notes from non-current to current as of June 30, 2008.

Automotive Safety Holdings is a party to a credit facility, as amended, (the “Automotive Safety Facility”) consisting of a €19.8 million (approximately $31 million at June 30, 2008) revolving credit facility (the “Automotive Safety Revolver”), a €98 million (approximately $155 million at June 30, 2008) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. At June 30, 2008, approximately $20.0 million of additional borrowings were available under this facility.

The Automotive Safety Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage, a debt coverage ratio and a fixed charge coverage ratio which are calculated quarterly, restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments, all as defined or described in the Automotive Safety Facility. At June 30, 2008, the Company was in compliance with such debt covenant and other requirements, which at such dates, the interest coverage of 2.67x exceeded the required 2.20x; the debt coverage of 3.74x was below the required 4.50x and the fixed charge coverage of 1.68x exceeded the required 0.75x. The covenant requirements become more burdensome in future periods, with, among other things, a more restrictive debt coverage ratio adjusting to a level requiring that such ratio be less than or equal to 3.60x and 3.30x as of March 31, 2009 and June 30, 2009, respectively. The Automotive Safety Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the Automotive Safety Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. Borrowings under the Automotive Safety Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR, plus an applicable margin.

On April 15, 2008, the Company completed the previously announced corporate realignment of certain of its operating entities (the “Realignment”) that resulted in the consolidation of the Company’s automotive safety businesses into a single operating group and related modifications to its various financing agreements. In the Realignment, the Company consolidated substantially all of the assets, liabilities and operations comprising its automotive safety business segment under Automotive Safety Holdings. As a result, the Company’s automotive safety businesses, including the Maulburg, Germany based ITG Automotive Safety Textiles GmbH, now operate under the “ITG Automotive Safety” brand name. As part of the Realignment, certain of the assets and operations of Automotive Safety Holdings’ subsidiary, Narricot Industries, LLC (“Narricot”), which produces narrow fabrics for military and technical uses, were separated from the operations of Automotive Safety Holdings and now operate as a separate, direct subsidiary of the Company. In addition, the Company’s equity interest in Automotive Safety Holdings is pledged as security under the Company’s $80.0 million senior subordinated notes due June 6, 2011 (the “Notes”). Pursuant to the Realignment, the automotive safety segment’s operating entities whose assets were pledged under the Bank Credit Agreement were exchanged for the equity interests in Narricot together with a $70.0 million note payable by Automotive Safety Holdings to the Company (the “Intra-company Note”).

In connection with effecting the Realignment, on April 14, 2008, the Company, General Electric Capital Corporation, as agent and a lender, and the other signatories thereto, entered into Amendment No. 11 (the “Credit Agreement Amendment”) to the Bank Credit Agreement. The Credit Agreement Amendment provided, among other things, modifications to reflect the changes in the assets, businesses and operations constituting the collateral under the Bank Credit Agreement after giving effect to the Realignment.

In addition, on April 15, 2008, Automotive Safety Holdings amended and restated the facilities agreement relating to the Automotive Safety Facility (the “Amended Automotive Safety Facility Agreement”). The Amended Automotive Safety Facility Agreement provides that the obligations of Automotive Safety Holdings thereunder are secured by substantially all of the assets of Automotive Safety Holdings’ subsidiaries and a pledge by Automotive Safety Holdings of the stock of its subsidiaries, which includes the subsidiaries transferred to Automotive Safety Holdings as part of the Realignment. The Amended Automotive Safety Facility Agreement provided, among other things, modifications to certain of the financial covenants therein to reflect the changes in the assets, businesses and operations constituting the collateral under the Automotive Safety Facility after giving effect to the Realignment and to more accurately reflect the currently anticipated operating results and financial condition of Automotive Safety Holdings for the foreseeable future. Pursuant to the Amended Automotive Safety Facility Agreement, the margins on revolving loans, the first lien term loan and the second lien term loan thereunder were increased to 5.5%, 5.5% and 14.0%, respectively, after April 15, 2008, and the aggregate commitment under the revolving credit facility portion of the facility was set at €19.8 million (approximately $31.3 million at June 30, 2008). The 14.0% margin effective after April 15, 2008 consists of a cash portion of 9.0% and a noncash payable in-kind portion of 5.0%, with the payable in-kind interest compounded semi-annually. In addition, the Automotive Safety Facility, as amended, contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively, for periods after April 15, 2008. At June 30, 2008, there was $10.6 million in U.S. dollar loans at an interest rate of 8.2% and no Euro loans outstanding under the Automotive Safety Revolver, €98.0 million (approximately $155 million at June 30, 2008) outstanding under the First Lien Term Loan at an interest rate of 10.1%, and $33.3 million outstanding under the Second Lien Term Loan at an interest rate of 16.8%.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 4.2% at June 30, 2008. One-third of the total term loan amount outstanding is required to be repaid in each of June 2009, June 2010 and June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $24.7 million at June 30, 2008.

The shareholders of the Cone Denim (Jiaxing) Limited joint venture have advanced non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.” Also included in this balance sheet line item are three loans payable to the Company’s automotive safety segment joint venture partner in China, which total to $1.4 million. These loans are due in 2010 and 2011 and incur interest at an annual rate of 10.0%.

In addition, the Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained financing from China Construction Bank. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange changes. At June 30, 2008, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At June 30, 2008, outstanding borrowings under this facility were $11.8 million with a weighted average interest rate of 6.4%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-PP Joint Venture, a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. On June 11, 2008, the State Bank of Vietnam raised the base rate to 14% for Vietnamese Dong (“VND”) borrowings. In response, most large commercial banks raised the VND borrowing rate to 21%. In response to inflation in Vietnam that currently approximates 26% annually, the Vietnam central bank has raised interest rates three times in 2008. ITG-PP Joint Venture has both VND and U.S. dollar based loans and, as such, is currently paying interest rates ranging from 8% to 21%. At June 30, 2008, $18.9 million was outstanding under this facility with a weighted average interest rate of 8.2%; however, future re-pricings of maturing tranches are expected to incur higher rates. The term loan is non-recourse to the Company, but is secured by certain assets of the ITG-PP Joint Venture.

In December 2007, Cone Denim de Nicaragua, S.A. (“CDN”) entered into a term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua. The loan amounts are being used to finance a denim manufacturing plant being built by CDN outside of Managua, Nicaragua. The amount of the financing totals $37.0 million and is for a term of seven years. Loans are to be repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time if and when CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement. At June 30, 2008, $37.0 million was outstanding under this facility with an interest rate of 6.8%. The term loan is non-recourse to the Company, and is secured by certain assets of CDN.

Subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”). The Notes bear interest at a rate of 18.0% per annum, subject to periodic increases if the Company has not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before December 6, 2008. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. At June 30, 2008, $94.8 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. Also, there are minimum EBITDA (as defined in the purchase agreement relating to the Notes) requirements for the automotive safety business and, beginning December 31, 2008, there are additional leverage ratio requirements. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of Automotive Safety Holdings. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

The purchase agreement relating to the Notes contains certain provisions that limit the indebtedness (as defined in the purchase agreement) that the Company can have outstanding with respect to its international greenfield initiatives. Management has recently determined that they believe that such provisions contain ambiguities regarding the calculation of such indebtedness limits, and is engaged in discussions with the holders of the Notes with respect to clarifying those ambiguities, addressing any necessary modifications or amendments thereto, and or obtaining waivers regarding any noncompliance with such covenant. If the Company and the Noteholders are unable to agree upon clarification of the ambiguities or on modifications, amendments or waivers that address the ambiguities in the covenant, then the Company would be in violation of this indebtedness limitation at June 30, 2008 under the terms of the Notes, which would be an event of default and could provide the holders of the Notes the ability to accelerate the payment of the Notes and could allow the lenders under other financing arrangements to discontinue lending to the Company under revolving loan commitments and to declare such debt to which a cross default or cross acceleration provision applies to be immediately due and payable.

The Company continues to be in discussions with the holders of the Notes to clarify the interpretation of the international greenfield indebtedness limitation. While the Company believes that it will be successful in its discussions with those holders to clarify the ambiguities in the agreement, or obtain modifications or amendments to the purchase agreement that are acceptable to the Company and the holders of the Notes that would avoid the acceleration of the borrowings thereunder, there can be no assurances that such clarifications, modifications or amendments can be obtained. If such agreements cannot be obtained and the holders of the Notes were to exercise their rights, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations. Because of the foregoing uncertainties regarding the indebtedness limits and resolution of this issue, the Company has reclassified its debt under the Senior Subordinated Notes and the Bank Credit Agreement from non-current to current as of June 30, 2008. Furthermore, if the Company and the holders of the Notes are unable to agree upon the clarification of the ambiguities, modifications or amendments that address the covenant issues, there may be an effect on the Company’s balance sheet presentation in prior periods, beginning with the quarter ended September 30, 2007. In the event that the Company is successful in its discussions with the holders of the Notes, such amounts may be reclassified from current to non-current in future periods.

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

As of June 30, 2008, the Company had borrowed a total of $25.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, pursuant to three unsecured subordinated notes each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semiannually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At June 30, 2008, $27.7 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Preferred Stock

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with an entity (“Fund II”) affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68.0 million of indebtedness owed to Fund II, repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Preferred Stock. Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Preferred Stock, at a price of $25.00 per share, for a total purchase price of $50.0 million to certain other entities affiliated with Mr. Ross. On April 1, 2007, the Company issued an additional 3,355,020 shares of Preferred Stock in connection with the acquisition of the Automotive Safety business.

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

Covenant Compliance

At June 30, 2008 the Company was in violation of the fixed charge coverage ratio under the Term Loan Agreement. However, the Company has received from its lenders a waiver, dated August 15, 2008, of its violation as of June 30, 2008. Such violation, if not waived or amended, would be an event of default and would allow lenders under our various financing agreements to discontinue lending to, to accelerate the payment of the related debt, as well as any other debt to which a cross default or cross acceleration provision applies (Term Loan Agreement, Bank Credit Agreement and Senior Subordinated Notes) and to declare all borrowings outstanding thereunder to be immediately due and payable. The fixed charge ratio for periods subsequent to June 30, 2008 has not been amended and there can be no assurances that the Company will be able to remain in compliance with such covenants in future periods. Accordingly, the Company has reclassified its debt under the Term Loan Agreement, the Bank Credit Agreement and the Senior Subordinated Notes from non-current to current as of June 30, 2008.

The purchase agreement relating to the Notes contains certain provisions that limit the indebtedness (as defined in the purchase agreement) that the Company can have outstanding with respect to its international greenfield initiatives. Management has recently determined that they believe that such provisions contain ambiguities regarding the calculation of such indebtedness limits, and is engaged in discussions with the holders of the Notes with respect to clarifying those ambiguities, addressing any necessary modifications or amendments thereto, and or obtaining waivers regarding any noncompliance with such covenant. If the Company and the Noteholders are unable to agree upon clarification of the ambiguities or on modifications, amendments or waivers that address the ambiguities in the covenant, then the Company would be in violation of this indebtedness limitation at June 30, 2008 under the terms of the Notes, which would be an event of default and could provide the holders of the Notes the ability to accelerate the payment of the Notes and could allow the lenders under other financing arrangements to discontinue lending to the Company under revolving loan commitments and to declare such debt to which a cross default or cross acceleration provision applies to be immediately due and payable.

The Company continues to be in discussions with the holders of the Notes to clarify the interpretation of the international greenfield indebtedness limitation. While the Company believes that it will be successful in its discussions with those holders to clarify the ambiguities in the agreement, or obtain modifications or amendments to the purchase agreement that are acceptable to the Company and the holders of the Notes that would avoid the acceleration of the borrowings thereunder, there can be no assurances that such clarifications, modifications or amendments can be obtained. If such agreements cannot be obtained and the holders of the Notes were to exercise their rights, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations. Because of the foregoing uncertainties regarding the indebtedness limits and resolution of this issue, the Company has reclassified its debt under the Senior Subordinated Notes and the Bank Credit Agreement from non-current to current as of June 30, 2008. Furthermore, if the Company and the holders of the Notes are unable to agree upon the clarification of the ambiguities, modifications or amendments that address the covenant issues, there may be an effect on the Company’s balance sheet presentation in prior periods, beginning with the quarter ended September 30, 2007. In the event that the Company is successful in its discussions with the holders of the Notes, such amounts may be reclassified from current to non-current in future periods.

Additionally, based on the current expectation that cash requirements of the Company’s operations will continue to exceed the cash generated from such operations in the near term, it is likely that the Company’s average adjusted availability, as defined in the Bank Credit Agreement, will decline below $22.5 million, possibly during the quarter ending September 30, 2008 or thereafter. In the event that the Company’s average adjusted availability were to fall below the $22.5 million level, then the Company would be required to comply with the fixed charge coverage ratio. Further, assuming no modifications or amendments to, or waivers from, such availability requirements, and based on the Company’s financial performance through June 30, 2008 and near-term expectations, the Company would fail to be in compliance with the fixed charge coverage ratio. Such failure, if not cured, could allow the lenders under our financing agreements to discontinue lending, to accelerate the payment of the related debt and could allow lenders under any other debt to which a cross-acceleration provision applies (Bank Credit Agreement, Term Loan Agreement and Senior Subordinated Notes) to declare all borrowings outstanding thereunder to be due and payable.

The Company is currently negotiating certain modifications to various financing arrangements and believes that future external financings will be needed to support its cash requirements in both the near and long-term. There can be no assurances that the Company will be able to obtain modification of its various financing arrangements at times or on terms acceptable to it, if at all. The Company’s current cash flows are not sufficient to service its debt which matures in the next twelve months, nor are they sufficient to finance the successful execution of the Company’s strategy and related implementation of its international initiatives. Therefore the Company will be required to seek financing from external sources.

Any failure by the Company to obtain necessary clarifications, waivers, revisions, amendments or refinancings with respect to the debt agreements for which covenant violations may currently exist or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible to implement the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

Commitments

At December 31, 2007, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $7.4 million. The Company contributed $22.9 million to this plan during fiscal year 2007 and expects to make minimal additional contributions in 2008.

At June 30, 2008, ITG had capital expenditure commitments totaling $4.7 million, $2.2 million of which related to the ITG-PP Joint Venture described above. ITG plans to fund these commitments from a combination of cash provided by operations and borrowings under its Bank Credit Agreement as well as through other external sources of financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

Off-Balance Sheet Arrangements

As of June 30, 2008, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”). Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2008, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under Statement of Financial Accounting Standard (“SFAS”) Nos. 133 and 138 related to its cotton forward purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. Changes in the commodity derivatives’ fair values are recorded in the condensed consolidated statements of operations in cost of goods sold, and in other (income) expense for contracts related to international initiatives that have not begun consumption of cotton in operations. At June 30, 2008, there were no commodity derivative instruments outstanding.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. For the 2008 and 2007 periods, the Company did not designate any of these instruments as hedges under hedge accounting rules; therefore, the changes in fair values of these derivative financial instruments are included in the condensed consolidated statements of operations in other (income) expense for applicable periods presented.

In March 2007, Automotive Safety Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million (approximately $197.0 million at June 30, 2008) and a fixed rate of 4.10% through November 2008. At the same date an interest rate floor agreement was entered into with a notional amount of €125.0 million (approximately $197.0 million at June 30, 2008) and a fixed rate of 3.905% through November 2008. At June 30, 2008, the fair market value of the interest rate derivatives was $0.6 million. Changes in the interest rate derivatives’ fair values are recorded in the condensed consolidated statements of operations in interest expense.

Gains and losses on derivative instruments included a gain of $0.4 million in the three months ended June 30, 2008 and a gain of $2.1 million in the three months ended June 30, 2007. Gains and losses on derivative instruments included a gain of $0.8 million in the six months ended June 30, 2008 and a gain of $1.9 million in the six months ended June 30, 2007.

Contractual Obligations

	Payments Due by Period (in thousands)
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Long term debt including related interest payments	$541,884	$407,657	$60,488	$54,969	$18,770
Capital lease obligations	15,756	3,592	5,986	4,400	1,778
Operating lease obligations	16,097	3,625	6,033	5,372	1,067
Capital purchase obligations (1)	4,696	4,696	—	—	—
Other obligations (2)	69,181	69,181	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet	17,570	1,328	2,153	299	13,790

Total at June 30, 2008	$665,184	$490,079	$74,660	$65,040	$35,405

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on ITG’s balance sheet as of June 30, 2008, as ITG had not yet received the related goods or taken title to the property, plant and equipment. These capital purchase obligations relate primarily to capital equipment for the ITG-PP Joint Venture facility.
(2)	Other obligations include uncertain tax positions of $4.3 million recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” as well as payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of June 30, 2008 these unrecorded obligations primarily included $33.7 million for cotton purchase contracts, $12.5 million for wool purchase contracts and $16.6 million for yarn purchase contracts.

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

Critical Accounting Policies, Assumptions and Estimates

The management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited condensed consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”), and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of June 30, 2008 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those reported in the Company’s Annual Report.

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

Judgments are based on management’s assessment as to the effect that certain estimates, assumptions or future trends or events may have on the financial condition and results of operations reported in the unaudited condensed consolidated financial statements and related notes. It is important that the reader of the unaudited condensed consolidated financial statements and related notes understands that actual results could differ from these estimates, assumptions and judgments.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company expects to adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have an impact on the Company’s consolidated results of operations, financial position or cash flows. ITG is currently assessing the impact that SFAS No. 157 is expected to have on its consolidated results of operations, financial position or cash flows for nonfinancial assets and nonfinancial liabilities.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115” (“SFAS No. 159”), which became effective for the Company on January 1, 2008, provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for ITG as of January 1, 2009, at which time the adoption of SFAS No. 161 will impact the Company’s disclosures about derivative instruments and hedging activities.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”).” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the impact that FSP FAS No. 142-3 is expected to have on its consolidated results of operations, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks for changes in interest rates and foreign currency rates and it has exposure to commodity price risks, including prices of its primary raw materials. ITG, from time to time, utilizes derivative financial instruments to manage changes in commodity prices and interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. ITG does not generally utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which ITG may also have other financial relationships. These counterparties expose ITG to the risk of credit loss in the event of nonperformance. However, ITG does not anticipate nonperformance by the other parties.

Interest Rate Risk

The Company is exposed to interest rate risk through its bank credit agreements, which provide for borrowings at variable interest rates. An interest rate increase would have a negative impact to the extent ITG borrows against the bank credit agreements. The actual impact would be dependent on the level of borrowings actually incurred. As of June 30, 2008, ITG’s total principal amount outstanding under bank credit facilities with variable interest rates was approximately $381.0 million. The Company also has entered into interest rate cap and floor agreements each with notional amounts of €125.0 million (approximately $197.0 million at June 30, 2008). Assuming for illustrative purposes only that the interest rates in effect and the amounts outstanding under these bank credit facilities and interest rate derivatives on June 30, 2008 remain constant, an increase in interest rates of 1.0% would have a negative impact of approximately $3.8 million on interest expense over the next twelve months.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are cotton, worsted wool and synthetic yarns. The prices for these products are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company from time to time enters into commodity forward, futures and option contracts agreements for cotton and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material prices. Cotton is the primary raw material for ITG’s denim fabric. ITG has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. At June 30, 2008, there were no commodity derivative instruments outstanding.

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

The Company’s management, under the supervision and with the participation of its principal executive and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As noted above in Note 3 of the unaudited condensed consolidated financial statements of the Company and elsewhere in this Quarterly Report on Form 10-Q, the Company determined during the course of its evaluation that uncertainty exists as to the proper interpretation of certain provisions in the purchase agreement for its Notes that limit the indebtedness that the Company can have outstanding with respect to its international greenfield initiatives. The Company also determined that it was in violation of the fixed charge coverage ratio under the Term Loan Agreement as of June 30, 2008, for which it has received a waiver dated August 15, 2008. As a result, the Company has reclassified its debt under the Senior Subordinated Notes, the Term Loan Agreement and the Bank Credit Agreement from non-current to current as of June 30, 2008. Based on the information currently available, the Company believes that the foregoing does not indicate a material weakness in internal control over financial reporting. Furthermore, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, following the end of the quarter ended June 30, 2008 and as a result of issues identified above regarding certain covenants contained in the Company’s debt agreements, the Company’s management has revised its internal control over financial reporting to provide for a more thorough ongoing review of the Company’s compliance with its covenants and other obligations under these agreements and to identify potential issues in that regard at an earlier stage in the quarterly review process.

PART II

OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to those risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company has identified the following risks as being material to its business, financial condition or results of operations.

Noncompliance with debt covenants contained in our credit agreements that could adversely affect our ability to borrow under our credit agreements and could, ultimately render a substantial portion of our outstanding indebtedness immediately due and payable.

Certain of the Company’s credit agreements contain certain affirmative and negative financial covenants, of which some adjust automatically in the near future, and which the Company expects will be difficult to comply with based on the Company’s current and expected financial condition and results of operations. A breach of any of these covenants or our inability to comply with any required financial ratios could result in a default under one or more credit agreements, unless we are able to remedy any default within any allotted cure period or obtain the necessary waivers or amendments to the credit agreements. Upon the occurrence of an event of default that is not waived, and subject to any appropriate cure periods, the lenders under the affected credit agreements could elect to exercise any of their available remedies, which may include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to such credit facility when due the lenders could be permitted to proceed against their collateral. The election to exercise any such remedy could have a material adverse effect on our business and financial condition.

Changes in the availability and cost of any potential debt and/or equity financing may impact the Company’s ability to implement its strategic plan.

The Company expects that its cash flows from operations in the near term will not be sufficient to finance the successful execution of the Company’s strategy and the related implementation of its international initiatives. As a result, the Company expects that it will be required to periodically obtain funding from external sources. Depending upon the perceived cost and availability of any proposed funding at the appropriate time, the Company believes that future external funding may come from additional borrowings under its various credit agreements, or the public or private issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. The Company cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The Company’s Bank Credit Agreement contains certain availability and average adjusted availability requirements under that agreement. The Company must maintain availability or average adjusted availability above the predefined levels set out therein, or certain limitations could be placed on the Company and its operations by the lenders thereunder. Without the availability of cash pursuant to the Bank Credit Agreement, the Company believes it will be more difficult to obtain adequate financing to support its liquidity requirements. If we are not able to obtain sufficient cash from our operations or from any of these potential alternative funding sources, our operations, financial condition and liquidity would be materially adversely affected.

The Company’s inability to repay or refinance its substantial debt as it becomes due in the next twelve months.

Our ability to make required payments on our indebtedness depends on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations to make such payments for a variety of reasons, including, but not limited to, continued losses from our on-going businesses, general downturns in the economy, delays in the completion and operation of the international greenfield initiatives, changes in currency exchange rates in countries in which we operate, local laws restricting the movement of cash between our subsidiaries and the other reasons as described elsewhere in this report, including under the heading “Outlook” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we cannot generate sufficient cash to service our debt, or are unable to refinance all or a portion of such debt at times, and or terms, which are acceptable to us, we may have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional capital through alternative sources. Any of these actions may not be able to be affected on commercially reasonable terms, or at all. In addition, our various credit agreements, which contain certain affirmative and negative financial and operating covenants, may restrict us from adopting any one or more of these alternatives. Our inability to repay or refinance our debt maturing during the next twelve months, or the violation of any covenants which may impair, restrict or limit our ability to do so, could have a material adverse effect on our financial condition and results of operations.

Our potential inability to maintain sufficient liquidity to finance operations and make necessary capital expenditures may impact the Company’s ability to pay, when due, our indebtedness.

Our substantial level of indebtedness, combined with a potential downturn in business due to economic or other factors beyond our control, increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal and interest or other amounts due in respect of our indebtedness. Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive conditions by limiting our flexibility to plan for, or to react to, changes in our business. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities. Our ability to fund our operations and capital expenditures will depend on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations for a variety of reasons, including general downturns in the economy, delays in the international greenfield initiatives, changes in currency exchange rates in countries in which we operate, local laws restricting the movement of cash between our subsidiaries and the parent and many other potential reasons.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2008, the Company filed with the SEC and first mailed or furnished to security holders of the Company an Information Statement relating to the previous approval and ratification, by way of written consent, of the Company’s 2008 Equity Incentive Plan (the “Plan”). The written consent approving and ratifying the Plan had been obtained from certain affiliates of Wilbur L. Ross, Jr., the Chairman of the Board of Directors, which, collectively, hold 14,334,154 shares of Common Stock and 8,568,126 shares of Series A Preferred Stock, together representing 87.4% of the total voting power of the Company.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).

10.1	Separation Agreement between Gary L. Smith and the Company, effective as of April 24, 2008.*

10.2	Employment Agreement between Willis C. Moore, III, and the Company, dated May 21, 2008.*

10.3	International Textile Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).*

10.4	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).*

10.5	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).*

31.1	Certification of CEO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Willis C. Moore, III
Executive Vice President and Chief Financial Officer

Date:	August 19, 2008