Form 10-Q
period 2008-09-30
INTERNATIONAL TEXTILE GROUP INC
filed 2008-11-14
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of November 6, 2008 was 17,468,327.

Safe Harbor—Forward-Looking Statements

The discussion in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature, and may relate to predictions, current expectations and future events. Forward-looking statements may include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “likely,” “target,” “project,” “intend,” or similar expressions. Readers are cautioned not to place undue reliance on such forward-looking statements, as they involve significant risks and uncertainties.

Forward-looking statements are inherently predictive and speculative, are not a guarantee of performance and no assurance can be given that any of such statements will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, expected timing of completion of various international greenfield initiatives, expected synergies, expected national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

In addition to changes to the underlying assumptions, important factors that could cause actual results to differ materially from those made or implied by any forward-looking statements include, without limitation:

•

Continued disruptions in the financial markets, which could adversely impact the availability and cost of credit in the markets and could negatively affect the U.S. and the world economies and our business;

•	Changes in the availability and cost of any potential debt and equity financing;

•	The Company’s inability to repay or refinance its substantial debt as it becomes due in the next twelve months and thereafter;

•	Our potential inability to maintain sufficient liquidity to finance operations and make necessary capital expenditures;

•

Our noncompliance with debt and other covenants contained in our credit agreements, which could adversely affect our ability to borrow under our credit agreements and could ultimately render a substantial portion of our outstanding indebtedness immediately due and payable;

•	Changes in competition and competitive practices, from both established entities and new entrants;

•	Changes in the marketplace which may affect supply and demand for the Company’s products;

•	Changes in pricing or availability of our key raw materials, including cotton, wool, nylon, polyester and Nomex, and the inability to pass on any price increases on to customers;

•	Availability and pricing of fuel and certain chemicals;

•	Loss of key customers;

•	Changes in the political and economic conditions in the markets in which the Company, its suppliers or customers operate;

•	Delays and/or costs related to the completion and/or operation of our international greenfield initiatives;

•	Changes in international trade regulations that could impact costs or limit the amount of products that the Company can import or export;

•	Changes in, or new, statutes or government regulations or their interpretations, including those relating to the environment;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities;

•	Changes in tax laws or their interpretations, including pension funding requirements;

•	Nonperformance by, or disputes with, major customers, suppliers, dealers, distributors or other business partners; and

•	Other changes in general economic, financial and business conditions which could affect the Company’s financial condition and results of operations.

Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Forward-looking statements include, but are not limited to, those described under Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, any subsequent Quarterly Report on Form 10-Q and in other filings made from time to time with the SEC by the Company. You are encouraged to carefully review those risk factors for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate.

Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$13,178	$29,417
Accounts receivable, net	147,055	128,657
Sundry notes and receivables	20,639	18,127
Inventories	189,606	198,192
Deferred income taxes	1,473	1,713
Prepaid expenses	7,324	5,731
Other current assets	5,006	8,692

Total current assets	384,281	390,529
Investments in and advances to unconsolidated affiliates	1,743	2,294
Property, plant and equipment, net	487,067	466,102
Intangibles and deferred charges, net	21,278	28,585
Goodwill	37,929	54,405
Deferred income taxes	8,412	6,896
Other assets	3,700	15,110

Total assets	$944,410	$963,921

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of bank debt and other long-term obligations	$293,318	$4,306
Senior subordinated notes	99,155	—
Notes payable to joint venture partners	1,184	—
Short-term borrowings	41,461	24,297
Accounts payable	78,433	72,437
Sundry payables and accrued liabilities	47,066	45,409
Income taxes payable	2,942	5,499
Deferred income taxes	746	1,035

Total current liabilities	564,305	152,983
Bank debt and other long-term obligations, net of current maturities	98,606	348,535
Senior subordinated notes	—	88,623
Unsecured subordinated notes - related party	28,925	25,363
Notes payable to joint venture partners	3,220	4,300
Deferred income taxes	9,174	11,484
Other liabilities	16,428	15,852

Total liabilities	720,658	647,140
Minority interests	13,286	20,289
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 9,076,443 and 8,577,440 shares issued and outstanding, aggregate liquidation value of $226,911 and $214,436, at September 30, 2008 and December 31, 2007, respectively)	226,911	214,436
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 and 17,469,333 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	175	175
Capital in excess of par value	118,990	130,360
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(151,443)	(64,770)
Accumulated other comprehensive income, net of taxes	16,244	16,702

Total stockholders’ equity	210,466	296,492

Total liabilities and stockholders’ equity	$944,410	$963,921

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net sales	$251,418	$252,520	$794,481	$769,120
Cost of goods sold	253,102	235,589	763,041	701,567

Gross profit (loss)	(1,684)	16,931	31,440	67,553

Selling and administrative expenses	27,969	24,622	84,989	75,152
Expenses associated with corporate realignment	524	—	7,138	—
Expenses associated with certain share transactions	—	549	—	4,764
Other operating loss (income) - net	4,251	(208)	(23,276)	(3,294)
Provision for restructuring	767	3,916	1,862	9,901
Goodwill and other impairment charges	16,317	—	16,317	200

Loss from operations	(51,512)	(11,948)	(55,590)	(19,170)

Other income (expense):
Interest income	397	512	1,054	1,302
Interest expense	(16,382)	(9,738)	(43,126)	(22,472)
Other income (expense)	(3,342)	2,755	684	5,310

	(19,327)	(6,471)	(41,388)	(15,860)

Loss from continuing operations before income taxes, equity in income of unconsolidated affiliates and minority interest	(70,839)	(18,419)	(96,978)	(35,030)
Income tax (expense) benefit	4,045	264	2,283	(4,851)
Equity in income of unconsolidated affiliates	235	56	274	55
Minority interest in losses of consolidated subsidiaries	3,811	1,588	7,748	2,952

Loss from continuing operations	(62,748)	(16,511)	(86,673)	(36,874)
Discontinued operations:
Income (loss) from operations (net of income taxes)	—	288	—	(4,930)
Gain on disposals (net of income taxes)	—	42	—	1,274

Income (loss) from discontinued operations	—	330	—	(3,656)

Net loss	$(62,748)	$(16,181)	$(86,673)	$(40,530)

Net loss	$(62,748)	$(16,181)	$(86,673)	$(40,530)
Accrued preferred stock dividend	(4,267)	(3,957)	(12,475)	(8,535)
Accretion of preferred stock discount	—	(1,569)	—	(3,660)

Net loss applicable to common stock	$(67,015)	$(21,707)	$(99,148)	$(52,725)

Net loss per common share, basic:
Loss from continuing operations	$(3.86)	$(1.28)	$(5.72)	$(2.84)
Income (loss) from discontinued operations	—	0.02	—	(0.21)

	$(3.86)	$(1.26)	$(5.72)	$(3.05)

Net loss per common share, diluted:
Loss from continuing operations	$(3.86)	$(1.28)	$(5.72)	$(2.84)
Income (loss) from discontinued operations	—	0.02	—	(0.21)

	$(3.86)	$(1.26)	$(5.72)	$(3.05)

Weighted average number of shares outstanding, basic	17,352	17,260	17,344	17,258
Weighted average number of shares outstanding, diluted	17,352	17,260	17,344	17,258

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
OPERATIONS
Net loss	$(86,673)	$(40,530)
Adjustments to reconcile net loss to cash used in operations:
Non-cash provision for restructuring and impairment	16,317	340
Provision for bad debts	532	1,178
Depreciation and amortization of fixed assets	32,277	23,803
Amortization of intangibles and deferred financing costs	7,086	5,070
Amortization of stock-based compensation	997	1,005
Deferred income taxes	(3,507)	955
Equity in income of unconsolidated affiliates	(274)	(55)
Minority interest in losses of consolidated subsidiaries	(7,748)	(2,952)
Unrealized non-cash loss on inventory purchase commitments	4,198	—
Gain on sale of assets	(24,275)	(2,816)
Write-off of deferred financing fees	186	—
Noncash interest expense	14,585	5,260
Foreign currency exchange losses	2,422	767
Contributions to pension plan	(300)	(19,900)
Payment of interest on payment-in-kind notes	(2,000)	—
Change in operating assets and liabilities:
Accounts receivable	(15,505)	(34,558)
Inventories	8,548	(2,782)
Other current assets	(1,408)	(4,196)
Accounts payable and accrued liabilities	5,219	8,016
Income taxes payable	(4,568)	(922)
Other	2,735	(1,004)

Net cash used in operating activities	(51,156)	(63,321)

INVESTING
Capital expenditures	(46,439)	(125,565)
Proceeds from sale of property, plant and equipment	3,455	4,430
Proceeds from sale of other assets	24,437	1,858

Net cash used in investing activities	(18,547)	(119,277)

FINANCING
Proceeds from issuance of senior subordinated notes	—	80,000
Proceeds from issuance of term loans	23,888	15,278
Repayment of term loans	(767)	(1,033)
Net borrowings under revolver loans	19,444	2,778
Proceeds from short-term borrowings	12,391	15,301
Payment of financing fees	—	(4,510)
Repayment of capital lease obligations	(1,906)	(7,837)
Increase (decrease) in checks issued in excess of deposits	(674)	(502)
Proceeds from issuance of preferred stock	—	50,000
Capital contributions/loans from minority shareholders	2,280	10,074

Net cash provided by financing activities	54,656	159,549

Effect of exchange rate changes on cash and cash equivalents	(1,192)	2,378

Net change in cash and cash equivalents	(16,239)	(20,671)
Cash and cash equivalents at beginning of period	29,417	61,921

Cash and cash equivalents at end of period	$13,178	$41,250

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$3,298	$8,064
Cash payments for interest	$28,044	$14,496
Noncash investing and financing activities:
Issuance of preferred stock for acquisition of businesses	$—	$83,876
Exchange of unsecured subordinated notes for preferred stock	$—	$67,992
Additions to property, plant and equipment using deposits or trade credits	$10,660	$940
Noncash interest capitalized to property, plant and equipment	$2,420	$—
Capital lease obligations incurred to acquire assets	$574	$10,174

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

The unaudited condensed consolidated financial statements included herein have been prepared by International Textile Group, Inc. and its subsidiaries pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Therefore, the results of any interim periods, including those presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

The Company’s unaudited condensed consolidated financial statements included herein are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operating activities, and has a significant amount of outstanding debt, which is scheduled to mature at various times in 2009, which raises substantial doubt about the Company’s ability to continue as a going concern. As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon (i) its ability to refinance its existing debt maturing at various times during 2009, (ii) remain in compliance with the covenant requirements of our existing debt, (iii) obtain additional equity contributions or debt financing, (iv) reduce expenditures and attain further operating efficiencies, and, (v) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment as well as the Company’s financial performance year-to-date, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to us, or that we will be able to achieve profitable operations and positive cash flows. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Significant Accounting Policies

As of September 30, 2008, there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Segment Information

Beginning in the quarter ended June 30, 2008, the Company reports its financial results in three reportable segments: automotive safety, bottom-weight woven apparel fabrics, and all other. The reporting of the Company’s operations in three reportable segments, as recast, is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). As previously disclosed, the Company ceases to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first become operational. During the quarter ended June 30, 2008, operations at the various facilities underlying the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the unaudited condensed consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the unaudited condensed consolidated statements of operations included in this report, and appear primarily in the bottom-weight woven apparel fabrics segment. Beginning in the fourth quarter of 2007, the Company’s narrow fabrics business first met the criteria to be presented as a separate reportable segment under GAAP. However, beginning in the quarter ended March 31, 2008, the narrow fabrics business no longer met the criteria required to be presented as a separate reportable segment; therefore, the results of that business have been included in the all other segment for all periods presented in this report. See Note 9 for a further segment discussion.

Reclassifications

Certain amounts presented in the unaudited condensed consolidated financial statements in the prior periods have been reclassified to conform to the current period presentation.

Business Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers.

The customer base within the Company’s automotive safety segment is highly concentrated, and this segment relies on key contractual relationships with several large Tier 1 suppliers. The most significant customers of this segment, in alphabetical order, are Autoliv, Inc., Key Safety Systems, Inc., and TRW Automotive Holdings Corp. (“TRW”). The loss of any key customer, its direction to a significant number of its contractors to purchase fabric from a producer other than the Company or a material slowdown in the business of one of the key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. Two customers, Autoliv, Inc. and TRW, each accounted for 10% or more of the Company’s net sales in 2007.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities. To allow the time to consider the effects of the implementation issues that have arisen, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the Company has not yet adopted SFAS No. 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis. The Company expects to adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. In October 2008, FASB issued FSP FAS No. 157-3, “Determination of the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have an impact on the Company’s consolidated results of operations, financial position or cash flows. ITG is currently assessing the impact that the adoption of SFAS No. 157 is expected to have on its consolidated results of operations, financial condition or cash flows for nonfinancial assets and nonfinancial liabilities.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which became effective for the Company on January 1, 2008, provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. The Company has elected to not report such selected financial assets and financial liabilities at fair value and therefore the adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). This accounting will be required when SFAS 141(R) becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141(R). The Company has $37.9 million of goodwill at September 30, 2008 related to previous business combinations. The Company has not determined what effect, if any, SFAS 141(R) will have on the results of its impairment testing subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, at which time any balance in “minority interest” will be reclassified and presented as “noncontrolling interest” within stockholders’ equity on the Company’s consolidated balance sheet. The adoption of this statement is not expected to have a material effect on the Company’s financial condition or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s results of operations, financial condition and equity.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amended the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008, at which time the adoption of FSP 142-3 will impact the Company’s disclosures about the Company’s intent and/or ability to renew or extend the term of recognized intangible assets and the treatment of related costs incurred to renew or extend such terms. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date.

Note 2 Inventories

The major classes of inventories were as follows (in thousands):

	September 30, 2008	December 31, 2007
Inventories at FIFO:
Raw materials	$36,794	$42,673
Stock in process	51,035	52,739
Produced goods	94,341	97,873
Dyes, chemicals and supplies	20,211	15,874

	202,381	209,159
Excess of FIFO over LIFO	(12,775)	(10,967)

Total	$189,606	$198,192

Note 3 Goodwill and Other Intangible Assets, Net

Goodwill at September 30, 2008 was comprised of automotive safety segment ($35.2 million) and its commission finishing business in the all other segment ($2.7 million). Goodwill and other intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company had previously chosen the last day of the third quarter of its fiscal year as the date to perform its annual goodwill impairment test. With respect to finite-lived intangible assets, the Company reviews the estimated useful lives of such intangible assets at the end of each reporting period. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life.

The Company’s review of the recoverability of goodwill and other indefinite-lived intangibles was performed as of September 30, 2008. Consistent with historical practices, the estimation of the fair value of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative because the Company does not have an active trading market for its equity or debt. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS No. 142. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which has led to recently announced planned production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment experienced decreased operating results and cash flows in the quarter ended September 30, 2008, greater than those previously anticipated in 2008 operating forecasts, and such decreases are estimated to continue for the remainder of fiscal 2008 and into fiscal 2009.

Based on the results of the review, it was determined that the fair value of the goodwill assigned to the automotive safety reporting unit was less than the carrying value on the consolidated balance sheet, and accordingly the Company recognized a pre-tax impairment charge of $16.0 million, which is reflected in “Goodwill and other impairment charges” in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008. Such charge has no effect on the Company’s cash flows or liquidity. Additionally, it was determined that there was no impairment of the goodwill assigned to the commission finishing reporting unit or any impairment to the finite-lived intangible assets as of September 30, 2008.

The following table reflects the change in the carrying amount of goodwill at September 30, 2008 (in thousands):

Balance at December 31, 2007	$54,405
Impairment charge	(15,979)
Foreign currency translation adjustments	(497)

Balance at September 30, 2008	$37,929

Further, the Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Further deterioration in global economic conditions, and / or additional changes in assumptions or circumstances could result in additional impairment charges in goodwill or other indefinite-lived intangibles and finite-lived intangibles in future periods in which the change occurs. The Company will continue to monitor the economic situations that could impact the fair value of goodwill and / or other indefinite-lived intangibles and finite-lived intangibles. Additionally, any further decline in economic conditions, absent a recovery in 2009, could result in impairment charges with respect to the Company’s long-lived assets such as property, plant and equipment. Factors that could cause impairment include, but are not limited to, continued reduced or further reduction in demand for automotive safety segment products as a result of the weakening U.S. and European economies and the heightened state of deterioration on automobile sales, increased competition for the Company’s products, including from countries with lower production costs or foreign imports at lower prices, consolidation of competitors within certain of the Company’s industry sectors, increased vertical integration or internal production among the Company’s customers, high raw material costs, the loss of any key customer, and changes in future government regulation and government spending that could impair the Company’s commission finishing business.

Note 4 Long-Term Debt

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Revolving loans:
ITG, Inc.	$73,281	$58,654
ITG Automotive Safety Holdings LLC	11,600	11,100
ITG Automotive Safety Textiles Acquisition GmbH	4,334	—
Term loans:
Burlington Morelos S.A. de C.V.	10,479	11,229
ITG Automotive Safety Textiles Acquisition GmbH	175,605	177,520
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	11,878	11,390
ITG-Phong Phu Joint Venture	21,897	10,754
Cone Denim de Nicaragua	37,000	25,000

Senior subordinated notes	99,155	88,623
Unsecured subordinated notes - related party	28,925	25,363
Capitalized lease obligations	10,883	12,210
Other notes payable	4,429	4,342

	524,408	471,127
Less: current portion of long-term debt	(393,657)	(4,306)

Total long-term portion of debt	$130,751	$466,821

Revolving and term loans

On December 29, 2006, the Company and certain of its subsidiaries entered into a credit agreement with General Electric Capital Corporation and certain other signatories thereto (as amended, the “Bank Credit Agreement”). Also on December 29, 2006, the Company’s wholly owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a term loan agreement (the “Term Loan Agreement”) with General Electric Capital Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009.

Prior to October 1, 2008, the Bank Credit Agreement provided for a revolving credit facility, including a letter of credit sub-facility, in the aggregate amount of up to $165.0 million (the “Revolving Credit Facility”). On October 1, 2008, the Revolving Credit Facility was amended such that the aggregate revolving loan commitment amount was reduced to $129.0 million. Also as of October 1, 2008, the interest rate margin applicable to loans made under the Revolving Credit Facility was increased to 2.75% in excess of the LIBOR rate or 1.75% in excess of the prime rate, as selected by the Company. This amendment also modified certain provisions of the borrowing base to increase the maximum amount of insured eligible accounts receivable that are permitted and provided for certain modifications to the Revolving Credit Facility as they relate to the Company’s availability and average adjusted availability requirements thereunder (each as defined in the Revolving Credit Facility). The amendment reduced the availability level at which the Company first becomes required to comply with a fixed charge coverage ratio. The amendment also reduced the average availability that is required prior to making certain inter-company loans and investments.

The Bank Credit Agreement contains a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. The Revolving Credit Facility requires the payment of a commitment fee of either 0.25% or 0.375% per year, depending on amounts borrowed, payable monthly.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than ITG Automotive Safety Holdings LLC (f/k/a BST US Holdings LLC, “Automotive Safety Holdings”) and its U.S. subsidiaries) and a pledge by the Company of the stock of certain foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V. At September 30, 2008, there was $73.3 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 4.8% and $10.5 million outstanding under the Term Loan Agreement at a weighted average interest rate of 8.5%.

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

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including restricting the Company’s ability to operate its business in the ordinary course. At September 30, 2008, the Company had approximately $21.0 million of availability and $26.4 million of average adjusted availability, and at such levels there are no meaningful restrictions on the Company nor are there any covenant requirements. The following describes the actions that may be taken by the lenders under the Bank Credit Agreement at certain average adjusted availability or availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives.

•

If average adjusted availability is less than $17.5 million or if availability is less than $12.5 million, the Company would be required to maintain a fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at September 30, 2008. However, if the Company was required to calculate the ratio, the Company would not be in compliance based on its financial results through September 30, 2008. Such non-compliance would be an event of default under the Bank Credit Agreement.

•

If availability and/or average adjusted availability were to fall below certain predefined levels, certain funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, could be requested by the lenders under the Bank Credit Agreement to make either a cash capital contribution or a subordinated loan to the Company in specified amounts not to exceed $15.0 million.

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

•

In an event of default, the lenders under the Bank Credit Agreement may terminate the commitment to make loans or issue letters of credit and declare all loans outstanding, interest accrued but unpaid and all other amounts due under the loan to be immediately due and payable. Further, the lenders may take direct control over the Company’s depository bank accounts.

As of November 12, 2008, the Company had approximately $20.0 million of availability and $18.7 million of average adjusted availability under the Bank Credit Agreement, and at such levels the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. Additionally, absent a cash infusion from certain funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board or from other parties, in the form of a capital contribution or a subordinated loan, it is likely that the average adjusted availability could fall below the $17.5 million level by December 31, 2008, or shortly thereafter, subjecting the Company to compliance with the fixed charge coverage ratio in the Bank Credit Agreement. Based on the financial results through September 30, 2008, the Company would not be able to comply with such covenant requirement. Such non-compliance would be an event of default under the Bank Credit Agreement. In the event of default, the lenders may terminate the commitment to make loans or issue letters of credit and declare all loans outstanding, interest accrued and unpaid and all other amounts due under the loan to be immediately due and payable and could allow lenders under other financing arrangements to declare any debt to which a cross default or cross acceleration provision applies (Term Loan Agreement and Senior Subordinated Notes) to be immediately due and payable. If there was an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights to declare all amounts due and payable, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations.

The Term Loan Agreement contains certain covenants customary for financings of this type, including a fixed charge coverage ratio (as defined in the Term Loan Agreement) that is required to not be less than 1.05:1.0, at any time. At September 30, 2008, the Company was in compliance with all Term Loan Agreement covenants. However, if the fixed charge coverage ratio is not met, such violation, if not waived or amended, would be an event of default and would allow lenders under the Company’s various financing agreements to discontinue lending to the Company, to accelerate the payment of the related debt, as well as any other debt to which a cross default or cross acceleration provision applies (Term Loan Agreement, Bank Credit Agreement and Notes (as defined below)) and to declare all borrowings outstanding thereunder to be immediately due and payable. There can be no assurances that the Company will be able to remain in compliance with this fixed charge coverage ratio, or other ratios or covenants, in future periods.

Automotive Safety Holdings is a party to a credit facility, as amended (the “Automotive Safety Facility”), consisting of a €19.8 million (approximately $29.0 million at September 30, 2008) revolving credit facility (the “Automotive Safety Revolver”), a €98 million (approximately $142.0 million at September 30, 2008) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. At September 30, 2008, approximately $16.0 million was outstanding under the revolving credit facility leaving approximately $13.0 million of additional borrowings available under this facility. The Automotive Safety Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage, a debt coverage ratio and a fixed charge coverage ratio which are calculated quarterly, and restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments, all as defined or described in the Automotive Safety Facility. At September 30, 2008, the Company was in compliance with such debt covenants and other requirements. At such dates, the interest coverage of 2.17x exceeded the required minimum 2.05x; the debt coverage of 4.19x was below the maximum allowed required 4.60x; and the fixed charge coverage of 1.47x exceeded the required minimum 0.90x. The covenant requirements become more burdensome in future periods, with, among other things, a more restrictive debt coverage ratio adjusting to a level requiring that such ratio be less than or equal to 4.45x and 3.60x as of December 31, 2008 and March 31, 2009, respectively. Due to the tightening of the covenant requirements at the end of December 2008 and March 2009, and the expectation of reduced operating income in such future periods largely attributable to the global financial crisis and the announced planned production cuts and capacity reductions in the automotive industry, it is likely that the Company could violate certain of the required covenants in such future periods. The Automotive Safety Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the Automotive Safety Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. Borrowings under the Automotive Safety Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR, plus an applicable margin.

On April 15, 2008, the Company completed the previously announced corporate realignment of certain of its operating entities (the “Realignment”) that resulted in the consolidation of the Company’s automotive safety businesses into a single operating group and related modifications to its various financing agreements. Pursuant to the Realignment, the automotive safety segment’s operating entities whose assets were pledged under the Bank Credit Agreement were exchanged for the equity interests in Narricot Industries, LLC (“Narricot”) together with a $70.0 million note payable by Automotive Safety Holdings to the Company (the “Intra-company Note”).

In addition, on April 15, 2008, Automotive Safety Holdings amended and restated the agreement relating to the Automotive Safety Facility (the “Amended Automotive Safety Facility Agreement”). Pursuant to the Amended Automotive Safety Facility Agreement, the margins on the Automotive Safety Revolver, the First Lien Term Loan and the Second Lien Term Loan thereunder were increased to 5.5%, 5.5% and 14.0%, respectively, after April 15, 2008, and the aggregate commitment under the Automotive Safety Revolver was set at €19.8 million (approximately $29.0 million at September 30, 2008). The 14.0% margin consists of a cash portion of 9.0% and a noncash payable in-kind portion of 5.0%, with the payable in-kind interest compounded semi-annually. In addition, the Amended Automotive Safety Facility Agreement contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively. At September 30, 2008, there was $11.6 million in U.S. dollar loans at an interest rate of 8.3% and $4.3 million in Euro loans at an interest rate of 10.0% outstanding under the Automotive Safety Revolver, €98.0 million (approximately $142.0 million at September 30, 2008) outstanding under the First Lien Term Loan at an interest rate of 10.7%, and $33.3 million outstanding under the Second Lien Term Loan at an interest rate of 17.1%.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 4.2% at September 30, 2008. One-third of the total term loan amount outstanding is required to be repaid in each of June 2009, June 2010 and June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $29.5 million at September 30, 2008.

The shareholders of the Cone Denim (Jiaxing) Limited joint venture have advanced non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the unaudited condensed consolidated balance sheet line “Note payable to joint venture partners.” Also included in this balance sheet line item are three loans payable to the Company’s automotive safety segment joint venture partner in China, which total to $1.5 million. These loans are due in 2010 and 2011 and incur interest at an annual rate of 10.0%.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained financing from China Construction Bank. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange changes. At September 30, 2008, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2008, outstanding borrowings under this facility were $11.9 million with a weighted average interest rate of 6.4%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. On June 11, 2008, the State Bank of Vietnam raised the base rate to 14% for Vietnamese Dong (“VND”) borrowings. In response, most large commercial banks raised the VND borrowing rate to 21%. In response to inflation in Vietnam that currently approximates 26% annually, the Vietnam central bank has raised interest rates three times in 2008. ITG-PP Joint Venture has both VND and U.S. dollar based loans and, as such, is currently paying interest rates ranging from 8% to 21%. At September 30, 2008, $21.9 million was outstanding under this facility with a weighted average interest rate of 9.9%; however, future re-pricings of maturing tranches are expected to incur higher rates. Subsequent to September 30, 2008, ITG-PP Joint Venture did not make a scheduled interest payment to Techcombank in the amount of approximately $0.2 million. The Company, due to limitations on its ability to make loans to and/or investments in its international subsidiaries, has not made this payment, and is working with its joint venture partner to develop an acceptable solution to satisfy this obligation and avoid an event of default under the loan with Techcombank. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, Cone Denim de Nicaragua, S.A. (“CDN”) entered into a term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua. The loan amounts are being used to finance a denim manufacturing plant being built by CDN outside of Managua, Nicaragua. The amount of the financing totals $37.0 million and is for a term of seven years. Loans are to be repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time if and when CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement. At September 30, 2008, $37.0 million was outstanding under this facility with an interest rate of 6.8%. The term loan is non-recourse to the Company, but is secured by certain assets of CDN.

Senior subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”). The Notes bear interest at a rate of 18% per annum, subject to periodic increases if the Company has not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before December 6, 2008. The Company does not expect to complete a Qualified Issuance by this deadline. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. At September 30, 2008, $99.2 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. Also, there are minimum EBITDA (as defined in the purchase agreement relating to the Notes) requirements for the automotive safety segment and, beginning December 31, 2008, there are additional leverage ratio requirements, including the debt coverage ratios, as defined in the Company’s Automotive Safety Facility of 4.45x and 3.60x as of December 31, 2008 and March 31, 2009, respectively. Due to the expectation of reduced operating income in such future periods, largely attributable to the global financial crisis and the planned production cuts and capacity reductions in the automotive industry, it is likely that the Company could violate certain of the required covenants in such future periods. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of Automotive Safety Holdings and the Intra-company Note. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

The purchase agreement relating to the Notes contains certain provisions that limit the indebtedness (as defined in the purchase agreement relating to the Notes) that the Company can have outstanding with respect to its international greenfield initiatives. The Company and the holders of the Notes have reached an agreement in principle to resolve any disputes relating to such limitation and are currently negotiating the documentation for such agreement. While the Company believes it will be successful in implementing the necessary modifications to the purchase agreement, the written agreement has not been finalized and executed by the parties. If the Company and the Noteholders are unable to reach a definitive agreement that addresses this potential covenant issue, then the Company could be deemed to have been in violation of this indebtedness limitation at September 30, 2008 under the terms of the Notes, which would be an event of default and could provide the holders of the Notes the right to accelerate the payment of the Notes and could allow the lenders under the Company’s other financing arrangements to discontinue lending to the Company under revolving loan commitments and to declare any debt to which a cross default or cross acceleration provision applies (Bank Credit Agreement and Term Loan Agreement) to be immediately due and payable. If such agreement is not obtained and the holders of the Notes were entitled to exercise their rights to declare a default and accelerate the payment of amounts due under the Company’s debt agreements, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations.

Unsecured subordinated notes—related party

As of September 30, 2008, the Company had borrowed a total of $25.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, pursuant to three unsecured subordinated notes each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At September 30, 2008, $28.9 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Covenant Compliance

At September 30, 2008, the Company was in compliance with the covenants imposed by its principal credit facilities, with the possible exception of an international greenfield indebtedness limitation contained in the purchase agreement related to the Notes, as discussed above. The Company and the holders of the Notes have reached an agreement in principle to resolve any disputes relating to such limitation and are currently negotiating the documentation for such agreement. While the Company believes it will be successful in implementing modifications to the purchase agreement that are acceptable to the Company and the holders of the Notes, the written agreement has not been finalized and executed by the parties. If the Company and the Noteholders are unable to reach a definitive agreement that addresses this potential covenant issue, then the Company could be deemed to have been in violation of this indebtedness limitation at September 30, 2008 under the terms of the Notes, which would be an event of default and could provide the holders of the Notes the right to accelerate the payment of the Notes and could allow the lenders under the Company’s other financing arrangements to discontinue lending to the Company under revolving loan commitments and to declare any debt to which a cross default or cross acceleration provision applies (Bank Credit Agreement and Term Loan Agreement) to be immediately due and payable. If such agreement is not obtained and the holders of the Notes, and certain other lenders, were entitled to exercise their rights to declare a default and accelerate the payment of amounts due under the Company’s debt agreements, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations.

Based on the current expectation that cash requirements of the Company’s operations will continue to exceed the cash generated from such operations in the near term, the Company could be in default on certain covenants in various financing agreements, as discussed above, imposed by its principal credit facilities within the three months ending December 31, 2008 or thereafter. Such failure(s), if not cured, could allow the lenders under our financing agreements to discontinue lending, to accelerate the payment of the related debt and to declare all borrowings outstanding thereunder to be due and payable. Additionally, such defaults, if any, could allow lenders under any other debt to which a cross default or cross acceleration provision applies to declare such borrowings outstanding thereunder to be due and payable. Because of the foregoing uncertainties regarding the Note indebtedness limits and the potential default on covenants within the three months ending December 31, 2008 or thereafter, the Company has continued to classify its debt under the Notes, the Bank Credit Agreement and the Term Loan Agreement as current as of September 30, 2008.

The Company continues to negotiate certain modifications to various financing arrangements and believes that future external financings will be needed to support its cash requirements in both the near and long-term. There can be no assurances that the Company will be able to obtain modification of its various financing arrangements at times or on terms acceptable to it, if at all. The Company’s current cash flows are not sufficient to service its debt which matures in the next twelve months, nor are they sufficient to finance the successful execution of the Company’s strategy and related implementation of its international initiatives. Therefore, the Company will be required to seek financing from external sources. There can be no assurances that the Company will be able to obtain any necessary funding.

Any failure by the Company to obtain necessary clarifications, waivers, revisions, amendments or refinancings with respect to the debt agreements for which covenant violations may currently exist or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2008, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2008 or December 31, 2007.

Note 5 Stockholders’ Equity

The components of stockholders’ equity were as follows (in thousands):

	Preferred stock	Common stock	Capital in excess of par value	Treasury stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
Balance at December 31, 2007	$214,436	$175	$130,360	$(411)	$(64,770)	$16,702	$296,492
Comprehensive loss for the nine months ended September 30, 2008:
Net loss	—	—	—	—	(86,673)	—	(86,673)
Foreign currency translation adjustments	—	—	—	—	—	(458)	(458)

Net comprehensive loss	—	—	—	—	—	—	(87,131)
Release of shares from escrow account	—	—	108	—	—	—	108
Amortization of unearned compensation	—	—	997	—	—	—	997
Preferred stock dividends	12,475	—	(12,475)	—	—	—	—

Balance at September 30, 2008	$226,911	$175	$118,990	$(411)	$(151,443)	$16,244	$210,466

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), of which 9,076,443 shares of Preferred Stock were issued and outstanding at September 30, 2008 (8,577,440 shares issued and outstanding at December 31, 2007). The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	September 30, 2008	December 31, 2007
Foreign currency translation adjustments	$16,634	$17,092
Pension plans	(53)	(53)
Postretirement benefit plans	(337)	(337)

Total	$16,244	$16,702

Note 6 Reconciliation to Diluted Earnings per Share (in thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Loss from continuing operations applicable to common shareholders	$(67,015)	$(22,037)	$(99,148)	$(49,069)
Effect of dilutive securities:
None	—	—	—	—

Numerator for diluted earnings per share	$(67,015)	$(22,037)	$(99,148)	$(49,069)

Weighted-average number of common shares used in basic earnings per share	17,352	17,260	17,344	17,258
Effect of dilutive securities:
None	—	—	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,352	17,260	17,344	17,258

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

Based on the number of shares of Preferred Stock outstanding as of September 30, 2008 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be convertible at the option of the holders thereof into 23,578,784 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Convertible preferred stock	23,579	21,863	23,140	18,586
Nonvested restricted common stock	—	—	—	17
Stock options	—	—	—	9

	23,579	21,863	23,140	18,612

Note 7 Derivative Instruments

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under SFAS Nos. 133 and 138 related to its cotton forward purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. Changes in the commodity derivatives’ fair values are recorded in the unaudited condensed consolidated statements of operations in cost of goods sold, and in other (income) expense in 2007 for contracts related to international greenfield initiatives that had not begun the consumption of cotton in operations. At September 30, 2008, there were no commodity derivative instruments outstanding.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented; therefore, the changes in fair values of these derivative financial instruments are included in the unaudited condensed consolidated statements of operations in other (income) expense for the applicable periods presented.

In March 2007, Automotive Safety Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million (approximately $181.0 million at September 30, 2008) and a fixed rate of 4.10% through November 2008. At the same date an interest rate floor agreement was entered into with a notional amount of €125.0 million (approximately $181.0 million at September 30, 2008) and a fixed rate of 3.905% through November 2008. At September 30, 2008, the fair market value of these interest rate derivatives was $0.1 million. These cap and floor agreements expired on November 2, 2008 and, on November 4, 2008, the Company entered into a new interest rate cap agreement with a notional amount of €63.0 million (approximately $81.0 million at November 4, 2008). Changes in the interest rate derivatives’ fair values are recorded in the unaudited condensed consolidated statements of operations in interest expense.

Gains and losses on derivative instruments included a loss of $0.5 million in the three months ended September 30, 2008 and a loss of $0.4 million in the three months ended September 30, 2007. Gains and losses on derivative instruments included a gain of $0.4 million in the nine months ended September 30, 2008 and a gain of $1.6 million in the nine months ended September 30, 2007.

Note 8 Commitments and Contingencies

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

As of September 30, 2008, the Company had capital expenditure commitments not reflected as liabilities on the balance sheet of $1.4 million related to the ITG-PP Joint Venture complex. In addition, at September 30, 2008 the Company had other commitments for capital expenditures of $1.8 million. These commitments were not reflected as liabilities on the balance sheet because the Company had not received the related goods or taken title to the assets. As of September 30, 2008, the Company had commitments for the funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $0.1 million and, with respect to the China joint venture agreement, the intention, but not an obligation, to fund its share of this joint venture through possible loans or capital contributions of up to $1.9 million.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments amounting to approximately $67.7 million at September 30, 2008 are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. At June 30, 2008, such firm purchase commitments reflected a net unrealized gain as the purchase costs were lower than the market prices. However, during the latter part of the quarter ended September 30, 2008, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. Accordingly, at September 30, 2008, market prices of cotton and wool were lower than the prices at which the Company was committed to purchase such commodity raw materials in the future under its firm purchase commitments contracts. In accordance with GAAP, the Company has accrued an unrealized net loss on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such unrealized loss measured as of September 30, 2008 and recognized in the quarter then ended amounted to $4.2 million and is included in “Other operating loss (income)–net” in the accompanying unaudited condensed consolidated statements of operations. The downward pricing trend has continued since September 30, 2008 and accordingly the Company could again be required to record an additional loss on its firm purchase commitment contracts in subsequent periods. Based on the market prices for wool and cotton at November 11, 2008, the unrealized net loss on the firm purchase commitments outstanding as of September 30, 2008 would approximate $11.9 million. If cotton and wool prices increase in future periods, the Company would not reverse the unrealized loss recorded against its firm purchase commitments under GAAP.

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

Note 9 Segment and Other Information

Beginning in the quarter ended June 30, 2008, the Company reports its financial results in three reportable segments: automotive safety, bottom-weight woven apparel fabrics, and all other. The reporting of the Company’s operations in three reportable segments, as recast, is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). As previously disclosed, the Company ceases to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first become operational. During the quarter ended June 30, 2008, operations at the various facilities underlying the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the unaudited condensed consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the unaudited condensed consolidated statements of operations in this report, and appear primarily in the bottom-weight woven apparel fabrics segment. Beginning in the fourth quarter of 2007, the Company’s narrow fabrics business first met the criteria to be presented as a separate reportable segment under GAAP. However, beginning in the quarter ended March 31, 2008, the narrow fabrics business no longer met the criteria required to be presented as a separate reportable segment; therefore, the results of that business have been included in the all other segment for all periods presented in this report. Additionally, prior to 2008, separate discreet financial information for the Company’s technical fabrics business was not available (except for Net Sales) and its results are included in the automotive safety segment in 2007. Beginning in the quarter ended March 31, 2008, results of the technical fabrics business have been captured and are included in the all other segment.

The automotive safety segment consists of airbag fabrics, curtains and cushions used in the automotive industry. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform fabrics, including woven worsteds, wool blend and printed cotton fabrics, primarily for both dress and battle fatigue U.S. military uniforms; narrow fabrics for seat belts and military and technical uses; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; transportation services; and other miscellaneous items.

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below. The Company evaluates performance and allocates resources based on profit or loss before interest, other operating income, restructuring and impairment charges, expenses associated with certain share transactions and corporate realignment, certain unallocated corporate expenses, other non-operating income (loss) and income taxes. Intersegment sales and transfers are recorded at cost plus or at arms’ length prices when required by certain transfer pricing rules. Intersegment net sales for the three months ended September 30, 2008 and September 30, 2007 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $1.5 million and $1.8 million, respectively. Intersegment net sales for the nine months ended September 30, 2008 and September 30, 2007 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $6.2 million and $7.6 million, respectively.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
		(As Recast)		(As Recast)
Net Sales:
Automotive Safety	$96,037	$109,787	$336,438	$337,805
Bottom-weight Woven Apparel Fabrics	106,782	101,210	305,570	315,669
All Other	50,143	43,344	158,653	123,212

	252,962	254,341	800,661	776,686
Intersegment sales	(1,544)	(1,821)	(6,180)	(7,566)

	$251,418	$252,520	$794,481	$769,120

Loss From Continuing Operations Before Income Taxes, Equity in Income (Losses) of Unconsolidated Affiliates and Minority Interest:
Automotive Safety	$(1,355)	$4,375	$9,832	$17,718
Bottom-weight Woven Apparel Fabrics	(17,658)	(2,920)	(40,203)	434
All Other	(5,838)	(3,541)	(7,771)	(7,567)

Total reportable segments	(24,851)	(2,086)	(38,142)	10,585
Corporate expenses	(4,493)	(5,011)	(14,390)	(16,877)
Expenses associated with corporate realignment	(524)	—	(7,138)	—
Expenses associated with certain share transactions	—	(549)	—	(4,764)
Other operating income (loss) - net	(4,251)	208	23,276 (1)	3,294
Provision for restructuring	(767)	(3,916)	(1,862)	(9,901)
Goodwill and other impairment charges	(16,317)	—	(16,317)	(200)
Interest expense	(16,382)	(9,738)	(43,126)	(22,472)
Other income (expense)	(3,254)	2,673	721	5,305

	$(70,839)	$(18,419)	$(96,978)	$(35,030)

(1)	Includes gain on sale of the Burlington brand name as described elsewhere herein of $24.3 million.

	September 30, 2008	December 31, 2007
Total Assets
Automotive Safety	$376,851	$427,532
Bottom-weight Woven Apparel Fabrics	450,455	421,311
All Other	112,590	105,756
Corporate	4,514	9,322

	$944,410	$963,921

Note 10 Restructuring Activities, Impairment of Assets and Discontinued Operations

The provision for restructuring and impairment reported in loss from continuing operations included the following (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Restructuring provisions:
Severance and COBRA benefits	$620	$3,345	$583	$5,822
Pension curtailment and settlement charges	—	—	—	139
Relocation and other costs	147	571	1,279	3,940

Total restructuring	767	3,916	1,862	9,901
Impairment charges	16,317	—	16,317	200

Total	$17,084	$3,916	$18,179	$10,101

Overall, the restructuring provisions in 2007 related primarily to activities at the Hurt, Virginia (apparel), White Oak (apparel) and Germany (automotive safety) facilities described below. The 2008 provisions for restructuring are primarily related to the Hildesheim (automotive) production facility closure and the Company’s screen print operations in Carlisle, South Carolina (as described below).

The 2008 impairment charges primarily relate to goodwill impairment in the automotive safety segment (as discussed in Note 3).

The previously announced transition of production from the Company’s Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities resulted in a $0.1 million restructuring charge in the first nine months of 2007 for severance and COBRA benefits, $0.1 million for pension curtailment and settlement charges, and $3.5 million for costs paid to relocate and convert equipment to new facilities. The Company recorded an additional restructuring charge of $0.1 million for costs paid to relocate and convert equipment to new facilities in the nine months ended September 30, 2008.

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

In December 2006, the Company announced that it would be undertaking the consolidation of certain automotive safety segment manufacturing operations in Germany and Greenville, South Carolina. As a result, the Company recorded $1.1 million for severance and COBRA benefits in the first nine months of 2007 and $0.2 million of impairment charges related to assets located at the Greenville facility. The Company recognized charges for restructuring of $0.4 million during the first nine months of 2007 for relocation and other associated costs related to this plan. During the three months ended September 30, 2008, the Company also recorded a charge of $0.2 million for severance benefits related to automotive safety segment manufacturing operations in Mexico.

In 2007, the Company’s automotive safety segment committed to plans to close its Hildesheim, Germany facility and to transfer the operations of the Bad Sackingen, Germany facility to other facilities in Poland and Murg, Germany. The operations previously undertaken at the Hildesheim facility are being transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively. Expected costs associated with these restructuring activities resulted from the planned elimination and/or relocation of certain jobs in Germany. As a result, the Company recorded $3.3 million for severance and COBRA benefits in the first nine months of 2007 as well as $0.3 million during the three months ended September 30, 2008. During the first nine months of 2008, the Company recognized an additional $1.2 million for relocation and other associated costs to close and consolidate these facilities.

The Company has reduced its screen print operations at the Company’s facility in Carlisle, South Carolina in the all other segment resulting in a charge of $0.2 million for severance and COBRA benefits in the nine months ended September 30, 2007. During the three months ended September 30, 2008, the Company also recorded charges of $0.2 million for severance and COBRA benefits related to this business.

During the three months ended September 30, 2008, the Company also recorded an impairment charge of $0.3 million related to assets located in China in the bottom-weight woven apparel fabrics segment.

For the three and nine month periods ended September 30, 2008, the Company recorded goodwill impairment charges of $16.0 million. See Note 3 for additional information regarding goodwill impairment charges.

Following is a summary of activity related to restructuring accruals (in thousands):

Balance at December 31, 2007	$5,429
2008 charges, net	1,187
Payments	(1,550)

Balance at March 31, 2008	5,066
2008 charges, net	(92)
Payments	(220)

Balance at June 30, 2008	4,754
2008 charges, net	767
Payments	(400)

Balance at September 30, 2008	$5,121

The remaining accrued balance of $5.1 million, representing primarily severance and COBRA benefits, relates to the Hildesheim, Germany plant closing, downsizing certain overhead positions within the denim division of the bottom-weight woven apparel fabrics segment, reduced screen print operations at the Company’s facility in Carlisle, South Carolina and the plan to downsize or realign operating entities in the automotive safety segment, all described above. The Company expects to pay these benefits primarily during the remainder of 2008 and the first half of 2009.

Discontinued Operations

In December 2006, the Board of Directors of ITG committed to a plan to exit certain of the Company’s Burlington House businesses within the all other segment. In January 2007, the Company sold certain assets of its mattress fabrics product line to Culp, Inc. for $2.5 million in cash and shares of Culp’s common stock which were subsequently resold by the Company in 2007. On April 30, 2007, the Company sold certain assets related to discontinued operations for $1.4 million plus the assumption of certain liabilities. Amounts of revenue and pretax income reported in discontinued operations related to these businesses were $0.0 million and $0.3 million, respectively, in the three months ended September 30, 2007. Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $14.5 million and $(3.7) million, respectively, in the nine months ended September 30, 2007. The results of operations related to the Burlington House division, including gains on disposal of assets, are presented as discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented.

Note 11 Early Retirement Incentive

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

Balance at December 31, 2007	$1,216
Payments	(404)

Balance at March 31, 2008	812
Payments	(247)

Balance at June 30, 2008	565
Payments	(162)

Balance at September 30, 2008	$403

The Company expects to pay the remainder of these accrued benefits primarily during the remainder of 2008 and in 2009.

Note 12 Fair Value of Financial Instruments

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

As described in Note 1, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company has deferred the application of the provisions of this statement to its nonfinancial assets and liabilities in accordance with FSP No. 157-2. The Company’s derivative instruments, beyond any commodity derivative contracts that are designated as normal purchases, principally include cotton and natural gas futures, options or forward contracts, as well as interest-rate caps and floors, and foreign-currency forward contracts. These derivative contracts are principally with financial institutions and other commodities brokers, the fair values of which are obtained from third-party broker quotes.

The following table provides a summary of the fair values, measured on a recurring basis, of the Company’s assets and liabilities under SFAS No. 157 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At September 30, 2008
Assets:
Derivatives	$—	$318	$—	$318

Liabilities:
Derivatives	$—	$244	$—	$244

The following table provides a summary of the fair values, measured on a nonrecurring basis, of the Company’s assets under SFAS No. 157 (in thousands):

	Significant Unobservable Inputs (Level 3)	Total At September 30, 2008	Total Impairment
Goodwill	$37,929	$37,929	$15,979

At December 31, 2007, the Company had goodwill of $54.4 million, and during the three and nine months ended September 30, 2008, the Company recognized non-cash impairment charges estimated at $16.0 million with respect to such goodwill. See Note 3 for additional information regarding goodwill impairment. Consistent with historical practices, the estimation of the fair value of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative because the Company does not have an active trading market for its equity or debt. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS No. 142.

Note 13 Sale of Brand Name and Other Operating Loss (Income) Net

In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington ® brand name to Falke KGaA (“Falke”). Under the agreement relating to such sale, Falke acquired the right to the Burlington trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America. The Company retains the right to use the brand name on fabrics worldwide and on apparel and related items in North America and Asia. The purchase price consisted of a non-refundable deposit of $1.0 million, which was paid in advance of closing, and a payment at closing in the amount of $23.3 million, each subject to applicable withholding taxes. In addition, the Company is entitled to receive a pay-out of 2.5% of the future sales of products that bear the brand name up to a cumulative maximum of $5.0 million beginning in the calendar year in which such sales exceed 40 million Euros and continuing until the maximum pay-out has been made, and a subsequent payment of at least $0.3 million, based on fees collected by Falke on their licensing of the brand name from April 1, 2008 through December 31, 2008. The Company recorded a gain of $24.3 million in the nine months ended September 30, 2008 related to the brand name sale, which is included in “Other operating loss (income)—net” in the unaudited condensed consolidated statements of operations.

“Other operating loss (income)–net” includes grant proceeds income from the U.S. Department of Commerce Wool Trust Fund of $3.1 million for the nine month periods ended September 30, 2008 and 2007, and $(4.2) million of losses on cotton and wool purchase commitments (see Note 8) for the three and nine month periods ended September 30, 2008. “Other operating loss (income)–net” for the three and nine month periods ended September 30, 2008 and 2007 also include gains and losses related to the disposal of miscellaneous property and equipment.

Note 14 Other Income (Expense)

Other income in the nine months ended September 30, 2008 includes $2.0 million related to a settlement payment received from a class action lawsuit filed by Burlington Industries LLC and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants. Other income (expense) in the three and nine months ended September 30, 2008 also includes foreign currency losses of $3.2 million and $1.5 million, respectively. Other income in the three months ended September 30, 2007 principally included $1.4 million related to the sale of marketable securities and $1.2 million related to foreign currency exchange gains. Other income in the nine months ended September 30, 2007 principally included $3.3 million related to the sale of marketable securities, $0.9 million related to foreign currency exchange gains and $0.7 million related to gains on cotton derivatives.

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

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has been actively engaged in expanding its global operations through acquisitions, international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base. In the quarter ended September 30, 2008, the Company’s manufacturing footprint included 27 production facilities in 11 countries throughout 4 continents. With the substantial completion of the international greenfield initiatives and the reconfiguration of its operations in 2008, the Company expects to begin realizing certain of the benefits of its investments in 2009. Combined with capabilities in the U.S., Mexico and Europe, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain that is expected to allow the Company to seamlessly supply products and related services to customers worldwide; aligning with ITG’s customers is a critical component of the Company’s success. ITG expects that, upon completion of all of its current greenfield initiatives, its total investment in greenfield operations, including working capital, will exceed $300.0 million.

Operations

As previously disclosed, on April 15, 2008, the Company completed a corporate realignment of certain of its operating entities (the “Realignment”) that resulted in the consolidation of the Company’s automotive safety businesses into a single operating group and related modifications to its various financing agreements. In the Realignment, the Company consolidated substantially all of the assets, liabilities and operations comprising its automotive safety business segment under a single holding company, known as ITG Automotive Safety Holdings LLC. As a result, the Company’s automotive safety businesses, including the Maulburg, Germany based BST Safety Textiles business (“BST”), now operate under the “ITG Automotive Safety” brand name. As part of the Realignment, certain of the assets and operations of Narricot Industries, LLC (“Narricot”), which produces narrow fabrics for military and technical uses, were separated from the operations of BST and now operate as a separate, direct subsidiary of the Company.

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

The Company also has completed construction and equipment installation for a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited started limited production in the third quarter of 2007. This facility provides synthetic apparel fabrics, interior finishing fabrics and commission finishing services for other complementary products. The Company is expected to grow sales from an expected 2008 approximate 6 million yards to 10.7 million yards in 2009.

In April 2008, the Company opened a 28 million yard capacity vertical denim plant in Nicaragua. The choice of Nicaragua reflects the Company’s belief that Nicaragua, and Central America generally, will be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. In addition, the Company expects to benefit from tariff preference levels, or TPLs, granted to Nicaragua as part of the Central America Free Trade Agreement. A portion of such TPLs have been granted to the Company, which the Company expects to use to incentivize customers to purchase denim from Cone Denim facilities. The facility in Nicaragua is expected to experience increasing capacity utilization during 2008. However, the supply chain in Central America has not developed as fast as the Company originally expected and the timing of the Company’s ability to reach full capacity cannot currently be projected.

The Company and Phong Phu Corporation are building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG-PP Joint Venture is 60% owned by the Company. Construction of these facilities commenced in March 2007 and the initial phase of the project is near completion but will not reach full production until late 2009. This venture will offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities of the complex when the project is fully implemented will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex started to generate garment sales through the Company’s cut/sew/laundry operation in July 2008, with the textile facility expected to begin commercial production in 2009 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually.

Outlook

Recent restrictions on liquidity and disruptions in the financial markets are adversely impacting the availability and cost of incremental credit for many companies on a global scale. These disruptions are also adversely affecting the global economy including consumer spending in both the automotive and apparel industries. Sales of the Company’s automotive safety products are affected by total automotive sales and product penetration rates worldwide. In the long-term, as consumers continue to seek vehicles with higher safety content, such as the number and functionality of airbags and rollover protection airbag systems, the Company expects that sales will increase. However, the deterioration of global financial markets and slowed economic growth have impacted consumer confidence, resulting in delayed purchases of durable consumer goods, such as automobiles. Declining market share, inherent legacy issues with the automotive manufacturers and the impact of declining consumer confidence have led to recent, unprecedented planned production cuts and capacity reductions which impacts the Company’s current and expected future sales negatively because of the overall reduction in vehicle sales volume. Certain of our significant customers have announced reductions in their manufacturing capacity in many of the platforms, including plant closures, in response to the automotive manufacturers’ indications to curtail many of the platforms. Like the automotive supply industry generally, the Company continues to experience significant competitive pressure for its airbag products. Considering the recent trends in the automotive industry, vehicle sales in 2009 are projected to be below 2008 levels in both Europe and North America, which is expected to have a continued negative impact on the Company’s sales and operating results. Recession in key markets is expected in 2009 with a slow improvement currently projected to commence in late 2009 and through 2010.

The Company’s apparel business is predominately affected by changes in retail sales, as well as inventory at the retail and the manufacturer level, which generally began to decline in 2007 and have continued to decline in 2008. Based on the current economic conditions, retail sales are expected to weaken even further for the remainder of 2008 and into 2009.

Based on continued news of a worsening financial crisis in the United States and Europe, and the expectation of significantly reduced apparel demand at retail, cotton and wool prices declined in the latter part of the September 2008 quarter. However, as the Company has firm purchase commitments that generally extend into mid-2009, higher raw material prices incurred in 2007 and most of 2008 have placed a considerable operational and financial burden on the Company and are expected to negatively impact the Company through the first quarter of 2009. For a further discussion of the firm commitments and the accrued unrealized loss on such firm commitments at September 30, 2008, see Note 8 to the accompanying unaudited condensed consolidated financial statements. It is unclear whether the recent decline of the spot price of certain commodities (including cotton and wool) is sustainable. Cotton and wool prices exceeded their historic ranges in the later part of 2007 and during most of the 2008 fiscal year. The ultimate effect of these raw material cost changes on the Company’s earnings cannot be quantified, as the effect of movements in cotton and wool prices on industry selling prices is still uncertain; however, any dramatic or unexpected additional increase in raw material prices could have a material adverse effect on the Company’s results of operations.

In addition to higher cotton and wool prices incurred in 2007 and most of 2008, other raw material, dye and chemical prices, and energy costs, have increased significantly in 2008 on a global basis. These cost increases have negatively impacted our financial results during the nine months ended September 30, 2008 and are expected to continue to negatively impact our results during the remainder of fiscal 2008. While certain of these costs have leveled off or decreased since September 30, 2008, prices remain significantly higher compared to prior years, and short-term and long-term price levels remain uncertain. In the event that costs remain at these higher levels or re-escalate, and the Company is unable to pass through cost increases to customers while maintaining historical sales volume levels, these increases may have a material adverse effect on the Company’s results of operations.

The Company’s financial position remained under stress, with limited liquidity, at September 30, 2008 as the cash requirements of its operations, including the funding of operating losses, working capital and capital expenditure commitments, continued to exceed the cash generated from such operations, especially as it related to the Company’s international greenfield initiatives. See the “Liquidity and Capital Resources” section contained in this Quarterly Report on Form 10-Q for further information with respect to the Company’s current and projected liquidity issues.

Plant Consolidation and Restructuring

As a result of the economic conditions discussed above and the continued financial stress, the Company may decide to undertake certain plant consolidation and restructuring initiatives to improve its cost structure in order to further improve its competitive position, especially in markets where its products are priced as commodities. Additionally, the Company may reduce its workforce to mitigate the effects of sales volume declines resulting from the global economic crisis and other events. To the extent further plant consolidation or restructuring initiatives are undertaken, such actions could result in the occurrence of cash restructuring charges or asset impairment charges, and such charges could be material.

Results of Operations

Beginning in the quarter ended June 30, 2008, the Company reports its financial results in three reportable segments: automotive safety, bottom-weight woven apparel fabrics and all other. The reporting of the Company’s operations in three reportable segments, as recast, is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). As previously disclosed, the Company ceases to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first become operational. During the quarter ended June 30, 2008, operations at the various facilities underlying the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the unaudited condensed consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the unaudited condensed consolidated statements of operations in this report, and appear primarily in the bottom-weight woven apparel fabrics segment. Beginning in the fourth quarter of 2007, the Company’s narrow fabrics business first met the criteria to be presented as a separate reportable segment under U.S. generally accepted accounting principles (“GAAP”). However, beginning in the quarter ended March 31, 2008, the narrow fabrics business no longer met the criteria required to be presented as a separate reportable segment; therefore, the results of that business have been included in the all other segment for all periods presented in this report. Additionally, prior to 2008, separate discreet financial information for the Company’s technical fabrics business was not available (except for Net Sales) and its results are included in the automotive safety segment in 2007. Beginning in the quarter ended March 31, 2008, results of the technical fabrics business have been captured and are included in the all other segment.

The automotive safety segment consists of airbag fabrics, curtains and cushions used in the automotive industry. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform fabrics, including woven worsteds, wool blend and printed cotton fabrics, primarily for both dress and battle fatigue U.S. military uniforms; narrow fabrics for seat belts and military and technical uses; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; transportation services; and other miscellaneous items.

Sales and loss from continuing operations before income taxes for the Company’s reportable segments are presented below. The Company evaluates performance and allocates resources based on profit or loss before interest, other operating income, restructuring and impairment charges, expenses associated with certain share transactions and corporate realignment, certain unallocated corporate expenses, other income (expense) and income taxes. Intersegment sales and transfers are recorded at cost plus or at arms’ length prices when required by certain transfer pricing rules. Intersegment net sales for the three months ended September 30, 2008 and September 30, 2007 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $1.5 million and $1.8 million, respectively. Intersegment net sales for the nine months ended September 30, 2008 and September 30, 2007 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $6.2 million and $7.6 million, respectively.

The following table presents certain results of operations by reportable segment (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
		(As Recast)		(As Recast)
Net Sales:
Automotive Safety	$96,037	$109,787	$336,438	$337,805
Bottom-weight Woven Apparel Fabrics	106,782	101,210	305,570	315,669
All Other	50,143	43,344	158,653	123,212

	252,962	254,341	800,661	776,686
Intersegment sales	(1,544)	(1,821)	(6,180)	(7,566)

	$251,418	$252,520	$794,481	$769,120

Loss From Continuing Operations Before Income Taxes:
Automotive Safety	$(1,355)	$4,375	$9,832	$17,718
Bottom-weight Woven Apparel Fabrics	(17,658)	(2,920)	(40,203)	434
All Other	(5,838)	(3,541)	(7,771)	(7,567)

Total reportable segments	(24,851)	(2,086)	(38,142)	10,585
Corporate expenses	(4,493)	(5,011)	(14,390)	(16,877)
Expenses associated with corporate realignment	(524)	—	(7,138)	—
Expenses associated with certain share transactions	—	(549)	—	(4,764)
Other operating income (loss) - net	(4,251)	208	23,276 (1)	3,294
Provision for restructuring	(767)	(3,916)	(1,862)	(9,901)
Goodwill and other impairment charges	(16,317)	—	(16,317)	(200)
Interest expense	(16,382)	(9,738)	(43,126)	(22,472)
Other income (expense)	(3,254)	2,673	721	5,305

	(70,839)	(18,419)	(96,978)	(35,030)
Income tax (expense) benefit	4,045	264	2,283	(4,851)
Equity in income of unconsolidated affiliates	235	56	274	55
Minority interest in losses of consolidated subsidiaries	3,811	1,588	7,748	2,952

Loss from continuing operations	(62,748)	(16,511)	(86,673)	(36,874)
Discontinued operations:
Income (loss) from operations (net of income taxes)	—	288	—	(4,930)
Gain on disposals (net of income taxes)	—	42	—	1,274

Income (loss) from discontinued operations	—	330	—	(3,656)

Net loss	$(62,748)	$(16,181)	$(86,673)	$(40,530)

(1)	Includes gain on sale of the Burlington brand name as described elsewhere herein of $24.3 million.

Comparison of Three Months Ended September 30, 2008 and Three Months ended September 30, 2007

Consolidated: The Company’s consolidated net sales of $251.4 million in the three months ended September 30, 2008 were $1.1 million lower than net sales of $252.5 million for the three months ended September 30, 2007. The overall decline in sales from 2007 to 2008 was due to decreases in automotive safety, narrow fabrics and interior furnishings sales offset in part by sales increases in the bottom-weight woven apparel fabrics segment and certain government uniform fabric programs.

Gross profit (loss) in the three months ended September 30, 2008 was $(1.7) million compared to $16.9 million in the three months ended September 30, 2007. This $18.6 million decrease was primarily due to increased losses at certain of the Company’s international greenfield operations which are not at full capacity and are still incurring start-up costs and operating inefficiencies as they are ramping up to full capacity through 2009, lower volume and price reductions provided to customers in the automotive safety segment and higher raw material and energy prices in the 2008 period, partially offset by improvements in certain government uniform fabric programs.

Automotive Safety: Sales in the automotive safety segment were $96.0 million in the third quarter of 2008 compared to sales of $109.8 million in the third quarter of 2007. Sales in the quarter ended September 30, 2007 included $6.6 million of non-automotive product sales which are reported in the all other segment beginning in the first quarter of 2008 because discreet operating information was not available for the 2007 period (except for sales data). Foreign currency exchange had a $5.5 million favorable effect on sales due mainly to the euro but was significantly offset by lower overall volume, product mix and price reductions provided to customers, which totaled $7.6 million, $3.6 million and $1.5 million, respectively. Although the most significant decline in net sales was in the Company’s North America business, European sales were also lower in 2008 compared to 2007.

Operating loss in the automotive safety segment of $1.4 million in the three months ended September 30, 2008 was substantially below the operating income of $4.4 million in the three months ended September 30, 2007. The $5.8 million decrease was driven primarily by lower volume ($1.9 million), price reductions to customers ($1.5 million), adverse product mix ($1.0 million) and corporate costs ($1.0 million). In addition, rising raw material and energy costs contributed to the decline in operating results.

Bottom-weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the three months ended September 30, 2008 increased $5.6 million to $106.8 million as compared to the $101.2 million recorded in the three months ended September 30, 2007. The increase in sales primarily resulted from higher sales at the Company’s international greenfield operations ($18.7 million) and improved denim and wool product price/mix, partially offset by lower domestic denim, synthetic and wool sales volume. Denim domestic sales volume declines are partly due to production being shifted to the international greenfield operations, while prices improved as the Company has attempted to recover some of its higher raw material and energy costs. Traditional synthetic and wool volumes were impacted by slower consumer spending as womenswear, men’s slacks and active wear product lines are more affected by general economic conditions than civilian uniform and industrial use fabrics, which showed stability and moderate growth during the 2008 quarter.

The operating loss in the bottom-weight woven apparel fabrics segment was $17.7 million for the three months ended September 30, 2008 compared to $2.9 million recorded in the three months ended September 30, 2007. Operating results declined in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to higher losses ($14.6 million for the three months ended September 30, 2008 compared to $6.4 million for the three months ended September 30, 2007) at the Company’s international greenfield locations which are not at full capacity and are still incurring start-up costs and operating inefficiencies as they are ramping up to full capacity through 2009, manufacturing inefficiencies associated with lower sales volumes, inventory write downs mainly in the denim business, and higher energy and raw material costs, partially offset by an improved product price/mix and the migration of production to more cost effective manufacturing facilities in 2008. The 2007 period included transition costs of approximately $3.0 million associated with the transfer of synthetic production from the Hurt Finishing facility to the Burlington Finishing plant.

All Other: Net sales in the all other segment for the three months ended September 30, 2008 were $50.1 million compared to $43.3 million recorded in the three months ended September 30, 2007. This increase was largely due to the inclusion of sales of $7.4 million related to the Company’s technical fabrics segment beginning in the first quarter of 2008, which were included in the automotive safety segment in the prior year period (as described above), and increased sales of $6.6 million primarily related to the government uniform fabrics market volume increases as the Company completed its transition from the Hurt Finishing facility to other locations that reached full capacity and strong order demand from the U.S. Government. The battle dress uniform fabric business saw increased volumes and improved capacity utilization with flat product price/mix. These increases were offset by decreases in the Company’s traditional commission finishing markets primarily due to lower demand for home decorative prints and reduced demand for fabrics used in hunting camouflage as a result of the weakening economy and reduced discretionary spending and a decline in sales in the narrow fabrics business primarily due to a decline in seat belt fabric sales due to lower sales of vehicles, primarily SUVs and large trucks, in North America. Interior furnishings sales also decreased primarily as a result of lower volumes due to weak economic conditions which have shifted consumer spending away from deferrable items such as furniture, partially offset by improvements in product price/mix.

Operating results in the government uniform fabrics market for the three months ended September 30, 2008 were $1.2 million higher compared to the three months ended September 30, 2007 primarily due to higher sales volumes, improved price/mix, and improved plant capacity utilization, partially offset by raw material price increases. Interior furnishings products recorded a loss of $2.4 million for the three months ended September 30, 2008 compared to income of $0.8 million for the three months ended September 30, 2007, with higher sales prices offset by lower sales volumes and higher raw material and energy costs. Loss from the commission finishing business of $1.2 million for the three months ended September 30, 2008 compared to $0.7 million in the prior year period was primarily due to lower sales volumes and higher energy costs. Loss in the narrow fabrics business decreased $0.3 million in the third quarter of 2008 compared to the same period of the prior year, and such losses were primarily due to lower sales volume and increased raw material costs, manufacturing quality issues and operating inefficiencies. Income from the technical fabrics market was $0.3 million for the three months ended September 30, 2008 (similar discreet information was not available for the 2007 period as discussed above).

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses were $28.0 million for the three months ended September 30, 2008 compared to $24.6 million for the three months ended September 30, 2007. As a percent of net sales, this expense was 11.1% and 9.8% for the three months ended September 30, 2008 and the three months ended September 30, 2007, respectively. The 2008 amounts increased primarily due to escalating costs related to the Company’s international greenfield projects ($5.2 million), in part offset by a reduction in the North America expenses in the bottom-weight woven apparel fabrics segment ($2.0 million) as the Company shifts to global operations.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $0.5 million consisted primarily of legal and consulting fees associated with the Realignment. This Realignment was undertaken in order to, among other things, allow the integration of the automotive safety businesses and operations in Germany to achieve expected business and tax efficiencies, and to simplify the Company’s corporate structure through elimination of unnecessary corporate entities.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During the three months ended September 30, 2007, the Company incurred $0.5 million of operating expenses related to the acquisition of the automotive safety business. These expenses consisted primarily of legal fees and accounting fees not deemed to be capitalizable as a cost of the acquisition.

OTHER OPERATING LOSS (INCOME)—NET: Other operating loss (income)—net included $4.2 million of an unrealized net loss on cotton and wool firm purchase commitments measured as of September 30, 2008 and recognized in the three months ended September 30, 2008. Because of a significant drop in market prices of cotton and wool below the Company’s committed purchase price, the Company has accrued an unrealized net loss on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Additionally, other operating loss (income) – net included a net loss of $0.1 million in the three months ended September 30, 2008 and a net gain of $0.2 million in the three months ended September 30, 2007 related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING: For the three months ended September 30, 2008, the Company recognized $0.8 million for restructuring charges from continuing operations as compared to $3.9 million for the comparable period of 2007. The 2008 restructuring charges of $0.8 million primarily included additional severance and benefits related to previously announced plant closures in the automotive safety segment as well as severance and COBRA benefits related to downsizing at the Company’s screen print operations in Carlisle, South Carolina. The 2007 restructuring charges primarily included severance and benefits related to previously announced plant closures in the automotive safety segment.

GOODWILL AND OTHER IMPAIRMENT CHARGES: The 2008 impairment charges of $16.3 million related to impairment of goodwill of $16.0 million recorded in the automotive safety segment and $0.3 million related to assets located in China in the bottom-weight woven apparel fabrics segment. As a result of the current negative economic conditions and announced planned production cuts and capacity reductions, decreased operating results and cash flows were experienced, with respect to the automotive safety segment, in the quarter ended September 30, 2008. Such deteriorating business conditions contributed to a reduction of the Company’s estimated fair value of such goodwill determined utilizing the income approach, in which the present value of expected future cash flows was below carrying costs which resulted in a goodwill impairment charge. Further, the Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Further deterioration in global economic conditions, and / or additional changes in assumptions or circumstances could result in additional impairment charges in goodwill or other indefinite-lived intangibles and finite-lived intangibles in future periods in which the change occurs. The Company will continue to monitor the economic situations that could impact the fair value of goodwill and / or other indefinite-lived intangibles and finite-lived intangibles. Additionally, any further decline in economic conditions, absent a recovery in 2009, could result in impairment charges with respect to the Company’s long-lived assets such as property, plant and equipment. Factors that could cause impairment include, but are not limited to, continued reduced or further reduction in demand for automotive safety segment products as a result of the weakening U.S. and European economies and the heightened state of deterioration on automobile sales, increased competition for the Company’s products, including from countries with lower production costs or foreign imports at lower prices, consolidation of competitors within certain of the Company’s industry sectors, increased vertical integration or internal production among the Company’s customers, high raw material costs, the loss of any key customer, and changes in future government regulation and government spending that could impair the Company’s commission finishing business.

INTEREST EXPENSE: Interest expense of $16.4 million in the three months ended September 30, 2008 was $6.7 million higher than interest expense of $9.7 million in the three months ended September 30, 2007. The increase was primarily due to increased borrowings outstanding.

OTHER INCOME (EXPENSE): Other expense of $3.3 million in the three months ended September 30, 2008 was principally foreign currency losses related to the euro. Other income in the three months ended September 30, 2007 principally included $1.4 million related to a gain on the sale of marketable securities and $1.2 million related to foreign currency exchange gains. Interest income of $0.4 million, was earned in the three months ended September 30, 2008 compared with $0.5 million in the three months ended September 30, 2007.

INCOME TAX BENEFIT: Income tax benefit related to continuing operations was $4.0 million for the three months ended September 30, 2008 in comparison with $0.3 million for the three months ended September 30, 2007. Income tax benefit for the 2008 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of the establishment of an $11.6 million valuation allowance on the increase in net operating losses and deferred tax assets, tax rate differentials on foreign income, state income taxes and certain non-deductible business expenses including goodwill impairment. The Company has recorded valuation allowances to reduce net U.S. and certain foreign net deferred tax assets for the portion of the tax benefit that management considers to be more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax benefit related to continuing operations for the 2007 period is different from the amount obtained by applying statutory rates to the loss before income taxes primarily as a result of certain tax law changes in Germany, an increase in the valuation allowance of $6.3 million against deferred tax assets, tax rate differentials on foreign income and certain non-deductible business expenses.

MINORITY INTEREST: In addition to the items described above, the net loss from continuing operations for the three months ended September 30, 2008 included minority interest in losses of consolidated affiliates of $3.8 million compared to $1.6 million in the three months ended September 30, 2007. The increase in minority interest in losses of consolidated subsidiaries in the three months ended September 30, 2008 was primarily related to the Company’s Cone Denim (Jiaxing) Limited joint venture.

LOSS FROM CONTINUING OPERATIONS: As a result of the above, the loss from continuing operations in the three months ended September 30, 2008 was $62.7 million as compared to $16.5 million in the three months ended September 30, 2007.

DISCONTINUED OPERATIONS: Operating income, net of income taxes, related to the Company’s Burlington House discontinued businesses was $0.3 million for the three months ended September 30, 2007. The 2007 period income includes the reversal of prior period accruals no longer deemed necessary and gains on disposal of assets related to the discontinued operations, partially offset by continuing operating costs incurred to exit the discontinued businesses.

Comparison of Nine Months Ended September 30, 2008 and Nine Months ended September 30, 2007

Consolidated: The Company’s consolidated net sales in the nine months ended September 30, 2008 were $794.5 million, an increase of $25.4 million, or 3.3% from the nine months ended September 30, 2007. The overall increase in net sales from the nine months ended September 30, 2007 was primarily due to significant improvement in certain government uniform fabric programs, higher sales in Europe of products in the automotive safety segment, including a $27.4 million favorable foreign currency effect, and new sales from the Company’s greenfield operations in China, partially offset by declines in North America automotive safety, domestic denim and synthetic fabric sales.

Gross profit margin in the nine months ended September 30, 2008 was 4.0% compared to 8.8% in the nine months ended September 30, 2007. The decrease was primarily due to increased losses at the Company’s international greenfield locations which are not at full capacity and are ramping up through 2009, price reductions to customers in the automotive safety segment (mainly in Europe), and higher raw material and energy prices in the 2008 period, partially offset by improvements in certain government uniform fabric programs.

Automotive Safety: Sales in the automotive safety segment were $336.4 million in the nine months ended September 30, 2008 compared to sales of $337.8 million in the nine months ended September 30, 2007. Sales in the nine months ended September 30, 2007 included $20.2 million of non-automotive product sales which are reported in the all other segment beginning in the first quarter of 2008 because discreet operating information was not available for the 2007 period (except for sales data). Foreign currency exchange had a $27.4 million favorable effect on sales due mainly to the euro but was partially offset by lower earnings due to less favorable product mix, price reductions provided to customers and lower overall volume, which totaled $3.6 million, $3.5 million, and $1.4 million, respectively. The most significant decline in net sales in 2008 compared to 2007 was in the Company’s North America business, partially offset by higher Europe sales that were affected by the favorable euro exchange rate.

Operating income in the automotive safety segment decreased to $9.8 million in the nine months ended September 30, 2008 as compared to $17.7 million in the nine months ended September 30, 2007. Operating income as a percentage of net sales fell from 5% to 3% for the nine months ended September 30, 2008 compared to the same period in 2007. Increased price reductions ($3.5 million), manufacturing performance ($1.5 million), increased raw material and energy costs ($1.3 million) and mix of product sales ($0.9 million) were major contributors to the decline in operating income as a percent of sales.

Bottom-weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the nine months ended September 30, 2008 decreased $10.1 million to $305.6 million as compared to the $315.7 million recorded in the nine months ended September 30, 2007. The decrease in sales primarily resulted from lower domestic denim sales volume due to a slower retail environment (offset by sales shift to the international greenfield operations), lower domestic synthetic and wool volumes linked to planned reductions of the Company’s synthetic capacity, and worsening economic conditions impacting the wool worsteds businesses. Volume declines in this segment were partially offset by improved prices as the Company has attempted to recover some of its higher raw material and energy costs.

Operating income (loss) in the bottom-weight woven apparel fabrics segment for the nine months ended September 30, 2008 was $(40.2) million compared to $0.4 million recorded in the nine months ended September 30, 2007. Operating results declined primarily due to higher losses at the Company’s international greenfield locations ($36.5 million for the nine months ended September 30, 2008 compared to $14.0 million for the nine months ended September 30, 2007), manufacturing inefficiencies associated with lower sales volumes, and higher energy and raw material costs, partially offset by an improved product price/mix. The 2007 period included transition costs of approximately $3.0 million associated with the transfer of synthetic production from the Hurt Finishing facility to the Burlington Finishing plant.

All Other: Net sales in the all other segment for the nine months ended September 30, 2008 were $158.7 million compared to $123.2 million recorded in the nine months ended September 30, 2007. This increase was largely due to the inclusion of sales of $22.2 million related to the Company’s technical fabrics segment beginning in the first quarter of 2008, which were included in the automotive safety segment in the prior year period (as described above). Increased sales of $24.4 million in the nine months ended September 30, 2008 as compared to the prior period related to the government uniform fabrics market, and was primarily due to volume increases with sales prices and mix slightly improved, as the domestic reconfiguration of worsted production capacity for the U.S. government was substantially complete by the end of the quarter ended September 30, 2007 and coincided with new government programs as the government completed its program of reducing purchases to adjust for excess inventories in certain styles. For the nine months ended September 30, 2008, the battle dress uniform fabric business saw increased sales volumes and an improved product price/mix due to new government programs and the lack of government budget constraints that existed during the nine months ended September 30, 2007. Volumes decreased in the Company’s traditional commission finishing markets primarily due to lower demand for home decorative prints, less fabric preparation services for the over-the-counter market, and reduced demand for fabrics used in hunting camouflage, partially offset by increased customer preparation services. These markets have been negatively affected by diminished discretionary income in the U.S. and a continued shift of apparel manufacturing to lower labor cost areas. Sales in the narrow fabrics business decreased due to a decline in seat belt fabric sales due to lower sales of vehicles, primarily SUVs and large trucks, in North America. Interior furnishings sales decreased in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 with lower volumes due to weak economic conditions which have shifted consumer spending away from deferrable items such as furniture and which have driven the hospitality industry to defer hotel refurbishing plans, partially offset by new product introductions and improvements in product price/mix.

Operating results in the government uniform fabrics market for the nine months ended September 30, 2008 were $5.4 million higher compared to the nine months ended September 30, 2007 primarily due to higher sales volumes and improved plant capacity utilization, partially offset by raw material price increases and other plant performance variances. The interior furnishings products business recorded a loss of $2.6 million for the nine months ended September 30, 2008 compared to income of $1.2 million for the nine months ended September 30, 2007 with higher sales prices offset by lower sales volumes and higher raw material and energy costs. Loss from the commission finishing products business of $3.0 million for the nine months ended September 30, 2008 compared to a loss of $1.8 million in the prior year period, and was primarily due to lower sales volumes and higher energy costs. Loss in the narrow fabrics business increased $1.2 million in the nine months ended September 30, 2008 compared to the same period of the prior year, and such loss was primarily due to manufacturing quality issues and operating inefficiencies. Income from the technical fabrics market was $0.8 million for the nine months ended September 30, 2008 (similar discreet information was not available for the 2007 period as discussed above).

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses were $85.0 million for the nine months ended September 30, 2008 compared to $75.2 million for the nine months ended September 30, 2007. As a percent of net sales, this expense was 10.7% and 9.8% for the nine months ended September 30, 2008 and 2007, respectively. The 2008 amounts increased primarily due to escalating costs related to the Company’s international greenfield projects ($8.5 million) as these operations ramp up, as well as higher consulting and professional fees.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $7.1 million consisted primarily of legal, consulting and banking fees associated with the Realignment, including modifications to the Company’s various financing agreements.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During the nine months ended September 30, 2007, the Company incurred $4.8 million of operating expenses related to the acquisition of the automotive safety business. These expenses consisted primarily of legal and accounting fees not deemed to be capitalizable as a cost of the acquisition.

OTHER OPERATING LOSS (INCOME)—NET: The Company recorded a gain of $24.3 million in the nine months ended September 30, 2008 related to the sale of certain of the trademark rights to its Burlington brand name. Under the agreement relating to such sale, the buyer acquired the right to the Burlington trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America. The Company retains the right to use the brand name on fabrics worldwide and on apparel and related items in North America and Asia. In addition, other operating loss (income)—net included $4.2 million of unrealized net loss on cotton and wool firm purchase commitments measured as of September 30, 2008 and recognized in the nine months ended September 30, 2008. Because of a significant drop in market prices of cotton and wool below the Company’s committed purchase price, the Company accrued an unrealized net loss on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Other operating loss (income)—net also included $3.1 million in the nine months ended September 30, 2008 and the nine months ended September 30, 2007 related to the receipt of Wool Trust grants from the U.S. government, as well as gains and losses related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING: For the nine months ended September 30, 2008, the Company recognized $1.9 million for restructuring charges from continuing operations as compared to $9.9 million for the comparable period of 2007. The 2008 restructuring charges during the nine months ended September 30, 2008 of $1.9 million primarily included additional relocation and other associated costs to close and consolidate automotive safety facilities in Germany, and, to a lesser extent, costs of transitioning production from the Hurt finishing plant to other domestic facilities as well as severance and COBRA benefits related to downsizing at the Company’s screen print operations in Carlisle, South Carolina. The 2007 restructuring charges primarily related to the automotive safety segment’s plans to close its Hildesheim, Germany facility and to transfer the operations of the Bad Sackingen, Germany facility to other facilities in Poland and Murg, Germany; severance and COBRA benefits related to further downsizing within the Company’s denim division; transitioning production from its Hurt Finishing plant to other domestic facilities; and the reduction of its screen print operations in Carlisle, South Carolina.

GOODWILL AND OTHER IMPAIRMENT CHARGES: 2008 year-to-date impairment charges of $16.3 million related to impairment of goodwill of $16.0 million recorded in the automotive safety segment and $0.3 million related to assets located in China in the bottom-weight woven apparel fabrics segment. As a result of the current negative economic conditions and announced planned production cuts and capacity reductions, decreased operating results and cash flows were experienced, with respect to the automotive safety segment, in the quarter ended September 30, 2008. Such deteriorating business conditions contributed to a reduction of the Company’s estimated fair value of such goodwill determined utilizing the income approach, in which the present value of expected future cash flows was below carrying costs which resulted in a goodwill impairment charge. Further, the Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Further deterioration in global economic conditions, and / or additional changes in assumptions or circumstances could result in additional impairment charges in goodwill or other indefinite-lived intangibles and finite-lived intangibles in future periods in which the change occurs. The Company will continue to monitor the economic situations that could impact the fair value of goodwill and / or other indefinite-lived intangibles and finite-lived intangibles. Additionally, any further decline in economic conditions, absent a recovery in 2009, could result in impairment charges with respect to the Company’s long-lived assets such as property, plant and equipment. Factors that could cause impairment include, but are not limited to, continued reduced or further reduction in demand for automotive safety segment products as a result of the weakening U.S. and European economies and the heightened state of deterioration on automobile sales, increased competition for the Company’s products, including from countries with lower production costs or foreign imports at lower prices, consolidation of competitors within certain of the Company’s industry sectors, increased vertical integration or internal production among the Company’s customers, high raw material costs, the loss of any key customer, and changes in future government regulation and government spending that could impair the Company’s commission finishing business.

INTEREST EXPENSE: Interest expense of $43.1 million in the nine months ended September 30, 2008 was $20.6 million higher than interest expense of $22.5 million in the nine months ended September 30, 2007. The increase was primarily due to increased interest expense on higher borrowings outstanding, including the Notes (as defined below) issued in early June 2007, which proceeds were used to finance the Company’s international greenfield initiatives, the write-off of deferred financing fees in the 2008 period as a result of the Realignment, and higher interest rates on the Company’s outstanding debt related to its automotive safety business acquisition, partially offset by lower interest rates on other outstanding debt.

OTHER INCOME (EXPENSE): Other income of $0.7 million in the nine months ended September 30, 2008 was principally related to a $2.0 million settlement payment received in connection with the settlement of a class action lawsuit filed by the Company and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants, offset by foreign currency exchange losses of $1.5 million. Other income of $5.3 million in the nine months ended September 30, 2007 principally included $3.3 million related to the gain on the sale of marketable securities, foreign currency exchange gains of $0.9 million and $0.7 million related to gains on derivatives. Interest income of $1.1 million was earned in the nine months ended September 30, 2008 compared with $1.3 million in the nine months ended September 30, 2007.

INCOME TAX (EXPENSE) BENEFIT: Income tax benefit related to continuing operations was $2.3 million for the nine months ended September 30, 2008 in comparison with income tax expense of $4.9 million for the nine months ended September 30, 2007. Income tax benefit related to continuing operations for the 2008 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of the increase of $17.1 million in the valuation allowance related to an increase in net operating losses and deferred tax assets, foreign income taxed at different rates, foreign earnings taxed in the U.S., and certain non-deductible business expenses including goodwill impairment. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense related to continuing operations for the 2007 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of establishing a valuation allowance for the benefit of taxable losses, increase in the valuation allowance of $15.8 million against deferred tax assets, tax law changes in Germany, tax rate differentials on foreign income and certain non-deductible business expenses.

MINORITY INTEREST: In addition to the items described above, the net loss from continuing operations for the nine months ended September 30, 2008 included minority interest in losses of consolidated affiliates of $7.7 million compared to $3.0 million in the nine months ended September 30, 2007. The increase in minority interest in losses of consolidated subsidiaries in the nine months ended September 30, 2008 was primarily related to the Company’s Cone Denim (Jiaxing) Limited joint venture.

LOSS FROM CONTINUING OPERATIONS: As a result of the above, the loss from continuing operations in the nine months ended September 30, 2008 was $86.7 million as compared to $36.9 million in the nine months ended September 30, 2007.

DISCONTINUED OPERATIONS: Operating losses, net of income taxes, related to the Company’s Burlington House discontinued businesses were $4.9 million for the nine months ended September 30, 2007. The 2007 period loss included operating costs incurred to exit these businesses as well as costs incurred to complete orders that existed at the time the Company determined to discontinue these businesses. Offsetting these losses, the Company recognized gains of $1.3 million on disposals of assets related to the discontinued operations during the nine months ended September 30, 2007.

Liquidity and Capital Resources

The Company’s financial position remained under stress, with limited liquidity, at September 30, 2008 as the cash requirements of its operations, including the funding of operating losses, working capital and capital expenditure commitments, continued to exceed the cash generated from such operations, especially as it related to the Company’s international greenfield initiatives. The automotive safety segment has approximately $13.0 million of additional borrowing availability under its existing loan facilities, whereas the bottom-weight woven apparel fabrics and other segments have limited borrowing availability under their existing loan facilities. Additionally, as further discussed in Note 4 to the unaudited condensed consolidated financial statements, based on the average adjusted availability at November 12, 2008 (as defined in the Bank Credit Agreement), the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives.

At September 30, 2008, the Company was in compliance with the covenants imposed by its principal credit facilities, with the possible exception of an international greenfield indebtedness limitation contained in the purchase agreement related to the Notes, as further discussed in this section under the heading “Senior subordinated notes” and in Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company and the holders of the Notes have reached an agreement in principle to resolve any disputes relating to such limitation and are currently negotiating the documentation for such agreement. While the Company believes it will be successful in implementing modifications to the purchase agreement that are acceptable to the Company and the holders of the Notes, the written agreement has not been finalized and executed by the parties. If the Company and the Noteholders are unable to reach a definitive agreement that addresses this potential covenant issue, then the Company could be deemed to have been in violation of this indebtedness limitation at September 30, 2008 under the terms of the Notes, which would be an event of default and could provide the holders of the Notes the right to accelerate the payment of the Notes and could allow the lenders under the Company’s other financing arrangements to discontinue lending to the Company under revolving loan commitments and to declare any debt to which a cross default or cross acceleration provision applies (Bank Credit Agreement and Term Loan Agreement) to be immediately due and payable. If such agreement is not obtained and the holders of the Notes, and certain other lenders, were entitled to exercise their rights to declare a default and accelerate the payment of amounts due under the Company’s debt agreements, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations.

Additionally, as further discussed in Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company’s average adjusted borrowing availability under its Bank Credit Agreement (as defined below) was $26.4 million as of September 30, 2008. Based on the current expectation that cash requirements of the Company’s operations will continue to exceed the cash generated from such operations in the near term, it is likely that the Company’s average adjusted availability, as defined in the Bank Credit Agreement, could decline below $17.5 million, possibly during the quarter ending December 31, 2008 or thereafter. In the event that the Company’s average adjusted availability were to fall below the $17.5 million level, then the Company would be required to comply with the fixed charge coverage ratio. Further, assuming no modifications or amendments to, or waivers from, such availability requirements, and based on the Company’s financial performance through September 30, 2008 and near-term expectations, the Company would fail to be in compliance with the fixed charge coverage ratio. Such failure, if not cured, could allow the lenders under our financing agreements to discontinue lending, to accelerate the payment of the related debt and could allow lenders under any other debt to which a cross default or cross-acceleration provision applies (Bank Credit Agreement, Term Loan Agreement and Senior Subordinated Notes) to declare all borrowings outstanding thereunder to be due and payable. Also, as the average adjusted availability at November 12, 2008 of $18.7 million is less than $22.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries including its greenfield initiatives.

At September 30, 2008, the Company was in compliance with the covenants pursuant to the Automotive Safety Facility, which matures June 30, 2009. However, as discussed in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the covenant requirements tighten at the end of December 2008 and further tighten at the end of March 2009. Due to the tighter covenant requirements and the expected reductions in operating income in the automotive safety segment, largely attributable to the global financial crisis, it is likely that the Company could violate certain of the required covenants in such future periods.

A significant amount of the Company’s outstanding debt matures at various times in 2009, including, based on amounts outstanding on September 30, 2008, $191.5 million under the Automotive Safety Facility due in June 2009, $73.3 million under the Bank Credit Agreement due in December 2009 and $10.5 million under the Term Loan Agreement due in December 2009. In addition, $15.6 million under the Cone Denim (Jiaxing) Limited and Jiaxing Burlington Textile Company bank facilities are due within the twelve months after September 30, 2008.

The Company continues to negotiate certain modifications to various financing arrangements and believes that future external financings will be needed to support its cash requirements in both the near and long-term. There can be no assurances that the Company will be able to obtain modification of its various financing arrangements at times or on terms acceptable to it, if at all. The Company’s current cash flows are not sufficient to service its debt which matures in the next twelve months, nor are they sufficient to finance the successful execution of the Company’s strategy and related implementation of its international initiatives. Therefore, the Company will be required to seek financing from external sources. There can be no assurances that the Company will be able to obtain any necessary funding.

Any failure by the Company to obtain necessary clarifications, waivers, revisions, amendments or refinancings with respect to the debt agreements for which covenant violations may currently exist or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

The Company’s unaudited condensed consolidated financial statements included herein are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operating activities, and has a significant amount of outstanding debt, which is scheduled to mature at various times in 2009, which raises substantial doubt about the Company’s ability to continue as a going concern. As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon (i) its ability to refinance our existing debt maturing at various times during 2009, (ii) remain in compliance with the covenant requirements of our existing debt, (iii) obtain additional equity contributions or debt financing, as the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that is scheduled to mature over the next twelve months, (iv) reduce expenditures and attain further operating efficiencies, and, (v) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment as well as the Company’s financial performance year-to-date, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to us, or that we will be able to achieve profitable operations and positive cash flows. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Cash Flows

During the nine months ended September 30, 2008, the Company’s principal uses of funds consisted of capital expenditures and working capital related mainly to international greenfield initiatives; operating activities, where expenditures have been in excess of revenues, including for the international greenfield initiatives; and payment of interest on bank debt. The principal sources of funds during this period included net borrowings under the Company’s various loan agreements and proceeds from the sale of assets.

Comparison of Nine Months Ended September 30, 2008 and Nine Months Ended September 30, 2007

OPERATING ACTIVITIES: Net cash used in operating activities was $51.2 million in the nine months ended September 30, 2008 compared to net cash used in operating activities of $63.3 million in the nine months ended September 30, 2007. The improvement in cash used in operating activities in the nine months ended September 30, 2008 was mainly due to lower contributions to the Company’s pension plan and reductions in net working capital spent during the current period. Accounts receivable represented approximately 53 days of sales outstanding at September 30, 2008 as compared to 48 days of sales outstanding at December 31, 2007. Inventories and accounts payable represented approximately 67 days and 28 days, respectively, of days cost of sales outstanding at September 30, 2008 as compared to 80 days and 30 days, respectively, of days cost of sales outstanding at December 31, 2007. The contributions to the frozen Burlington Industries defined benefit pension plan in the 2007 period of $19.9 million were primarily related to the Company’s exit from certain businesses, the closure of the Hurt, Virginia finishing plant and certain overhead reductions. The Company estimates making minimal additional contributions in 2008 and early 2009 to this pension plan.

INVESTING ACTIVITIES: Net cash used in investing activities was $18.5 million in the nine months ended September 30, 2008 compared to $119.3 million in the nine months ended September 30, 2007, which periods included capital expenditures of $46.4 million and $125.6 million, respectively. Investing activities for the 2008 period included $24.4 million of proceeds from the sale of the Burlington brand name and $3.5 million from the sale of other assets. Capital expenditures for the international greenfield projects were $32.6 million in the nine months ended September 30, 2008 and $86.0 million in the nine months ended September 30, 2007. Capital expenditures in the automotive safety segment were approximately $27.0 million higher in the 2007 period due to the expansion of OPW production capacity in North America. Capital expenditures for the fourth quarter of the 2008 fiscal year are projected to be approximately $3.5 million and relate primarily to the Company’s international greenfield initiatives.

FINANCING ACTIVITIES: Net cash provided by financing activities of $54.7 million in the nine months ended September 30, 2008 was primarily attributable to net borrowings under the Bank Credit Agreement used to fund operations and expansion activities, partially offset by repayments of certain term loan and capital lease obligations. Net cash provided by financing activities of $159.5 million in the nine months ended September 30, 2007 was primarily the result of the issuance of $80.0 million of the Notes (defined below), the issuance of $50.0 million of Preferred Stock and other net borrowings used to fund international operations and expansion, partially offset by repayments of certain term loans and capital lease obligations and the payment of financing fees.

The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Company’s various bank loans are reasonable estimates of their fair value at each applicable measurement date because of the short maturity of these instruments or, in the case of the bank loans, because of the variable interest rate terms. The Company is not able to estimate the fair value of its Notes or its unsecured subordinated notes because these securities are not publicly traded and were originally issued in privately-negotiated transactions. However, based on changes in general credit markets and the general deterioration of conditions in the North American automotive markets since the issuance of these securities, the Company estimates that any similar debt instruments would have been issued on less favorable terms had the Company issued such securities on September 30, 2008.

Bank Credit Agreements

On December 29, 2006, the Company and certain of its subsidiaries entered into a credit agreement with General Electric Capital Corporation and certain other signatories thereto (as amended, the “Bank Credit Agreement”). Also on December 29, 2006, the Company’s wholly owned subsidiary, Burlington Morelos S.A. de C.V. (the “Mexican Holding Company”), entered into a term loan agreement (the “Term Loan Agreement”) with General Electric Capital Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009.

Prior to October 1, 2008, the Bank Credit Agreement provided for a revolving credit facility, including a letter of credit sub-facility, in the aggregate amount of up to $165.0 million (the “Revolving Credit Facility”). On October 1, 2008, the Revolving Credit Facility was amended such that the aggregate revolving loan commitment amount was reduced to $129.0 million. Also as of October 1, 2008, the interest rate margin applicable to loans made under the Revolving Credit Facility was increased to 2.75% in excess of the LIBOR rate or 1.75% in excess of the prime rate, as selected by the Company. This amendment also modified certain provisions of the borrowing base to increase the maximum amount of insured eligible accounts receivable that are permitted also provided for certain modifications to the Revolving Credit Facility as they relate to the Company’s availability and average adjusted availability requirements thereunder (each as defined in the Revolving Credit Facility). The amendment reduced the availability level at which the Company first becomes required to comply with a fixed charge coverage ratio. The amendment also reduced the average availability that is required prior to making certain inter-company loans and investments.

The Bank Credit Agreement contains a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. The Revolving Credit Facility requires the payment of a commitment fee of either 0.25% or 0.375% per year, depending on amounts borrowed, payable monthly.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than ITG Automotive Safety Holdings LLC (f/k/a BST US Holdings LLC, “Automotive Safety Holdings”) and its U.S. subsidiaries) and a pledge by the Company of the stock of certain foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V. At September 30, 2008, there was $73.3 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 4.8% and $10.5 million outstanding under the Term Loan Agreement at a weighted average interest rate of 8.5%.

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

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including restricting the Company’s ability to operate its business in the ordinary course. At September 30, 2008, the Company had approximately $21.0 million of availability and $26.4 million of average adjusted availability, and at such levels there are no meaningful restrictions on the Company nor are there any covenant requirements. The following describes the actions that may be taken by the lenders under the Bank Credit Agreement at certain average adjusted availability or availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives.

•

If average adjusted availability is less than $17.5 million or if availability is less than $12.5 million, the Company would be required to maintain a fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at September 30, 2008. However, if the Company was required to calculate the ratio, the Company would not be in compliance based on its financial results through September 30, 2008. Such non-compliance would be an event of default under the Bank Credit Agreement.

•

If availability and/or average adjusted availability were to fall below certain predefined levels, certain funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, could be requested by the lenders under the Bank Credit Agreement to make either a cash capital contribution or a subordinated loan to the Company in specified amounts not to exceed $15.0 million.

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

•

In an event of default, the lenders under the Bank Credit Agreement may terminate the commitment to make loans or issue letters of credit and declare all loans outstanding, interest accrued but unpaid and all other amounts due under the loan to be immediately due and payable. Further, the lenders may take direct control over the Company’s depository bank accounts.

As of November 12, 2008, the Company had approximately $20.0 million of availability and $18.7 million of average adjusted availability under the Bank Credit Agreement, and at such levels the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. Additionally, absent a cash infusion from certain funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board or from other parties, in the form of a capital contribution or a subordinated loan, it is likely that the average adjusted availability could fall below the $17.5 million level by December 31, 2008, or shortly thereafter, subjecting the Company to compliance with the fixed charge coverage ratio in the Bank Credit Agreement. Based on the financial results through September 30, 2008, the Company would not be able to comply with such covenant requirement. Such non-compliance would be an event of default under the Bank Credit Agreement. In the event of default, the lenders may terminate the commitment to make loans or issue letters of credit and declare all loans outstanding, interest accrued and unpaid and all other amounts due under the loan to be immediately due and payable and could allow lenders under other financing arrangements to declare any debt to which a cross default or cross acceleration provision applies (Term Loan Agreement and Senior Subordinated Notes) to be immediately due and payable. If there was an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights to declare all amounts due and payable, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations.

The Term Loan Agreement contains certain covenants customary for financings of this type, including a fixed charge coverage ratio (as defined in the Term Loan Agreement) that is required to not be less than 1.05:1.0, at any time. At September 30, 2008, the Company was in compliance with all Term Loan Agreement covenants. However, if the fixed charge coverage ratio is not met, such violation, if not waived or amended, would be an event of default and would allow lenders under the Company’s various financing agreements to discontinue lending to the Company, to accelerate the payment of the related debt, as well as any other debt to which a cross default or cross acceleration provision applies (Term Loan Agreement, Bank Credit Agreement and Notes (as defined below)) and to declare all borrowings outstanding thereunder to be immediately due and payable. There can be no assurances that the Company will be able to remain in compliance with this fixed charge coverage ratio, or other ratios or covenants, in future periods.

Automotive Safety Holdings is a party to a credit facility, as amended (the “Automotive Safety Facility”), consisting of a €19.8 million (approximately $29.0 million at September 30, 2008) revolving credit facility (the “Automotive Safety Revolver”), a €98 million (approximately $142.0 million at September 30, 2008) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), all of which mature on June 30, 2009. At September 30, 2008, approximately $16.0 million was outstanding under the revolving credit facility leaving approximately $13.0 million of additional borrowings available under this facility. The Automotive Safety Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage, a debt coverage ratio and a fixed charge coverage ratio which are calculated quarterly, and restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments, all as defined or described in the Automotive Safety Facility. At September 30, 2008, the Company was in compliance with such debt covenants and other requirements. At such dates, the interest coverage of 2.17x exceeded the required minimum 2.05x; the debt coverage of 4.19x was below the maximum allowed required 4.60x; and the fixed charge coverage of 1.47x exceeded the required minimum 0.90x. The covenant requirements become more burdensome in future periods, with, among other things, a more restrictive debt coverage ratio adjusting to a level requiring that such ratio be less than or equal to 4.45x and 3.60x as of December 31, 2008 and March 31, 2009, respectively. Due to the tightening of the covenant requirements at the end of December 2008 and March 2009, and the expectation of reduced operating income in such future periods largely attributable to the global financial crisis and the announced planned production cuts and capacity reductions in the automotive industry, it is likely that the Company could violate certain of the required covenants in such future periods. The Automotive Safety Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the Automotive Safety Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. Borrowings under the Automotive Safety Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR, plus an applicable margin.

On April 15, 2008, the Company completed the previously announced Realignment that resulted in the consolidation of the Company’s automotive safety businesses into a single operating group and related modifications to its various financing agreements. Pursuant to the Realignment, the automotive safety segment’s operating entities whose assets were pledged under the Bank Credit Agreement were exchanged for the equity interests in Narricot Industries, LLC (“Narricot”) together with a $70.0 million note payable by Automotive Safety Holdings to the Company (the “Intra-company Note”).

In addition, on April 15, 2008, Automotive Safety Holdings amended and restated the agreement relating to the Automotive Safety Facility (the “Amended Automotive Safety Facility Agreement”). Pursuant to the Amended Automotive Safety Facility Agreement, the margins on the Automotive Safety Revolver, the First Lien Term Loan and the Second Lien Term Loan thereunder were increased to 5.5%, 5.5% and 14.0%, respectively, after April 15, 2008, and the aggregate commitment under the Automotive Safety Revolver was set at €19.8 million (approximately $29.0 million at September 30, 2008). The 14.0% margin consists of a cash portion of 9.0% and a noncash payable in-kind portion of 5.0%, with the payable in-kind interest compounded semi-annually. In addition, the Amended Automotive Safety Facility Agreement contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively. At September 30, 2008, there was $11.6 million in U.S. dollar loans at an interest rate of 8.3% and $4.3 million in Euro loans at an interest rate of 10.0% outstanding under the Automotive Safety Revolver, €98.0 million (approximately $142.0 million at September 30, 2008) outstanding under the First Lien Term Loan at an interest rate of 10.7%, and $33.3 million outstanding under the Second Lien Term Loan at an interest rate of 17.1%.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 4.2% at September 30, 2008. One-third of the total term loan amount outstanding is required to be repaid in each of June 2009, June 2010 and June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $29.5 million at September 30, 2008.

The shareholders of the Cone Denim (Jiaxing) Limited joint venture have advanced non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the unaudited condensed consolidated balance sheet line “Note payable to joint venture partners.” Also included in this balance sheet line item are three loans payable to the Company’s automotive safety segment joint venture partner in China, which total to $1.5 million. These loans are due in 2010 and 2011 and incur interest at an annual rate of 10.0%.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained financing from China Construction Bank. Such funding is being used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange changes. At September 30, 2008, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2008, outstanding borrowings under this facility were $11.9 million with a weighted average interest rate of 6.4%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. On June 11, 2008, the State Bank of Vietnam raised the base rate to 14% for Vietnamese Dong (“VND”) borrowings. In response, most large commercial banks raised the VND borrowing rate to 21%. In response to inflation in Vietnam that currently approximates 26% annually, the Vietnam central bank has raised interest rates three times in 2008. ITG-PP Joint Venture has both VND and U.S. dollar based loans and, as such, is currently paying interest rates ranging from 8% to 21%. At September 30, 2008, $21.9 million was outstanding under this facility with a weighted average interest rate of 9.9%; however, future re-pricings of maturing tranches are expected to incur higher rates. Subsequent to September 30, 2008, ITG-PP Joint Venture missed making a scheduled interest payment to Techcombank in the amount of approximately $0.2 million. The Company, due to limitations on its ability to make loans to and/or investments in international subsidiaries, has been unable to assist and is working with its joint venture partner to develop an acceptable solution to satisfy this obligation and avoid an event of default. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, Cone Denim de Nicaragua, S.A. (“CDN”) entered into a term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua. The loan amounts are being used to finance a denim manufacturing plant being built by CDN outside of Managua, Nicaragua. The amount of the financing totals $37.0 million and is for a term of seven years. Loans are to be repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time if and when CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement. At September 30, 2008, $37.0 million was outstanding under this facility with an interest rate of 6.8%. The term loan is non-recourse to the Company, but is secured by certain assets of CDN.

Subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”). The Notes bear interest at a rate of 18% per annum, subject to periodic increases if the Company has not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before December 6, 2008. The Company does not expect to complete a Qualified Issuance by this deadline. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. At September 30, 2008, $99.2 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. Also, there are minimum EBITDA (as defined in the purchase agreement relating to the Notes) requirements for the automotive safety segment and, beginning December 31, 2008, there are additional leverage ratio requirements, including the debt coverage ratios, as defined in the Company’s Automotive Safety Facility of 4.45x and 3.60x as of December 31, 2008 and March 31, 2009, respectively. Due to the expectation of reduced operating income in such future periods, largely attributable to the global financial crisis and the planned production cuts and capacity reductions in the automotive industry, it is likely that the Company could violate certain of the required covenants in such future periods. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of Automotive Safety Holdings and the Intra-company Note. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

The purchase agreement relating to the Notes contains certain provisions that limit the indebtedness (as defined in the purchase agreement relating to the Notes) that the Company can have outstanding with respect to its international greenfield initiatives. The Company and the holders of the Notes have reached an agreement in principle to resolve any disputes relating to such limitation and are currently negotiating the documentation for such agreement. While the Company believes it will be successful in implementing the agreement modifications to the purchase agreement, the written agreement has not been finalized and executed by the parties. If the Company and the Noteholders are unable to reach a definitive agreement that addresses this potential covenant issue, then the Company could be deemed to have been in violation of this indebtedness limitation at September 30, 2008 under the terms of the Notes, which would be an event of default and could provide the holders of the Notes the right to accelerate the payment of the Notes and could allow the lenders under the Company’s other financing arrangements to discontinue lending to the Company under revolving loan commitments and to declare any debt to which a cross default or cross acceleration provision applies (Bank Credit Agreement and Term Loan Agreement) to be immediately due and payable. If such agreement is not obtained and the holders of the Notes were entitled to exercise their rights to declare a default and accelerate the payment of amounts due under the Company’s debt agreements, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations.

Unsecured subordinated notes – related party

As of September 30, 2008, the Company had borrowed a total of $25.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, pursuant to three unsecured subordinated notes each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At September 30, 2008, $28.9 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), of which 9,076,443 shares of Preferred Stock were issued and outstanding at September 30, 2008. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Covenant Compliance

At September 30, 2008, the Company was in compliance with the covenants imposed by its principal credit facilities, with the possible exception of an international greenfield indebtedness limitation contained in the purchase agreement related to the Notes, as discussed above. The Company and the holders of the Notes have reached an agreement in principle to resolve any disputes relating to such limitation and are currently negotiating the documentation for such agreement. While the Company believes it will be successful in implementing modifications to the purchase agreement that are acceptable to the Company and the holders of the Notes, the written agreement has not been finalized and executed by the parties. If the Company and the Noteholders are unable to reach a definitive agreement that addresses this potential covenant issue, then the Company could be deemed to have been in violation of this indebtedness limitation at September 30, 2008 under the terms of the Notes, which would be an event of default and could provide the holders of the Notes the right to accelerate the payment of the Notes and could allow the lenders under the Company’s other financing arrangements to discontinue lending to the Company under revolving loan commitments and to declare any debt to which a cross default or cross acceleration provision applies (Bank Credit Agreement and Term Loan Agreement) to be immediately due and payable. If such agreement is not obtained and the holders of the Notes, and certain other lenders, were entitled to exercise their rights to declare a default and accelerate the payment of amounts due under the Company’s debt agreements, the Company would experience severe liquidity issues that may materially adversely affect its financial condition and results of operations.

Based on the current expectation that cash requirements of the Company’s operations will continue to exceed the cash generated from such operations in the near term, the Company could default on covenants in various financing agreements, as discussed above, imposed by its principal credit facilities within the three months ending December 31, 2008 or thereafter. Such failure(s), if not cured, could allow the lenders under our financing agreements to discontinue lending, to accelerate the payment of the related debt and to declare all borrowings outstanding thereunder to be due and payable. Additionally, such defaults, if any, could allow lenders under any other debt to which a cross default or cross acceleration provision applies to declare such borrowings outstanding thereunder to be due and payable. Because of the foregoing uncertainties regarding the Note indebtedness limits and the potential default on covenants within the three months ending December 31, 2008 or thereafter, the Company has continued to classify its debt under the Notes, the Bank Credit Agreement and the Term Loan Agreement as current as of September 30, 2008.

The Company continues to negotiate certain modifications to various financing arrangements and believes that future external financings will be needed to support its cash requirements in both the near and long-term. There can be no assurances that the Company will be able to obtain modification of its various financing arrangements at times or on terms acceptable to it, if at all. The Company’s current cash flows are not sufficient to service its debt which matures in the next twelve months, nor are they sufficient to finance the successful execution of the Company’s strategy and related implementation of its international initiatives. Therefore, the Company will be required to seek financing from external sources. There can be no assurances that the Company will be able to obtain necessary financing.

Any failure by the Company to obtain necessary clarifications, waivers, revisions, amendments or refinancings with respect to the debt agreements for which covenant violations may currently exist or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

Commitments

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments, amounting to approximately $67.7 million at September 30, 2008, are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. Accordingly, at September 30, 2008, market prices of cotton and wool were substantially lower than the prices at which the Company was committed to purchase such commodity raw materials in the future under its firm purchase commitments contracts. In accordance with GAAP, the Company has accrued an unrealized net loss on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such unrealized loss measured as of September 30, 2008 and recognized in the quarter then ended amounted to $4.2 million and is included in “Other operating loss (income)–net” in the accompanying unaudited condensed consolidated statements of operations. The downward pricing trend has continued since September 30, 2008 and accordingly the Company could again be required to record an additional loss on its firm purchase commitment contracts in subsequent periods. Based on the market prices for wool and cotton at November 11, 2008, the unrealized net loss on the firm purchase commitments outstanding as of September 30, 2008 would approximate $11.9 million. If cotton and wool prices increase in future periods, the Company would not reverse the losses recorded against its firm purchase commitments under GAAP.

At September 30, 2008, ITG had capital expenditure commitments totaling $3.2 million, $1.4 million of which related to the ITG-PP Joint Venture described above. ITG plans to fund these commitments, depending upon limitations in its various loan agreements, from a combination of borrowings under its Bank Credit Agreement as well as through other external sources of financing as management deems appropriate. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2007, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $7.4 million. The Company contributed $22.9 million to this plan during fiscal year 2007 and $0.3 million during the nine months ended September 30, 2008. The Company expects to make additional contributions to this plan in 2009 at levels yet to be determined but that are estimated to be in excess of $2.0 million. Such future contributions will be dependent upon, among other things, plan asset performance, actual and expected future benefit payment levels and other actuarial assumptions.

Off-Balance Sheet Arrangements

At September 30, 2008, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the Securities and Exchange Commission (“SEC”). Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2008, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”). The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB Interpretation No. 45.

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under SFAS Nos. 133 and 138 related to its cotton forward purchase contracts and, as a result, these derivative instruments are excluded from hedge effectiveness evaluation. Changes in the commodity derivatives’ fair values are recorded in the unaudited condensed consolidated statements of operations in cost of goods sold, and in other (income) expense in 2007 for contracts related to international greenfield initiatives that had not begun the consumption of cotton in operations. At September 30, 2008, there were no commodity derivative instruments outstanding.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented; therefore, the changes in fair values of these derivative financial instruments are included in the unaudited condensed consolidated statements of operations in other (income) expense for the applicable periods presented.

In March 2007, Automotive Safety Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million (approximately $181.0 million at September 30, 2008) and a fixed rate of 4.10% through November 2008. At the same date an interest rate floor agreement was entered into with a notional amount of €125.0 million (approximately $181.0 million at September 30, 2008) and a fixed rate of 3.905% through November 2008. At September 30, 2008, the fair market value of these interest rate derivatives was $0.1 million. These cap and floor agreements expired on November 2, 2008 and, on November 4, 2008, the Company entered into a new interest rate cap agreement with a notional amount of €63.0 million (approximately $81.0 million at November 4, 2008). Changes in the interest rate derivatives’ fair values are recorded in the unaudited condensed consolidated statements of operations in interest expense.

Gains and losses on derivative instruments included a loss of $0.5 million in the three months ended September 30, 2008 and a loss of $0.4 million in the three months ended September 30, 2007. Gains and losses on derivative instruments included a gain of $0.4 million in the nine months ended September 30, 2008 and a gain of $1.6 million in the nine months ended September 30, 2007.

Contractual Obligations

	Payments Due by Period (in thousands)
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Long term debt including related interest payments	$549,365	$229,825	$246,623	$59,461	$13,456
Capital lease obligations	13,823	3,439	5,395	3,903	1,086
Operating lease obligations	15,986	3,560	5,995	5,720	711
Capital purchase obligations (1)	3,168	3,168	—	—	—
Other obligations (2)	72,034	72,034	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet	17,660	1,233	2,104	299	14,024

Total at September 30, 2008	$672,036	$313,259	$260,117	$69,383	$29,277

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on ITG’s balance sheet as of September 30, 2008, as ITG had not yet received the related goods or taken title to the property, plant and equipment. These capital purchase obligations relate primarily to capital equipment for the ITG-PP Joint Venture facility, the Cone Denim (Jiaxing) facility and the South Hill, Virginia automotive safety facility.
(2)	Other obligations include uncertain tax positions of $4.3 million recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” as well as payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of September 30, 2008 these unrecorded obligations primarily included $38.0 million for cotton purchase contracts, $14.2 million for wool purchase contracts and $14.0 million for yarn purchase contracts. See “Commitments” above for a discussion of losses recorded on raw material firm purchase commitments.

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

Critical Accounting Policies, Assumptions and Estimates

The management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited condensed consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”), and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of September 30, 2008 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those reported in the Company’s Annual Report.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities. To allow the time to consider the effects of the implementation issues that have arisen, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the Company has not yet adopted SFAS 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis. The Company expects to adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. In October 2008, FASB issued FSP FAS No. 157-3, “Determination of the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have an impact on the Company’s consolidated results of operations, financial position or cash flows. ITG is currently assessing the impact that the adoption of SFAS No. 157 is expected to have on its consolidated results of operations, financial condition or cash flows for nonfinancial assets and nonfinancial liabilities.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which became effective for the Company on January 1, 2008, provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. Generally, unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in a company’s earnings at the applicable subsequent reporting date. The Company has elected to not report such selected financial assets and financial liabilities at fair value and therefore the adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). This accounting will be required when SFAS 141(R) becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141(R). The Company has $37.9 million of goodwill at September 30, 2008 related to previous business combinations. The Company has not determined what effect, if any, SFAS 141(R) will have on the results of its impairment testing subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, at which time any balance in “minority interest” will be reclassified and presented as “noncontrolling interest” within stockholders’ equity on the Company’s consolidated balance sheet. The adoption of this statement is not expected to have a material effect on the Company’s financial condition or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s results of operations, financial condition and equity.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”) which amended the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008, at which time the adoption of FSP 142-3 will impact the Company’s disclosures about the Company’s intent and/or ability to renew or extend the term of recognized intangible assets and the treatment of related costs incurred to renew or extend such terms. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date.

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

Interest Rate Risk

The Company is exposed to interest rate risk through its bank credit agreements, which provide for borrowings at variable interest rates. An interest rate increase would have a negative impact to the extent ITG has outstanding borrowings under the bank credit agreements. The actual impact would be dependent on the actual level of borrowings. As of September 30, 2008, ITG’s total principal amount outstanding under bank credit facilities with variable interest rates was approximately $381.0 million. The Company also has entered into interest rate cap and floor agreements each with notional amounts of €125.0 million (approximately $181.0 million at September 30, 2008). These hedge agreements expired on November 2, 2008 and, on November 4, 2008, the Company entered into a new interest rate cap agreement with a notional amount of €63.0 million (approximately $81.0 million at November 4, 2008). Assuming for illustrative purposes only that the interest rates in effect and the amounts outstanding under these bank credit facilities and interest rate derivatives on September 30, 2008 remain constant, an increase in interest rates of 1.0% would have a negative impact of approximately $3.8 million on interest expense over the next twelve months.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are cotton, worsted wool and synthetic yarns. The prices for these products are a function of, among other things, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company from time to time enters into commodity forward, futures and option contracts agreements for cotton and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material prices. Cotton is the primary raw material used in ITG’s denim fabric. ITG has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. At September 30, 2008, there were no commodity derivative instruments outstanding.

At September 30, 2008, market prices of cotton and wool were substantially lower than the prices at which the Company was committed to purchase such commodity raw materials in the future under its firm purchase commitments contracts. During the latter part of the quarter ended September 30, 2008, cotton and wool prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. In accordance with U.S. generally accepted accounting principles, the Company has accrued net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses measured as of September 30, 2008 amounted to $4.2 million and were recognized in the three months ended September 30, 2008. The downward pricing trend has continued since September 30, 2008 and accordingly the Company could again be required to record an additional loss on its firm purchase commitment contracts in subsequent periods. Based on the market prices for wool and cotton at November 11, 2008, the unrealized net loss on the firm purchase commitments outstanding as of September 30, 2008 would approximate $11.9 million. If cotton and wool prices increase in future periods, the Company would not reverse the losses recorded against its firm purchase commitments under U.S. generally accepted accounting principles.

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

The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Continued disruptions in the financial markets could further adversely impact the availability and cost of credit, and could negatively affect the U.S. and world economies and our business.

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the lack of liquidity generally available, are adversely impacting the availability and cost of incremental credit for many companies. These disruptions are also adversely affecting the U.S. and world economies, and negatively impacting consumer spending patterns. These negative impacts have, and, in turn, could further negatively affect our business either through loss of sales to, or the inability to meet payment obligations by, any of our customers so affected or through the inability to meet our commitments because of a loss of supplies from any of our suppliers so affected. There are no assurances that government responses, if any, to these disruptions will restore consumer confidence or improve the liquidity of the financial markets. These continued disruptions, lack of liquidity or impacts to our customers and suppliers could have a material adverse effect on our business, financial condition or results of operations.

Noncompliance with debt covenants contained in our credit agreements could adversely affect our ability to borrow under our credit agreements and could, ultimately render a substantial portion of our outstanding indebtedness immediately due and payable.

Certain of the Company’s credit agreements contain affirmative and negative financial covenants, of which some adjust automatically in the near future, and which the Company expects will be difficult to comply with based on the Company’s current and expected financial condition and results of operations. A breach of any of these covenants or our inability to comply with any required financial ratios could result in a default under one or more credit agreements, unless we are able to remedy any default within any allotted cure period or obtain the necessary waivers or amendments to the credit agreements. Upon the occurrence of an event of default that is not waived, and subject to any appropriate cure periods, the lenders under the affected credit agreements could elect to exercise any of their available remedies, which may include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to such credit facility when due, the lenders could be permitted to proceed against their collateral. The election to exercise any such remedy could have a material adverse effect on our business and financial condition.

Changes in the availability and cost of any potential debt and/or equity financing may impact the Company’s ability to implement its strategic plan.

The Company expects that its cash flows from operations in the near term will not be sufficient to finance the successful execution of the Company’s strategy and the related implementation of its international greenfield initiatives. As a result, the Company expects that it will be required to periodically obtain funding from external sources. Depending upon the perceived cost and availability of any proposed funding at the appropriate time, the Company believes that future external funding may come from additional borrowings under its various credit agreements, or the public or private issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. The Company cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The Company’s Bank Credit Agreement contains certain availability and average adjusted availability requirements. The Company must maintain availability or average adjusted availability above the predefined levels set out therein, or certain limitations could be imposed on the Company and its operations by the lenders thereunder. Without the availability of cash pursuant to the Bank Credit Agreement, the Company believes it would be more difficult to obtain adequate financing to support its liquidity requirements. If we are not able to obtain sufficient cash from our operations or from any of these potential alternative funding sources, our operations, financial condition and liquidity would be materially adversely affected.

The Company’s inability to repay or refinance its substantial debt as it becomes due in the next twelve months.

Our ability to make required payments on our indebtedness depends on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations to make such payments for a variety of reasons, including, but not limited to, continued losses from our on-going businesses, general downturns in the economy, delays in the completion and operation of the international greenfield initiatives, changes in currency exchange rates in countries in which we operate, local laws restricting the movement of cash between the Company and our subsidiaries and the other reasons described elsewhere in this report, including under the heading “Outlook” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we cannot generate sufficient cash to service our debt, or are unable to refinance all or a portion of such debt at times, and terms, which are acceptable to us, we may have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional capital through alternative sources. Any of these actions may not be able to be affected on commercially reasonable terms, or at all. In addition, our various credit agreements, which contain certain affirmative and negative financial and operating covenants, may restrict us from adopting any one or more of these alternatives. Our inability to repay or refinance our debt maturing during the next twelve months, or the violation of any covenants which may impair, restrict or limit our ability to do so, could have a material adverse effect on our financial condition and results of operations.

Our potential inability to maintain sufficient liquidity to finance operations and make necessary capital expenditures may impact the Company’s ability to pay, when due, our indebtedness.

Our substantial debt could increase our vulnerability to general economic downturns and adverse competitive conditions by limiting our flexibility to plan for, or to react to, changes in our business. This limitation could place us at a competitive disadvantage compared to competitors that have less debt and more cash to insulate their operations from market downturns and to finance new business opportunities. Our ability to fund our operations and capital expenditures will depend on our ability to generate cash in the future. However, our business may not generate sufficient cash flow from operations for a variety of reasons, including general downturns in the economy, delays in the international greenfield initiatives, changes in currency exchange rates in countries in which we operate, local laws restricting the movement of cash between the Company and our subsidiaries and many other potential reasons.

ITEM 6.	EXHIBITS

Exhibit No.
31.1	Certification of CEO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Willis C. Moore, III
Executive Vice President and Chief Financial Officer

Date:	November 14, 2008