Form 10-K
period 2008-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2009-03-30
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that W.L. Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter was $920,102.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 18, 2009
Common Stock, par value $.01	17,468,327 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements are inherently predictive and speculative, are not a guarantee of performance and no assurance can be given that any of such statements will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, continued availability of external financing, compliance with applicable debt covenants, cost and availability of raw materials, expected timing of completion and sales ramp-up of various international greenfield initiatives, expected synergies, expected national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

In addition to changes to the underlying assumptions, important factors that could cause actual results to differ materially from those made or implied by any forward-looking statements include, without limitation:

•	our current financial condition may place us under stress which could result in the evaluation of strategic alternatives;

•	noncompliance with any debt covenants in our credit agreements;

•	the Company’s inability to repay or refinance its substantial debt as it becomes due in the next twelve months;

•	current economic conditions and the uncertain economic outlook;

•	continued disruptions in the financial markets;

•	successful execution of the Company’s strategy is dependent upon, among other things, the Company obtaining financing at times, and on terms, deemed acceptable by it;

•	changes in the availability and cost of any potential debt and/or equity financing;

•	the Company operates in a highly competitive and rapidly evolving market and faces intense competition from both established entities and new entries in its markets;

•	cost pressures resulting in further integration or industry consolidation;

•	demand for the Company’s products varies with trends in consumer demand for automobiles, the fashion industry, and general economic cycles, as well as other patterns;

•	downturns in the automotive industry, as well as production stoppages;

•	new suppliers in the North American automotive safety products market;

•	customers for airbag fabric and airbag cushions may, in certain circumstances, increase their internal production of airbag fabric and airbag cushions;

•	results could be affected by fluctuations in the cost and availability of materials as well as natural and other resources;

•	the automotive safety segment is dependent on a small number of major synthetic yarn suppliers;

•	the Company is dependent on the success of, and its relationships with, its largest customers;

•	significant international operations involve special risks that could increase expenses, adversely affect operating results and require increased time and attention of the Company’s management;

•	the Company’s international greenfield initiatives may not produce expected benefits;

•	changing international trade regulations and future quantitative limits, duties or tariffs may increase costs;

•	the Company’s products may become subject to future government regulation;

•	risks from changes in U.S. Government policies that would be unfavorable to domestic manufacturers;

•	the inability to protect its proprietary information and prevent third parties from making unauthorized use of its products and technology;

•	the Company’s assumed defined benefit pension plan may require substantial funding over the next several years;

•	low investment performance by our pension plan assets may require the Company to increase our pension liability and expense;

•	changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions; and

•	further impairment charges with respect to the carrying value of the Company’s goodwill and property, plant and equipment initiated by adverse industry or market developments.

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

Company Overview

Business

International Textile Group, Inc. (“ITG”, the “Company”, “we” or “us”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, that produces automotive safety (including airbag fabric and airbag cushions), apparel, government uniform, technical and specialty textiles. ITG’s global market presence currently includes operations principally in the United States, China, Germany, Poland, Romania, the Czech Republic, Mexico, Vietnam and South Africa. ITG’s long-term focus continues to be on the realization of the benefits of its global expansion, capitalizing on the expected long-term market growth of automotive safety textiles, leveraging the benefits of integrating acquired operations, completing construction and reaching full production at ITG facilities in China and Vietnam, as described below, and continuing to seek other strategic growth opportunities.

The Company considers its primary markets to be:

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

The Company’s automotive safety segment, which consists of the Company’s automotive airbag fabric and automotive airbag cushion businesses, is a leading Tier 2 global airbag cushion manufacturer in North America, Asia and Europe, as well as a leading airbag fabric manufacturer in North America and Europe. Tier 2 manufacturers produce and sell various automotive airbag components to airbag module integrators, referred to as Tier 1 suppliers, who then sell complete airbag modules to automobile manufacturers.

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

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. At December 31, 2008, the Company’s manufacturing footprint included 27 production facilities in 10 countries throughout 4 continents. The international greenfield initiatives and the reconfiguration of its operations were substantially completed by December 31, 2008 (with the exception of the Company’s complex in Vietnam), and the Company believes it is positioned to begin realizing certain of the benefits of its investments.

Combined with capabilities in the U.S., Mexico and Europe, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain that is expected to allow the Company to seamlessly supply products and related services to customers worldwide. We believe aligning with ITG’s customers is a critical component of our success. ITG estimates that, upon completion of all of its current international greenfield initiatives, its total investment in greenfield operations, including working capital, will exceed $300.0 million. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the current downturn in economic conditions across the world has resulted in certain delays in the recognition of the benefits previously expected.

Financial Condition

The Company’s financial position remains under severe stress, with limited liquidity as the cash requirements of our operations, including the funding of operating losses and capital expenditure commitments continue to exceed the cash generated by our operations. In addition, we were not in compliance with certain debt covenants under some of our debt facilities as of December 31, 2008. The Company has obtained temporary waivers of such defaults from the lenders under those credit facilities, and is engaged in discussions with such lenders regarding a restructuring of those borrowing arrangements. If the Company is unable to reach agreements with its various lenders to restructure the terms of its credit facilities, or if the Company is unable to continue to obtain necessary waivers of defaults that have occurred or may occur in the future, then the lenders would have the right to accelerate the Company’s obligations to repay amounts outstanding under the debt facilities in which the Company is in default, and under any other debt obligations to which a cross default or cross acceleration provision applies. Furthermore, even if the Company obtains necessary waivers of past or future defaults, a significant amount of the Company’s indebtedness matures by its terms during 2009. The Company’s current cash flows are not sufficient to repay its debt that matures in 2009, nor are they sufficient to finance the successful execution of the Company’s strategy and related implementation of its international initiatives. Therefore, the Company expects that it will be required to seek financing from external sources to meet its current financial obligations and to continue to execute its business strategy. Any failure by the Company to obtain necessary waivers, amendments or refinancings with respect to the debt agreements for which covenant violations exist, or may occur in the future, or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern. In such circumstances, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under applicable bankruptcy or insolvency laws. These financial issues, coupled with other issues such as the adverse effect of the global economic crisis on the Company’s businesses, raise substantial doubt about the Company’s ability to continue as a going concern.

See “Management’s Discussions and Analysis of Financial Condition and Results of Operations” for a detailed discussion of the Company’s financial position.

Company History and Financial Presentation

The Company, a Delaware corporation incorporated in 1994, was formerly known as Safety Components International, Inc. (“SCI”). The Company merged with a company formerly known as International Textile Group, Inc. (“Former ITG”) in October 2006 (the “Merger”) in a negotiated transaction. Upon completion of the Merger, SCI changed its name to “International Textile Group, Inc.” “SCI” is used herein to refer to the Company and its historical operations prior to the Merger.

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

SCI was originally formed to provide textile products, primarily airbags and airbag fabrics, to the automotive industry, and had been a publicly traded company since 1996. In December 2005, certain entities affiliated with WLR acquired a majority of SCI’s outstanding common stock, which at that time was eligible for quotation on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “SAFY.” The Merger was completed in October 2006 and the Company’s stock, which continued to be eligible for quotation on the OTC-BB, began trading under the symbol “ITXN.” Since May 13, 2008, the Company’s common stock has been quoted over-the-counter on the Pink OTC Markets Inc., or “Pink Sheets,” electronic quotation system under the symbol “ITXN.PK”.

At the time of the Merger, WLR controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value. The Company accounted for the acquisition of the minority interest of Former ITG using the purchase method of accounting in accordance with FASB Statement (“SFAS”) No. 141 , “Business Combinations” and FASB Technical Bulletin (“FTB”) No. 85-5, “Issues Relating to Accounting for Business Combinations”.

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

For reporting purposes, the years ended December 31, 2008 and 2007 include the financial results of SCI, Former ITG and BST Safety Textiles for the twelve-month periods then-ended, and 2006 includes the financial results of both SCI and Former ITG for the twelve-month period then-ended, and BST Safety Textiles for the period from December 9, 2006 to December 31, 2006.

Products and Segments

As of December 31, 2008, the Company reported its financial results in four reportable segments described below: automotive safety, bottom-weight woven apparel fabrics, narrow fabrics and all other. The Company’s products include a broad range of fabrics that are sold to the automotive safety, apparel, government uniform, interior furnishings and specialty fabrics and services markets. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker. The Company ceased to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first became operational. During the quarter ended June 30, 2008, operations at the various facilities underlying the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the consolidated statements of operations included in this annual report, and appear primarily in the bottom-weight woven apparel fabrics segment. Beginning in the quarter ended December 31, 2007, the Company’s narrow fabrics business met the criteria to be presented as a separate reportable segment under U.S. generally accepted accounting principles (“GAAP”). Prior to that quarter, the results of the Company’s narrow fabrics business were included in the Company’s all other segment. Following is a general description of the Company’s products and services; for additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Automotive safety

Through its automotive safety business segment, the Company produces automotive airbag fabrics and airbag cushions for automotive airbag modules. Airbag fabric and airbag cushions are components of airbag modules. The Company and other component manufacturers that sell their products to airbag module integrators are generally referred to as Tier 2 suppliers to the automotive industry. Airbag module integrators, which sell complete airbag modules to automobile manufacturers, are generally referred to as Tier 1 suppliers to the automotive industry. Tier 1 suppliers generally produce a majority of the components required for a complete airbag module. However, as the industry has evolved, Tier 1 suppliers have outsourced varying portions of non-proprietary components, such as airbag fabric and airbag cushions, to Tier 2 suppliers that specialize in the production of individual airbag components.

The Company’s airbag-related products include passenger, driver and side impact airbag cushions, side protection curtains, knee protection cushions and related parts and accessory components manufactured for installation in various car and truck models sold worldwide under multiple name brands, as well as airbag fabric sold to airbag manufacturers. The Company utilizes both traditional, labor intensive cut-and-sew methods for certain of its airbag products, as well as one-piece-woven (OPW) fabric technology to supply the growing side protection curtain portion of the automotive airbag industry. OPW fabric technology is used mostly in side-curtain airbags, which involves a complex production technique that does not require sewing, allowing the creation of airbag cushions that retain air for longer than cushions created with the traditional cut-and-sew process, allowing these airbags to provide rollover protection in the case of rollover accidents.

Bottom-weight woven apparel fabrics (including denim, cotton, synthetic and worsted)

The Company produces apparel fabrics for use in garments, typically bottoms (i.e., pants or shorts). Demand for apparel fabric generally arises, directly or indirectly, from apparel wholesalers and retailers. Generally, wholesalers and retailers do not manufacture garments themselves, but instead they use “cut and sew” contractors who convert apparel fabric into finished garments. When an apparel wholesaler or retailer contracts for finished garments from the cut and sew contractors, they will usually specify which fabric manufacturers’ product is to be used. The cut and sew contractor then purchases apparel fabric directly from the designated fabric manufacturer.

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

Narrow fabrics

The narrow fabrics segment includes narrow fabrics for seat belts, as well as for military and technical uses including webbing for backpacks, parachute cords, duffel bags, helicopter slings, hose coverings, and fall protection.

All other

Government uniform fabrics

The Company manufactures fabrics for military dress uniforms and battle dress uniforms (camouflage) sold primarily to the U.S. Government and to government contractors. Government legislation, commonly referred to as the Berry Amendment, generally requires that U.S. military uniform fabric must be manufactured in the United States. Recent legislation expanded the Berry Amendment into Homeland Security which could provide more opportunities for goods to be “Made in the USA”. Worsted fabrics marketed under the Burlington WorldWide brand name are produced for the military dress uniform business. The Company believes it is the largest producer of worsted fabrics for products produced for the U.S. military and fabrics protected by the Berry Amendment. The Company’s Carlisle Finishing business unit is a significant producer of military prints that are used to service the battle dress uniform business primarily for the U.S., but also for other governments and commercial interests.

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

Commission finishing

The Company believes it is one of the largest commission printers and finishers in North America. Commission textile dyeing, printing and finishing services are provided by the Company’s Carlisle Finishing business unit, primarily for decorative interior furnishings and specialty prints. The Company’s capabilities in this business include preparation, surface enhancement, dyeing, and finishing services. The Company has constructed a dyeing and finishing plant in China which supports the Company’s synthetic apparel business primarily for customers who cut garments in the Eastern Hemisphere. Targeted areas of growth for this plant include expansion of the protective barrier fabrics business in Europe, commission processing of apparel and interior furnishings fabrics for other Chinese mills, and expansion into automotive fabric production.

Segment and Geographic Information

The Company generally attributes its revenues based on the ultimate destination of products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities. Summarized financial information by segment and geographic area is provided below (in thousands). The data presented for the automotive safety reportable segment relates to certain historical businesses of BST Holdings (included in the Company’s results of operations beginning on December 9, 2006). For additional information, see Note 17 to the notes to consolidated financial statements included elsewhere in this annual report.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net Sales:
Automotive Safety	$403,783	$449,250	$228,197
Bottom-weight Woven Apparel Fabrics	391,984	402,338	409,013
Narrow Fabrics	47,382	60,112	2,965
All Other	159,123	108,817	103,009

	1,002,272	1,020,517	743,184
Intersegment sales	(7,140)	(9,664)	(9,663)

	$995,132	$1,010,853	$733,521

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net Sales:
United States	$374,101	$372,674	$358,639
Mexico	215,423	228,084	130,459
Poland	132,262	144,923	4,869
Germany	50,735	59,842	94,457
Other Foreign	222,611	205,330	145,097

	$995,132	$1,010,853	$733,521

	December 31, 2008	December 31, 2007	December 31, 2006
Long-lived Assets:
United States	$103,706	$118,287	$104,519
China	95,614	100,516	55,223
Germany	59,409	75,103	73,007
Poland	30,273	32,868	30,501
Vietnam	46,733	19,254	—
Nicaragua	37,167	67,204	9,478
Mexico	31,427	34,163	31,401
Other Foreign	19,033	18,707	11,521

	$423,362	$466,102	$315,650

Business Strategy and International Initiatives

As previously discussed, ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In realizing its strategy, the Company (i) has invested in four international greenfield initiatives that are more fully described below, (ii) continues to evaluate appropriate manufacturing expansion opportunities whether by acquisition, greenfield investments or strategic alliances and (iii) evaluates opportunities to further diversify geographically, vertically within existing supply chains and in complementary products or markets. The Company believes that a global platform will increase its flexibility to address customer relationships and mitigate market risks associated with any specific location.

As previously described, in April 2007 the Company completed the BST Acquisition by acquiring all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of its Series A Convertible Preferred Stock (the “ Series A Preferred Stock”) (see “Liquidity and Capital Resources” for a description of the Series A Preferred Stock).

The Company has integrated BST Safety Textiles with the Company’s historical automotive safety businesses. Management believes that the combined product, technical and market expertise of BST Safety Textiles and the Company’s historical automotive safety businesses provide long-term enhanced opportunities for growth and expansion of the automotive safety business. In the long-term, the acquisition of BST Safety Textiles is expected to provide operating cash flow to ITG, opportunities for significant synergies as the automotive businesses are integrated and long-term growth opportunities as economies such as China and India reflect increased automotive ownership and increase the focus on safety features of such automobiles.

The strategic focus of the Company’s automotive safety segment has been to become the lowest cost provider of total customer solutions for high quality automotive airbag fabric and airbag cushions worldwide. The Company has a joint venture with Kingsway International Limited, an entity associated with Huamao (Xiamen) Technical Textile Co., Ltd., or Huamao, which manufactures airbag and industrial and technical fabrics in China. This China Joint Venture produces automotive airbag cushions utilizing fabrics produced by Huamao. Production is targeted for the Chinese domestic and Asian markets. The Company owns 65% of this China Joint Venture. The Company is also party to a joint venture with KAP Textile Holdings SA Ltd., or Gelvenor, which, through its textiles divisions, produces high technology industrial, technical and specialized fabrics in South Africa. This South Africa Joint Venture produces automotive airbag cushions utilizing fabrics produced by Gelvenor. The Company owns 75% of this South Africa Joint Venture.

In early 2007, the Company acquired certain plant and airbag cushion assets of its Romanian subcontractor for airbag cushions for an aggregate purchase price of €5.5 million (approximately $7.2 million). This facility provides “cut and sew” services to the Company’s European automotive airbag business. The acquisition has allowed the Company to more fully integrate this business and lower its costs on products produced as well as allow for expansion of production at the facility.

In 2007, the Company completed the construction, and started production and testing, of a technologically advanced 28 million yard capacity vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, an area which we believe is undersupplied despite the high level of capacity for basic denims in China. The Cone Denim division is marketing 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. Cone Denim (Jiaxing) began production in the third quarter of 2007 and shipped its initial first quality production in October 2007. Cone Denim (Jiaxing) experienced increasing capacity utilization throughout 2008 and, depending on market conditions, may begin running at full capacity in the second half of 2009. The cost of this project was approximately $98 million.

The Company also has completed construction and equipment installation for a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile started limited production in the third quarter of 2007. This facility provides synthetic apparel fabrics, interior finishing fabrics and commission finishing services for other complementary products. The Company is expected to grow sales from a 2008 run-rate of approximately 6 million yards to approximately 10 million yards in 2009. The cost of this project was approximately $31 million, including working capital.

In April 2008, the Company opened a 28 million yard capacity vertical denim plant in Nicaragua. The choice of Nicaragua reflected the Company’s belief that Nicaragua, and Central America generally, would be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. In addition, the Company expected to benefit from tariff preference levels, or TPLs, granted to Nicaragua as part of the Central America Free Trade Agreement (“CAFTA”). A portion of such TPLs have been granted to the Company, which the Company expected to use to incentivize customers to purchase denims from Cone Denim facilities in Mexico and China. The cost of this project was approximately $110 million, including working capital. The facility in Nicaragua experienced increasing capacity utilization during the first three quarters of 2008. In December 2008, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the Company believes that no similar cut/sew/laundry operations are likely to be established or developed in the near future in that region. Further, on February 27, 2009, the largest customer of the Company’s Nicaraguan facility announced that it would be discontinuing production in certain of its facilities in the Central American region, which is expected to result in a material reduction of sales opportunities in the near-term. These plant closures by our customers demonstrate the further deterioration of the Central American supply chain which is critical to the long-term success of the Company’s operations in that region. Accordingly, the Company is currently evaluating strategic alternatives for its Nicaraguan denim facility and plans to temporarily idle the facility until such decisions have been finalized. The idling of that facility could have an adverse effect on the Company’s net sales related to bottom-weight woven apparel fabrics.

The Company and Phong Phu Corporation are building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG – Phong Phu Ltd., Co. Joint Venture (“ITG-PP Joint Venture”) is 60% owned by the Company. Construction of these facilities commenced in March 2007 and the initial phase of this project is substantially complete but is not expected to reach full production until late 2009 or early 2010, depending on the effects of the current global economic recession. This venture is expected to offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex began to generate garment sales through our cut/sew/laundry operation in the first half of 2008, with the textile facility expected to begin commercial production in early 2009 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually. The cost of the first phase of this project was approximately $77 million, including working capital.

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

In September 2007, the Company announced that its Burlington WorldWide (BWW) business unit entered into a marketing and commercial partnership with OCM India Limited (OCM). OCM is a leading Indian manufacturing company of worsted wool fabrics located in Amritsar, India and is majority-owned by affiliates of WLR. Under the agreement, BWW will provide technical and manufacturing support to OCM in the development of advanced manufacturing processes and operations and the development of new wool fabrics with opportunities to promote and use fabric technologies developed by BWW. BWW has developed and operates an export program for the sale of OCM products to the U.S., European and Asian markets. Also, OCM is licensed to produce and sell enhanced wool fabrics under the BURLINGTON® brand name to the domestic Indian market.

In January 2008, the Company announced that its BWW business unit entered into a marketing and commercial partnership with Lanificio Alfredo Rodina s.r.l. (Rodina) to launch an exclusive line of fine worsted wool fabrics. The new Burlington® esenzia Collection by Rodina was launched in February 2008. Under the terms of the agreement, Rodina is responsible for the product development and design of the Burlington® esenzia Collection. Rodina is the exclusive sales agent for the Collection in Europe and Asia. BWW markets and sells the Biella-inspired Collection in North America. The Burlington® esenzia Collection is manufactured using ITG’s Casimires manufacturing platform located in Mexico and the OCM manufacturing platform located in India.

In January 2008, the Company also announced that its Cone Denim division entered into a commercial and marketing partnership with RSWM Limited, which operates as part of the LNJ Bhilwara Group based in India. Under the terms of the agreement, the two companies develop and market the LNJ-Cone Denim® brand of denim fabric. Cone Denim is responsible for the product development and design of these fabrics and markets LNJ-Cone Denim products in key markets throughout the world. LNJ-Cone Denim fabrics are manufactured exclusively by LNJ at its facility in India.

In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington® brand name to Falke KGaA (“Falke”). Under the agreement relating to such sale, Falke acquired the right to the BURLINGTON trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America. The Company recorded a gain of $24.3 million in 2008 related to the brand name sale, which is included in “Other operating loss (income)—net” in the consolidated statements of operations.

The Company’s international initiatives, including its significant foreign operations and exports to foreign markets, are subject to a number of risks not attendant to operations in the United States, which are described in more detail in the section entitled “Risk Factors” below.

Customers

The Company sells its products to a diversified, worldwide customer base within the automotive safety, bottom-weight woven apparel fabric, government uniform fabric, interior furnishings fabric, and specialty fabric and services markets.

The automotive safety business segment sells its airbag cushions to Tier 1 suppliers globally for inclusion in specified car and truck models. Airbag fabric is sold in North America and Europe either directly to Tier 1 suppliers or to other Tier 2 suppliers, which then sew the airbag and sell it to a Tier 1 supplier. The Company has contractual relationships with several large, global Tier 1 suppliers, the most significant being, in alphabetical order, Autoliv, Inc., Delphi, Inc., Key Safety Systems, Inc., Takata Group and TRW Automotive Holdings Corp. (“TRW”).

The Cone Denim and Burlington WorldWide divisions serve customers throughout the apparel supply chain, including a variety of cut and sew contractors and apparel wholesalers and retailers, worldwide. The Company believes it is a leading supplier to the world’s leading jeanswear brands. The Company also believes it is a leading supplier to the U.S. military directly and indirectly of worsted wool fabrics for dress uniforms and printed fabrics for battle dress uniforms; the printed fabrics for battle dress uniforms are marketed through the Company’s commission finishing business in the all other segment.

Two customers, Autoliv, Inc. and TRW, each accounted for 10% or more of the Company’s net sales in 2008. Although none of the Company’s other customers accounted for 10% or more of direct net sales in 2008, Levi Strauss & Co. (“Levi Strauss”) is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace. In addition to Levi Strauss, key customers of the Company’s denim fabrics include, in alphabetical order, American Eagle Outfitters, Inc., Buckle Inc., Gap, Inc. (including retailers Banana Republic, GAP and Old Navy), and VF Corporation (whose principal jeanswear brands include Lee ® , Rustler ® and Wrangler ® ). Key customers of the Company’s synthetic and worsted products include, in alphabetical order, Cintas Corporation, Elbeco Incorporated, Fechheimer Brothers Co., JC Penney, Levi Strauss, Oxford Industries, Inc., and White Knight Engineered Products, Inc. Key customers of government uniform fabrics include the U.S. Government and suppliers to the U.S. Government.

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

The automotive supply market, which includes the airbag fabric and airbag cushion markets in which the Company’s automotive safety business segment operates, is highly competitive. Some of these competitors may have greater financial or other resources than the Company, or may be more diversified in product offerings than the Company. The Company competes primarily on the basis of product technical capability, product quality, price, reliability, and flexibility. The automotive safety business unit competes with various Tier 2 suppliers for airbag fabric sales, and with both Tier 1 and Tier 2 suppliers for airbag cushion sales. Because Tier 1 suppliers dictate the airbag fabric to be used in the airbag cushions they purchase from Tier 2 suppliers, the Company is sometimes required to use airbag fabric produced by its competitors in the airbag cushions manufactured by the Company. Some Tier 1 suppliers in-source a portion of their airbag fabric requirements. Tier 1 suppliers generally produce airbag cushions internally as well as purchase airbag cushions from Tier 2 suppliers. Tier 1 suppliers generally do not divide their production requirements for any single car or truck model between in-sourcing and outsourcing, but rather in-source all of their production requirements for some models and outsource all of their production requirements for other models. Tier 2 suppliers, such as the Company, generally do not compete with Tier 1 suppliers for airbag cushion sales to third parties. However, during downturns in the automotive industry, as is currently being experienced, Tier 1 suppliers tend to in-source a greater portion of their requirements in order to maximize utilization of their own facilities. In North America, the Company’s automotive safety business segment competes primarily with Milliken and Company (“Milliken”) for airbag fabrics and airbag cushions. In Europe, the primary airbag fabric competitors are Milliken, UTT Technische Textilien GmbH and NCV Industries, and the Company’s primary airbag cushion competitor is Aerazur S.A.

The textile apparel industry continually faces changes in demand and sourcing. Industry participants, including customers of the Company, continue to seek lower prices for textile products and have shifted the sourcing of products to outside of North America, principally to Asia, the Indian subcontinent and Central America.

Within the Company’s bottom-weight woven apparel segment, imports of foreign-made textile and apparel products are a significant source of competition. The Company believes that imports of apparel garments from Asia will continue to rise, whether as a result of the expiration of certain quotas on goods imported from China or the continued growth of imports from Vietnam and similar countries. The expected continued growth of imports is expected to place competitive pressures on the Company’s historical manufacturing locations, which the Company believes may be partially offset by its recent international initiatives.

Raw Materials

The Company uses many types of fiber, both natural (principally cotton and wool) as well as synthetic (polyester, nylon, polypropylene, acrylic, rayon, Tencel ®, Nomex, and acetate), in the manufacture of its textile products. The Company to date generally has had no difficulty in obtaining these raw materials, and it believes that there are sufficient supplies of raw materials in the worldwide market to satisfy its current and anticipated production requirements.

The raw materials required by the automotive safety segment largely consist of synthetic yarns, which are provided primarily by INVISTA, Inc. (“INVISTA”) and Polyamide High Performance GmbH (“PHP”).

The primary synthetic yarns include nylon, polyester and Nomex. INVISTA and PHP are the leading suppliers of airbag fabric yarn to both the Company and the market. The automotive safety segment’s principal customers generally require that they approve all suppliers of major airbag components or airbag fabric raw materials. These suppliers are approved after undergoing a rigorous qualification process on their products and manufacturing capabilities. In many cases, only one approved source of supply exists for certain airbag components. In the event that a sole source supplier experienced prolonged delays in product shipments or no longer qualified as a supplier, the Company would work together with its customers to identify another qualified source of supply. Any inability to obtain such alternative supplies, if necessary, could have a material adverse effect on the Company. Other materials, such as dyes and chemicals, are generally available, but, as in the case of the Company’s primary raw materials, continued availability is dependent to varying degrees upon the adequacy and cost of the polymers used in production and petroleum prices.

Cotton and wool are available from a wide variety of domestic and foreign sources. The cost of cotton and, to a lesser extent, its availability generally has varied in the past several years as a result of volatility in crop production and demand. United States agricultural programs affect the crop production, and thus the cost and supply of cotton in the U.S., and the policies of foreign governments have an effect on worldwide prices and supplies as well. From mid-2007 through mid-2008 cotton prices have gradually increased and had a negative impact on the Company. Wool prices also increased in 2007 and in early 2008 as a result of the drought in Australia and the weakness of the U.S. dollar versus the Australian dollar and impacted the Company negatively in 2008. Cotton and wool prices fell significantly during the latter part of the quarter ended September 30, 2008, but the Company has not been able to benefit from these lower market prices due to its firm purchase commitments outstanding. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of unrealized losses on cotton and wool firm purchase commitments recognized in 2008). The Company is unable to predict the longer term trend of cotton and wool prices. Synthetic fibers, principally polyester, are generally available from a wide variety of sources both domestically and abroad. However, the prices of those fibers are influenced heavily by demand, manufacturing capacity, petroleum prices and the cost of the underlying polymers. In light of high petroleum prices in 2007 and portions of 2008, the cost to the Company of polymers was increased, impacting the Company’s overall raw material costs during those periods. Any continued price pressures, which the Company cannot predict, would impact the Company’s raw material costs in the future. As prices increase, the Company attempts to pass along certain of these raw material price increases to its customers in order to protect its profit margins. Its success in so doing is dependent upon market dynamics present at the time of any price increases. Historically, however, there has been a time lag between the Company’s experiencing raw material cost increases and its ability to pass any such increases on to its customers. While the Company was able to pass-through certain of these limited price increases to certain customers in 2008, the Company’s inability to pass on the overall effect of any such material price increases may materially adversely affect the Company’s results of operations, cash flows or financial position.

Employees

At December 31, 2008, the Company employed approximately 12,000 individuals worldwide. The Company’s hourly employees in Mexico, the Czech Republic and South Africa are entitled to a federally regulated minimum wage, which is adjusted from time to time. The Company seeks to set wages for its hourly employees in China at a level designed to compete for skilled workers in its economic zone market. Employees at the Company’s White Oak Plant in the United States and at its facilities in Mexico and the Czech Republic are unionized. The Company has withdrawn recognition of a union associated with a facility in Boykins, Virginia and is continuing with proceedings related to the process of decertifying this union. In addition, the Company’s wholly owned German subsidiary has a workers’ council pursuant to German statutory labor law, and a similar council exists at the Company’s facility in Romania. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

Regulatory

The Company’s operations are subject to various product safety, environmental, employee safety and wage and transportation-related statutes and regulations. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

As a provider of textile products internationally, the sale of the Company’s products is subject to various regulations governing trade among countries. The Company seeks to maximize the benefits that may be achievable under trade laws of various countries. For example, under the North American Free Trade Agreement, or NAFTA, entered into between the United States, Mexico and Canada, there are no textile or apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Because the Company is an apparel fabrics manufacturer and a resident, diversified textile product manufacturer in Mexico, the Company believes that NAFTA is advantageous to the Company. In addition, certain CAFTA legislation may assist the Company in its efforts to develop its denim manufacturing facility in Nicaragua.

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

In general, previously existing quotas on the importation of fabrics and apparel were phased out over a ten-year period that ended on January 1, 2005. These phased-out quotas only applied to World Trade Organization, or WTO, member countries. With China’s accession to the WTO in 2001, the phase-out completed on January 1, 2005 was applicable to that country as well. Given this short time frame, however, a “safeguard” mechanism, designed to protect against surges of imports from China, was established with respect to China only. While the safeguard mechanism expired on December 31, 2008, the U.S. Trade Representative to China maintains that it will continue to monitor against such surges due to the threat of unfair competition. The Company’s announcement of an investment in Vietnam coincided with Vietnam’s proposed entry into the WTO.

The Berry Amendment, which was enacted in 1941, is one of multiple statutes that impose “domestic source” requirements on products used in government procurement contracts. The Berry Amendment, in pertinent part, requires the Department of Defense, or DOD, to purchase only domestically produced apparel and fabrics. Under the requirement, these items must be made with 100% U.S. content and labor. The DOD may waive the Berry Amendment requirement and purchase foreign made goods under certain circumstances, such as “emergency” acquisitions or when U.S.-origin products are unavailable. Recent legislation has expanded the Berry Amendment into Homeland Security which could provide more opportunities for products to be “Made in the USA”.

The United States and other countries in which the Company’s products are manufactured and sold may impose new duties or tariffs, change standards for the classification of products or implement other restrictions. Management monitors new developments and risks related to duties, tariffs, quantitative limits and other trade-related matters pending with the U.S. and foreign governments. Customers of the automotive safety business segment require the Company to meet specific requirements for design validation. The Company and its customers jointly participate in design and process validations and customers must be satisfied with reliability and performance prior to awarding a purchase order. All standards and requirements relating to product performance are required to be satisfied before the Company is qualified as a supplier by its customers. The Company maintains extensive quality control and quality assurance systems in its North American and European automotive facilities, including inspection and testing of all products, and is TS 16949 and ISO 9001 certified. The Company also performs process capability studies and designs experiments to determine whether the manufacturing processes meet or exceed the quality levels required by each customer. The Company’s facility in the Czech Republic as well as its automotive safety fabric operations are also certified under the environmental management standard ISO 14001.

Environmental

The Company’s operations and properties are subject to a wide variety of environmental laws. Such laws may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of the Company’s operations expose it to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and liability for known environmental claims pursuant to such environmental laws will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued are expected to be required for the Company’s environmental control efforts and the final outcomes of these matters are not expected to have a material adverse effect on the Company’s financial position or results of future operations. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects.

Research and Development

The Company is committed to researching and developing new products, product and process improvements, and improving the quality of its existing products. These efforts are primarily channeled toward improving the quality, styling and performance of its fabrics and related products.

The Company’s airbag fabric and airbag cushion operations have maintained an active design and development effort focused toward new and enhanced products and manufacturing processes. The Company has technical centers in Greenville, South Carolina; South Hill, VA; Ensenada, Mexico; and Maulburg, Germany. Through the above noted technical centers, the Company has the ability to test and analyze a wide range of fabrics (airbag and other) under internationally accepted testing standards, including US-ASTM, Europe-DIN and ISO, Asian-JIS and Underwriters NFPA. All of the Company’s laboratories are ISO/TS 16949 certified, which is the most important industry certification. All validation and analytical testing of fabric is performed in these laboratories. Collectively, the Company’s technical centers, using technologically advanced equipment, have the capability to perform a wide breadth of tests including, without limitation, static and dynamic air testing, instron strength testing, coefficient of friction, fabric performance (shrinkage, elongation, stiffness, etc.) and flammability. Additionally, as a combined group the Company’s technical centers have the ability to do prototype manufacturing with dedicated staff and equipment.

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

The Company has substantially completed the development of computer aided design and manufacturing systems and other methods to facilitate and streamline interaction between employees and the Company’s customers, primarily in the bottom-weight woven apparel fabrics segment.

The Company’s research and development costs were approximately $10.5 million in 2008, $10.6 million in 2007, and $7.3 million in 2006.

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

Seasonality

Sales in the Company’s automotive safety segment are subject to the typical seasonal characteristics of the automotive industry, in which, generally, there are plant shutdowns in the third and fourth quarters of each calendar year. The strongest portion of the apparel sales cycle is typically from March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. In recent years, apparel fabric sales have become increasingly seasonal as customers have begun to rely more upon contract sewing and have sought to compress the supply cycle to mirror retail seasonality as described above. Historically, the Company’s apparel fabric sales have been typically four to six months in advance of the retail sale of the apparel garment. Demand for upholstery fabrics and the level of attendant sales generally fluctuate moderately during the year.

Backlog

The Company’s backlog of orders was approximately $136 million as of December 31, 2008 as compared to approximately $319 million as of December 31, 2007. The Company believes that the backlog of orders at December 31, 2008 will be filled during the 2009 fiscal year. The decline in the backlog of orders was primarily driven by the global economic crisis which has led to slower retail sales in the apparel segments and significantly reduced planned builds in the automotive safety segment.

Restructuring Activities and Discontinued Operations

The Company continues to examine its manufacturing operations and evaluate opportunities to reconfigure manufacturing and supply chain operations focusing on operational improvements and cost reductions, as well as reduce the Company’s general and administrative expenses. The Company also evaluates opportunities to restructure operations in an effort to align its manufacturing base with long-term opportunities and increase return on investment.

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

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant to other domestic facilities and its new synthetic finishing plant in China (Jiaxing Burlington Textile Company). This restructuring resulted in the elimination of approximately 840 jobs, mostly in the United States. Based upon expected customer requirements, synthetic fabric production was transitioned to ITG’s Burlington, North Carolina finishing plant. As with Jiaxing Burlington Textile Company, the Burlington finishing plant is servicing both apparel and interior furnishings customers. The Company substantially completed the realignment of its domestic synthetic and worsted operations in the second quarter of 2007, substantially completing the exit of its Hurt, Virginia dyeing and finishing plant. The Company transferred its worsted finishing operations from the Hurt facility to its Raeford, North Carolina facility, which presently produces yarn for the worsted fabric. This strategic move has consolidated key steps of the Berry Amendment-protected U.S. military dress uniform fabric production in a long term defensible domestic facility.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina. In conjunction with this transition, the plant stopped producing open-end yarns in order to further focus on being a niche supplier of premium denims. In 2007, the Company decided that it would further downsize operations at the White Oak plant and certain overhead positions within the denim division. These restructuring activities resulted in the elimination of approximately 280 jobs in the United States with severance benefits paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. In December of 2008, the Company announced that it would eliminate all ring-spinning operations and reduce its weaving capacity at the White Oak plant to adjust to current demand.

In 2007, the Company completed its transition of certain administrative functions within its automotive safety segment from its Greenville, South Carolina location to the Company’s corporate offices and other plant locations. In March 2007, the Company committed to a plan to transfer the operations of the automotive safety segment’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In September 2007, the Company announced that it would cease production at its Hildesheim, Germany facility in the automotive safety segment. The operations previously undertaken at this facility were transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively.

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

During 2008, the Company decided to cease the remaining activities at the Hildesheim facility which primarily consisted of research and development, design, product development and general and administrative (infrastructure) functions. This action affected approximately 90 employees.

In the fourth quarter of 2008, the Company initiated a cost reduction program related to selling, administrative and other staff reductions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions to create a single apparel fabrics division. These actions resulted in the termination of approximately 65 employees and were implemented to simplify the Company’s structure, streamline processes and reduce costs.

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

Our current financial condition may place us under stress which could result in the evaluation of strategic alternatives.

The Company’s financial position remains under severe stress, with limited liquidity due to the negative effect of the global economic crisis on sales as well as the cash requirements of our operations, which continue to exceed the cash generated by our operations. In addition, the Company was not in compliance with certain debt covenants under some of our debt facilities as of December 31, 2008. While the Company has obtained certain limited waivers with respect to certain covenant violations, any failure by the Company to obtain necessary waivers, amendments or refinancings with respect to the debt agreements for which covenant violations exist, or may occur in the future, or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in the acceleration of significant amounts of obligations, may result in severe liquidity issues, may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect the Company’s financial condition and results of operations as well as its ability to operate as a going-concern. In such circumstances, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under applicable bankruptcy or insolvency laws.

If we cannot comply with the covenants in our credit facilities, or obtain waivers or other relief therefrom from our lenders, we may default, which could result in a loss of the sources of our liquidity and an acceleration of our indebtedness.

The Company’s credit agreements and other debt obligations contain various affirmative and negative financial and other covenants, some of which adjust automatically to impose additional restrictions in the near future. The Company is currently not in compliance with certain of its covenants under various debt facilities, and expects that it will be difficult to comply with future covenant requirements based on the Company’s current and expected financial condition and results of operations. The Company has obtained temporary waivers of the existing defaults from the lenders under the applicable facilities through May 1, 2009, and is in discussions with those lenders regarding a restructuring of the terms and conditions of those borrowing arrangements. In the event that the Company is unable to reach an agreement to restructure those debt facilities, or if the Company is unable to obtain further waivers of the existing or any future defaults, then the lenders would have the right, subject to any appropriate cure periods, to exercise any of their available remedies, which include the right cease lending any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies to declare all borrowings thereunder to be immediately due and payable as well. If we are unable to repay the borrowings with respect to any debt obligations when they become due in accordance with their terms or upon such an acceleration, then the lenders have certain rights to proceed against our assets that are pledged as collateral. The election by any of our lenders to exercise any such remedy could have a material adverse effect on our business and financial condition. In such circumstances, the Company would need to explore other strategic alternatives, which could include a potential reorganization or restructuring under applicable bankruptcy or insolvency laws.

The Company’s inability to repay or refinance its substantial debt as it becomes due in the next twelve months could have a material adverse effect on our financial condition and results of operations.

Our ability to make required payments on our indebtedness depends on our ability to generate cash in the future. However, in the near-term our business is not expected to generate sufficient cash flow from operations to make such payments for a variety of reasons, including, but not limited to, expected continued losses from our on-going businesses, the current economic climate, delays in the completion and ramp-up of the international greenfield initiatives, expected changes in currency exchange rates in countries in which we operate, local laws restricting the movement of cash between the Company and our subsidiaries and the other reasons described elsewhere in this report, including under the heading “Outlook” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we cannot generate sufficient cash to service our debt, or are unable to refinance all or a portion of such debt at times, and on terms, which are acceptable to us, we may have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional capital through alternative sources. Any of these actions may not be able to be affected on commercially reasonable terms, or at all. In addition, our various credit agreements, which contain certain affirmative and negative financial and operating covenants, may restrict us from adopting any one or more of these alternatives. Our inability to repay or refinance our debt maturing during the next twelve months, or the violation of any covenants which may impair, restrict or limit our ability to do so, could have a material adverse effect on our financial condition and results of operations.

Current economic conditions and uncertain economic outlook could continue to adversely affect our results of operations and financial condition.

The global economy is currently undergoing a period of unprecedented volatility which has negatively affected the Company’s results of operations and financial condition. We cannot predict when economic conditions will improve or stabilize. A prolonged period of economic volatility, or continued decline could continue to have a material adverse affect on our results of operations and financial condition and exacerbate the other risks related to our business.

Continued disruptions in the financial markets could further adversely impact the availability and cost of credit, and could negatively affect the U.S. and world economies and our business.

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the lack of liquidity generally available, are adversely impacting the availability and cost of incremental credit for many companies. These disruptions are also adversely affecting the U.S. and world economies, and negatively impacting consumer spending patterns. These negative impacts have, and, in turn, could further negatively affect our business either through loss of sales to, or the inability to meet payment obligations by, any of our customers so affected or through the inability to meet our commitments because of a loss of supplies from any of our suppliers so affected. Further, we may be unable to obtain any credit necessary to comply with any purchase or other commitments. There are no assurances that government or private sector responses, if any, to these disruptions will restore consumer confidence or improve the liquidity of the financial markets or lessen the impact on affected market participants. These continued disruptions, lack of liquidity or impacts to our customers and suppliers could have a material adverse effect on our business, financial condition or results of operations.

Successful execution of the Company’s strategy is dependent upon, among other things, the Company obtaining financing at times, and on terms, deemed acceptable by it.

Successful execution of the Company’s strategy, and the related implementation of its international greenfield initiatives, will require the Company to periodically obtain financing from external sources. There can be no assurances that the Company will be able to obtain this financing in amounts, at times and on terms acceptable to it, if at all. Any failure by the Company to obtain any necessary financing in amounts, at times and on terms acceptable to it, if at all, may delay, or make impossible to implement, the Company’s strategy, which would have a material adverse effect on the Company.

Changes in the availability and cost of any potential debt and/or equity financing may impact the Company’s ability to implement its strategic plan.

The Company expects that its cash flows from operations in the near term will not be sufficient to finance the successful execution of its strategy and the related implementation of its international greenfield initiatives. As a result, the Company expects that it will be required to periodically obtain funding from external sources. Depending upon the perceived cost and availability of any proposed funding at the appropriate time, the Company believes that future external funding may come from additional borrowings under its various credit agreements, or the public or private issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. The Company cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The Company’s Bank Credit Agreement (as defined below) contains certain availability and average adjusted availability among other, requirements. The Company must maintain availability or average adjusted availability (as defined) above the predefined levels set out therein, and comply with the other financial covenants and limitations, or certain limitations could be imposed on the Company and its operations by the lenders thereunder. Without the availability of cash pursuant to the Bank Credit Agreement, the Company believes it would be more difficult to obtain adequate financing to support its liquidity requirements. If we are not able to obtain sufficient cash from our operations or from any of these potential alternative funding sources, our operations, financial condition and liquidity would be materially adversely affected.

The Company operates in a highly competitive and rapidly evolving market and faces intense competition from both established entities and new entries in its markets that may adversely affect the Company’s revenues and profitability.

The Company’s markets are highly competitive and evolving rapidly, both in the U.S. and internationally, and the Company has been subject to increased competition for its products. Competition is generally based upon price, product quality and service. The Company competes for sales with large integrated enterprises that may have greater financial and marketing resources than the Company, as well as with small, niche manufacturers that may be able to achieve greater market penetration than the Company in certain regions or with respect to individual product lines. Increased competition for the Company’s products, including in the form of lower cost production in other countries, or foreign imports at lower prices, could result in decreased prices and/or demand for the Company’s products, which could have a material adverse effect on the Company’s results of operations, cash flows or financial position.

In addition, many companies both in and outside of the Company’s industries have active research and development programs. Many of these companies have considerable experience in areas of competing interests to the Company. The Company cannot determine if other manufacturers are conducting potentially competitive research, which could result in the development and introduction of processes, products or materials that are either comparable or superior to the processes or materials the Company uses, or the products the Company sells. Further, new product introductions, product enhancements or the use of other technologies by the Company’s competitors could lead to a loss of market share and cause a decline in sales and/or gross margins.

Cost pressures resulting in further integration or industry consolidation could reduce sales opportunities, decrease sales prices and drive down demand for the Company’s products, especially within the automotive safety segment.

Automotive suppliers, such as certain of the Company’s customers, are currently subject to increasing cost pressures. As a result, certain suppliers are continuing to vertically integrate some industry operations. Consolidation within the automotive supply industry, as well as further vertical integration among the Company’s customers, in either case combined with increased in-sourcing as described below, could result in decreased sales prices and demand for the Company’s products. The occurrence of any one or more of these factors could have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Demand for the Company’s products varies with trends in consumer demand for automobiles, the fashion industry, and general economic cycles, as well as other patterns.

Demand for the Company’s automotive textile products is generally related to the demand for automobiles. A change in any number of factors, including U.S., European or world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers, consumer spending patterns and changes in fashion trends, could affect demand for textile products and, in turn, result in decreased sales prices and/or demand for the Company’s products. Demand for the Company’s apparel and interior furnishing products also vary with consumer spending patterns and changes in fashion. Any additional negative changes could have a further material adverse effect on the Company’s results of operations, cash flows or financial position.

Downturns in the automotive industry, as well as production stoppages, typically reduce demand for the Company’s automotive safety products and, therefore, reduce the Company’s revenues and income.

The Company sells its automotive safety products to Tier 1 suppliers, which in turn sell their modules to various automotive manufacturers. Automotive manufacturers have, from time to time, and are currently, experiencing rising inventories of unsold automobiles resulting in reduced production in order to balance inventory levels with sales. Additional sustained reductions in automotive production further reduce demand for the Company’s products and therefore reduce its revenues and profitability and could have a further material adverse effect on the Company’s results of operations, cash flows or financial position. The results of operations of the automotive safety segment are also subject to the effects of work stoppages within the automotive industry as a whole. In particular, sales of airbag products are vulnerable to interruptions as a result of work stoppages of labor forces of customers and/or major automotive manufacturers whose unionized workers may strike from time to time.

New suppliers in the North American automotive safety products market could reduce sales prices and demand for the Company’s automotive safety products.

The cost pressures currently being experienced in the automotive industry increase the possibility that a customer may seek to qualify new suppliers in the North American market, with the possibility of decreased sales prices and demand for the Company’s automotive safety products. New suppliers could be existing U.S. companies in similar or related businesses or existing foreign competition expanding into the North American market. New suppliers and competition could have a material adverse effect on the Company’s customers and/or suppliers resulting in a material adverse effect on the Company’s results of operations, cash flows or financial position.

The Company’s customers for airbag fabric and airbag cushions may, in certain circumstances, increase their internal production of airbag fabric and airbag cushions, reducing their demand for the Company’s automotive safety products.

The Company supplies airbag fabric and airbag cushions to Tier 1 suppliers. Most Tier 1 suppliers produce airbag cushions for some models of cars and trucks internally and outsource their production requirements for other models to Tier 2 suppliers, such as the Company. From time to time, Tier 1 suppliers decide to in-source the production of airbag cushions for car and truck models that were previously outsourced. During downturns in the automotive industry, as is currently being experienced, Tier 1 suppliers tend to in-source a greater portion of their requirements in order to maximize utilization of their own facilities. Similarly, but to a lesser extent, some Tier 1 suppliers in-source a portion of their airbag fabric requirements, and such in-sourcing also tends to increase during downturns in the automotive industry. These in-sourcing decisions have affected the Company, and any additional in-sourcing decisions by Tier 1 suppliers could materially adversely affect the Company’s results of operations, cash flows or financial position.

The Company’s results could be affected by fluctuations in the cost and availability of materials as well as natural and other resources used in the production of the Company’s products.

The primary materials used in the production of the Company’s products include cotton, wool, nylon and polyester. In addition, the Company relies heavily on naturally occurring resources such as fuel, as well as certain chemicals, in the production of its products. The materials and other resources used in the production of the Company’s products are subject to fluctuations in price and availability. For instance, cotton prices and availability vary from season to season depending upon crop yields and demand. The price of nylon and polyester is influenced by demand, manufacturing capacity and costs, petroleum prices and the cost of polymers used in producing polyester. The Company attempts to pass along certain of these material price increases to its customers in order to protect its profit margins. Its success in so doing is dependent upon market dynamics present at the time of any proposed price increases. With limited exceptions, increases in prices of materials or the resources used in the production of products have historically not been able to be, and in the future may not be able to be, passed along to customers of the Company through increases in prices of the Company’s products. The Company’s inability to pass on the effects of any such material price increases to its customers may materially adversely affect the Company’s results of operations, cash flows or financial position.

Decreased material or resource availability could impair the Company’s ability to meet its production requirements on a timely basis. If any production delays occur, or if any increases in these prices cannot be passed along to the Company’s customers, it could have a material adverse effect on the Company’s results of operations or cash flows.

The Company’s automotive safety segment is dependent on a small number of major synthetic yarn suppliers.

The raw materials for the Company’s automotive safety fabric operations largely consist of synthetic yarns provided by INVISTA, Inc. and PHP, among others. The primary yarns include nylon, polyester and Nomex. INVISTA and PHP are the leading suppliers of airbag fabric yarn to both the Company and the airbag cushion market generally. In particular, INVISTA supplies a majority of the nylon yarn used in the Company’s airbag fabric operations. The loss of either INVISTA or PHP as a supplier could have a material adverse effect on the Company.

The Company is dependent on the success of, and its relationships with, its largest customers.

The customer base of the Company’s automotive safety segment is highly concentrated, and this segment relies on key contractual relationships with several large Tier 1 suppliers. The most significant customers to this division, in alphabetical order, are Autoliv, Inc., Key Safety Systems, Inc., the Takata Group and TRW Automotive Holdings Corp. Each of Autoliv and TRW accounted for over 10% of the Company’s net sales in 2008. The loss of any key customer, its direction to a significant number of its contractors to purchase fabric or other products from a producer other than the Company or a material slowdown in the business of one of the key customers could have a material adverse effect on the Company’s results of operations, cash flows or financial position.

The Company’s apparel and textile solutions business is also dependent on the success of, and its relationships with, its largest customers. While none of the Company’s customers in the bottom-weight woven apparel fabrics segment accounted for 10% or more of the Company’s total direct net sales in 2008, one large customer of the denim fabrics division (Levi Strauss & Co.) is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Execution of the Company’s strategy will involve a further increase in international operations. Significant international operations involve special risks that could increase expenses, adversely affect operating results and require increased time and attention of the Company’s management.

The Company currently has significant operations outside of the United States. Additionally, the Company may, at some future date, seek to further expand its international operations as part of its business strategy. International operations are subject to a number of risks in addition to those faced by domestic operations, including:

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

Foreign operations also subject the Company to numerous additional laws and regulations affecting its business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export and anticorruption, including but not limited to the Foreign Corrupt Practices Act (the “FCPA”). The FCPA prohibits giving anything of value intended to influence the awarding of government contracts. Although the Company has put into place policies and procedures aimed at ensuring legal and regulatory compliance, its employees, subcontractors and agents could take actions that violate any of these requirements. Violations of these regulations could subject the Company to criminal or civil enforcement actions, any of which could have a material adverse effect on the Company’s business.

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

The Company’s international greenfield initiatives may not produce expected benefits.

The Company’s strategy includes the completion and operation of several international greenfield initiatives. The failure of one or more of these initiatives to be completed in a timely manner or at costs currently expected by management, or to produce sales in amounts and at times expected by management, may adversely affect the Company’s results of operations, cash flows or financial position. In December 2008, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the Company believes that no similar cut/sew/laundry operations are likely to be established or developed in the near future in that region. Further, in February 2009, the largest customer of the Company’s Nicaraguan facility announced that it would be discontinuing production in certain of its facilities in the Central American region, which is expected to result in a material reduction of sales opportunities in the near-term. These plant closures by our customers demonstrate the further deterioration of the supply chain in the Central America region which is critical to the long-term success of the Company’s operations in that region. Accordingly, the Company is currently evaluating strategic alternatives for its Nicaraguan denim facility and plans to temporarily idle the facility until such decisions have been finalized. The idling of that facility would, in the near term, have an adverse effect on the Company’s net sales related to bottom-weight woven apparel fabrics.

Changing international trade regulations and future quantitative limits, duties or tariffs may increase the Company’s costs or limit the amount of products that the Company can import from suppliers in a particular country.

Trade restrictions, including increased tariffs, safeguards or quotas, on textile products could limit the countries from which the Company is able to produce or source its products, restricting the availability of raw material and finished apparel sourcing by requiring yarn and/or fabric to be produced in certain countries or setting quantitative limits on products that may be imported from a particular country. These trade restrictions could have increasingly significant impact on the Company’s business if, after the Company has moved its operations to a particular location, unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed. The countries in which the Company’s products are manufactured, or into which they are imported, may from time to time impose additional regulations, or modify existing regulations, including:

•

additional duties, taxes, tariffs and other charges on imports, including retaliatory duties or other trade sanctions, which may or may not be based on World Trade Organization, or “WTO,” rules, and which would increase the cost of products purchased from suppliers in those countries;

•

quantitative limits on goods which may be imported into the United States from a particular country, including the imposition of further “safeguard” mechanisms by the U.S. Government or governments in other jurisdictions, limiting the Company’s ability to import goods from particular countries, such as China;

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

Especially with respect to products produced for the U.S. Government, certain of the Company’s products could become subject to stringent government regulation in the United States, or other countries in the future. These regulatory processes can be lengthy, expensive and uncertain. Additionally, securing necessary clearances or approvals may require the submission of extensive data and other supporting information. Failure to comply with applicable requirements could result in fines, recall, total or partial suspension of distribution, withdrawal of existing product or the inability to integrate product offerings. If any of these occur, it could have a material adverse impact on the Company’s business.

The Company faces risks from changes in U.S. Government policies that would be unfavorable to domestic manufacturers.

The Berry Amendment currently requires that the U.S. Department of Defense purchase certain products, including military clothing, manufactured with 100% U.S. content and labor. The Company relies on this requirement to profitably provide government uniforms and fabrics. If the government was to remove or reduce this domestic production requirement, the Company’s sales and profit levels could be adversely affected.

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

The Company has an assumed defined benefit pension plan, which will require substantial funding over the next several years. This required funding will reduce funds available for the execution of the Company’s strategic expansion.

The Company’s Burlington Industries subsidiary has a frozen defined benefit pension plan which is underfunded. This plan has a provision that allows individuals to receive their pension benefits in a lump sum payment when they leave the employment of the Company. Any material downsizing of the Company’s domestic workforce covered by this plan would likely result in the requirement for significant cash payouts from the plan, increase the funding deficit, and require funding from the Company, thereby reducing funds available for use in the execution of the Company’s strategy.

Low investment performance by our pension plan assets may require the Company to increase our pension liability and expense, which may require the Company to fund a portion of pension obligations and divert funds from other potential uses.

Our pension expense and required contributions to our pension plan is directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. Due to the significant market downturn during 2008, the funded status of our pension plans has declined and actual asset returns were below the assumed rate of return used to determine pension expense. If plan assets continue to perform below expectations, future pension expense and funding obligations will increase and therefore divert funds from other potential uses.

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

The Company’s success is highly dependent on the abilities of its management team. The management team must be able to effectively work together to successfully conduct the Company’s current operations, as well as implement the Company’s strategy, which includes significant international expansion. If they are unable to do so, the results of operations and financial condition of the Company may suffer. In addition, as part of the Company’s strategy of international expansion, there is intense competition for the services of qualified personnel. The failure to retain current key managers or key members of the design, product development, manufacturing, merchandising or marketing staff, or to hire additional qualified personnel for new operations could be detrimental to the Company’s business.

Anti-takeover provisions contained in the Company’s governance documents, and Delaware corporate law, may make it difficult for the Company’s stockholders to replace or remove the Company’s board of directors and could deter or delay third-parties from acquiring the Company, which may adversely affect the marketability and market price of the Company’s common stock.

Provisions contained in the certificate of incorporation and bylaws of the Company may make it difficult for stockholders to change the composition of the Company’s board of directors in any one year, and thus prevent them from changing the composition of management. These same provisions may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by management and the board of directors of the Company. In addition, the Company may, in the future, be subject to certain provisions of Delaware corporate law that may prevent certain stockholders from engaging in a business combination with the Company. Stockholders who might desire to participate in this type of transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of stockholders to benefit from a change in control or change in the Company’s management and board of directors and, as a result, may adversely affect the marketability and market price of the Company’s stock.

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

Affiliates of WLR own approximately 86% of Company’s total voting stock on a fully diluted basis. Also, affiliates of WLR hold six of the eight positions on the Company’s board of directors. Circumstances may arise in which affiliates of WLR or other major investors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their investment in the Company or another company in which they invest. In connection with any such transaction involving the Company, WLR could have interests that might conflict with, be different from, or be in addition to, the interests of the Company’s other stockholders. In addition, the Company may from time to time engage in transactions with related parties and affiliates that include, among other things, management and consulting arrangements.

Further impairment charges with respect to the carrying value of the Company’s goodwill and property, plant and equipment initiated by adverse industry or market developments.

The Company has a significant investment in goodwill and other intangible assets and property, plant and equipment. Impairment of such assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities or affect the products sold by our businesses, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included as a component of operating income. We remain subject to future risk in the event that goodwill and other intangible assets and property, plant and equipment become further impaired.

Item 1B.	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located in Greensboro, North Carolina, in a facility that is leased by the Company. As indicated below, the Company owns most of its manufacturing facilities. The Company believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. The Company’s principal manufacturing, distribution and administrative facilities at December 31, 2008 are listed below:

PRINCIPAL PROPERTIES

Facility Name	Products and Segment	Location	Owned/ Leased		Approximate Floor Area (Sq. Ft.)
Burlington Finishing	Synthetic apparel and interior furnishings finishing (2, 4)	U.S.	Owned		426,000

Carlisle Finishing	Commission finishing and government (4)	U.S.	Owned		665,000

Cone Jacquards	Interior furnishings (4)	U.S.	Owned		138,000

Greenville	Automotive safety (1)	U.S.	Owned		826,000

Raeford	Apparel and government (worsted) (2, 4)	U.S.	Owned		647,000

Richmond	Apparel, government and automotive safety (synthetic, worsted) (1, 2, 4)	U.S.	Owned		556,000

White Oak	Apparel (denim) (2)	U.S.	Owned		1,567,000

Casimires	Apparel (worsted) (2)	Mexico	Owned		699,000

Cone Denim Jiaxing	Apparel (denim) (2)	China	Owned	(5)	630,000

Cone Denim Nicaragua	Apparel (denim) (2)	Nicaragua	Owned		620,000

ITG Phong Phu	Apparel (cotton) (2)	Vietnam	Owned	(5)	513,000

Jiaxing Burlington Textile Company	Apparel (synthetic) and interior furnishings (2)	China	Owned		187,000

Parras Cone	Apparel (denim) (2)	Mexico	Owned		652,000

Summit Yarn	Apparel (denim) (2)	Mexico	Owned	(5)	280,000

Yecapixtla	Apparel (denim) (2)	Mexico	Owned		493,000

Ensenada, Mexico	Airbag cushions (1)	Mexico	Leased		108,000

Hildesheim, Germany	Airbag cushions (1)	Germany	Leased		23,000

Jevicko, Czech Republic	Airbag cushions (1)	Czech Republic	Owned		100,000

Changshu, China	Airbag cushions (1)	China	Leased	(5)	58,000

Kwa Zulu Natal, South Africa	Airbag fabrics (1)	South Africa	Owned	(5)	15,000

Sighisoara, Romania	Airbag cushions (1)	Romania	Owned		137,078

South Hill	Airbag fabrics (1)	U.S.	Owned		153,000

Boykins	Narrow webbing (3)	U.S.	Owned		213,000

Murg, Germany	Airbag fabrics (1)	Germany	Owned		218,000

Murg-Hanner, Germany	Airbag fabrics (1)	Germany	Owned		36,000

Maulburg, Germany	Airbag fabrics (1)	Germany	Owned		173,000

Czestochowa, Poland	Airbag cushions (1)	Poland	Leased		236,000

(1)	Automotive safety segment
(2)	Bottom-weight woven apparel fabrics segment
(3)	Narrow fabrics segment
(4)	All other segment
(5)	Joint venture

ITEM 3.	LEGAL PROCEEDINGS

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

We are aware of an alleged class action lawsuit filed against certain of the Company’s stockholders, certain members of our board of directors and our chief executive officer. We understand that the lawsuit involves allegations involving breaches of fiduciary duty in connection with the Merger, which Merger is described in Item 1 “Business—Company Overview” above. The Company is not named as a defendant in the lawsuit.

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

Since May 13, 2008, the Company’s common stock has been quoted under the symbol ITXN.PK on the Pink OTC Markets Inc. or “Pink Sheets” electronic quotation system. The Company’s common stock previously was eligible for quotation on the Over-the-Counter Bulletin Board (“OTCBB”). As a result of the significant concentration of stock ownership by affiliates of WLR, as described elsewhere herein, the level of public float of the Company’s common stock is extremely limited. There can be no assurances that an active trading market in the Company’s common stock will develop and, if it does develop, will be sustained. The following table sets forth the range of high and low bids on the common stock during each quarter within the twelve month periods ended December 31, 2008 and 2007, respectively, as reported by the Pink OTC Markets Inc. or the OTCBB, as applicable. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2008
First Quarter	$3.10	$1.15
Second Quarter	1.65	0.20
Third Quarter	0.37	0.20
Fourth Quarter	0.30	0.01

Year Ended December 31, 2007
First Quarter	$12.35	$7.00
Second Quarter	7.80	5.25
Third Quarter	7.70	5.30
Fourth Quarter	5.70	2.00

As of March 18, 2009, there were approximately 325 holders of record of the Company’s common stock.

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

During the three months ended December 31, 2008, the Company did not repurchase any equity securities that were registered by the Company pursuant to Section 12 of the Exchange Act.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	489,574	$10.10	4,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	489,574	$10.10	4,000,000

In connection with the Merger, the Company assumed the Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) of Former ITG. No further grants of equity awards are authorized to be made under either of these plans. As of December 31, 2008, a total of 455,987 and 33,587 shares may be issued under outstanding awards at a weighted average exercise price of $10.10 and $10.10 under the Equity Incentive Plan and the Directors’ Plan, respectively.

On April 1, 2008, the board of directors approved the Company’s 2008 Equity Incentive Plan (the “2008 Equity Plan”). A total of 3,000,000 shares of the Company’s common stock and 1,000,000 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) have been reserved for issuance under the 2008 Equity Plan. Shares of Series B Preferred Stock will automatically convert into shares of the Company’s common stock upon the completion of a qualified Public Offering (as defined in the certificate of designation relating to the Series B Preferred Stock) of common stock by the Company at a ratio equal to $25.00 divided by the public offering price per share in such Public Offering. The 2008 Equity Plan authorizes the granting of awards to participants in the following forms: (i) stock options; (ii) stock appreciation rights (“SARs”) payable in cash, shares of common stock or Series B Preferred Stock or both; (iii) restricted stock and restricted stock units; (iv) performance shares and performance units payable in cash, shares of common stock or Series B Preferred Stock or both; and (v) other stock-based awards. For purposes of awards of performance shares or performance units, management objectives set by the Company’s compensation committee for awards will be based on one or more criteria related to earnings, cash flows, share or equity values, or other pre-established financial or non-financial objectives. The maximum number of shares of common stock with respect to one or more awards under the 2008 Equity Plan that may be granted during any one calendar year or for any other performance period to any one participant is 450,000. The maximum number of shares of Series B Preferred Stock with respect to one or more awards under the 2008 Equity Plan that may be granted during any one calendar year or for any other performance period to any one participant is 225,000. A performance unit paid to a participant with respect to any performance period may not exceed $3,500,000 multiplied by the number of years in the performance period. There have been no awards issued under the 2008 Equity Plan.

Effective as of June 9, 2008, the stockholders of the Company approved and ratified the adoption of the 2008 Equity Plan pursuant to an action by written consent taken in lieu of a meeting in accordance with Section 228 of the General Corporation Law of the State of Delaware. In connection with the approval and ratification of the 2008 Equity Plan, the board of directors adopted, and on June 10, 2008 the Company filed with the Secretary of State of the State of Delaware, a certificate of designation relating to the Series B Preferred Stock of the Company authorized to be issued pursuant to the 2008 Equity Plan. As of December 31, 2008, no shares of Series B Preferred Stock had been issued.

Stock Performance Graph

The graph below compares the cumulative total return to stockholders on an investment in the Company’s common stock with the return on a similar investment in (i) the Russell 2000 Index and (ii) a peer group of various automotive safety and other textile manufacturers (the “Peer Group”). The graph assumes that $100 was invested in each applicable investment as of December 31, 2003 and that all dividends were reinvested.

The Peer Group consists of the following companies: Albany International Corp., Autoliv Inc., Culp, Inc., The Dixie Group Inc., Hanesbrands, Inc., Mohawk Industries, Inc., Oxford Industries, Inc., TRW Automotive Holdings Corp., Unifi, Inc., Sioen Industries N.V., Gamma Holding N.V. and Gildan Activewear, Inc.

The foregoing graph is not, and shall not be deemed to be, filed as part of the Company’s annual report on Form 10-K. Such graph should not be deemed filed or incorporated by reference into any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The Company, f.k.a. Safety Components International, Inc. (“SCI”) was originally formed to provide textile products, primarily airbags and airbag fabrics, to the automotive industry. In December 2005, certain entities affiliated with W.L. Ross & Co. LLC (“WLR”) acquired a majority of SCI’s outstanding common stock. In October 2006, the Company merged with a company formerly known as International Textile Group, Inc. (“Former ITG”) (the “Merger”).

At the time of the Merger, WLR controlled a majority of the outstanding stock of each of SCI and Former ITG and, as a result, for accounting purposes, the acquisition of the majority interest of Former ITG was accounted for under the “as if pooling-of-interests” method of accounting applicable to the transfer of assets or exchange of equity interests between entities under common control. Under the “as if pooling-of-interests” method of accounting, the value of the assets and liabilities transferred is recognized at historical carrying cost as of the date of the transfer, rather than at fair value. The Company accounted for the acquisition of the minority interest of Former ITG using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Financial Accounting Standards Board Technical Bulletin No. 85-5, “Issues Relating to Accounting for Business Combinations”.

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

For reporting purposes, the years ended December 31, 2008 and December 31, 2007 include the financial results of SCI, Former ITG and BST Safety Textiles for the twelve-month periods then-ended and 2006 includes the financial results of both SCI and Former ITG for the twelve-month period then-ended, and BST Safety Textiles for the period from December 9, 2006 to December 31, 2006. In order to reconcile the different fiscal year-ends of SCI and Former ITG, and still present, for financial reporting purposes, the results of Former ITG as those of the predecessor entity, the Company considers the three-month period from October 3, 2005 (the first day of Former ITG’s fiscal year) until December 31, 2005 (the last day of the fiscal year of the surviving entity in the Merger) as the “2005 transition period” in accordance with the views of the staff of the SEC. In accordance with “as if pooling-of-interests” accounting, the 2005 transition period consists of the results of Former ITG for such period combined with the results of SCI from December 3, 2005 (the day of acquisition of control of SCI by WLR) until December 31, 2005. References to the “2005 fiscal year” refer to the fiscal year of Former ITG ended October 2, 2005.

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

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

(amounts in thousands, except per share data)

(see Notes to Selected Financial Data)

	Year Ended December 31, 2008 (2), (3)	Year Ended December 31, 2007	Year Ended December 31, 2006	Three Months Ended December 31, 2005	Twelve Months Ended October 2, 2005	Forty-seven Weeks Ended October 3, 2004 (1)
	(As Recast)
Statement of Operations Data:
Net sales	$995,132	$1,010,853	$733,521	$125,422	$633,466	$548,954

Gross profit	13,468	81,920	58,385	4,489	73,994	50,377

Income (loss) from continuing operations	(241,026)	(76,446)	(35,494)	(3,708)	8,687	5,631

Income (loss) from discontinued operations	—	(3,714)	(13,976)	342	(1,806)	1,084

Extraordinary gain (loss), net of income taxes of $1,663 in 2005 (1)	—	—	—	—	(2,837)	56,123

Net income (loss)	(241,026)	(80,160)	(49,470)	(3,366)	4,044	62,838

Net income (loss) from continuing operations per common share:
Basic	(14.85)	(5.46)	(2.15)	(0.30)	0.89	0.62
Diluted	(14.85)	(5.46)	(2.15)	(0.30)	0.85	0.62
Cash dividends per common share	—	—	—	—	—	—

Balance Sheet Data:
Current assets	$306,361	$390,529	$411,551	$291,649	$236,125	$290,698
Property, plant and equipment	423,362	466,102	313,597	69,199	21,554	7,382
Total assets	761,251	963,921	828,032	391,166	291,572	331,722
Current liabilities	515,765	152,983	162,647	94,991	73,876	97,464
Long-term obligations	185,577	494,157	393,739	84,396	89,239	132,910
Stockholders’ equity	48,868	296,492	252,599	189,719	127,874	101,163

Notes to Selected Financial Data:

(1)	On November 10, 2003, WLR completed the acquisition of substantially all the assets of Burlington Industries, Inc. out of Chapter 11 bankruptcy proceedings. WLR created a separate legal entity to consummate the acquisition, WLR Burlington Acquisition LLC, which was wholly owned by three investment funds managed by WLR. The purchase price plus assumed liabilities and acquisition costs resulted in a total purchase price of $173.5 million allocated to assets valued at $221.5 million, generating unallocated negative goodwill of $48.0 million, which was recorded by WLR Burlington Acquisition LLC as an extraordinary gain on November 10, 2003. On March 12, 2004, WLR completed the acquisition of substantially all of the assets of Cone Mills Corporation out of Chapter 11 bankruptcy proceedings. WLR created a separate, wholly owned, legal entity, WLR Cone Mills Acquisition LLC, to consummate the acquisition. The purchase price plus assumed liabilities and acquisition costs resulted in a total purchase price of $100.8 million allocated to assets valued at $108.9 million, generating unallocated negative goodwill of $8.1 million recorded by WLR Cone Mills Acquisition LLC as an extraordinary gain on March 12, 2004. Effective August 2, 2004, WLR Cone Mills Acquisition LLC was merged with and into WLR Burlington Acquisition LLC. Immediately following this merger, WLR Burlington Acquisition LLC converted into a Delaware corporation under the name International Textile Group, Inc., which was subsequently renamed ITG Holdings, Inc. upon completion of the Merger. The results of operations of WLR Burlington Acquisition LLC have been included in the consolidated financial statements since its formation on November 10, 2003. The results of operations of WLR Cone Mills Acquisition LLC have been included in the consolidated financial statements from March 12, 2004 until August 2, 2004, the date of merger into WLR Burlington Acquisition LLC. In March 2005, the Company agreed to settle a lawsuit with the Pension Benefit Guaranty Corporation, or PBGC, by issuing common stock of the Company valued at $4.0 million, plus $0.5 million of cash. The cost of this settlement was treated as a purchase price adjustment and was recorded as an extraordinary loss, net of tax in the 2005 fiscal year consolidated statement of operations in accordance with GAAP.

(2)

In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington® brand name to Falke KGaA. The Company recorded a gain of $24.3 million in 2008 related to the brand name sale, which is included in “Income (loss) from continuing operations”.

(3)	Loss from continuing operations in 2008 includes non-cash impairment charges of $101.0 million primarily related to impairment of goodwill and other intangible assets of $43.9 million recorded in the automotive safety segment, and $53.0 million, $3.8 million and $0.3 million related to assets located in Nicaragua, the United States and China, respectively, each in the bottom-weight woven apparel fabrics segment (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International Textile Group, Inc. (“ITG”, the “Company”, “we” or “us”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, that produces automotive safety (including airbag fabric and airbag cushions), apparel, government uniform, technical and specialty textiles. ITG’s global market presence currently includes operations principally in the United States, China, Germany, Poland, Romania, the Czech Republic, Mexico, Vietnam and South Africa. ITG’s long-term focus continues to be on the realization of the benefits of its global expansion, capitalizing on the expected long-term market growth of automotive safety textiles, leveraging the benefits of integrating acquired operations, completing construction and reaching full production at ITG facilities in China and Vietnam, as described below, and continuing to seek other strategic growth opportunities.

The Company considers its primary markets to be:

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

On April 15, 2008, the Company completed a corporate realignment of certain of its operating entities (the “Realignment”) that resulted in the consolidation of the Company’s automotive safety businesses into a single operating group and related modifications to its various financing agreements. In the Realignment, the Company consolidated substantially all of the assets, liabilities and operations comprising its automotive safety segment under a single holding company, known as ITG Automotive Safety Holdings LLC. As a result, the Company’s automotive safety businesses, including the Maulburg, Germany based BST Safety Textiles business (“BST”), now operate under the “ITG Automotive Safety” brand name. As part of the Realignment, certain of the assets and operations of Narricot Industries, LLC, which produces narrow fabrics for military and technical uses, were separated from the operations of BST and now operate as a separate, direct subsidiary of the Company.

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. At December 31, 2008, the Company’s manufacturing footprint included 27 production facilities in 10 countries throughout 4 continents. The international greenfield initiatives and the reconfiguration of its operations were substantially completed by December 31, 2008 (with the exception of the Company’s complex in Vietnam), and the Company believes it is positioned to begin realizing certain of the benefits of its investments.

Combined with capabilities in the U.S., Mexico and Europe, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe aligning with ITG’s customers is a critical component of our success. ITG estimates that, upon completion of all of its current international greenfield initiatives, its total investment in greenfield operations, including working capital, will exceed $300.0 million. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the current downturn in economic conditions across the world has resulted in certain delays in the recognition of the benefits previously expected.

Current Global Economic Environment and Related Impact

The global economy is currently experiencing significant disruptions and generally unfavorable developments, which accelerated during the second half of 2008. The disruptions in the global financial markets and related restrictions on liquidity have impacted and are expected to continue to impact the availability and cost of capital for many companies. These developments have also adversely affected consumer spending in significant markets, including in both the automotive and apparel industries. The Company’s performance was negatively impacted by this environment, including its impact on consumer spending mainly beginning in the third and fourth quarters of 2008. Automotive and apparel production and sales have deteriorated substantially during this period and are not expected to rebound significantly in the near term. Therefore, considering the corresponding decrease in demand for our products, we assessed the recoverability of our goodwill and other intangible assets and long-lived assets, which resulted in the recognition of non-cash impairment charges of approximately $101.0 million. See “Restructuring Charges and Asset Impairments” herein.

International Greenfield Initiatives

In 2007, the Company completed the construction, and started production and testing, of a technologically advanced 28 million yard capacity vertical denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, an area which we believe is undersupplied despite the high level of capacity for basic denims in China. The Cone Denim division is marketing 100% of the denim produced at Cone Denim (Jiaxing) in coordination with Cone Denim’s other operations. Cone Denim (Jiaxing) began production in the third quarter of 2007 and shipped its initial first quality production in October 2007. Cone Denim (Jiaxing) experienced increasing capacity utilization throughout 2008 and, depending on global market conditions, may begin running at full capacity in the second half of 2009.

The Company also has completed construction and equipment installation for a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited started limited production in the third quarter of 2007. This facility provides synthetic apparel fabrics, interior finishing fabrics and commission finishing services for other complementary products. The Company is expected to grow sales from a 2008 run-rate of approximately 6 million yards to approximately 10 million yards in 2009.

In April 2008, the Company opened a 28 million yard capacity vertical denim plant in Nicaragua. The choice of Nicaragua reflected the Company’s belief that Nicaragua, and Central America generally, would be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. In addition, the Company expected to benefit from tariff preference levels, or TPLs, granted to Nicaragua as part of the Central America Free Trade Agreement. A portion of such TPLs had been granted to the Company, which the Company expected to use to incentivize customers to purchase denim from Cone Denim facilities in Mexico and China. The facility in Nicaragua experienced increasing capacity utilization during the first three quarters of 2008. In December 2008, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the Company believes that no similar cut/sew/laundry operations are likely to be established or developed in the near future in that region. Further, on February 27, 2009, the largest customer of the Company’s Nicaraguan facility announced that it would be discontinuing production in certain of its facilities in the Central American region, which is expected to result in a material reduction of sales opportunities in the near-term. These plant closures by our customers demonstrate the further deterioration of the Central American supply chain which is critical to the long-term success of the Company’s operations in that region. Accordingly, the Company is currently evaluating strategic alternatives for its Nicaraguan denim facility and plans to temporarily idle the facility until such decisions have been finalized. The idling of that facility would, in the near term, have an adverse effect on the Company’s net sales related to bottom-weight woven apparel fabrics.

The Company and Phong Phu Corporation are building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG-PP Joint Venture is 60% owned by the Company. Construction of these facilities commenced in March 2007 and the initial phase of the project is near completion but is not expected to reach full production until late 2009 or early 2010, depending on the effects of the current global economic recession. This venture is expected to offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities will include weaving, dyeing and finishing fabric operations, as well as garment production. This integrated complex started to generate garment sales through the Company’s cut/sew/laundry operation in the first half of 2008, with the textile facility expected to begin commercial production in early 2009 with an initial dyeing and finishing capacity for fabrics of 30 million yards annually.

Outlook

Recent and related restrictions on liquidity and disruptions in the global financial markets are adversely impacting the availability and cost of incremental credit for many companies. These disruptions are also adversely affecting consumer spending in significant markets, including in both the automotive and apparel industries.

Sales of the Company’s automotive safety products are affected by total automotive sales and product penetration rates worldwide. In the long-term, as consumers continue to seek vehicles with higher safety content, such as the number and functionality of airbags and rollover protection airbag systems, the Company expects that sales will increase. However, the recent deterioration of global financial markets and slowed economic growth have impacted near-term consumer confidence, resulting in a delay in purchases of durable consumer goods, such as automobiles. Certain significant customers of the automotive safety segment have recently announced reductions in their manufacturing capacity in many of the platforms, including plant closures, in response to the automotive manufacturers’ indications to curtail many of the platforms. Declining market share, inherent legacy issues with the automotive manufacturers and the impact of declining consumer confidence have also contributed to the Company’s recent decisions with respect to the planned production cuts and capacity reductions. For the foregoing reasons and like the automotive supply industry generally, the Company continues to experience significant competitive pressure for its airbag products. Considering the recent trends in the automotive industry, vehicle sales in 2009 are projected to be below 2008 levels in both Europe and North America, which is expected to have a continued negative impact on the Company’s sales and operating results. Recession in key markets is expected to continue into 2009 with a slow improvement in automotive builds currently projected to commence in late 2009 and through 2010.

The Company’s apparel business is predominately affected by changes in retail sales, as well as inventory at the retail and the manufacturer level, which generally began to decline in 2007 and have continued to decline in 2008. Based on the current economic conditions, retail sales are expected to weaken even further into 2009, which is expected to have a continued negative impact on the Company’s sales and operating results.

Based on continued news of a worsening financial crisis in the United States and Europe, and the expectation of significantly reduced apparel demand at retail, cotton and wool prices declined in the latter part of the 2008 third quarter and through the 2008 fourth quarter. However, as the Company has firm purchase commitments for such materials that generally extend into mid-2009, higher raw material prices incurred in 2007 and 2008 have placed a considerable operational and financial burden on the Company and are expected to negatively impact the Company through the first half of 2009. For a further discussion of the firm commitments and the accrued unrealized loss on such firm commitments during 2008, see Note 19 to the accompanying consolidated financial statements. It is unclear whether the recent decline of the spot price of certain commodities (including cotton and wool) is sustainable. Cotton and wool prices exceeded their historic ranges in the later part of 2007 and during most of the 2008 fiscal year. The ultimate effect of these raw material cost changes on the Company’s earnings cannot be quantified, as the effect of movements in cotton and wool prices on industry selling prices is still uncertain; however, any dramatic or unexpected additional increase in raw material prices could have a material adverse effect on the Company’s results of operations.

In addition to higher cotton and wool prices incurred in 2007 and most of 2008, other raw material, dye and chemical prices, and energy costs, increased significantly in 2008 on a global basis. These cost increases negatively impacted our financial results during 2008 and are expected to continue to negatively impact our results during 2009. While certain of these costs have leveled off or decreased since September 30, 2008, prices remain significantly higher compared to prior years, and short and long-term price levels remain uncertain. In the event that costs remain at these levels or re-escalate, and the Company is unable to pass through cost increases to customers while maintaining historical sales volume levels, these increases may have a material adverse effect on the Company’s results of operations.

The Company’s financial position remains under stress, with limited liquidity, as the cash requirements of its operations, including the funding of operating losses and capital expenditure commitments, continues to exceed the cash generated from such operations, especially as it related to the Company’s international greenfield initiatives. In addition, the Company is not in compliance with certain debt covenants pursuant to certain debt instruments and has a significant amount of outstanding debt, which is scheduled to mature at various times in 2009. These financial issues, coupled with other issues such as the adverse effects of the global economic crisis on the Company’s businesses, raise substantial doubt about the Company’s ability to continue as a going concern. See the “Liquidity and Capital Resources” section for further information with respect to the Company’s current and projected liquidity issues.

Restructuring Charges and Asset Impairments

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company is continuing to re-evaluate all aspects of its businesses and operations to determine the best approach to mitigate the impact on the Company. In response to the significant downturn, the Company took certain actions during the fourth quarter of 2008 designed to reduce operating costs, and further evaluation may result in plant rationalization, global capacity optimization across our businesses, restructuring initiatives or other actions, to improve its cost structure in order to further improve the Company’s competitive position. During 2008, we recognized impairment charges for goodwill, other intangible assets and long-lived assets in the amount of $101.0 million, primarily comprised of impairment of goodwill and other intangible assets related to customer contracts of $43.9 million recorded in the automotive safety segment and $53.0 million, $3.8 million and $0.3 million related to property plant and equipment located in Nicaragua, the United States and China, respectively, each in the bottom-weight woven segment. In addition, the Company extended its normal year end shutdowns at several facilities and completed a general reduction of primarily our domestic workforce of approximately 65 employees (including our corporate infrastructure). In 2008, the Company recognized $6.9 million of charges related primarily to: $4.1 million for severance, relocation and other associated costs to close and consolidate certain automotive safety facilities, $2.0 million for severance for the Company’s multi-segment selling and administrative reduction plan, $0.6 million related to pension settlement and other costs related to transitioning production from the Company’s Hurt finishing plant to other domestic facilities and $0.2 million related to severance and COBRA benefits related to downsizing at the Company’s screen print operations in Carlisle, South Carolina. To the extent there is continued decline in economic conditions, and/or further plant consolidation or restructuring initiatives are undertaken, such as the decision to temporarily idle the Nicaraguan denim facility as discussed in Note 27 to the consolidated financial statements, such actions could result in the occurrence of cash restructuring charges and/or asset impairment charges, and such charges could be material.

Results of Operations

As further described in “Selected Financial Data”, in accordance with GAAP, in a transaction accounted for as an “as if pooling-of-interests,” the financial statements of previously separate entities are not combined for periods prior to the date common control was established. BST and Former ITG came under common control on December 8, 2006; as a result, the Company’s historical financial statement presentation includes the results of both of these entities as of, and from that date. SCI and Former ITG came under common control on December 3, 2005; as a result, the Company’s historical financial statement presentation includes the results of both of these entities for all periods presented.

The following table presents certain results of operations of the Company (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net Sales:
Automotive Safety	$403,783	$449,250	$228,197
Bottom-weight Woven Apparel Fabrics	391,984	402,338	409,013
Narrow Fabrics	47,382	60,112	2,965
All Other	159,123	108,817	103,009

	1,002,272	1,020,517	743,184
Intersegment sales	(7,140)	(9,664)	(9,663)

	$995,132	$1,010,853	$733,521

Income (loss) From Continuing Operations Before Income Taxes:
Automotive Safety	$4,202	$24,047	$(567)
Bottom-weight Woven Apparel Fabrics	(61,568)	(8,891)	(2,208)
Narrow Fabrics	(8,609)	(5,800)	265
All Other	(4,093)	(3,250)	(714)

Total reportable segments	(70,068)	6,106	(3,224)
Corporate expenses	(22,260)	(25,152)	(17,130)
Expenses associated with corporate realignment	(7,363)	—	—
Expenses associated with certain share transactions	—	(5,531)	(4,350)
Other operating income - net	22,426	3,648	4,274
Restructuring and impairment charges	(107,932)	(24,316)	(11,602)
Interest expense	(60,054)	(33,220)	(8,515)
Other income (expense)	(6,616)	7,782	7,755

	(251,867)	(70,683)	(32,792)
Income tax expense	(1,135)	(11,559)	(4,754)
Equity in income (losses) of unconsolidated affiliates	127	19	(847)
Minority interest in losses of consolidated subsidiaries	11,849	5,777	2,899

Loss from continuing operations	(241,026)	(76,446)	(35,494)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(4,988)	(13,976)
Gain on disposals, net of income taxes	—	1,274	—

Loss from discontinued operations	—	(3,714)	(13,976)

Net loss	$(241,026)	$(80,160)	$(49,470)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated: The Company’s consolidated net sales in 2008 were $995.1 million, a decrease of $15.7 million, or 1.6% from 2007. The overall decrease in net sales from 2007 was due to declines in the automotive safety segment mainly in Europe, domestic denim, synthetic and wool fabrics sales, partially offset by significant improvements in certain government uniform fabric programs, and new sales from the increased production at the Company’s international greenfield operations in China, Nicaragua and Vietnam.

Gross profit margin in 2008 was 1.4% compared to 8.1% in 2007. The decrease was primarily due to increased losses at the Company’s international greenfield locations which are not at full capacity, and are expected (with the exception of Nicaragua) to continue to increase production through 2009, price reductions provided to customers in the automotive safety segment (mainly in Europe), significant volume losses in the latter part of the year without corresponding adjustments to the cost structure to support the lower sales volume (mainly in the North America automotive safety segment), and higher raw material and energy prices in the 2008 period, partially offset by improvements in certain government uniform fabric programs.

Operating losses for 2008 were $186.8 million compared to $47.0 million in 2007. The decline in operating results of $139.8 million resulted primarily from the $68.5 million decline in gross profit, described above, and the increase in impairment charges recognized in 2008 versus 2007, with respect to the Company’s goodwill, other intangible assets related to customer contracts and property, plant and equipment. The Company recorded a non-cash impairment charge of $101.0 million during 2008 compared to $7.8 million in 2007. These charges were largely the result of the drastic changes to consumer demand for automobiles and apparel, and the corresponding decrease in automobile and apparel production and demand for our products, as well as the deterioration of the Central American supply chain for denim apparel. See further discussion in “Goodwill and Other Impairment Charges” below. These unfavorable results were offset partially by a gain of $24.3 million in 2008 related to the sale of certain of the trademark rights to its Burlington brand name.

Automotive Safety: Sales in the automotive safety segment were $403.8 million in 2008 compared to sales of $449.3 million in 2007. Sales in the 2007 period included $25.4 million of non-automotive product sales which are reported in the all other segment beginning in the first quarter of 2008 because discreet operating information was not available for the 2007 period (except for sales data). Foreign currency exchange had a $28.1 million net favorable effect on sales due to the relative weakness of the dollar against other currencies (most notably the euro). This was offset by the effects of lower volume and price reductions provided to customers, which together totaled $50.3 million in Europe with most declines occurring during the second half of 2008. Sales in the Company’s North America business increased $2.5 million due to market share growth early in 2008, offset by the economic downturn beginning in the third quarter of 2008. The Company’s European sales were impacted more by the economic downturn and reduced volumes were partially the result of an increase in decisions to in-source production by certain of the segment’s customers.

Income in the automotive safety segment decreased $19.8 million to $4.2 million in 2008 as compared to $24.0 million in 2007. Operating income as a percentage of net sales fell from 5% to 1% for 2008 compared to the same period in 2007. Increased price reductions of $9.8 million, a decline in volume which impacted income $7.5 million (both mainly in Europe) and labor inefficiencies mainly in North America as the volume slowed on several platforms in the North American market partially offset by cost reductions in both regions were major contributors to the change in operating income.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the year ended December 31, 2008 decreased $10.4 million to $392.0 million as compared to the $402.3 million recorded in 2007. The decrease in sales primarily resulted from lower domestic synthetic and wool volumes linked to planned reductions of the Company’s synthetic capacity (partially offset by a sales shift to the international greenfield operations), worsening economic conditions impacting the wool worsteds businesses, and lower domestic denim sales volume due to a slower retail environment (partially offset by a sales shift to the international greenfield operations). Volume declines in this segment were partially offset by new business from the OCM India Limited export program, new garment business at the international greenfield operations and increased sales prices as the Company attempted to recover some of its higher raw material and energy costs.

Loss in the bottom-weight woven apparel fabrics segment for the year ended December 31, 2008 was $61.6 million compared to $8.9 million recorded in 2007. Operating results declined primarily due to higher losses at the Company’s international greenfield locations ($50.3 million for 2008 compared to $23.1 million for 2007), manufacturing inefficiencies associated with lower sales volumes, inventory write-downs, and higher energy and raw material costs, partially offset by an improved product price/mix. The 2007 period included transition costs of approximately $5.7 million associated with the transfer of synthetic production from the Hurt finishing facility to the Burlington finishing plant.

Narrow Fabrics: Sales in the narrow fabrics segment were $47.4 million in 2008 compared to $60.1 million in the 2007 period. Sales in the narrow fabrics business decreased primarily due to a decline in seat belt fabric sales due to lower sales of vehicles, primarily SUVs and large trucks, in North America. Loss in the narrow fabrics segment was $8.6 million in 2008 compared to $5.8 million in the 2007 period, and such loss was primarily due to lower volumes and adverse mix, together which net to $4.9 million. Also contributing to the decline in earnings were higher raw materials and energy costs, both totaling $2.0 million offset partially by cost reductions and improvements in manufacturing quality and operating inefficiencies.

All Other: Net sales in the all other segment for the year ended December 31, 2008 were $159.1 million, 46.2% higher than the $108.8 million recorded in 2007. This increase was largely due to the inclusion of sales of $28.3 million related to the Company’s technical fabrics segment beginning in the first quarter of 2008, which were included in the automotive safety segment in the prior year period (as described above). Increased sales of $30.5 million in 2008 as compared to the prior period were experienced in the government uniform fabrics market, and was primarily due to the battle dress and dress (worsted) uniform fabric business, which saw increased sales volumes and an improved product price/mix due to new government programs and the removal of government budget constraints that existed during 2007. The government began refilling inventory levels during 2008 to support growing recruiting classes and to support changes in uniform specifications and colors. Volumes decreased in the Company’s traditional commission finishing markets primarily due to lower demand for home decorative prints and less fabric preparation services for the over-the-counter market. These markets have been negatively affected by diminished discretionary income and consumer spending in the U.S. and a continued shift of apparel manufacturing to lower labor cost areas. Interior furnishings sales decreased in 2008 compared to 2007 as a result of lower volumes due to weak economic conditions which have shifted consumer spending away from deferrable items such as furniture and which have driven the hospitality industry to defer hotel refurbishing plans. These reductions were partially offset by new product introductions and improvements in product price/mix.

Operating results in the government uniform fabrics market for 2008 were $7.1 million higher compared to 2007 primarily due to higher sales volumes and improved plant capacity utilization, partially offset by raw material price increases and other plant performance variances. The interior furnishings products business recorded a loss of $5.8 million in 2008 compared to income of $1.2 million in 2007 with slightly higher sales prices offset by lower sales volumes, higher raw material and energy costs and inventory write-downs. Loss from the commission finishing products business was $3.4 million for 2008 compared to a loss of $1.8 million in the prior year period, and was primarily due to lower sales volumes and higher energy costs. Income from the technical fabrics market was $0.9 million in 2008 (similar discreet information was not available for the 2007 period as discussed above), and other ancillary operations resulted in a loss of $0.2 million in 2008 compared to $0 in 2007.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $105.8 million for the year ended December 31, 2008 compared to $101.0 million for the year ended December 31, 2007. As a percent of net sales, this expense was 10.6% and 10.0% for 2008 and 2007, respectively. The 2008 amounts increased primarily due to escalating costs related to health insurance, higher consulting and professional fees and additional costs related to start up of the Company’s international greenfield projects, partially offset by lower selling commissions, incentive accruals, bad debt expense and various plant closure and cost reduction programs.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $7.4 million consisted primarily of legal, consulting and banking fees associated with the Realignment, including modifications to the Company’s various financing agreements.

OTHER OPERATING INCOME - NET: The Company recorded a gain of $24.3 million in 2008 related to the sale of certain of the trademark rights to its Burlington brand name. Under the agreement relating to such sale, the buyer acquired the right to the Burlington trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America. The Company retains the right to use the brand name on fabrics worldwide and on apparel and related items in North America and Asia. In addition, other operating income - net included $6.4 million of unrealized net losses on cotton and wool firm purchase commitments. Because of a significant drop in market prices of cotton and wool below the Company’s committed purchase price, the Company accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Other operating income - net also included $3.1 million in 2008 and 2007 related to the receipt of Wool Trust grants from the U.S. government, as well as gains and losses related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING: In 2008, the Company recognized $6.9 million for restructuring charges from continuing operations as compared to $16.5 million for the comparable period of 2007. The 2008 restructuring charges primarily included $4.1 million of additional severance benefits, relocation and other associated costs to close and consolidate certain automotive safety facilities, $2.0 million related to the Company’s multi-segment selling and administrative cost reduction program, $0.6 million related to pension settlement and other costs related to transitioning production from the Hurt Finishing plant to other domestic facilities and $0.2 million related to severance and COBRA benefits related to downsizing at the Company’s screen print operations in Carlisle, South Carolina. The 2007 restructuring charges primarily included $9.3 million for the shutdown of the automotive safety segment’s Hildesheim, Germany facility, $2.5 million related to further plans to begin a consolidation of certain automotive safety operations in 2008, as well as costs of $3.7 million related to non-cash pension curtailment and settlement charges and costs of transitioning production from the Company’s Hurt finishing plant to other domestic facilities, $0.6 million for severance and COBRA benefits related to downsizing in the Company’s denim division, $0.2 million related to severance and COBRA benefits related to a downsizing at the Company’s screen print operations in Carlisle, South Carolina, and $0.2 million related to severance benefits at the Company’s synthetic apparel plant in Mexico.

GOODWILL AND OTHER IMPAIRMENT CHARGES: 2008 non-cash impairment charges of $101.0 million primarily related to impairment of goodwill and other intangible assets related to customer contracts of $43.9 million recorded in the automotive safety segment, and $53.0 million, $3.8 million and $0.3 million related to property, plant and equipment located in Nicaragua, the United States and China, respectively, each in the bottom-weight woven apparel fabrics segment. As a result of the current negative economic conditions and announced planned production cuts and capacity reductions, decreased operating results and cash flows were experienced with respect to the automotive safety segment in the quarter ended September 30, 2008. Such deteriorating business conditions contributed to a reduction of the Company’s estimated fair value of such goodwill determined utilizing the income approach, in which the present value of expected future cash flows was below carrying costs which resulted in a goodwill impairment charge of $16.0 million. The income approach has been determined to be the most representative because the Company does not have an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS No. 142. The determination of future cash flows is based on the businesses’ plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. We use external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans are based on the current cost structure and anticipated cost reductions. We employ a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation models, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. Based on the further weakening of the current macro-economic business environment during the fourth quarter of 2008 and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the European region, the Company completed an additional assessment of its goodwill and other intangible assets carrying values associated with the automotive segment for impairment as of December 31, 2008. Using similar methods noted above, the Company determined that certain of its goodwill and other intangible assets related to customer contracts have been further impaired and recognized an additional non-cash impairment charge of $27.9 million in the fourth quarter of fiscal 2008.

In December 2008, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the Company believes that no similar cut/sew/laundry operations are likely to be established or developed in the near future in that region. This situation, which reflects a continuing deterioration of the Central American supply chain for apparel products, coupled with the difficult economic environment, resulted in the Company recording a non-cash impairment charge of $53.0 million in the bottom-weight woven apparel fabrics segment as the amount by which the carrying amount of the asset group exceeded the estimated fair value of such assets as measured by the present value of expected future cash flows. In addition, the Company recorded a non-cash impairment charge of $1.9 million in December 2008 related to assets at the White Oak denim plant (due to its decision to eliminate all ring-spinning operations and reduce its weaving capacity to adjust to current demand) and $1.9 million related to assets at the Burlington Finishing plant (due to reduced capacity and current and expected future losses resulting from a weak apparel retail market) in the bottom-weight woven apparel fabrics segment.

The Company cannot predict the occurrence of events that might adversely affect the carrying value of goodwill, other intangible assets or property, plant and equipment. Further deterioration in global economic conditions, and/or additional changes in assumptions or circumstances could result in additional impairment charges in goodwill or other indefinite-lived intangibles and finite-lived intangibles in future periods in which the change occurs. The Company will continue to monitor the economic situations that could impact the fair value of goodwill and/or other indefinite-lived intangibles and finite-lived intangibles. Additionally, any further decline in economic conditions, absent a recovery in 2009, could result in non-cash impairment charges with respect to the Company’s long-lived assets such as property, plant and equipment. Factors that could cause impairment include, but are not limited to, continued reduced or further reduction in demand for automotive safety segment products as a result of the weakening U.S., European or other economies, a heightened state of deterioration on automobile sales, increased competition for the Company’s products, including from countries with lower production costs or foreign imports at lower prices, consolidation of competitors within certain of the Company’s industry sectors, increased vertical integration or internal production among the Company’s customers, high raw material costs, the loss of any key customer, and changes in future government regulation and government spending that could impair the Company’s commission finishing business.

INTEREST EXPENSE: Interest expense of $60.1 million in 2008 was $26.9 million higher than interest expense of $33.2 million in 2007. The increase was primarily due to higher borrowings outstanding, including the Notes (as defined below) issued in early June 2007, which proceeds were used to finance the Company’s international greenfield initiatives, and higher interest rates on the Company’s outstanding debt related to its automotive safety business acquisition, partially offset by lower interest rates on other outstanding debt. The 2008 results also include the write-off of $0.6 million of deferred financing fees as a result of the Realignment and other amendments to our bank credit agreements.

OTHER (EXPENSE) INCOME: Other expense of $6.0 million in 2008 was principally related to foreign currency exchange losses of $5.4 million and unrealized losses on foreign currency derivatives of $3.2 million, partially offset by a $2.0 million settlement payment received in connection with the settlement of a class action lawsuit filed by the Company and a number of other United States textile companies as plaintiffs against a group of producers of polyester staple fibers as defendants, and a $0.5 million gain on the sale of investments. Other income of $7.3 million in 2007 principally included $3.3 million related to the gain on the sale of marketable securities and foreign currency exchange gains of $2.8 million. Interest income of $1.7 million was earned in 2008 compared with $2.2 million in 2007.

INCOME TAX EXPENSE: Income tax expense related to continuing operations was $1.1 million in 2008 in comparison with income tax expense of $11.6 million in 2007. This reduction was primarily driven by reduced earnings in foreign jurisdictions, primarily in Mexico and Germany. Significant net operating losses and loss carryforwards exist in the United States; however the benefit from these losses is fully offset by a valuation allowance. The Company has tax holidays in certain jurisdictions that provide for a 0% tax rate or a reduced tax rate for a defined number of taxable years in each of these jurisdictions. In 2008, the Company was impacted by the Mexican IETU or “Flat Tax”, which was enacted in 2007 and effective January 1, 2008. This alternative taxing system created a tax expense in Mexico even though there were operating losses generated in Mexico. In Germany, the Company generated significant operating losses. Tax benefits were recognized for a portion of these losses; however, a valuation allowance was established for tax benefits associated with interest expense deferrals due to the interest limitation rules that were enacted effective for 2008. The Company was also able to recognize tax benefits related to the use of net operating losses which were available on its 2007 income tax return as a result of German government approval of retroactive treatment related to the Realignment. Additional income tax expense was recognized due to the valuation of net deferred tax assets in certain jurisdictions where the ultimate recognition, in management’s opinion, was less likely than not.

Income tax expense related to continuing operations for the 2008 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of an increase of $33.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is less likely than not, $41.3 million related to foreign income tax rate differential, primarily related to countries with tax holidays and Germany, $7.9 million of nondeductible goodwill impairment, $5.1 million of prior period return-to-provision adjustments (primarily in the U.S. and Mexico), and certain foreign and domestic non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense related to continuing operations for the 2007 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of establishing a valuation allowance for the benefit of taxable losses, increase in the valuation allowance of $16.9 million against deferred tax assets, tax law changes in Germany and Mexico, changes in uncertain tax positions, tax rate differentials on foreign income and certain non-deductible business expenses.

MINORITY INTEREST: In addition to the items described above, the net loss from continuing operations for 2008 included minority interest in losses of consolidated affiliates of $11.8 million compared to $5.8 million in 2007. The increase in minority interest in losses of consolidated subsidiaries in 2008 was primarily related to the Company’s joint ventures in Vietnam and China.

LOSS FROM CONTINUING OPERATIONS: As a result of the above, the loss from continuing operations in 2008 was $241.0 million as compared to $76.4 million in 2007.

DISCONTINUED OPERATIONS: There was no impact on the Company’s results in 2008 from any discontinued operations. Operating losses, net of income taxes, related to the Company’s Burlington House discontinued businesses were $5.0 million in 2007. The 2007 period loss included operating costs incurred to exit these businesses as well as costs incurred to complete orders that existed at the time the Company determined to discontinue these businesses. Offsetting these losses, the Company recognized gains of $1.3 million on disposals of assets related to the discontinued operations in 2007.

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

Gross profit margin in 2007 was 8.1% compared to 8.0% in 2006. The increase in gross profit was primarily due to the BST Acquisition, improved capacity utilization in the denim plants in Mexico and the exit during 2006 from certain low-margin products within the Company’s domestic operations, partially offset by increased start-up costs at the Company’s international greenfield operations, manufacturing inefficiencies associated with the movement of synthetic production from the Hurt finishing plant to the Burlington finishing plant, lower capacity utilization in the government uniform fabrics operations, and higher raw material and energy prices in the 2007 period.

Automotive Safety: Sales in the automotive safety segment were $449.3 million in 2007 compared to sales of $228.2 million in 2006. The increase in sales was primarily attributable to the BST Acquisition and a 4.1% increase in non-BST sales related to the growth of the Company’s joint venture operations mainly in China, offset by declining volumes on some of the Company’s products for vehicle platforms that are decreasing or were phased out in 2007 and overall reduced automobile sales. The joint venture operations realized net sales of $14.1 million during 2007 as compared to net sales of $6.7 million for 2006.

Income in the automotive safety segment increased $24.6 million to $24.0 million in 2007 as compared to a loss of $0.6 million in 2006. The increase in income primarily resulted from the BST Acquisition which accounted for $20.3 million of the increase, and reduced overhead costs associated with the consolidation of certain overhead functions between Former ITG and the Company.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the year ended December 31, 2007 decreased $6.7 million to $402.3 million as compared to the $409.0 million recorded in 2006. The acquisition of the remaining 50% interest of Parras Cone in June 2006 resulted in a reported increase in ITG’s net sales of $49.8 million in the 2007 period. The increase in sales due to the Parras Cone acquisition was offset by significantly lower domestic denim sales volume as well as lower domestic synthetic volume linked to the phase-out of the Hurt Finishing facility.

Loss in the bottom-weight woven apparel fabrics segment for the year ended December 31, 2007 was $8.9 million compared to $2.2 million recorded in 2006. Operating results declined primarily due to higher losses at the Company’s international greenfield locations ($23.1 million in 2007 compared to $4.6 million in 2006), costs related to manufacturing inefficiencies of approximately $5.7 million incurred primarily in the second half of 2007 associated with the transition of synthetic production from the Hurt Finishing plant to the Burlington finishing facility, and higher raw material costs. Bottom-weight woven apparel fabrics income was positively impacted in the 2007 period by the 2006 domestic reconfiguration activities, the acquisition of the remaining 50% of Parras Cone and the migration of production to more cost effective manufacturing facilities in 2007, improved plant operating performance and the Company’s decision to exit certain low-margin synthetic programs. The acquisition of the remaining 50% interest in Parras Cone in June 2006 increased income in 2007 as compared with the comparable period in 2006 by $3.7 million.

Narrow Fabrics: Sales in the narrow fabrics segment were $60.1 million in 2007 compared to $3.0 million in the 2006 period with the increase due to the BST Acquisition. Income (loss) in the narrow fabrics segment was $(5.8 million) in 2007 compared to $0.3 million in the 2006 period due to poor manufacturing performance which resulted in additional costs for excess waste and expedited freight to meet customer delivery schedules. The 2006 results include the results of BST Holdings narrow fabrics business beginning December 9, 2006.

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

Operating results in the government uniform fabrics market for the year ended December 31, 2007 were $3.7 million lower compared to the year ended December 31, 2006 primarily due to significant volume declines in dress uniform sales, declines in battle dress uniform sales, raw material price increases and a less profitable product sales mix. Income from the interior furnishings products for the year ended December 31, 2007 increased $0.6 million compared to income for the year ended December 31, 2006 due to product mix upgrades, improved manufacturing efficiencies and the exit from the segment by certain competitors. Results from the commission finishing products for the year ended December 31, 2007 improved $0.6 million due to commission finishing income improvement with opportunistic sales and cost absorption derived from preparation of fabric for a customer that transferred processing to off-shore platforms. As a result of market declines, in March 2007 the Company reduced its screen print operations at its Carlisle, South Carolina facility.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $101.0 million for the year ended December 31, 2007 compared to $78.7 million for the year ended December 31, 2006. The 2007 amounts increased $15.8 million due to the BST Acquisition, $9.7 million due to expenses related to the Company’s international greenfield locations, and $2.4 million due to the acquisition of the remaining 50% interest in Parras Cone in June 2006, which increases were partially offset by cost savings realized from the Company’s restructuring initiatives and synergies achieved in combining Former ITG, SCI and BST.

EXPENSES ASSOCIATED WITH CERTAIN SHARE TRANSACTIONS: During 2007 and 2006, the Company incurred $5.5 million of expenses related to the BST Acquisition and $4.4 million related to the Merger, respectively. These expenses consisted primarily of legal fees, accounting fees associated with the preparation and auditing of historical and current financial statements under GAAP and other fees.

PROVISION FOR RESTRUCTURING: In 2007 the Company recognized $16.5 million for restructuring charges from continuing operations as compared to $11.1 million for the comparable period of 2006. The 2007 restructuring charges primarily included $9.3 million for the shutdown of the automotive safety segment’s Hildesheim, Germany facility, $2.5 million related to further plans to begin a consolidation of certain automotive safety operations in 2008, as well as costs of $3.7 million related to non-cash pension curtailment and settlement charges and costs of transitioning production from the Company’s Hurt finishing plant to other domestic facilities, $0.6 million for severance and COBRA benefits related to downsizing in the Company’s denim division, $0.2 million related to severance and COBRA benefits related to downsizing at the Company’s screen print operations in Carlisle, South Carolina, and $0.2 million related to severance benefits at the Company’s synthetic apparel plant in Mexico. The 2006 restructuring charges primarily consisted of charges of $9.6 million for pension curtailment, severance and COBRA benefits primarily related to the phase-out of the Hurt finishing facility and, to a lesser extent, the consolidation of upholstery and contract jacquards fabrics operations at the Company’s facilities in North Carolina, $1.1 million related to consolidation of certain administrative and manufacturing functions in the automotive safety segment, and $0.9 million related to downsizing in the Company’s denim division. The pension charges described above relate to the frozen Burlington Industries defined benefit pension plan in which no new benefits are being earned.

GOODWILL AND OTHER IMPAIRMENT CHARGES: The Company recorded a goodwill impairment loss of $1.5 million in 2007 in the narrow fabrics segment primarily as a result of negative operating results in the narrow fabrics business. Also in 2007, the Company recorded $6.3 million of impairment charges against property, plant and equipment related to the shutdown of the automotive safety segment’s Hildesheim, Germany facility and began a consolidation of certain automotive safety operations. In 2006 the Company recorded a charge of $0.5 million related to certain assets associated with the transition of production from the Company’s Hurt finishing plant to other domestic facilities.

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

OTHER INCOME: Other income of $7.3 million in 2007 principally included $3.3 million related to the sale of marketable securities and $2.8 million related to foreign currency exchange gains. Other income of $11.5 million in 2006 included a $9.2 million gain on the sale of the Company’s 50% interest in its Indian joint venture, Mafatlal Burlington Industries Limited, and $1.5 million related to foreign currency exchange gains. Interest income of $2.2 million was earned in 2007 compared with $1.8 million in 2006.

INCOME TAX EXPENSE: Income tax expense related to continuing operations was $11.6 million for the year ended December 31, 2007 in comparison with $4.8 million for the year ended December 31, 2006. As a result of profitable operations in countries such as Germany and Mexico, the Company has a net tax expense that it is unable to offset against losses in the U.S. and other countries where it is pursuing international greenfield initiatives. Income tax expense related to continuing operations for the 2007 period is different from the amount obtained by applying statutory rates to income before income taxes primarily as a result of tax law changes in Germany and Mexico, the establishment of a $16.9 million valuation allowance on the increase in deferred tax assets, foreign income taxed at different rates, changes in uncertain tax positions and certain non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets on the portion of the tax benefit in which management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense related to continuing operations of $4.8 million for the year ended December 31, 2006 is different from the amount obtained by applying statutory rates to income before income taxes primarily as a result of the establishment of a $33.1 million valuation allowance on the increase in deferred tax assets, state tax credits, benefits associated with changes in the Company’s consolidated tax position in Mexico as a result of the acquisition of the remaining 50% equity interest in Parras Cone in 2006, foreign withholding taxes paid related to the sale of the Company’s interest in its Indian denim joint venture for which no U.S. foreign tax credit is available, foreign income taxed at different rates and certain non-deductible business expenses.

On October 1, 2007, Mexico enacted a new tax law (“IETU”) to replace the existing tax on net assets which is effective beginning January 1, 2008. The rate imposed under the IETU gradually increases from 16.5 percent in 2008 to 17.5 percent in 2010. The existing income tax (“ISR”) will remain in effect and companies will be required to pay the higher of IETU or ISR. As a result of the new IETU tax law, the Company has prepared projections to determine whether each Mexican entity will pay taxes based on ISR or IETU. Entities expecting to pay IETU tax have recalculated their deferred taxes as of December 31, 2007 based on IETU tax law. The impact of this change in tax law was a tax expense of $8.3 million and was recorded as a component of tax expense in continuing operations during the quarter ended December 31, 2007. This amount was offset by a corresponding reduction in valuation allowance in the amount of $1.0 million. The net impact of this tax law change was a tax expense of $7.3 million on consolidated income tax expense in 2007.

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

MINORITY INTEREST: In addition to the items described above, the net loss from continuing operations for 2007 included minority interest in losses of consolidated affiliates of $5.8 million compared to $2.9 million in 2006. The increase in minority interest in losses of unconsolidated affiliates in 2007 was primarily related to the Company’s China joint venture, partially offset by the decrease resulting from the exclusion in the 2007 period of minority interest in losses of Former ITG prior to the completion of the Merger on October 20, 2006.

LOSS FROM CONTINUING OPERATIONS: As a result of the above, the loss from continuing operations increased in 2007 to $76.4 million as compared to $35.5 million in the prior year.

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

Liquidity and Capital Resources

The Company’s principal sources of funds have generally been borrowings under bank credit facilities, issuances of senior subordinated notes, project financing arrangements, issuances of shares of preferred stock, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to unsecured subordinated notes. During 2008, the Company’s principal uses of funds consisted of capital expenditures related primarily to international greenfield initiatives, operating expenditures, and payments of interest on bank debt.

The Company’s financial position remains under stress, with limited liquidity, as the cash requirements of its operations, including the funding of operating losses and capital expenditure commitments, continue to exceed the cash generated from such operations. On December 29, 2008, three investment funds that are affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, provided additional funding to the Company in the aggregate principal amount of $30.0 million, pursuant to subordinated promissory notes. The Company is using the proceeds of that funding for general corporate purposes in support of its apparel business, including providing additional funding to certain of its international greenfield initiatives that are related to that business.

At December 31, 2008, the Company’s primary credit facilities consisted of (i) a Credit Agreement, dated as of December 29, 2006, by and among ITG and certain of its subsidiaries, and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Bank Credit Agreement”), (ii) a Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A.de C.V., a wholly owned subsidiary of ITG (as amended, the “Mexican Holding Company”), and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Term Loan Agreement”), (iii) a Term and Revolving Loan Agreement, dated as of December 8, 2006, by and among ITG Automotive Safety Holdings LLC, a wholly owned subsidiary of ITG (“Automotive Safety Holdings”), ITG Automotive Safety Textiles Acquisition GmbH, an indirect wholly owed subsidiary of ITG (“Acquisition GmbH”), and Goldman Sachs Credit Partners L.P. and UBS Securities LLC, and the lenders party thereto (as amended, the “Automotive Safety Facility”), and (iv) various loan agreements entered into by certain project finance entities related to the Company’s operations in China, Vietnam and Nicaragua. In addition, the Company had outstanding senior subordinated notes due June 6, 2011, issued pursuant to a Senior Subordinated Note Purchase Agreement dated as of June 6, 2007 (as amended, the “Notes”), and various unsecured subordinated notes issued to funds affiliated with the Company’s chairman of the board of directors.

At December 31, 2008, the Company was in compliance with the covenants contained in the Bank Credit Agreement. As further discussed in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K, the Company’s average adjusted borrowing availability under the Bank Credit Agreement was $19.1 million as of December 31, 2008 and $20.5 million at March 20, 2009. Based on the current expectation that cash requirements of the Company’s operations will continue to exceed the cash generated from such operations in the near term, it is likely that the Company’s average adjusted availability, as defined in the Bank Credit Agreement, could decline below $17.5 million, possibly during the quarter ending June 30, 2009 or thereafter. In the event that the Company’s average adjusted availability were to fall below the $17.5 million level, then the Company would be required to comply with a specified fixed charge coverage ratio. Further, assuming no modifications or amendments to, or waivers from, such availability requirements, and based on the Company’s financial performance through December 31, 2008 and management’s near-term expectations, the Company would fail to be in compliance with the fixed charge coverage ratio. Such failure, if not waived or cured, could allow the lenders under the Bank Credit Agreement to discontinue lending, to accelerate the payment of the related debt and could allow lenders under any other debt obligations to which a cross default or cross-acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings outstanding thereunder to be due and payable. Also, as the average adjusted availability at March 20, 2009 of $20.5 million is less than $22.5 million the Company is currently restricted from making loans to and/or investments in its international subsidiaries including amounts to fund its greenfield initiatives.

The Bank Credit Agreement requires that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements included elsewhere in this Annual Report is unqualified but contains an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern, and may be deemed to be a violation of the requirement in the Bank Credit Agreement and a default thereunder. The Company has initiated discussions with the lenders under the Bank Credit Agreement to obtain any necessary waivers of any such requirement or default under that agreement, as well as any other agreements as to which a cross default provision would apply. In the event the Company is unable to obtain any such required waivers, then such lenders would have the right to demand immediate repayment of the Company’s obligations and could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings thereunder to be immediately due and payable.

At December 31, 2008, the Company was not in compliance with certain covenants under the Automotive Safety Facility, which matures on June 30, 2009. In addition, as a result of such default the Company was prohibited by the lenders under that facility from making certain interest payments on the second lien facility thereunder that were due in March 2009. The Company is engaged in discussions with the lenders under the Automotive Safety Facility, and has obtained a temporary waiver of the defaults from those lenders, as well as a deferral of the interest payment obligations with respect to any loan under the Automotive Safety Facility, for the period through May 1, 2009, unless earlier terminated by action of a majority of the lenders that granted such temporary waiver and deferral. We are currently in discussions with the lenders under the Automotive Safety Facility regarding restructuring the terms and conditions of our borrowing arrangements thereunder, including the maturity date. We have engaged financial advisors to assist us in this analysis and in the negotiations with the lenders. It is our objective to reach an agreement in principle with the lenders on a restructuring of these debt obligations prior to the expiration of the existing temporary waiver or an extension thereof. There is, however, no assurance that we will be successful in reaching an agreement to restructure the Automotive Safety Facility on acceptable terms, that the lenders will not determine to terminate the existing temporary waiver prior to its scheduled expiration, or that the lenders will extend the temporary waiver beyond May 1, 2009 or grant waivers of additional defaults that may arise in the near future. Furthermore, there is no assurance that any conditions the lenders may impose on the Company in connection with such a restructuring would be acceptable. In the event that we are unable to reach a mutually satisfactory restructuring arrangement with the lenders under the Automotive Safety Facility, or to obtain necessary waivers from the lenders of defaults under that facility, the lenders would have the right to demand immediate repayment of all our obligations under the Automotive Safety Facility. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely the Notes, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable. Furthermore, even if the lenders continue to provide necessary waivers of past or future covenant defaults in the near term, the Company must reach an agreement to restructure the Automotive Safety Facility, or obtain replacement financing arrangements or otherwise recapitalize or restructure the Company and its automotive safety operations, prior to the scheduled maturity of those borrowings on June 30, 2009, as the Company is not expected to have sufficient funds to meet this obligation at that time.

In addition, at December 31, 2008, the Company was not in compliance with certain covenants under the terms of the Notes. The Company has obtained temporary waivers of such defaults from the holders of the Notes, and is in discussions with those holders regarding potential amendments or modifications to certain covenants thereunder. In the event that the Company is unable to reach an agreement with the holders of the Notes on such amendments or modifications, and the Company is unable to obtain further waivers of the past or any future defaults, then such holders would have the right to demand immediate repayment of the Company’s obligations under the Notes. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Bank Credit Facility and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable.

A significant amount of the Company’s outstanding debt matures at various times in 2009, including, based on amounts outstanding on December 31, 2008, $194.4 million under the Automotive Safety Facility due upon its maturity in June 2009, $34.9 million under the Bank Credit Agreement due in December 2009 and $10.2 million under the Term Loan Agreement due in December 2009. In addition, $16.6 million under the Cone Denim (Jiaxing) Limited and Jiaxing Burlington Textile Company bank facilities are due within the twelve months after December 31, 2008.

As discussed in “Liquidity and Capital Resources—Bank Credit Agreements” and Notes 8 and 27, in light of the recent decisions by the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of its Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and plans to temporarily idle the facility until such decisions have been finalized. The resulting decrease in operations at the CDN facility, either in the short term or in the long term, could have an adverse impact on CDN’s ability to remain in compliance with the covenants under its Term Loan Agreement, as well as its ability to meet its various financial obligations, including, without limitation, under that loan agreement.

As of December 31, 2008, the Company had $5.8 million of unamortized deferred financing costs related to prior financings which could be required to be written off and charged to expense if the Company’s current debt is extinguished, modified or refinanced under certain circumstances.

The Company is engaged in discussions with its lenders to seek certain modifications to various financing arrangements and believes that future external financings and/or debt restructurings will be needed to support its cash requirements in both the near and long-term. There can be no assurances that the Company will be able to obtain modification of its various financing arrangements at times or on terms acceptable to it, if at all. The Company’s current cash flows are not sufficient to service its debt which matures in the next twelve months, nor are they sufficient to finance the successful execution of the Company’s strategy and related implementation of its international initiatives. Therefore, the Company will be required to seek financing from external sources. In the past, the Company has obtained financing from certain entities affiliated with WLR. The Company expects that it will be required to seek additional financing, which could include additional debt or equity funding from WLR. There can be no assurances that the Company will be able to obtain any necessary funding or be able to refinance its debt as it matures during the next twelve months.

Any failure by the Company to obtain necessary waivers, amendments or refinancings with respect to the debt agreements for which covenant violations exist, or may occur in the future, or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern. In such circumstances, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under applicable bankruptcy or insolvency laws.

The Company’s consolidated financial statements included herein are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operating activities, is currently not in compliance with certain covenants pursuant to certain debt instruments, and has a significant amount of outstanding debt, which is scheduled to mature at various times in 2009, which raise substantial doubt about the Company’s ability to continue as a going concern. As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon (i) its ability to obtain modifications, amendments, restructure or obtain replacement financing for debt instruments that the Company is currently not in covenant compliance, (ii) its ability to refinance our existing debt maturing at various times during 2009, (iii) remain in compliance with the covenant requirements of our existing debt, (iv) obtain additional equity contributions or debt financing, (v) reduce expenditures and attain further operating efficiencies, and, (vi) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment as well as the Company’s financial performance year-to-date, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company, or that the Company will be able to achieve profitable operations and positive cash flows or, that the Company will be able to remain in compliance with applicable covenant requirements. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Certain of the Company’s consolidated subsidiaries are subject to debt agreements that limit cash dividends and loans to the Company. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to governmental restrictions that restrict and/or limit loans and dividends to the Company. At December 31, 2008, the Company’s proportionate share of restricted net assets of consolidated subsidiaries was approximately $19.0 million. Of the Company’s consolidated cash balance of $26.5 million at December 31, 2008, approximately $19.9 million at certain subsidiaries is restricted due to limitations in debt agreements.

The carrying amounts of cash, accounts receivable, certain other financial assets, and accounts payable are reasonable estimates of their fair value at each applicable measurement date because of the short maturity of these instruments. The Company is not able to estimate the fair value of its Notes, its unsecured subordinated notes, borrowings under its various bank loans or other long-term debt instruments because these securities are not publicly traded and/or were originally issued in privately-negotiated transactions. However, based on changes in general credit markets, the general deterioration of conditions in the North American and European automotive markets and the Company’s financial results since the issuance of these securities, the Company estimates that such debt instruments would have fair values less than the respective carrying values December 31, 2008.

Cash Flows

During 2008 the Company’s principal uses of funds consisted of capital expenditures related mainly to international greenfield initiatives; funding operating losses, where expenditures have been in excess of revenues, including for the international greenfield initiatives; and payment of interest on bank debt. The principal sources of funds during this period included working capital reductions, net borrowings under the Company’s various loan agreements, proceeds from the issuance of unsecured subordinated notes from funds affiliated with WLR, and proceeds from the sale of assets.

Comparison of Year Ended December 31, 2008 and Year Ended December 31, 2007

OPERATING ACTIVITIES: Net cash used in operating activities was $36.5 million (due to operating losses) in 2008 compared to net cash used in operating activities of $78.3 million in 2007. The improvement in cash used in operating activities in 2008 was mainly due to lower contributions to the Company’s pension plan and reductions in net working capital during the current period. Accounts receivable represented approximately 45 days of sales outstanding at December 31, 2008 as compared to 48 days of sales outstanding at December 31, 2007. Inventories and accounts payable represented approximately 67 days and 23 days, respectively, of days cost of sales outstanding at December 31, 2008 as compared to 80 days and 30 days, respectively, of days cost of sales outstanding at December 31, 2007. The improvement in working capital during the year was due to a concerted effort to reduce inventories and collect receivables in order to improve cash availability at the Company; however, the reduced absolute dollars of receivables and payables at the end of 2008 were also due to fewer sales and purchases in the fourth quarter of 2008 due to the economic downturn in all segments. The contributions to the frozen Burlington Industries defined benefit pension plan in the 2007 period of $22.9 million were primarily related to the Company’s exit from certain businesses, the closure of the Hurt, Virginia finishing plant and certain overhead reductions. The Company contributed $0.3 million in 2008 and estimates making additional contributions in the range of $1.0 million to $3.0 million in 2009 to this pension plan, depending on plan asset performance and actual benefit payment levels.

INVESTING ACTIVITIES: Net cash used in investing activities was $21.9 million in 2008 compared to $156.6 million in 2007, which periods included capital expenditures of $52.9 million and $170.5 million, respectively. Investing activities for the 2008 period included $24.4 million of proceeds from the sale of the Burlington brand name and $5.3 million from the sale of other assets. Capital expenditures for the international greenfield projects were $37.1 million in 2008 and $120.6 million in 2007. Capital expenditures in the automotive safety segment were approximately $29.0 million higher in the 2007 period due to the expansion of OPW production capacity in North America. Capital expenditures for the 2009 fiscal year are projected to be approximately $9.0 million, with $5.0 million related to the Company’s automotive safety segment and $3.0 million related to the bottom-weight woven apparel fabrics segment.

FINANCING ACTIVITIES: Net cash provided by financing activities of $59.0 million in 2008 was primarily attributable to the issuance of $30.0 million of unsecured subordinated promissory notes to funds affiliated with WLR and net borrowings under the Company’s various loan agreements, partially offset by repayments of certain revolver, term loan and capital lease obligations. Net cash provided by financing activities of $200.7 million in 2007 was primarily the result of the issuance of $50.0 million of Series A Preferred Stock, the issuance of $80.0 million of Notes, the issuance of $25.0 million of unsecured subordinated notes, and other net borrowings used to fund international operations and expansion, partially offset by repayments of capital lease obligations and the payment of financing fees.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

OPERATING ACTIVITIES: Net cash used in operating activities was $78.3 million in 2007 compared to $0.5 million in 2006. The decrease in cash and cash equivalents from operating activities in 2007 was due to the funding of the start-up costs of international initiatives, the BST Acquisition, higher restructuring-related cash payments, an increase in cash interest payments due to higher bank debt outstanding and higher interest rates, and contributions to the Company’s pension plan of $22.9 million. The contributions to the frozen Burlington Industries defined benefit pension plan were primarily related to the exit of mattress fabrics and the related businesses, the closure of the Hurt finishing plant and certain overhead reductions.

INVESTING ACTIVITIES: Net cash used in investing activities was $156.6 million in 2007 compared to $54.8 million in 2006. The 2006 cash flows included the addition of $40.7 million of cash as a result of the completion of the BST Acquisition. Capital expenditures were significant in both periods with cash used of $170.5 million in 2007 and $88.4 million in 2006. Capital expenditures for the international greenfield projects were $120.6 million in 2007 and $59.5 million in 2006. The 2006 cash flows were also impacted by the acquisition of the remaining 50% equity interest in Parras Cone for net cash of $21.8 million in June 2006, partially offset by the receipt of gross proceeds from the sale of ITG’s interest in its Indian joint venture of $10.0 million in March 2006.

FINANCING ACTIVITIES: Net cash provided by financing activities of $200.7 million in 2007 was primarily the result of the issuance of $50.0 million of Series A Preferred Stock, the issuance of $80.0 million of Notes, the issuance of $25.0 million of unsecured subordinated notes, and other net borrowings used to fund international operations and expansion, partially offset by repayments of capital lease obligations and the payment of financing fees. Net cash provided by financing activities of $108.3 million in 2006 was primarily attributable to the net issuance of $66.2 million of senior subordinated notes, and, to a lesser extent, capital contributions from minority stockholders used to fund international expansion and other bank borrowings, partially offset by repayments of other bank borrowings used to fund working capital.

Bank Credit Agreements

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

Prior to October 1, 2008, the Bank Credit Agreement provided for a revolving credit facility, including a letter of credit sub-facility, in the aggregate amount of up to $165.0 million (the “Revolving Credit Facility”). On October 1, 2008, the Revolving Credit Facility was amended such that the aggregate revolving loan commitment amount was reduced to $129.0 million. Also, as of October 1, 2008, the interest rate margin applicable to loans made under the Revolving Credit Facility was increased to 2.75% in excess of the LIBOR rate or 1.75% in excess of the prime rate, as selected by the Company. This amendment also modified certain provisions of the borrowing base to increase the maximum amount of insured eligible accounts receivable that are permitted and provided for certain modifications to the Revolving Credit Facility as they relate to the Company’s availability and average adjusted availability requirements thereunder (each as defined in the Revolving Credit Facility). The amendment reduced the availability level at which the Company first becomes required to comply with a fixed charge coverage ratio and increased the frequency at which the Company is required to deliver borrowing base certificates when borrowing availability falls below a certain minimum average availability. The amendment also reduced the average availability that is required prior to making certain inter-company loans and investments.

The Bank Credit Agreement contains a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. The Revolving Credit Facility requires the payment of a commitment fee of either 0.25% or 0.375% per year, depending on amounts borrowed, payable monthly.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than ITG Automotive Safety Holdings LLC (f/k/a BST US Holdings LLC, “Automotive Safety Holdings”) and its U.S. subsidiaries) and a pledge by the Company of the stock of certain foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone. At December 31, 2008, there was $34.9 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.4% and $10.2 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.2%.

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

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including restricting the Company’s ability to operate its business in the ordinary course. At December 31, 2008, the Company had approximately $32.3 million of availability and $19.1 million of average adjusted availability. The following describes the actions that may be taken by the lenders under the Bank Credit Agreement at certain average adjusted availability or availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives.

•

If average adjusted availability is less than $17.5 million or if availability is less than $12.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at December 31, 2008. However, if the Company was required to calculate the ratio, the Company would not be in compliance based on its financial performance through December 31, 2008. Such failure, if not waived or cured, could allow the lenders under the Bank Credit Agreement to discontinue lending, to accelerate the payment of the related debt and could allow the lenders under the other debt obligations to which a cross default or cross-acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings outstanding thereunder to be due and payable. Further, the lenders may take direct control over the Company’s depository bank accounts.

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

As of March 20, 2009, the Company had approximately $23.6 million of availability and $20.5 million of average adjusted availability, and at such levels the Company is currently restricted from making loans to and/or investments in its international subsidiaries, including amounts to fund its international greenfield initiatives. Based on the current expectation that the cash requirements of the Company’s operations will continue to exceed the cash generated from such operations in the near term, it is possible, absent an additional debt or equity cash infusion, that the Company’s average adjusted availability, as defined in the Bank Credit Agreement, could decline below $17.5 million, possibly during the quarter ending June 30, 2009 or thereafter. In the event that the Company’s average adjusted availability were to fall below the $17.5 million level, then the Company would be required to comply with the specified fixed charge coverage ratio in the Bank Credit Agreement. Further, assuming no modifications or amendments to, or waivers from, such availability requirements, and based on the Company’s financial performance through December 31, 2008 and management’s near term expectations, the Company would fail to be in compliance with the fixed charge coverage ratio. Such failure, if not waived or cured, could allow the lenders under the Bank Credit Agreement to discontinue lending, to accelerate the payment of the related debt and could allow lenders under other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes (as defined below)) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations.

The Bank Credit Agreement requires that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements included elsewhere in this Annual Report is unqualified but contains an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern, and may be deemed to be a violation of the requirement in the Bank Credit Agreement and a default thereunder. The Company has initiated discussions with the lenders under the Bank Credit Agreement to obtain any necessary waivers of any such requirement or default under that agreement, as well as any other agreements as to which a cross default provision would apply. In the event the Company is unable to obtain any such required waivers, then such lenders would have the right to demand immediate repayment of the Company’s obligations and could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings thereunder to be immediately due and payable.

The Term Loan Agreement contains certain covenants customary for financings of its type, including a fixed charge coverage ratio (as defined in the Term Loan Agreement) that is required to not be less than 1.05:1.0, at any time. At December 31, 2008, the Company was in compliance with all Term Loan Agreement covenants. However, if the fixed charge coverage ratio is not met, such violation, if not waived or amended, would be an event of default and would allow lenders under the Term Loan Agreement to discontinue lending to the Company, to accelerate the payment of the related debt, as well as any other debt to which a cross default or cross acceleration provision applies (Bank Credit Agreement and the Notes and to declare all borrowings outstanding thereunder to be immediately due and payable. There can be no assurances that the Company will be able to remain in compliance with this fixed charge coverage ratio, or other applicable ratios or covenants, in future periods.

Automotive Safety Holdings and ITG Automotive Safety Textiles Acquisition GmbH are party to a credit facility, as amended (the “Automotive Safety Facility”), consisting of a €19.8 million (approximately $28.0 million at December 31, 2008) revolving credit facility (the “Automotive Safety Revolver”), which matures on June 30, 2009. ITG Automotive Safety Textiles Acquisition GmbH is also party to a €98 million (approximately $138.0 million at December 31, 2008) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), each of which were fully drawn at December 31, 2008 and mature on June 30, 2009. At December 31, 2008, approximately $22.2 million was outstanding under the Automotive Safety Revolver leaving approximately $5.8 million of additional borrowings available under this facility.

On April 15, 2008, the Company completed the corporate realignment of certain of its operating entities (the “Realignment”) that resulted in the consolidation of the Company’s automotive safety businesses into a single operating group and related modifications to its various financing agreements. Pursuant to the Realignment, the automotive safety segment’s operating entities whose assets were pledged under the Bank Credit Agreement were exchanged for the equity interests in Narricot Industries, LLC (“Narricot”) together with a $70.0 million note payable by Automotive Safety Holdings to the Company (the “Intra-company Note”).

In addition, on April 15, 2008, Automotive Safety Holdings amended and restated the facilities agreement relating to the Automotive Safety Facility (the “Amended Automotive Safety Facility Agreement”). Pursuant to the Amended Automotive Safety Facility Agreement, the margins on the Automotive Safety Revolver, the First Lien Term Loan and the Second Lien Term Loan thereunder were increased to 5.5%, 5.5% and 14.0%, respectively, after April 15, 2008, and the aggregate commitment under the Automotive Safety Revolver was set at €19.8 million (approximately $28.0 million at December 31, 2008). The 14.0% margin consists of a cash portion of 9.0% and a noncash payable in-kind portion of 5.0%, with the payable in-kind interest compounded semi-annually. In addition, the Amended Automotive Safety Facility Agreement contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively.

The Automotive Safety Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage, a debt coverage ratio and a fixed charge coverage ratio which are calculated quarterly, and restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments, all as defined or described in the Automotive Safety Facility. At December 31, 2008, the Company was not in compliance with such debt covenants (interest coverage, debt coverage ratio and fixed charge coverage ratio) and other requirements. As a result of such default the Company was prohibited by the lenders from making certain interest payments on the Second Lien Term Loan thereunder that became due in March 2009. The Company is engaged in discussions with the lenders under the Automotive Safety Facility, and has obtained a temporary waiver of the defaults from those lenders, as well as a deferral of the interest payment obligations with respect to any loan under the Automotive Safety Facility, for the period through May 1, 2009, unless earlier terminated by action of a majority of the lenders that granted such temporary waiver and deferral. We are currently in discussions with the lenders under the Automotive Safety Facility regarding restructuring the terms and conditions of our borrowing arrangements thereunder, including the maturity date. We have engaged financial advisors to assist us in this analysis and in the negotiations with the lenders. It is our objective to reach an agreement in principle with the lenders on a restructuring of these debt obligations prior to the expiration of the existing temporary waiver or an extension thereof. There is, however, no assurance that we will be successful in reaching an agreement to restructure the Automotive Safety Facility on acceptable terms, that the lenders will not determine to terminate the existing temporary waiver prior to its scheduled expiration, or that the lenders will extend the temporary waiver beyond May 1, 2009 or grant waivers of additional defaults that may arise in the near future. Furthermore, there is no assurance that any conditions the lenders may impose on the Company in connection with such a restructuring would be acceptable. In the event that we are unable to reach a mutually satisfactory restructuring arrangement with the lenders under the Automotive Safety Facility, or to obtain necessary waivers from the lenders of defaults under that facility, the lenders would have the right to demand immediate repayment of all our obligations under the Automotive Safety Facility. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely the Notes, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable. Furthermore, even if the lenders continue to provide necessary waivers of past or future covenant defaults in the near term, the Company must reach an agreement to restructure the Automotive Safety Facility, or obtain replacement financing arrangements or otherwise recapitalize or restructure the Company and its automotive safety operations, prior to the scheduled maturity of those borrowings on June 30, 2009, as the Company is not expected to have sufficient funds to meet this obligation at that time.

The covenant requirements become more burdensome in future periods, with, among other things, a more restrictive debt coverage ratio adjusting to a level requiring that such ratio be less than or equal to 3.60x as of March 31, 2009. Due to the tightening of the covenant requirements at the end of March 2009, and the expectation of reduced operating income in such future periods largely attributable to the global financial crisis and the announced planned production cuts and capacity reductions in the automotive industry, it is likely that the Company could violate certain of the required covenants in such future periods. The Automotive Safety Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the Automotive Safety Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. Borrowings under the Automotive Safety Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR, plus an applicable margin.

At December 31, 2008, there was $18.6 million in U.S. dollar loans at an interest rate of 6.1% and $3.5 million in Euro loans at an interest rate of 8.2% outstanding under the Automotive Safety Revolver, €98.0 million (approximately $138.0 million at December 31, 2008) outstanding under the First Lien Term Loan at an interest rate of 10.7%, and $34.2 million outstanding under the Second Lien Term Loan at an interest rate of 17.1%.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 4.2% at December 31, 2008. One-third of the total term loan amount outstanding is required to be repaid in each of June 2009, June 2010 and June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $25.4 million at December 31, 2008.

The shareholders of the Cone Denim (Jiaxing) Limited joint venture have advanced unsecured non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.” Also included in this balance sheet line item are three loans payable to the Company’s automotive safety segment joint venture partner in China, which total to $1.5 million. These loans are due in 2010 and 2011 and incur interest at an annual rate of 10.0%.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange changes. At December 31, 2008, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2008, outstanding borrowings under this facility were $11.9 million with a weighted average interest rate of 6.3%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans and, as such, is currently paying interest rates ranging from 8% to 21%. At December 31, 2008, $22.3 million was outstanding under this facility with a weighted average interest rate of 9.8%; however, future re-pricings of maturing tranches are expected to incur higher rates. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, Cone Denim de Nicaragua, S.A. (“CDN”) entered into a term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. The amount of the financing totals $37.0 million and is for a term of seven years. Loans are to be repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time, if and when, CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement. At December 31, 2008, $37.0 million was outstanding under this facility with an interest rate of 6.8%. The term loan is non-recourse, but is secured by a pledge of the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered into with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement) in funds available to CDN by way of subordinated loans or equity under the following circumstances: (i) if necessary to achieve the physical completion date, (ii) if necessary to ensure compliance with financial covenants or (iii) to cover a shortfall against a budget. As described elsewhere hereinabove, in light of the recent decisions by the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of its Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and plans to temporarily idle the facility until such decisions have been finalized. The resulting decrease in operations at the CDN facility, either in the short term or in the long term, could have an adverse impact on CDN’s ability to remain in compliance with the covenants under its term loan agreement, as well as its ability to meet its various financial obligations, including, without limitation, under that loan agreement.

Senior subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”) with an original interest rate of 18.0% per annum, such rate subject to periodic increases if the Company does not complete a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before certain dates beginning on December 6, 2008. The Company did not complete a Qualified Issuance on December 6, 2008 and the interest rate increased to 20% on that date under the terms of the Notes. The interest rate will increase by an additional 1.0% per annum on June 6 and December 6 of each remaining year if a Qualified Issuance does not take place on or before such dates. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. At December 31, 2008, $103.9 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. Also, there are minimum EBITDA (as defined in the purchase agreement relating to the Notes) requirements for the automotive safety segment and, beginning December 31, 2008, there were additional leverage ratio covenants, including the debt coverage ratio, as defined in the Company’s Automotive Safety Facility of 4.45x and 3.60x as of December 31, 2008 and March 31, 2009, respectively. Due to reduced operating income, largely attributable to the global financial crisis and the production costs and capacity reductions in the automotive industry experienced during the fourth quarter of 2008, the Company was not in compliance with such debt covenants and other requirements at December 31, 2008. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of Automotive Safety Holdings and the Intra-company Note. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement. As the Company was not in compliance with certain covenants under the terms of the Notes, the Company has obtained temporary waivers of such defaults from the holders of the Notes, and is in discussions with those holders regarding potential amendments or modifications to certain covenants thereunder. In the event that the Company is unable to reach an agreement with the holders of the Notes on such amendments or modifications, and the Company is unable to obtain further waivers of the past or any future defaults, then such holders would have the right to demand immediate repayment of the Company’s obligations under the Notes. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Bank Credit Facility and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable.

The purchase agreement relating to the Notes contains certain provisions that limit the indebtedness (as defined in the purchase agreement relating to the Notes) that the Company can have outstanding with respect to its international greenfield initiatives. On December 24, 2008, the Company and the holders of the Notes entered into Amendment No. 2 to the Senior Subordinated Note Purchase Agreement (the “Note Purchase Agreement” and, as amended, the “Amended Note Purchase Agreement”). Pursuant to the Amended Note Purchase Agreement, the holders of the Notes waived the Company’s non-compliance with an international greenfield indebtedness limitation contained in the Note Purchase Agreement. The Amended Note Purchase Agreement also modified the international greenfield indebtedness limitation to provide for an aggregate basket of $165.0 million, and includes an Excess U.S. Collateral Coverage Ratio (as defined therein) to which the Company is subject. As of December 31, 2008, the Company is in compliance with the international greenfield indebtedness limitation, as well as the Excess U.S. Collateral Coverage Ratio, contained in the Amended Note Purchase Agreement. The Amended Note Purchase Agreement also provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries (other than Automotive Safety Holdings and its U.S. subsidiaries) of the Company’s obligations thereunder. In addition, the obligations of the Company under the Amended Note Purchase Agreement are now secured by liens on substantially all of the Company’s (and its subsidiaries, other than Automotive Safety Holdings and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain foreign subsidiaries. The liens and pledges granted pursuant to the Amended Note Purchase Agreement are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements.

Unsecured subordinated notes—related party

On December 29, 2008, three investment funds that are affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, provided additional funding to the Company in the aggregate principal amount of $30.0 million, pursuant to unsecured subordinated promissory notes. As of December 31, 2008, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Mr. Ross pursuant to six unsecured subordinated notes each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2008, $60.3 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Preferred Stock Issuances

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 9,250,409 shares of Series A Preferred Stock were issued and outstanding at December 31, 2008. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with an entity (“Fund II”) affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68 million of indebtedness owed to Fund II, repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Series A Preferred Stock. Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Series A Preferred Stock, at a price of $25.00 per share, for a total purchase price of $50.0 million to certain other entities affiliated with Mr. Ross. On April 1, 2007, the Company issued an additional 3,355,020 shares of Series A Preferred Stock in connection with the BST Acquisition.

Shares of Series A Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock is entitled to one vote per share on all such matters. The Series A Preferred Stock is convertible, at the option of the holder thereof, into 2.5978 shares of the Company’s common stock for each share of Series A Preferred Stock. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Series A Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Series A Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to the Liquidation Value at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. The Company may redeem any and all shares of Series A Preferred Stock upon notice to the holders thereof and payment of 110% of the Liquidation Value. Dividends on the Series A Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, at an annual rate of 7.5%. Dividends are payable in additional shares of Series A Preferred Stock.

Effective as of June 9, 2008, the stockholders of the Company approved and ratified the adoption of the Company’s 2008 Equity Incentive Plan (the “2008 Equity Plan”) pursuant to an action by written consent taken in lieu of a meeting in accordance with Section 228 of the General Corporation Law of the State of Delaware. In connection with the approval and ratification of the 2008 Equity Plan, the board of directors adopted, and on June 10, 2008 the Company filed with the Secretary of State of the State of Delaware, a certificate of designation relating to the Series B Preferred Stock of the Company authorized to be issued pursuant to the 2008 Equity Plan. As of December 31, 2008, no shares of Series B Preferred Stock had been issued.

Commitments

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008 and continuing through the fourth quarter of 2008, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. Accordingly, at December 31, 2008, market prices of cotton and wool were lower than the prices at which the Company was committed to purchase such commodity raw materials in the future under its firm purchase commitments contracts. In accordance with GAAP, the Company has accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such unrealized losses at December 31, 2008 amounted to $6.4 million and are included in “Other operating loss (income)–net” in the accompanying consolidated statement of operations for fiscal 2008. The downward pricing trend has continued since December 31, 2008 and accordingly the Company could be required to record an additional loss on its firm purchase commitment contracts in subsequent periods. Based on the market prices for wool and cotton at March 13, 2009, the unrealized net loss on the firm purchase commitments outstanding as of December 31, 2008 would approximate $9.1 million. If cotton and wool prices increase in future periods, the Company would not reverse the unrealized loss recorded against its firm purchase commitments under GAAP.

The minority stockholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, in no less than one third increments, that may be exercised in 2010, 2011 or 2012 at 95% of the appraised or agreed value of the joint venture as defined (the “Valuation Price”). Such payment may be made in stock if the Company is traded on the New York Stock Exchange or quoted on NASDAQ (the National Association of Securities Dealers Automated Quotations) and has a market capitalization of at least $250 million. If the Company fails to perform under the put option, the minority stockholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option in no less than one third increments at the Valuation Price that may be exercised in 2012, 2013 or 2014. A party to this joint venture may sell its equity interest to a non-competitor after July 2012, subject to any unutilized Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer (“tag-along rights”). If, after July 2012, a party who holds more than 50% of the joint venture equity interests wishes to sell all, and not less than all, to a bona fide arm’s length third party, then the other party shall be included in the transfer if requested by the selling party (“drag-along rights”) at a price to be paid in cash and not less than the Valuation Price.

At December 31, 2008, ITG had capital expenditure commitments totaling $0.9 million, raw material contracts totaling $58.3 million and other long-term liabilities of $23.7 million (see Contractual Obligations below). ITG plans to fund these obligations, depending upon limitations in its various loan agreements, from a combination of borrowings under its Bank Credit Agreement as well as through other external sources of financing as management deems appropriate, to the extent available to the Company. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or funding from certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2008, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $13.3 million. The Company contributed $22.9 million to this plan during fiscal year 2007 and $0.3 million during fiscal year 2008. The Company estimates making contributions to this plan in 2009 in the range of $1.0 million to $3.0 million. Such future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon headcount reductions, if any, that may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

At December 31, 2008, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2008, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”).

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. Changes in other commodity derivatives’ fair values are recorded in the consolidated statements of operations in cost of goods sold, and in other (income) expense in 2007 for contracts related to international greenfield initiatives that had not begun the consumption of cotton in operations. At December 31, 2008, the Company’s consolidated balance sheet reflected a current liability with a fair value of $0.1 million related to commodity derivative instruments.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented; therefore, the ineffective portion of changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for the applicable periods presented; realized gains and losses related to these derivatives are included in cost of sales. At December 31, 2008, the Company’s consolidated balance sheet reflected a current liability with a fair value of $3.0 million related to foreign currency derivative instruments.

In March 2007, Automotive Safety Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million and a fixed rate of 4.10% through November 2008. At the same date, an interest rate floor agreement was entered into with a notional amount of €125.0 million and a fixed rate of 3.905% through November 2008. These cap and floor agreements expired on November 2, 2008 and, on November 4, 2008, the Company entered into a new interest rate cap agreement with a notional amount of €63.0 million (approximately $88.8 million at December 31, 2008). Changes in the interest rate derivatives’ fair values are recorded in the consolidated statements of operations in interest expense. At December 31, 2008, there was no fair value recorded related to interest rate derivative instruments.

Gains and losses on derivative instruments were as follows: $2.9 million loss in 2008, $2.7 million gain in 2007, and $0.8 million loss in 2006.

Contractual Obligations

The following table aggregates ITG’s contractual obligations (including those described above) related to long-term debt, non-cancelable leases, capital purchase obligations and other obligations at December 31, 2008.

	Payments Due by Period (in thousands )
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Long term debt including related interest payments	$547,447	$383,277	$63,193	$90,545	$10,432
Capital lease obligations	14,173	3,507	5,768	4,097	801
Operating lease obligations	21,637	4,584	7,792	6,219	3,042
Capital purchase obligations (1)	937	937	—	—	—
Other obligations (2)	61,935	61,782	121	21	11
Other long-term liabilities reflected on the registrant’s balance sheet	23,742	1,593	2,113	333	19,703

Total at December 31, 2008	$669,871	$455,680	$78,987	$101,215	$33,989

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on ITG’s balance sheet as of December 31, 2008, as ITG had not yet received or taken title to the property, plant and equipment.
(2)	Other obligations include uncertain tax positions of $3.3 million recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” as well as payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of December 31, 2008, these unrecorded obligations primarily included $28.2 million for cotton purchase contracts, $12.5 million for wool purchase contracts and $17.6 million for yarn purchase contracts. See “Commitments” above for a discussion of unrealized losses recognized on raw material firm purchase commitments.

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

Critical Accounting Policies, Assumptions and Use of Estimates

Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with GAAP. The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, ITG evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes, and insurance costs, among others. These estimates and assumptions are based on managements’ best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic difficulties in the United States and European credit markets and the global markets. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods. ITG’s management believes the critical accounting policies listed below are the most important to the fair presentation of ITG’s financial condition and results of operations. These policies require more significant judgments and estimates of ITG’s management in the preparation of the Company’s consolidated financial statements.

Revenue Recognition. Sales are recorded upon shipment or delivery, depending on when title and the risks and rewards of ownership passes, to unaffiliated customers. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statement of operations. The Company has considered the revenue recognition provisions of FASB Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Taxes assessed by a governmental authority that are imposed directly on a revenue-producing transaction are presented on a net basis in the consolidated statements of operations.

Accounts Receivable, net. Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as the interest is received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, customers’ financial position; past payment history; cash flows and management capability; historical loss experience; and economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from those estimates. The Company records sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability. We do not believe the likelihood is significant that materially higher bad debt losses or reduction levels will result based on prior experience.

Inventories. Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered. Inventories are valued at the lower of cost or market value. Cost of certain components of inventories in the United States is determined using the link chain dollar value last-in, first-out (LIFO) method. All other inventories are valued principally using the first-in, first-out (FIFO) or average cost methods. ITG reviews its inventory to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise on a monthly basis. For those items in inventory that are so identified, ITG estimates their market value based on historical and current realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, ITG writes down its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. However, if actual market conditions and selling prices were less favorable than we project, additional inventory writedowns may be necessary.

Goodwill, Intangible Assets and Deferred Charges. Goodwill represents the excess of cost over fair value of assets of businesses acquired in the automotive safety and all other segments. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has chosen the last day of the third quarter of its fiscal year as the date to perform its annual goodwill impairment test. However, the Company also tests goodwill for impairment between annual tests if events occur or circumstances change that raise questions about recoverability.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. When the estimated fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, with a charge to operations in the period in which impairment is determined. Should future business conditions continue to deteriorate, which could impact our estimates of future cash flows and fair value, there exists the potential that additional impairment charges could be required, which charges could have a material adverse effect on our consolidated financial statements.

Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method and are charged to interest expense.

Impairment of Long-lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. ITG reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life. Should future business conditions continue to deteriorate, which could impact our estimates of future cash flows and fair value, there exists the potential that additional impairment charges could be required, which charges could have a material adverse effect on our consolidated financial statements.

Insurance. Insurance liabilities are recorded based upon the claim reserves established through actuarial methods and estimates, as well as historical claims experience, demographic factors, severity factors, expected trend rates and other actuarial assumptions. To mitigate a portion of its insurance risks, ITG maintains insurance for individual claims exceeding certain dollar limits. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The accruals associated with the exposure to these liabilities, as well as the methods used in such evaluations, are reviewed by management for adequacy at the end of each reporting period and any adjustments, if any, are currently reflected in earnings. Actual costs may vary from these estimates.

Income Taxes. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico, Germany and China. Income taxes are accounted for under the rules of SFAS No. 109, “Accounting for Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statement of operations. Significant judgments are required in order to determine the realizability of the deferred tax assets. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. The Company adopted the provision of FASB Final Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” on January 1, 2007.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities. To allow the time to consider the effects of the implementation issues that have arisen, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the Company has not yet adopted SFAS No. 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis. The Company will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. In October 2008, the FASB issued FSP FAS No. 157-3, “Determination of the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

The deferral provisions of FSP 157-2 for nonfinancial assets and nonfinancial liabilities primarily applies to nonfinancial assets and liabilities initially measured at fair value in business combinations and nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, other intangible assets and long-lived asset impairment testing. The impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which became effective for the Company on January 1, 2008, provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. The Company has elected to not report such selected financial assets and financial liabilities at fair value and therefore the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. In addition, under SFAS 141(R), changes in an acquired entity’s valuation allowance on deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could affect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). The Company had $17.8 million of goodwill at December 31, 2008 related to previous business combinations. SFAS 141(R) is effective on a prospective basis for all business combinations where the acquisition date occurs in or after the first fiscal year beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired uncertain tax positions. Adjustments made to valuation allowances and acquired uncertain tax positions associated with acquisitions closed prior to the effective date of this statement must also apply the provisions of SFAS No. 141(R). In connection with the Company’s previous business combinations, valuation allowances on purchased deferred tax assets as well as acquired uncertain tax positions were recorded of approximately $29.2 million. Upon the implementation of SFAS 141(R), any reduction in these valuation allowances and uncertain tax positions will be recorded as a reduction to income tax expense.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, at which time the balance in “minority interest” will be reclassified and presented as “noncontrolling interest” within stockholders’ equity on the Company’s consolidated balance sheet.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009, at which time the adoption of SFAS No. 161 will impact the Company’s disclosures about derivative instruments and hedging activities; it will not have a monetary impact on the Company’s financial results.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amended the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date, and the disclosure requirements must be applied prospectively to all intangible assets as of, and subsequent to, the effective date. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s results of operations, financial condition and equity.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

The Company is exposed to interest rate risk through its bank credit agreements, which provide for borrowings at variable interest rates. An interest rate increase would have a negative impact to the extent ITG has outstanding borrowings under any of these credit agreements. The actual impact would be dependent on the level of borrowings actually outstanding. As of December 31, 2008, ITG’s total principal amount outstanding under bank credit facilities with variable interest rates was approximately $346 million. On November 4, 2008, the Company entered into an interest rate cap agreement with a notional amount of €63.0 million (approximately $88.8 million at December 31, 2008). Assuming for illustrative purposes only that the interest rates in effect and the amounts outstanding under these bank credit facilities on December 31, 2008 remain constant, an increase in interest rates of 1.0% would have a negative impact of approximately $3.5 million on interest expense over the next twelve months. Similarly, assuming for illustrative and comparative purposes only that the interest rates in effect and the amount outstanding under the Company’s bank credit facilities on December 31, 2007 had remained constant for ITG in 2008, an increase in interest rates of 1.0% would have had a negative impact of approximately $3.4 million on annual interest expense for 2008.

Raw Material and Commodity Risks

The primary raw materials used in the manufacture of most of the Company’s products are cotton, wool and synthetic yarns. The prices for these products are a function of, among other things, crop production, manufacturing capacity, demand and the price of crude oil and natural gas liquids. The Company from time to time enters into commodity forward, futures and option contracts agreements for cotton and, to a lesser extent, other commodities in an effort to provide a predictable and consistent commodity price and thereby reduce the impact of volatility in its raw material prices. Cotton is the primary raw material used in ITG’s denim fabric. ITG has an established cotton purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. At December 31, 2008, there were no significant commodity derivative instruments outstanding.

During the latter part of the quarter ended September 30, 2008 and continuing through the fourth quarter, cotton and wool prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. At December 31, 2008, market prices of cotton and wool were substantially lower than the prices at which the Company has committed to purchase such raw materials in the future under its firm purchase commitments contracts. In accordance with GAAP, the Company has accrued net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such unrealized losses amounted to $6.4 million as of December 31, 2008. The downward pricing trend has continued since December 31, 2008 and accordingly the Company could be required to record an additional loss on its firm purchase commitment contracts in subsequent periods. Based on the market prices for wool and cotton at March 13, 2009, the unrealized net loss on the firm purchase commitments outstanding as of December 31, 2008 would approximate $9.1 million. If cotton and wool prices increase in future periods, the Company would not reverse the losses recorded against its firm purchase commitments under GAAP.

Foreign Currency Risk

ITG’s international operations, as well as other transactions denominated in foreign currencies, expose ITG to currency exchange rate risks. In order to reduce the risk of certain foreign currency exchange rate fluctuations, ITG periodically enters into forward contracts to buy foreign currencies with U.S. dollars for periods and amounts generally consistent with the related underlying forecasted cash outflows. The instruments used for hedging are readily marketable exchange-traded forward contracts with banks. ITG monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The impact of changes in the relationship of other currencies to the U.S. dollar in 2008 was a $5.4 million loss. Additionally, at December 31, 2008 the Company had an unrealized loss of $3.2 million with respect to foreign currency derivative. It is unknown what the effect of foreign currency rate fluctuations will be on ITG’s financial position or results of operations in the future. If, however, there were a sustained decline of these currencies versus the U.S. dollar, ITG’s consolidated financial condition could be materially adversely affected. Based on amounts outstanding at December 31, 2008, a hypothetical increase or decrease of 1.0% in the value of the U.S. dollar against the foreign currencies corresponding to the countries in which ITG has operations would result in a reduction or addition of approximately $0.2 million in operating income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in Items 15(a) (1) and (2) of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Exchange Act Rule 13a-15(f), for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the direction of the Company’s principal executive and principal financial officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(3) Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation of International Textile Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2007)

3.3	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).

3.4	Amended and Restated Bylaws of International Textile Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

4.1	Form of Stockholders Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., WLR Recovery Fund II, L.P., WLR Recovery Fund III, L.P. and WLR/GS Master Co-Investment, L.P., and the other investors from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

4.2	Form of Senior Subordinated Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

4.3	Form of Subordinated Promissory Note relating to $25.0 million aggregate principal amount of borrowings from certain investment funds (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.4	Form of Subordinated Promissory Note relating to $30.0 million aggregate principal amount of borrowings from certain investment funds (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 5, 2009)

*10.1	Safety Components International, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

	*10.1.1	Form of Stock Option Agreement - Class A and B (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

	*10.1.2	Form of Stock Option Agreement - Class C (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

*10.2	International Textile Group, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.3	International Textile Group, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.4	Employment Agreement, effective as of January 1, 2008, by and between International Textile Group, Inc. and Joseph L. Gorga (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.5	Separation Agreement between Gary L. Smith and the Company, effective as of April 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.6	Employment Agreement between Willis C. Moore, III, and the Company, dated May 21, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.7	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Kenneth T. Kunberger (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.8	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and J. Derrill Rice (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.9	Form of Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.10	Form of the Company’s Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.30.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005)

*10.11	Form of the Company’s Amended and Restated Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

*10.12	International Textile Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).

*10.13	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).

*10.14	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).

10.15	Description of arrangement regarding certain management services provided by W.L. Ross & Co. LLC to International Textile Group, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.16	Credit Agreement, dated as of December 29, 2006, by and among International Textile Group, Inc. and certain of its subsidiaries as borrowers, General Electric Capital Corporation, as agent, and the lenders and others party thereto (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.17	Amendment No. 1 to Credit Agreement, dated January 19, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.18	Amendment No. 2 to Credit Agreement, dated January 31, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.19	Amendment No. 3 to Credit Agreement, dated February 15, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.20	Limited Waiver and Amendment No. 4 to Credit Agreement, dated February 28, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.21	Amendment No. 5 to Credit Agreement, dated March 30, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.22	Limited Waiver to Credit Agreement, dated as of April 20, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.23	Amendment No. 6 to Credit Agreement, dated as of April 30, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.24	Amendment No. 7 to Credit Agreement, dated as of June 6, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.25	Amendment No. 8 to Credit Agreement, dated as of May 31, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.26	Amendment No. 9 to Credit Agreement, dated as of November 16, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.27	Amendment No. 10 to Credit Agreement, dated as of March 31, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.28	Amendment No. 11 to Credit Agreement, dated as of April 14, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.29	Amendment No. 12 to Credit Agreement, dated as of April 14, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.30	Amendment No. 13 to Credit Agreement, dated as of October 1, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.31	Amendment No. 14 to Credit Agreement, dated as of December 24, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.32	Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.33	Limited Waiver to Term Loan Agreement, dated as of April 20, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.34	Amendment No. 1 to Term Loan Agreement, dated as of June 6, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.35	Amendment No. 2 to Term Loan Agreement, dated as of November 16, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other signatory lenders thereto (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.36	Amendment No. 3 to Term Loan Agreement and Amendment No. 1 to Subordinated Guaranty and Security Agreement, dated as of November 16, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.37	Amendment No. 4 to Term Loan Agreement, dated as of October 15, 2008, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.38	Stock Exchange Agreement, dated as of March 8, 2007, by and between WLR Recovery Fund III, L.P., the other individuals listed on the signature page thereto and International Textile Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.39	Debt Exchange Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., and WLR Recovery Fund II, L.P. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.40	Term and Revolving Loan Agreement, dated December 8, 2006 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.41	Amendment Agreement relating to a €155,000,000 Term and Revolving Facilities Agreement, dated April 1, 2007 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.42	Waiver Letter, dated June 4, 2007, relating to €155,000,000 Term and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.43	Amendment Agreement relating to €155,000,000 Term and Revolving Facilities Agreement dated as of June 4, 2007 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.44	Waiver Letter, dated June 11, 2007, relating to €155,000,000 Term and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.45	Letter of Waiver and Consent, dated November 15, 2007, relating to €155,000,000 Term Loan and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.46	Amendment and Restatement Agreement relating to €155,000,000 Term and Revolving Facilities Agreement dated as of April 15, 2008 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent

10.47	Senior Subordinated Note Purchase Agreement, dated as of June 6, 2007, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.48	Amendment No. 1 to Senior Subordinated Note Purchase Agreement, dated as of April 15, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.49	Amendment No. 2 to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 31, 2008)

10.50	Agreement and Plan of Merger, dated as of August 29, 2006, by and among Safety Components International, Inc., SCI Merger Sub, Inc. and International Textile Group Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

14.1	International Textile Group, Inc. Standards of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of Grant Thornton LLP

23.2	Consent of KPMG LLP

31.1	Certification of CEO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Willis C. Moore, III
Willis C. Moore, III
Executive Vice President and Chief Financial Officer

Date:	March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Joseph L. Gorga	Director, President and Chief	March 27, 2009
Joseph L. Gorga	Executive Officer

/s/ Wilbur L. Ross, Jr.	Director, Chairman of the Board	March 27, 2009
Wilbur L. Ross, Jr.

/s/ Willis C. Moore, III	Executive Vice President and	March 27, 2009
Willis C. Moore, III	Chief Financial Officer
(Principal Financial Officer)

/s/ Gail A. Kuczkowski	Vice President and Chief	March 27, 2009
Gail A. Kuczkowski	Accounting Officer
(Principal Accounting Officer)

/s/ Stephen W. Bosworth	Director	March 27, 2009
Stephen W. Bosworth

/s/ Michael J. Gibbons	Director	March 27, 2009
Michael J. Gibbons

/s/ David H. Storper	Director	March 27, 2009
David H. Storper

/s/ Daniel D. Tessoni	Director	March 27, 2009
Daniel D. Tessoni

/s/ David L. Wax	Director	March 27, 2009
David L. Wax

/s/ Pamela K. Wilson	Director	March 27, 2009
Pamela K. Wilson

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheet of International Textile Group, Inc. and Subsidiaries as of December 31, 2008, and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant operating losses and negative cash flows from operating activities, and has a significant amount of outstanding debt, which is scheduled to mature at various times in 2009, and is in default of certain financial covenants within certain of its debt arrangements. These factors, among others, as discussed in Notes 1 and 8 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP
Greensboro, North Carolina
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheets of International Textile Group, Inc. and Subsidiary Companies as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc. and Subsidiary Companies as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
Charlotte, North Carolina
April 15, 2008

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$26,464	$29,417
Accounts receivable, less allowances of $13,001 and $11,882, respectively	100,014	128,657
Sundry notes and receivables	9,790	18,127
Inventories	159,988	198,192
Deferred income taxes	531	1,713
Prepaid expenses	4,559	5,731
Other current assets	5,015	8,692

Total current assets	306,361	390,529
Investments in and advances to unconsolidated affiliates	925	2,294
Property, plant and equipment, net	423,362	466,102
Intangibles and deferred charges, net	9,302	28,585
Goodwill	17,827	54,405
Deferred income taxes	1,249	6,896
Other assets	2,225	15,110

Total assets	$761,251	$963,921

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of bank debt and other long-term obligations	$260,346	$4,306
Senior subordinated notes	103,854	—
Notes payable to joint venture partners	1,214	—
Short-term borrowings	43,184	24,297
Accounts payable	54,990	72,437
Sundry payables and accrued liabilities	48,337	45,409
Income taxes payable	2,487	5,499
Deferred income taxes	1,353	1,035

Total current liabilities	515,765	152,983
Bank debt and other long-term obligations, net of current maturities	96,468	348,535
Senior subordinated notes	—	88,623
Unsecured subordinated notes - related party	60,300	25,363
Notes payable to joint venture partners	3,227	4,300
Deferred income taxes	2,845	11,484
Other liabilities	22,737	15,852

Total liabilities	701,342	647,140
Minority interests	11,041	20,289
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 9,250,409 and 8,577,440 shares issued and outstanding, aggregate liquidation value of $231,260 and $214,436, at December 31, 2008 and December 31, 2007, respectively)	231,260	214,436
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 and 17,469,333 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively)	175	175
Capital in excess of par value	114,943	130,360
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(305,796)	(64,770)
Accumulated other comprehensive income, net of taxes	8,697	16,702

Total stockholders’ equity	48,868	296,492

Total liabilities and stockholders’ equity	$761,251	$963,921

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net sales	$995,132	$1,010,853	$733,521
Cost of goods sold	981,664	928,933	675,136

Gross profit	13,468	81,920	58,385

Selling and administrative expenses	104,487	99,136	75,950
Bad debt expense	1,309	1,847	2,789
Expenses associated with corporate realignment	7,363	—	—
Expenses associated with certain share transactions	—	5,531	4,350
Stock-based compensation and related cash bonus expense	1,320	1,754	1,318
Other operating income - net	(22,426)	(3,648)	(4,274)
Provision for special termination benefit	318	—	3,227
Provision for restructuring	6,938	16,523	11,140
Goodwill and other impairment charges	100,994	7,793	462

Loss from operations	(186,835)	(47,016)	(36,577)

Other income (expense):
Interest income	1,665	2,207	1,835
Interest expense	(60,054)	(33,220)	(8,515)
Write-off of deferred financing fees	(606)	—	(1,054)
Other income (expense)	(6,037)	7,346	11,519

	(65,032)	(23,667)	3,785

Loss from continuing operations before income taxes, equity in income (losses) of unconsolidated affiliates and minority interest	(251,867)	(70,683)	(32,792)
Income tax expense	(1,135)	(11,559)	(4,754)
Equity in income (losses) of unconsolidated affiliates	127	19	(847)
Minority interest in losses of consolidated subsidiaries	11,849	5,777	2,899

Loss from continuing operations	(241,026)	(76,446)	(35,494)
Discontinued operations:
Loss from operations (net of income taxes)	—	(4,988)	(13,976)
Gain on disposals (net of income taxes)	—	1,274	—

Loss from discontinued operations	—	(3,714)	(13,976)

Net loss	$(241,026)	$(80,160)	$(49,470)

Net loss	$(241,026)	$(80,160)	$(49,470)
Accrued preferred stock dividends	(16,824)	(12,568)	—
Accretion of preferred stock discount	—	(5,229)	—

Net loss applicable to common stock	$(257,850)	$(97,957)	$(49,470)

Net loss per common share, basic:
Loss from continuing operations	$(14.85)	$(5.46)	$(2.15)
Loss from discontinued operations	—	(0.21)	(0.84)

	$(14.85)	$(5.67)	$(2.99)

Net loss per common share, diluted:
Loss from continuing operations	$(14.85)	$(5.46)	$(2.15)
Loss from discontinued operations	—	(0.21)	(0.84)

	$(14.85)	$(5.67)	$(2.99)

Weighted average number of shares outstanding, basic	17,360	17,276	16,532

Weighted average number of shares outstanding, diluted	17,360	17,276	16,532

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(Amounts in thousands, except share data)

	Preferred stock		Common stock		Capital in excess of	Treasury stock	Retained earnings (accumulated	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	par value	amount	deficit)	income	Total
Balance at December 31, 2005	—	$—	16,750,881	$168	$108,823	$(411)	$73,401	$7,738	$189,719

Comprehensive loss for the twelve months ended December 31, 2006:
Net loss	—	—	—	—	—	—	(49,470)	—	(49,470)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,610	4,610
Minimum pension liability adjustment, net of taxes	—	—	—	—	—	—	—	296	296
Unrealized loss on derivatives	—	—	—	—	—	—	—	(295)	(295)

Net comprehensive loss	—	—	—	—	—	—	—	—	(44,859)
Adjustment to initially apply FASB Statement No. 158, net of taxes	—	—	—	—	—	—	—	(256)	(256)
Exercise of stock options	—	—	122,000	1	1,254	—	—	—	1,255
Amortization of unearned compensation	—	—	—	—	865	—	—	—	865
Forfeiture of restricted nonvested stock	—	—	(4,748)	—	—	—	—	—	—
Purchase of minority interest	—	—	(255)	—	21,993	—	—	—	21,993
Acquisition of BST on December 8, 2006	—	—	—	—	83,876	—	—	—	83,876
Stock dividend	—	—	612,094	6		—	—	—	6

Balance at December 31, 2006	—	—	17,479,972	175	216,811	(411)	23,931	12,093	252,599

Comprehensive loss for the twelve months ended December 31, 2007:
Net loss	—	—	—	—	—	—	(80,160)	—	(80,160)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,500	4,500
Actuarial losses on benefit plans, net of taxes								(345)	(345)
Settlement gain on pension plan, net of taxes	—	—	—	—	—	—	—	159	159
Reclassification adjustment for derivative losses included in net loss, net of tax	—	—	—	—	—	—	—	295	295

Net comprehensive loss	—	—	—	—	—	—	—	—	(75,551)
Amortization of unearned compensation	—	—	—	—	1,469	—	—	—	1,469
Forfeiture of restricted nonvested stock	—	—	(5,926)	—	—	—	—	—	—
Cancellation of shares	—	—	(4,713)	—	(16)	—	—	—	(16)
Issuance of preferred stock	8,074,715	196,639	—	—	5,228	—	—	—	201,867
Merger with BST on April 1, 2007	—	—	—	—	(83,876)	—	—	—	(83,876)
Preferred stock dividends	502,725	12,568	—	—	(9,256)	—	(3,312)	—	—
Accretion of preferred stock discount	—	5,229	—	—	—	—	(5,229)	—	—

Balance at December 31, 2007	8,577,440	214,436	17,469,333	175	130,360	(411)	(64,770)	16,702	296,492

Comprehensive loss for the twelve months ended December 31, 2008:
Net loss	—	—	—	—	—	—	(241,026)	—	(241,026)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,609)	(3,609)
Actuarial losses on benefit plans, net of taxes								(4,396)	(4,396)

Net comprehensive loss	—	—	—	—	—	—	—	—	(249,031)
Release of shares from escrow account	—	—	(1,006)	—	108	—	—	—	108
Amortization of unearned compensation	—	—	—	—	1,299	—	—	—	1,299
Preferred stock dividends	672,969	16,824	—	—	(16,824)	—	—	—	—

Balance at December 31, 2008	9,250,409	$231,260	17,468,327	$175	$114,943	$(411)	$(305,796)	$8,697	$48,868

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
OPERATIONS
Net loss	$(241,026)	$(80,160)	$(49,470)
Adjustments to reconcile net loss to cash used in operations:
Non-cash provision for restructuring and impairment	101,425	7,681	6,890
Provision for special termination benefit	318	—	3,227
Provision for bad debts	1,309	1,847	2,789
Depreciation and amortization of property, plant and equipment	43,254	32,330	13,733
Amortization of intangibles and deferred financing costs	9,230	8,217	1,259
Amortization of stock-based compensation	1,299	1,470	865
Deferred income taxes	(1,422)	3,357	10,098
Equity in (income) losses of unconsolidated affiliates	(127)	(19)	847
Minority interest in losses of consolidated subsidiaries	(11,849)	(5,777)	(2,898)
Unrealized non-cash losses on inventory purchase commitments	6,447	—	—
Gain on sale of assets	(25,674)	(3,209)	(12,790)
Write-off of deferred financing fees	606	—	1,054
Noncash interest expense	21,166	9,520	1,253
Foreign currency exchange losses (gains)	8,412	606	(33)
Contributions to pension plan	(300)	(22,900)	—
Payment of interest on payment-in-kind notes	(2,000)	—	(5)
Change in operating assets and liabilities:
Accounts receivable	24,652	(3,250)	29,685
Inventories	33,302	(3,735)	9,778
Other current assets	9,286	(1,577)	1,532
Accounts payable and accrued liabilities	(15,397)	(23,667)	(11,121)
Income taxes payable	(4,595)	2,222	(4,895)
Other	5,231	(1,294)	(2,292)

Net cash used in operating activities	(36,453)	(78,338)	(494)

INVESTING
Capital expenditures	(52,882)	(170,521)	(88,351)
Acquisition of businesses, net of cash acquired	—	—	(21,797)
Merger with BST U.S. Holdings, Inc.	—	—	40,730
Distributions from unconsolidated affiliates	1,247	—	—
Proceeds from sale of property, plant and equipment	5,263	6,908	4,593
Proceeds from sale of other assets	24,437	6,993	10,000

Net cash used in investing activities	(21,935)	(156,620)	(54,825)

FINANCING
Proceeds from issuance of senior subordinated notes	—	80,000	—
Proceeds from issuance of term loans	23,998	50,827	41,536
Repayment of term loans	(1,023)	(10,371)	(51,659)
Proceeds from issuance of unsecured subordinated notes	30,000	25,000	68,210
Redemption of payment-in-kind notes in lieu of interest	—	—	(2,000)
Net borrowings (repayments) under revolver loans	(12,962)	4,916	36,497
Proceeds from short-term borrowings	18,606	7,418	2,763
Payment of financing fees	(432)	(5,466)	(4,368)
Repayment of capital lease obligations	(2,535)	(9,584)	(1,263)
Increase (decrease) in checks issued in excess of deposits	(846)	(2,114)	1,643
Proceeds from issuance of preferred stock	—	50,000	—
Proceeds from exercise of stock options	—	—	972
Tax benefit from exercise of stock options	—	—	283
Capital contributions/loans from minority shareholders	4,149	10,106	15,664

Net cash provided by financing activities	58,955	200,732	108,278

Effect of exchange rate changes on cash and cash equivalents	(3,520)	1,722	227

Net change in cash and cash equivalents	(2,953)	(32,504)	53,186

Cash and cash equivalents at beginning of period	29,417	61,921	8,735

Cash and cash equivalents at end of period	$26,464	$29,417	$61,921

Supplemental disclosure of cash flow information:
Cash payments (refunds) of income taxes, net	$3,485	$(2,560)	$1,959
Cash payments for interest	$32,008	$26,141	$6,675
Noncash investing and financing activities:
Issuance of preferred stock for acquisition of businesses	$—	$83,876	$—
Exchange of unsecured subordinated notes for preferred stock	$—	$67,992	$—
Additions to property, plant and equipment using deposits or trade credits	$10,660	$940	$2,451
Noncash interest capitalized to property, plant and equipment	$2,420	$3,822	$303
Capital lease obligations incurred to acquire assets	$1,512	$10,174	$1,433

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements

Note 1 Significant Accounting Policies

(a)	Nature of Business

International Textile Group, Inc. (including, when the context requires, its consolidated subsidiaries, the “Company” or “ITG”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with current operations principally in the United States, China, Germany, Poland, Romania, the Czech Republic, Nicaragua, Mexico, Vietnam and South Africa. The Company considers its five primary markets to be automotive safety (including airbag fabric and airbag cushions); bottom-weight woven apparel fabrics (including denim, synthetic and worsted fabrics); government uniform fabrics (including fabrics for military dress uniforms and battle dress uniforms); interior furnishings fabrics; and specialty fabrics and services (including commission printing and finishing, and value added technical fabrics used in a variety of niche government, industrial and commercial applications).

(b)	Principles of Consolidation

The consolidated financial statements include the financial statements of International Textile Group, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company owns 20% to 50% of the voting stock or has significant influence are accounted for using the equity method. In addition, the Company evaluates its relationships with other entities in accordance with, and to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R).

(c)	Going Concern

The Company’s consolidated financial statements included herein are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operating activities, is currently not in compliance with certain covenants pursuant to certain debt instruments, and has a significant amount of outstanding debt, which is scheduled to mature at various times in 2009, which raises substantial doubt about the Company’s ability to continue as a going concern. As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon (i) its ability to obtain modifications, amendments, restructure or obtain replacement financing for debt instruments that the Company is currently not in covenant compliance, (ii) its ability to refinance its existing debt maturing at various times during 2009, (iii) remain in compliance with the covenant requirements of its existing debt, (iv) obtain additional equity contributions or debt financing, (v) reduce expenditures and attain further operating efficiencies, and (vi) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment as well as the Company’s financial performance year-to-date, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company, or that the Company will be able to achieve profitable operations and positive cash flows or, that the Company will be able to remain in compliance with applicable covenant requirements. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company’s plans concerning these matters include, but are not limited to discussions with the lenders under the Automotive Safety Facility regarding restructuring the terms and conditions of its borrowing arrangements thereunder, including the maturity date. The Company has engaged financial advisors to assist it in this analysis and in the negotiations with the lenders. It is the Company’s objective to reach an agreement in principle with the lenders on a restructuring of these debt obligations prior to the expiration of the existing temporary waiver or an extension thereof. There is, however, no assurance that we will be successful in reaching an agreement to restructure the Automotive Safety Facility on acceptable terms, that the lenders will not determine to terminate the existing temporary waiver prior to its scheduled expiration, or that the lenders will extend the temporary waiver beyond May 1, 2009 or grant waivers of additional defaults that may arise in the near future. Furthermore, there is no assurance that any conditions the lenders may impose on the Company in connection with such a restructuring would be acceptable. Additionally, the Company plans to continue discussions with the holders of the Notes regarding amendments or modifications to the debt agreement to remedy the existing covenant violations thereunder. In the event that the Company is unable to reach a mutually satisfactory restructuring arrangement with the lenders under the Automotive Safety Facility, or to obtain necessary modifications or amendments to the Notes, the lenders under each such agreement would have the right to demand immediate repayment of all obligations under their respective Automotive Safety Facility and the Notes. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable. In such circumstances, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under applicable bankruptcy or insolvency laws. In the past, the Company has obtained financing from certain entities affiliated with W.L. Ross & Co. LLC (“WLR”), and the Company will continue to seek further financial support from WLR. Although, there can be no assurances that any such financing will be available at times or on terms acceptable to the Company.

The Bank Credit Agreement requires that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements included elsewhere in this Annual Report is unqualified but contains an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern, and may be deemed to be a violation of the requirement in the Bank Credit Agreement and a default thereunder. The Company has initiated discussions with the lenders under the Bank Credit Agreement to obtain any necessary waivers of any such requirement or default under that agreement, as well as any other agreements as to which a cross default provision would apply. In the event the Company is unable to obtain any such required waivers, then such lenders would have the right to demand immediate repayment of the Company’s obligations and could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings thereunder to be immediately due and payable. See Note 8 for a further discussion of all debt agreements.

(d)	Cash and Cash Equivalents

Cash and cash equivalents include time deposits and other short-term investments with an original maturity of three months or less; at times such amounts exceed Federal Deposit Insurance Corporation limits.

(e)	Accounts Receivable, net

Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as the interest is received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, customers’ financial position; past payment history; cash flows and management capability; historical loss experience; and economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. The Company records sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability.

(f)	Inventories

Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered. Inventories are valued at the lower of cost or market value. Cost of certain components of inventories in the United States is determined using the link chain dollar value last-in, first-out (LIFO) method (see Note 3). All other inventories are valued principally using the first-in, first-out (FIFO) or average cost methods. ITG reviews its inventory to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise on a monthly basis. For those items in inventory that are so identified, ITG estimates their market value based on historical and current realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, ITG writes down the value of its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold.

(g)	Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of the investee. The equity method of accounting is used for unconsolidated affiliated companies in which the Company holds 20% or more of the voting stock of the investee, but no more than 50%. Investments in less than 20% of the voting stock of an unconsolidated affiliated company are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down when the carrying amount is not considered fully recoverable.

(h)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of minimum lease payments and amortization charges are included in depreciation expense. Depreciation and amortization of property, plant, and equipment is calculated over the estimated useful lives of the related assets principally using the straight-line method: 15 years for land improvements, 10 to 40 years for buildings and 2 to 12 years for machinery, fixtures, and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. The Company capitalizes certain interest cost as a component of the cost of construction in progress (see Note 8). The Company has purchased land-use rights from government entities in certain foreign countries that allow the use of land for periods of up to 99 years. Such amounts, which are not significant to the Company’s consolidated balance sheet, are recorded in property, plant and equipment and are amortized over various periods in accordance with local government regulations. Renewals or betterments of significant items are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

(i)	Goodwill, Intangible Assets and Deferred Charges

Goodwill represents the excess of cost over fair value of assets of businesses acquired, which has been previously recognized in the automotive safety and all other segments. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company has chosen the last day of the third quarter of its fiscal year as the date to perform its annual goodwill impairment test. However, the Company also tests goodwill for impairment between annual tests if events occur or circumstances change that raise questions about recoverability.

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

Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method and are charged to interest expense. Recognition of such deferred costs may be accelerated upon certain modifications or exchanges of the underlying debt instruments.

(j)	Discontinued Operations

The Company allocated interest to discontinued operations based on debt that was required to be repaid as a result of the disposal transactions. Amounts allocated to and included in discontinued operations for 2008, 2007 and 2006 were none, $0.1 million and $1.1 million, respectively.

(k)	Impairment of Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life.

(l)	Pensions and Postretirement Benefits

The valuation of pension and other postretirement benefit plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets, and liabilities. These assumptions include discount rates, investment returns, projected benefits and mortality rates. The actuarial assumptions used are reviewed annually and compared with external benchmarks to assure that they fairly account for future obligations. The discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. Returns on investments are based on long-term expectations given current investment objectives and historical results. In accordance with SFAS 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”, the Company recognized the funded status of each plan in the consolidated balance sheets.

(m)	Insurance

Insurance liabilities are recorded based upon the claim reserves established through actuarial methods and estimates, including historical claims experience, demographic factors, severity factors, expected trend rates and other actuarial assumptions. To mitigate a portion of its insurance risks, the Company maintains insurance for individual claims exceeding certain dollar limits. Provisions for estimated losses in excess of insurance limits are provided at the time such determinations are made. The accruals associated with the exposure to these liabilities, as well as the methods used in such evaluations, are reviewed by management for adequacy at the end of each reporting period and adjustments, if any, are reflected in earnings.

(n)	Revenue Recognition

Sales are recorded upon shipment or delivery, depending on when title and the risks and rewards of ownership passes, to unaffiliated customers. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statements of operations. Taxes assessed by a governmental authority that are imposed directly on a revenue-producing transaction are presented on a net basis in the consolidated statements of operations.

(o)	Income Taxes

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico, Germany, and China. Income taxes are accounted for under the rules of SFAS No. 109, “Accounting for Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statements of operations. Significant judgments are required in order to determine the realizability of the deferred tax assets. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.

(p)	Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. Under these statements, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. During 2008, 2007 and 2006, ITG did not have any instruments that were designated as hedging instruments and therefore, the gain or loss was recognized in earnings during the period of change.

(q)	Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Any recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. The Company accrues for losses associated with environmental remediation obligations not within the scope of SFAS No. 143 when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

(r)	Stock-Based Compensation

The Company’s Equity Incentive Plan is described more fully in Note 14. Effective January 1, 2006, SCI (as defined below) adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award. This statement was adopted using the modified prospective method of application, which requires companies to recognize compensation cost on a prospective basis. For stock-based awards granted in the future, if any, the Company will recognize compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model. Prior to the completion of the Merger (as defined below), SCI had no unvested awards as of January 1, 2006 and SCI did not grant, modify, repurchase or cancel any awards subsequent to SCI’s adoption of SFAS No. 123(R) on January 1, 2006. Therefore, the adoption of SFAS No. 123(R) had no effect on SCI’s financial position or results of operations for the fiscal year ended December 31, 2006. ITGH (as defined below) adopted SFAS No. 123(R) upon the completion of the Merger. The $3.2 million fair value of vested stock options issued in connection with the Merger was included in the purchase price of SCI common stock exchanged for the minority interest of ITGH (see Note 2). Unvested stock options issued in connection with the Merger are amortized on a straight-line basis over the entire remaining vesting periods as compensation expense based on the grant date fair value. These fair value estimates utilized the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 4.74% to 4.77%, dividend yields of 0%, expected volatility of 43% to 47%, and expected lives of the options of 4.7 to 6.0 years.

In a change from previous standards, SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Share-based compensation cost that has been included in income from continuing operations amounted to $1.3 million for the year ended December 31, 2008. Share-based compensation cost that has been included in income from continuing operations amounted to $1.8 million for the year ended December 31, 2007, including related cash bonus expense of $0.3 million. There was no income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements in 2008 or 2007. Share-based compensation cost that has been included in income from continuing operations amounted to $1.3 million for the year ended December 31, 2006, including related cash bonus expense of $0.5 million. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $0.3 million for the year ended December 31, 2006.

(s)	Foreign Currency Translation

Financial statements of certain of the Company’s foreign operations are prepared using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expenses are translated at average monthly exchange rates. Net changes resulting from such translation are recorded as a component of translation adjustments in “accumulated other comprehensive income” as a component of stockholders’ equity in the accompanying consolidated balance sheets. The Company has determined that the United States dollar or the Euro is the appropriate functional currency for certain of its foreign subsidiaries with local currencies other than the United States dollar or Euro, as the case may be. Accordingly, the translation effects of these financial statements are included in the results of operations in “other (income) expense, net.”

(t)	Fair Value of Financial Instruments

The consolidated financial statements include financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The Company is not able to estimate the fair value of its senior subordinated notes, its unsecured subordinated notes or its borrowings under its various bank loans or other long-term debt instruments because these instruments are not publicly traded and/or were originally issued in privately-negotiated transactions. However, based on changes in general credit markets, the general deterioration of conditions in the North American and European automotive markets and the Company’s financial results since the issuance of these securities, the Company estimates that such debt securities would have fair values less than the carrying values at December 31, 2008. The Company’s other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

(u)	Segment Information

The Company reports its financial results in four reportable segments: automotive safety, bottom-weight woven apparel fabrics, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). The Company ceases to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first become operational. During the quarter ended June 30, 2008, operations at the various facilities underlying the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the consolidated statements of operations included in this annual report, and appear primarily in the bottom-weight woven apparel fabrics segment.

(v)	Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits and environmental costs, among others. These estimates and assumptions are based on managements’ best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current global economic difficulties and the lack of liquidity in the United States and the global credit markets. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity share values as well as declines in global consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements for future periods. Management believes that its estimates impacting the included consolidated financial statements, including for these matters, are reasonable based on facts currently available.

(w)	Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. Costs associated with research and development for the 2008, 2007 and 2006 fiscal years were approximately $10.5 million, $10.6 million and $7.3 million, respectively.

(x)	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were approximately $0.9 million, $1.0 million, and $1.4 million during the 2008, 2007 and 2006 fiscal years, respectively, and were recorded as a component of selling and administrative expenses in the accompanying consolidated statements of operations.

(y)	Fiscal Year and Change in Year End

The Company uses a calendar fiscal year from January 1 to December 31. Prior to completion of the Merger, the Company used a 52 – 53 week fiscal year that ended on the Sunday nearest September 30 (see Note 2).

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities. To allow the time to consider the effects of the implementation issues that have arisen, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the Company has not yet adopted SFAS No. 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis. The Company will adopt SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. In October 2008, the FASB issued FSP FAS No. 157-3, “Determination of the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

The deferral provisions of FSP 157-2 for nonfinancial assets and nonfinancial liabilities primarily applies to nonfinancial assets and liabilities initially measured at fair value in business combinations and nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, other intangible assets and long-lived asset impairment testing. The impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which became effective for the Company on January 1, 2008, provides entities with an option to report selected financial assets and financial liabilities, on an instrument by instrument basis, at fair value. Unrealized gains and losses on items for which the fair value measurement option has been elected will be recognized in earnings at the applicable subsequent reporting date. The Company has elected to not report such selected financial assets and financial liabilities at fair value and therefore the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. In addition, under SFAS 141(R), changes in an acquired entity’s valuation allowance on deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could affect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). The Company had $17.8 million of goodwill at December 31, 2008 related to previous business combinations. SFAS 141(R) is effective on a prospective basis for all business combinations where the acquisition date occurs in or after the first fiscal year beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired uncertain tax positions. Adjustments made to valuation allowances and acquired uncertain tax positions associated with acquisitions closed prior to the effective date of this statement must also apply the provisions of SFAS No. 141(R). In connection with the Company’s previous business combinations, valuation allowances on purchased deferred tax assets as well as acquired uncertain tax positions were recorded of approximately $29.2 million. Upon the implementation of SFAS 141(R), any reduction in these valuation allowances and uncertain tax positions will be recorded as a reduction to income tax expense.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, at which time the balance in “minority interest” will be reclassified and presented as “noncontrolling interest” within stockholders’ equity on the Company’s consolidated balance sheet.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009, at which time the adoption of SFAS No. 161 will impact the Company’s disclosures about derivative instruments and hedging activities; it will not have a financial impact on the Company’s financial results.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amended the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date, and the disclosure requirements must be applied prospectively to all intangible assets as of, and subsequent to, the effective date. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s results of operations, financial condition or equity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s results of operations, financial condition or equity.

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (“FSP FAS 132R-1”). FSP FAS 132R-1 will require more detailed disclosures regarding defined benefit pension plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP FAS 132R-1 becomes effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP FAS 132R-1 are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of FSP FAS 132R-1.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentations. During the quarter ended June 30, 2008, operations at the various facilities underlying the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the consolidated statements of operations called “start-up costs on international initiatives.” Such costs, among others, have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the consolidated statements of operations included in this annual report, and appear primarily in the bottom-weight woven apparel fabrics segment.

Note 2 Business and Basis of Presentation

On October 20, 2006, ITG Holdings, Inc. (“ITGH”) and Safety Components International, Inc. (“SCI”) completed the merger (the “Merger”) of ITGH with and into a wholly owned subsidiary of SCI (see “2006 Merger of ITGH and SCI” below). Upon the effective time of the Merger, ITGH became a wholly owned subsidiary of SCI and SCI changed its name to International Textile Group, Inc. (the Company). Subsequent to the Merger, ITGH was merged into the Company. On April 1, 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings LLC (f/k/a BST U.S. Holdings, Inc. “BST Holdings”) (see “2007 BST Acquisition” below). At all times prior to the Merger, ITGH was a privately-owned company that was not subject to the informational or reporting requirements of the Securities Exchange Act of 1934. Since May 13, 2008, the Company’s common stock has been, to the Company’s knowledge, quoted on the over-the-counter under the symbol ITXN.PK on the Pink OTC Markets Inc., or “Pink Sheets,” electronic quotation system. The Company’s common stock previously was eligible for quotation on the Over-the-Counter Bulletin Board.

Formation of ITG Holdings, Inc.

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

Parras Cone Acquisition

On June 30, 2006, ITGH completed the acquisition of the remaining 50% equity interest of Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”) joint venture not already owned by ITGH from Compania Industrial de Parras S.A. de C.V. for a purchase price of approximately $27.0 million and the pro rata assumption of debt. This acquisition increased current assets in the amount of $34.8 million (including $5.5 million of cash), property, plant and equipment in the amount of $17.0 million, current liabilities in the amount of $15.8 million and long-term liabilities in the amount of $8.8 million. The acquisition has been accounted for under SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The consolidated results of operations of Parras Cone have been included in the consolidated financial statements of the Company since June 30, 2006.

2006 Merger of ITGH and SCI

On October 20, 2006, as part of a negotiated transaction, ITGH and SCI completed the Merger of ITGH with and into a wholly owned subsidiary of SCI. Upon the effective time of the Merger, ITGH became a wholly owned subsidiary of SCI and SCI changed its name to International Textile Group, Inc. Subsequent to the Merger, ITGH was merged into International Textile Group, Inc. As a part of the Merger, shares of ITGH common stock were exchanged for shares of common stock of the SCI at a ratio of 1.4739 shares of ITGH common stock for one share of SCI common stock, resulting in the issuance of 11,363,783 additional shares of the Company’s common stock (the “Additional Shares”).

In connection with the completion of the Merger, the Company adopted the ITGH Equity Incentive Plan (the “Incentive Plan”) and the ITGH Stock Option Plan for Non-Employee Directors (the “Non-Employee Director Plan”) and provided that outstanding options thereunder were exercisable for shares of the Company’s common stock on the terms and conditions as were applicable to each award prior to the Merger, after applying the exchange ratio and related adjustments set forth in the merger agreement (the “Merger Agreement”). As a result, as of October 20, 2006, there were options to purchase 597,081 shares of the Company’s common stock outstanding under the Incentive Plan, and options to purchase 33,587 shares of the Company’s common stock outstanding under the Non-Employee Director Plan. No future option grants are permitted to be made under either of these plans. In addition, of the 11,363,783 Additional Shares issued to the former ITGH stockholders, 612,220 shares are in the form of restricted stock that was issued in exchange for shares of ITGH restricted stock held by officers and employees and are subject to vesting criteria consistent with the terms of the equity awards originally made by ITGH.

Also in connection with the completion of the Merger, and pursuant to the terms of the agreement governing the Merger, the board of directors of SCI declared a common stock dividend of one-ninth (1/9th) of one share of common stock for each share of common stock outstanding immediately prior to the effective time of the Merger, which was payable to the holders of record of SCI’s common stock as of the close of business on October 20, 2006. The 612,094 shares of SCI’s common stock issued pursuant to such common stock dividend are referred to as the “Dividend Shares.” In accordance with the terms and conditions of the Merger Agreement, the Dividend Shares were required to be held in an escrow account for a period of up to 18 months therefrom to satisfy potential claims for indemnification that may have been made on behalf of the Company. Additionally, ten percent (10%) of the Additional Shares were registered in the name of an escrow agent and placed in the escrow account to satisfy potential claims for indemnification on behalf of SCI under the Merger Agreement. As a result, those shares were not distributed to ITGH stockholders at the time of the Merger. In June 2008, all Additional Shares and Dividend Shares (1,748,722 total shares) were released from the escrow account.

Immediately prior to the completion of the Merger, affiliates of WLR owned approximately 75.6% of SCI’s outstanding stock, and approximately 85.4% of ITGH’s outstanding stock. Immediately after the Merger, affiliates of WLR owned approximately 82% of the outstanding stock of the Company and the former stockholders of ITGH held approximately 65% of the common stock of the Company (approximately 56% owned by affiliates of WLR and 9% by other parties). The minority stockholders of SCI owned an approximate 9% interest in the combined Company immediately after the Merger.

SFAS No. 141 states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS No. 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. In accordance with Emerging Issues Task Force (“EITF”) 02-5, Definition of ‘Common Control’ in Relation to SFAS No. 141 (“EITF 02-5”), WLR obtained control of ITGH in March 2004 and, as a result of the acquisition of control of SCI by WLR on December 2, 2005, common control of both companies existed commencing December 2, 2005 through and including the date of the Merger. Guidance issued by the SEC states that, in the context of a merger of two companies under common control, the predecessor company for financial statement presentation purposes in the transaction will generally be the entity first acquired or controlled by the parent of the entities that are to be combined. Due to the fact SCI and ITGH were under common control at the time of the Merger, the transfer of assets and liabilities of ITGH were accounted for at historical cost in a manner similar to a pooling of interests. The reporting entity reflects in its financial statements the results of each entity only during the relevant periods in which those entities were controlled by WLR. As a result, the financial statement presentation herein reflects ITGH as being the historical accounting entity, as WLR controlled ITGH prior to acquiring a controlling interest in SCI. SFAS No. 141 specifies that the financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, the receiving entity should present the statement of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. The Merger occurred on October 20, 2006 and, under these guidelines, the Company has reflected SCI’s results of operations in its consolidated statements of operations and cash flows for the fiscal year ended December 31, 2006 as if the Merger had occurred on January 1, 2006.

The Company accounted for the acquisition of the minority interest of ITGH using the purchase method of accounting in accordance with SFAS No. 141 and FASB Technical Bulletin (“FTB”) No. 85-5, “Issues Relating to Accounting for Business Combinations”. Under these rules, the original minority interest effectively is purchased, and a new minority interest in a different subsidiary is created. Thus, for the portion of the Merger consideration that involved the exchange of SCI common stock for the minority interest of ITGH, the Company applied the purchase method of accounting, thereby recording a step up in basis of fixed assets in the amount of $9.0 million that was allocated to worldwide fixed assets based on their relative fair values and a related deferred tax liability of $1.9 million. This net amount included $3.9 million as the difference between the fair value of the minority interest’s 1,285,127 common shares of $18.8 million and the minority interest’s percentage of total stockholders’ equity at the acquisition date of $14.9 million, plus $3.2 million representing the fair value of vested stock options issued in connection with the Merger. The Company applied the provisions of SFAS No. 141 to the June 2008 balance sheet for the minority shares released from the escrow account at such date, which resulted in a step down in basis of property, plant and equipment in the amount of $1.9 million.

2007 BST Acquisition

On April 1, 2007, the Company completed the acquisition of BST Holdings from affiliates of WLR (the “BST Acquisition”) and certain other stockholders of BST Holdings. On December 8, 2006, BST Holdings had acquired the business and operations of BST Safety Textiles Holding GmbH (“BST Safety Textiles”). BST Safety Textiles, based in Maulburg, Germany, was a leading international manufacturer of flat and one piece woven fabrics for automotive air bags as well as narrow fabrics for seat belts and military and technical uses. Pursuant to the agreement governing the BST Acquisition, the Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of Series A Preferred Stock of the Company. Prior to the BST Acquisition, affiliates of WLR owned approximately 98.1% of BST Holdings.

In accordance with EITF 02-5, common control of ITG and BST Safety Textiles was deemed to have existed beginning on December 8, 2006, the date that BST Holdings acquired BST Safety Textiles. As a result, the subsequent transfer of the assets and liabilities of BST Safety Textiles to ITG was accounted for as an “as-if pooling-of-interests,” at WLR’s historical cost at December 8, 2006, including its necessary purchase accounting adjustments. Accordingly, the consolidated balance sheet of the Company as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the Company have been recast to include BST Safety Textiles’ assets and results of operations beginning as of December 9, 2006. The consolidated balance sheets, statements of operations, stockholders’ equity and comprehensive loss and cash flows for the Company prior to December 9, 2006 have not been recast to give effect to the BST Acquisition. The acquisition of the minority interest of BST Holdings, which was accounted for using the purchase method of accounting in accordance with SFAS No. 141, did not result in material adjustments.

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

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS OF ITG AND BST

For the Year Ended December 31, 2006

(amounts in thousands)

	ITG	BST(A)	Pro Forma Combined ITG and BST	Parras Cone Acquisition	Pro Forma Adjustments Relating to 2006 Acquisitions		Pro Forma
Net sales	$720,916	$275,135	$996,051	$29,667	$—		$1,025,718
Cost of goods sold	660,597	244,064	904,661	28,063	1,148	(1)	933,872

Gross profit	60,319	31,071	91,390	1,604	(1,148)		91,846
Selling and administrative expenses	77,173	20,288	97,461	2,744	(550	)(1)	99,655
Stock-based compensation and related cash bonus expense	1,318	—	1,318	—	—		1,318
Gain on disposal of property, plant and equipment	(769)	—	(769)	—	—		(769)
Expenses associated with certain share transactions	4,350	—	4,350	—	—		4,350
Provision for restructuring, special termination benefit and impairment	14,829	—	14,829	—	—		14,829

Income (loss) from operations	(36,582)	10,783	(25,799)	(1,140)	(598)		(27,537)
Other income (expense):
Interest income	1,509	951	2,460	90	—		2,550
Interest expense	(6,937)	(7,652)	(14,589)	(543)	(6,092	)(2)	(21,224)
Write-off of deferred financing fees	(1,054)	—	(1,054)	—	—		(1,054)
Other income (expense)	10,846	—	10,846	(884)	—		9,962

Income (loss) from continuing operations before income taxes	(32,218)	4,082	(28,136)	(2,477)	(6,690)		(37,303)
Income tax (expense) benefit	(5,913)	(6,641)	(12,554)	(5,674)	3,625	(3)	(14,603)
Equity in earnings (losses) of unconsolidated affiliates	(847)	—	(847)	—	1,076	(4)	229
Minority interest in losses of unconsolidated subsidiaries	2,899	—	2,899	—	—		2,899

Net loss from continuing operations	$(36,079)	$(2,559)	$(38,638)	$(8,151)	$(1,989)		$(48,778)

(A)	Includes the historical financial results of BST Holdings for the period from January 1, 2006 to December 8, 2006, which have been converted to U.S. dollars based on the average exchange rate for the period, as well as the following unaudited historical financial results of BST Holdings for the period from December 9, 2006 to December 31, 2006:

Net sales	$12,141
Loss from operations	$(996)
Net loss	$(937)

(1)	To increase depreciation and amortization expense on new bases of BST Holdings’ assets; to eliminate management and marketing fees paid to the former 50% owner of Parras Cone; and to record reduced depreciation expense on fixed assets written-down upon acquisition of the remaining 50% ownership interest of Parras Cone on June 30, 2006.
(2)	Represents pro forma interest expense to finance the acquisition of BST Holdings and the remaining 50% interest in Parras Cone not already owned by ITG, and the elimination of BST Holdings interest expense related to indebtedness repaid upon the acquisition of BST Holdings.
(3)	To record income tax effects of pro forma income (loss).
(4)	To eliminate equity in earnings (losses) of Parras Cone.

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	December 31, 2008	December 31, 2007
Inventories at FIFO:
Raw materials	$36,159	$42,673
Stock in process	46,867	52,739
Produced goods	73,809	97,873
Dyes, chemicals and supplies	16,900	15,874

	173,735	209,159

Excess of FIFO over LIFO	(13,747)	(10,967)

Total	$159,988	$198,192

Inventories valued using the LIFO method comprised approximately 38% and 44% of consolidated inventories at December 31, 2008 and 2007, respectively.

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

On June 30, 2006, the Company completed the acquisition of the remaining 50% equity interest of the Parras Cone joint venture not already owned by the Company for a purchase price of approximately $27.0 million and the pro rata assumption of debt. The acquisition reflects purchase accounting adjustments pursuant to the provisions of SFAS No. 141.

The Company owns 49% of NxGen Technologies, LLC (“NxGen”), which is in the business of designing airbags, airbag systems and inflator units. NxGen has entered into a License and Consulting Agreement with a major automotive supplier pursuant to which NxGen granted the supplier an exclusive, worldwide, royalty-bearing license to certain of NxGen’s patents and patent know-how. The supplier paid NxGen an initial license fee and it is required to make two additional payments, which will be treated as prepaid royalties for subsequent sales, if and when validation and sales targets are met. If sales exceed the volume corresponding to the prepaid royalties, the supplier will pay NxGen an additional royalty for each airbag system sold using the licensed patents and know-how. No such additional royalty payments have been paid to date. The Company participates in NxGen’s profits and losses pro rata in accordance with its equity ownership.

The aggregate summarized unaudited financial information of the Company’s investments in unconsolidated affiliates is set forth below (in thousands). The December 31, 2008 and 2007 consolidated income statement information includes the results of operations of Summit Yarn and NxGen for the years then ended. The December 31, 2006 consolidated income statement information includes the results of operations of Summit Yarn and NxGen for the year then ended, the results of operations of Mafatlal for the three months ended March 31, 2006, and the results of operations of Parras Cone for the six months ended June 30, 2006.

	December 31, 2008	December 31, 2007	December 31, 2006
Current assets	$10,956	$13,048	$13,064
Noncurrent assets	9,742	11,869	13,775
Current liabilities	451	2,562	4,595
Noncurrent liabilities	62	106	51
Net sales	50,677	48,624	45,115
Gross profit	1,437	2,738	2,292
Net income (loss)	(47)	56	(288)

The Company assigned no values to noncurrent assets acquired in connection with the formation of ITG Holdings, Inc. (except for noncurrent assets applicable to minority interest) due to the existence of negative goodwill in accordance with GAAP (see Note 2). Accordingly, no value was assigned to investments in unconsolidated affiliates or to a note receivable from Summit Yarn with an outstanding balance of $5.6 million at November 10, 2003. During the year ended December 31, 2007, this note was fully repaid with the Company receiving principal payments of $0.9 million. For the year ended December 31, 2006, the Company received payments on this note of $0.3 million, which were recorded as a decrease to cost of goods sold in the consolidated statement of operations. At December 31, 2008 and 2007, the Company’s recorded investment in Summit Yarn was $8.9 million less than the value of its interest in Summit Yarn equity due to the above referenced purchase accounting adjustments. The Company discontinues applying the equity method of accounting for its investments that are reduced to zero in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. If such affiliates subsequently report net income, the equity method will be applied after the Company’s share of that net income equals the share of net losses not recognized during the period that application of the equity method was suspended.

Note 5 Property, Plant, and Equipment, net

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Land and land improvements	$10,782	$11,900
Buildings	134,309	123,647
Leasehold improvements	1,250	1,347
Machinery and equipment	345,632	324,479
Contruction in progress	43,581	88,351
Equipment under capital leases	13,443	13,751

	548,997	563,475

Less:
Accumulated depreciation	125,635	97,373

	$423,362	$466,102

Depreciation and amortization expense related to property, plant and equipment was $43.3 million, $32.3 million and $13.7 million for the 2008, 2007 and 2006 fiscal years.

In December 2008, the Company was notified of the closing of the cut/sew/laundry operation owned by a significant customer of Cone Denim de Nicaragua in Central America, and the Company believes that no similar cut/sew/laundry operations are likely to be established or developed in the near future in that region. This situation, which reflects a continuing deterioration of the Central American supply chain for apparel products, coupled with the difficult economic environment, represented a significant adverse change in business climate in the fourth quarter of 2008 that required the Company to perform a test of recoverability of the value of the long-lived assets in the Company’s bottom-weight woven apparel fabrics segment as of December 31, 2008 pursuant to the provisions of SFAS No. 144. The Company recorded a non-cash impairment charge of $53.0 million in the bottom-weight woven apparel fabrics segment as the amount by which the carrying amount of the asset group exceeded the estimated fair value of such assets as measured by the present value of expected future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider; the fair value was determined using a WACC of approximately 12% that considered such factors as the risk free rate of return, cost of debt, country specific risk and expected equity premium. The income approach has been determined to be the most representative because there is not an active market for the sale of the textile assets or businesses within Nicaragua or for the Company’s equity or debt securities. Such non-cash charge primarily reduced the carrying amount of the segment’s buildings, machinery and equipment and was recorded in “Goodwill and other impairment charges” in the 2008 consolidated statement of operations. In addition, the Company recorded an impairment charge of $1.9 million in December 2008 related to assets at the White Oak denim plant (due to its decision to eliminate all ring-spinning operations and reduce its weaving capacity to adjust to current demand) and $1.9 million related to the Burlington Finishing plant (due to reduced capacity and current and expected future losses resulting from a weak apparel retail market), both in the bottom-weight woven apparel fabrics segment. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets. Any further decline in economic conditions could result in future additional impairment charges with respect to the Company’s long-lived assets such as property, plant and equipment.

Note 6 Goodwill, Intangible Assets and Deferred Charges

Goodwill, intangible assets and deferred charges are comprised of the following (in thousands):

		December 31, 2008			December 31, 2007
	Range of Life (Years)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Goodwill	N/A	$17,827	$—	$17,827	$54,405	$—	$54,405

Other intangible assets	N/A	$200	$—	$200	$200	$—	$200

Amortizable intangbile assets and deferred charges:

Patents	13-18	5,343	(3,261)	2,082	3,572	(1,104)	2,468

Customer relationships	5-6	8,599	(7,352)	1,247	18,658	(3,977)	14,681

Deferred financing costs	2-7	15,926	(10,176)	5,750	16,029	(4,838)	11,191

Other	4.5	100	(77)	23	100	(55)	45

Total		$30,168	$(20,866)	$9,302	$38,559	$(9,974)	$28,585

In connection with the BST Acquisition, on December 8, 2006 the Company recorded intangible assets including goodwill of $51.2 million, $17.0 million related to customer relationships, $1.8 million related to patents and $6.1 million related to deferred financing costs. Primarily as a result of negative operating results in the narrow fabrics business and a slowdown in the U.S. automobile market, operating profits and cash flows were lower than expected in 2007. A goodwill impairment loss of $1.5 million was recognized in the narrow fabrics segment in 2007. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

The Company reviewed the recoverability of goodwill and other indefinite-lived intangibles as of September 30, 2008. Goodwill at September 30, 2008 was primarily related to the automotive safety segment and to a lesser extent the commission finishing business in the all other segment. The estimation of the fair value of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital, which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because the Company does not have an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS No. 142. The determination of future cash flows is based on the businesses’ plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. We use external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans are based on the current cost structure and anticipated cost reductions. We employed a WACC approach to determine our discount rate of approximately 12% for goodwill recoverability testing. Our WACC calculation includes factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and additional impairment of assets might be required to be recorded. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment experienced decreased operating results and cash flows in the quarter ended September 30, 2008, greater than those previously anticipated in 2008 operating forecasts, and such decreases were estimated to continue into fiscal 2009. Based on the results of the review performed as of September 30, 2008, it was estimated that the fair value of the goodwill assigned to the automotive safety reporting unit was less than the carrying value on the consolidated balance sheet as of September 30, 2008, and accordingly the Company recognized a pre-tax non-cash impairment charge of $16.0 million in the quarter ended September 30, 2008. Additionally, it was determined that there was no impairment of the goodwill assigned to the commission finishing reporting unit or any impairment to the finite-lived intangible assets as of September 30, 2008.

Based on the further weakening of the current macro-economic business environment during the fourth quarter of 2008 and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the European region, the Company completed an additional assessment of its goodwill and other intangible assets carrying values associated with the automotive safety segment for impairment as of December 31, 2008. Using similar methods noted in the previous paragraph, the Company estimated that certain of its then recorded value of goodwill and other intangible assets related to customer contracts had been further impaired and recognized an additional non-cash impairment charge of $27.9 million in the fourth quarter of fiscal 2008.

Impairment charges related to goodwill and other intangible assets are reflected in “Goodwill and other impairment charges” in the accompanying consolidated statements of operations. Such charges have no impact on the Company’s cash flows or liquidity. The following table reflects the change in the net carrying amount of goodwill and other intangible assets (in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2007	$54,405	$28,585
Payment of financing fees	—	432
Write-off of deferred financing fees	—	(606)
Amortization	—	(9,230)
Impairment charges	(34,971)	(8,872)
Foreign currency translation adjustments	(1,607)	(1,007)

Balance at December 31, 2008	$17,827	$9,302

Further, the Company cannot predict the occurrence of events that might adversely affect the carrying value of goodwill and other intangible assets. Further deterioration in global economic conditions, and/or additional changes in assumptions or circumstances could result in additional impairment charges associated with goodwill or other indefinite-lived intangibles and finite-lived intangibles in future periods in which the change occurs. The Company will continue to monitor the economic situations that could impact the fair value of goodwill and/or other indefinite-lived intangibles and finite-lived intangibles. Factors that could cause impairment include, but are not limited to, continued reduced or further reduction in demand for automotive safety segment products as a result of the weakening U.S., European or other economies, a heightened state of deterioration of automobile sales, increased competition for the Company’s products, including from countries with lower production costs or foreign imports at lower prices, consolidation of competitors within certain of the Company’s industry sectors, increased vertical integration or internal production among the Company’s customers, high raw material costs, the loss of any key customer, and changes in future government regulations and government spending that could impair the Company’s commission finishing business.

Amortization expense for intangibles and deferred charges for the 2008, 2007 and 2006 fiscal years was $9.2 million, $8.2 million and $1.3 million, respectively. The estimated amortization expense for definitive-lived intangibles and deferred charges, based on current balances, for the next five years is as follows (in thousands):

2009	$4,376
2010	1,879
2011	1,102
2012	497
2013	236
Thereafter	1,012

Note 7 Sundry Payables and Accrued Liabilities

The major categories of sundry payables and accrued liabilities are as follows (in thousands):

	December 31, 2008	December 31, 2007
Accrued interest	$6,589	$1,150
Reserve for loss on firm purchase commitments	6,447	—
Reserves related to restructuring and early retirement severance and benefits	5,570	6,645
Accrued salaries and benefits	4,536	14,548
Foreign currency derivatives	3,022	—
All other	22,173	23,066

Total	$48,337	$45,409

Note 8 Long-Term Debt and Short-Term Borrowings

Total outstanding debt of the Company consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Revolving loans:
ITG, Inc.	$34,856	$58,654
ITG Automotive Safety Holdings LLC	18,637	11,100
ITG Automotive Safety Textiles Acquisition GmbH	3,524	—
Term loans:
Burlington Morelos S.A. de C.V.	10,229	11,229
ITG Automotive Safety Textiles Acquisition GmbH	172,242	177,520
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	11,861	11,390
ITG-Phong Phu Joint Venture	22,327	10,754
Cone Denim de Nicaragua	37,000	25,000

Senior subordinated notes	103,854	88,623
Unsecured subordinated notes - related party	60,300	25,363
Capitalized lease obligations	11,172	12,210
Notes payable to joint venture partners	4,441	4,300
Other notes payable	24	42

	525,409	471,127

Less: current portion of long-term debt	(365,414)	(4,306)

Total long-term portion of debt	$159,995	$466,821

As of December 31, 2008, aggregate maturities of long-term debt for each of the next five years were as follows: $365.4 million in 2009, $30.0 million in 2010, $28.7 million in 2011, $76.9 million in 2012 and $13.6 million in 2013.

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

Prior to October 1, 2008, the Bank Credit Agreement provided for a revolving credit facility, including a letter of credit sub-facility, in the aggregate amount of up to $165.0 million (the “Revolving Credit Facility”). On October 1, 2008, the Revolving Credit Facility was amended such that the aggregate revolving loan commitment amount was reduced to $129.0 million. Also, as of October 1, 2008, the interest rate margin applicable to loans made under the Revolving Credit Facility was increased to 2.75% in excess of the LIBOR rate or 1.75% in excess of the prime rate, as selected by the Company. This amendment also modified certain provisions of the borrowing base to increase the maximum amount of insured eligible accounts receivable that are permitted and provided for certain modifications to the Revolving Credit Facility as they relate to the Company’s availability and average adjusted availability requirements thereunder (each as defined in the Revolving Credit Facility). The amendment reduced the availability level at which the Company first becomes required to comply with a fixed charge coverage ratio and increased the frequency at which the Company is required to deliver borrowing base certificates when borrowing availability falls below a certain minimum average availability. The amendment also reduced the average availability that is required prior to making certain inter-company loans and investments.

The Bank Credit Agreement contains a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. The Revolving Credit Facility requires the payment of a commitment fee of either 0.25% or 0.375% per year, depending on amounts borrowed, payable monthly.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than ITG Automotive Safety Holdings LLC (f/k/a BST US Holdings LLC, “Automotive Safety Holdings”) and its U.S. subsidiaries) and a pledge by the Company of the stock of certain foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone. At December 31, 2008, there was $34.9 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.4% and $10.2 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.2%.

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

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including restricting the Company’s ability to operate its business in the ordinary course. At December 31, 2008, the Company had approximately $32.3 million of availability and $19.1 million of average adjusted availability. The following describes the actions that may be taken by the lenders under the Bank Credit Agreement at certain average adjusted availability or availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives.

•

If average adjusted availability is less than $17.5 million or if availability is less than $12.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at December 31, 2008. However, if the Company was required to calculate the ratio, the Company would not be in compliance based on its financial performance through December 31, 2008. Such failure, if not waived or cured, could allow the lenders under the Bank Credit Agreement to discontinue lending, to accelerate the payment of the related debt and could allow the lenders under the other debt obligations to which a cross default or cross-acceleration provision applies (namely, the Term Loan Agreement and the Notes (as defined below)) to declare all borrowings outstanding thereunder to be due and payable. Further, the lenders may take direct control over the Company’s depository bank accounts.

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

As of March 20, 2009, the Company had approximately $23.6 million of availability and $20.5 million of average adjusted availability, and at such levels the Company is currently restricted from making loans to and/or investments in its international subsidiaries, including amounts to fund its international greenfield initiatives. Based on the current expectation that the cash requirements of the Company’s operations will continue to exceed the cash generated from such operations in the near term, it is possible, absent an additional debt or equity cash infusion, that the Company’s average adjusted availability, as defined in the Bank Credit Agreement, could decline below $17.5 million, possibly during the quarter ending June 30, 2009 or thereafter. In the event that the Company’s average adjusted availability were to fall below the $17.5 million level, then the Company would be required to comply with the specified fixed charge coverage ratio in the Bank Credit Agreement. Further, assuming no modifications or amendments to, or waivers from, such availability requirements, and based on the Company’s financial performance through December 31, 2008 and management’s near term expectations, the Company would fail to be in compliance with the fixed charge coverage ratio. Such failure, if not waived or cured, could allow the lenders under the Bank Credit Agreement to discontinue lending, to accelerate the payment of the related debt and could allow lenders under other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations.

The Bank Credit Agreement requires that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements included elsewhere in this Annual Report is unqualified but contains an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern, and may be deemed to be a violation of the requirement in the Bank Credit Agreement and a default thereunder. The Company has initiated discussions with the lenders under the Bank Credit Agreement to obtain any necessary waivers of any such requirement or default under that agreement, as well as any other agreements as to which a cross default provision would apply. In the event the Company is unable to obtain any such required waivers, then such lenders would have the right to demand immediate repayment of the Company’s obligations and could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings thereunder to be immediately due and payable.

The Term Loan Agreement contains certain covenants customary for financings of its type, including a fixed charge coverage ratio (as defined in the Term Loan Agreement) that is required to not be less than 1.05:1.0, at any time. At December 31, 2008, the Company was in compliance with all Term Loan Agreement covenants. However, if the fixed charge coverage ratio is not met, such violation, if not waived or amended, would be an event of default and would allow lenders under the Term Loan Agreement to discontinue lending to the Company, to accelerate the payment of the related debt, as well as any other debt to which a cross default or cross acceleration provision applies (Bank Credit Agreement and the Notes), and to declare all borrowings outstanding thereunder to be immediately due and payable. There can be no assurances that the Company will be able to remain in compliance with this fixed charge coverage ratio, or other applicable ratios or covenants, in future periods.

Automotive Safety Holdings and ITG Automotive Safety Textiles Acquisition GmbH are party to a credit facility, as amended (the “Automotive Safety Facility”), consisting of a €19.8 million (approximately $28.0 million at December 31, 2008) revolving credit facility (the “Automotive Safety Revolver”), which matures on June 30, 2009. ITG Automotive Safety Textiles Acquisition GmbH is also party to a €98 million (approximately $138.0 million at December 31, 2008) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), each of which were fully drawn at December 31, 2008 and mature on June 30, 2009. At December 31, 2008, approximately $22.2 million was outstanding under the Automotive Safety Revolver leaving approximately $5.8 million of additional borrowings available under this facility.

On April 15, 2008, the Company completed the corporate realignment of certain of its operating entities (the “Realignment”) that resulted in the consolidation of the Company’s automotive safety businesses into a single operating group and related modifications to its various financing agreements. Pursuant to the Realignment, the automotive safety segment’s operating entities whose assets were pledged under the Bank Credit Agreement were exchanged for the equity interests in Narricot Industries, LLC (“Narricot”) together with a $70.0 million note payable by Automotive Safety Holdings to the Company (the “Intra-company Note”).

In addition, on April 15, 2008, Automotive Safety Holdings amended and restated the facilities agreement relating to the Automotive Safety Facility (the “Amended Automotive Safety Facility Agreement”). Pursuant to the Amended Automotive Safety Facility Agreement, the margins on the Automotive Safety Revolver, the First Lien Term Loan and the Second Lien Term Loan thereunder were increased to 5.5%, 5.5% and 14.0%, respectively, after April 15, 2008, and the aggregate commitment under the Automotive Safety Revolver was set at €19.8 million (approximately $28.0 million at December 31, 2008). The 14.0% margin consists of a cash portion of 9.0% and a noncash payable in-kind portion of 5.0%, with the payable in-kind interest compounded semi-annually. In addition, the Amended Automotive Safety Facility Agreement contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively.

The Automotive Safety Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage, a debt coverage ratio and a fixed charge coverage ratio which are calculated quarterly, and restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments, all as defined or described in the Automotive Safety Facility. At December 31, 2008, the Company was not in compliance with such debt covenants (interest coverage, debt coverage ratio and fixed charge coverage ratio) and other requirements. As a result of such default the Company was prohibited by the lenders from making certain interest payments on the Second Lien Term Loan thereunder that became due in March 2009. The Company is engaged in discussions with the lenders under the Automotive Safety Facility, and has obtained a temporary waiver of the defaults from those lenders, as well as a deferral of the interest payment obligations with respect to any loan under the Automotive Safety Facility, for the period through May 1, 2009, unless earlier terminated by action of a majority of the lenders that granted such temporary waiver and deferral. We are currently in discussions with the lenders under the Automotive Safety Facility regarding restructuring the terms and conditions of our borrowing arrangements thereunder, including the maturity date. We have engaged financial advisors to assist us in this analysis and in the negotiations with the lenders. It is our objective to reach an agreement in principle with the lenders on a restructuring of these debt obligations prior to the expiration of the existing temporary waiver or an extension thereof. There is, however, no assurance that we will be successful in reaching an agreement to restructure the Automotive Safety Facility on acceptable terms, that the lenders will not determine to terminate the existing temporary waiver prior to its scheduled expiration, or that the lenders will extend the waiver beyond May 1, 2009 or grant waivers of additional defaults that may arise in the near future. Furthermore, there is no assurance that any conditions the lenders may impose on the Company in connection with such a restructuring would be acceptable. In the event that we are unable to reach a mutually satisfactory restructuring arrangement with the lenders under the Automotive Safety Facility, or to obtain necessary waivers from the lenders of defaults under that facility, the lenders would have the right to demand immediate repayment of all our obligations under the Automotive Safety Facility. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely the Notes, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable. Furthermore, even if the lenders continue to provide necessary waivers of past or future covenant defaults in the near term, the Company must reach an agreement to restructure the Automotive Safety Facility, or obtain replacement financing arrangements or otherwise recapitalize or restructure the Company and its automotive safety operations, prior to the scheduled maturity of those borrowings on June 30, 2009.

The covenant requirements become more burdensome in future periods, with, among other things, a more restrictive debt coverage ratio adjusting to a level requiring that such ratio be less than or equal to 3.60x as of March 31, 2009. Due to the tightening of the covenant requirements at the end of March 2009, and the expectation of reduced operating income in such future periods largely attributable to the global financial crisis and the announced planned production cuts and capacity reductions in the automotive industry, it is likely that the Company would violate certain of the required covenants in such future periods. The Automotive Safety Facility also contains provisions for mandatory repayment prior to maturity upon the occurrence of certain extraordinary corporate events. In addition, the Automotive Safety Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly. Borrowings under the Automotive Safety Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR, plus an applicable margin.

At December 31, 2008, there was $18.6 million in U.S. dollar loans at an interest rate of 6.1% and $3.5 million in Euro loans at an interest rate of 8.2% outstanding under the Automotive Safety Revolver, €98.0 million (approximately $138.0 million at December 31, 2008) outstanding under the First Lien Term Loan at an interest rate of 10.7%, and $34.2 million outstanding under the Second Lien Term Loan at an interest rate of 17.1%.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 4.2% at December 31, 2008. One-third of the total term loan amount outstanding is required to be repaid in each of June 2009, June 2010 and June 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $25.4 million at December 31, 2008.

The shareholders of the Cone Denim (Jiaxing) Limited joint venture have advanced unsecured non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.” Also included in this balance sheet line item are three loans payable to the Company’s automotive safety segment joint venture partner in China, which total to $1.5 million. These loans are due in 2010 and 2011 and incur interest at an annual rate of 10.0%.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange changes. At December 31, 2008, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2008 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2008, outstanding borrowings under this facility were $11.9 million with a weighted average interest rate of 6.3%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each

January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans and, as such, is currently paying interest rates ranging from 8% to 21%. At December 31, 2008, $22.3 million was outstanding under this facility with a weighted average interest rate of 9.8%; however, future re-pricings of maturing tranches are expected to incur higher rates. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, Cone Denim de Nicaragua, S.A. (“CDN”) entered into a term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. The amount of the financing totals $37.0 million and is for a term of seven years. Loans are to be repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time, if and when, CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement. At December 31, 2008, $37.0 million was outstanding under this facility with an interest rate of 6.8%. The term loan is non-recourse, but is secured by a pledge of the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered into with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement) in funds available to CDN by way of subordinated loans or equity under certain circumstances, including: (i) if necessary to achieve the physical completion date, (ii) if necessary to ensure compliance with financial covenants or (iii) to cover a shortfall against a budget. As described elsewhere hereinabove, in light of the recent decisions by the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of its Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and plans to temporarily idle the facility until such decisions have been finalized. The resulting decrease in operations at the CDN facility, either in the short term or in the long term, could have an adverse impact on CDN’s ability to remain in compliance with the covenants under its term loan agreement, as well as its ability to meet its various financial obligations, including, without limitation, under that loan agreement.

Senior subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”) with an original interest rate of 18.0% per annum, such rate subject to periodic increases if the Company does not complete a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before certain dates beginning on December 6, 2008. The Company did not complete a Qualified Issuance on December 6, 2008 and the interest rate increased to 20% on that date under the terms of the Notes. The interest rate will increase by an additional 1.0% per annum on June 6 and December 6 of each remaining year if a Qualified Issuance does not take place on or before such dates. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. At December 31, 2008, $103.9 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. Also, there are minimum EBITDA (as defined in the purchase agreement relating to the Notes) requirements for the automotive safety segment and, beginning December 31, 2008, there were additional leverage ratio covenants, including the debt coverage ratio, as defined in the Company’s Automotive Safety Facility of 4.45x and 3.60x as of December 31, 2008 and March 31, 2009, respectively. Due to reduced operating income, largely attributable to the global financial crisis and the production costs and capacity reductions in the automotive industry experienced during the fourth quarter of 2008, the Company was not in compliance with such debt covenants and other requirements at December 31, 2008. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of Automotive Safety Holdings and the Intra-company Note. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement. As the Company was not in compliance with certain covenants under the terms of the Notes, the Company has obtained temporary waivers of such defaults from the holders of the Notes, and is in discussions with those holders regarding potential amendments or modifications to certain covenants thereunder. In the event that the Company is unable to reach an agreement with the holders of the Notes on such amendments or modifications, and the Company is unable to obtain further waivers of the past or any future defaults, then such holders would have the right to demand immediate repayment of the Company’s obligations under the Notes. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable.

The purchase agreement relating to the Notes contains certain provisions that limit the indebtedness (as defined in the purchase agreement relating to the Notes) that the Company can have outstanding with respect to its international greenfield initiatives. On December 24, 2008, the Company and the holders of the Notes entered into Amendment No. 2 to the Senior Subordinated Note Purchase Agreement (the “Note Purchase Agreement” and, as amended, the “Amended Note Purchase Agreement”). Pursuant to the Amended Note Purchase Agreement, the holders of the Notes waived the Company’s non-compliance with an international greenfield indebtedness limitation contained in the Note Purchase Agreement. The Amended Note Purchase Agreement also modified the international greenfield indebtedness limitation to provide for an aggregate basket of $165.0 million, and includes an Excess U.S. Collateral Coverage Ratio (as defined therein) to which the Company is subject. As of December 31, 2008, the Company is in compliance with the international greenfield indebtedness limitation, as well as the Excess U.S. Collateral Coverage Ratio, contained in the Amended Note Purchase Agreement. The Amended Note Purchase Agreement also provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries (other than Automotive Safety Holdings and its U.S. subsidiaries) of the Company’s obligations thereunder. In addition, the obligations of the Company under the Amended Note Purchase Agreement are now secured by liens on substantially all of the Company’s (and its subsidiaries, other than Automotive Safety Holdings and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain foreign subsidiaries. The liens and pledges granted pursuant to the Amended Note Purchase Agreement are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements.

Unsecured subordinated notes—related party

On December 29, 2008, three investment funds that are affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, provided additional funding to the Company in the aggregate principal amount of $30.0 million, pursuant to unsecured subordinated promissory notes. As of December 31, 2008, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Mr. Ross pursuant to six unsecured subordinated notes each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2008, $60.3 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Debt Covenants Compliance

Any failure by the Company to obtain necessary waivers, revisions, amendments or refinancings with respect to the debt agreements for which covenant violations may currently exist or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

Other

The Company capitalizes interest cost as a component of the cost of construction in progress. Such capitalized interest is included in capital expenditures in the consolidated statements of cash flows. The following is a summary of interest cost incurred during 2008, 2007, and 2006 in both continuing and discontinued operations (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Interest cost capitalized	$4,464	$5,614	$771
Interest cost charged to income	60,054	33,315	9,566

Total interest cost incurred	$64,518	$38,929	$10,337

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2008, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2008 or December 31, 2007.

Short-term borrowings

Various subsidiaries of the Company had short-term borrowing arrangements with banks in the aggregate amount of $43.2 million at December 31, 2008 and $24.3 million at December 31, 2007, with weighted average interest rates of 7.6% and 6.9%, respectively.

Note 9 Leases

As of December 31, 2008, minimum future obligations under capital leases and noncancelable operating leases were as follows (in thousands):

	Capital leases	Operating leases
2009	$3,507	$4,584
2010	3,013	3,948
2011	2,755	3,844
2012	2,177	3,661
2013	1,920	2,558
Later years	801	3,042

Total minimum lease payments	14,173	$21,637

Less interest portion of payments	3,001

Present value of future minimum lease payments	$11,172

Capital leases are primarily for production machinery and equipment. Interest rates are imputed at 1.8% to 14.3%. Operating leases pertain to office facilities and a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For the 2008, 2007 and 2006 fiscal years, rental expense for all operating leases was $6.8 million, $6.9 million and $6.4 million, respectively.

Note 10 Income Taxes

The Company files a consolidated federal income tax return with International Textile Group, Inc. as the parent company. The Company also has subsidiaries operating in various jurisdictions outside the United States and files income tax returns in the required jurisdictions. In certain foreign jurisdictions, the Company’s subsidiaries operate under a tax holiday program that provides a complete or a reduced tax rate for a designated period of time. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions.

Prior to October 21, 2006, the Company had operated as a wholly-owned subsidiary of ITH. After that date, ITH was no longer a member of the Company’s consolidated U.S. federal income tax group because its ownership percentage of the Company dropped below 80% (see Note 2). For 2006, the Company recorded U.S. federal income tax expense based on its share of federal consolidated net income of ITG through October 20, 2006. SCI and ITGH filed separate U.S. tax returns through October 20, 2006. Subsequent to that date, the Company’s tax returns include the results of both entities. In addition, SCI changed its name to International Textile Group, Inc. and ITGH was merged into that company.

The sources of income (loss) from continuing operations before income taxes, equity in income (loss) of unconsolidated affiliates and minority interest were as follows (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
United States	$(83,247)	$(66,283)	$(42,538)
Foreign	(168,620)	(4,400)	9,746

Total	$(251,867)	$(70,683)	$(32,792)

Total income tax expense (benefit) was allocated as follows (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Continuing operations	$1,135	$11,559	$4,754
Capital in excess of par value	—	—	(283)
Other comprehensive income	—	—	167

Total	$1,135	$11,559	$4,638

Income tax expense (benefit) attributable to income from continuing operations consisted of (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Current:
United States	$(51)	$(35)	$(2,209)
Foreign	3,016	8,142	(3,143)

Total current	2,965	8,107	(5,352)

Deferred:
United States	(366)	327	7,619
Foreign	(1,464)	3,125	2,487

Total deferred	(1,830)	3,452	10,106

Total	$1,135	$11,559	$4,754

Income tax expense for 2008, 2007 and 2006 is different from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income tax expense is shown as follows (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
U.S. federal tax at statutory rate	$(88,153)	$(24,739)	$(11,477)
State income taxes, net of federal effect	(2,261)	(1,516)	(3,100)
Foreign rate differential	41,305	5,221	(3,669)
Foreign affiliate sale with higher tax basis	—	—	(2,253)
Change in uncertain tax positions	830	2,837	—
Effect of changes in tax laws	—	4,633	—
Reconciliation of prior year provision to tax returns filed	5,137	227	(306)
Foreign earnings (losses) taxed in the U.S.	(245)	4,716	—
Goodwill Impairment	7,875	—	—
Non-deductible transaction costs	—	1,207	—
State tax credits	314	414	(7,930)
Other	3,237	1,657	343
Change in valuation allowances	33,096	16,902	33,146

	$1,135	$11,559	$4,754

On October 1, 2007, Mexico enacted a new tax law (“IETU”), effective January 1, 2008, to replace the existing tax on net assets (the “asset tax”). The rate imposed under the IETU gradually increases from 16.5% in 2008 to 17.5% in 2010. The existing income tax (“ISR”) will remain in effect and companies are required to pay the higher of IETU or ISR. According to Notice 2008-3 issued by the Internal Revenue Service (“IRS”) on December 10, 2007, the IRS and the U.S. Department of Treasury are currently reviewing whether the IETU tax is creditable against U.S. income tax, but until the study is concluded, the IRS will not challenge a taxpayer’s position that the IETU tax is creditable. As a result of the IETU, the Company prepared projections to determine whether each Mexican entity will pay taxes based on ISR or IETU. Entities expecting to pay IETU tax recalculated their deferred taxes as of December 31, 2007 based on IETU tax law. The impact of this change in tax law was a tax expense of $8.3 million and was recorded as a component of income tax expense in continuing operations during the fiscal year ended December 31, 2007. This amount was partially offset by a reduction in valuation allowance in the amount of $1.0 million. The net impact of this tax law change was an income tax expense of $7.3 million in consolidated income tax expense in 2007.

On August 14, 2007, Germany enacted the 2008 Business Tax Reform Act that reduced the nominal corporate tax rate in Germany from 37.4% in 2007 to 28.1% beginning in 2008. The majority of the related provisions were effective beginning January 1, 2008. As a result, deferred income taxes for the Company’s German subsidiaries were revalued based on the period in which the temporary differences were projected to reverse. The impact of this change in law was $2.9 million and was recorded as a reduction in consolidated income tax expense in 2007.

In March 2007, China approved a new Corporate Income Tax Law which was effective January 1, 2008. The new law includes a unified tax rate of 25 percent for both domestic enterprises and foreign investment enterprises (“FIEs”), and changes to tax holidays and preferential treatments. Under the grandfather provisions of this law, existing FIEs with preferential rates gradually phase in to the 25 percent rate during a 5 year transitional period. Entities that are taxed subject to a fixed term tax holiday will retain the holiday until it is exhausted. If an entity has a tax holiday which has not yet commenced due to losses, the tax holiday was deemed to begin in 2008. The impact of this change in law was to increase deferred tax assets by $0.7 million at December 31, 2007. This amount was offset by a corresponding increase in valuation allowance in the amount of $0.7 million. There was no impact of this tax law change on consolidated income tax expense in 2007.

The temporary basis differences that gave rise to deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	December 31, 2008		December 31, 2007
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets
Fixed assets	$—	$13,030	$—	$16,171
Bad debt reserves	8,787	—	3,865	—
Inventories	223	—	588	—
Reserve for future expenses	3,555	562	1,772	509
Employee benefits	774	5,629	1,518	3,610
Unconsolidated affiliates	1,317	—	712	—
Net operating loss and credit carryforwards	—	110,220	—	89,867
Goodwill and other intangibles	—	640	—	322
Other	1,120	8,299	(5)	4,943
Valuation allowances	(11,528)	(116,622)	(5,929)	(89,710)

Subtotal	4,248	21,758	2,521	25,712

Deferred tax liabilities
Fixed assets	—	(17,673)	—	(19,473)
Inventories	(1,894)	—	—	—
Goodwill and other intangibles	—	—	—	(5,384)
Nonpermanently invested foreign earnings	—	(5,036)	—	(5,308)
Other	(3,176)	(645)	(1,843)	(135)

Subtotal	(5,070)	(23,354)	(1,843)	(30,300)

Total	$(822)	$(1,596)	$678	$(4,588)

Gross deferred tax assets as of December 31, 2008 were reduced by valuation allowances of $128.2 million for the portions of tax benefits that management considers it is more likely than not that some or all of its deferred tax assets will not be realized. The valuation allowance was increased by $32.5 million during 2008 primarily due to the increase in tax loss carryforwards generated in the U.S. and net deferred tax assets that management believes the ultimate recognition of which is less likely than not. In determining whether it is more likely than not that deferred tax assets would be realized, the Company evaluates various sources of expected future taxable income such as the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing taxable temporary differences and carryforwards, taxable income in prior carryback years, and tax planning strategies. The Company believes that the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

APB Opinion No. 23 “Accounting For Income Taxes – Special Areas” (“APB 23”) states that all earnings of a foreign subsidiary are presumed to represent temporary differences in income recorded for financial reporting purposes and taxable income (and therefore requires deferred tax liabilities to be recorded) unless management asserts that the subsidiary has invested, or will invest, its undistributed earnings indefinitely in foreign jurisdictions. If this assertion can be supported, such temporary difference is treated as a permanent difference, and no deferred tax liability is required to be recorded. The indefinite reinvestment assertion is made by the Company on a subsidiary-by-subsidiary basis. The Company maintains that the undistributed earnings of the majority of its foreign subsidiaries and majority owned corporate joint ventures will be indefinitely reinvested in foreign jurisdictions; therefore no deferred tax liability has been recorded with respect to these subsidiaries’ earnings. Although a determination of the tax that would be due if such earnings were not indefinitely reinvested is not practicable, due to the significant domestic net operating loss carryforwards and the domestic full valuation allowance on such net deferred tax assets, any impact would be not be material.

The Company’s apparel subsidiaries in China are taxed at preferential rates under a tax holiday which consists of a 0% tax rate for 2008 and 2009, a 12.5% tax rate from 2010 through 2012, and 25% thereafter. Due to current operating losses, the benefit of this tax holiday is not readily determinable. The Company’s subsidiary in Nicaragua currently operates in a free trade zone and is taxed at a 0% tax rate for 10 years beginning in January 2008. In the 11th year, the Nicaraguan subsidiary will be taxed at an 18% rate and then 30% thereafter. Due to current operating losses, the benefit of operating in this free trade zone is not readily determinable. The Company’s subsidiary in Vietnam, which commenced construction of the facilities in March 2007, receives a preferential tax rate of 15% for a period of 12 years and is subject to a tax rate of 28% thereafter. However, this entity is afforded an exemption from paying corporate income tax for the first 3 years in which taxable income is generated and is only required to pay 50% of calculated taxes for the subsequent 7 years. The Vietnamese entity currently reports an operating loss and therefore does not benefit from the tax holiday.

The Company currently has tax loss and credit carryforwards in the U.S., Mexico, Germany, and various other foreign jurisdictions. The U.S. federal tax loss carryforward as of December 31, 2008 was $183.3 million and will expire in various amounts, and at various times, from 2025 through 2028. U.S. state loss carryforwards, prior to state apportionment, were $210.0 million at December 31, 2008 and expire on various dates. North Carolina and South Carolina jobs tax credit carryforwards of $29.0 million at December 31, 2008 expire in various amounts, and at various times, from 2009 through 2022.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of applying the provisions of FIN 48, the Company recognized an increase of $2.4 million on January 1, 2007 in its liability for uncertain tax positions, none of which had an effect on retained earnings. The liability for uncertain tax positions at December 31, 2008 related primarily to U.S. and German tax jurisdictions. A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2008	$4,700
Increases for tax positions taken in prior years	686
Payments	(562)
Foreign Exchange	(490)
Decreases for tax positions taken in prior years	(1,053)

Gross unrecognized tax benefits at December 31, 2008	$3,281

The liability for uncertain tax positions of $3.3 million at December 31, 2008, if recognized, would reduce the effective tax rate. The $1.1 million decrease for tax positions taken in prior years relates primarily to the favorable settlement of audits in foreign jurisdictions. The amount of related interest and penalties accrued as of December 31, 2008 was not material to the consolidated financial statements. It is not anticipated that any material amount of the liability for uncertain tax positions at December 31, 2008 will be reduced within the next twelve months.

The statute of limitations related to the Company’s consolidated U.S. federal income tax return is currently open for all tax years since the Company’s inception. The expiration of the statutes of limitation related to the state income tax returns that the Company and its subsidiaries file varies by state. The Company’s consolidated U.S. federal income tax returns previously filed are not currently under examination; however, examination by the state of North Carolina is currently in process relating to filings therein. A New York City audit was completed in 2008 with no material tax consequences. An audit by the German taxing authority was concluded during 2007, and taxes and interest were assessed in December of 2007. The Company received the related final settlement amount and paid the German taxing authority approximately $0.6 million during 2008.

Note 11 Retirement and Other Postretirement Benefits

The Company’s U.S. wholly-owned subsidiary, Burlington Industries LLC, has a defined benefit pension plan that provides benefits to most of its U.S. employees, and certain employees in foreign countries, based on total employee contributions through September 30, 2003. On July 29, 2003, the plan was amended to provide that no further employee contributions could be made to the plan after September 30, 2003 and that no service or participation after such date would be recognized in calculating a pension benefit. The funding policy for this plan is to contribute periodically an amount based on the Employee Retirement Income Security Act of 1974 (“ERISA”) funding requirements as determined by the plan’s actuary. All participants are fully vested. Benefits consist of a pension payable for life following termination, or, at the option of the participant, a one-time lump sum cash payment equal to the discounted present value of the pension, based on the participant’s age and the amount of the employee’s contributions as determined under the provisions of the plan and applicable law. In addition, Burlington Industries LLC has a noncontributory life insurance plan that was closed to new members in 1973. The Company’s policy is to fund the cost of the medical plans and the life insurance plan as expenses are incurred. The cost of postretirement benefits was accrued over the employees’ service lives.

Amounts recognized in the consolidated balance sheets related to the Burlington Industries LLC pension and postretirement plans consisted of the following (in thousands):

	December 31, 2008		December 31, 2007
	Pension	Postretirement	Pension	Postretirement
	benefits	benefits	benefits	benefits
Current liabilities - accrued benefit cost	$—	$182	$—	$—
Noncurrent liabilities - accrued benefit cost	13,286	2,127	7,439	2,064

	$13,286	$2,309	$7,439	$2,064

Accumulated other comprehensive income	$4,463	$343	$210	$206

Components of net expense (benefit) and other amounts recognized in accumulated other comprehensive income for the Burlington Industries LLC pension and postretirement plans were as follows (in thousands):

	Pension Benefits
	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Net Expense (Benefit)
Service cost	$—	$—	$—
Interest cost	1,605	2,475	3,108
Expected return on plan assets, net of plan expenses	(1,162)	(1,501)	(2,134)

Net periodic expense	443	974	974
Recognized curtailment losses (gains)	55	(242)	7,036
Recognized settlement losses (gains)	1,396	159	(5)

Net expense (benefit)	1,894	891	8,005

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	4,253	210	(463)

Total recognized in net comprehensive loss	$6,147	$1,101	$7,542

	Postretirement Benefits
	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Net Expense (Benefit)
Service cost	$—	$—	$—
Interest cost	137	152	156
Expected return on plan assets, net of plan expenses	(30)	(49)	(97)

Net expense	107	103	59

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss	137	38	168

Total recognized in net comprehensive loss	$244	$141	$227

Obligations, plan assets and the funded status of the Burlington Industries LLC pension and postretirement plans were as follows (in thousands):

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	Pension	Postretirement	Pension	Postretirement
	benefits	benefits	benefits	benefits
Change in benefit obligations:
Balance at beginning of period	$(33,812)	$(2,727)	$(57,393)	$(2,878)
Interest cost	(1,605)	(137)	(2,475)	(152)
Benefits paid	8,748	303	26,578	322
Curtailment gain (loss)	(55)	—	242	—
Actuarial gains (losses)	(1,250)	(42)	(764)	(19)

Balance at end of period	(27,974)	(2,603)	(33,812)	(2,727)

Change in fair value of plan assets:
Balance at beginning of period	26,373	663	28,156	954
Actual return on plan assets, net of plan expenses	(3,237)	(66)	1,895	31
Contributions by employer	300	—	22,900	—
Benefits paid	(8,748)	(303)	(26,578)	(322)

Balance at end of period	14,688	294	26,373	663

Funded status at end of year	$(13,286)	$(2,309)	$(7,439)	$(2,064)

Due to recent market conditions, the trustee of the funds that hold the assets of the Burlington Industries LLC pension and postretirement plans notified the Company in October 2008 that it had implemented certain withdrawal limitations related to its managed funds in order to protect such funds from realizing unnecessary losses and to allow such funds to maintain a certain per unit value. In March 2009, additional withdrawal limitations were implemented and new monthly withdrawal parameters were announced that will be effective beginning in April 2009. According to the trustee, such withdrawal limitations have been designed with the intention to allow companies to meet their ordinary course liquidity needs but could result in the receipt of less than the full value of an investment or the receipt of illiquid securities instead of cash. Under these parameters, there can be no assurance that the Company will be able to make cash withdrawals from such funds to meet its ordinary liquidity needs in relation to these benefit plans and could result in the Company being required to use its own funds to make plan benefit payments in addition to making any required minimum contributions to such plans.

Weighted average assumptions used to determine net cost of the Burlington Industries LLC pension and postretirement plans for the 2008, 2007 and 2006 periods were:

	Pension Benefits
	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Discount rate	5.50%	5.50%	5.42%
Long-term rate of return on plan assets	7.00%	7.00%	8.00%

	Postretirement benefits
	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Discount rate	5.00%	5.50%	5.75%
Long-term rate of return on plan assets	7.00%	7.00%	8.00%

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

Weighted average asset allocations in the Burlington Industries LLC pension and postretirement plans by asset category were as follows:

	December 31, 2008		December 31, 2007
	Pension	Postretirement	Pension	Postretirement
	benefits	benefits	benefits	benefits
Equity securities	55%	40%	50%	40%
Debt securities	45%	59%	50%	40%
Cash and cash equivalents	—%	1%	—%	20%

The objective of the Company’s investment policies and strategies for the U.S. pension plan is to achieve a targeted return over the long term that increases the ratio of assets to liabilities at a level of risk deemed appropriate by the Company while maintaining compliance with ERISA, common law fiduciary responsibilities and other applicable regulations and laws. The investment objective is measured over rolling one-, three- and five-year periods. The Burlington Industries LLC pension plan invests primarily in passive investments and predominantly in the debt and equity asset classes. Investment in additional asset classes with differing rates of returns, return variances and correlations may be utilized to reduce risk by providing diversification relative to equities. Additionally, the Company diversifies investments within asset classes to reduce the impact of losses in single investments. The Burlington Industries LLC pension plan’s asset allocation policy is the principal method for achieving its targeted return. The asset allocation targets are 60% equity securities and 40% debt securities, with alternative investments and variances allowed within certain ranges. Actual asset allocation is monitored monthly relative to established policy targets and ranges. A variance from these ranges triggers a review and rebalancing toward the target allocation with due consideration given to the liquidity of the investments and transaction costs. For the U.S. postretirement benefit plans, the Company seeks high current income and liquidity by investing primarily in a diversified portfolio of high-quality cash, equity and debt securities.

The Company expects to contribute between $1.0 million to $3.0 million to its U.S. pension plan in fiscal year 2009, depending on plan asset performance and actual benefit payment levels. The Company expects to contribute up to $0.7 million to its U.S. postretirement plan in fiscal year 2009, depending on plan asset performance and actual benefit payment levels.

The following benefit payments are expected to be paid in the following fiscal years related to the Burlington Industries LLC pension and postretirement plans. The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2008 (in thousands).

	Pension	Postretirement
	benefits	benefits
2009	$6,461	$488
2010	3,483	359
2011	3,637	336
2012	2,868	308
2013	2,912	286
2014 to 2018	9,937	1,011

The Company has a wholly-owned subsidiary in Germany that has a defined benefit pension plan with recorded liabilities of $1.3 million and $1.4 million at December 31, 2008 and 2007, respectively, and that has no plan assets. In addition, the Company’s wholly-owned subsidiaries in Mexico had recorded liabilities for post-employment benefit plans in the amount of $1.5 million and $1.9 million at December 31, 2008 and 2007, respectively, and that have no plan assets. The measurement date used to determine pension and postretirement benefit measures for the Company’s plans is December 31.

Amounts recognized in accumulated other comprehensive income (loss) for all plans consisted of $(4.8) million and $(0.4) million at December 31, 2008 and 2007, respectively. The estimated net loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million.

Note 12 Defined Contribution Plan

The Company has a 401(k) Savings Plan for all U.S. employees (and certain employees in foreign countries) that provides for employer contributions based on defined plan formulas and the level of the employee’s contribution. In light of the recent economic downturn and its impact on business conditions affecting the Company, and in accordance with the terms of the plan, the board of directors of the Company has directed and authorized the suspension of employer matching contributions to the 401(k) Savings Plan effective January 1, 2009. The Company intends to reconsider this position for the 2010 plan year based on future business circumstances. During the years ended December 31, 2008, 2007 and 2006, cash contributions of $2.8 million, $2.6 million and $3.2 million, respectively, were made by the Company to the 401(k) Savings Plan and charged to operations.

Note 13 Stockholders’ Equity

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 9,250,409 shares of Series A Preferred Stock were issued and outstanding at December 31, 2008 (8,577,440 shares issued and outstanding at December 31, 2007). The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

On March 2, 2007, the Company entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”) with an entity (“Fund II”) affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board. Pursuant to the Debt Exchange Agreement, the Company, which was a successor obligor with respect to approximately $68.0 million of indebtedness owed to Fund II, repaid and had discharged its obligations under such indebtedness in exchange for the issuance of an aggregate of 2,719,695 shares of Series A Preferred Stock. Also on March 2, 2007, the Company issued and sold an aggregate of 2,000,000 shares of Series A Preferred Stock, at a price of $25.00 per share, for a total purchase price of $50.0 million to certain other entities affiliated with Mr. Ross. On April 1, 2007, the Company issued an additional 3,355,020 shares of Series A Preferred Stock in connection with the acquisition of BST Holdings, as described in Note 1.

Shares of Series A Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock is entitled to one vote per share on all such matters. Each share of the Series A Preferred Stock is convertible, at the option of the holder thereof, into 2.5978 shares of the Company’s common stock. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Series A Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to $25.00 (subject to certain adjustments, the “Liquidation Value”) at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public Offering and (ii) 0.75. The Company may redeem any and all shares of Series A Preferred Stock upon notice to the holders thereof and payment of 110% of the Liquidation Value. Dividends on the Series A Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, at an annual rate of 7.5%. Dividends are payable in additional shares of Series A Preferred Stock. For accounting purposes, certain shares of Series A Preferred Stock that were issued in March 2007 contained discounts amounting to $5.2 million as a result of the conversion price being less than the fair value of the Company’s common stock at the time of the issuance of such Series A Preferred Stock. These discounts were accreted through retained earnings from the date of issuance to the earliest conversion date, December 31, 2007.

Effective as of June 9, 2008, the stockholders of the Company approved and ratified the adoption of the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) pursuant to an action by written consent taken in lieu of a meeting in accordance with Section 228 of the General Corporation Law of the State of Delaware. In connection with the approval and ratification of the 2008 Plan, the board of directors adopted, and on June 10, 2008 the Company filed with the Secretary of State of the State of Delaware, a certificate of designation (the “Certificate of Designation”) relating to shares of a newly created Series B convertible preferred stock of the Company (the “Series B Preferred Stock”) authorized to be issued pursuant to the 2008 Plan.

The Certificate of Designation provides the following:

•	The Company is authorized to issue up to 1,000,000 shares of Series B Preferred Stock;

•

Shares of Series B Preferred Stock rank (i) senior to the Company’s common stock and all other classes of stock which by their terms provide that they are junior to the Series B Preferred Stock or do not specify their rank, (ii) on parity with all other classes of stock which by their terms provide that such classes rank on parity with shares of Series B Preferred Stock, and (iii) junior to the Company’s Series A Preferred Stock and all other classes of stock which by their terms provide that they are senior to the Series B Preferred Stock, in each case with respect to rights on dividends and on a liquidation, winding up or dissolution of the Company;

•

Upon any liquidation, winding up or dissolution of the Company, holders of shares of Series B Preferred Stock will be entitled to receive $25.00 per share, plus any declared but unpaid dividends, prior and in preference to any payment on any junior securities;

•

Shares of Series B Preferred Stock will automatically convert into shares of the Company’s common stock upon the completion of a qualified Public Offering of common stock by the Company at a ratio equal to $25.00 divided by the public offering price per share in such Public Offering. Notwithstanding this, however, if the total number of shares of common stock to be issued upon such automatic conversion would exceed the maximum number of shares of common stock then available for issuance pursuant to awards under the Plan, then the conversion ratio for the Series B Preferred Stock will be adjusted such that the total number of shares of common stock to be issued upon such conversion will equal the number of shares of common stock then available for issuance pursuant to awards under the Plan; and

•

Shares of Series B Preferred Stock will vote together with all other classes and series of stock of the Company on all matters submitted to a vote of the Company’s stockholders. Each share of Series B Preferred Stock will be entitled to one vote per share on all such matters.

As of December 31, 2008, no shares of Series B Preferred Stock had been issued.

Common Stock

On October 20, 2006, the Company completed the Merger. As a part of the Merger, shares of ITGH common stock were exchanged for shares of common stock of the Company at a ratio of 1.4739 shares of ITGH common stock for one share of the Company’s common stock, resulting in the issuance of 11,363,783 additional shares (the “Additional Shares”) of the Company’s common stock. In connection with the Merger, ITGH became a wholly owned subsidiary of the Company, and the Company changed its name to “International Textile Group, Inc.” Also in connection with the completion of the Merger, and pursuant to the terms of the agreement governing the Merger, the board of directors of the Company declared a common stock dividend of one-ninth (1/9th) of one share of common stock for each share of common stock outstanding immediately prior to the Effective Time, resulting in 612,094 shares (the “Dividend Shares”) being payable to the holders of record of SCI’s common stock as of the close of business on October 20, 2006. In accordance with the terms and conditions of the Merger, ten percent of the Additional Shares and the Dividend Shares were to be held in escrow for a period of up to 18 months to satisfy potential claims for indemnification that may be made. In June 2008, all Additional Shares and Dividend Shares (1,748,722 total shares) were released from the escrow account.

The effect of the Dividend Shares was not recorded in the Company’s consolidated financial statements until the shares were released from escrow in June 2008. The Dividend Shares represented less than 20% of the Company’s previously outstanding shares, representing a “small stock dividend” under GAAP. Under these rules, there was no requirement to capitalize earned surplus, other than to meet legal requirements, since the Company is “closely-held”. Net loss per common share was retroactively restated for 2007 and 2006 upon the release of the Additional Shares and the Dividend Shares from the escrow account, resulting in a decrease in net loss per common share of $0.64 in 2007 and $0.22 in 2006.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31, 2008	December 31, 2007
Foreign currency translation adjustments	$13,483	$17,092
Pension plans	(4,334)	(53)
Postretirement benefit plans	(452)	(337)

Total	$8,697	$16,702

Note 14 Stock-Based Compensation

Under the Company’s equity incentive plan adopted in 2005 (the “2005 Equity Incentive Plan”), the Company is authorized to award restricted nonvested shares of common stock, options to purchase common stock, or Performance Unit/Share awards (as defined therein) that are dependent upon achievement of specified performance goals and are payable in common stock and cash. During fiscal year 2005, 915,000 shares of ITGH restricted nonvested common stock were granted with a grant date fair value of $6.78 per share and a vesting schedule of 50% at the grant date and 12.5% in each of the subsequent four fiscal years. During fiscal year 2005, 925,000 stock options were granted with an exercise price of $6.78 per share and a vesting schedule of 40% at the grant date and 15% in each of the subsequent four fiscal years. Stock options granted have a maximum term of 10 years. In connection with the completion of the Merger, the Company adopted the ITGH Equity Incentive Plan (the “2005 Incentive Plan”) and the ITGH Stock Option Plan for Non-Employee Directors (the “2005 Non-Employee Director Plan”) and provided that outstanding share options thereunder were exercisable for shares of the Company’s common stock on the terms and conditions as were applicable to each award prior to the Merger, after applying the exchange ratio and related adjustments set forth in the merger agreement. As a result, as of October 20, 2006, there were options to purchase 597,081 shares of the Company’s common stock outstanding under the 2005 Incentive Plan, and options to purchase 33,587 shares of the Company’s common stock outstanding under the 2005 Non-Employee Director Plan, each having an exercise price of $10.10 per share. No future option grants are permitted to be made under any of these 2005 plans. In addition, of the 11,363,783 shares of common stock issued to the former ITGH stockholders, 612,220 shares (with a converted grant date fair value of $9.99 per share) are shares of restricted stock that were issued in exchange for shares of ITGH restricted stock held by officers and employees and are subject to vesting criteria consistent with the terms of the equity awards originally made by ITGH. The weighted-average fair value of unvested stock options granted at the date of the Merger was $6.87 and was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions: expected volatility of 43%, a risk free interest rate of 4.76%, dividend yields of 0%; and a remaining expected life of the options of 4.7 years. The Company’s policy is to issue shares upon exercise of stock options from newly issued shares.

On April 1, 2008, the board of directors approved, and effective as of June 9, 2008 the stockholders approved the 2008 Plan. A total of 3,000,000 shares of the Company’s common stock and 1,000,000 shares of Series B Preferred Stock have been reserved for issuance under the 2008 Plan. The 2008 Plan authorizes the granting of awards to participants in the following forms: (i) stock options; (ii) stock appreciation rights (“SARs”) payable in cash, shares of common stock or Series B Preferred Stock or both; (iii) restricted stock and restricted stock units; (iv) performance shares and performance units payable in cash, shares of common stock or Series B Preferred Stock or both; and (v) other stock-based awards. For purposes of awards of performance shares or performance units, management objectives set by the Company’s compensation committee for awards may be based on one or more criteria related to earnings, cash flows, share or equity values, or other pre-established financial or non-financial objectives. The maximum number of shares of common stock with respect to one or more awards under the 2008 Plan that may be granted during any one calendar year or for any other performance period to any one participant is 450,000. The maximum number of shares of Series B Preferred Stock with respect to one or more awards under the 2008 Plan that may be granted during any one calendar year or for any other performance period to any one participant is 225,000. A performance unit paid to a participant with respect to any performance period may not exceed $3,500,000 times the number of years in the performance period. There have been no awards issued under the 2008 Plan.

Activity related to restricted common stock for the periods indicated was as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2005	303,551	$9.99
Granted	—	—
Vested	(75,452)	9.99
Forfeited	(4,748)	9.99

Nonvested at December 31, 2006	223,351	9.99
Granted	—	—
Vested	(86,596)	9.99
Forfeited	(6,932)	9.99

Nonvested at December 31, 2007	129,823	9.99
Granted	—	—
Vested	(72,033)	9.99
Forfeited	—	9.99

Nonvested at December 31, 2008	57,790	$9.99

ITGH stock option activity for the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	641,347	$10.10
Granted	3,358	10.10
Exercised	—	—
Forfeited	(18,268)	10.10
Expired	—	—

Balance at December 31, 2006	626,437	10.10
Granted	—	10.10
Exercised	—	—
Forfeited	(9,016)	10.10
Expired	(39,327)	10.10

Balance at December 31, 2007	578,094	10.10
Granted	—	—
Exercised	—	—
Forfeited	(604)	10.10
Expired	(87,916)	10.10

Balance at December 31, 2008	489,574	$10.10

At December 31, 2008, the weighted average remaining contractual life of outstanding ITGH options was 6.7 years. At December 31, 2008, the number of ITGH options exercisable was 418,007 and the weighted average exercise price of those options was $10.10. At December 31, 2008, the aggregate intrinsic value of ITGH outstanding stock options, options currently exercisable, and options expected to vest were each zero.

On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan (the “SCI Option Plan”) became effective. The SCI Option Plan provided for the issuance of options to purchase up to an aggregate of 900,000 shares of SCI’s common stock to key officers, employees, directors and consultants of SCI or its affiliates. Options to purchase a total of 510,100 shares of common stock at a fair market price of $8.75 per share (subject to adjustment in certain circumstances), which vest ratably over a period of three years from the date of grant on May 18, 2001, were granted by SCI’s compensation committee to 22 employee participants and to the outside directors under the SCI Option Plan. Additional options to purchase 190,000 shares of common stock at a fair market price of $6.71 per share, which vest ratably over a period of three years from the date of grant on April 1, 2002, were granted by the Compensation Committee to employees and outside directors. All options expire on October 31, 2010. At the time all outstanding options were granted, the Company applied the principles of APB Opinion No. 25 in accounting for employee stock option plans (the intrinsic value method). All stock options granted had an exercise price equal to the fair market value of the underlying common stock at the date of grant. Accordingly, under APB Opinion No. 25, no compensation cost was recognized in the Company’s financial statements in prior periods. During the quarter ended September 27, 2003, a change of control occurred and, as a result, under the provisions of the SCI Option Plan all options vested immediately and the exercise prices of a certain subset of the options were automatically changed to $0.01 per share (the “modified options”). This change in exercise price constituted a modification of the SCI Option Plan. Additionally, the modification resulted in an increased value of the modified options (the “incremental fair value”). The fair values of the original options were based upon the Black-Scholes option-pricing model, and were estimated on the date of grant with the following assumptions used for grants in fiscal years 2003 and 2002, respectively: risk free interest rate of 4.79 and 5.45 percent; zero percent dividends; expected life of 6.0 years for each grant; and expected volatility of 80.9 and 188.0 percent. The fair values of the options granted at May 18, 2001 and April 1, 2002 were $4.26 and $6.44 per share, respectively. As a result of the change of control described above, the incremental fair value of the modified options was estimated immediately before their terms were modified and on the date of modification. The fair values for the modified options were also based on the Black-Scholes option-pricing model, with the following assumptions used: risk free interest rate of 0.99 percent; zero percent dividends; expected life of 0.5 years; expected volatility of 83.7 percent; and an exercise price of $0.01 and $8.75. The incremental fair value of the modified options was $7.38. Under the SCI Option Plan, 352,600 shares remain available for future awards.

SCI stock option activity for the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	122,000	$8.75
Granted	—	—
Exercised	(122,000)	8.75
Forfeited	—	—
Expired	—	—

Balance at December 31, 2006	—	$—

The 122,000 options exercised in 2006 had an aggregate intrinsic value of $0.8 million.

Total stock-based compensation expense charged to income was as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Amortization of restricted stock	$717	$773	$739
Cash bonuses to cover the income tax effects of individuals’ restricted stock grants	18	284	453
Stock option expense	585	697	126

Total	$1,320	$1,754	$1,318

Unrecognized compensation cost at December 31, 2008 was $0.4 million for stock options and $0.5 million for restricted common stock awards. These costs are expected to be recognized over a weighted average period of 1.0 year. Unrecognized compensation cost at December 31, 2007 was $1.0 million for stock options and $1.2 million for restricted common stock awards.

Note 15 Reconciliation to Diluted Earnings per Share

The following data reflects the amounts used in computing earnings per share and the effect on net income (loss) from continuing operations and the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Income (loss) from continuing operations available to common shareholders	$(257,850)	$(94,243)	$(35,494)
Effect of dilutive securities:
None	—	—	—

Numerator for diluted earnings per share	$(257,850)	$(94,243)	$(35,494)

Weighted-average number of common shares used in basic earnings per share	17,360	17,276	16,532
Effect of dilutive securities:
None	—	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,360	17,276	16,532

The effect of the Dividend Shares was not recorded in the Company’s consolidated financial statements until the shares were released from escrow in June 2008. The Dividend Shares represented less than 20% of the Company’s previously outstanding shares, representing a “small stock dividend” under GAAP. Under these rules, there was no requirement to capitalize earned surplus, other than to meet legal requirements, since the Company is “closely-held”. Net loss per common share was retroactively restated for 2007 and 2006 upon the release of the Additional Shares and the Dividend Shares from the escrow account, resulting in a decrease in net loss per common share of $0.64 in 2007 and $0.22 in 2006.

Based on the number of shares of Preferred Stock outstanding as of December 31, 2008 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be convertible at the option of the holders thereof into 24,030,713 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Convertible preferred stock	23,362	19,518	—
Nonvested restricted common stock	—	13	95
Stock options	—	7	110

	23,362	19,538	205

Note 16 Related Party Transactions

The Company incurs fees to W.L. Ross & Co. LLC for management services provided on a quarterly basis. Such fees amounted to $2.0 million annually in each of 2008, 2007 and 2006. As of December 31, 2008 and 2007, $1.0 million and zero, respectively, was payable related to such management fees.

In September 2007, the Company entered into a marketing and service arrangement (the “Arrangement”) with OCM India Limited (“OCM”). OCM was acquired in February 2007 by certain affiliates of WLR. Under the Arrangement, the Company provided certain operations, marketing and service assistance to OCM in exchange for a service fee of $75,000 per quarter until December 31, 2007. From February 2007 through the date of entry into the Arrangement, ITG provided nominal services to OCM. The service fee increased to $150,000 per quarter beginning on January 1, 2008. In 2008, the Company purchased wool fabric from OCM in the amount of $2.2 million with related accounts payable due at December 31, 2008 of $0.5 million. Also in 2008, the Company sold wool fabric to OCM in the amount of $0.7 million, and had accounts receivable as of December 31, 2007 from OCM in the amount of $0.2 million.

As of December 31, 2008 and 2007, the Company had borrowed a total of $55.0 million and $25.0 million, respectively, original principal amount under several unsecured subordinated notes from three funds affiliated with WLR, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semiannually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2008 and 2007, $60.3 million and $25.4 million, respectively, of aggregate principal amount of these notes was outstanding, including interest that has been converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

The Company enters into various related party transactions in the normal course of business with its unconsolidated affiliated companies (see Note 4). The Company purchased denim and yarn from Parras Cone under a transfer pricing arrangement that was a part of the Commercial Agreement between Parras Cone, Cone Denim LLC and its joint venture partner, CIPSA, prior to the acquisition of the remaining 50% interest in Parras Cone on June 30, 2006. During the first six months of the year ended December 31, 2006, purchases of denim and yarn from Parras Cone were $1.6 million, marketing fees from Parras Cone were $2.3 million and management fees from Parras Cone were $0.6 million.

Purchases of raw materials from Summit Yarn, LLC for the years ended December 31, 2008, 2007 and 2006 were $43.5 million, $39.7 million and $31.0 million, respectively, and accounts payable due at December 31, 2008 and 2007 were $3.6 million and $2.1 million, respectively. In addition, the Company billed Summit Yarn, LLC $3.1 million and $3.2 million in 2008 and 2007, respectively, for certain utilities it pays on behalf of Summit Yarn, LLC in Mexico, and related accounts receivable at December 31, 2008 and 2007 were $0.2 million and $0.6 million, respectively.

Note 17 Segment and Other Information

The Company reports its financial results in four reportable segments: automotive safety, bottom-weight woven apparel fabrics, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the CODM. The Company ceased to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first became operational. During the quarter ended June 30, 2008, operations at the various facilities underlying the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the consolidated statements of operations in this annual report, and appear primarily in the bottom-weight woven apparel fabrics segment. Beginning in the fourth quarter of 2007, the Company’s narrow fabrics business first met the criteria to be presented as a separate reportable segment under GAAP. Prior to 2008, separate discreet financial information for the Company’s technical fabrics business was not available (except for net sales) and its results are included in the automotive safety segment in 2007. Beginning in the quarter ended March 31, 2008, results of the technical fabrics business have been captured and are included in the all other segment.

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

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). Results for the fiscal year ended December 31, 2007 are not comparable to prior periods due to the BST Acquisition and the acquisition of the remaining 50% interest of Parras Cone in June 2006. The Company evaluates performance and allocates resources based on profit or loss before such expenses or income as interest, expenses associated with corporate realignment, restructuring and impairment charges, certain unallocated corporate expenses, other income (expense) and income taxes. Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $7.1 million, $9.7 million and $9.7 million, respectively.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net Sales:
Automotive Safety	$403,783	$449,250	$228,197
Bottom-weight Woven Apparel Fabrics	391,984	402,338	409,013
Narrow Fabrics	47,382	60,112	2,965
All Other	159,123	108,817	103,009

	1,002,272	1,020,517	743,184
Intersegment sales	(7,140)	(9,664)	(9,663)

	$995,132	$1,010,853	$733,521

Loss From Continuing Operations Before Income Taxes:
Automotive Safety	$4,202	$24,047	$(567)
Bottom-weight Woven Apparel Fabrics	(61,568)	(8,891)	(2,208)
Narrow Fabrics	(8,609)	(5,800)	265
All Other	(4,093)	(3,250)	(714)

Total reportable segments	(70,068)	6,106	(3,224)
Corporate expenses	(22,260)	(25,152)	(17,130)
Expenses associated with corporate realignment	(7,363)	—	—
Expenses associated with certain share transactions	—	(5,531)	(4,350)
Other operating income - net	22,426	3,648	4,274
Restructuring and impairment charges	(107,932)	(24,316)	(11,602)
Interest expense	(60,054)	(33,220)	(8,515)
Other income (expense)	(6,616)	7,782	7,755

	(251,867)	(70,683)	(32,792)
Income tax expense	(1,135)	(11,559)	(4,754)
Equity in income (losses) of unconsolidated affiliates	127	19	(847)
Minority interest in losses of consolidated subsidiaries	11,849	5,777	2,899

Loss from continuing operations	(241,026)	(76,446)	(35,494)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(4,988)	(13,976)
Gain on disposals, net of income taxes	—	1,274	—

Loss from discontinued operations	—	(3,714)	(13,976)

Net loss	$(241,026)	$(80,160)	$(49,470)

The following items are included in loss before income taxes (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Equity in Income (Loss) of Equity Method Investees
Bottom-weight Woven Apparel Fabrics	$21	$74	$(834)
Corporate	106	(55)	(13)

	$127	$19	$(847)

Depreciation and Amortization
Automotive Safety	$21,990	$23,563	$9,479
Bottom-weight Woven Apparel Fabrics	16,882	5,694	2,601
Narrow Fabrics	1,378	1,437	99
All Other	1,501	640	705
Corporate	1,503	996	849

	$43,254	$32,330	$13,733

	December 31, 2008	December 31, 2007
Total Assets (in thousands):
Automotive Safety	$313,003	$427,532
Bottom-weight Woven Apparel Fabrics	342,458	414,680
Narrow Fabrics	24,433	40,607
All Other	69,490	61,562
Corporate	11,867	19,540

	$761,251	$963,921

The following items are included in the determination of total assets (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Investments in and Advances to Equity Method Investees
Bottom-weight Woven Apparel Fabrics	$859	$2,125	$2,041
Corporate	66	169	224

	$925	$2,294	$2,265

Capital Expenditures (cash and noncash)
Automotive Safety	$9,672	$36,806	$16,452
Bottom-weight Woven Apparel Fabrics	51,422	130,914	68,399
Narrow Fabrics	194	1,473	86
All Other	2,249	5,537	3,859
Corporate	3,937	6,905	3,439

	$67,474	$181,635	$92,235

The following table presents sales and long-lived asset information by geographic area as of and for the fiscal periods ended December 31, 2008, December 31, 2007 and December 31, 2006 (in thousands). The geographic sales dollars are determined generally based on the ultimate destination of the product.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net Sales:
United States	$374,101	$372,674	$358,639
Mexico	215,423	228,084	130,459
Poland	132,262	144,923	4,869
Germany	50,735	59,842	94,457
Other Foreign	222,611	205,330	145,097

	$995,132	$1,010,853	$733,521

	December 31, 2008	December 31, 2007	December 31, 2006
Long-lived Assets:
United States	$103,706	$118,287	$104,519
China	95,614	100,516	55,223
Germany	59,409	75,103	73,007
Poland	30,273	32,868	30,501
Vietnam	46,733	19,254	—
Nicaragua	37,167	67,204	9,478
Mexico	31,427	34,163	31,401
Other Foreign	19,033	18,707	11,521

	$423,362	$466,102	$315,650

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. Changes in other commodity derivatives’ fair values are recorded in the consolidated statements of operations in cost of goods sold, and in other (income) expense in 2007 for contracts related to international greenfield initiatives that had not begun the consumption of cotton in operations. At December 31, 2008, the Company’s consolidated balance sheet reflected a current liability with a fair value of $0.1 million related to commodity derivative instruments.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented; therefore, the ineffective portion of changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for the applicable periods presented; realized gains and losses related to these derivatives are included in cost of sales. At December 31, 2008, the Company’s consolidated balance sheet reflected a current liability with a fair value of $3.0 million related to foreign currency derivative instruments.

In March 2007, Automotive Safety Holdings entered into an interest rate cap agreement with a notional amount of €125.0 million and a fixed rate of 4.10% through November 2008. At the same date an interest rate floor agreement was entered into with a notional amount of €125.0 million and a fixed rate of 3.905% through November 2008. These cap and floor agreements expired on November 2, 2008 and, on November 4, 2008, the Company entered into a new interest rate cap agreement with a notional amount of €63.0 million (approximately $88.8 million at December 31, 2008). Changes in the interest rate derivatives’ fair values are recorded in the consolidated statements of operations in interest expense. At December 31, 2008, the Company did not have any asset or liability related to interest rate derivative instruments.

Gains and losses on derivative instruments were as follows: $2.9 million loss in 2008, $2.7 million gain in 2007, and $0.8 million loss in 2006.

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

As of December 31, 2008, the Company had capital expenditure commitments not reflected as liabilities on the consolidated balance sheet of $0.9 million. These commitments were not reflected as liabilities on the balance sheet because the Company had not received or taken title to the related assets. As of December 31, 2008, the Company had commitments for the funding of its joint venture in South Africa through the combination of machinery and equipment contributions and related in-kind services of approximately $0.3 million and, with respect to the Company’s China joint venture agreement in the automotive safety segment, the intention, but not an obligation, to fund its share of this joint venture through possible loans or capital contributions of up to $1.9 million.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008 and continuing through the fourth quarter, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. Accordingly, at December 31, 2008, market prices of cotton and wool were substantially lower than the prices at which the Company was committed to purchase such commodity raw materials in the future under its firm purchase commitments contracts. In accordance with GAAP, the Company has accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such unrealized losses at December 31, 2008 amounted to $6.4 million and are included in “Other operating loss (income)–net” in the accompanying consolidated statement of operations for fiscal 2008. The downward pricing trend has continued since December 31, 2008 and accordingly the Company could be required to record an additional loss on its firm purchase commitment contracts in subsequent periods. Based on the market prices for wool and cotton at March 13, 2009, the unrealized net loss on the firm purchase commitments outstanding as of December 31, 2008 would approximate $9.1 million. If cotton and wool prices increase in future periods, the Company would not reverse the unrealized loss recorded against its firm purchase commitments under GAAP.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in one-third increments, that may be exercised in 2010, 2011 or 2012 at 95% of the then-appraised or agreed value of the joint venture as defined (the “Valuation Price”). Such payment may be made in stock if the Company’s securities are then-traded on the New York Stock Exchange or the NASDAQ Stock Market and has a market capitalization of at least $250 million. If the Company fails to complete any requested purchase, the minority shareholder may sell its interest to certain third parties. Additionally, the Company has a call option exercisable in one-third increments at the Valuation Price that may be exercised in 2012, 2013 or 2014. Either party may sell its interest to a non-competitor after July 2012, subject to any unutilized call option or the pre-emptive rights of the other party. A non-transferring party has a pre-emptive right to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 2012, a party who owns more than 50% of the joint venture wishes to sell all of such interests for cash, and not less than the Valuation Price, and not less than all, to a bona fide arm’s length third party, then the other party shall also sell its interests on such terms if requested by the selling party.

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

Note 20 Restructuring Activities, Asset Impairments and Discontinued Operations

The provision for restructuring and impairment included in loss from continuing operations included the following (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Restructuring provisions:
Severance and COBRA benefits	$4,765	$7,281	$4,394
Pension curtailment and settlement charges	431	48	5,599
Relocation and other costs	1,742	9,194	1,147

Total restructuring	6,938	16,523	11,140
Asset impairment charges	100,994	7,793	462

Total	$107,932	$24,316	$11,602

Overall, the restructuring provisions in 2006 and 2007 related primarily to activities at the Hurt, Virginia (apparel), White Oak (apparel), and Germany (automotive safety) facilities as described below. The 2008 provisions for restructuring are primarily related to the Hildesheim (automotive) production facility closure, the Hurt, Virginia (apparel) activities, and the Company’s multi-segment selling and administrative realignment and reduction plan (as described below).

The 2007 impairment charges primarily related to property, plant and equipment ($6.3 million) and goodwill impairment ($1.5 million) in the automotive safety segment. The 2008 impairment charges primarily related to impairment of goodwill and intangible assets of $43.8 million in the automotive safety segment, and to property, plant and equipment of $53.0 million at the Company’s Nicaragua facility (apparel), $1.9 million at the White Oak facility (apparel) and $1.9 million at the Burlington Finishing plant (apparel). See Note 5 for additional information regarding charges for the impairment of long-lived assets, and Note 6 for additional information regarding goodwill and intangible asset impairment charges.

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

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities and its new synthetic finishing plant in China (Jiaxing Burlington Textile Company). This restructuring resulted in the elimination of approximately 840 jobs, mostly in the United States, with severance benefits paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $8.6 million during 2006 and an additional $3.2 million during 2007. The components of the 2006 restructuring charge included a $2.7 million accrual for severance and COBRA benefits, $5.6 million for pension curtailment losses, and $0.3 million for costs paid to relocate and convert equipment to new facilities. In addition, the Company recorded an asset impairment charge of $0.5 million in 2006. The components of the 2007 charges included $0.3 million for management incentive compensation awards and $2.9 million for costs paid to relocate and convert equipment to new facilities. In 2008, the Company recorded additional restructuring charges of $0.4 million for severance and pension curtailment losses and $0.2 million for costs paid to relocate and convert equipment to new facilities.

In November 2006, the Company announced that it would transition from a 7-day continuous operation to a 3-shift/5-day operation at its White Oak denim plant located in Greensboro, North Carolina (bottom-weight woven apparel fabrics segment). In conjunction with this transition the plant stopped producing open-end yarns in order to further focus on being a niche supplier of premium denims. In June and October of 2007, the Company decided that it would further downsize operations at the White Oak plant and certain overhead positions within the denim division. These restructuring activities resulted in the elimination of approximately 280 jobs in the United States with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized pre-tax charges for restructuring of $0.9 million during 2006 and $0.6 million during 2007.

In December 2006, the Company announced that it would be transitioning certain administrative functions within its automotive safety segment from its Greenville, South Carolina location, and that it would be undertaking the consolidation of certain manufacturing operations in Germany. Expected costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 42 jobs with severance benefits to be paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. As a result, the Company recognized a pre-tax charge for restructuring of $1.1 million during 2006 for severance and benefits, with substantially all of these amounts paid in 2007. In December 2007, the Company took various actions in connection with a proposed realignment of certain operating entities in the automotive safety segment including the consolidation of certain facilities. The Company recognized a pre-tax charge for restructuring of $1.0 million during 2007 for severance and benefits, and appropriately reversed $0.9 million of this charge in 2008 due to subsequent changes in the realignment plan that reduced the amount of severance to be paid. The Company also recorded impairment charges of $5.0 million during 2007 related to equipment located at the Greenville facility. During 2008, the Company also recorded a charge of $0.2 million for severance benefits related to automotive safety segment manufacturing operations in Mexico.

In March 2007, the Company committed to a plan to transfer the operations of the automotive safety segment’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In connection with this plan, the Company reached termination agreements with approximately 25 employees. In September 2007, the Company announced that it would cease production at its Hildesheim, Germany facility in the automotive safety segment. The operations previously undertaken at this facility were transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively. Costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 89 jobs in Germany with severance benefits to be paid over periods of up to seven months from the date of termination, depending on the affected employee’s length of service to the Company. As a result of these activities, during 2007 the Company recognized pre-tax charges for restructuring of $5.2 million for severance benefits, $5.6 million for relocation and other associated costs to close and consolidate facilities, and $1.3 million for impairment charges related to land and buildings. During 2008, the Company recognized an additional $0.6 million for severance benefits and $1.5 million for relocation and other associated costs to close the production facilities and consolidate the remaining business in other facilities.

In March 2007, the Company also reduced its screen print operations in the all other segment resulting in the elimination of 11 jobs at the Company’s facility in Carlisle, South Carolina. As a result, the Company recognized a pre-tax charge for restructuring of $0.2 million during 2007 for severance and COBRA benefits.

Also during 2008, the Company decided to cease the remaining activities at the Hildesheim facility which activities primarily consisted of research and development, design and product development and general and administrative infrastructure functions, resulting in restructuring charges of $2.6 million for severance benefits related to approximately 90 employees.

In December of 2008, the Company announced that it would eliminate all ring-spinning operations and reduce its weaving capacity at the White Oak plant to adjust to current demand. As a result, the Company recognized pre-tax charges for restructuring $0.1 million during 2008 for the establishment of accruals for severance and COBRA benefits, as well as impairment charges of $1.9 million related to the ring-spinning and reduced weaving operations.

In the fourth quarter of 2008, the Company initiated a cost reduction program related to selling, administrative and other staff reductions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions to create a single apparel fabrics division. The Company recorded severance and benefit restructuring charges in the amount of $2.0 million during 2008 related to approximately 65 employees associated with this cost reduction program.

In 2008, the Company reduced its screen print operations in the all other segment resulting in the elimination of 9 jobs at the Company’s facility in Carlisle, South Carolina. As a result, the Company recognized a pre-tax charge for restructuring of $0.2 million during 2008 for severance and COBRA benefits.

Following is a summary of activity related to restructuring accruals (in thousands):

Severance and COBRA Benefits
Balance at December 31, 2005	$2,630
2006 charges, net (continuing operations)	4,394
2006 charges, net (discontinued operations)	2,285
Payments	(2,480)

Balance at December 31, 2006	6,829
2007 charges, net (continuing operations)	7,281
2007 charges, net (discontinued operations)	(1,026)
Payments	(7,730)
Foreign currency translation adjustments	75

Balance at December 31, 2007	5,429
2008 charges, net (continuing operations)	6,507
Payments	(6,518)
Foreign currency translation adjustments	680

Balance at December 31, 2008	$6,098

The remaining accrued balance of $6.1 million, representing severance and COBRA benefits, primarily relates to the plant closings in Germany, the selling, administrative and other staff reductions, and downsizing certain overhead positions within the denim division of the bottom-weight woven apparel fabrics segment, all described above. The Company expects to pay these benefits primarily in 2009.

Discontinued Operations

In December 2006, the board of directors of ITG committed to a plan to exit certain of the Company’s Burlington House businesses within the all other segment. The businesses exited produced decorative fabrics and mattress fabrics as well as warps and package-dyed yarns for sale to other manufacturers with all production facilities located in Burlington, North Carolina and its surrounding vicinity. In 2006, the Company recorded a related pre-tax restructuring charge of $2.3 million for severance and COBRA benefits, $0.5 million for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred, and pre-tax asset impairment charges totaling $3.7 million. In January 2007, the Company sold certain assets of the mattress fabrics product line to Culp, Inc. for $2.5 million in cash and shares of Culp’s common stock which were subsequently resold by the Company in 2007. On April 30, 2007, the Company sold certain assets related to discontinued operations for $1.4 million plus the assumption of certain liabilities. As part of this sales agreement, the purchaser agreed to hire the employees at the related facility, resulting in a 2007 reversal of $1.4 million of the 2006 restructuring charges related to severance and COBRA benefits, partially offset by the accrual of an additional $0.4 million in additional severance and COBRA accruals. Also during 2007, the Company negotiated the termination of certain contracts related to the discontinued business resulting in the accrual of $0.4 million and the payment of $0.4 million of restructuring charges. The components of the 2006 and 2007 charges included $0.3 million and $0.5 million, respectively, for costs paid to relocate and convert equipment to new facilities that are charged to operations as incurred.

Amounts of revenue and pretax loss reported in discontinued operations related to these businesses were $70.8 million and $(14.0 million) in 2006 and $14.5 million and $(3.7 million) in 2007, respectively. The results of operations related to the Burlington House division are presented as discontinued operations in the consolidated statements of operations for all periods presented.

Note 21 Early Retirement Incentive

In December 2006, the Company announced an early retirement incentive plan for certain salaried employees over age 55. In addition to receiving a severance benefit in accordance with the terms of the Company’s formal severance plan, all employees who elected to participate prior to the deadline of December 29, 2006 also received two months’ additional severance pay and the right to participate as active employees for one year after termination in the Company’s medical and dental plan. The related benefits accrued under this plan were not considered to be restructuring charges because participation in the plan was voluntary. As a result, ITG recognized a pre-tax charge for early retirement incentives of $3.2 million during the quarter ended December 31, 2006. The components of this charge included $2.6 million for severance and COBRA benefits and a non-cash pension curtailment charge of $0.6 million. The Company incurred a pension settlement charge of $0.3 million in 2008 related to this plan. The following is a summary of activity related to the early retirement incentive accrual for severance and COBRA benefits (in thousands):

2006 charges	$2,621
Payments	—

Balance at December 31, 2006	2,621
Payments	(1,405)

Balance at December 31, 2007	1,216
Payments	(899)

Balance at December 31, 2008	$317

The Company expects to pay the remainder of these accrued benefits primarily in 2009.

Note 22 Fair Value of Financial Instruments

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

As described in Note 1, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the consolidated financial statements. The Company has deferred the application of the provisions of this statement to its nonfinancial assets and liabilities in accordance with FSP No. 157-2. The Company’s derivative instruments, beyond any commodity derivative contracts that are designated as normal purchases, principally include cotton and natural gas futures, options or forward contracts, as well as interest-rate caps and floors, and foreign-currency forward contracts. These derivative contracts are principally with financial institutions and other commodities brokers, the fair values of which are obtained from third-party broker quotes.

The following table provides a summary of the fair values, measured on a recurring basis, of the Company’s assets and liabilities under SFAS No. 157 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2008
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$139	$3,022	$—	$3,161

The following table provides a summary of the fair values, measured on a nonrecurring basis, of certain of the Company’s assets under SFAS No. 157 (in thousands):

	Significant Unobservable Inputs (Level 3)	Total At December 31, 2008	Impairment Loss
Long-lived assets held and used	$423,362	$423,362	$57,151
Intangible assets	9,302	9,302	8,872
Goodwill	17,827	17,827	34,971

	$450,491	$450,491	$100,994

In accordance with the provisions of SFAS No. 144, long-lived assets held and used with a carrying amount of $480.6 million were written down to their estimated fair value of $423.4 million, resulting in impairment charges of $57.2 million, which charges were included in the consolidated statement of operations for the year ended December 31, 2008. The impairment charges represent the amount by which the carrying amount of the asset group exceeded the estimated fair value of such assets as measured by the present value of expected future cash flows (income approach) discounted at a market derived weighted average cost of capital. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets. See Note 5 for additional information regarding impairment of long-lived assets. Any further decline in economic conditions could result in future additional impairment charges with respect to the Company’s long-lived assets such as property, plant and equipment.

At December 31, 2007, the Company had intangible assets of $28.6 million and goodwill of $54.4 million, and during 2008, the Company recognized non-cash impairment charges of $8.9 million with respect to its customer relationships intangible assets and $35.0 million with respect to goodwill. See Note 6 for additional information regarding intangible asset and goodwill impairment. The estimation of the fair value of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative because the Company does not have an active trading market for its equity or debt. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS No. 142. The Company cannot predict the occurrence of events that might adversely affect the carrying value of goodwill and other intangible assets. Further deterioration in global economic conditions, and/or additional changes in assumptions or circumstances could result in additional impairment charges in goodwill or other indefinite-lived intangibles and finite-lived intangibles in future periods in which the change occurs.

Note 23 Sale of Brand Name and Other Operating Income Net

In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington® brand name to Falke KGaA (“Falke”). Under the agreement relating to such sale, Falke acquired the right to the Burlington trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America. The Company retains the right to use the brand name on fabrics worldwide and on apparel and related items in North America and Asia. The purchase price consisted of a non-refundable deposit of $1.0 million, which was paid in advance of closing, and a payment at closing in the amount of $23.3 million, each subject to applicable withholding taxes. In addition, the Company is entitled to receive a pay-out of 2.5% of the future sales of products that bear the brand name up to a cumulative maximum of $5.0 million beginning in the calendar year in which such sales exceed 40 million Euros and continuing until the maximum pay-out has been made, and a subsequent payment of at least $0.3 million, based on fees collected by Falke on their licensing of the brand name from April 1, 2008 through December 31, 2008. The Company recorded a gain of $24.3 million in 2008 related to the brand name sale, which is included in “Other operating loss (income)—net” in the consolidated statements of operations.

“Other operating loss (income)–net” includes grant proceeds income from the U.S. Department of Commerce Wool Trust Fund of $3.1 million for each of the fiscal years 2008 and 2007, and $(6.4) million of unrealized losses on cotton and wool firm purchase commitments (see Note 19) for 2008. “Other operating loss (income)–net” for the 2008, 2007 and 2006 periods also include gains and losses related to the disposal of miscellaneous property and equipment.

Note 24 Other Income (Expense)

Other expense, net in 2008 included foreign currency losses of $5.4 million and $3.2 million of unrealized losses on foreign currency derivatives, partially offset by a $2.0 million gain related to a settlement payment received from a class action lawsuit filed by Burlington Industries LLC and a number of other United States textile companies as plaintiffs against a group of producers of polyester staple fibers as defendants, and a gain of $0.5 million on the sale of certain investments. Other income, net in 2007 principally included $3.3 million related to a gain on the sale of certain marketable securities, $2.8 million related to foreign currency exchange gains. Other income, net in 2006 principally included a $9.2 million gain on the sale of Mafatlal, and $1.5 million related to foreign currency exchange gains.

Note 25 Business and Credit Concentrations

The primary materials used in the production of the Company’s products include cotton, wool, nylon and polyester. In addition, the Company relies heavily on naturally occurring resources such as fuel, as well as certain chemicals, in the production of its products. The materials and other resources used in the production of the Company’s products are subject to fluctuations in price and availability. For instance, cotton prices and availability vary from season to season depending largely upon the crop yields and demand. The price of nylon and polyester is influenced by demand, manufacturing capacity and costs, petroleum prices and the cost of polymers used in producing polyester. The Company attempts to pass along certain of these raw material price increases to its customers in order to protect its profit margins. Its success in so doing is dependent upon market dynamics present at the time of any proposed price increases. With limited exceptions, increases in prices of materials or the resources used in the production of products have historically not been able to be, and in the future may not be able to be, passed along to customers of the Company through increases in prices of the Company’s products. The Company’s inability to pass on the effects of any such material price increases to its customers may materially adversely affect the Company’s results of operations, cash flows or financial position. Decreased material or resource availability could impair the Company’s ability to meet its production requirements on a timely basis. If any production delays occur, it could have a potentially adverse effect on the Company’s results of operations or cash flows.

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

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The customer base of the Company’s automotive safety business is highly concentrated, and this division relies on key contractual relationships with several large Tier 1 suppliers. The most significant customers to this division, in alphabetical order, are Autoliv, Inc., Key Safety Systems, Inc., and TRW Automotive Holdings Corp. (“TRW”). Two customers, Autoliv, Inc. and TRW, each accounted for 10% or more of the Company’s net sales in 2008, and Autoliv, Inc. accounted for approximately 16% of the Company’s trade accounts receivable at December 31, 2008.

Although none of the Company’s other customers accounted for 10% or more of direct net sales in 2008, Levi Strauss & Co. (“Levi Strauss”) is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

The loss of any key customer, its direction to a significant number of its contractors to purchase fabric from a producer other than the Company or a material slowdown in the business of one of the key customers could have a material adverse effect on the Company’s results of operations, cash flows or financial position.

At December 31, 2008, a U.S. subsidiary of the Company had cash deposits of $11.3 million at a financial institution. Such deposits were insured up to $250,000 by the Federal Deposit Insurance Corporation. Certain of the Company’s consolidated subsidiaries are subject to debt agreements that limit cash dividends and loans to the Company. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to governmental restrictions that restrict and/or limit loans and dividends to the Company. At December 31, 2008, the Company’s proportionate share of restricted net assets of consolidated subsidiaries was approximately $19.0 million. Of the Company’s consolidated cash balance of $26.5 million at December 31, 2008, approximately $19.9 million at certain subsidiaries is restricted due to limitations in debt agreements.

Note 26 Unaudited Quarterly Results

Unaudited quarterly financial information for the periods ended December 31, 2008 and 2007 is set forth below (in thousands, except per share data).

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Year Ended December 31, 2008
Net sales	$263,359	$279,704	$251,418	$200,651
Gross profit (loss)	22,161	10,065	(3,087)	(15,671)
Net loss	(22,332)	(1,593)	(62,748)	(154,353)
Net loss applicable to common stock	(26,397)	(5,736)	(67,015)	(158,702)

Net loss per share, basic	$(1.52)	$(0.33)	$(3.86)	$(9.12)

Net loss per share, diluted	$(1.52)	$(0.33)	$(3.86)	$(9.12)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Year Ended December 31, 2007
Net sales	$252,694	$263,906	$252,520	$241,733
Gross profit	22,263	27,942	15,695	16,020
Income (loss) from:
Continuing operations	(10,030)	(10,333)	(16,511)	(39,572)
Discontinued operations	(2,729)	(1,257)	330	(58)
Net loss	(12,759)	(11,590)	(16,181)	(39,630)
Net loss applicable to common stock	(14,073)	(16,999)	(21,653)	(45,232)

Income (loss) per share, basic:
Continuing operations	$(0.65)	$(0.91)	$(1.28)	$(2.61)
Discontinued operations	(0.16)	(0.07)	0.02	0.00

Net loss	$(0.81)	$(0.98)	$(1.26)	$(2.61)

Income (loss) per share, diluted:
Continuing operations	$(0.65)	$(0.91)	$(1.28)	$(2.61)
Discontinued operations	(0.16)	(0.07)	0.02	0.00

Net loss	$(0.81)	$(0.98)	$(1.26)	$(2.61)

The effect of the Dividend Shares was not recorded in the Company’s consolidated financial statements until the shares were released from escrow in June 2008. The Dividend Shares represented less than 20% of the Company’s previously outstanding shares, representing a “small stock dividend” under GAAP. Under these rules, there was no requirement to capitalize earned surplus, other than to meet legal requirements, since the Company is “closely-held”. Net loss per common share was retroactively restated for 2007 and 2006 upon the release of the Additional Shares and the Dividend Shares from the escrow account, resulting in a decrease in net loss per common share of $0.64 in 2007 and $0.22 in 2006.

Certain amounts previously presented in the unaudited condensed quarterly financial statements have been reclassified to conform to the current period presentation (as presented below in thousands). Such amounts primarily related to start-up costs on international initiatives that have been reclassified to cost of goods sold (see Note 17), grant proceeds income from the U.S. Department of Commerce Wool Trust Fund that has been reclassified from cost of goods sold to other operating loss (income)–net (see Note 23), and depreciation and other costs that have been reclassified from selling and administrative expenses to cost of goods sold.

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008
Year Ended December 31, 2008
Gross profit (loss) as presented in unaudited condensed quarterly financial statements	$26,140	$12,209	$(1,684)
Reclassifications:
Start-up costs on international initiatives	(3,238)	—	—
Depreciation and other costs	(741)	(2,144)	(1,403)

Gross profit (loss)	$22,161	$10,065	$(3,087)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007
Year Ended December 31, 2007
Gross profit as presented in unaudited condensed quarterly financial statements	$22,776	$32,783	$19,130
Reclassifications:
Start-up costs on international initiatives	(189)	(1,345)	(3,119)
Wool trust grant income	—	(3,184)	—
Depreciation and other costs	(324)	(312)	(316)

Gross profit	$22,263	$27,942	$15,695

Note 27 Subsequent Event

On February 27, 2009, the largest customer of the Company’s Nicaraguan facility announced that it would be discontinuing production in certain of its facilities in the Central American region, which is expected to result in a material reduction of sales opportunities in the near-term. This announcement combined with other previous plant closures by our customers in the past few months demonstrates the further deterioration of the Central American supply chain which is critical to the long-term success of the Company’s operations in that region. Accordingly, the Company is currently evaluating strategic alternatives for its Nicaraguan denim facility and plans to temporarily idle the facility until such long-term decisions have been finalized. The resulting decrease in operations at the CDN facility, either in the short term or in the long term, could have an adverse impact on CDN’s ability to remain in compliance with the covenants under its term loan agreement, as well as its ability to meet its various financial obligations, including, without limitation, under that loan agreement.

The Bank Credit Agreement requires that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements included elsewhere in this Annual Report is unqualified but contains an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern, and may be deemed to be a violation of the requirement in the Bank Credit Agreement and a default thereunder. The Company has initiated discussions with the lenders under the Bank Credit Agreement to obtain any necessary waivers of any such requirement or default under that agreement, as well as any other agreements as to which a cross default provision would apply. In the event the Company is unable to obtain any such required waivers, then such lenders would have the right to demand immediate repayment of the Company’s obligations and could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings thereunder to be immediately due and payable.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.30	Amendment No. 13 to Credit Agreement, dated as of September 30, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.31	Amendment No. 14 to Credit Agreement, dated as of December 24, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.37	Amendment No. 4 to Term Loan Agreement, dated as of October 15, 2008, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.46	Amendment and Restatement Agreement relating to €155,000,000 Term and Revolving Facilities Agreement dated as of April 15, 2008 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of Grant Thornton LLP

23.2	Consent of KPMG LLP

31.1	Certification of CEO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002