Form 10-K/A
period 2008-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2009-04-29
CIK 918964

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2009
Common Stock, par value $.01	17,468,327 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

EXPLANATORY NOTE

International Textile Group, Inc. (the “Company”) has previously filed its annual report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) with the Securities and Exchange Commission (the “Commission”). This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely for the purpose of filing the information required in Part III of Form 10-K within 120 days after the Company’s fiscal year end, pursuant to General Instruction G(3) of Form 10-K. In connection with the filing of this Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is also filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a) /15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Unless otherwise expressly set forth herein, this Amendment does not modify or update the disclosure in, or exhibits to, the Form 10-K or reflect events occurring after the filing of the Form 10-K.

As more fully set forth in the Form 10-K, on October 20, 2006, the Company merged (the “Merger”) with ITG Holdings, Inc. (f/k/a International Textile Group, Inc., “Former ITG”). In connection therewith, the Company changed its name from Safety Components International, Inc. (“SCI”) to International Textile Group, Inc.

ii

iii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides the names, ages and positions of the individuals who currently serve as members of the board of directors, or as executive officers, of the Company:

Name	Age	Positions and Offices
Wilbur L. Ross, Jr.	71	Chairman of the Board of Directors
Joseph L. Gorga	56	President and Chief Executive Officer and Director

Robert E. Garren	52	Vice President, Human Resources and Corporate Communications
Neil W. Koonce	61	Vice President and General Counsel
Craig J. Hart	46	Vice President and Treasurer
Gail A. Kuczkowski	53	Vice President and Chief Accounting Officer
Russell M. Robinson III	50	Vice President and Corporate Secretary

Frank Goehring	43	President, Automotive Safety North America
Kenneth T. Kunberger	49	President, ITG Apparel & Specialty Fabrics
J. Derrill Rice	48	President, Burlington House
James W. Payne	60	President, Carlisle Finishing
Georg Saint-Denis	43	President, Automotive Safety Europe and Asia

Stephen W. Bosworth	69	Director
Michael J. Gibbons	38	Director
David H. Storper	43	Director
Dr. Daniel D. Tessoni	61	Director
David L. Wax	56	Director
Pamela K. Wilson	62	Director

Wilbur L. Ross, Jr. is Chairman of the Board of the Company, a position he has held since 2005. Mr. Ross is also Chairman and Chief Executive Officer of WL Ross & Co. LLC (“WLR”), a merchant banking firm, a position he has held since April 2000. WLR is an affiliate of the Company. Mr. Ross is also Chairman of the Board of Directors of Nano-Tex, LLC. He also serves on the board of the following companies: International Coal Group, Inc., Clarent Hospital Corp. and Phoenix International Holding Co. of the United States; Mittal Steel Company, N.V. of the Netherlands; Insuratex, Ltd. of Bermuda; Nikko Electric Industry Co. Ltd. and Ohizumi Manufacturing Company of Japan; Blue Ocean Re Holdings Ltd. and Montpelier Re Holdings Ltd. in Bermuda; and International Auto Components Group SL in Europe and Brazil.

Joseph L. Gorga is the President and Chief Executive Officer, and a director, of the Company. Mr. Gorga has been President and Chief Executive Officer of ITG and a member of its board of directors since the completion of the Merger. Prior thereto, he held those same positions with Former ITG from Former ITG’s inception in August 2004. Prior to that, Mr. Gorga served as President and Chief Executive Officer of Burlington Industries LLC, a manufacturer of textile products for apparel and interior furnishing products, from 2003 to 2004, during which time he oversaw the integration of Burlington Industries LLC and Cone Denim LLC. Mr. Gorga is Vice Chairman of the board of directors of Nano-Tex, LLC and a member of the Board of Directors of OCM India Limited.

Robert E. Garren is Vice President, Human Resources and Corporate Communications of the Company. Mr. Garren has been Vice President, Human Resources and Corporate Communication of ITG since the completion of the Merger. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, he served as Vice President, Human Resources and Corporate Communications of Burlington Industries from 2003 to 2004, and as Director of Compensation and Benefits of Burlington Industries from 1998 to 2003.

Neil W. Koonce is Vice President and General Counsel of the Company. Mr. Koonce has been the Vice President and General Counsel of ITG since the completion of the Merger. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Mr. Koonce served as General Counsel of Cone Mills from 1987 to 1989, General Counsel and Vice President of Cone Mills from 1989 to 1999 and Vice President, General Counsel and Secretary of Cone Mills from 1999 to 2004.

Craig J. Hart is Vice President and Treasurer of the Company. Mr. Hart joined ITG in December 2007 from Remy International, Inc. a manufacturer of various electrical and automotive components and parts, where he had served as Treasurer since 2004. Mr. Hart joined Remy International, Inc. in February 1997. Previously he worked for Pontarelli Builders, a contractor and construction company, since 1995 and prior thereto, at US Lending Corporation, an automobile financing company, in the roles of Director of Financial Services and Controller.

Gail A. Kuczkowski is Vice President and Chief Accounting Officer, a position she has held since January 2008. On April 17, 2009, Ms. Kuczkowski was also designated as the officer performing the functions of the principal financial officer of the Company. Prior to joining the Company, Ms. Kuczkowski served as Director, Global Accounting at INVISTA, an integrated fiber and polymers business, from September 2006 and as Assistant Corporate Controller from May 2004 until September 2006. Prior thereto, she served as Chief Financial Officer for US/Canada of KoSa, a producer of commodity and specialty polyester fibers, polymers and intermediates, from December 2002 to May 2004. Ms Kuczkowski began her career at Price Waterhouse, an accounting firm.

Russell M. Robinson III is Vice President and Corporate Secretary of the Company. Mr. Robinson has been the Vice President and Corporate Secretary of ITG since the completion of the Merger. Prior thereto, he held those positions with Former ITG from its inception in August 2004. Prior to that, Mr. Robinson was Assistant General Counsel and Secretary of Burlington Industries from 2001 to 2004.

Frank Goehring is President, Automotive Safety North America, a division of the Company’s Automotive Safety business segment, and has served as such since April 2007. Mr. Goehring previously served as President and Chief Operating Officer, Narricot Industries, L.P. and BST Safety Textiles-Holding GmbH (“BST Safety Textiles”), which were acquired as part of the Company’s acquisition of BST US Holdings LLC, the parent of such companies, in April 2007. Mr. Goehring joined BST Safety Textiles in January 1997. Prior to joining BST Safety Textiles, Mr. Goehring worked for Karl-Martin Maier AG where he served as Director of Sales, and Taylorix AG where he served as Sales Manager.

Kenneth T. Kunberger is President, ITG Apparel & Specialty Fabrics group of the Company, a position he has held since January 2009. Previously, Mr. Kunberger was President of the Burlington Worldwide division of ITG since the completion of the Merger. Prior thereto, he held that position with Former ITG from its inception in August 2004. Prior to that, he served as Executive Vice President, Sales and Marketing, of the Sportswear and Casualwear divisions of Burlington Industries from 1998 to 2002, as President of Burlington Industries Worldwide—North America division from 2002 to 2004 , and as President of Burlington Industries’ Apparel Fabrics division in 2004.

J. Derrill Rice is President of the Burlington House and Cone Jacquard divisions of the Company and has held this position since the completion of the Merger. Prior to that, Mr. Rice was the President of the Burlington House division of Former ITG since December 2004. Prior to that, he served as President of New Business for Interface Fabrics Group, a division of Interface, Inc., a manufacturer of carpet, from 2002 to 2003, and President of Chatham, Inc., a designer and manufacturer of woven fabrics, from 2000 to 2002.

James W. Payne is President of the Carlisle Finishing division of the Company and has held this position since the completion of the Merger. Prior to that, Mr. Payne was the President of the Carlisle Finishing division of Former ITG since 2005 and Executive Vice President of the Carlisle Finishing division of Former ITG from August 2004 to 2005. Prior to that, he served as Executive Vice President of the Carlisle Finishing division of Cone Mills from 1997 to 2004.

Georg Saint-Denis is President, Automotive Safety Europe and Asia divisions of the Company’s Automotive Safety business segment, and has served as such since April 2007. Mr. Saint-Denis previously served as Chief Financial Officer for BST Safety Textiles and President for its European operations prior to the acquisition by the Company of its parent company in April 2007. Mr. Saint-Denis joined BST Safety Textiles in January 2002. Prior to joining BST Safety Textiles, he worked for Deutsche Bank AG, where he served as Branch Director since 1997. Mr. Saint-Denis is chairman of the board of Gatex and serves as board member at Südwesttextil and the German chamber of industry and commerce, IHK Hochrhein-Bodensee.

Stephen W. Bosworth has been a member of the board of directors of the Company since the completion of the Merger. Prior to that, Mr. Bosworth was a member of the board of directors of Former ITG since December 2004. He has been Dean of The Fletcher School of Law and Diplomacy at Tufts University, Medford, Massachusetts since February 2001. He is currently serving as the Special Representative for North Korea Policy for the Secretary of State. Prior to that, Mr. Bosworth served as United States Ambassador to the Republic of Korea from November 1997 to February 2001 and prior to that Mr. Bosworth served as the Executive Director of the Korean Peninsula Energy Development Organization, an inter-governmental organization established by the United States, the Republic of Korea and Japan to deal with North Korea.

Michael J. Gibbons has been a director of the Company since December 2005 and the Chief Financial Officer of WLR since July 2002. From 1996 to July 2002, Mr. Gibbons was a Senior Manager of the Hedge Fund/Investment Partnership specialty practice group of Marcum & Kliegman LLP, a public accounting and financial consulting firm. Mr. Gibbons is licensed as a certified public accountant in the State of New York and graduated from Pace University with a B.A. in Business Administration.

David H. Storper has been a director of the Company since December 2005 and Senior Managing Director of WLR since its founding in April 2000. Prior to that, Mr. Storper was a Managing Director in the Restructuring Group at Rothschild Inc., since 1996. He holds a B.S. from Columbia University’s School of Engineering and Applied Science and an M.B.A. from Columbia University.

Dr. Daniel D. Tessoni has been a director of the Company since May 2005. Dr. Tessoni holds a Ph.D. in accounting and finance from Syracuse University, is an assistant professor of accounting at the E. Philip Saunders College of Business at the Rochester Institute of Technology in Rochester, New York, and has been a member of the accounting faculty since 1974. He is licensed as a certified public accountant in the State of New York. He is also the owner of Value Based Management Associates, through which he provides financial training and consulting services to a wide variety of publicly and privately held companies. Dr. Tessoni served as a director of ACC Corp., a multinational provider of telecommunication services, from 1987 until its acquisition by Teleport Communications Group Inc. (now part of AT&T) in 1998, and was the chair of its audit committee and a member of its executive, compensation and nominating committees and several special committees. He is a member of the Board of Trustees of Keuka College, where he serves on its audit committee, and is a director of Genesee Regional Bank, a community bank in Rochester, New York, where he serves as the chair of its audit committee.

David L. Wax has been a member of the board of directors of the Company since the completion of the Merger. Prior to that, Mr. Wax was a member of the board of directors of Former ITG since its inception in August 2004. He is a Managing Director of WLR, a position he has held since 2000. Prior to that time, he was a Managing Director at Rothschild, Inc., an investment banking firm, where he was active in restructuring and workouts for over 10 years. Before joining Rothschild, Mr. Wax was with Bankers Trust for 15 years.

Pamela K. Wilson has been a member of the board of directors of the Company since the completion of the Merger. Prior to that, Ms. Wilson was a member of the board of directors of Former ITG since its inception in August 2004. She is a Senior Vice President of WLR, a position she has held since 2000. Prior to that, she was with Rothschild, Inc. from 1998 to 2000. Before joining Rothschild, Ms. Wilson was with J.P. Morgan & Co. for over twenty years, with responsibility for J.P. Morgan’s distressed debt research effort.

The term of office of each executive officer expires when a successor is elected and qualified. There was no, nor is there presently, any arrangement or understanding between any officer or director and any other person (except directors or officers acting solely in their capacities as such) pursuant to which the officer or director was selected.

Audit Committee

The Company’s board of directors has a standing audit committee currently composed of three directors, Dr. Daniel D. Tessoni (chair), Michael J. Gibbons and David L. Wax. The Company’s board of directors has determined that Dr. Tessoni is an audit committee financial expert (within the meaning of Item 407(d) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) with respect to the Company. In making such determination, the board took into consideration, among other things, the express provision in Item 407(d) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee and the board of directors, nor shall it affect the duties and obligations of other audit committee members or the board. The common stock of the Company is not traded on the New York Stock Exchange (the “NYSE”) or any other national securities exchange; however, the Company’s board of directors has determined that Dr. Tessoni is independent within the meaning of NYSE Rule 303A.02 and Rule 10A-3(b) promulgated under Section 10A of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as to its directors and other employees. A copy of the Standards of Business Conduct has been filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2008, which has previously been filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, are required to file initial reports of ownership and reports of certain changes in ownership with the SEC. Based solely upon our review of copies of such reports for our 2008 fiscal year, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, complied with all applicable filing requirements for our 2008 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Report of the Compensation Committee

The members of the Compensation Committee of the Board of Directors of the Company have reviewed and discussed with the management of the Company the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Stephen W. Bosworth, Chairman
Wilbur L. Ross, Jr.
David L. Wax
David Storper
Dr. Daniel D. Tessoni

Compensation Discussion and Analysis

Overview

The following compensation discussion and analysis provides an overview of the Company’s compensation objectives and policies, the elements of compensation that we generally provide to our executive officers, and the material factors that were considered in making the decisions to pay the various elements of compensation for service to the Company in 2008. Following this discussion, we have provided a series of tables containing specific information about the compensation earned by and paid to the following individuals in 2008, whom we refer to as our Named Executive Officers:

•	Joseph L. Gorga, President and Chief Executive Officer;

•	Willis C. Moore, III, former Executive Vice-President and Chief Financial Officer;

•	Gary L. Smith, former Executive Vice-President and Chief Financial Officer;

•	Georg Saint-Denis, President – Automotive Safety (Europe/Asia);

•	Thomas E. McKenna, former President – Cone Denim; and

•	Kenneth T. Kunberger, President – ITG Apparel and Specialty Fabrics.

The Compensation Committee of the Board of Directors (the “Committee”) has the responsibility to formulate and approve the annual compensation for the Company’s executive officers. The Committee consists of Messrs. Bosworth, Ross, Jr., Wax, Storper, and Tessoni.

The Company’s compensation program for executive officers, including the Named Executive Officers, is designed to attract and retain key individuals who can further the strategic objectives of the Company. Additionally, the program is designed to motivate these key employees to achieve specified organizational goals and to reward them for superior performance. Individual compensation elements are designed to reward both short and long term performance with the goal of increasing stockholder value over the long term. The Company encourages equity ownership among its executives through, among other things, periodic stock-based incentive awards and related mandatory holding periods for certain of those equity award grants made to executive officers of the Company.

Background

In October, 2006, the Company completed the merger (the “Merger”) with ITG Holdings, Inc. (f/k/a International Textile Group, Inc., “Former ITG”). Prior to the completion of the Merger, all of the Named Executive Officers, other than Mr. Moore and Mr. Saint-Denis, were officers of Former ITG, and all compensation paid for services prior to such date for those individuals was paid by Former ITG. Beginning on October 20, 2006, all of the Named Executive Officers other than Mr. Moore and Mr. Saint-Denis began their service as officers of the Company, and all compensation paid for services on or after such date has been paid by the Company.

In April, 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings, LLC (“BST Holdings”) which owned the business and operations of BST Safety Textiles Holdings GmbH (“BST Safety Textiles”). Prior to the completion of the BST Acquisition, Mr. Saint-Denis was an officer of BST Safety Textiles, and all compensation for services prior to such date was paid by BST Holdings. Beginning in April, 2007, Mr. Saint-Denis began his service as an officer of the Company, and all compensation paid for services on or after such date has been paid by the Company.

Gary L. Smith resigned from his positions as Executive Vice-President and Chief Financial Officer and as a director of the Company effective as of May 31, 2008. Willis C. Moore, III joined the Company on May 19, 2008 as Executive Vice-President and Chief Financial Officer. For certain personal and health reasons, Mr. Moore resigned from the Company on April 9, 2009.

The Company announced on November 26, 2008 the combination of its apparel businesses into one business unit, the ITG Apparel and Specialty Fabrics group. Mr. Kunberger was named President of ITG Apparel and Specialty Fabrics effective January 1, 2009. In light of this combination and his potential role in the resulting organization, Mr. McKenna resigned from the Company effective February 28, 2009.

Overview of Compensation and Process

The elements of the Company’s executive compensation program are: base salary, an annual incentive opportunity, long term equity awards, retirement and other benefits, and perquisites. For the reasons described below, when taken together, the Committee believes these elements are appropriate, and are designed to attract and retain the necessary executive talent, reward annual performance, provide incentives for a balanced focus on the Company’s long-term strategic goals, and provide incentives to increase stockholder value. The Company enters into employment agreements with each of its Named Executive Officers which generally contain certain parameters for compensation. These parameters are generally negotiated between the parties and are consistent with the Committee’s overall philosophy. Within any parameters set out in an applicable employment agreement, the Committee determines the overall level of compensation for each Named Executive Officer based upon a number of factors it deems relevant, including corporate or business unit performance against established goals, the market environment in which the Company operates, the performance of general management responsibilities, and the required efforts necessary for the attainment of long-term strategic goals. Relevance for a particular Named Executive Officer may depend upon, among other things, that person’s title, level of responsibility within the Company, specific job responsibilities, historical performance or other factors deemed relevant. The Committee desires to set base salaries at the level necessary to attract and retain key management and professional staff, as described in more detail below, and to couple those base salaries with compelling incentive opportunities based on the achievement of short-term annual goals. The Committee also considers periodic equity incentive awards to provide long term incentives to increase the value of the Company for its stockholders. For executive officers, the combined potential for annual cash incentive awards and long-term equity incentive awards can, in some years, comprise a substantial portion of total annual compensation.

The Committee regularly reviews these compensation programs, and makes adjustments as appropriate to accomplish these objectives.

The Committee generally does not follow a precise formula for allocating between these key elements of compensation to its Named Executive Officers. Each element of compensation operates independently of the other and is designed to motivate towards, and reward, a different segment of results, thus the Committee does not believe it is appropriate that payment (or lack thereof) of one element generally should necessarily impact payment of any other elements.

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

The Committee has engaged the services of Mercer Human Resource Consulting LLC (“Mercer”) on an ongoing basis to advise the Committee on matters pertaining to the Company’s executive compensation program. Among other items, Mercer was engaged to review the participation levels and structure of the Company’s annual incentive compensation program, to provide guidance regarding the structures and participation levels within a long term incentive plan, and to assess the competitiveness of base salary levels of the Company’s executive officers.

Components of Compensation

Base Salary

The base salary is the fixed portion of an executive’s annual compensation and is intended to recognize fundamental market value for the skills and experience of the individual relative to the responsibilities of his position with the Company. Within the negotiated parameters established in each Named Executive Officer’s employment agreement, the Chief Executive Officer makes periodic recommendations to the Committee concerning base salaries and salary adjustments for executives (other than with respect to his own base salary), and the Committee reviews those recommendations and, in its sole discretion, approves or adjusts the recommendation as it deems appropriate. The Chief Executive Officer and the Committee in 2008 considered, and in the future may consider, factors such as individual performance, comparison with other executives with similar responsibilities either at the Company or at certain other companies, changes in job scope or responsibilities, and information related to total compensation at market comparable companies (in the form of third party salary surveys or similar instruments obtained from Mercer ) in determining base salary adjustments for executive officers. For these purposes, “market comparable companies” are generally considered to be companies of similar size, whether or not they are manufacturing companies, other manufacturers of non-durable goods generally, and other textile manufacturers. In addition, for certain executive positions, “market” may not be limited to companies within the Company’s industry or solely to manufacturing companies, as the skills necessary for these positions may not be considered industry or segment specific. The Committee, in its sole discretion, but within the parameters set out in the Chief Executive Officer’s employment agreement, is responsible for establishing the base salary level for the Chief Executive Officer. The Committee in 2008 considered, and in the future may consider, factors such as individual performance and market comparable company information such as third party salary surveys, among other factors, in establishing the base salary for the Chief Executive Officer. At its meeting on February 21, 2008, the Committee reviewed the base salary of the Chief Executive Officer. After considering the Company’s overall performance, the CEO’s individual performance to date, and recent salary history regarding the Chief Executive Officer, along with certain information provided by Mercer, which included information from Mercer’s current benchmark database relating to base salary compensation for chief executive officers at market comparable companies, the Committee determined to increase the base salary of the Chief Executive Officer to an annual level of $660,000.00 effective January 1, 2008. No change was made to the annual incentive award target, which is expressed as a percentage of base salary, because such target is still considered to be in line with the previous study and market comparable data. At its meeting on November 19, 2008, the Committee reviewed the salary of Mr. Kunberger as a result of his assumption of additional responsibilities for the Apparel and Specialty Fabrics group. After consideration of his then current salary level and his increased scope of responsibility, the Committee determined to increase Mr. Kunberger’s base salary to $400,000.00 effective January 1, 2009.

At its meeting on November 19, 2008, the Committee again formally reviewed the salaries of executive officers, and certain other senior manager salaries, in light of recent overall Company performance and the economic conditions in both the general economy and the markets served by the Company. In light of the then-current and expected general economic conditions, and the potential adverse impact on Company performance, the Committee considered and approved a Company proposal made by the CEO in which Executive Officers and certain other senior managers of the Company would voluntarily accept a temporary reduction in base salaries. This reduction affected all active Named Executive Officers and twenty-five other executive officers and senior managers. The reduction became effective January 1, 2009. For Mr. Gorga, the reduction to base salary amounted to 12.5% on an annual basis and for other Named Executive Officers, the reduction amounted to 5.0% on an annual basis, which amounts were deemed appropriate in light of other compensation-related decisions being made in 2008. The Committee agreed to review this temporary reduction at the end of the second quarter of 2009 to determine if the reduction should be removed or continued.

Annual Incentive Compensation

Unlike base salary, which is fixed, annual incentive compensation is intended to vary as a direct reflection of Company and individual performance over the previous twelve-month period. The Company’s Management Incentive Plan (the “MIP”) is designed to reward executive officers and other top managers in the form of cash bonuses for the achievement of annual financial and other operating goals. The Committee, with input from the Chief Executive Officer, annually establishes certain performance objectives, operating goals and payout levels under the MIP for the Company’s executive officers. The Committee is exclusively responsible for establishing the performance objectives and payout levels for the Chief Executive Officer. For 2008, the goals established under the MIP were based on 2008 earnings before interest, taxes, depreciation, amortization, and restructuring charges (“EBITDAR”) both at the operating unit or division level and for the Company as a whole. For certain internal reporting purposes, management uses EBITDAR as the relevant financial metric because it excludes certain non-cash and restructuring charges that management believes are not as relevant to the long-term operating performance of the Company for current assessments. As a result, the Committee determined that EBITDAR was an appropriate measurement on which to condition payouts, and set payout levels, under the MIP. Goals also included key management objectives which varied by business unit and individual. These key management objectives related to, among other things, the Company’s international initiatives, domestic restructuring, compliance, and integration related activities, and applied to certain named executive officers to varying extents depending upon such individual’s involvement in meeting such objectives, as recommended by the CEO and approved by the Committee. “Threshold,” “Target” and “Excellence” levels of performance, based on EBITDAR, were established for each operating unit in the Company. For 2008, the overall Company EBITDAR target performance level was established at $90.0 million; threshold and Excellence performance levels were established at $73.0 million and $108.0 million, respectively. EBITDAR performance goals for the Company’s operating units were established at the following levels (all figures in millions):

Unit	Threshold	Target	Excellence
Automotive Safety	$40.822	$51.027	$61.232
Narrow Fabrics	$1.911	$2.389	$2.867
Cone Denim	$26.099	$32.624	$39.149
Burlington WorldWide	$13.858	$17.323	$20.788
Interior Furnishings	$1.874	$2.343	$2.812
Carlisle Finishing	$1.054	$1.317	$1.580

Payout opportunity for each level of performance was established by the Committee and expressed as a percentage of each named executive officer’s 2008 base salary. Performance goals were determined by the Committee to be appropriate after taking into account, among other things, recent historical and expected short-and longer-term expected Company performance in light of overall economic conditions. For the Chief Executive Officer, the “Threshold” incentive opportunity was established at 37.5% of his base salary, the “Target” incentive opportunity was established at 75% of his base salary, and the “Excellence” incentive opportunity was established at 150% of his base salary. For the Chief Financial Officer, the “Threshold” incentive opportunity was established at 30% of his base salary, the “Target” incentive opportunity was established at 60% of his base salary, and the “Excellence” incentive opportunity was established at 120% of his base salary. For the other Named Executive Officers, the “Threshold” incentive opportunity was established at 25% of base salary, the “Target” incentive opportunity was established at 50% of base salary, and the “Excellence” incentive opportunity was established at 100% of base salary. Payout levels were determined to increase proportionately for results between Threshold and Target and between Target and Excellent levels. For the Chief Executive Officer and Chief Financial Officer, 75% of target incentive opportunity was based on total Company EBITDAR and 25% on key management objectives. For other Named Executive Officers, 15% of target incentive opportunity was based on total Company EBITDAR, 70% on business unit EBITDAR, and 15% on key management objectives. The Committee determined that these levels of emphasis on each component balanced the focus on overall Company performance and attainment of other objectives with the goal of operating unit EBITDAR performance. Pursuant to the MIP, at the completion of each fiscal year, the Committee reviews the Company’s actual results in comparison to established performance objectives and operating goals and determines the appropriate level of the Company’s incentive awards to be paid in light of all relevant factors.

After reviewing overall Company and business units results in 2008, it was determined that the Company did not reach any “Threshold” level of EBITDAR performance under the MIP. As a result, the Committee determined that no incentive payments were earned or would be paid under the MIP to any participant, including any of the Named Executive Officers. Further, the Committee determined that no payments would be made to participants, including the Named Executive Officers, for the key objectives component of the Plan due to the fact that the Company did not to meet the “Threshold” level of EBITDAR performance.

In connection with the review, and in light of general economic and business conditions, and the resulting forecasted Company performance, the Committee has not yet determined to adopt an annual incentive plan, or set any specific incentive targets, for 2009. The Committee retains the discretion to do so at a later date.

Equity Incentive Awards

Long-term equity incentive awards, which have been made historically from time to time in the form of grants of options exercisable for Company common stock or awards of restricted shares of Company common stock, are granted with the intent to provide executives with a stake in the Company and reward performance over a multi-year period with clear links to long-term stockholder value. The Committee believes that awards with a substantial risk of forfeiture in the shorter-term help to focus the executive officers on long-term value, and also provide retention benefits. The realized compensation from these incentives will vary as a reflection of stock price over time. Historically, the Committee has considered general information concerning marketplace trends in deciding whether, when and the level at which to grant long term incentive awards, but there is no established formula, policy or timeframe for the granting of individual awards to executive officers. Instead, the Committee has chosen to make periodic award grants based on the level of job responsibility of the proposed recipient, the potential for the recipient’s performance to assist in the attainment of long-term goals, and the perceived importance of retaining the recipient’s services.

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

In 2007, the Committee worked with Mercer to consider various design alternatives of long-term incentive plans, and to evaluate market competitive participation levels. In 2008, the Board of Directors and the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan (the “2008 Equity Plan”). The 2008 Plan provides the Committee with the discretion and ability to grant various types of equity-based awards including, but not limited to, stock options, stock appreciation rights, shares of restricted stock and performance shares, among others.

After considering factors such as recent and expected near and mid-term Company performance, the then-current and forecasted general economic environment and its expected impact on the Company, and recent actions by similar companies, the Committee determined not to make specific grants under the 2008 Equity Plan during 2008 to any of the Named Executive Officers or other employees.

Perquisites

The Company provides current Named Executive Officers and certain other executive officers with perquisites that the Company and the Committee believe are reasonable and consistent with its overall compensation objectives. The Committee periodically reviews the type and amount of perquisites provided or made available to executive officers. The Committee believes that such perquisites should be competitive in value, type and amounts as compared to the industry and similar manufacturing companies. In this light, the Company does not provide supplemental pension arrangements or post-retirement health coverage to executives.

Perquisites provided in 2008 included car allowances or a company car, supplemental long-term disability coverage, accident insurance, and supplemental life insurance benefits.

Post-Employment Compensation

As described above, the Company does not provide supplemental pension arrangements or post-retirement health coverage for executive officers or any other employees. However, the Named Executive Officers, and all other U.S. employees, are eligible to participate in the Company’s tax-qualified Section 401(k) defined contribution plan. Under this plan, the Company has provided a matching contribution of 100% of the first 3% of the participant’s eligible compensation which is contributed to this plan, and 50% of the next 2% of the participant’s eligible contributed compensation up to the federal limits on earnings and contributions. All Named Executive Officers other than Mr. Saint-Denis (who is based in Germany and thus not eligible to participate) participated in this 401(k) plan during 2008 and received matching contributions in accordance with this matching formula. At its meeting on November 19, 2008, the Committee reviewed the structure of the Company’s 401(k) plan in light of recent and expected near and mid-term Company performance, the current and forecasted general economic environment and its expected impact on the Company, and recent actions by similar companies. As a result of its review, the Committee elected to temporarily suspend the Company’s matching of employee contributions under the 401(k) plan effective January 1, 2009 for all non-collectively bargained eligible participants, including eligible Named Executive Officers. Such actions did not impact the ability of employees to make their contributions to such plan, nor did it impact the tax effects of such contributions. The Committee agreed to review this suspension at a later date to determine whether and when the Company match would be reinstated. The Committee determined no specific date for such a review, but determined that such a review would be made as circumstances and business conditions warrant.

As described above, while the Company generally enters into employment agreements with its Named Executive Officers, in order to limit and clarify any ongoing rights and obligations, the Committee believes it may be in the Company’s interests to, and the Company may, seek to enter into subsequent agreements in connection with any such officers’ termination of employment and resignation from all positions with the Company. In connection therewith, the Company entered into such agreements with each of Messrs. Smith and Moore at the time of their respective separation from employment with the Company. As a part of such agreements, the Company made the payments to Mr. Smith as described in more detail in the Summary Compensation Table below. In connection with Mr. Moore’s agreement, no material payments were made, and Mr. Moore agreed to waive the requirement set out in his employment agreement that the Company provide to him a grant under the 2008 Equity Incentive Plan.

Nonqualified Deferred Compensation

The Company does not provide an active, ongoing nonqualified deferred compensation plan for the benefit of its executives or any other employees. The Company maintains a legacy deferred compensation, or “KEYSOP” plan. This KEYSOP plan no longer allows deferrals, and there is one remaining participant under this KEYSOP plan, who is not an executive officer of the Company.

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

In connection with this review in 2008, the Committee determined that it was in the Company’s interests to pay the income tax consequences that otherwise would be required of the Named Executive Officers in connection with the grant of equity incentive awards when the vesting and restriction requirements had lapsed as a result of the Company’s imposition of its continued holding period requirement. The amounts paid are set out in the notes to the “Summary Compensation Table” below. The Committee maintains the discretion to review and consider this matter in the future as it deems it appropriate.

Employment Agreements, Termination of Employment Arrangements and Change of Control Payments

The Company enters into employment agreements with each of its Named Executive Officers. While the Company enters into employment agreements with all of its Named Executive Officers, such agreements are generally terminated if and when any such officer leaves the employ of the Company. These agreements contain terms which the Committee believes are consistent with the overall compensation objectives of the Company and are necessary to attract and retain superior executive talent willing to focus on the long-term success of the Company. In connection with the adjustment to his base salary made in February 2008, Mr. Gorga’s employment agreement was extended to a term of four years. The employment agreement with Mr. Kunberger has a term of two years. Each agreement has an automatic one year renewal unless either the applicable executive or the Company gives the other party three months’ notice of non-renewal. In the case of Mr. Saint-Denis, his agreement became effective April 1, 2007 and has a term of four years from that effective date. His agreement has an automatic one year renewal which takes effect beginning with the third anniversary of the agreement. The Committee believes that these agreements are necessary to attract and retain superior executive talent willing to focus on the long-term success of the Company.

The agreements with Messrs. Gorga and Kunberger provide that the parties will be eligible to receive severance payments in the event of a termination without “cause” (as defined in each employment agreement) or resignation for “good reason” (as defined in each employment agreement). In the event of a termination without cause or resignation with good reason, Mr. Gorga would be entitled to payments equal to four times his base salary plus four times the average of his previous three years’ annual bonus. Mr. Kunberger would be entitled to payments equal to two times the average of his base salary plus two times his previous three years’ annual bonus. Further, if the Company chooses not to renew his agreement, Mr. Gorga would be entitled to payments equal to three times his base salary plus three times the average of his previous three years’ annual bonus. In such event, Mr. Kunberger would be entitled to payments equal to one year’s base salary plus the average of his previous three years’ annual bonus In the cases of both Mr. Gorga and Mr. Kunberger, payments would be made in such installments as applied for all other salaried employees of the Company. The executive’s medical and dental coverage would also continue during the severance period.

The agreement for Mr. Saint-Denis provides that the Company would have a continued obligation to pay his then-current annual salary through the end of the term of his agreement in the event of a termination of employment for reasons other than his voluntary resignation, “cause” (as defined in the agreement), disability, or death. In any such event, the Company would not have an obligation to continue variable compensation, but would have an obligation to continue supplemental medical benefits, accident insurance, and direct insurance for the balance of the term of the agreement.

These severance payments would be due to the executives as outlined above in the event of termination without cause or a resignation for good reason whether or not in connection with a change of control, as defined in each employment agreement, of the Company. In addition to the severance payments noted above, all unvested equity awards for the applicable Named Executive Officer would become fully vested and the holding requirement would cease to apply in the event of a change of control of the Company.

Summary Compensation Table

The following table sets forth information regarding the compensation of the Named Executive Officers, consisting of our principal executive officer, individuals who served as our principal financial officer during 2008, and other three most highly compensated officers who were serving as executive officers as of December 31, 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compensation ($) (3)	Total ($)

Joseph L. Gorga	2008	$660,000	$0	$5,343	$106,649	$0	$0	$36,420	$808,412
President and Chief	2007	$600,000	$0	$103,298	$106,649	$150,000	$0	$106,349	$1,066,296
Executive Officer	2006	$600,000	$0	$177,918	$21,034	$0	$0	$164,233	$963,185

Willis C. Moore, III(4)	2008	$245,455	$200,000(5)	$0	$0	$0	$0	$117,780	$563,235
Former Executive Vice President
and Chief Financial Officer

Gary L. Smith(4)	2008	$166,667	$0	$6,997	$61,123	$0	$0	$378,105	$612,892
Former Executive Vice President	2007	$400,000	$0	$36,894	$35,548	$0	$0	$55,970	$528,412
and Chief Financial Officer	2006	$400,000	$0	$63,541	$7,011	$65,000	$0	$76,656	$612,209

Thomas E. McKenna(4)	2008	$360,000	$0	$1,145	$24,884	$0	$0	$28,428	$414,457
Former President, Cone Denim	2007	$300,000	$0	$22,133	$24,884	$100,000	$0	$39,946	$486,963
	2006	$300,000	$0	$38,124	$4,908	$30,000	$0	$52,410	$425,442

Kenneth T. Kunberger	2008	$330,000	$0	$1,145	$24,884	$0	$7,163	$28,396	$391,588
President, ITG Apparel	2007	$320,000	$0	$22,133	$24,884	$150,000	$3,842	$43,114	$563,973
and Specialty Fabrics	2006	$300,000	$0	$38,124	$4,908	$40,000	-$1,166	$55,521	$437,387

Georg Saint-Denis	2008	$324,240	$0	$0	$0	$0	$0	$42,381	$366,621
President, Automotive Safety Europe and Asia	2007	$338,767	$0	$0	$0	$100,000	$0	$124,764	$563,531
	2006	$291,282	$0	$0	$0	$195,912	$0	$15,060	$502,255

Notes:

1.	Represents the value per share ($0.30) of restricted stock which vested in 2008 in accordance with FASB Statement No. 123(R), Share Based Payment for all persons other than Mr. Smith. For Mr. Smith, represents the value per share ($0.55) of shares vested as of May 31, 2008, the date of his resignation from all positions with the Company.
2.	Calculated utilizing the relevant provisions of FASB Statement 123(R), Share Based Payment. See Note 14 to the notes to consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008 for the relevant assumptions used in determining the value of option awards.
3.	Represents payments made in 2008 by the Company to reimburse such individuals for income taxes due as a result of the vesting of certain restricted stock grants in 2008. For Messrs. Gorga, Moore, Smith, McKenna, and Kunberger 2008 amounts also include Company matching contributions to the Company’s 401(k) savings plan, car allowances, premiums for supplemental long-term disability coverage, and premiums for supplemental life insurance benefits. For Mr. Moore, also includes $104,834 in payments attributable to relocation expenses. For Mr. Smith, 2008 amount also includes $311,353 in severance payments, $23,077 for vacation not taken and certain payments for legal fees and reimbursement for income taxes due, all paid in accordance with his separation agreement. For Mr. Saint-Denis, 2008 amount includes payment for vacation time not taken in the amount of $23,712 and the value of a Company-provided car, as well as premiums for supplemental medical insurance, accident insurance and direct insurance (pension).
4.	As described above, each of Messrs. Moore, Smith and McKenna resigned from all of their respective positions with the Company effective as of April 9, 2009, May 31, 2008 and February 28, 2009, respectively.
5.	One-time bonus paid in connection with his hiring by the Company.

Grants of Plan Based Awards

As described in more detail above, the Committee determined not to award any plan-based equity incentive awards to any employees, including Named Executive Officers, during 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to all unexercised stock options and unvested restricted stock grants previously awarded to the Named Executive Officers, as of December 31, 2008, the Company’s fiscal year-end.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (2)	Market Value of Shares or Units of Stock that Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)

Joseph L. Gorga	85,650	15,114	0	$10.10	9/26/2015	17,809	$890	0	$0

Willis C. Moore, III	0	0	0	$0	0	0	$0	0	$0

Gary L. Smith	0	0	0	$0	0	0	$0	0	$0

Thomas E. McKenna	19,984	3,526	0	$10.10	9/26/2015	3,817	$191	0	$0

Kenneth T. Kunberger	19,984	3,526	0	$10.10	9/26/2015	3,817	$191	0	$0

Georg Saint-Denis	0	0	0	$0	0	0	$0	0	$0

Notes:

1.	Options vest on September 30, 2009.
2.	The restrictions on these shares lapse on September 30, 2009.
3.	Value is determined by multiplying the closing price of the Company’s common stock on the Pink OTC Markets Inc. electronic quotation system on December 31, 2008 ($0.05) by the applicable number of shares.

Option Exercises and Stock Vested

The following table includes certain information with respect to options exercised and the number of shares of the Company’s common stock acquired upon the lapse of certain restrictions by the Named Executive Officers during the fiscal year ended December 31, 2008.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Joseph L. Gorga	0	$0	17,810	$5,343

Willis C. Moore, III	0	$0	0	$0

Gary L. Smith	0	$0	12,721	$6,997

Thomas E. McKenna	0	$0	3,816	$1,145

Kenneth T. Kunberger	0	$0	3,816	$1,145

Georg Saint-Denis	0	$0	0	$0

Notes:

1.	Except for the shares held by Mr. Smith, which were valued at $0.55 per share on the date of his resignation from all positions with the Company, the underlying value of vested shares on the vesting date was $0.30 per share, in all cases based upon the closing price of the Company’s common stock on the Pink OTC Markets Inc. electronic quotation system on such day.

Pension Benefits

As described above, the Company does not maintain any active, ongoing nonqualified deferred compensation plan. The Company maintains a legacy deferred compensation plan, the Retirement System of Burlington Industries LLC and Affiliated Companies (the “Plan”). The Plan is a defined benefit pension plan covering certain employees of International Textile Group, Inc. and affiliated companies. The Plan was amended effective October 1, 2003 to suspend employee contributions, and to prevent participation from new members, effectively “freezing” the Plan. The Plan provides an annual benefit payable to an eligible member at age 65 equal to the greater of (a) the sum of (i) the number of years of the member’s continuous participation prior to October 1, 1984, multiplied by the sum of 0.75% of the first $12,000 of such pension’s annual salary at September 30, 1984, plus 1.5% of the excess over $12,000, and (ii) one-half of the member’s contributions after September 30, 1984, (b) one-half of the member’s total contributions or (c) an amount determined under applicable Federal law requiring a minimum return on a participant’s personal contributions. This benefit represents a life annuity with a guaranteed minimum return on personal contributions and may, at the participant’s election, be paid as a lump sum.

Pension Benefits
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)

Joseph L. Gorga	N/A	N/A	N/A	N/A

Willis C. Moore, III	N/A	N/A	N/A	N/A

Gary L. Smith	N/A	N/A	N/A	N/A

Thomas E. McKenna	N/A	N/A	N/A	N/A

Kenneth T. Kunberger	The Retirement System of Burlington Industries LLC and Affiliated Companies	10	$50,078	$0

Georg Saint-Denis	N/A	N/A	N/A	N/A

Notes:

1.	The present value calculation is based on the accounting cost assumptions used for the Company’s year-end disclosure statement under FASB Statement No. 158 for 2008.

Potential Payments Upon Termination or a Change of Control

Had a change of control occurred in 2008 and had their employment been terminated on December 31, 2008, each of the Named Executive Officers who were serving as executive officers at December 31, 2008 would have been eligible to receive the amounts set forth in the table below.

Potential Payments Upon Termination or a Change of Control
Name	Cash Severance (1)	Health and Welfare Continuation ($) (2)	Value of Equity Incentive Awards ($) (3)	Total ($)

Joseph L. Gorga	$3,236,401	$59,417	$890	$3,296,709

Willis C. Moore, III	$1,800,000	$29,882	$0	$1,829,882

Thomas E. McKenna	$806,667	$29,709	$191	$836,566

Kenneth T. Kunberger	$786,667	$29,709	$191	$816,566

Georg Saint-Denis	$729,540	$16,921	$0	$746,461

Notes:

1.	Cash amounts payable in accordance with contractual obligations, as described above for Messrs. Gorga, Kunberger and Saint-Denis. In determining the cash severance amount payable to Mr. Gorga, the calculation also assumes that a payment of $297,301 made to Mr. Gorga in 2006 based on the Company’s 2005 financial results and pursuant to the Company’s annual incentive plan as then in effect was allocable to 2006. Pursuant to Mr. Moore’s agreement as then in effect, he would have been entitled to payments equal to three times his base salary and three times the average of his previous three years’ annual bonus payment. Pursuant to Mr. McKenna’s agreement as then in effect, he would have been entitled to payments equal to two times his base salary and two times the average of his previous three years’ annual bonus payment for the years 2006, 2007 and 2008.
2.	Value of continuation of health and welfare benefits for contractually obligated periods. Consists of medical and dental coverage for 4 years (in the case of Mr. Gorga), 3 years (in the case of Mr. Moore under the terms of his agreement as then in effect) or 2 years (in the case of each of Messrs. McKenna (under the terms of his agreement as then in effect) and Kunberger) based on 2009 COBRA rates (less a 2% administrative fee). For Mr. Saint-Denis, consists of premiums for direct insurance (pension), accident insurance, and supplemental medical insurance.
3.	Reflects the value receivable as a result of the accelerated vesting of unvested equity incentive awards at December 31, 2008, based on the closing price of $0.05 per share of the Company’s common stock on the Pink OTC Markets Inc. electronic quotation system on such date. The number of unvested equity incentive awards for each participating Named Executive Officer at December 31, 2008 was as follows: Mr. Gorga, awards representing 17,809 shares; Messrs. McKenna and Kunberger, awards representing 3,817 shares each.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain certain qualified candidates to serve on its Board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties as directors as well as the expertise and knowledge required. Compensation levels are reviewed periodically by the Board of Directors and adjusted as deemed appropriate. Executive officers who serve as directors of the Company are not entitled to additional compensation for such services. In 2007, the Company engaged the services of Mercer to review its director compensation program to determine its competitiveness relative to other public companies. Mercer conducted a study on behalf of the Company and provided both survey information and recommendations for consideration. As a result of this study and the recommendations from Mercer, each non-employee director not affiliated with WLR now receives an annual retainer of $40,000 for services as a director. In addition to this retainer, each of those directors receives $1,500 per day for all committee meetings attended in person, and $750 per day for all meetings attended by telephone or video conference. Further, the Chair of the Audit Committee receives an annual retainer of $10,000 and the Chair of the Compensation Committee receives an annual retainer of $5,000. All fees are paid on a quarterly basis. The Company also reimburses non-employee directors for expenses incurred in attending board and committee meetings. The Board of Directors has deemed it appropriate that only non-employee directors who are not affiliated with WLR should receive compensation for service as a member of the Board.

In addition, from time to time, certain of the Company’s directors may be entitled to certain additional compensation for providing services to the Company other than in the ordinary course of their service as a director.

The Committee chose not to make any equity-based awards under the 2008 Plan in 2008. The amounts set out in the table below include all amounts paid to members of the Company’s Board of Directors in 2008 for their service as a board member of the Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Stephen W. Bosworth	$60,224	$35,548	$95,772
Michael J. Gibbons	$0	$0	$0
Joseph L. Gorga	$0	$0	$0
Wilbur L. Ross, Jr.	$0	$0	$0
Gary L. Smith(2)	$0	$0	$0
David H. Storper	$0	$0	$0
Daniel D. Tessoni	$80,750	$0	$80,750
David L. Wax	$0	$0	$0
Pamela K. Wilson	$0	$0	$0

Notes:

1.	Calculated in accordance with the relevant provisions of FASB Statement No. 123(R), Share Based Payment. See Note 14 in the notes to consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008 for the relevant assumptions used to determine the value of option awards.
2.	As a part of his resignation from all positions with the Company effective May 31, 2008, Mr. Smith also resigned from the Board on such date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2008, Messrs. Ross, Jr., Bosworth, Storper, Wax, and Tessoni, none of whom are or were previously officers or employees of the Company, were members of the Compensation Committee of the Company’s Board of Directors. None of the Compensation Committee members serve as members of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

WLR provides advisory services to us (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR charges a quarterly management fee of $500,000 and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). At December 31, 2008, $1.0 million was payable related to management fees. Wilbur L. Ross, Jr. (chairman), Michael J. Gibbons, David H. Storper, David L. Wax and Pamela K. Wilson, each members of our board of directors, are the chairman and chief executive officer, chief financial officer, senior managing director, managing director and senior vice president, respectively, of WLR.

In September 2007, the Company entered into a marketing and service arrangement (the “Arrangement”) with OCM India Limited (“OCM”). OCM was acquired in February 2007 by certain affiliates of WLR. Under the Arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee of $150,000 per quarter beginning on January 1, 2008. In 2008, the Company purchased wool fabric from OCM in the amount of $2.2 million with related accounts payable due at December 31, 2008 of $0.5 million. Also in 2008, the Company sold wool fabric to OCM in the amount of $0.7 million, and had accounts receivable as of December 31, 2008 from OCM in the amount of $0.2 million.

On December 3, 2007, in connection with the modification of certain terms and conditions of a credit facility entered into by BST Holdings, the Company borrowed $25.0 million in aggregate principal amount from three investment funds affiliated with Mr. Ross. These borrowings are evidenced by certain unsecured subordinated promissory notes (the “2007 Notes”). On December 29, 2008, the Company borrowed an additional $30.0 million in aggregate principal amount from these three investment funds. The borrowings in 2008 are evidenced by unsecured subordinated promissory notes (the “2008 Notes”) issued to each of WLR IV Parallel ESC, L.P. (“ESC”), WLR Recovery Fund III L.P. and WLR Recovery Fund IV, L.P. (“Fund IV”) in the aggregate principal amounts of $165,000, $5,005,000 and $49,830,000, respectively. The 2007 and 2008 Notes each bear interest at a rate of 18.0% per annum. WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Mr. Ross is the managing member of Associates III. WLR Recovery Associates IV LLC (“Associates IV”) is the general partner of Fund IV. Mr. Ross is the managing member of Associates IV and an executive officer of the managing member of ESC. The largest aggregate principal amount outstanding under the 2007 Notes and the 2008 Notes during the period disclosed was $60.3 million. The Company has not repaid any principal on any of the Notes, and all interest on the 2007 Notes and 2008 Notes to date has been accrued or converted to additional principal amounts. At December 31, 2008, $60.3 million was outstanding, including interest that has been accrued or converted to principal.

If availability The Company, Fund III, Fund IV and/or average adjusted availability (each as defined in the Company’s bank credit agreement with General Electric Capital Corporation and certain other signatories thereto , the agent under the Company’s bank credit agreement (as amended, the “Bank Credit Agreement”)) were”), have entered into a support agreement pursuant to fall below certain predefined levels, certain funds affiliated with Wilbur L. Ross, Jr. could be requested by the lenders under the Bank Credit Agreement which Fund III and Fund IV have committed to make provide additional capital to the Company in an amount not to exceed $15.0 million upon the occurrence of certain events relating to availability or average adjusted availability (each as defined in the Bank Credit Agreement). Such capital is permitted to be in the form of either a cash capital contribution or a subordinated loan to the Company in specified amounts not to exceed $15.0 million.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of shares of ITG common stock and Series A convertible preferred stock (the “Series A Preferred Stock”) as of March 31, 2009 (except as set forth below) by (1) each person (including any group deemed a “person” under Section 13(d)(3) of the Exchange Act) known to ITG to beneficially own more than 5% of ITG’s common stock, (2) each of ITG’s Named Executive Officers, (3) ITG’s directors and (4) all directors and current executive officers of ITG as a group. Information relating to beneficial ownership is based upon “beneficial ownership” concepts set forth in rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in other notes to this table, directors and executive officers possessed sole voting and investment power with respect to all shares referred to in the table. Shares not outstanding which are subject to options exercisable within 60 days by persons in the group or a named individual are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by the group or such individual.

This table is based, in part, upon information supplied to ITG by its officers, directors and principal stockholders, and Schedules 13D and 13G filed with the SEC, as applicable.

Name, and Address of Beneficial Owners Over 5%	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Preferred Stock (1) Beneficially Owned	Percent of Common Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned	Percent of Total Voting Power Beneficially Owned
Wilbur L. Ross, Jr. and Affiliated Entities (2) c/o WL Ross & Co. LLC 600 Lexington Avenue, 19th Floor New York, New York 10022	14,334,155	9,238,475	82.1%	98%	87.7%
Joseph L. Gorga (3)	210,318	—	1.2	—	*
Willis C. Moore III	—	—	—	—	—
Gary L. Smith (4)	84,471	—	*	—	*
Georg Saint-Denis	—	92,690	—	*	*
Thomas E. McKenna (5)	54,040	—	*	—	*
Kenneth T. Kunberger (6)	46,697	—	*	—	*
Stephen W. Bosworth (7)	28,549	—	*	—	*
Michael J. Gibbons (8)	—	—	—	—	—
David H. Storper (8)	—	—	—	—	—
Daniel D. Tessoni	—	—	—	—	—
David L. Wax (8)	—	—	—	—	—
Pamela K. Wilson (8)	—	—	—	—	—
All directors and current executive officers as a group (18) persons) (9)	14,731,279	9,423,855	82.5%	100%	89.8%

NOTES:

*	Represents less than 1% of the outstanding class of stock.
(1)	Shares of Series A Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock is entitled to one vote per share on all such matters.

(2)	WLR Recovery Fund II, L.P. (“Fund II”) directly owns 268,244 shares of common stock, Fund III directly owns 4,356,639 shares of common stock and International Textile Holdings, Inc. (“Holdings”) directly owns 9,709,272 shares of common stock of the Company. Fund II is the majority stockholder of Holdings, WLR Recovery Associates II LLC (“Associates II”) is the general partner of Fund II and Associates III is the general partner of Fund III. Wilbur L. Ross, Jr. is the managing member of each of Associates II and Associates III. Accordingly, Associates II, Associates III and Mr. Ross may be deemed to share voting and dispositive power over the shares of common stock owned by Fund II, Fund III and Holdings. Fund II directly owns 3,182,319.89 shares of Series A Preferred Stock, Fund III directly owns 4,027,199.57 shares of Series A Preferred Stock, and WLR/GS Master Co-Investment, L.P. (“Co-Investment L.P.”) directly owns 2,028,956.47 shares of Series A Preferred Stock. In addition to being the managing member of Associates II and Associates III, Mr. Ross has certain voting and dispositive power with respect to securities owned by Co-Investment L.P. As a result, Mr. Ross may be deemed to beneficially own such shares of Series A Preferred Stock. To the extent Mr. Ross is deemed to beneficially own any of the foregoing shares, he disclaims such ownership.
(3)	Consists of 124,668 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 85,650 shares of ITG common stock.
(4)	As of May 31, 2008, the day of Mr. Smith’s resignation from all positions with the Company. Consists of 50,884 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 33,587 shares of ITG common stock.
(5)	As of February 28, 2009, the day of Mr. McKenna’s resignation from the Company. Consists of 30,530 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 23,510 shares of ITG common stock.
(6)	Consists of 26,713 vested shares of ITG restricted common stock and currently exercisable options to purchase up to 19,984 shares of ITG common stock.
(7)	Consists of currently exercisable options to purchase up to 28,549 shares of ITG common stock.
(8)	Excludes shares beneficially owned by entities affiliated with Wilbur L. Ross, Jr. Mr. Ross is the chairman and chief executive officer of WLR, which provides certain management and/or consulting services to the entities described in note (2) above. Mr. Wax is a Managing Director of WLR. Ms. Wilson is a Senior Vice President of WLR. Mr. Storper is a Senior Managing Director of WLR. Mr. Gibbons is the Chief Financial Officer of WLR. Each of Mr. Wax, Ms. Wilson, Mr. Storper, and Mr. Gibbons disclaims beneficial ownership of all shares held by affiliates of Mr. Ross.
(9)	See notes (1)-(3) and (6)-(8). Excludes shares owned by Messrs. Moore, Smith and McKenna, who are not currently executive officers of the Company.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Right(s)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	489,574	$10.10	4,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	489,574	$10.10	4,000,000

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

The Company’s independent registered public accounting firm for the Company’s 2008 fiscal year was Grant Thornton LLP (“Grant Thornton”), which was engaged on October 10, 2008. The Company’s independent registered public accounting firm for the Company’s 2007 fiscal year until the appointment of Grant Thornton was KPMG LLP. The following table provides information on the fees billed to the Company by Grant Thornton LLP for its services to the Company during the Company’s fiscal year ended December 31, 2008. Prior to the engagement of Grant Thornton on October 10, 2008, the Company had not paid any such fees to it for the provision of any services.

Year Ended December 31, 2008
Audit Fees	$1,556,000
Audit-Related Fees	—
Tax Fees	151,000
All Other Fees	30,000

Total Fees	$1,737,000

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

•

“tax fees” are fees billed by the independent registered public accounting firm for professional services for tax compliance, tax advice and tax planning including assistance in preparation of domestic and foreign tax returns of the Company; and

•

“all other fees” are fees billed by the independent registered public accounting firm to the Company for any services not included in the categories above, and consisted of fees related to agreed upon procedures at a Mexican subsidiary in 2008 and acquisition due diligence in 2007.

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

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Vice President and Chief Accounting Officer

Date:	April 29, 2009

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Charter of the Audit Committee of the Board Of Directors

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002