Form 10-Q
period 2009-03-31
INTERNATIONAL TEXTILE GROUP INC
filed 2009-05-20
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 11, 2009 was 17,468,327.

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

Forward-looking statements are inherently predictive and speculative, are not a guarantee of performance and no assurance can be given that any of such statements will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, expected timing of completion of, and production at, various international greenfield initiatives, expected synergies, expected national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

In addition to changes to the underlying assumptions, important factors that could cause our actual results to differ materially from those made or implied by any forward-looking statements include, without limitation:

•	our current financial condition, which is placing us under stress, and which could require the evaluation of strategic alternatives;

•	noncompliance with any covenants in our financing agreements, or our inability to obtain any requisite waivers thereof;

•	the Company’s inability to repay or refinance its substantial debt as it becomes due in the next twelve months;

•	current economic conditions and the uncertain economic outlook;

•	continued disruptions in the financial markets;

•	successful execution of the Company’s strategy, which is dependent upon, among other things, the Company obtaining financing at times, and on terms, deemed acceptable by it;

•	the highly competitive and rapidly evolving market in which we operate;

•	cost pressures resulting in further integration or industry consolidation;

•	demand for the Company’s products;

•	downturns in the automotive industry, as well as production stoppages;

•	new suppliers in the North American automotive safety products market;

•	fluctuations in the cost and availability of materials as well as natural and other resources;

•	our automotive safety segment’s dependence on a small number of major synthetic yarn suppliers;

•	our dependence on the success of, and our relationships with, our largest customers;

•	risks attendant to significant international operations;

•	our international greenfield initiatives not producing the expected benefits;

•	changing international trade regulations and future quantitative limits, duties or tariffs;

•	future government regulation;

•	changes in U.S. Government policies that are unfavorable to domestic manufacturers;

•	our inability to protect our proprietary information and prevent third parties from making unauthorized use of our products and technology;

•	the funding requirements of our assumed defined benefit pension plan;

•	low investment performance by our pension plan assets that may require the Company to increase our pension liability and expense;

•	changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions; and

•	further impairment charges with respect to the carrying value of the Company’s goodwill and property, plant and equipment initiated by adverse industry or market developments.

Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Forward-looking statements include, but are not limited to, those described under Item 1A entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in other filings made from time to time with the SEC by the Company. You are encouraged to carefully review those risk factors for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate.

Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,344	$26,464
Accounts receivable, net	109,422	100,014
Sundry notes and receivables	9,606	9,790
Inventories	134,035	159,988
Deferred income taxes	707	531
Prepaid expenses	4,447	4,559
Other current assets	4,852	5,015

Total current assets	296,413	306,361
Investments in and advances to unconsolidated affiliates	67	925
Property, plant and equipment, net	408,233	423,362
Intangibles and deferred charges, net	6,882	9,302
Goodwill	2,740	17,827
Deferred income taxes	942	1,249
Other assets	1,906	2,225

Total assets	$717,183	$761,251

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of bank debt and other long-term obligations	$287,472	$260,346
Senior subordinated notes	108,751	103,854
Notes payable to joint venture partners	761	—
Short-term borrowings	44,773	43,184
Accounts payable	47,754	54,990
Sundry payables and accrued liabilities	53,438	48,337
Income taxes payable	2,298	2,487
Deferred income taxes	1,014	1,353

Total current liabilities	546,261	514,551
Bank debt and other long-term obligations, net of current maturities	74,225	96,468
Unsecured subordinated notes - related party	62,952	60,300
Notes payable to joint venture partners	3,717	4,441
Deferred income taxes	1,298	2,845
Other liabilities	21,912	22,737

Total liabilities	710,365	701,342
Commitments and contingencies
Equity:
International Textile Group, Inc.’s stockholders’ equity:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 9,423,854 and 9,250,409 shares issued and outstanding, aggregate liquidation value of $235,596 and $231,260, at March 31, 2009 and December 31, 2008, respectively)	235,596	231,260
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at March 31, 2009 and December 31, 2008)	175	175
Capital in excess of par value	110,911	114,943
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(357,974)	(305,796)
Accumulated other comprehensive income, net of taxes	10,294	8,697

Total International Textile Group, Inc.’s stockholders’ equity (deficit)	(1,409)	48,868
Noncontrolling interests	8,227	11,041

Total equity	6,818	59,909

Total liabilities and equity	$717,183	$761,251

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net sales	$185,753	$263,359
Cost of goods sold	184,429	241,198

Gross profit	1,324	22,161

Selling and administrative expenses	19,916	27,840
Expenses associated with refinancing activities	2,287	—
Expenses associated with corporate realignments	—	5,671
Other operating income - net	(1,758)	(3)
Provision for restructuring	1,876	1,187
Goodwill and other impairment charges	16,115	—

Loss from operations	(37,112)	(12,534)

Other income (expense):
Interest income	93	444
Interest expense	(17,711)	(11,669)
Other income (expense)	(1,554)	1,070

	(19,172)	(10,155)

Loss from operations before income taxes and equity in income of unconsolidated affiliates	(56,284)	(22,689)
Income tax benefit (expense)	1,136	(1,888)
Equity in income of unconsolidated affiliates	173	241

Net loss	(54,975)	(24,336)
Less: net loss attributable to noncontrolling interests	(2,797)	(2,004)

Net loss attributable to International Textile Group, Inc.	$(52,178)	$(22,332)

Net loss attributable to International Textile Group, Inc.	$(52,178)	$(22,332)
Accrued preferred stock dividends	(4,336)	(4,065)

Net loss applicable to common stock of International Textile Group, Inc.	$(56,514)	$(26,397)

Net loss per share applicable to common stock of International Textile Group, Inc.:
Basic	$(3.25)	$(1.52)
Diluted	$(3.25)	$(1.52)

Weighted average number of shares outstanding, basic	17,413	17,339
Weighted average number of shares outstanding, diluted	17,413	17,339

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
OPERATIONS
Net loss attributable to International Textile Group, Inc.	$(52,178)	$(22,332)
Adjustments to reconcile net loss attributable to International Textile Group, Inc. to cash used in operations:
Non-cash impairment charges	16,115	—
Provision for bad debts	(1,320)	(37)
Depreciation and amortization of property, plant and equipment	10,323	10,136
Amortization of intangibles and deferred financing costs	1,184	1,841
Amortization of stock-based compensation	304	309
Deferred income taxes	(1,563)	(545)
Equity in income of unconsolidated affiliates	(173)	(241)
Net loss attributable to noncontrolling interests	(2,797)	(2,004)
Change in reserve for losses on inventory purchase commitments	(1,714)	—
Gain on sale of assets	(44)	(3)
Noncash interest expense	8,014	5,169
Foreign currency exchange losses (gains)	2,195	(1,498)
Contributions to pension plan	(434)	(300)
Change in operating assets and liabilities:
Accounts receivable	(9,297)	(19,615)
Inventories	22,708	(4,826)
Other current assets	1,731	3,199
Accounts payable and accrued liabilities	(708)	16,300
Income taxes payable	(712)	(1,020)
Other	993	11,745

Net cash used in operating activities	(7,373)	(3,722)

INVESTING
Capital expenditures	(2,310)	(39,905)
Distributions from unconsolidated affiliates	1,000	—
Proceeds from sale of property, plant and equipment	169	1,736

Net cash used in investing activities	(1,141)	(38,169)

FINANCING
Proceeds from issuance of term loans	—	16,883
Repayment of term loans	(253)	(262)
Net borrowings under revolver loans	14,295	6,638
Proceeds from short-term borrowings	1,595	6,239
Repayment of capital lease obligations	(242)	(334)
Increase in checks issued in excess of deposits	649	2,881

Net cash provided by financing activities	16,044	32,045

Effect of exchange rate changes on cash and cash equivalents	(650)	(236)

Net change in cash and cash equivalents	6,880	(10,082)
Cash and cash equivalents at beginning of period	26,464	29,417

Cash and cash equivalents at end of period	$33,344	$19,335

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$500	$608
Cash payments for interest	$3,524	$10,558
Noncash investing and financing activities:
Capital lease obligations incurred to acquire assets	$41	$574

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 Business and Basis of Presentation

International Textile Group, Inc. (including, when the context requires, its consolidated subsidiaries, the “Company” or “ITG”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with current operations principally in the United States, China, Germany, Poland, Romania, the Czech Republic, Mexico, Vietnam and South Africa. The Company considers its primary markets to be automotive safety (including airbag fabric and airbag cushions); bottom-weight woven apparel fabrics (including denim, synthetic and worsted fabrics); government uniform fabrics (including fabrics for military dress uniforms and battle dress uniforms); interior furnishings fabrics; and specialty fabrics and services (including commission printing and finishing, narrow fabrics for seat belts and for military and technical uses, and value added technical fabrics used in a variety of niche government, industrial and commercial applications).

The unaudited condensed consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Therefore, the results of any interim periods, including those presented herein, are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

Going Concern

The Company’s unaudited condensed consolidated financial statements included herein are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operating activities in recent periods, is currently not in compliance with certain covenants pursuant to certain debt instruments, and has a significant amount of outstanding debt which is scheduled to mature at various times in 2009, all of which raise substantial doubt about the Company’s ability to continue as a going concern. As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon its ability to (i) obtain modifications or amendments to, or restructure or obtain replacement financing for, any current debt instruments in which the Company is not in covenant compliance, (ii) refinance its existing debt maturing at various times during 2009, (iii) attain and remain in compliance with all applicable covenants in its existing debt agreements, (iv) obtain additional equity contributions or debt financing, (v) reduce expenditures and attain further operating efficiencies, and (vi) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment, as well as the Company’s recent financial performance, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company. In any event, there can also be no assurance that the Company will be able to achieve profitability and positive cash flows, or that the Company will be able to remain in compliance with any then-applicable covenant requirements. The Company’s financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

The Credit Agreement, dated as of December 29, 2006, by and among ITG and certain of its subsidiaries, and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Bank Credit Agreement”) requires that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report dated March 27, 2009 of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 was unqualified but contained an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. The lenders thereunder have deemed the inclusion of such paragraph to be a violation of a covenant in the Bank Credit Agreement and a default thereunder. In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights, which does not waive this default, but puts the Company on notice that the lenders will decide in their sole discretion on a “day-to-day” basis whether or not to exercise any available rights and remedies under the Bank Credit Agreement, including whether to make further loans to the Company. In accordance with the terms of the Bank Credit Agreement, as a result of the default, effective March 30, 2009 the Applicable Margin (as defined therein) was increased by 2.0% and the portion of the aggregate commitment amount under the Revolving Credit Facility in excess of $87.5 million was terminated. The Company continues to have discussions with the lenders under the Bank Credit Agreement to obtain any necessary waivers of default under that agreement. There is, however, no assurance that the Company will be successful in obtaining the necessary waivers for any existing or future default under that agreement. In the event the Company is unable to obtain any such required waivers, then such lenders would have the right to demand immediate repayment of the Company’s obligations thereunder, which could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes as defined herein) to declare all borrowings thereunder to be immediately due and payable.

In addition, the Company has been engaged in discussions with the lenders under the Automotive Safety Facility (as defined herein), and had obtained a waiver of the defaults from those lenders, which was effective through May 1, 2009, as well as a deferral of the interest and principal payment obligations with respect to any loan under the Automotive Safety Facility. Although the waiver has expired by its terms, the Company continues to be in discussions with the lenders under the Automotive Safety Facility regarding obtaining an additional waiver, and restructuring the terms and conditions of the overall borrowing arrangements thereunder, including the maturity date. To date, the lenders have not sought to exercise their right to accelerate the repayment obligations under the Automotive Safety Facility. The Company has engaged financial advisors to assist it in developing a plan of restructuring and recapitalization of Automotive Safety Holdings and the Automotive Safety Facility. In connection with developing such a plan of restructuring and recapitalization, certain entities affiliated with W.L. Ross & Co. LLC (“WLR”) have committed to provide material interim financial support to Automotive Safety Holdings, as well as to make additional material investments in debt and equity interests as part of such a restructuring and recapitalization. There is, however, no assurance that the Company will be successful in reaching an agreement to restructure the Automotive Safety Facility on acceptable terms, or that the lenders will grant additional waivers of existing or future defaults. Furthermore, there is no assurance that any conditions the lenders may impose on the Company in connection with such a restructuring would be acceptable.

The Company has obtained a limited waiver effective through June 1, 2009 for existing covenant violations related to its Notes and plans to continue discussions with the holders of its Notes regarding amendments or modifications to the agreement governing the terms of the Notes, including an extension of that waiver to remedy the existing covenant violations thereunder. In the event that the Company is unable to reach a mutually satisfactory restructuring arrangement with the lenders under the Automotive Safety Facility, or to obtain necessary modifications or amendments to the Notes, the respective lenders would have the right to demand immediate repayment of all obligations under their respective agreements. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies, namely the Bank Credit Agreement and the Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A. de C.V., a wholly owned subsidiary of ITG and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Term Loan Agreement”), to declare all borrowings thereunder to be immediately due and payable. In such circumstances, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under applicable bankruptcy or insolvency laws. In the past, the Company has obtained financing from certain entities affiliated with WLR, an affiliate of Wilbur L. Ross, Jr., the chairman of our board of directors, and the Company expects that it will continue to seek further financial support from WLR. There can be no assurances that any such financing will be available at times or on terms acceptable to the Company.

See Note 4 for a further discussion of all debt agreements.

Significant Accounting Policies

As of March 31, 2009, there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Segment Information

The Company reports its financial results in four reportable segments: automotive safety, bottom-weight woven apparel fabrics, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). The Company ceases to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first become operational. During the quarter ended June 30, 2008, operations at various of the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, and appear primarily in the bottom-weight woven apparel fabrics segment. In the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment results for all periods presented in the unaudited condensed consolidated statements of operations in this quarterly report have been recast to conform to the current presentation as reported to the CODM.

Reclassifications

Certain amounts presented in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. During the quarter ended June 30, 2008, operations at various of the Company’s international greenfield initiatives were no longer considered to be in the development stage (see “Segment Information” above) and, as a result, the Company no longer presents a development stage segment or a line in the unaudited condensed consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, as applicable, in the appropriate segment for all periods presented in the unaudited condensed consolidated statements of operations in this quarterly report, and are related primarily to the bottom-weight woven apparel fabrics segment. In addition, see “Recently Adopted Accounting Pronouncements” below related to the presentation of noncontrolling interests.

Business Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers.

The customer base within the Company’s automotive safety segment is highly concentrated, and this segment relies on key contractual relationships with several large Tier 1 suppliers to the automotive industry. The most significant customers of this segment, in alphabetical order, are Autoliv, Inc., Key Safety Systems, Inc., and TRW Automotive Holdings Corp. (“TRW”). The loss of any key customer, its direction to a significant number of its contractors to purchase fabric from a producer other than the Company or a material slowdown in the business of one of the key customers, due to, among other items, a failure of a large automaker in the industry, could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. Two customers, Autoliv, Inc. and TRW, each accounted for 10% or more of the Company’s net sales in 2008, and each accounted for 10% or more of the Company’s trade accounts receivable at March 31, 2009.

Although none of the Company’s other customers accounted for 10% or more of direct net sales in 2008, the Company believes Levi Strauss & Co. (“Levi Strauss”) is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

At March 31, 2009, a U.S. subsidiary of the Company had cash deposits of $13.7 million at a financial institution. Such deposits were insured up to $250,000 by the Federal Deposit Insurance Corporation. Certain of the Company’s consolidated subsidiaries are subject to debt agreements that limit cash dividends and loans to the Company. Of the Company’s consolidated cash balance of $33.3 million at March 31, 2009, approximately $28.9 million at certain subsidiaries was restricted due to limitations in debt agreements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to governmental restrictions that restrict and/or limit loans and dividends to the Company. At March 31, 2009, the Company’s proportionate share of restricted net assets of consolidated subsidiaries was approximately $11.0 million.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities. To allow the time to consider the effects of the implementation issues that have arisen, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the Company adopted SFAS No. 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis on January 1, 2009. The deferral provisions of FSP 157-2 for nonfinancial assets and nonfinancial liabilities primarily applies to nonfinancial assets and liabilities initially measured at fair value in business combinations and nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, other intangible assets and long-lived asset impairment testing. The impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position. In October 2008, the FASB issued FSP FAS No. 157-3, “Determination of the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. The Company adopted SFAS No. 160 on January 1, 2009, at which time the balance in “minority interest” was reclassified and presented as “noncontrolling interest” within stockholders’ equity on the Company’s condensed consolidated balance sheets, and the amount of consolidated net income is clearly identified and presented on the condensed consolidated statements of operations for all periods presented. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. As a result of the adoption of this statement, the Company has expanded its disclosures regarding derivative instruments and activities within Note 7.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amended the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The adoption of FSP 142-3 requires disclosures about the intent and/or ability to renew or extend the term of recognized intangible assets and the treatment of related costs incurred to renew or extend such terms. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company adopted FSP 142-3 on January 1, 2009, and such adoption did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). This accounting is required beginning when SFAS 141(R) became effective on January 1, 2009 for the Company, and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141(R). The adoption of SFAS 141(R) did not have a material effect on the Company’s financial condition or results of operations. The Company has $2.7 million of goodwill at March 31, 2009 related to previous business combinations. The Company cannot determine what effect, if any, SFAS 141(R) will have on the results of its impairment testing subsequent to March 31, 2009.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s results of operations, financial condition or stockholders’ equity.

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 will require more detailed disclosures regarding defined benefit pension plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP FAS 132R-1 becomes effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP FAS 132R-1 are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure impact of FSP FAS 132R-1.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141(R). The FSP applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the FSP effective January 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions related to the fair value, recognition, impairment and presentation of certain assets and liabilities. FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides guidance on how to determine whether a security held as an available-for-sale, or held-to-maturity, security would be other-than-temporarily-impaired, and provides a methodology for determining whether the security is other-than-temporarily impaired. FSP FAS 115-2 and FAS 124-2 also require the determination of the amount of impairment relating to the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security (referred to as credit loss), which is reported in earnings in the period identified, and the amount of impairment related to other factors, which is reported in other comprehensive income and amortized into the impaired security over its remaining life. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance to help determine whether a market is inactive and to determine whether transactions in that market are not orderly. FSP FAS 157-4 also requires additional disclosures in circumstances where an entity has determined that a market is inactive and transactions in that market are not orderly. Each of these FASB Staff Positions are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the effects of these FASB Staff Positions and has not yet determined their impact on the Company’s consolidated financial statements.

Note 2 Inventories

The major classes of inventories were as follows (in thousands):

	March 31, 2009	December 31, 2008
Inventories at FIFO:
Raw materials	$29,255	$36,159
Stock in process	45,526	46,867
Produced goods	53,942	73,809
Dyes, chemicals and supplies	16,574	16,900

	145,297	173,735

Excess of FIFO over LIFO	(11,262)	(13,747)

Total	$134,035	$159,988

Note 3 Impairment of Long-lived Assets

Property, Plant and Equipment, net

In December 2008 and February 2009, the Company was notified of the closing of the cut/sew/laundry operation owned by a significant customer of the Company’s Nicaraguan operations, Cone Denim de Nicaragua (“CDN”) in Central America, and the largest customer of CDN announced that it would be discontinuing production in certain of its facilities in the Central America region, respectively. These announcements demonstrate the significant deterioration of the Central American supply chain for apparel products which, when coupled with the difficult macro economic environment, contributed to the significant change in business climate in the fourth quarter of 2008 that resulted in the Company recording a non-cash impairment charge of $53.0 million in the bottom-weight woven apparel fabrics segment in 2008.

In addition, the Company is currently evaluating strategic alternatives for CDN and has temporarily idled the facility beginning in April 2009 and until long-term decisions have been finalized.

The decision to idle the CDN facility required the Company to update the test of recoverability of the value of the long-lived assets in the Company’s bottom-weight woven apparel fabrics segment as of March 31, 2009 pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Such test did not result in an additional impairment charge in the quarter ended March 31, 2009.

The Company cannot predict the occurrence of future events that might further adversely affect the carrying value of long-lived assets. Any further decline in economic conditions could result in future additional impairment charges with respect to the Company’s long-lived assets such as property, plant and equipment.

Goodwill and Intangible Assets

Based on the further weakening of the macro-economic business environment and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the U.S. region since the completion of the Company’s 2008 annual review for assessments and impairments, the Company has completed additional assessments of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment for impairment as of March 31, 2009. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which has led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment has been experiencing decreased operating results and cash flows beginning in the quarter ended September 30, 2008, greater than those previously anticipated in operating forecasts. Such decreases have continued and are estimated to continue through fiscal 2009. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill assigned to the automotive safety unit was less than the carrying value on the consolidated balance sheet as of March 31, 2009, and accordingly the Company recognized a pre-tax non-cash impairment charge of $16.1 million in the quarter ended March 31, 2009.

The estimation of the fair value was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS No. 142. The determination of future cash flows is based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. In determining such rates, the Company used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing. The Company’s WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and additional impairment of assets might have been required to be recorded.

Impairment charges related to goodwill and other intangible assets are reflected in “Goodwill impairment charges” in the accompanying unaudited condensed consolidated statements of operations. Such charges have no impact on the Company’s cash flows or liquidity. The following table reflects the change in the net carrying amount of goodwill and other intangible assets (in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2008	$17,827	$9,302
Amortization	—	(1,184)
Impairment charges	(15,087)	(1,028)
Foreign currency translation adjustments	—	(208)

Balance at March 31, 2009	$2,740	$6,882

The remaining goodwill balance at March 31, 2009 of $2.7 million relates to the commission finishing business in the all other segment.

Note 4 Long-Term Debt

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Revolving loans:
ITG, Inc.	$45,090	$34,856
ITG Automotive Safety Holdings LLC	22,699	18,637
ITG Automotive Safety Textiles Acquisition GmbH	3,301	3,524
Term loans:
Burlington Morelos S.A. de C.V.	9,979	10,229
ITG Automotive Safety Textiles Acquisition GmbH	163,530	172,242
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	11,859	11,861
ITG-Phong Phu Joint Venture	22,327	22,327
Cone Denim de Nicaragua	37,000	37,000

Senior subordinated notes	108,751	103,854
Unsecured subordinated notes - related party	62,952	60,300
Capitalized lease obligations	10,950	11,172
Notes payable to joint venture partners	4,478	4,441
Other notes payable	20	24

	537,878	525,409

Less: current portion of long-term debt	(396,984)	(364,200)

Total long-term portion of debt	$140,894	$161,209

Revolving and term loans

On December 29, 2006, the Company and certain of its subsidiaries entered into a Bank Credit Agreement and a Term Loan Agreement with General Electric Capital Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009.

In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights (the “Notice”) which, as described below, provides the lenders certain rights, and imposes certain additional limitations on the Company, under this agreement. Prior to March 30, 2009, the Bank Credit Agreement provided for a revolving credit facility (the “Revolving Credit Facility”), including a letter of credit sub-facility, in the aggregate amount of up to $129.0 million. Prior to March 30, 2009, the interest rate margin applicable to loans made under the Revolving Credit Facility was 2.75% in excess of the LIBOR rate, or 1.75% in excess of the prime rate, as selected by the Company (“the Applicable Margin”). Prior to March 30, 2009, the Bank Credit Agreement contained a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. The Revolving Credit Facility requires the payment of a commitment fee of either 0.25% or 0.375% per year, depending on amounts borrowed, payable monthly.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than ITG Automotive Safety Holdings LLC (“Automotive Safety Holdings” n/k/a Global Safety Textile Holdings LLC) and its U.S. subsidiaries) and a pledge by the Company of the stock of certain of its foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone. At March 31, 2009, there was $45.1 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.8% and $10.0 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.3%.

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

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. At March 31, 2009, the Company had approximately $21.7 million of availability and $20.7 million of average adjusted availability. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain average adjusted availability or availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At March 31, 2009, average adjusted availability was approximately $20.7 million, and the Company was subject to such restrictions;

•

If average adjusted availability is less than $17.5 million or if availability is less than $12.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at March 31, 2009; and

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, certain funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, could be requested by the lenders under the Bank Credit Agreement to make either a cash capital contribution or a subordinated loan to the Company in specified amounts not to exceed $15.0 million. Furthermore, if availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

Based on the current expectation that the cash requirements of the Company’s operations will continue to exceed the cash generated from such operations in the near term, it is possible, absent an additional debt or equity infusion, that the Company’s average adjusted availability could decline below $17.5 million, possibly during the quarter ending June 30, 2009 or thereafter. In the event that the Company’s average adjusted availability were to fall below the $17.5 million level, then the Company would be required to comply with the specified fixed charge coverage ratio in the Bank Credit Agreement. Further, assuming no modifications or amendments to, or waivers from, such availability requirements, and based on the Company’s financial performance through March 31, 2009 and management’s near term expectations, the Company would fail to be in compliance with the fixed charge coverage ratio. Such noncompliance, if not waived or cured, could allow the lenders under the Bank Credit Agreement to discontinue lending and to accelerate the payment of the related debt, and could allow lenders under our other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations.

The Bank Credit Agreement requires that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report dated March 27, 2009 of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 was unqualified but contained an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. The lenders thereunder have deemed the inclusion of such paragraph to be a violation of a covenant in the Bank Credit Agreement and a default thereunder. In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights, which does not waive this default but puts the Company on notice that the lenders will decide in their sole discretion on a “day-to-day” basis whether or not to exercise any available rights and remedies under the Bank Credit Agreement, including whether to make further loans to the Company. In accordance with the terms of the Bank Credit Agreement, as a result of the default, effective March 30, 2009 the Applicable Margin (as defined therein) was increased by 2.0% and the portion of the aggregate commitment amount under the Revolving Credit Facility in excess of $87.5 million was terminated. The Company continues to have discussions with the lenders under the Bank Credit Agreement to obtain any necessary waivers of default under that agreement. There is, however, no assurance that the Company will be successful in obtaining the necessary waivers for any existing or future default under that agreement.

In the event the Company is unable to obtain any such required waivers, then such lenders have the right to demand immediate repayment of the Company’s obligations thereunder, which could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings thereunder to be immediately due and payable.

The Automotive Safety Facility consists of a €19.8 million (approximately $26.0 million at March 31, 2009) revolving credit facility (the “Automotive Safety Revolver”), which matures on June 30, 2009. This facility was fully drawn at March 31, 2009. ITG Automotive Safety Textiles Acquisition GmbH is also party to a €98 million (approximately $129.0 million at March 31, 2009) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), each of which were fully drawn at March 31, 2009 and mature on June 30, 2009.

Borrowings under the Automotive Safety Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR, plus an applicable margin. Pursuant to the Automotive Safety Facility, as amended, the margins on the Automotive Safety Revolver, the First Lien Term Loan and the Second Lien Term Loan thereunder are 5.5%, 5.5% and 14.0%, respectively. The 14.0% margin consists of a cash portion of 9.0% and a noncash payable in-kind portion of 5.0%, with the payable in-kind interest compounded semi-annually. At March 31, 2009, there was $22.7 million in U.S. dollar loans at an interest rate of 8.0% and $3.3 million in Euro loans at an interest rate of 9.8% outstanding under the Automotive Safety Revolver, €98.0 million (approximately $129.0 million at March 31, 2009) outstanding under the First Lien Term Loan at an interest rate of 9.8%, and $34.1 million outstanding under the Second Lien Term Loan at an interest rate of 14.6%. The Automotive Safety Facility contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively. In addition, the Automotive Safety Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly.

The Automotive Safety Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage, a debt coverage ratio and a fixed charge coverage ratio which are calculated quarterly, and restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments, all as defined or described in the Automotive Safety Facility. At December 31, 2008 and March 31, 2009, the Company was not in compliance with certain debt covenants (interest coverage, debt coverage ratio and fixed charge coverage ratio) and other requirements thereunder. As a result of such noncompliance, the Company was prohibited by the first lien lenders thereunder from making certain interest payments on the Second Lien Term Loan that became due in March 2009.

The Company has been engaged in discussions with the lenders under the Automotive Safety Facility, and had obtained a waiver of the defaults from those lenders, which was effective through May 1, 2009, as well as a deferral of the interest and principal payment obligations with respect to any loan under the Automotive Safety Facility. Although the waiver has expired by its terms, the Company continues to be in discussions with the lenders under the Automotive Safety Facility regarding obtaining an additional waiver, and restructuring the terms and conditions of the overall borrowing arrangements thereunder, including the maturity date. To date, the lenders have not sought to exercise their right to accelerate the repayment obligations under the Automotive Safety Facility. The Company has engaged financial advisors to assist it in developing a plan of restructuring and recapitalization of Automotive Safety Holdings and the Automotive Safety Facility. In connection with developing such a plan of restructuring and recapitalization, certain entities affiliated with WLR have committed to provide material interim financial support to Automotive Safety Holdings, as well as to make additional material investments in debt and equity interests as part of such a restructuring and recapitalization. There is, however, no assurance that the Company will be successful in reaching an agreement to restructure the Automotive Safety Facility on acceptable terms, or that the lenders will grant additional waivers of existing or future defaults.

Furthermore, there is no assurance that any conditions the lenders may impose on the Company in connection with such a restructuring would be acceptable. In the event that the Company is unable to reach a mutually satisfactory arrangement with the lenders under the Automotive Safety Facility, with respect to restructuring the terms and conditions of that facility, or to obtain necessary waivers from the lenders of any present or future defaults under that facility, the lenders would continue to have the right to demand immediate repayment of all the obligations under the Automotive Safety Facility. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely the Notes, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable. Furthermore, even if the lenders continue to provide necessary waivers of current or future covenant defaults in the near term, the Company must reach an agreement to restructure the Automotive Safety Facility, or obtain replacement financing arrangements or otherwise recapitalize or restructure the Company and its automotive safety operations or take other necessary steps, prior to the scheduled maturity of borrowings thereunder on June 30, 2009.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 4.2% at March 31, 2009. As amended in April 2009, one-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $25.8 million at March 31, 2009.

The shareholders of the Cone Denim (Jiaxing) Limited joint venture, including the Company, have advanced unsecured non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the Company’s consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.” Also included in this balance sheet line item are three loans payable to the Company’s automotive safety segment joint venture partner in China, which totaled to $1.5 million at March 31, 2009. These loans are due in 2010 and 2011 and incur interest at an annual rate of 10.0%.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange rate changes. At March 31, 2009, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2009 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At March 31, 2009, outstanding borrowings under this facility were $11.9 million with a weighted average interest rate of 6.3%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans. At March 31, 2009, $22.3 million was outstanding under this facility with a weighted average interest rate of 9.8%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, CDN entered into a term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. The amount of the financing totals $37.0 million and is for a term of seven years. Loans are to be repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time, if and when, CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement. At March 31, 2009, $37.0 million was outstanding under this facility with an interest rate of 5.4%. The term loan is non-recourse, but is secured by a pledge of the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement) in funds available to CDN by way of subordinated loans or equity under certain circumstances, including: (i) if necessary to achieve the physical completion date, (ii) if necessary to ensure compliance with financial covenants or (iii) to cover a shortfall against a budget. As described elsewhere hereinabove, in light of the recent decisions by the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and has temporarily idled the facility until such decisions have been finalized. In April 2009, the Company received a Notice of Occurrence of a Material Adverse Change from

Inter-American which states that the closing of the Nicaragua production facility constitutes a material adverse change (as defined) and, in accordance with the term loan agreement, must be remedied within thirty days of the date of the letter. In addition, on May 11, 2009 the Company received an additional notice from Inter-American to the effect that the Company failed to deliver to Inter-American, within the time period required by the term loan agreement, the Company’s audited financial statements for the year ended December 31, 2008. These notices further indicate that if not remedied, these situations will result in an event of acceleration whereby the term loan, together with any accrued and unpaid interest, would be immediately due and payable. CDN has accumulated losses that exceed two thirds of its capital stock. In accordance with the Code of Commerce of Nicaragua, this situation may be a cause for dissolution, if the Company does not make additional capital contributions necessary to maintain at least one third of CDN’s capital stock. Additionally, creditors of CDN may request its dissolution if they can prove that one-half of the value of the CDN’s capital stock has been lost. The Company can oppose such request if it gives the necessary guarantees to pay its creditors. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding.

Senior subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”) with an original interest rate of 18.0% per annum, such rate subject to periodic increases if the Company had not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before certain dates beginning on December 6, 2008. The Company did not complete a Qualified Issuance by December 6, 2008 and the interest rate increased to 20% on that date under the terms of the Notes. The interest rate will increase by an additional 1.0% per annum on June 6 and December 6 of each remaining year if a Qualified Issuance does not take place on or before such dates. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. As the Company was not in compliance with certain covenants under the terms of the Notes (related to the Automotive Safety business) as of March 31, 2009, the interest rate increased to 22.5% beginning on February 20, 2009 and until such time that any potential amendments or modifications to the covenants are obtained. The Company has obtained a limited waiver effective through June 1, 2009 for existing covenant violations related to its Notes and plans to continue discussions with the holders of its Notes regarding amendments or modifications to the agreement governing the terms of the Notes, including an extension of that waiver to remedy the existing covenant violations thereunder. At March 31, 2009, $108.8 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal, at an interest rate of 22.5%. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. Also, there are minimum EBITDA (as defined in the purchase agreement relating to the Notes) requirements for the automotive safety segment and, beginning December 31, 2008, there were additional leverage ratio covenants, including the debt coverage ratio, as defined in the Company’s Automotive Safety Facility, of 3.60x as of March 31, 2009. Due to reduced operating income, largely attributable to the global financial crisis and the production costs and capacity reductions in the automotive industry experienced during the fourth quarter of 2008 and first quarter of 2009, the Company was not in compliance with such debt covenants and other requirements at December 31, 2008 and March 31, 2009. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of Automotive Safety Holdings and the Intra-company Note. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement. The limited waivers referred to above apply until such time that any potential amendments or modifications to the covenants are obtained and expire upon the earliest of June 1, 2009 or the occurrence of certain events as defined in the limited waivers. In the event that the Company is unable to reach a mutually satisfactory restructuring arrangement with the lenders under the Automotive Safety Facility or to obtain necessary modifications or amendments to the Notes, the respective lenders would have the right to demand immediate repayment of all obligations under the Notes. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable.

The purchase agreement relating to the Notes also provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries (other than Automotive Safety Holdings and its U.S. subsidiaries) of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries, other than Automotive Safety Holdings and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted pursuant to the purchase agreement relating to the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements.

Unsecured subordinated notes—related party

As of March 31, 2009, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At March 31, 2009, $63.0 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Debt Covenants Compliance

Any failure by the Company to obtain necessary waivers, revisions, amendments or refinancings with respect to the debt agreements for which covenant violations may currently exist or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern. In such circumstances, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under applicable bankruptcy or insolvency laws. Because of the foregoing uncertainties regarding defaults on certain covenants, the Company has classified its debt under the Notes and the CDN term loan agreement as current as of March 31, 2009.

Guarantees

FASB Interpretation No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2009, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2009 or December 31, 2008.

Note 5 Stockholders’ Equity

The components of stockholders’ equity were as follows (in thousands):

	Convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumulated other comprehensive income	Non-controlling interests	Total
Balance at December 31, 2008	$231,260	$175	$114,943	$(411)	$(305,796)	$8,697	$11,041	$59,909
Comprehensive loss for the three months ended March 31, 2009:
Net loss	—	—	—	—	(52,178)	—	(2,797)	(54,975)
Foreign currency translation adjustments	—	—	—	—	—	1,597	(17)	1,580

Net comprehensive loss	—	—	—	—	—	—	—	(53,395)
Amortization of unearned compensation	—	—	304	—	—	—	—	304
Preferred stock dividends	4,336	—	(4,336)	—	—	—	—	—

Balance at March 31, 2009	$235,596	$175	$110,911	$(411)	$(357,974)	$10,294	$8,227	$6,818

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 9,423,854 shares of Series A Preferred Stock were issued and outstanding at March 31, 2009 (9,250,409 shares issued and outstanding at December 31, 2008) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at March 31, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Shares of Series B Preferred Stock are authorized to be issued pursuant to the Company’s 2008 Equity Incentive Plan (the “2008 Plan”).

The certificate of designation relating to the Series B Preferred Stock provides the following:

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of income taxes of $0.0 at March 31, 2009 and December 31, 2008, were as follows (in thousands):

	March 31, 2009	December 31, 2008
Foreign currency translation adjustments	$15,080	$13,483
Pension plans	(4,334)	(4,334)
Postretirement benefit plans	(452)	(452)

Total	$10,294	$8,697

Note 6 Reconciliation to Diluted Earnings per Share

The following data reflects the amounts used in computing earnings per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Net loss applicable to common stock of International Textile Group, Inc.	$(56,514)	$(26,397)
Effect of dilutive securities:
None	—	—

Numerator for diluted earnings per share	$(56,514)	$(26,397)

Weighted-average number of common shares used in basic earnings per share	17,413	17,339
Effect of dilutive securities:
None	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,413	17,339

In June 2008, 1,748,722 shares of issued and outstanding common stock (the “Escrow Shares”) were released from an escrow account that had previously been established in accordance with the terms and conditions of the October 2006 merger between a company formerly known as International Textile Group, Inc. and Safety Components International, Inc. Net loss per common share was retroactively restated for the three months ended March 31, 2008 upon the release of the Escrow Shares, resulting in a decrease in net loss per common share of $0.17 for such period.

Based on the number of shares of Series A Preferred Stock outstanding as of March 31, 2009 and the Liquidation Value thereof on such date, the Series A Preferred Stock could have potentially been convertible at the option of the holders thereof into 24,481,289 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2009
Series A Preferred Stock	24,481	22,705
Nonvested restricted common stock	—	—
Stock options	—	—

	24,481	22,705

Note 7 Derivative Instruments

Effective January 1, 2009, the Company prospectively implemented the provisions of SFAS No. 161. The Company from time to time utilizes derivative financial instruments to manage changes in cotton and natural gas prices, foreign currency exposures and interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company generally does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company may also have other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties.

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At March 31, 2009, the Company had the following outstanding commodity forward contract that was entered into to hedge forecasted purchases through December 2009:

Commodity Contract	Number of Units
Natural gas forward contracts	103,500 MBTU

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At March 31, 2009, the Company had the following outstanding foreign exchange contracts that were entered into to hedge anticipated future weekly cash flows through September 2009:

Foreign Currency Contract	Notional Amounts
Peso forward contracts	78,000,000 pesos
Peso call options	38,500,000 pesos
Peso put options	38,500,000 pesos

On November 4, 2008, Automotive Safety Holdings entered into an interest rate cap agreement that matures in May 2009 as required by certain financing agreements. The Company did not designate this instrument as a hedge under hedge accounting rules for any of the periods presented. At March 31, 2009, the Company had the following outstanding interest rate contract that was entered into to hedge anticipated future cash flows:

Interest Rate Contract	Notional Amount
Interest rate cap	€63,000,000

Fair Value of Derivative Instruments

(in thousands of dollars)

	March 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133	N/A	$—	N/A	$—

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts	N/A	—	Sundry payables and accrued liabilities	293
Foreign exchange contracts	N/A	—	Sundry payables and accrued liabilities	1,833
Interest rate contracts	N/A	—	N/A	—

Total		—		2,126

Total Derivatives		$—		$2,126

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133	N/A	$—	N/A	$—

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts	N/A	—	Sundry payables and accrued liabilities	138
Foreign exchange contracts	N/A	—	Sundry payables and accrued liabilities	3,022
Interest rate contracts	N/A	—	N/A	—

Total		—		3,160

Total Derivatives		$—		$3,160

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

(in thousands of dollars)

	Location of Gain (Loss) on Derivative	Amount of Gain (Loss) Recognized on Derivative
		Quarter Ended March 31
		2009	2008
Derivatives designated as hedging instruments under SFAS No. 133	N/A	$—	$—

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts
Realized	Cost of goods sold	(84)	467
Unrealized	Other income (expense)	(154)	4
Foreign exchange contracts
Realized	Cost of goods sold	(1,358)	(181)
Unrealized	Other income (expense)	1,188	512
Interest rate contracts	Interest expense	—	(368)

Total		(408)	434

Total derivatives		$(408)	$434

The Company does not designate its derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on commodity and foreign exchange derivative contracts are recorded in “other income (expense)” since these transactions represent noncash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the hedged items are components of cost of goods sold, realized gains and losses on commodity and foreign exchange derivative contracts are recorded in cost of goods sold upon settlement of those contracts.

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

As of March 31, 2009, the Company had capital expenditure commitments not reflected as liabilities on the unaudited condensed consolidated balance sheet of less than $0.1 million. These commitments were not reflected as liabilities on the balance sheet because the Company had not received or taken title to the related assets. With respect to the Company’s China joint venture in the automotive safety segment, as of March 31, 2009 the Company had the intention, but not an obligation, to fund its share of this joint venture through possible loans or capital contributions of up to $1.9 million.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008 and continuing through the first quarter of 2009, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. Accordingly, at March 31, 2009, market prices of cotton and wool were substantially lower than the prices at which the Company was committed to purchase such commodity raw materials in the future under its firm purchase commitments contracts. In accordance with GAAP, the Company has accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at March 31, 2009 amounted to $4.7 million. The reduction in the accrual for unrealized losses on firm purchase commitments of $1.7 million is included in other operating income in the accompanying unaudited condensed statement of operations for the quarter ended March 31, 2009 and such reduction primarily is the result of the receipt and/or consumption of the related raw materials during the quarter. If cotton and wool prices increase in future periods, the Company would not reverse the unrealized loss recorded against its firm purchase commitments under GAAP.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in one-third increments, that may be exercised in 2010, 2011 or 2012 at 95% of the then-appraised or agreed value of the joint venture (the “Valuation Price”). Such payment may be made in stock if the Company’s securities are then-traded on the New York Stock Exchange or the NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to complete any requested purchase, the minority shareholder may sell its interest to certain third parties. Additionally, the Company has a call option exercisable in one-third increments at the Valuation Price that may be exercised in 2012, 2013 or 2014. Either party may sell its interest to a non-competitor after July 2012, subject to any unutilized call option or the pre-emptive rights of the other party. A non-transferring party has a pre-emptive right to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 2012, a party who owns more than 50% of the joint venture wishes to sell all of such interests for cash, at not less than the Valuation Price, to a bona fide arm’s length third party, then the other party would be required to also sell its interests on such terms if requested by the selling party.

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

Note 9 Segment and Other Information

The Company reports its financial results in four reportable segments: automotive safety, bottom-weight woven apparel fabrics, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the CODM. The Company ceases to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first became operational. During the quarter ended June 30, 2008, operations at various of the Company’s international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, and appear primarily in the bottom-weight woven apparel fabrics segment. In the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment data for all periods presented in the unaudited condensed consolidated financial statements in this quarterly report have been recast to conform to the current presentation as reported to the CODM.

The automotive safety segment consists of airbag fabrics, curtains and cushions used in the automotive industry. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics, including government uniform fabrics for dress U.S. military uniforms. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform cotton fabrics primarily for battle fatigue U.S. military uniforms; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; transportation services; and other miscellaneous items.

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the periods ended March 31, 2009 and March 31, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $1.4 million and $2.5 million, respectively.

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Net Sales:
Automotive Safety	$57,815	$116,310
Bottom-weight Woven Apparel Fabrics	93,526	104,323
Narrow Fabrics	10,723	15,063
All Other	25,056	30,191

	187,120	265,887
Intersegment sales	(1,367)	(2,528)

	$185,753	$263,359

(Loss) Income From Operations Before Income Taxes:
Automotive Safety	$(5,153)	$8,257
Bottom-weight Woven Apparel Fabrics	(7,326)	(7,342)
Narrow Fabrics	(69)	(1,026)
All Other	(289)	136

Total reportable segments	(12,837)	25
Corporate expenses	(5,452)	(5,393)
Expenses associated with refinancing activities	(2,287)	—
Expenses associated with corporate realignments	—	(5,671)
Other operating income - net	1,758	3
Restructuring and impairment charges	(17,991)	(1,187)
Interest expense	(17,711)	(11,669)
Other income (expense)	(1,764)	1,203

	(56,284)	(22,689)
Income tax benefit (expense)	1,136	(1,888)
Equity in income of unconsolidated affiliates	173	241

Net loss	(54,975)	(24,336)
Less: net loss attributable to noncontrolling interests	(2,797)	(2,004)

Net loss attributable to International Textile Group, Inc.	$(52,178)	$(22,332)

	March 31, 2009	December 31, 2008
Total Assets (in thousands):
Automotive Safety	$277,150	$313,003
Bottom-weight Woven Apparel Fabrics	358,867	370,416
Narrow Fabrics	25,512	24,433
All Other	45,211	41,532
Corporate	10,443	11,867

	$717,183	$761,251

Note 10 Restructuring Activities

The provision for restructuring reported in loss from operations included the following (in thousands):

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Restructuring provisions:
Severance and COBRA benefits	$1,876	$64
Relocation and other costs	—	1,123

Total restructuring	$1,876	$1,187

The restructuring provisions in 2008 related primarily to activities at the Company’s facilities in Germany (automotive safety segment) as described below. The 2009 provisions for restructuring are primarily related to the Company’s multi-segment selling and administrative realignment and other cost reduction plans, manufacturing workforce reductions in Mexico and at the White Oak denim plant resulting from the current economic environment (apparel fabrics segment), the idling of the CDN facility (apparel fabrics segment) as described elsewhere herein, and activities at the Company’s Facilities in Germany (automotive safety segment) as described below.

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities and its new synthetic finishing plant in China (Jiaxing Burlington Textile Company). This restructuring resulted in the elimination of approximately 840 jobs, mostly in the United States, with severance benefits paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company. While the majority of the charges were recorded in 2006 and 2007, the Company recognized additional pre-tax charges for restructuring of $0.1 million for severance and $0.1 million for costs paid to relocate and convert equipment to new facilities during the first quarter of 2008.

In September 2007, the Company announced that it would cease production at its Hildesheim, Germany facility in the automotive safety segment. The operations previously undertaken at this facility were transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively. Costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 89 jobs in Germany with severance benefits paid over periods of up to seven months from the date of termination, depending on the affected employee’s length of service to the Company. As a result of these activities, the Company recognized $1.0 million during the first quarter of 2008 for relocation and other associated costs to close the production facilities and consolidate the remaining business in other facilities.

In December of 2008, the Company announced that it would eliminate all ring-spinning operations and reduce its weaving capacity at the White Oak plant to adjust to current demand. In the first quarter of 2009, the Company recognized additional pre-tax charges for restructuring of $0.5 million for severance and COBRA benefits related to approximately 90 employees at this facility.

In the fourth quarter of 2008, the Company initiated a cost reduction program related to selling, administrative and other staff reductions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions to create a single apparel fabrics division. As economic conditions have continued to deteriorate and the Company’s financial position remains under stress, the Company recorded additional severance and benefit restructuring charges in the amount of $0.2 million during the first quarter of 2009 associated with this cost reduction program which has resulted in the termination of approximately 80 employees.

During the first quarter of 2009, the Company made manufacturing workforce reductions at two of its apparel plants and one automotive safety plant in Mexico to adjust to current demand. In the first quarter of 2009, the Company recognized pre-tax charges for restructuring of $0.6 million for severance and benefits related to approximately 240 affected employees at these facilities.

In February 2009, the largest customer of CDN announced that it would be discontinuing production in certain of its facilities in the Central American region, which is expected to result in a material reduction of sales opportunities in the near-term. This announcement, combined with other recent plant closures by our customers, demonstrates the significant deterioration of the Central American supply chain which is critical to the long-term success of the Company’s operations in that region. Accordingly, the Company is currently evaluating strategic alternatives for its Nicaraguan denim facility and decided to temporarily idle the facility beginning in April 2009 and until long-term decisions have been finalized. As a result, the Company recorded a charge of $0.3 million in the first quarter of 2009 for severance and benefits related to approximately 500 affected employees at this facility.

In 2008 the Company committed to a plan to transfer the operations of the automotive safety segment’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In connection with this plan, the Company reached termination agreements with approximately 30 employees. Additional costs related to this transition plan were incurred during the first quarter of 2009 for $0.3 million.

Following is a summary of activity related to restructuring accruals (in thousands):

Severance and COBRA Benefits
Balance at December 31, 2008	$6,098
2009 charges, net	1,876
Payments	(1,661)
Foreign currency translation adjustments	(236)

Balance at March 31, 2009	$6,077

The remaining accrued balance of $6.1 million, representing severance and COBRA benefits, primarily relates to plant closings in Germany, the idling of the CDN facility, the selling, administrative and other staff reductions, and downsizing within the bottom-weight woven apparel fabrics segment, all described above. The Company expects to pay these benefits primarily during the remainder of 2009.

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

Balance at December 31, 2007	$1,216
Payments	(899)

Balance at December 31, 2008	317
Payments	(154)

Balance at March 31, 2009	$163

The Company expects to pay the balance of these accrued benefits primarily during the remainder of 2009.

Note 12 Fair Value of Financial Instruments

SFAS No. 157 requires disclosure of a fair-value hierarchy of inputs that the Company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

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

Level 3: Unobservable inputs. The Company does not use Level 3 inputs for any of its recurring fair-value measurements. Level 3 inputs are required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company’s derivative instruments, beyond any commodity derivative contracts that are designated as normal purchases, principally include cotton and natural gas futures, options or forward contracts, as well as interest-rate caps and floors, and foreign-currency forward contracts. These derivative contracts are principally with financial institutions and other commodities brokers, the fair values of which are obtained from third-party broker quotes.

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under SFAS No. 157 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At March 31, 2009
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$293	$1,833	$—	$2,126

The following table provides a summary of the fair values of certain of the Company’s assets measured on a nonrecurring basis under SFAS No. 157 (in thousands):

	Significant Unobservable Inputs (Level 3)	Total At March 31, 2009	Impairment Loss
Intangible assets	$6,882	$6,882	$1,028

Goodwill	2,740	2,740	15,087

	$9,622	$9,622	$16,115

At December 31, 2008, the Company had intangible assets of $9.3 million and goodwill of $17.8 million, and during the first quarter of 2009, the Company recognized non-cash impairment charges of $1.0 million with respect to its customer relationships intangible assets and $15.1 million with respect to goodwill. See Note 3 for additional information regarding intangible asset and goodwill impairment. The estimation of the fair value of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting segment’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS No. 142. The Company cannot predict the occurrence of events that might adversely affect the carrying value of goodwill and other intangible assets. Further deterioration in global economic conditions, and/or additional changes in assumptions or circumstances could result in additional impairment charges in goodwill or other indefinite-lived intangibles and finite-lived intangibles in future periods in which the change occurs.

Note 13 Other Operating Income Net

“Other operating income–net” for the three months ended March 31, 2009 includes $1.7 million related to the reduction of the reserve for losses on cotton and wool purchase commitments (see Note 8). “Other operating income–net” for the three months ended March 31, 2009 and 2008 also include gains and losses related to the disposal of miscellaneous property and equipment.

Note 14 Other Income (Expense)

Other expense (net) in the three months ended March 31, 2009 primarily includes foreign currency exchange losses of $2.5 million, partially offset by gains on derivative instruments of $1.0 million. Other income of $1.1 million in the three months ended March 31, 2008 was primarily related to foreign currency exchange gains.

Note 15 Subsequent Events

In April 2009, the Company received a cash payment in the amount of $6.3 million from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a trademark infringement settlement agreement previously entered into; this receipt of cash was not related to the sale of an asset.

The Company is engaged in discussions with the lenders under the Automotive Safety Facility regarding a proposed plan for the restructuring, reorganization and/or recapitalization of the automotive safety segment and of the Automotive Safety Facility (as described in Note 4). In relation to the proposal, the Company also has made a number of changes relating to business entities within the automotive safety segment. The Company changed the single holding company’s name, known as ITG Automotive Safety Holdings LLC, to Global Safety Textiles Holdings LLC. The Company is in the process of making similar name changes to other business entities within the group. The Company transferred the principal place of business of ITG Automotive Safety Textiles Acquisition GmbH and ITG Automotive Safety Breitgewebe International GmbH from Maulburg, Germany to Greensboro, North Carolina. Both companies are subsidiaries of the Company and are holding companies within the Company’s structure.

In April 2009, the Company was notified that an alleged shareholder derivative action had been filed in the Court of Common Pleas, County of Greenville, State of South Carolina, purportedly on behalf of the Company as the nominal plaintiff. The action names as defendants, among others, the Company (in a nominal capacity) and certain individuals who were officers and directors of a company formerly known as International Textile Group, Inc. at the time of a merger (the "Merger") between the Company and such other company. The action alleges the breach of certain fiduciary duties by certain of the defendants, and makes certain related claims against such persons as well as certain of their former advisors, all in connection with the Merger. The Company is not aware of any claims being made against the Company in such suit; however, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims. In the event any claims are made against the Company, the Company would intend to defend itself vigorously.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following management’s discussion and analysis of financial condition and results of operations of International Textile Group, Inc. (“ITG” or the “Company”) should be read in connection with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as with the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes audited financial results of the Company as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

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

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. At March 31, 2009, the Company’s manufacturing footprint included 27 production facilities in 10 countries throughout 4 continents. However, as discussed in “International Greenfield Initiatives”, its Nicaraguan denim facility has been temporarily idled beginning in April 2009. The international greenfield initiatives and the reconfiguration of its operations were substantially completed in 2008 (with the exception of the Company’s complex in Vietnam), and the Company believes it is positioned to begin realizing certain of the benefits of its investments.

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

Current Global Economic Environment and Related Impact

The global economy is currently experiencing significant disruptions and generally unfavorable developments, which accelerated during the second half of 2008 and has continued into 2009. The disruptions in the global financial markets and related restrictions on liquidity have impacted and are expected to continue to impact the availability and cost of capital for many companies. These developments have also adversely affected consumer spending in significant markets, including in both the automotive and apparel industries. The Company’s performance has been negatively impacted by this environment, including its impact on consumer spending mainly beginning in the third quarter of 2008 and continuing into 2009. As a result, automotive and apparel production and sales have deteriorated substantially during this period and are not expected to rebound significantly in the near term.

International Greenfield Initiatives

Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company which operates a vertically integrated denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, an area which we believe is undersupplied despite the high level of capacity for basic denims in China. Cone Denim (Jiaxing) shipped its initial first quality production in October 2007. Cone Denim (Jiaxing) experienced increasing capacity utilization throughout 2008 and, depending on global market conditions, may begin running at full capacity in the second half of 2009.

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

In April 2008, the Company opened a 28 million yard capacity vertical denim plant, Cone Denim de Nicaragua, in Nicaragua. The choice of Nicaragua reflected the Company’s belief that Nicaragua, and Central America generally, would be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. However, in December 2008 and February 2009, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the largest customer of Cone Denim de Nicaragua announced that it would be discontinuing production in certain of its facilities in the Central American region. These plant closures by our customers demonstrate the significant deterioration of the Central American supply chain which is critical to the long-term success of the Company’s operations in that region. Accordingly, the Company is currently evaluating strategic alternatives for Cone Denim de Nicaragua and, beginning in April 2009, has temporarily idled the facility until further strategic alternatives are finalized. The idling of that facility is expected to, in the near term, have an adverse effect on the Company’s net sales related to bottom-weight woven apparel fabrics.

The Company and Phong Phu Corporation have completed building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG-PP Joint Venture is 60% owned by the Company. Construction of these facilities commenced in March 2007 but is not expected to reach full production until late 2009 or early 2010, depending on the effects of the current global economic recession. This venture is expected to offer apparel customers a total supply chain solution from fabric to finished garments. The operation will focus on the production of cotton bottom-weight fabrics and finished garments. Capabilities will include dyeing and finishing fabric operations as well as garment production. This integrated complex began to generate garment sales revenue through the Company’s cut/sew/laundry operation in the first half of 2008.

Outlook

Recent restrictions on liquidity and disruptions in the global financial markets are adversely impacting the availability and cost of incremental credit for many companies. These disruptions are also adversely affecting consumer spending in significant markets, including in both the automotive and apparel industries.

Sales of the Company’s automotive safety products are affected by total automotive sales and product penetration rates worldwide. In the long-term, as consumers continue to seek vehicles with higher safety content, such as the number and functionality of airbags and rollover protection airbag systems, the Company expects that sales will increase. However, the recent continued deterioration of global financial markets and slowed economic growth has further impacted near-term consumer confidence, resulting in a delay in purchases of durable consumer goods, such as automobiles. Certain significant customers of the automotive safety segment continue to announce further 2009 reductions in their manufacturing capacity, including plant closures, in response to the automobile manufacturers’ indications relating to the curtailment of many of the platforms. Declining market share, inherent legacy issues within the automobile manufacturers and the impact of declining consumer confidence have also contributed to the Company’s recent decisions with respect to the planned production cuts and capacity reductions. For the foregoing reasons and like the automotive supply industry generally, the Company continues to experience significant competitive pressure for its airbag products. Considering the recent trends in the automotive industry, vehicle sales in 2009 are projected to be below 2008 levels in both Europe and North America, which is expected to have a continued negative impact on the Company’s sales and operating results. Recession in key markets is expected to continue into 2009 with a slow improvement in automobile builds currently projected to commence in late 2009 and through 2010.

The Company’s apparel business is predominately affected by changes in retail sales, as well as inventory at the retail and the manufacturer level, which generally began to decline in 2007 and have continued to decline. Based on the current economic conditions, retail sales are expected to weaken even further into 2009, which is expected to have a continued negative impact on the Company’s sales and operating results.

Based on continued news of a worsening financial crisis in the United States and Europe, and the expectation of significantly reduced apparel demand at retail, cotton and wool prices declined in the latter part of 2008 and through the first quarter of 2009. However, as the Company has firm purchase commitments for such materials that generally extend into mid-2009, higher raw material prices incurred in 2007 and 2008 have placed a considerable operational and financial burden on the Company and are expected to negatively impact the Company through the first half of 2009. For a further discussion of the firm commitments and the accrued unrealized loss on such firm commitments during 2008 and 2009, see Note 8 to the accompanying unaudited condensed consolidated financial statements. It is unclear whether the recent decline of the spot price of certain commodities (including cotton and wool) is sustainable. The ultimate effect of these raw material cost changes on the Company’s earnings cannot be quantified, as the effect of movements in cotton and wool prices on industry selling prices is still uncertain; however, any dramatic or unexpected additional increase in raw material prices could have a material adverse effect on the Company’s results of operations.

In addition to higher cotton and wool prices incurred in 2008 and early 2009, other raw material, dye and chemical prices, and energy costs, increased significantly in 2008 on a global basis. These cost increases negatively impacted our financial results during 2008 and the first quarter of 2009. While certain of these costs have leveled off or decreased, prices remain significantly higher compared to prior years, and short and long-term price levels remain uncertain. In the event that costs remain at these levels or re-escalate, and the Company is unable to pass through cost increases to customers while maintaining historical sales volume levels, these increases may have a material adverse effect on the Company’s results of operations.

The Company’s financial position remains under stress at March 31, 2009, with limited liquidity, as the cash requirements of its operations, including the funding of operating losses and capital expenditure commitments, continue to exceed the cash generated from such operations. In addition, at that date the Company was not in compliance with certain debt covenants pursuant to certain debt instruments and has a significant amount of outstanding debt, which is scheduled to mature at various times in 2009. These financial issues, coupled with other issues such as the adverse effects of the global economic crisis on the Company’s businesses, raise substantial doubt about the Company’s ability to continue as a going concern. See the “Liquidity and Capital Resources” section for further information with respect to the Company’s current and projected liquidity issues.

Restructuring Charges and Asset Impairments

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company is continuing to re-evaluate all aspects of its businesses and operations to determine the best approach to mitigate the impact on the Company. In response to the significant economic uncertainties and concomitant business downturn, the Company took certain actions during the fourth quarter of 2008 and the first quarter of 2009 designed to reduce operating costs, and further evaluation may result in plant rationalization, global capacity optimization across businesses, restructuring initiatives or other actions, to improve its cost structure in order to further improve the Company’s competitive position. During the first quarter of 2009, the Company recognized impairment charges for goodwill and other intangible assets in the amount of $16.1 million, comprised of impairment of goodwill of $15.1 million and $1.0 million related to other intangible assets related to customer contracts recorded in the automotive safety segment.

In the first quarter of 2009, the Company recognized $1.9 million of restructuring charges consisting primarily of: $0.6 million related to manufacturing workforce reductions at two of its apparel plants and one automotive safety plant in Mexico, $0.5 million for severance and COBRA benefits related to additional capacity reductions at the Company’s White Oak plant, $0.3 million for severance and other associated costs to close and consolidate certain automotive safety facilities, $0.2 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans, and $0.3 million related to severance benefits associated with the decision to temporarily idle the Cone Denim de Nicaragua facility as discussed in Note 3 to the accompanying unaudited condensed consolidated financial statements. To the extent there is continued decline in general economic or business conditions, and/or further plant consolidation or restructuring initiatives are undertaken, such actions could result in the occurrence of additional cash restructuring charges and/or asset impairment charges, and such charges could be material.

Results of Operations

The Company reports its financial results in four reportable segments: automotive safety, bottom-weight woven apparel fabrics, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the CODM. The Company ceases to separately classify certain costs incurred during the start-up phase of new operations when the respective facilities first become operational. During the quarter ended June 30, 2008, operations at various international greenfield initiatives were no longer considered to be in the development stage and, as a result, the Company no longer presents a development stage segment or a line in the consolidated statements of operations called “start-up costs on international initiatives.” Such costs have been reclassified to cost of goods sold or selling and administrative expenses, and appear primarily in the bottom-weight woven apparel fabrics segment. In the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment data for all periods presented in the accompanying unaudited condensed consolidated financial statements have been recast to conform to the current presentation.

The automotive safety segment consists of airbag fabrics, curtains and cushions used in the automotive industry. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics, including government uniform fabrics for dress U.S. military uniforms. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform cotton fabrics primarily for battle fatigue U.S. military uniforms; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries such as fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; transportation services; and other miscellaneous items.

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the periods ended March 31, 2009 and March 31, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $1.4 million and $2.5 million, respectively.

The following table presents certain results of operations by reportable segment (in thousands):

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Net Sales:
Automotive Safety	$57,815	$116,310
Bottom-weight Woven Apparel Fabrics	93,526	104,323
Narrow Fabrics	10,723	15,063
All Other	25,056	30,191

	187,120	265,887
Intersegment sales	(1,367)	(2,528)

	$185,753	$263,359

(Loss) Income From Operations Before Income Taxes:
Automotive Safety	$(5,153)	$8,257
Bottom-weight Woven Apparel Fabrics	(7,326)	(7,342)
Narrow Fabrics	(69)	(1,026)
All Other	(289)	136

Total reportable segments	(12,837)	25
Corporate expenses	(5,452)	(5,393)
Expenses associated with refinancing activities	(2,287)	—
Expenses associated with corporate realignments	—	(5,671)
Other operating income - net	1,758	3
Restructuring and impairment charges	(17,991)	(1,187)
Interest expense	(17,711)	(11,669)
Other income (expense)	(1,764)	1,203

	(56,284)	(22,689)
Income tax benefit (expense)	1,136	(1,888)
Equity in income of unconsolidated affiliates	173	241

Net loss	(54,975)	(24,336)
Less: net loss attributable to noncontrolling interests	(2,797)	(2,004)

Net loss attributable to International Textile Group, Inc.	$(52,178)	$(22,332)

Comparison of Three Months Ended March 31, 2009 and Three Months ended March 31, 2008

Consolidated: The Company’s consolidated net sales in the quarter ended March 31, 2009 were $185.8 million, a decrease of $77.6 million, or 29.5%, from the $263.4 million reported in the quarter ended March 31, 2008. Net sales decreased in all segments primarily due to the unfavorable global economic environment, which resulted in reduced consumer purchasing activities and ultimately also resulted in the tightening of retail inventory levels. Sales volumes for substantially all of the Company’s markets were down from the prior year except for the bottom-weight woven apparel government dress uniform fabrics market. In addition to these economic pressures, the decline in the Company’s net sales was further exacerbated by an unfavorable shift in foreign currency exchange rates as a result of the overall continued strengthening of the U.S. dollar in 2009 as it related to the currencies in which the Company conducts its business.

Gross profit margin in the quarter ended March 31, 2009 was 0.1% compared to 8.4% in the quarter ended March 31, 2008. The decrease was primarily due to significant volume losses without corresponding adjustments to the plant production costs to support the lower sales volume, increased losses mainly at the Company’s international greenfield location in Vietnam which is not at full capacity, and price reductions provided to customers in the automotive safety segment.

Operating losses for the quarter ended March 31, 2009 were $37.1 million compared to a loss of $12.5 million in the quarter ended March 31, 2008. The decline in operating results of $24.6 million resulted primarily from the $20.8 million decline in gross profit, described above, and the $16.1 million in impairment charges recognized in the quarter ended March 31, 2009 with respect to the Company’s goodwill and customer contract intangible assets in the automotive safety segment. These unfavorable results were partially offset by lower selling and administrative expenses, lower realignment expenses, and lower restructuring charges compared to the prior period, as well as the reduction of the Company’s reserve for losses on firm purchase commitments. The Company recorded a non-cash impairment charge of $16.1 million during the quarter ended March 31, 2009 largely as the result of the drastic changes in consumer demand for automobiles and the corresponding decrease in automobile production and demand for the Company’s automotive safety products. See further discussion in “Goodwill and Other Impairment Charges” below.

Automotive Safety: Sales in the automotive safety segment were $57.8 million in the quarter ended March 31, 2009 compared to sales of $116.3 million in the quarter ended March 31, 2008. The decrease in sales primarily related to $47.8 million of reduced volumes as a result of the deterioration of the global economy and automotive markets as reduced consumer confidence is resulting in delays of purchases of durable goods such as automobiles. In addition, sales declined $5.0 million due to less favorable product sales mix and price reductions provided to customers, and a net unfavorable effect from foreign currency exchange in the amount of $5.8 million. The automotive safety segment has also been negatively affected by an increase in decisions to in-source production by certain of the segment’s customers.

Loss in the automotive safety segment was $(5.2) million in the quarter ended March 31, 2009 as compared to income of $8.3 million in the quarter ended March 31, 2008. The decline in volume and its effect on manufacturing performance negatively impacted results by $16.0 million, partially offset by lower raw material costs of $1.4 million and improved product mix of $1.5 million, were major contributors to the change in operating results for the 2009 quarter as compared to the prior year quarter.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the quarter ended March 31, 2009 decreased $10.8 million to $93.5 million as compared to the $104.3 million recorded in the quarter ended March 31, 2008. The decrease in sales primarily resulted from $20.0 million of lower domestic denim sales volume due to a slower retail environment (partially offset by a sales shift to the international greenfield operations), synthetic and wool volumes linked to planned reductions of the Company’s synthetic capacity (partially offset by a sales shift to the international greenfield operations), and worsening economic conditions impacting the wool worsteds businesses. Volume declines in this segment were partially offset by higher volumes in the U.S. government dress uniform fabrics market of $3.4 million, $1.8 million related to a new foreign government military program, and $4.0 related to increased sales prices as the Company attempted to adjust prices to recover some of its higher raw material and energy costs.

Loss in the bottom-weight woven apparel fabrics segment was $7.3 million in both the quarters ended March 31, 2009 and March 31, 2008. Improvements in operating results included $1.4 million due to manufacturing performance primarily in the government dress uniform fabric and synthetic businesses, lower selling and administrative costs of $2.2 million and lower energy costs of $2.3 million. These improvements were offset by higher raw material costs of $3.2 million, manufacturing inefficiencies of $1.1 million associated with lower sales volumes primarily related to the worsted wool business and increased losses at the Company’s international greenfield initiative in Vietnam of $2.2 million.

Narrow Fabrics: Sales in the narrow fabrics segment were $10.7 million in the quarter ended March 31, 2009 compared to $15.1 million in the 2008 period. Sales in the narrow fabrics business decreased primarily due to a decline in seat belt fabric volumes due to lower sales of vehicles, primarily SUVs and large trucks, in North America, and to a lesser extent, lower selling prices. Loss in the narrow fabrics segment was $0.1 million in the quarter ended March 31, 2009 compared to $1.0 million in the 2008 period. The impact of lower prices and volumes of $1.3 million in the narrow fabrics segment was offset by an improvement in operating results primarily due to improvements in manufacturing quality and operating inefficiencies of $1.5 million and cost reductions of $0.8 million primarily related to labor and selling and administrative expenses.

All Other: Net sales in the all other segment for the quarter ended March 31, 2009 were $25.1 million compared to the $30.2 million recorded in the quarter ended March 31, 2008. Volumes decreased primarily due to lower demand for home decorative prints as fashion trends have shifted away from such products. These markets have also been negatively affected by diminished discretionary income and consumer spending in the U.S. Interior furnishings sales decreased in the quarter ended March 31, 2009 compared to the same period in 2008 primarily as a result of lower volumes due to weak economic conditions which have negatively impacted housing starts and the furniture industry and, to a lesser extent, price reductions provided to customers. Technical fabrics sales remained flat in the first quarter of 2009 compared to the first quarter of 2008.

Operating results in the commission finishing segment for the quarter ended March 31, 2009 were $0.2 million higher compared to the same period in 2008 primarily due to various cost reduction initiatives and lower energy costs. The interior furnishings products business recorded a loss of $0.8 million in the quarter ended March 31, 2009 compared to break even results in the quarter ended March 31, 2008 primarily due to lower sales volumes and decreased plant capacity utilization, higher raw material costs and inventory write-downs. Income from the technical fabrics market was $0.5 million in the quarter ended March 31, 2009 compared to $0.4 for the prior year period.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $19.9 million for the quarter ended March 31, 2009 compared to $27.8 million for the quarter ended March 31, 2008. As a percent of net sales, this expense was 10.7% and 10.6% for the 2009 and 2008 quarters, respectively. The 2009 amounts decreased primarily due to cost reduction programs that have resulted in lower salaries and benefits, travel costs and professional fees. In addition, the Company has incurred lower selling commissions and incentive accruals as the Company’s operations have been negatively affected by the factors described above. During the first quarter of 2009, the Company also was able to recover certain accounts previously written off as bad debt expense.

EXPENSES ASSOCIATED WITH REFINANCING ACTIVITIES: In the first quarter of 2009, the Company incurred expenses of $2.3 million consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to certain outstanding bank debt. While the Company is engaged in discussions with various lenders with respect to potential financing arrangements and alternatives, such costs through March 31, 2009 were exploratory in nature and not directly related to an actual refinancing plan, and therefore these costs have been expensed as incurred.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $5.7 million consisted primarily of legal, consulting and banking fees associated with the April 2008 realignment (the “Realignment”) and consolidation of certain of the Company’s automotive safety businesses into a single operating group, including modifications to the Company’s various financing agreements.

OTHER OPERATING INCOME—NET: Other operating income–net for the three months ended March 31, 2009 includes $1.7 million related to the reduction of the reserve for losses on cotton and wool purchase commitments (see Note 8). Other operating income–net for the three months ended March 31, 2009 and 2008 also includes gains and losses related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING: For the quarter ended March 31, 2009, the Company recognized $1.9 million for restructuring charges as compared to $1.2 million for the comparable period of 2008. In the first quarter of 2009, the Company recognized $1.9 million of restructuring charges, consisting primarily of: $0.6 million related to manufacturing workforce reductions at two apparel fabrics segment plants and one automotive safety segment plant in Mexico, $0.5 million for severance and COBRA benefits related to capacity reductions at certain bottom-weight woven apparel fabrics segment facilities, $0.3 million for severance and other associated costs to close and consolidate certain automotive safety segment facilities, $0.2 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans, and $0.3 million related to severance benefits associated with the decision to temporarily idle Cone Denim de Nicaragua. The 2008 restructuring charges primarily included $1.0 million for additional relocation and other associated costs to close and consolidate automotive safety segment facilities in Germany, as well as $0.2 million related to transitioning production from the Hurt finishing plant to other domestic facilities.

GOODWILL AND OTHER IMPAIRMENT CHARGES: 2008 non-cash impairment charges of $16.1 million primarily related to impairment of goodwill and other intangible assets related to customer contracts recorded in the automotive safety segment. Based on the further weakening of the macro-economic business environment and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the U.S. region since the 2008 annual review assessments and impairments, the Company has completed additional assessments of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment for impairment as of March 31, 2009. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment has been experiencing decreased operating results and cash flows beginning in the quarter ended September 30, 2008, greater than those previously anticipated in operating forecasts. Such decreases have continued and are estimated to continue through fiscal 2009. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill assigned to the automotive safety reporting unit was less than the carrying value on the consolidated balance sheet as of March 31, 2009 and, accordingly, the Company recognized a pre-tax non-cash impairment charge of $16.1 million in the quarter ended March 31, 2009.

The estimation of the fair value was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS No. 142. The determination of future cash flows is based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. In determining such rates, we used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing. Our WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and additional impairment of assets might be required to be recorded.

INTEREST EXPENSE: Interest expense of $17.7 million in the quarter ended March 31, 2009 was $6.0 million higher than interest expense of $11.7 million in the quarter ended March 31, 2008. The increase was primarily due to higher short term and long term borrowings outstanding (including $30.0 million of additional funding from three investment funds affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, provided to the Company on December 29, 2008), capitalization of interest in the 2008 period related to the Company’s international greenfield initiatives, and higher interest rates on the Company’s outstanding debt related to its senior subordinated notes and automotive safety business, partially offset by lower interest rates on other outstanding debt.

OTHER (EXPENSE) INCOME: Other expense (net) in the three months ended March 31, 2009 primarily included foreign currency exchange losses of $2.5 million, partially offset by gains on derivative instruments of $1.0 million. Other income of $1.1 million in the three months ended March 31, 2008 was primarily related to foreign currency exchange gains.

INCOME TAX BENEFIT (EXPENSE): Income tax benefit was $1.1 million in the quarter ended March 31, 2009 in comparison with income tax expense of $1.9 million in the quarter ended March 31, 2008. This reduction was primarily driven by reduced earnings or increased losses in foreign jurisdictions, primarily in Mexico and Germany. Significant net operating losses and loss carryforwards exist in the United States; however the benefit from these losses is fully offset by a valuation allowance. The Company has tax holidays in certain jurisdictions that provide for a 0% tax rate or a reduced tax rate for a defined number of taxable years in each of these jurisdictions. Income tax expense for the first quarter of 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of an increase of $12.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is less likely than not, $4.1 million related to foreign income tax rate differentials, primarily related to countries with tax holidays and Germany, $1.7 million related to nondeductible goodwill impairment, and certain foreign and domestic non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense related to the first quarter of 2008 was different from the amount obtained by applying statutory rates to income before income taxes primarily as a result of the establishment of a $6.3 million valuation allowance on the increase in deferred tax assets, $2.7 million related to foreign income taxed at different rates, $0.9 million related to foreign earnings taxed in the U.S., and certain non-deductible business expenses.

NONCONTROLLING INTEREST: Net losses attributable to noncontrolling interests were $2.8 million in the quarter ended March 31, 2009 compared to $2.0 million in the quarter ended March 31, 2008. The increase in net losses attributable to noncontrolling interests in 2009 was primarily related to the Company’s joint ventures in Vietnam and China as they continue to increase production levels.

Liquidity and Capital Resources

The Company’s principal sources of funds have generally been borrowings under bank credit facilities, issuances of senior subordinated notes, project financing arrangements, issuances of shares of preferred stock, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to unsecured subordinated notes. During the first quarter of 2009, the Company’s principal uses of funds consisted of operating expenditures, capital expenditures, and payments of interest on bank debt which were primarily funded by bank revolver loans.

The Company’s financial position remains under stress, with limited liquidity, as the cash requirements of its operations, including the funding of operating losses and capital expenditure commitments, continue to exceed the cash generated from such operations. At March 31, 2009, the Company’s primary credit facilities consisted of (i) a Credit Agreement, dated as of December 29, 2006, by and among ITG and certain of its subsidiaries, and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Bank Credit Agreement”), (ii) a Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A. de C.V., a wholly owned subsidiary of ITG (as amended, the “Mexican Holding Company”), and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Term Loan Agreement”), (iii) a Term and Revolving Loan Agreement, dated as of December 8, 2006, by and among ITG Automotive Safety Holdings LLC, a wholly owned subsidiary of ITG (“Automotive Safety Holdings” n/k/a Global Safety Textile Holdings LLC), ITG Automotive Safety Textiles Acquisition GmbH, an indirect wholly owed subsidiary of ITG (“Acquisition GmbH”), and Goldman Sachs Credit Partners L.P. and UBS Securities LLC, and the lenders party thereto (as amended, the “Automotive Safety Facility”), and (iv) various loan agreements entered into by certain project finance entities related to the Company’s operations in China, Vietnam and Nicaragua. In addition, the Company had outstanding senior subordinated notes due June 6, 2011, issued pursuant to a Senior Subordinated Note Purchase Agreement dated as of June 6, 2007 (as amended, the “Notes”), and various unsecured subordinated notes issued to funds affiliated with the Company’s chairman of the board of directors.

At March 31, 2009, the Company was not in compliance with certain of the covenants contained in the Bank Credit Agreement. The Bank Credit Agreement requires that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report dated March 27, 2009 of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 was unqualified but contained an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. The lenders thereunder have deemed the inclusion of such paragraph to be a violation of a covenant in the Bank Credit Agreement and a default thereunder. In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights, which does not waive this default but puts the Company on notice that the lenders will decide in their sole discretion on a “day-to-day” basis whether or not to exercise any available rights and remedies under the Credit Agreement, including whether to make further loans to the Company. In accordance with the terms of the Bank Credit Agreement, as a result of the default, effective March 30, 2009 the Applicable Margin was increased by 2.0% and the portion of the aggregate commitment amount under the Revolving Credit Facility in excess of $87.5 million was terminated. The Company continues to have discussions with the lenders under the Bank Credit Agreement to obtain any necessary waivers of default under that agreement. There is, however, no assurance that the Company will be successful in obtaining the necessary waivers for any existing or future default under that agreement. In the event the Company is unable to obtain any such required waivers, then such lenders would have the right to demand immediate repayment of the Company’s obligations thereunder, which could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes as defined herein) to declare all borrowings thereunder to be immediately due and payable.

At December 31, 2008 and March 31, 2009, the Company was not in compliance with certain debt covenants under the Automotive Safety Facility, which matures on June 30, 2009. As a result of such non-compliance, the Company was prohibited by the first lien lenders thereunder from making certain interest payments on the Second Lien Term Loan that became due in March 2009. The Company has been engaged in discussions with the lenders under the Automotive Safety Facility, and had obtained a waiver of the defaults from those lenders, which was effective through May 1, 2009, as well as a deferral of the interest and principal payment obligations with respect to any loan under the Automotive Safety Facility. Although the waiver has expired by its terms, the Company continues to be in discussions with the lenders under the Automotive Safety Facility regarding obtaining an additional waiver, and restructuring the terms and conditions of the overall borrowing arrangements thereunder, including the maturity date. To date, the lenders have not sought to exercise their right to accelerate the repayment obligations under the Automotive Safety Facility. The Company has engaged financial advisors to assist it in developing a plan of restructuring and recapitalization of Automotive Safety Holdings and the Automotive Safety Facility. In connection with developing such a plan of restructuring and recapitalization, certain entities affiliated with WLR have committed to provide material interim financial support to Automotive Safety Holdings, as well as to make additional material investments in debt and equity interests as part of such a restructuring and recapitalization. There is, however, no assurance that the Company will be successful in reaching an agreement to restructure the Automotive Safety Facility on acceptable terms, or that the lenders will grant additional waivers of existing or future defaults.

Furthermore, there is no assurance that any conditions the lenders may impose on the Company in connection with such a restructuring would be acceptable. In the event that the Company is unable to reach a mutually satisfactory arrangement with the lenders under the Automotive Safety Facility, with respect to restructuring the terms and conditions of that facility, or to obtain necessary waivers from the lenders of any present or future defaults under that facility, the lenders would continue to have the right to demand immediate repayment of all our obligations under the Automotive Safety Facility. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely the Notes, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable. Furthermore, even if the lenders continue to provide necessary waivers of current or future covenant defaults in the near term, the Company must reach an agreement to restructure the Automotive Safety Facility, or obtain replacement financing arrangements or otherwise recapitalize or restructure the Company and its automotive safety operations or take other necessary steps, prior to the scheduled maturity of those borrowings thereunder on June 30, 2009.

In addition, at March 31, 2009, the Company was not in compliance with certain covenants under the terms of the Notes. The Company has obtained limited waivers of such defaults from the holders of the Notes. The limited waivers apply until such time that any potential amendments or modifications to the covenants are obtained and expire upon the earliest of June 1, 2009 or the occurrence of certain events as defined in the limited waivers. In the event that the Company is unable to reach an agreement with the holders of the Notes on such amendments or modifications, and the Company is unable to obtain further waivers of any present or future defaults, then such holders would have the right to demand immediate repayment of the Company’s obligations under the Notes. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Bank Credit Facility and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable.

A significant amount of the Company’s outstanding debt matures at various times in 2009, including, based on amounts outstanding on March 31, 2009, $189.5 million under the Automotive Safety Facility due upon its maturity in June 2009, $45.1 million under the Bank Credit Agreement due in December 2009 and $10.0 million under the Term Loan Agreement due in December 2009. In addition, $3.1 million under the Jiaxing Burlington Textile Company and ITG-Phong Phu Joint Venture bank facilities are due within the twelve months after March 31, 2009.

As discussed in “Liquidity and Capital Resources—Bank Credit Agreements” and Note 4 to the accompanying unaudited condensed consolidated financial statements, in light of the recent decisions by the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their respective Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and has temporarily idled the facility until such decisions have been finalized. In April 2009, the Company received a Notice of Occurrence of a Material Adverse Change from Inter-American Investment Corporation (“Inter-American”) which states that the closing of the Nicaragua production facility constitutes a material adverse change (as defined) and, in accordance with the term loan agreement, must be remedied within thirty days of the date of the letter. In addition, on May 11, 2009, the Company received an additional notice from Inter-American to the effect that the Company failed to deliver to Inter-American, within the time period required by the term loan agreement, the Company’s audited financial statements for the year ended December 31, 2008. These notices further indicate that if not remedied, these situations will result in an event of acceleration whereby the term loan, together with any accrued and unpaid interest, would be immediately due and payable. The Company is currently in negotiations with the lenders with respect to this notice. In addition, CDN has accumulated losses that exceed two thirds of its capital stock. In accordance with the Code of Commerce of Nicaragua, this situation may be a cause of dissolution if the Company does not make additional capital contributions necessary to maintain at least one third of CDN’s capital stock. Additionally, creditors of CDN may request its dissolution if they can prove that one-half of the value of the CDN’s capital stock has been lost. The Company can oppose such request if it gives the necessary guarantees to pay its creditors.

As of March 31, 2009, the Company had $4.7 million of unamortized deferred financing costs related to prior financings which could be required to be written off and charged to expense if the Company’s current debt is extinguished, modified or refinanced under certain circumstances.

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

The Company’s unaudited condensed consolidated financial statements included herein are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operating activities in recent periods, is currently not in compliance with certain covenants pursuant to certain debt instruments, and has a significant amount of outstanding debt, which is scheduled to mature at various times in 2009, all of which raise substantial doubt about the Company’s ability to continue as a going concern. As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon its ability to (i) obtain modifications, amendments, restructure or obtain replacement financing for any current debt instruments in which the Company is not in covenant compliance, (ii) refinance our existing debt maturing at various times during 2009, (iii) attain and remain in compliance with all applicable covenants in its existing debt agreements, (iv) obtain additional equity contributions or debt financing, (v) reduce expenditures and attain further operating efficiencies, and, (vi) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment as well as the Company’s recent financial performance, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company. In any event, there can be no assurance that the Company will be able to achieve profitability and positive cash flows or, that the Company will be able to remain in compliance with any then applicable covenant requirements. The Company’s financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in applicable debt agreements that limit cash dividends and loans to the Company. Of the Company’s consolidated cash balance of $33.3 million at March 31, 2009, approximately $28.9 million at certain subsidiaries is restricted due to limitations in debt agreements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to governmental restrictions that restrict and/or limit loans and dividends to the Company. At March 31, 2009, the Company’s proportionate share of restricted net assets of consolidated subsidiaries was approximately $11.0 million.

The carrying amounts of cash, accounts receivable, certain other financial assets, and accounts payable are reasonable estimates of their fair value at each applicable measurement date because of the short maturity of these instruments. The Company is not able to estimate the fair value of its Notes, its unsecured subordinated notes, borrowings under its various bank loans or other long-term debt instruments because these securities are not publicly traded and/or were originally issued in privately-negotiated transactions. However, based on changes in general credit markets, the general deterioration of conditions in the North American and European automotive markets and the Company’s financial results since the issuance of these securities, the Company estimates that such debt instruments would have fair values less than the respective carrying values March 31, 2009.

Cash Flows

During the first quarter of 2009, the Company’s principal uses of funds consisted of funding operating losses, where expenditures have been in excess of revenues, including for its international greenfield initiatives; capital expenditures; and payment of interest on bank debt. The principal sources of funds during this period included working capital reductions, net borrowings under the Company’s various loan agreements, and distributions from unconsolidated affiliates.

Comparison of Quarter Ended March 31, 2009 and Quarter Ended March 31, 2008

OPERATING ACTIVITIES: Net cash used in operating activities was $7.4 million (due to operating losses) in the first quarter of 2009 compared to net cash used in operating activities of $3.7 million in the comparable 2008 period. The increase in cash used in operating activities in 2009 was mainly due to increased operating losses. Accounts receivable represented approximately 53 days of sales outstanding at March 31, 2009 as compared to 45 days of sales outstanding at December 31, 2008. Inventories and accounts payable represented approximately 65 days and 23 days, respectively, of days cost of sales outstanding at March 31, 2009 as compared to 67 days and 23 days, respectively, of days cost of sales outstanding at December 31, 2008. The Company estimates making contributions in the range of $1.0 million to $3.0 million in 2009 to the frozen Burlington Industries defined benefit pension plan, depending on plan asset performance and actual benefit payment levels.

INVESTING ACTIVITIES: Net cash used in investing activities was $1.1 million in the first quarter of 2009 compared to $38.2 million in the 2008 period, which periods included capital expenditures of $2.3 million and $39.9 million, respectively. Capital expenditures for the international greenfield projects were $30.8 million in the 2008 period. Capital expenditures for the 2009 fiscal year are projected to be approximately $10.0 million, with $6.0 million related to the Company’s automotive safety segment and $3.0 million related to the bottom-weight woven apparel fabrics segment. Investing activities for the 2009 period included $1.0 million of distributions from the Company’s Summit Yarn joint venture.

FINANCING ACTIVITIES: Net cash provided by financing activities of $16.0 million in the first quarter of 2009 was primarily attributable to net borrowings under the Company’s revolving loan agreements and short-term bank borrowings, partially offset by repayments of certain term loan and capital lease obligations. Net cash provided by financing activities of $32.0 million in the first quarter of 2008 was primarily attributable to net borrowings used to fund international operations and expansion, partially offset by repayments of certain term loan and capital lease obligations.

Bank Credit Agreements

Revolving and term loans

On December 29, 2006, the Company and certain of its subsidiaries entered into a Bank Credit Agreement and a Term Loan Agreement with General Electric Capital Corporation and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009.

In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights (the “Notice”) which, as described below, provides the lenders certain rights, and imposes certain additional limitations on the Company, under this agreement. Prior to March 30, 2009, the Bank Credit Agreement provided for a revolving credit facility (the “Revolving Credit Facility”), including a letter of credit sub-facility, in the aggregate amount of up to $129.0 million. Prior to March 30, 2009, the interest rate margin applicable to loans made under the Revolving Credit Facility was 2.75% in excess of the LIBOR rate, or 1.75% in excess of the prime rate, as selected by the Company (“the Applicable Margin”). Prior to March 30, 2009, the Bank Credit Agreement contained a provision for commitment increases of up to $50.0 million in the aggregate, in amounts of no less than $25.0 million per increase, subject to the satisfaction by the Company of certain conditions. The Revolving Credit Facility requires the payment of a commitment fee of either 0.25% or 0.375% per year, depending on amounts borrowed, payable monthly.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than ITG Automotive Safety Holdings LLC (“Automotive Safety Holdings” n/k/a Global Safety Textile Holdings LLC) and its U.S. subsidiaries) and a pledge by the Company of the stock of certain of its foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan

Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone. At March 31, 2009, there was $45.1 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.8% and $10.0 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.3%.

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

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. At March 31, 2009, the Company had approximately $21.7 million of availability and $20.7 million of average adjusted availability. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain average adjusted availability or availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At March 31, 2009, average adjusted availability was approximately $20.7 million, and the Company was subject to such restrictions;

•

If average adjusted availability is less than $17.5 million or if availability is less than $12.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at March 31, 2009; and

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, certain funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, could be requested by the lenders under the Bank Credit Agreement to make either a cash capital contribution or a subordinated loan to the Company in specified amounts not to exceed $15.0 million. Furthermore, if availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

Based on the current expectation that the cash requirements of the Company’s operations will continue to exceed the cash generated from such operations in the near term, it is possible, absent an additional debt or equity infusion, that the Company’s average adjusted availability could decline below $17.5 million, possibly during the quarter ending June 30, 2009 or thereafter. In the event that the Company’s average adjusted availability were to fall below the $17.5 million level, then the Company would be required to comply with the specified fixed charge coverage ratio in the Bank Credit Agreement. Further, assuming no modifications or amendments to, or waivers from, such availability requirements, and based on the Company’s financial performance through March 31, 2009 and management’s near term expectations, the Company would fail to be in compliance with the fixed charge coverage ratio. Such noncompliance, if not waived or cured, could allow the lenders under the Bank Credit Agreement to discontinue lending and to accelerate the payment of the related debt, and could allow lenders under our other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations.

The Bank Credit Agreement requires that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report dated March 27, 2009 of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 was unqualified but contained an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. The lenders thereunder have deemed the inclusion of such paragraph to be a violation of a covenant in the Bank Credit Agreement and a default thereunder. In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights, which does not waive this default but puts the Company on notice that the lenders will decide in their sole discretion on a “day-to-day” basis whether or not to exercise any available rights and remedies under the Bank Credit

Agreement, including whether to make further loans to the Company. In accordance with the terms of the Bank Credit Agreement and the Notice, effective March 30, 2009 the Applicable Margin was increased by 2.0% and the portion of the aggregate commitment amount under the Revolving Credit Facility in excess of $87.5 million was terminated. The Company continues to have discussions with the lenders under the Bank Credit Agreement to obtain any necessary waivers of default under that agreement. There is, however, no assurance that the Company will be successful in obtaining the necessary waivers for existing or future default under that agreement. In the event the Company is unable to obtain any such required waivers, then such lenders have the right to demand immediate repayment of the Company’s obligations thereunder, which could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings thereunder to be immediately due and payable.

The Automotive Safety Facility consists of a €19.8 million (approximately $26.0 million at March 31, 2009) revolving credit facility (the “Automotive Safety Revolver”), which matures on June 30, 2009. This facility was fully drawn at March 31, 2009. ITG Automotive Safety Textiles Acquisition GmbH is also party to a €98 million (approximately $129.0 million at March 31, 2009) first lien term loan (the “First Lien Term Loan”) and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan (the “Second Lien Term Loan”), each of which were fully drawn at March 31, 2009 and mature on June 30, 2009.

Borrowings under the Automotive Safety Facility bear interest at a variable rate which is equal to EURIBOR or LIBOR, plus an applicable margin. Pursuant to the Automotive Safety Facility, as amended, the margins on the Automotive Safety Revolver, the First Lien Term Loan and the Second Lien Term Loan thereunder are 5.5%, 5.5% and 14.0%, respectively. The 14.0% margin consists of a cash portion of 9.0% and a noncash payable in-kind portion of 5.0%, with the payable in-kind interest compounded semi-annually. At March 31, 2009, there was $22.7 million in U.S. dollar loans at an interest rate of 8.0% and $3.3 million in Euro loans at an interest rate of 9.8% outstanding under the Automotive Safety Revolver, €98.0 million (approximately $129.0 million at March 31, 2009) outstanding under the First Lien Term Loan at an interest rate of 9.8%, and $34.1 million outstanding under the Second Lien Term Loan at an interest rate of 14.6%. The Automotive Safety Facility contains floors on EURIBOR and LIBOR rates at 4.34% and 2.53%, respectively. In addition, the Automotive Safety Facility requires the payment of a commitment fee of 0.5% per year, payable quarterly.

The Automotive Safety Facility contains affirmative and negative covenants customary for financing transactions of this type, including, but not limited to, interest coverage, a debt coverage ratio and a fixed charge coverage ratio which are calculated quarterly, and restrictions on uses of proceeds, capital changes, mergers, dividend payments, capital expenditures, indebtedness, liens, acquisitions and investments, all as defined or described in the Automotive Safety Facility. At December 31, 2008 and March 31, 2009, the Company was not in compliance with certain debt covenants (interest coverage, debt coverage ratio and fixed charge coverage ratio) and other requirements thereunder. As a result of such noncompliance, the Company was prohibited by the first lien lenders thereunder from making certain interest payments on the Second Lien Term Loan that became due in March 2009.

The Company has been engaged in discussions with the lenders under the Automotive Safety Facility, and had obtained a waiver of the defaults from those lenders, which was effective through May 1, 2009, as well as a deferral of the interest and principal payment obligations with respect to any loan under the Automotive Safety Facility. Although the waiver has expired by its terms, the Company continues to be in discussions with the lenders under the Automotive Safety Facility regarding obtaining an additional waiver, and restructuring the terms and conditions of the overall borrowing arrangements thereunder, including the maturity date. To date, the lenders have not sought to exercise their right to accelerate the repayment obligations under the Automotive Safety Facility. The Company has engaged financial advisors to assist it in developing a plan of restructuring and recapitalization of Automotive Safety Holdings and the Automotive Safety Facility. In connection with developing such a plan of restructuring and recapitalization, certain entities affiliated with WLR have committed to provide material interim financial support to Automotive Safety Holdings, as well as to make additional material investments in debt and equity interests as part of such a restructuring and recapitalization. There is, however, no assurance that the Company will be successful in reaching an agreement to restructure the Automotive Safety Facility on acceptable terms, or that the lenders will grant additional waivers of existing or future defaults.

Furthermore, there is no assurance that any conditions the lenders may impose on the Company in connection with such a restructuring would be acceptable. In the event that the Company is unable to reach a mutually satisfactory arrangement with the lenders under the Automotive Safety Facility, with respect to restructuring the terms and conditions of that facility, or to obtain necessary waivers from the lenders of any present or future defaults under that facility, the lenders would continue to have the right to demand immediate repayment of all the obligations under the Automotive Safety Facility. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely the Notes, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable. Furthermore, even if the lenders continue to provide necessary waivers of current or future covenant defaults in the near term, the Company must reach an agreement to restructure the Automotive Safety Facility, or obtain replacement financing arrangements or otherwise recapitalize or restructure the Company and its automotive safety operations or take other necessary steps, prior to the scheduled maturity of borrowings thereunder on June 30, 2009.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 4.2% at March 31, 2009. As amended in April 2009, one-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $25.8 million at March 31, 2009.

The shareholders of the Cone Denim (Jiaxing) Limited joint venture, including the Company, have advanced unsecured non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the Company’s consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.” Also included in this balance sheet line item are three loans payable to the Company’s automotive safety segment joint venture partner in China, which totaled to $1.5 million at March 31, 2009. These loans are due in 2010 and 2011 and incur interest at an annual rate of 10.0%.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange rate changes. At March 31, 2009, these loans were fully drawn. The term loan is to be repaid in equal quarterly installments from November 2009 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At March 31, 2009, outstanding borrowings under this facility were $11.9 million with a weighted average interest rate of 6.3%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans. At March 31, 2009, $22.3 million was outstanding under this facility with a weighted average interest rate of 9.8%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, CDN entered into a term loan agreement with Inter-American Investment Corporation and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. The amount of the financing totals $37.0 million and is for a term of seven years. Loans are to be repaid in up to 20 quarterly installments starting in the quarter that is 24 months from the date of the first disbursement of each loan. The term loans bear interest at LIBOR plus a margin of 4% until such time, if and when, CDN acquires and grants a first ranking registered mortgage in favor of and acceptable to the lenders under the term loan agreement. At March 31, 2009, $37.0 million was outstanding under this facility with an interest rate of 5.4%. The term loan is non-recourse, but is secured by a pledge of the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement) in funds available to CDN by way of subordinated loans or equity under certain circumstances, including: (i) if necessary to achieve the physical completion date, (ii) if necessary to ensure compliance with financial covenants or (iii) to cover a shortfall against a budget. As described elsewhere hereinabove, in light of the recent decisions by the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and has temporarily idled the facility until such decisions have been finalized. In April 2009, the Company received a Notice of Occurrence of a Material Adverse Change from Inter-American which states that the closing of the Nicaragua production facility constitutes a material adverse change (as defined) and, in accordance with the term loan agreement, must be remedied within thirty days of the date of the letter. In addition, on May 11, 2009, the Company received an additional notice from Inter-American to the effect that the Company failed to deliver to Inter-American, within the time period required by the term loan agreement, the Company’s audited financial statements for the year ended December 31, 2008. These notices further indicate that if not remedied, these situations will result in an event of acceleration whereby the term loan, together with any accrued and unpaid interest, would be immediately due and payable. CDN has accumulated losses that exceed two thirds of its capital stock. In accordance with the Code of Commerce of Nicaragua, this situation may be a cause for dissolution if the Company does not make additional capital contributions necessary to maintain at least one third of CDN’s capital stock. Additionally, creditors of CDN may request its dissolution if they can prove that one-half of the value of the CDN’s capital stock has been lost. The Company can oppose such request if it gives the necessary guarantees to pay its creditors. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding.

Senior subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”) with an original interest rate of 18.0% per annum, such rate subject to periodic increases if the Company had not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before certain dates beginning on December 6, 2008. The Company did not complete a Qualified Issuance by December 6, 2008 and the interest rate increased to 20% on that date under the terms of the Notes. The interest rate will increase by an additional 1.0% per annum on June 6 and December 6 of each remaining year if a Qualified Issuance does not take place on or before such dates. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind. As the Company was not in compliance with certain covenants under the terms of the Notes (related to the Automotive Safety business) as of March 31, 2009, the Company has obtained limited waivers of such defaults from the holders of the Notes which resulted in an increase in the interest rate to 22.5% beginning on February 20, 2009 and until such time that any potential amendments or modifications to the covenants are obtained. The Company has obtained a limited waiver effective through June 1, 2009 for existing covenant violations related to its Notes and plans to continue discussions with the holders of its Notes regarding amendments or modifications to the agreement governing the terms of the Notes, including an extension of that waiver to remedy the existing covenant violations thereunder. At March 31, 2009, $108.8 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal, at an interest rate of 22.5%. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. Also, there are minimum EBITDA (as defined in the purchase agreement relating to the Notes) requirements for the automotive safety segment and, beginning December 31, 2008, there were additional leverage ratio covenants, including the debt coverage ratio, as defined in the Company’s Automotive Safety Facility, of 3.60x as of March 31, 2009. Due to reduced operating income, largely attributable to the global financial crisis and the production costs and capacity reductions in the automotive industry experienced during the fourth quarter of 2008 and first quarter of 2009, the Company was not in compliance with such debt covenants and other requirements at December 31, 2008 and March 31, 2009. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of Automotive Safety Holdings and the Intra-company Note. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement. The limited waivers referred to above apply until such time that any potential amendments or modifications to the covenants are obtained and expire upon the earliest of June 1, 2009 or the occurrence of certain events as defined in the limited waivers. In the event that the Company is unable to reach a mutually satisfactory restructuring arrangement with the lenders under the Automotive Safety Facility or to obtain necessary modifications or amendments to the Notes, the respective lenders would have the right to demand immediate repayment of all obligations under the Notes. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable.

The purchase agreement relating to the Notes also provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries (other than Automotive Safety Holdings and its U.S. subsidiaries) of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries, other than Automotive Safety Holdings and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted pursuant to the purchase agreement relating to the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements.

Unsecured subordinated notes—related party

As of March 31, 2009, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At March 31, 2009, $63.0 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 9,423,854 shares of Series A Preferred Stock were issued and outstanding at March 31, 2009 and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) none of which were issued or outstanding at March 31, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Shares of Series B Preferred Stock are authorized to be issued pursuant to the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). The certificate of designation relating to the Series B Preferred Stock provides the following:

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

Commitments

At March 31, 2009, ITG had capital expenditure commitments of less than $0.1 million and raw material contracts totaling $43.8 million (see Contractual Obligations below). ITG plans to fund these obligations, depending upon limitations in its various loan agreements, from a combination of borrowings under its Bank Credit Agreement as well as through other external sources of financing as management deems appropriate, to the extent available to the Company. ITG believes that future external financing may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the board of the Company, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008 and continuing through the first quarter of 2009, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. Accordingly, at March 31, 2009, market prices of cotton and wool were substantially lower than the prices at which the Company was committed to purchase such commodity raw materials in the future under its firm purchase commitments contracts. In accordance with GAAP, the Company has accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at March 31, 2009 amounted to $4.7 million. The reduction in the accrual for unrealized losses on firm purchase commitments of $1.7 million is included in other operating income in the accompanying unaudited condensed statement of operations for the quarter ended March 31, 2009 and such reduction primarily is the result of the receipt and/or consumption of the related raw materials during the quarter. If cotton and wool prices increase in future periods, the Company would not reverse the unrealized loss recorded against its firm purchase commitments under GAAP.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, in no less than one third increments, that may be exercised in 2010, 2011 or 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Such payment may be made in stock if the Company’s securities are traded on the New York Stock Exchange or the NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to perform under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one- third increments at the Valuation Price that may be exercised in 2012, 2013 or 2014. A party to this joint venture may sell its equity interest to a non-competitor after July 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 2012, a party who holds more than 50% of the joint venture equity interests wishes to sell all, and not less than all, of such interests to a bona fide arm’s length third party, then the other party shall be included in the transfer if requested by the selling party at a price to be paid in cash and not less than the Valuation Price.

At December 31, 2008, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $13.3 million. The Company contributed $22.9 million to this plan during fiscal year 2007, $0.3 million during fiscal year 2008, and $0.4 million in the first quarter of 2009. The Company estimates making contributions to this plan in 2009 in the range of $1.0 million to $3.0 million. Such future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon headcount reductions, if any, that may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

At March 31, 2009, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2009, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”).

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At March 31, 2009, the Company’s unaudited condensed consolidated balance sheet reflected a current liability with a fair value of $0.3 million related to commodity derivative instruments.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented; therefore, the ineffective portion of changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for the applicable periods presented; realized gains and losses related to these derivatives are included in cost of sales. At March 31, 2009, the Company’s unaudited condensed consolidated balance sheet reflected a current liability with a fair value of $1.8 million related to foreign currency derivative instruments.

On November 4, 2008, Automotive Safety Holdings entered into an interest rate cap agreement with a notional amount of €63.0 million (approximately $83.2 million at March 31, 2009) that matures in May 2009. The Company did not designate this instrument as a hedge under hedge accounting rules for any of the periods presented. Changes in the interest rate derivatives’ fair values are recorded in the unaudited condensed consolidated statements of operations in interest expense. At March 31, 2009, there was no fair value recorded related to interest rate derivative instruments.

Gains and losses on derivative instruments were as follows: $0.4 million loss in the first quarter of 2009 and $0.4 million gain in the first quarter of 2008.

Contractual Obligations

	Payments Due by Period (in thousands)
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:

Long term debt including related interest payments	$555,724	$413,618	$37,899	$100,691	$3,516
Capital lease obligations	13,644	3,745	5,553	3,950	396
Operating lease obligations	21,520	4,890	7,982	5,210	3,438
Capital purchase obligations (1)	—	—	—	—	—
Other obligations (2)	49,524	49,415	88	21	—
Other long-term liabilities reflected on the registrant’s balance sheet	23,789	1,877	2,187	333	19,392

Total at March 31, 2009	$664,201	$473,545	$53,709	$110,205	$26,742

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment and were less than $0.1 million at March 31, 2009. They were not recorded as liabilities on ITG’s balance sheet as of March 31, 2009, as ITG had not yet received or taken title to the property, plant or equipment.
(2)	Other obligations include uncertain tax positions of $3.2 million recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” as well as payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of March 31, 2009, these unrecorded obligations primarily included $17.8 million for cotton purchase contracts, $8.4 million for wool purchase contracts, $14.2 million for yarn purchase contracts and $5.9 million for other raw material and supplies contracts. See “Commitments” above for a discussion of unrealized losses recognized on raw material firm purchase commitments.

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

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited condensed consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of March 31, 2009 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those reported in the Annual Report.

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, ITG evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes, and insurance costs, among others. These estimates and assumptions are based on managements’ best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic difficulties in the United States and European credit markets and the global markets. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities. To allow the time to consider the effects of the implementation issues that have arisen, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the Company adopted SFAS No. 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis on January 1, 2009. The deferral provisions of FSP 157-2 for nonfinancial assets and nonfinancial liabilities primarily applies to nonfinancial assets and liabilities initially measured at fair value in business combinations and nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, other intangible assets and long-lived asset impairment testing. The impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position. In October 2008, the FASB issued FSP FAS No. 157-3, “Determination of the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. The Company adopted SFAS No. 160 on January 1, 2009, at which time the balance in “minority interest” was reclassified and presented as “noncontrolling interest” within stockholders’ equity on the Company’s condensed consolidated balance sheets, and the amount of consolidated net income is clearly identified and presented on the condensed consolidated statements of operations for all periods presented. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. As a result of the adoption of this statement, the Company has expanded its disclosures regarding derivative instruments and activities within Note 7.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”) which amended the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The adoption of FSP 142-3 requires disclosures about the intent and/or ability to renew or extend the term of recognized intangible assets and the treatment of related costs incurred to renew or extend such terms. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company adopted FSP 142-3 on January 1, 2009, and such adoption did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). This accounting is required beginning when SFAS 141(R) became effective on January 1, 2009 for the Company, and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141(R)). The adoption of SFAS 141(R) did not have a material effect on the Company’s financial condition or results of operations. The Company has $2.7 million of goodwill at March 31, 2009 related to previous business combinations. The Company cannot determine what effect, if any, SFAS 141(R) will have on the results of its impairment testing subsequent to March 31, 2009.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s results of operations, financial condition or stockholders’ equity.

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 will require more detailed disclosures regarding defined benefit pension plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP FAS 132R-1 becomes effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP FAS 132R-1 are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure impact of FSP FAS 132R-1.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141(R). The FSP applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the FSP effective January 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions related to the fair value, recognition, impairment and presentation of certain assets and liabilities. FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides guidance on how to determine whether a security held as an available-for-sale, or held-to-maturity, security would be other-than-temporarily-impaired, and provides a methodology for determining whether the security is other-than-temporarily impaired. FSP FAS 115-2 and FAS 124-2 also require the determination of the amount of impairment relating to the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security (referred to as credit loss), which is reported in earnings in the period identified, and the amount of impairment related to other factors, which is reported in other comprehensive income and amortized into the impaired security over its remaining life. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance to help determine whether a market is inactive and to determine whether transactions in that market are not orderly. FSP FAS 157-4 also requires additional disclosures in circumstances where an entity has determined that a market is inactive and transactions in that market are not orderly. Each of these FASB Staff Positions are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the effects of these FASB Staff Positions and has not yet determined their impact on the Company’s consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

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

In April 2009, the Company was notified that an alleged shareholder derivative action had been filed in the Court of Common Pleas, County of Greenville, State of South Carolina, purportedly on behalf of the Company as the nominal plaintiff. The action names as defendants, among others, the Company (in a nominal capacity) and certain individuals who were officers and directors of a company formerly known as International Textile Group, Inc. at the time of a merger (the “Merger”) between the Company and such other company. The action alleges the breach of certain fiduciary duties by certain of the defendants, and makes certain related claims against such persons as well as certain of their former advisors, all in connection with the Merger. The Company is not aware of any claims being made against the Company in such suit; however, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims. In the event any claims are made against the Company, the Company would intend to defend itself vigorously.

ITEM 5.	OTHER INFORMATION

On May 19, 2009, the board of directors of the Company authorized and approved the entry by the Company into indemnification agreements (the “Agreements”) with each of its officers and directors. The Agreements, which are intended to clarify existing rights to indemnification and advancement of expenses currently available to the officers and directors of the Company and its subsidiaries under the Company’s certificate of incorporation and bylaws, will replace the existing indemnification agreements with officers and directors of the Company. These Agreements provide that the indemnification thereunder is available to the fullest extent permitted under applicable law.

A copy of the form of the Agreement, entered into by and between ITG and each of its officers and directors, is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit No.

10.1	Form of Indemnification Agreement for Officers and Directors

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski Vice President and Chief Accounting Officer

Date: May 20, 2009