Form 10-Q
period 2009-06-30
INTERNATIONAL TEXTILE GROUP INC
filed 2009-08-14
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 10, 2009 was 17,468,327.

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

In addition to changes to the underlying assumptions, important factors that could cause our actual results to differ materially from those made or implied by any forward-looking statements include, without limitation:

•

the timing and outcome of the reorganization under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) of certain of the Company’s subsidiaries engaged in the Company’s automotive safety business, and the restructuring of those subsidiaries;

•	noncompliance with any covenants in our financing agreements, or our inability to obtain any requisite waivers thereof;

•	the Company’s inability to repay or refinance its substantial debt as it becomes due in the next twelve months;

•	current economic conditions and the continued uncertain economic outlook;

•	continued disruptions in the financial markets;

•	the highly competitive and rapidly evolving market in which we operate;

•	cost pressures resulting in further integration or industry consolidation;

•	demand for the Company’s products;

•	our dependence on the success of, and our relationships with, our largest customers;

•	risks attendant to significant international operations;

•	our international greenfield initiatives not producing the expected benefits;

•	changing international trade regulations and future quantitative limits, duties or tariffs;

•	future government regulation;

•	changes in U.S. Government policies that are unfavorable to domestic manufacturers;

•	our inability to protect our proprietary information and prevent third parties from making unauthorized use of our products and technology;

•

the funding requirements of our assumed defined benefit pension plan or low investment performance by our pension plan assets, which may require the Company to increase its pension liability and expense; and

•	changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions.

Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Forward-looking statements include, but are not limited to, those described under Item 1A entitled “Risk Factors” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in other filings made from time to time with the SEC by the Company. You are encouraged to carefully review those risk factors for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate.

Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,078	$26,464
Accounts receivable, net	78,099	100,014
Sundry notes and receivables	5,563	9,790
Inventories	93,113	159,988
Deferred income taxes	—	531
Prepaid expenses	3,451	4,559
Other current assets	1,370	5,015

Total current assets	188,674	306,361
Investments in and advances to unconsolidated affiliates	407	925
Property, plant and equipment, net	241,358	423,362
Intangibles and deferred charges, net	3,436	9,302
Goodwill	2,740	17,827
Deferred income taxes	1,350	1,249
Other assets	1,131	2,225

Total assets	$439,096	$761,251

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of bank debt and other long-term obligations	$98,331	$260,346
Senior subordinated notes	115,042	103,854
Short-term borrowings	41,111	43,184
Accounts payable	35,532	54,990
Notes and accounts payable to Debtors and their subsidiaries	1,546	—
Sundry payables and accrued liabilities	24,629	48,337
Income taxes payable	1,495	2,487
Deferred income taxes	1,653	1,353

Total current liabilities	319,339	514,551
Bank debt and other long-term obligations, net of current maturities	71,554	96,468
Unsecured subordinated notes - related party	65,816	60,300
Notes payable to joint venture partners	2,940	4,441
Deferred income taxes	—	2,845
Other liabilities	20,179	22,737

Total liabilities	479,828	701,342
Commitments and contingencies
Equity (Deficit):
International Textile Group, Inc.’s stockholders’ equity (deficit):
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 9,602,514 and 9,250,409 shares issued and outstanding, aggregate liquidation value of $240,063 and $231,260, at June 30, 2009 and December 31, 2008, respectively)	240,063	231,260
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at June 30, 2009 and December 31, 2008)	175	175
Capital in excess of par value	106,731	114,943
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(386,741)	(305,796)
Accumulated other comprehensive income (loss), net of taxes	(4,915)	8,697

Total International Textile Group, Inc.’s stockholders’ equity (deficit)	(45,098)	48,868
Noncontrolling interests	4,366	11,041

Total equity (deficit)	(40,732)	59,909

Total liabilities and equity (deficit)	$439,096	$761,251

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales	$202,134	$279,704	$387,887	$543,063
Cost of goods sold	187,020	269,639	371,449	510,837

Gross profit	15,114	10,065	16,438	32,226
Selling and administrative expenses	20,828	28,282	40,744	56,122
Expenses associated with refinancing activities	10,494	—	12,781	—
Expenses associated with corporate realignments	—	943	—	6,614
Other operating income - net	(5,387)	(27,524)	(7,145)	(27,527)
Restructuring charges (recoveries)	174	(92)	2,050	1,095
Goodwill and other impairment charges	—	—	16,115	—

Income (loss) from operations	(10,995)	8,456	(48,107)	(4,078)

Non-operating other income (expense):
Interest income	151	638	244	1,082
Interest expense	(18,554)	(15,500)	(36,265)	(27,169)
Write-off of deferred financing fees	(348)	—	(348)	—
Loss on deconsolidation of debtors	(102,235)	—	(102,235)	—
Other income	8,946	2,956	7,392	4,026

	(112,040)	(11,906)	(131,212)	(22,061)

Loss from operations before income taxes and equity in income (loss) of unconsolidated affiliates	(123,035)	(3,450)	(179,319)	(26,139)
Income tax benefit (expense)	(3,565)	126	(2,429)	(1,762)
Equity in income (loss) of unconsolidated affiliates	54	(202)	227	39

Net loss	(126,546)	(3,526)	(181,521)	(27,862)
Less: net loss attributable to noncontrolling interests	(2,255)	(1,933)	(5,052)	(3,937)

Net loss attributable to International Textile Group, Inc.	$(124,291)	$(1,593)	$(176,469)	$(23,925)

Net loss attributable to International Textile Group, Inc.	$(124,291)	$(1,593)	$(176,469)	$(23,925)
Accrued preferred stock dividend	(4,467)	(4,143)	(8,803)	(8,208)

Net loss applicable to common stock of International Textile Group, Inc.	$(128,758)	$(5,736)	$(185,272)	$(32,133)

Net loss per share applicable to common stock of International Textile Group, Inc.:
Basic	$(7.39)	$(0.33)	$(10.64)	$(1.85)
Diluted	$(7.39)	$(0.33)	$(10.64)	$(1.85)
Weighted average number of shares outstanding, basic	17,416	17,343	17,414	17,341
Weighted average number of shares outstanding, diluted	17,416	17,343	17,414	17,341

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30
	2009	2008
OPERATIONS
Net loss	$(181,521)	$(27,862)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Non-cash loss on deconsolidation of debtors	102,235	—
Non-cash impairment charges	16,115	—
Provision (recovery) for bad debts	(1,320)	295
Depreciation and amortization of property, plant and equipment	20,669	20,960
Amortization of intangibles and deferred financing costs	2,612	4,742
Write-off of deferred financing fees	348	—
Amortization of stock-based compensation	593	701
Deferred income taxes	1,677	(437)
Equity in income of unconsolidated affiliates	(227)	(39)
Change in reserve for losses on inventory purchase commitments	(4,151)	—
(Gain) loss on sale of assets	243	(24,343)
Noncash interest expense	17,989	8,450
Foreign currency exchange losses	1,528	976
Contributions to pension plan	(868)	(300)
Payment of interest on payment-in-kind notes	—	(2,000)
Change in operating assets and liabilities:
Accounts receivable	(19,548)	(34,134)
Inventories	31,176	(5,281)
Other current assets	4,056	6,084
Accounts payable and accrued liabilities	12,899	21,078
Income taxes payable	(1,746)	(2,827)
Other	532	527

Net cash provided by (used in) operating activities	3,291	(33,410)

INVESTING
Capital expenditures	(3,941)	(37,990)
Effect on cash from deconsolidation of debtors	(29,911)	—
Distributions from unconsolidated affiliates	1,000	—
Proceeds from sale of property, plant and equipment	491	3,402
Proceeds from sale of other assets	—	20,516

Net cash used in investing activities	(32,361)	(14,072)

FINANCING
Proceeds from issuance of term loans	—	20,534
Repayment of term loans	(533)	(514)
Net borrowings under revolver loans	12,986	10,424
Proceeds from (payments of) short-term borrowings	(2,084)	6,557
Payment of financing fees	(219)	—
Repayment of capital lease obligations	(1,122)	(529)
Capital contributions/loans from minority shareholders	1,000	1,000
Increase in checks issued in excess of deposits	—	470

Net cash provided by financing activities	10,028	37,942

Effect of exchange rate changes on cash and cash equivalents	(344)	(691)

Net change in cash and cash equivalents	(19,386)	(10,231)
Cash and cash equivalents at beginning of period	26,464	29,417

Cash and cash equivalents at end of period	$7,078	$19,186

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$1,765	$2,087
Cash payments for interest	$6,202	$14,359
Noncash investing and financing activities:
Additions to property, plant and equipment using deposits or trade credits	$—	$10,660
Noncash interest capitalized to property, plant and equipment	$—	$2,420
Capital lease obligations incurred to acquire assets	$41	$574

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 Business and Basis of Presentation

International Textile Group, Inc. (including, when the context requires, its consolidated subsidiaries, the “Company” or “ITG”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, Germany, Poland, Romania, the Czech Republic, Mexico, Vietnam and South Africa through June 30, 2009. The Company has considered its primary markets to be bottom-weight woven apparel fabrics (including denim, synthetic and worsted fabrics); automotive safety (including airbag fabric and airbag cushions); government uniform fabrics (including fabrics for military dress uniforms and battle dress uniforms); interior furnishings fabrics; and specialty fabrics and services (including commission printing and finishing, narrow fabrics for seat belts and for military and technical uses, and value added technical fabrics used in a variety of niche government, industrial and commercial applications). See below and Note 2 for a discussion of certain proceedings under the Bankruptcy Code related to certain of the Company’s subsidiaries engaged in the automotive safety business.

The unaudited condensed consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Furthermore, there are significant uncertainties surrounding the timing and outcome of the emergence from protection under the Bankruptcy Code of certain of the Company’s subsidiaries engaged in the automotive safety business, including the ultimate ownership and capital structure thereof. Therefore, the results of any interim periods, including those presented herein, are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

Going Concern and Proceedings under Chapter 11 of the Bankruptcy Code for Certain Automotive Safety Subsidiaries

The Company’s unaudited condensed consolidated financial statements included herein are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses, has an accumulated deficit and negative cash flows from operating activities in recent periods, and has a significant amount of outstanding debt which is scheduled to mature at various times in 2009, all of which raise substantial doubt about the Company’s ability to continue as a going concern. As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that has matured, or is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon its ability to (i) obtain modifications or amendments to, or restructure or obtain replacement financing for, any debt instruments in which the Company is not in covenant compliance, (ii) refinance its existing debt that matures at various times during 2009, (iii) attain and remain in compliance with all applicable covenants in its existing debt agreements, (iv) obtain additional equity contributions or debt financing, (v) reduce expenditures and attain further operating efficiencies, and (vi) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment, as well as the Company’s recent financial performance, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company. In any event, there can also be no assurance that the Company will be able to achieve profitability and positive cash flows, or that the Company will be able to remain in compliance with any then-applicable covenant requirements. The Company’s financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Global Safety Textiles Holdings LLC (“GST Holdings”) is a wholly owned subsidiary of the Company and is the holding company that directly or indirectly owns the subsidiaries through which the Company’s automotive safety group operates. The automotive safety group operates substantially all of the Company’s automotive airbag fabric and automotive airbag cushions businesses.

GST Holdings and certain of its subsidiaries are parties to a Term and Revolving Loan Agreement, dated as of December 8, 2006 (the “Automotive Safety Facility”), which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility, which approximated $199 million on an as-converted to U.S. dollar basis at maturity, were not repaid prior to, or upon, maturity.

On June 30, 2009 (the “Petition Date”), GST Holdings, all of its direct and indirect U.S. subsidiaries, including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., and Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors”) filed voluntary petitions for relief (collectively, the “Bankruptcy Filing”) under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the Bankruptcy Filing. The ability of the lenders under the Automotive Safety Facility to seek remedies to enforce their rights under the Automotive Safety Facility is automatically stayed as a result of the Bankruptcy Filing, and the lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The automatic stay invoked by the Bankruptcy Filing effectively precludes any action against the Debtors resulting from such maturity. In addition, the Debtors, and certain of their non-Debtor subsidiaries, have obtained a temporary restraining order that prevents the lenders from taking action, or initiating involuntary insolvency proceedings, with respect to those non-Debtor entities. The Debtors expect to pay all pre-petition secured trade liabilities and plan to continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 2, “—Reorganization Process,” below. The Company is not a Debtor in the Bankruptcy Filing and the operations of its four other primary markets: bottom-weight woven apparel fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, have continued, and are expected to continue, to operate in the ordinary course of business outside the chapter 11 cases and process.

In the three and six months ended June 30, 2009, the Debtors incurred and paid expenses of $10.5 million and $12.8 million, respectively, consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the Automotive Safety Facility. Prior to the Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential financing arrangements and alternatives; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan, and therefore these costs have been expensed as incurred.

The Company and the holders of the Company’s $80.0 million senior subordinated notes due June 6, 2011 (the agreement governing the terms and conditions thereof, as amended, the “Note Purchase Agreement”) have entered into a Limited Waiver Agreement (the “Limited Waiver Agreement”). The Limited Waiver Agreement provides the Company a waiver, until August 24, 2009 (or earlier upon the occurrence of certain events described in the Limited Waiver Agreement, such period the “Waiver Period”), of the requirement to comply with certain previously disclosed debt and other covenants with which the Company was not in compliance. In addition, the Limited Waiver provides that, during the Waiver Period, neither the Bankruptcy Filing nor the failure by certain of the Company’s subsidiaries to pay, upon maturity, certain indebtedness thereof will constitute an event of default under the Note Purchase Agreement.

The Company is also party to a Credit Agreement, dated as of December 29, 2006, with General Electric Capital Corporation (“GECC”), as agent, and the lenders named therein (the “Bank Credit Agreement”), and its wholly owned subsidiary Burlington Morelos S.A. de C.V. (“Burlington Morelos”) is party to a Term Loan Agreement, dated as of December 29, 2006, with GECC, as agent, and the lenders named therein (the “Term Loan Agreement”). In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights, which did not waive the claimed default (described below), but put the Company on notice that the lenders would decide in their sole discretion on a “day-to-day” basis whether or not to exercise any available rights and remedies under the Bank Credit Agreement. As a result, and in accordance with the terms of the Bank Credit Agreement, effective March 30, 2009 the Applicable Margin (as defined therein) was increased by 2.0% and the aggregate commitment amount under the Revolving Credit Facility (as defined below) was reduced from $129.0 million to $87.5 million.

On June 30, 2009, the Company, GECC and the other signatories thereto entered into the Limited Waiver and Amendment No. 16 (the “Credit Agreement Amendment”) to Bank Credit Agreement. The Credit Agreement Amendment provides a waiver, until September 15, 2009, from the requirement under the Bank Credit Agreement that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report dated March 27, 2009 of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 was unqualified but contained an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. The Credit Agreement Amendment also amends the levels of availability (as defined in the Bank Credit Agreement) below which the Company would be required to comply with the fixed charge coverage ratio (as defined in the Bank Credit Agreement) contained therein and would be required to receive funds under the Support Agreement (as defined below).

In connection with the Credit Agreement Amendment, on June 30, 2009, WLR Recovery Fund III, LP and WLR Recovery Fund IV, LP (together, the “Investors”), the Company and GECC entered into the Second Amended and Restated Support Agreement (the “Support Agreement”) which amended and restated that certain support agreement entered into in October 2008. Pursuant to the Support Agreement, the Investors have committed to provide additional capital to the Company in an amount up to $15.0 million upon the occurrence of certain events relating to availability levels under the Bank Credit Agreement. The additional capital is permitted to be in the form of either a capital contribution or loan to the Company. Each of the Investors is an affiliate of Wilbur L. Ross, Jr., chairman of the board of directors of the Company.

Also on June 30, 2009, Burlington Morelos, GECC and the other signatories thereto entered into Amendment No. 5 to Term Loan Agreement (the “Term Loan Agreement Amendment”). The Term Loan Agreement Amendment was entered into solely to clarify the extent to which certain subsidiaries of the Company are deemed to be “affiliates” thereunder, and to make certain other related amendments in light of the Company’s previously disclosed internal corporate realignment.

Notwithstanding any of the foregoing, the Company cannot provide any assurances that it will be successful in obtaining additional extensions of the waivers described above, or any additional required waivers, or that the lenders under any of the Company’s credit facilities would grant any waivers, or enter into any amendments, with respect to any defaults thereunder that may arise in the future. The failure by the Company to obtain any necessary extensions, additional waivers or other amendments or modifications on commercially reasonable terms, on a timely basis, or at all, could result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern. See Note 5 for a further discussion of all debt agreements.

Deconsolidated Subsidiaries

The accompanying unaudited condensed consolidated financial statements of ITG as of December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 have been presented on a consolidated basis including the Debtors and their subsidiaries. After consideration of the guidance available in Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements”, SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries”, Accounting Research Bulletin (“ARB”) No. 51 (As Amended), “Consolidated Financial Statements”, Accounting Principles Board Opinion (“APB”) No. 18 (As Amended), “The Equity Method of Accounting for Investments in Common Stock”, and American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), ITG has deconsolidated the Debtors and their subsidiaries in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2009 as a result of the Bankruptcy Filing. The Company currently expects that it will not regain control of the Debtors following the reorganization and that loss of such control is, therefore, not temporary.

In accordance with SOP 90-7, the propriety of the carrying amounts of intercompany receivables from the Debtors was evaluated as of June 30, 2009. Based on this evaluation, ITG and its non-debtor subsidiaries established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of $14.4 million against its investment in GST Holdings since ITG is an unsecured equity holder and does not expect to recover any of this investment. Based on these evaluations, a non-cash loss on deconsolidation of the Debtors of $102.2 million was recorded in non-operating income in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2009.

The following unaudited condensed consolidated balance sheets present the financial position of ITG as of June 30, 2009 before and after the deconsolidation of the Debtors and their subsidiaries. The financial statements of the Debtors and their subsidiaries are presented on a consolidated basis. (See Note 2 that contains the unaudited condensed combined financial statements of the Debtors for a presentation of the Debtors’ investments in their subsidiaries using the equity method of accounting). (Amounts presented in thousands)

	Before Deconsolidation of Debtors	Debtors and their Subsidiaries	After Deconsolidation of Debtors
Assets
Current assets:
Cash and cash equivalents	$36,989	$29,911	$7,078
Accounts receivable, net	119,987	41,888	78,099
Sundry notes and receivables	9,169	3,606	5,563
Inventories	127,777	34,664	93,113
Deferred income taxes	1,679	1,679	—
Prepaid expenses	4,633	1,182	3,451
Other current assets	4,766	3,396	1,370

Total current assets	305,000	116,326	188,674
Investments in and advances to unconsolidated affiliates	407	—	407
Property, plant and equipment, net	404,851	163,493	241,358
Intangibles and deferred charges, net	5,475	2,039	3,436
Goodwill	2,740	—	2,740
Deferred income taxes	1,298	(52)	1,350
Other assets	1,788	657	1,131

Total assets	$721,559	$282,463	$439,096

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of bank debt and other long-term obligations	$297,356	$199,025	$98,331
Senior subordinated notes	115,042	—	115,042
Notes payable to joint venture partners	780	780	—
Short-term borrowings	41,111	—	41,111
Accounts payable	55,511	19,979	35,532
Notes and accounts payable to Debtors and their subsidiaries	—	(1,546)	1,546
Sundry payables and accrued liabilities	57,411	32,782	24,629
Income taxes payable	1,600	105	1,495
Deferred income taxes	1,527	(126)	1,653

Total current liabilities	570,338	250,999	319,339
Long-term debt and other obligations, net of current maturities	141,107	797	140,310
Deferred income taxes	5,503	5,503	—
Other liabilities	21,832	1,653	20,179

Total liabilities	738,780	258,952	479,828
Equity (Deficit):
International Textile Group, Inc.’s stockholders’ equity (deficit)	(24,192)	20,906	(45,098)
Noncontrolling interests	6,971	2,605	4,366

Total equity (deficit)	(17,221)	23,511	(40,732	)(1)

Total liabilities and equity (deficit)	$721,559	$282,463	$439,096

(1)	Total deficit at June 30, 2009 after deconsolidation of the Debtors includes, among other things, the loss on deconsolidation of the Debtors of $102.2 million recorded in June 2009.

Significant Accounting Policies

As of June 30, 2009, there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities. To allow the time to consider the effects of the implementation issues that have arisen, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the Company adopted SFAS No. 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis on January 1, 2009. The deferral provisions of FSP 157-2 for nonfinancial assets and nonfinancial liabilities primarily apply to nonfinancial assets and liabilities initially measured at fair value in business combinations and nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, other intangible assets and long-lived asset impairment testing. The impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position. In October 2008, the FASB issued FSP FAS No. 157-3, “Determination of the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when a controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. The Company adopted SFAS No. 160 on January 1, 2009, at which time the balance in “minority interest” was reclassified and presented as “noncontrolling interest” within stockholders’ equity on the Company’s unaudited condensed consolidated balance sheets, and the amount of consolidated net income is clearly identified and presented on the unaudited condensed consolidated statements of operations for all periods presented. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. As a result of the adoption of this statement, the Company has expanded its disclosures regarding derivative instruments and activities within Note 8.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). This accounting is required beginning when SFAS 141(R) became effective on January 1, 2009 for the Company, and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141(R). The adoption of SFAS 141(R) did not have a material effect on the Company’s financial condition or results of operations. The Company has $2.7 million of goodwill at June 30, 2009 related to previous business combinations. The Company cannot determine what effect, if any, SFAS 141(R) will have on the results of its impairment testing subsequent to June 30, 2009.

In April 2009, the FASB issued three FASB Staff Positions related to the fair value, recognition, impairment and presentation of certain assets and liabilities. FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides guidance on how to determine whether a security held as an available-for-sale, or held-to-maturity, security would be other-than-temporarily-impaired, and provides a methodology for determining whether the security is other-than-temporarily impaired. FSP FAS 115-2 and FAS 124-2 also require the determination of the amount of impairment relating to the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security (referred to as credit loss), which is reported in earnings in the period identified, and the amount of impairment related to other factors, which is reported in other comprehensive income and amortized into the impaired security over its remaining life. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance to help determine whether a market is inactive and to determine whether transactions in that market are not orderly. FSP FAS 157-4 also requires additional disclosures in circumstances where an entity has determined that a market is inactive and transactions in that market are not orderly. Each of these FASB Staff Positions is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these FASB Staff Positions did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events of transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company has evaluated subsequent events in accordance with SFAS 165 through the filing of this Quarterly Report on Form 10-Q on August 14, 2009. See Note 17, “Subsequent Event,” for additional information.

Recently Issued Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on its consolidated results of operations, or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R”) (“SFAS 167”), which revised the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards CodificationTM (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s results of operations, financial condition or stockholders’ equity.

Segment Information

Through June 30, 2009, the Company reported its financial results in four reportable segments: bottom-weight woven apparel fabrics, automotive safety, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). In the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment results for all periods presented in the unaudited condensed consolidated statements of operations in this quarterly report have been recast to conform to the current presentation as reported to the CODM.

Business Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. Prior to the Bankruptcy Filing and the deconsolidation of the Debtors, two customers, Autoliv, Inc. and TRW, each accounted for 10% or more of the Company’s net sales in 2008. After taking into account the deconsolidation of the Debtors described above, one customer, V.F. Corporation, accounted for 10% or more of the Company’s net sales for the six months ended June 30, 2009 and for 10% or more of the Company’s trade accounts receivable balance as of June 30, 2009. Although none of the Company’s other customers are expected to account for 10% or more of direct net sales, the Company believes one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in financing documents that limit cash dividends and loans to the Company. Of the Company’s consolidated cash balance of $7.1 million at June 30, 2009, approximately $1.3 million at certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to governmental restrictions that restrict and/or limit loans and dividends to the Company. At June 30, 2009, the Company’s proportionate share of restricted net assets of consolidated subsidiaries was approximately $8.4 million.

Reclassifications

Certain amounts presented in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. In addition, see “Recently Adopted Accounting Pronouncements” above related to the presentation of noncontrolling interests.

Subsequent Events

The Company has evaluated subsequent events in accordance with SFAS No. 165 through August 14, 2009, the date the financial statements included herein were issued. See Note 17, “Subsequent Event,” for additional information.

Note 2 Unaudited Combined Financial Statements of Debtors-in-Possession

The following unaudited condensed combined financial statements represent the financial statements of the Debtors only. The condensed combined financial statements of the Debtors have been prepared in accordance with the guidance of SOP 90-7. Subsidiaries of the Debtors are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net income (loss) is included in “Equity in income (losses) of non-debtor subsidiaries” in the unaudited condensed combined statement of operations and their net assets are included as “Investments in and advances to non-debtor subsidiaries” in the unaudited condensed combined balance sheet. Intercompany transactions between the Debtors have been eliminated in these unaudited condensed combined financial statements; intercompany transactions between the Debtors and their non-debtor subsidiaries have not been eliminated.

Global Safety Textiles Holdings LLC and Subsidiaries

(Debtors-in-Possession)

Condensed Combined Balance Sheet

(Dollar amounts in thousands)

(Unaudited)

June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$4,007
Accounts receivable, net	11,077
Inventories	7,593
Deferred income taxes	264
Accounts receivable, related parties	653
Other current assets	2,214

Total current assets	25,808
Investments in and advances to non-debtor subsidiaries	128,342
Property, plant and equipment, net	55,108
Accounts receivable, related parties	30,276
Other assets	656

Total assets	$240,190

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$472
Sundry payables and accrued liabilities	1,172
Income taxes payable	681
Liabilities subject to compromise	218,396

Total current liabilities	220,721
Deferred income taxes	264
Liabilities subject to compromise	155,094

Total liabilities	376,079
Total stockholders’ deficit	(135,889)

Total liabilities and stockholders’ deficit	$240,190

Global Safety Textiles Holdings LLC and Subsidiaries

(Debtors-in-Possession)

Condensed Combined Statements of Operations

(Amounts in thousands)

(Unaudited)

Six Months Ended June 30, 2009
Net sales	$34,373
Cost of goods sold	32,496

Gross profit	1,877
Selling and administrative expenses	3,810
Expenses associated with refinancing activities	12,108
Goodwill and other impairment charges	16,115

Loss from operations	(30,156)
Other expense:
Interest expense, net	(11,690)
Interest expense, related parties	(4,291)
Other expense	(939)

(16,920)

Loss from operations before income taxes and equity in losses of non-debtor subsidiaries	(47,076)
Income tax benefit	1,547
Equity in losses of non-debtor subsidiaries	(76,731)

Net loss	$(122,260)

Global Safety Textiles Holdings LLC and Subsidiaries

(Debtors-in-Possession)

Condensed Combined Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

Six Months Ended June 30, 2009
OPERATIONS
Net loss	$(122,260)
Adjustments to reconcile net loss to cash used in operations	112,439

Net cash used in operating activities	(9,821)
INVESTING
Net cash used in investing activities	(574)
FINANCING
Net cash provided by financing activities	4,062
Effect of exchange rate changes on cash and cash equivalents	(984)

Net change in cash and cash equivalents	(7,317)
Cash and cash equivalents at beginning of period	11,324

Cash and cash equivalents at end of period	$4,007

Reorganization Process

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, and certain other payments necessary to maintain the operation of the Debtors’ business. The Debtors have retained legal and financial professionals to advise them on the bankruptcy proceedings. From time to time, the Debtors may seek the Bankruptcy Court’s approval for the retention of additional professionals.

Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors to recover, collect or secure a claim arising prior to the Bankruptcy Filing. As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.

Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the Bankruptcy Filing are stayed while the Debtors continue business operations as Debtors-in-possession. These claims are reflected in the June 30, 2009 unaudited condensed combined balance sheet of the Debtors-in-Possession as “liabilities subject to compromise”. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors’ assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay.

The Automotive Safety Facility consists of a €19.8 million (approximately $28.0 million at June 30, 2009) revolving credit facility, which was fully drawn and matured on June 30, 2009. Global Safety Textiles Acquisition GmbH is also party to a €98 million (approximately $138.0 million at June 30, 2009) first lien term loan and a €25 million (fixed in U.S. dollars at inception in the amount of $33.3 million) second lien term loan, each of which were fully drawn and were not repaid prior to, or upon, maturity.

“Liabilities subject to compromise” represent obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. However, certain prepetition liabilities that were approved for payment by the Bankruptcy Court under first day motions, including liabilities payable to certain vendors considered to be critical to the ongoing operations of the Debtors and their subsidiaries, have not been reclassified to “liabilities subject to compromise” in the Debtors’ unaudited condensed combined balance sheet as of June 30, 2009. “Liabilities subject to compromise” also include certain items that may be assumed under the plan of reorganization and, as such, may be subsequently reclassified to liabilities not subject to compromise. “Liabilities subject to compromise” of the Debtors at June 30, 2009 included the following (in thousands):

Revolver loan	$26,211
First lien term loan	137,661
Second lien term loan	34,983
Accrued interest payable	15,993
Accounts payable, related parties	987
Accrued professional fees	785
Accounts payable	1,297
Other	479

Liabilities subject to compromise - current	218,396
Notes payable, related parties	81,735
Accounts payable, related parties	73,359

Liabilities subject to compromise - noncurrent	155,094

Total liabilities subject to compromise	$373,490

Note 3 Inventories

The major classes of inventories were as follows (in thousands):

	June 30, 2009	December 31, 2008
Inventories at FIFO:
Raw materials	$13,418	$36,159
Stock in process	31,728	46,867
Produced goods	42,808	73,809
Dyes, chemicals and supplies	14,653	16,900

	102,607	173,735
Excess of FIFO over LIFO	(9,494)	(13,747)

Total	$93,113	$159,988

Note 4 Impairment of Long-lived Assets

Property, Plant and Equipment, net

In April 2009, the Company decided to temporarily idle its Nicaraguan operations, Cone Denim de Nicaragua (“CDN”) in Central America and is currently evaluating its strategic alternatives for CDN after the Company was notified of the closing of the cut/sew/laundry operation owned by a significant customer of CDN in Central America in December 2008, and after the largest customer of CDN announced in February 2009 that it would be discontinuing production in certain of its facilities in the Central America region. The decision to idle the CDN facility required the Company to update the test of recoverability of the value of the long-lived assets in the Company’s bottom-weight woven apparel fabrics segment pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; such test did not result in a 2009 impairment charge.

Goodwill and Intangible Assets

Based on the further weakening of the macro-economic business environment and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the U.S. region since the completion of the Company’s 2008 annual review for assessments and impairments, during the six months ended June 30, 2009 the Company completed additional assessments for impairment of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which has led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment began experiencing decreased operating results and cash flows in the quarter ended September 30, 2008, greater than those previously anticipated in operating forecasts. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill assigned to the automotive safety unit was zero and, accordingly, the Company recognized a pre-tax non-cash impairment charge of $16.1 million in the quarter ended March 31, 2009 to write-off the entire remaining carrying value as of March 31, 2009. No additional impairment charges resulted from the Company’s assessments in the quarter ended June 30, 2009.

The estimation of the fair value was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS No. 142. The determination of future cash flows is based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. In determining such rates, the Company used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing. The Company’s WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and an additional impairment of assets might have been required to be recorded.

Impairment charges related to goodwill and other intangible assets are reflected in “Goodwill impairment charges” in the accompanying unaudited condensed consolidated statements of operations. Such charges have no impact on the Company’s cash flows or liquidity. The following table reflects the change in the net carrying amount of goodwill and other intangible assets (in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2008	$17,827	$9,302
Amortization	—	(1,184)
Impairment charges	(15,087)	(1,028)
Foreign currency translation adjustments	—	(208)

Balance at March 31, 2009	2,740	6,882
Amortization	—	(1,428)
Payment of financing fees	—	219
Write-off of deferred financing fees	—	(348)
Foreign currency translation adjustments	—	150
Deconsolidation of debtors	—	(2,039)

Balance at June 30, 2009	$2,740	$3,436

The remaining goodwill balance at June 30, 2009 of $2.7 million relates to the commission finishing business in the all other segment.

Note 5 Long-Term Debt

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Revolving loans:
ITG, Inc.	$43,780	$34,856
Global Safety Textiles Holdings LLC	—	18,637
Global Safety Textiles Acquisition GmbH	—	3,524
Term loans:
Burlington Morelos S.A. de C.V.	9,729	10,229
Global Safety Textiles Acquisition GmbH	—	172,242
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	11,864	11,861
ITG-Phong Phu Joint Venture	22,300	22,327
Cone Denim de Nicaragua	37,343	37,000

Senior subordinated notes	115,042	103,854
Unsecured subordinated notes - related party	65,816	60,300
Capitalized lease obligations	9,910	11,172
Notes payable to joint venture partners	2,940	4,441
Other notes payable	17	24

	353,683	525,409
Less: current portion of long-term debt	(213,373)	(364,200)

Total long-term portion of debt	$140,310	$161,209

Revolving and term loans

On December 29, 2006, the Company and certain of its subsidiaries entered into a Bank Credit Agreement and a Term Loan Agreement with GECC and certain other signatories thereto. Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009. The Bank Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), including a letter of credit sub-facility, in the aggregate amount of up to $87.5 million.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than GST Holdings and its U.S. subsidiaries) and a pledge by the Company of the stock of certain of its foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone. At June 30, 2009, there was $43.8 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.1% and $9.7 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.1%.

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

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. At June 30, 2009, the Company had approximately $26.1 million of availability and $23.6 million of average adjusted availability. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At June 30, 2009, average adjusted availability was approximately $23.6 million, and the Company was not subject to such restrictions;

•

If availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at June 30, 2009; and

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, certain funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, could be requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of the Support Agreement. Furthermore, if availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

In the event that the Company was required to comply with the fixed charge coverage ratio at June 30, 2009, the Company estimates that it would not have been able to comply therewith. In such an event, and assuming no modifications or amendments to, or waivers from, the coverage ratio compliance requirement, the lenders under the Bank Credit Agreement could discontinue lending and accelerate the payment of the related debt, and this could allow lenders under our other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations. As described above, however, below certain levels of availability, the lenders under the Bank Credit Agreement could request certain funds affiliated with Wilbur L. Ross, Jr. to provide certain amounts under the Support Agreement.

The Credit Agreement contains a requirement that that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report dated March 27, 2009 of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 was unqualified but contained an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights, which did not waive the claimed default, but put the Company on notice that the lenders would decide in their sole discretion on a “day-to-day”

basis whether or not to exercise any available rights and remedies under the Bank Credit Agreement. As a result and in accordance with the terms of the Bank Credit Agreement, effective March 30, 2009 the Applicable Margin (as defined therein) was increased by 2.0% and the aggregate commitment amount under the Revolving Credit Facility (as defined below) was reduced from $129.0 million to $87.5 million. On June 30, 2009, the Company, GECC and the other signatories thereto entered into the Limited Waiver and Amendment No. 16 (the “Credit Agreement Amendment”) to Bank Credit Agreement. The Credit Agreement Amendment provides a waiver, until September 15, 2009, from the requirement under the Bank Credit Agreement that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The Credit Agreement Amendment also amends the levels of availability (as defined in the Bank Credit Agreement) below which the Company would be required to comply with the fixed charge coverage ratio (as defined in the Bank Credit Agreement) contained therein and would be required to receive funds under the Support Agreement. The Revolving Credit Facility requires the payment of a commitment fee of either 0.25% or 0.375% per year, depending on amounts borrowed, payable monthly.

Also on June 30, 2009, Burlington Morelos, GECC and the other signatories thereto entered into Amendment No. 5 to Term Loan Agreement. The Term Loan Agreement Amendment was entered into solely to clarify the extent to which certain subsidiaries of the Company are deemed to be “affiliates” thereunder, and to make certain other related amendments in light of the Company’s previously disclosed internal corporate realignment.

Notwithstanding any of the foregoing, while the Company intends to seek extensions or renewals of applicable waivers, the Company cannot provide any assurances that it will be successful in obtaining additional extensions of any of the waivers described above, or any additional required waivers, or that the lenders under any of the Company’s credit facilities would grant any waivers, or enter into any amendments, with respect to any defaults thereunder that may arise in the future. The failure by the Company to obtain any necessary extensions, additional waivers or other amendments or modifications on commercially reasonable terms, on a timely basis, or at all, could result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

GST Holdings and certain of its subsidiaries are parties to the Automotive Safety Facility which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility were not repaid prior to, or upon, maturity. See Note 1 for further discussion.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.7% at June 30, 2009. As amended in April 2009, one-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $23.1 million at June 30, 2009. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have advanced unsecured non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the Company’s consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.”

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange rate changes. The term loan is to be repaid in equal quarterly installments from November 2009 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At June 30, 2009, outstanding borrowings under this facility were $11.9 million with a weighted average interest rate of 5.5%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans outstanding under this agreement. At June 30, 2009, $22.3 million was outstanding under this facility with a weighted average interest rate of 9.8%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans are to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. Effective June 30, 2009, the term loan agreement was amended to characterize the original term loans as senior loans and to provide for accrued interest on the senior term loans to be either paid as originally scheduled, or for certain portions of such interest accruing through June 15, 2010, to be converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. At June 30, 2009, $37.0 million of senior loans and $0.3 million of junior loans were outstanding under this facility. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). As described elsewhere herein, in light of the recent decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and has temporarily idled the facility until such decisions have been finalized. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waives through June 15, 2010 any rights or remedies available to the lenders related to any claimed material adverse change (as defined) in CDN resulting from the Company’s idling of that facility or the Company’s failure to timely deliver its 2008 audited financial statements. Further, as a result of the accumulated losses of CDN, the creditors thereof are granted certain additional rights pursuant to Nicaraguan law, including certain rights with respect to the dissolution of CDN. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding.

Senior subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”) with an original interest rate of 18.0% per annum, such rate subject to periodic increases if the Company had not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before certain dates beginning on December 6, 2008. The Company did not complete a Qualified Issuance by December 6, 2008 and the interest rate increased to 20% on that date under the terms of the Notes. The interest rate increases by an additional 1.0% per annum on June 6 and December 6 of each remaining year if a Qualified Issuance does not take place on or before such dates. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind.

At June 30, 2009, $115.0 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal, at an interest rate of 23.5%. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of GST Holdings and the Intra-company Note. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

As the Company was not in compliance with certain covenants under the terms of the Notes (related to the automotive safety business) during the first quarter of 2009, the interest rate increased by 2.5% beginning on February 20, 2009 and until such time that any potential amendments or modifications to the covenants are obtained. The Company has obtained a limited waiver effective until August 24, 2009 (or earlier upon the occurrence of certain events described in the limited waiver agreement, such period the “Waiver Period”) for certain existing covenant violations related to its Notes. The limited waiver agreement provides that, during the Waiver Period, neither the Bankruptcy Filing nor the failure by certain of the Company’s automotive safety group subsidiaries to have paid, upon maturity, certain indebtedness thereof, will constitute an event of default under the Notes. The Company plans to continue discussions with the holders of its Notes regarding amendments or modifications to the agreement governing the terms of the Notes, including an extension of that waiver.

Upon the expiration of the Waiver Period, in the event that the Company is unable to reach a mutually satisfactory proposal for restructuring the Notes or to obtain necessary modifications or amendments to the Notes, the respective lenders would have the right to demand immediate repayment of all obligations under the Notes. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable.

The purchase agreement relating to the Notes also provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries (other than GST Holdings and its U.S. subsidiaries) of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries, other than GST Holdings and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted pursuant to the purchase agreement relating to the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements.

Unsecured subordinated notes—related party

As of June 30, 2009, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At June 30, 2009, $65.8 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Debt Covenant Compliance

Any failure by the Company to obtain any additional necessary waivers or modifications, or refinancings with respect to its debt agreements, or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2009, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB Interpretation No. 45. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of June 30, 2009 or December 31, 2008.

Note 6 Stockholders’ Equity (Deficit)

The components of stockholders’ equity (deficit) were as follows (in thousands):

	Convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumulated other comprehensive income	Non-controlling interests	Total
Balance at December 31, 2008	$231,260	$175	$114,943	$(411)	$(305,796)	$8,697	$11,041	$59,909
Comprehensive loss for the six months ended June 30, 2009:
Net loss	—	—	—	—	(176,469)	—	(5,052)	(181,521)
Foreign currency translation adjustments	—	—	—	—	—	766	(18)	748

Net comprehensive loss	—	—	—	—	—	—	—	(180,773)
Capital contribution from minority shareholder	—	—	—	—	—	—	1,000	1,000
Amortization of unearned compensation	—	—	591	—	—	—	—	591
Preferred stock dividends	8,803	—	(8,803)	—	—	—	—	—
Deconsolidation of debtors	—	—	—	—	95,524	(14,378)	(2,605)	78,541

Balance at June 30, 2009	$240,063	$175	$106,731	$(411)	$(386,741)	$(4,915)	$4,366	$(40,732)

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 9,602,514 shares of Series A Preferred Stock were issued and outstanding at June 30, 2009 (9,250,409 shares issued and outstanding at December 31, 2008) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at June 30, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of income taxes of $0.0 at June 30, 2009 and December 31, 2008, were as follows (in thousands):

	June 30, 2009	December 31, 2008
Foreign currency translation adjustments	$—	$13,483
Pension plans	(4,463)	(4,334)
Postretirement benefit plans	(452)	(452)

Total	$(4,915)	$8,697

Note 7 Reconciliation to Diluted Earnings per Share

The following data reflects the amounts used in computing earnings per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net loss applicable to common stock of
International Textile Group, Inc.	$(128,758)	$(5,736)	$(185,272)	$(32,133)
Effect of dilutive securities:
None	—	—	—	—

Numerator for diluted earnings per share	$(128,758)	$(5,736)	$(185,272)	$(32,133)

Weighted-average number of common shares used in basic earnings per share	17,416	17,343	17,414	17,341
Effect of dilutive securities:
None	—	—	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,416	17,343	17,414	17,341

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

Based on the number of shares of Series A Preferred Stock outstanding as of June 30, 2009 and the Liquidation Value thereof on such date, the Series A Preferred Stock could have potentially been convertible at the option of the holders thereof into 24,945,412 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Convertible preferred stock	24,945	23,135	24,715	22,920
Nonvested restricted common stock	—	—	—	—
Stock options	—	—	—	—

	24,945	23,135	24,715	22,920

Note 8 Derivative Instruments

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At June 30, 2009, the Company had the following outstanding commodity forward contract that was entered into to hedge forecasted purchases through December 2009:

Commodity Contract	Number of Units
Natural gas forward contracts	69,000 MBTU

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At June 30, 2009, the Company had the following outstanding foreign exchange contracts that were entered into to hedge anticipated future weekly cash flows through September 2009:

Foreign Currency Contract	Notional Amounts
Peso forward contracts	30,000,000 pesos

On November 4, 2008, GST Holdings entered into an interest rate cap agreement with a notional amount of €63,000,000 that matured in May 2009 as required by certain financing agreements. The Company did not designate this instrument as a hedge under hedge accounting rules for any of the periods presented.

Fair Value of Derivative Instruments

(in thousands of dollars)

	June 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133	N/A	$—	N/A	$—
Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts	N/A	—	Sundry payables and accrued liabilities	184
Foreign exchange contracts	N/A	—	Sundry payables and accrued liabilities	235
Interest rate contracts	N/A	—	N/A	—

Total		—		419

Total Derivatives		$—		$419

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133	N/A	$—	N/A	$—
Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts	N/A	—	Sundry payables and accrued liabilities	138
Foreign exchange contracts	N/A	—	Sundry payables and accrued liabilities	3,022
Interest rate contracts	N/A	—	N/A	—

Total		—		3,160

Total Derivatives		$—		$3,160

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations (in thousands of dollars)

	Location of Gain (Loss) on Derivatives	Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended June 30		Six Months Ended June 30
		2009	2008	2009	2008
Derivatives designated as hedging instruments under SFAS No. 133	N/A	$—	$—	$—	$—
Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts
Realized	Cost of goods sold	(124)	—	(208)	467
Unrealized	Other income (expense)	109	—	(45)	4
Foreign exchange contracts
Realized	Cost of goods sold	(866)	234	(2,224)	746
Unrealized	Other income (expense)	1,598	(62)	2,786	(243)
Interest rate contracts	Interest expense	—	220	—	(148)

Total		717	392	309	826

Total derivatives		$717	$392	$309	$826

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

Note 9 Commitments and Contingencies

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

As of June 30, 2009, the Company had capital expenditure commitments not reflected as liabilities on the unaudited condensed consolidated balance sheet of less than $0.1 million. These commitments were not reflected as liabilities on the balance sheet because the Company had not received or taken title to the related assets.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008 and continuing through the first quarter of 2009, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices have shown some increases in the second quarter of 2009, at June 30, 2009, market prices of cotton and wool continue to be significantly lower than the prices at which the Company was committed to purchase such commodity raw materials in the future under its firm purchase commitments contracts. In accordance with GAAP, the Company has accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at June 30, 2009 amounted to $2.3 million. The reductions in the accrual for unrealized losses on firm purchase commitments of $2.4 million and $4.1 in the three and six months ended June 30, 2009, respectively, are included in other operating income in the accompanying unaudited condensed statement of operations and such reductions primarily are the result of the receipt and/or consumption of the related raw materials during these periods. If cotton and wool prices increase in future periods, the Company would not reverse the unrealized loss recorded against its firm purchase commitments under GAAP.

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

Note 10 Segment and Other Information

Through June 30, 2009, the Company reported its financial results in four reportable segments: bottom-weight woven apparel fabrics, automotive safety, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the CODM. In the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment data for all periods presented in the unaudited condensed consolidated financial statements in this quarterly report have been recast to conform to the current presentation as reported to the CODM.

The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics, including government uniform fabrics for dress U.S. military uniforms, and cotton twill garment production. The automotive safety segment consists of airbag fabrics, curtains and cushions used in the automotive industry. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform cotton fabrics primarily for battle fatigue U.S. military uniforms; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; transportation services; and other miscellaneous items.

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended June 30, 2009 and June 30, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $1.5 million and $2.1 million, respectively. Intersegment net sales for the six months ended June 30, 2009 and June 30, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $2.8 million and $4.6 million, respectively.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net Sales:
Bottom-weight Woven Apparel Fabrics	$95,632	$116,569	$189,158	$220,892
Automotive Safety	74,328	124,091	132,143	240,401
Narrow Fabrics	10,126	12,512	20,849	27,575
All Other	23,523	28,640	48,579	58,831

	203,609	281,812	390,729	547,699
Intersegment sales	(1,475)	(2,108)	(2,842)	(4,636)

	$202,134	$279,704	$387,887	$543,063

(Loss) Income From Operations Before Income Taxes:
Bottom-weight Woven Apparel Fabrics	$(911)	$(13,427)	$(8,237)	$(20,769)
Automotive Safety	1,549	2,930	(3,604)	11,187
Narrow Fabrics	490	(2,212)	421	(3,238)
All Other	(606)	(607)	(895)	(471)

Total reportable segments	522	(13,316)	(12,315)	(13,291)
Corporate expenses	(5,946)	(4,504)	(11,398)	(9,897)
Expenses associated with refinancing activities	(10,494)	—	(12,781)	—
Expenses associated with corporate realignments	—	(943)	—	(6,614)
Other operating income - net	5,387	27,524 (1)	7,145	27,527 (1)
Restructuring and impairment charges	(174)	92	(18,165)	(1,095)
Interest expense	(18,554)	(15,500)	(36,265)	(27,169)
Loss on deconsolidation of debtors	(102,235)	—	(102,235)	—
Other income (expense)	8,459	3,197	6,695	4,400
	(123,035)	(3,450)	(179,319)	(26,139)
Income tax benefit (expense)	(3,565)	126	(2,429)	(1,762)
Equity in income of unconsolidated affiliates	54	(202)	227	39

Net loss	(126,546)	(3,526)	(181,521)	(27,862)
Less: net loss attributable to noncontrolling interests	(2,255)	(1,933)	(5,052)	(3,937)

Net loss attributable to International Textile Group, Inc.	$(124,291)	$(1,593)	$(176,469)	$(23,925)

(1)	Includes gain on sale of the Burlington brand name as described elsewhere herein of $24.3 million.

	June 30, 2009	December 31, 2008
Total Assets (in thousands):
Bottom-weight Woven Apparel Fabrics	$356,420	$370,416
Automotive Safety	9,777	313,003
Narrow Fabrics	23,018	24,433
All Other	37,244	41,532
Corporate	12,637	11,867

	$439,096	$761,251

Note 11 Restructuring Activities

The provision for restructuring reported in loss from operations included the following (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Restructuring provisions:
Severance and COBRA benefits	$174	$(101)	$2,050	$(37)
Relocation and other costs	—	9	—	1,132

Total restructuring	$174	$(92)	$2,050	$1,095

During the first quarter of 2009, the Company engaged in manufacturing workforce reductions at two of its apparel plants and one automotive safety plant in Mexico to adjust to current demand. In the first and second quarters of 2009, the Company recognized pre-tax charges for restructuring of $0.6 million and $0.1 million, respectively, for severance and benefits related to approximately 240 affected employees at these facilities.

In the first quarter of 2009, the Company recognized pre-tax charges for additional restructuring costs of $0.5 million for severance and COBRA benefits related to the previously announced elimination of its all ring-spinning operations and reduced weaving capacity at the White Oak apparel plant, impacting approximately 90 employees at this facility.

In the fourth quarter of 2008, the Company initiated a cost reduction program related to selling, administrative and other staff reductions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions to create a single apparel fabrics division. As economic conditions have continued to deteriorate and the Company’s financial position remains under stress, the Company recorded additional severance and benefit restructuring charges in the amount of $0.2 million and $0.1 million during the first and second quarters of 2009, respectively, associated with this cost reduction program, which has resulted in the termination of approximately 80 employees.

The Company recorded a charge of $0.3 million in the first quarter of 2009 for severance and benefits related to approximately 500 affected employees at the CDN facility that was idled in April 2009 as previously discussed in Note 4.

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

The Company recognized $1.0 million during the first quarter of 2008 for the previously announced relocation and other associated costs to close its Hildesheim, Germany facility in the automotive safety segment. The operations previously undertaken at this facility were transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively. Costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 89 jobs in Germany with severance benefits paid over periods of up to seven months from the date of termination, depending on the affected employee’s length of service to the Company.

Following is a summary of activity related to restructuring accruals (in thousands):

Severance and COBRA Benefits
Balance at December 31, 2008	$6,098
2009 charges, net	1,876
Payments	(1,661)
Foreign currency translation adjustments	(236)

Balance at March 31, 2009	6,077
2009 charges, net	174
Payments	(3,078)
Effect of deconsolidation of Debtors	(1,875)
Foreign currency translation adjustments	156

Balance at June 30, 2009	$1,454

The remaining accrued balance of $1.5 million, representing severance and COBRA benefits, primarily relates to the selling, administrative and other staff reductions, and downsizing within the bottom-weight woven apparel fabrics segment, all described above. The Company expects to pay these benefits primarily during the remainder of 2009.

Note 12 Early Retirement Incentive

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

Balance at December 31, 2007	$1,216
Payments	(899)

Balance at December 31, 2008	317
Payments	(154)

Balance at March 31, 2009	163
Payments	(82)

Balance at June 30, 2009	$81

The Company expects to pay the balance of these accrued benefits primarily during the remainder of 2009.

Note 13 Fair Value of Financial Instruments

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company’s derivative instruments, beyond any commodity derivative contracts that are designated as normal purchases, principally include natural gas forward contracts and foreign-currency forward contracts. These derivative contracts are principally with financial institutions and other commodities brokers, the fair values of which are obtained from third-party broker quotes.

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under SFAS No. 157 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At June 30, 2009
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$184	$235	$—	$419

The following table provides a summary of the fair values of certain of the Company’s assets measured on a nonrecurring basis under SFAS No. 157 (in thousands):

	Significant Unobservable Inputs (Level 3)	Total At June 30, 2009	Impairment Loss
Intangible assets	$3,436	$3,436	$1,028
Goodwill	2,740	2,740	15,087

	$6,176	$6,176	$16,115

At December 31, 2008, the Company had intangible assets of $9.3 million and goodwill of $17.8 million, and during the first quarter of 2009, the Company recognized non-cash impairment charges of $1.0 million with respect to its customer relationships intangible assets and $15.1 million with respect to goodwill. See Note 4 for additional information regarding intangible asset and goodwill impairment. The estimation of the fair value of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting segment’s fair value, assuming a taxable asset sale, to all of its

34

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

The consolidated financial statements include other financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The Company is not able to estimate the fair value of its senior subordinated notes, its unsecured subordinated notes or its borrowings under its various bank loans or other long-term debt instruments because these instruments are not publicly traded and/or were originally issued in privately-negotiated transactions. However, based on changes in general credit markets and the Company’s financial results since the issuance of these securities, the Company estimates that such debt securities would have fair values less than the carrying values at June 30, 2009. (See Note 5 for amounts and terms of the Company’s long-term debt instruments). The Company’s other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

Note 14 Other Operating Income Net

“Other operating income–net” for the three and six months ended June 30, 2009 includes $2.4 million and $4.1 million, respectively, related to the reduction of the reserve for losses on cotton and wool purchase commitments (see Note 9). “Other operating loss (income)–net” also includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.1 million for each of the three and six months ended June 30, 2009 and 2008.

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

“Other operating income–net” for the three and six months ended June 30, 2009 and 2008 also include gains and losses related to the disposal of miscellaneous property and equipment.

Note 15 Other Income

In April 2009, the Company received a cash payment in the amount of $6.3 million from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a trademark infringement settlement agreement previously entered into; this receipt of cash was not related to the sale of an asset and is recorded in Other income in the three and six months ended June 30, 2009. Other income (net) in the three and six months ended June 30, 2009 also includes gains on derivative instruments of $1.7 million and $2.7 million, respectively, and foreign currency exchange gains of $1.3 million and foreign currency exchange losses of $1.2 million, respectively. Other income (net) in the three and six months ended June 30, 2008 includes $2.0 million related to a settlement payment received from a class action lawsuit filed by Burlington Industries LLC and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants. Other income (net) in the three and six months ended June 30, 2008 also includes foreign currency gains of $0.4 million and $1.7 million, respectively, and the six month period also includes a $0.3 million gain on sale of investments.

Note 16 Income Taxes

The Company recorded income tax expense of $3.6 million for the three months ended June 30, 2009, which represents an effective tax rate of (2.9)%, compared to an income tax benefit of $0.1 million for the three months ended June 30, 2008, which represents an effective tax rate of 3.5%. The Company recorded income tax expense of $2.4 million for the six months ended June 30, 2009, which represents an effective tax rate of (1.4)%, compared to income tax expense of $1.8 million for the six months ended June 30, 2008, which represents an effective tax rate of (6.8)%.

The Company’s effective tax rate for the three months ended June 30, 2009 differed from the statutory rate primarily due to $36.7 million related to the loss on deconsolidation of the Debtors as described in Note 1, an increase of $7.6 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is less likely than not, $3.7 million related to foreign income tax rate differentials and adjustments, primarily related to countries with tax holidays and Germany, $1.1 million related to foreign earnings that are not permanently reinvested, and certain foreign and domestic non-deductible business expenses. Income tax expense for the first six months of 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to $36.7 million related to the loss on deconsolidation of the Debtors as described in Note 1, an increase of $19.7 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is less likely than not, $7.8 million related to foreign income tax rate differentials and adjustments, primarily related to countries with tax holidays and Germany,

$1.1 million related to foreign earnings taxed in the U.S., $1.7 million related to nondeductible goodwill impairment, and certain foreign and domestic non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

In addition, income tax provisions for the period ended June 30, 2009 were impacted by the Bankruptcy Filing. In anticipation of the Bankruptcy Filing, GST Acquisition GmbH moved its Center of Main Interest (“COMI”) to the U.S. This movement caused the fiscal unity between this entity and its subsidiary Global Safety Textiles GmbH to terminate for German tax purposes. Prior to this move, Global Safety Textiles GmbH had net deferred tax liabilities on a separate company basis that offset net deferred tax assets at GST Acquisition GmbH, resulting in a net deferred tax asset on a fiscal unity basis on which the Company established a full valuation allowance based on management’s assessment of its realization. With the fiscal unity terminated, the entities are no longer allowed to file on a unified basis and therefore the net deferred tax assets and liabilities can no longer be offset. As a result, GST Acquisition GmbH recorded a net deferred tax asset on a separate entity basis, which is fully reserved by a valuation allowance, and Global Safety Textiles GmbH recorded a net deferred tax liability of $3.1 which generated a deferred tax expense in Germany during the second quarter of 2009.

The Company’s effective tax rate for the three and six month periods ended June 30, 2008 differed from the statutory rate primarily due to an increase in the valuation allowance on the increase in deferred tax assets, the foreign income tax rate differentials and adjustments, primarily related to countries with tax holidays and Germany, foreign earnings that are not permanently reinvested under APB 23, and certain non-deductible business expenses.

Note 17 Subsequent Event

On August 12, 2009, the Debtors in the Bankruptcy Filing, all of which are direct or indirect subsidiaries of ITG, announced that they had reached an agreement with a majority of the senior lenders under the Automotive Safety Facility to restructure the Debtors’ obligations, and had filed a proposed plan of reorganization (the “Plan”) with the Bankruptcy Court. Under the proposed Plan, upon the Debtors’ emergence from reorganization, those senior lenders would receive 100% of the equity interests, and would hold 100% of the long term debt, of the reorganized Debtors. The proposed Plan is subject to approval of, and confirmation by, the Bankruptcy Court. There can be no assurances as to whether or when the proposed Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court, the final terms thereof or whether any such plan would be successfully implemented.

The Company continues to supply certain products and services to the Debtors consistent with past practice. In connection with the filing of the proposed Plan, the Company and the Debtors are working to form a mutually acceptable transitional services agreement to provide support for GST, its customers, suppliers, and employees. There can be no assurances as to whether such an agreement will be reached, or the timing or terms thereof.

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

International Textile Group, Inc. (“ITG”, the “Company”, “we” or “us”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, Germany, Poland, Romania, the Czech Republic, Mexico, Vietnam and South Africa through June 30, 2009. See below for a discussion of certain proceedings under chapter 11 of Title 11 of the U.S. bankruptcy code relating to certain of the Company’s subsidiaries engaged in the automotive safety business. ITG’s long-term focus includes the realization of the benefits of its global expansion, including completing construction and reaching full production at ITG facilities in China and Vietnam, as described below, and continuing to seek other strategic growth opportunities.

The Company considers its primary markets to be:

•	Bottom-weight woven apparel fabrics—including denim, synthetic and worsted fabrics;

•	Automotive safety—including airbag fabric and airbag cushions;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics; and

•

Specialty fabrics and services—including commission printing and finishing, narrow fabrics for seat belts and for military and technical uses, and value added technical fabrics used in a variety of niche government, industrial and commercial applications.

Filings under Chapter 11 of Title 11 of the Bankruptcy Code by Certain Subsidiaries Engaged in the Automotive Safety Business

On June 30, 2009 (the “Petition Date”), Global Safety Textiles Holdings LLC (“GST Holdings”), all of its direct and indirect U.S. subsidiaries, including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., and Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors”) filed voluntary petitions for relief (collectively, the “Bankruptcy Filing”) under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the Bankruptcy Filing. The ability of the lenders under the Automotive Safety Facility (as defined below) to seek remedies to enforce their rights thereunder is automatically stayed as a result of the Bankruptcy Filing, and the lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The automatic stay invoked by the Bankruptcy Filing effectively precludes any action against the Debtors resulting from such maturity. In addition, the Debtors, and certain of their non-Debtor subsidiaries, have obtained a temporary restraining order that prevents the lenders from taking action, or initiating involuntary insolvency proceedings, with respect to those non-Debtor entities. The Debtors expect to pay all pre-petition secured trade liabilities and plan to continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company is not a Debtor in the Bankruptcy Filing and the operations of its four other primary markets: bottom-weight woven apparel fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, are expected to continue to operate in the ordinary course of business outside the chapter 11 cases and process.

On August 12, 2009, the Debtors in the Bankruptcy Filing, all of which are direct or indirect wholly owned subsidiaries of ITG, announced that they had reached an agreement with a majority of the senior lenders under the Automotive Safety Facility to restructure the Debtors’ obligations, and had filed a proposed plan of reorganization (the “Plan”) with the Bankruptcy Court. Under the proposed Plan, upon the Debtors’ emergence from reorganization, those senior lenders would receive 100% of the equity interests, and would hold 100% of the long term debt, of the reorganized Debtors. The proposed Plan is subject to approval of, and confirmation by, the Bankruptcy Court. There can be no assurances as to whether or when the proposed Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court, the final terms thereof or whether any such plan would be successfully implemented.

The Company continues to supply certain products and services to the Debtors consistent with past practice. In connection with the filing of the proposed Plan, the Company and the Debtors are working to form a mutually acceptable transitional services agreement to provide support for GST, its customers, suppliers, and employees. There can be no assurances as to whether such an agreement will be reached, or the timing or terms thereof.

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. Through June 30, 2009, the Company’s manufacturing footprint included 27 production facilities in 10 countries throughout 4 continents. However, as discussed herein, certain subsidiaries engaged in the automotive safety business have filed voluntary petitions for relief under the Bankruptcy Code, and the Company’s Nicaraguan denim facility has been temporarily idled beginning in April 2009. No assurances can be provided as to the timing or ownership or capital structure of the Company’s automotive safety business upon its emergence from bankruptcy. The international greenfield initiatives and the reconfiguration of the Company’s operations were substantially completed in 2008 (with the exception of the Company’s complex in Vietnam), and the Company believes it is positioned to begin realizing certain of the benefits of its investments.

Combined with capabilities in the U.S. and Mexico, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe aligning with ITG’s customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the current downturn in economic conditions across the world has resulted in certain delays in the recognition of the benefits previously expected.

Current Global Economic Environment and Related Impact

The global economy is currently experiencing significant disruptions and generally unfavorable developments, which accelerated during the second half of 2008 and has continued into 2009. The disruptions in the global financial markets and related restrictions on liquidity have impacted and are expected to continue to impact the availability and cost of capital for many companies. These developments have also adversely affected consumer spending in significant markets, including in both the apparel and automotive industries. The Company’s performance has been negatively impacted by this environment, including its impact on consumer spending mainly beginning in the third quarter of 2008 and continuing into 2009. As a result, apparel and automotive production and sales have deteriorated substantially during this period and are not expected to rebound significantly in the near term.

International Greenfield Initiatives

Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company which operates a vertically integrated denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, an area which we believe is undersupplied despite the high level of capacity for basic denims in China. Cone Denim (Jiaxing) shipped its initial first quality production in October 2007, and has experienced increasing capacity utilization throughout 2008 and year to date in 2009.

The Company also has completed construction and equipment installation for a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited started limited production in the third quarter of 2007 and has begun to see increased sales in the second quarter of 2009. This facility provides synthetic apparel fabrics, interior finishing fabrics and commission finishing services for other complementary products.

In April 2008, the Company opened a 28 million yard capacity vertical denim plant, Cone Denim de Nicaragua, in Nicaragua. The choice of Nicaragua reflected the Company’s belief that Nicaragua, and Central America generally, would be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. However, in December 2008 and February 2009, respectively, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the largest customer of Cone Denim de Nicaragua announced that it would be discontinuing production in certain of its facilities in the Central American region. These plant closures by our customers demonstrate the significant deterioration of the Central American supply chain which is critical to the long-term success of the Company’s operations in that region. Accordingly, the Company is currently evaluating strategic alternatives for Cone Denim de Nicaragua and, beginning in April 2009, has temporarily idled the facility until further strategic alternatives are finalized. The idling of that facility is expected to, in the near term, have an adverse effect on the Company’s net sales related to bottom-weight woven apparel fabrics.

The Company and Phong Phu Corporation have completed building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG-PP Joint Venture is 60% owned by the Company. Construction of these facilities commenced in March 2007 and was completed in December 2008 although production is not expected to reach full capacity levels until late 2010, depending on the effects of the current global economic recession. This venture offers apparel customers a total supply chain solution from fabric to finished garments. Capabilities include fabric dyeing and finishing operations in addition to sewing and laundering. Garment operations grew steadily through 2008 and have continued through 2009 utilizing a one shift operation. A second shift of garment processing operators is currently being added with full implementation anticipated by the first quarter of 2010. The textile facility is supporting the fabric needs of the garment operation as it continues to build confidence levels with targeted fabric customers.

Outlook

Recent restrictions on liquidity and disruptions in the global financial markets are adversely impacting the availability and cost of incremental credit for many companies. These disruptions are also adversely affecting consumer confidence and spending in significant markets thus negatively impacting all textile supply chains and markets.

The Company’s apparel business is predominately affected by changes in retail sales, as well as inventory at the retail and the manufacturer level, which generally began to decline in 2007 and have continued to decline. Based on the current economic conditions, retail sales are expected to weaken even further through 2009, which is expected to have a continued negative impact on the Company’s sales and operating results.

Based on continued news of a worsening financial crisis in the United States and Europe, and the expectation of significantly reduced apparel demand at retail, cotton and wool prices declined in the latter part of 2008 and through the first quarter of 2009. However, as the Company has firm purchase commitments for such materials that generally extend into 2009, higher raw material prices incurred in have placed a considerable operational and financial burden on the Company and are expected to negatively impact the Company into the third quarter of 2009 because of lower usage at the plants as a result of lower sales than planned. For a further discussion of the firm commitments and the accrued unrealized loss on such firm commitments during 2008 and 2009, see Note 9 to the accompanying unaudited condensed consolidated financial statements. It is unclear whether the recent decline of the spot price of certain commodities is sustainable, as cotton and wool prices showed increases in the latter part of the second quarter of 2009. The ultimate effect of these raw material cost changes on the Company’s earnings cannot be quantified, as the effect of movements in cotton and wool prices on industry selling prices is still uncertain; however, any dramatic or unexpected additional increase in raw material prices could have a material adverse effect on the Company’s results of operations.

Restructuring Charges and Asset Impairments

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company is continuing to re-evaluate all aspects of its businesses and operations to determine the best approach to mitigate the impact on the Company. In response to the significant economic uncertainties and concomitant business downturn, the Company took certain actions during the fourth quarter of 2008 and the first quarter of 2009 designed to reduce operating costs, and further evaluation may result in additional plant rationalization, global capacity optimization across businesses, restructuring initiatives or other actions, to improve its cost structure in order to further improve the Company’s competitive position. During the first quarter of 2009, the Company recognized impairment charges for goodwill and other intangible assets in the amount of $16.1 million, which consisted of impairment of goodwill of $15.1 million and $1.0 million related to other intangible assets related to customer contracts recorded in the automotive safety segment. Additional restructuring initiatives may be undertaken depending upon the timing and outcome of reorganization under the Bankruptcy Code of the Debtors, including the ownership or capital structure thereof.

In the first half of 2009, the Company recognized $2.1 million of restructuring charges consisting primarily of: $0.7 million related to manufacturing workforce reductions at two of its apparel plants and one automotive safety plant in Mexico, $0.5 million for severance and COBRA benefits related to additional capacity reductions at the Company’s White Oak plant, $0.3 million for severance and other associated costs to close and consolidate certain automotive safety facilities, $0.3 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans, and $0.3 million related to severance benefits associated with the decision to temporarily idle the Cone Denim de Nicaragua facility as discussed in Note 4 to the accompanying unaudited condensed consolidated financial statements. To the extent there is continued decline in general economic or business conditions, and/or further plant consolidation or restructuring initiatives are undertaken, such actions could result in the occurrence of additional cash restructuring charges and/or asset impairment charges, and such charges could be material.

Results of Operations

Results for the three and six months ended June 30, 2009 are largely reflective of the continued effects of the worldwide economic downturn. The overall slowdown in business activity has reduced demand for the Company’s products. Total revenue of $202.1 million and $387.8 million for the three and six months ended June 30, 2009 declined by 48% in both periods from the prior year. The benefits from restructuring and operational improvements are helping to reduce the impact of the revenue declines. Gross margin of 7.5% for the three months ended June 30, 2009 increased 3.9 percentage points from the prior year comparable period, but declined from 5.9% to 4.2% for the six month periods then ended, despite the continued effect of significantly lower sales volumes.

The unaudited condensed consolidated financial statements of ITG for the three and six months ended June 30, 2009 and 2008 have been presented on a consolidated basis including the Debtors and their subsidiaries, as the Bankruptcy Filing was not completed until June 30, 2009 and ITG controlled the operations of the Debtors and their subsidiaries prior to and as of such date. However, after consideration of the guidance available in Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements”, SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries”, Accounting Research Bulletin (“ARB”) No. 51 (As Amended), “Consolidated Financial Statements”, Accounting Principles Board Opinion (“APB”) No. 18 (As Amended), “The Equity Method of Accounting for Investments in Common Stock”, and American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), ITG has deconsolidated the Debtors and their subsidiaries in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2009 as a result of the Bankruptcy Filing. The Company currently expects that it will not regain control of the Debtors following the reorganization and that loss of such control is, therefore, not temporary. In addition, in accordance with SOP 90-7, the propriety of the carrying amounts of intercompany receivables from the Debtor entities in bankruptcy was evaluated as of June 30, 2009. Based on this evaluation, ITG and its non-debtor subsidiaries established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of $14.4 million against its investment in GST Holdings since ITG is an unsecured equity holder and does not expect to recover any of this investment. Based on these evaluations, a noncash loss on deconsolidation of the Debtors of $102.2 million was recorded in non-operating income in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2009.

Through June 30, 2009, the Company reported its financial results in four reportable segments: bottom-weight woven apparel fabrics, automotive safety, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the CODM. In the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment data for all periods presented in the accompanying unaudited condensed consolidated financial statements have been recast to conform to the current presentation.

The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics, including government uniform fabrics for dress U.S. military uniforms, and cotton twill garment production. The automotive safety segment consists of airbag fabrics, curtains and cushions used in the automotive industry. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform cotton fabrics primarily for battle fatigue U.S. military uniforms; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries such as fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; transportation services; and other miscellaneous items.

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended June 30, 2009 and June 30, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $1.5 million and $2.1 million, respectively. Intersegment net sales for the six months ended June 30, 2009 and June 30, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $2.8 million and $4.6 million, respectively.

The following table presents certain results of operations by reportable segment (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net Sales:
Bottom-weight Woven Apparel Fabrics	$95,632	$116,569	$189,158	$220,892
Automotive Safety	74,328	124,091	132,143	240,401
Narrow Fabrics	10,126	12,512	20,849	27,575
All Other	23,523	28,640	48,579	58,831

	203,609	281,812	390,729	547,699
Intersegment sales	(1,475)	(2,108)	(2,842)	(4,636)

	$202,134	$279,704	$387,887	$543,063

(Loss) Income From Operations Before Income Taxes:
Bottom-weight Woven Apparel Fabrics	$(911)	$(13,427)	$(8,237)	$(20,769)
Automotive Safety	1,549	2,930	(3,604)	11,187
Narrow Fabrics	490	(2,212)	421	(3,238)
All Other	(606)	(607)	(895)	(471)

Total reportable segments	522	(13,316)	(12,315)	(13,291)
Corporate expenses	(5,946)	(4,504)	(11,398)	(9,897)
Expenses associated with refinancing activities	(10,494)	—	(12,781)	—
Expenses associated with corporate realignments	—	(943)	—	(6,614)
Other operating income - net	5,387	27,524 (1)	7,145	27,527 (1)
Restructuring and impairment charges	(174)	92	(18,165)	(1,095)
Interest expense	(18,554)	(15,500)	(36,265)	(27,169)
Loss on deconsolidation of debtors	(102,235)	—	(102,235)	—
Other income (expense)	8,459	3,197	6,695	4,400

	(123,035)	(3,450)	(179,319)	(26,139)
Income tax benefit (expense)	(3,565)	126	(2,429)	(1,762)
Equity in income of unconsolidated affiliates	54	(202)	227	39

Net loss	(126,546)	(3,526)	(181,521)	(27,862)
Less: net loss attributable to noncontrolling interests	(2,255)	(1,933)	(5,052)	(3,937)

Net loss attributable to International Textile Group, Inc.	$(124,291)	$(1,593)	$(176,469)	$(23,925)

(1)	Includes gain on sale of the Burlington brand name as described elsewhere herein of $24.3 million.

Comparison of Three Months Ended June 30, 2009 and Three Months ended June 30, 2008

Consolidated: The Company’s consolidated net sales in the quarter ended June 30, 2009 were $202.1 million, a decrease of $77.6 million, or 27.7%, from the $279.7 million reported in the quarter ended June 30, 2008. Net sales decreased in all segments primarily due to the unfavorable global economic environment, which resulted in reduced consumer purchasing activities and ultimately also resulted in the tightening of retail inventory levels. Sales volumes for substantially all of the Company’s markets were down from the prior year except for the bottom-weight woven apparel government dress uniform fabrics market. In addition to the economic pressures, the decline in the Company’s reported net sales was further impacted by an unfavorable shift in foreign currency exchange rates as a result of the overall continued strengthening of the U.S. dollar in 2009 compared to other currencies in which the Company’s sales are denominated.

Gross profit margin in the quarter ended June 30, 2009 was 7.5% compared to 3.6% in the quarter ended June 30, 2008. The increase was primarily due to significant reductions in plant overhead costs to support lower sales volume, lower raw material prices in 2009 compared to 2008 and improved manufacturing efficiencies in selected plants.

Operating losses for the quarter ended June 30, 2009 were $11.0 million compared to operating income of $8.5 million in the quarter ended June 30, 2008. Operating results for the quarter ended June 30, 2008 included a gain of $24.3 million on sale of the Burlington brand name. Excluding this gain, the improvement in operating results of $4.8 million resulted primarily from the improvement in gross profit described above, the reduction of the Company’s reserve for losses on firm purchase commitments and lower selling and administrative expenses, partially offset by expenses incurred in the 2009 period related to refinancing activities.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the quarter ended June 30, 2009 decreased $21.0 million to $95.6 million as compared to the $116.6 million recorded in the quarter ended June 30, 2008. The decrease in sales primarily resulted from $30.2 million in lower domestic denim sales volume due to a slower retail environment, lower synthetic and wool volumes linked to planned reductions of the Company’s synthetic capacity, and worsening economic conditions impacting the wool worsteds businesses, all partially offset by increased sales at our international greenfield operations. Volume declines in this segment were partially offset by $4.0 million from higher volumes in the U.S. government dress uniform fabrics market, including sales under a new foreign government military program, and $5.2 related to increased sales prices and improved product mix as the Company attempted to adjust prices to recover some of its higher raw material and energy costs.

Loss in the bottom-weight woven apparel fabrics segment was $0.9 million in the quarter ended June 30, 2009 as compared to $13.4 million in the quarter ended June 30, 2008. Improvements in operating results included $4.3 million due to increased volume and prices primarily at the international greenfield operations, $1.8 million due to manufacturing performance primarily in the denim and synthetic businesses, lower selling and administrative costs of $2.4 million, lower raw material costs of $1.7 million and lower energy costs of $3.0 million. These improvements were offset by manufacturing inefficiencies of $1.0 million primarily related to lower capacity in the domestic denim, synthetic and worsted wool businesses.

Automotive Safety: Sales in the automotive safety segment were $74.3 million in the quarter ended June 30, 2009 compared to sales of $124.1 million in the quarter ended June 30, 2008. The decrease in sales primarily related to $34.8 million of reduced volumes as a result of the deterioration of the global economy and automotive markets as reduced consumer confidence is resulting in delays of purchases of durable goods such as automobiles. In addition, sales declined $2.9 million due to a less favorable product sales mix and price reductions provided to customers, and a net unfavorable effect from foreign currency exchange rates in the amount of $11.6 million. The automotive safety segment has also been negatively affected by an increase in decisions to in-source production by certain of the segment’s customers.

Operating income in the automotive safety segment was $1.5 million in the quarter ended June 30, 2009 as compared to income of $2.9 million in the quarter ended June 30, 2008. The decline in volume and its effect on manufacturing performance negatively impacted results by $6.1 million. However, reduced selling and administrative expenses, lower raw material costs and improved product mix were favorable contributors to the change in operating results for the 2009 quarter as compared to the prior year quarter.

Narrow Fabrics: Sales in the narrow fabrics segment were $10.1 million in the quarter ended June 30, 2009 compared to $12.5 million in the comparable 2008 period. Sales in the narrow fabrics business decreased primarily due to a decline in seat belt fabric volumes due to lower sales of vehicles, primarily SUVs and large trucks, in North America. Income in the narrow fabrics segment was $0.5 million in the quarter ended June 30, 2009 compared to a loss of $2.2 million in the comparable 2008 period. The impact of lower volumes of $0.6 million in the narrow fabrics segment was offset by an improvement in operating results primarily due to improvements in manufacturing quality and operating inefficiencies of $1.6 million, cost reductions of $1.1 million primarily related to labor and selling and administrative expenses, improved selling prices and product mix of $0.3 million and lower raw material and energy costs of $0.3 million.

All Other: Net sales in the all other segment for the quarter ended June 30, 2009 were $23.5 million compared to the $28.6 million recorded in the quarter ended June 30, 2008. Volumes decreased primarily due to lower demand for home decorative prints as fashion trends have shifted away from such products. These markets have also been negatively affected by diminished discretionary income and consumer spending in the U.S. Interior furnishings sales decreased in the quarter ended June 30, 2009 compared to the same period in 2008 primarily as a result of lower volumes due to weak economic conditions which have negatively impacted housing starts and the furniture industry and, to a lesser extent, partially offset by price increases. Technical fabrics sales volumes decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to lower volumes from poor general economic conditions partially offset by improved product mix.

Operating loss in the commission finishing segment for the quarter ended June 30, 2009 was flat compared to the same period in 2008. The interior furnishings products business recorded a slightly higher loss in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 primarily due to lower sales volumes and decreased plant capacity utilization partially offset by lower energy costs. Income from the technical fabrics market increased slightly in the quarter ended June 30, 2009 compared the prior year period with improvements primarily resulting from improved product mix and lower selling and administrative expenses.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $20.8 million for the quarter ended June 30, 2009 compared to $28.3 million for the quarter ended June 30, 2008. As a percent of net sales, this expense was 10.3% and 10.1% for the 2009 and 2008 quarters, respectively. The 2009 amounts decreased primarily due to cost reduction programs across the Company that have resulted in lower salaries and benefits; the idling of the CDN facility also contributed to the reduction in selling and administrative expenses. In addition, the Company has incurred lower travel costs and reduced some outside consultant and professional fees.

EXPENSES ASSOCIATED WITH REFINANCING ACTIVITIES: In the second quarter of 2009, the Company incurred expenses of $10.5 million consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the Automotive Safety Facility and its underlying debt that matured on June 30, 2009. Prior to the Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential financing arrangements and alternatives with respect to such debt; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan, and therefore these costs have been expensed as incurred.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $0.9 million consisted primarily of legal, consulting and banking fees associated with the April 2008 realignment (the “Realignment”) and consolidation of certain of the Company’s automotive safety businesses into a single operating group, including modifications to the Company’s various financing agreements.

OTHER OPERATING INCOME—NET: Other operating income–net for the three months ended June 30, 2009 includes $2.4 million related to the reduction of the reserve for losses on cotton and wool purchase commitments (see Note 9). Other operating income—net also included $3.1 million in the three months ended June 30, 2009 related to Wool Trust grants from the U.S. government, as well as gains and losses related to the disposal of miscellaneous property and equipment. In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington ® brand name and recorded a gain of $24.3 million in the quarter ended June 30, 2008 related to the brand name sale, which is included in “Other operating income—net” in the unaudited condensed consolidated statement of operations. Other operating income—net also included $3.1 million in the three months ended June 30, 2008 related to Wool Trust grants from the U.S. government, as well as gains and losses related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING: For the quarter ended June 30, 2009, the Company recognized $0.2 million for restructuring charges as compared to $(0.1) million for the comparable period of 2008. In the second quarter of 2009, the restructuring charges consisted primarily of $0.1 million related to manufacturing workforce reductions at an apparel fabrics segment plant in Mexico and $0.1 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans.

INTEREST EXPENSE: Interest expense of $18.6 million in the quarter ended June 30, 2009 was $3.1 million higher than interest expense of $15.5 million in the quarter ended June 30, 2008. The increase was primarily due to capitalization of interest in the 2008 period related to the Company’s international greenfield initiatives, and higher interest rates on the Company’s outstanding debt related to its senior subordinated notes and amounts under the Automotive Safety Facility, partially offset by lower interest rates on other outstanding debt.

LOSS ON DECONSOLIDATION OF DEBTORS: As a result of the Bankruptcy Filing, and in accordance with generally accepted accounting principles, the propriety of the carrying amounts of intercompany receivables from the Debtor entities in bankruptcy was evaluated as of June 30, 2009. Based on this evaluation, ITG and its non-debtor subsidiaries established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of $14.4 million against its investment in GST Holdings since ITG is an unsecured equity holder and does not expect to recover any of this investment. Based on these evaluations, a noncash loss on deconsolidation of the Debtors of $102.2 million was recorded in non-operating income in the condensed consolidated statement of operations for the three months ended June 30, 2009.

OTHER INCOME: In April 2009, the Company received a cash payment in the amount of $6.3 million from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a trademark infringement settlement agreement previously entered into; this receipt of cash was not related to the sale of an asset and is recorded in Other income in the three months ended June 30, 2009. Other income in the three months ended June 30, 2009 also includes gains on derivative instruments of $1.7 million and foreign currency exchange gains of $1.3 million. Other income in the three months ended June 30, 2008 includes $2.0 million related to a settlement payment received from a class action lawsuit filed by Burlington Industries LLC and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants. Other income in the three months ended June 30, 2008 also includes foreign currency gains of $0.4 million.

INCOME TAX (EXPENSE) BENEFIT: Income tax expense was $3.6 million in the quarter ended June 30, 2009 in comparison with an income tax benefit of $0.1 million in the quarter ended June 30, 2008. The income tax provision for the quarter ended June 30, 2009 was impacted by the Bankruptcy Filing. In anticipation of the Bankruptcy Filing, GST Acquisition GmbH moved its Center of Main Interest (“COMI”) to the U.S. This movement caused the fiscal unity between this entity and its subsidiary Global Safety Textiles GmbH to terminate for German tax purposes. Prior to this move, Global Safety Textiles GmbH had net deferred tax liabilities on a separate company basis that offset net deferred tax assets at GST Acquisition GmbH, resulting in a net deferred tax asset on a fiscal unity basis on which the Company established a full valuation allowance based on management’s assessment of its realization. With the fiscal unity terminated, the entities are no longer allowed to file on a unified basis and therefore the net deferred tax assets and liabilities can no longer be offset. As a result, GST Acquisition GmbH recorded a net deferred tax asset on a separate entity basis, which is fully reserved by a valuation allowance, and Global Safety Textiles GmbH recorded a net deferred tax liability of $3.1 million which generated a deferred tax expense in Germany for the quarter ended June 30, 2009. Significant net operating losses and loss carryforwards exist in the United States; however the benefit from these losses is fully offset by a valuation allowance. The Company has tax holidays in certain jurisdictions that provide for a 0% tax rate or a reduced tax rate for a defined number of taxable years in each of these jurisdictions. In addition to the above items, income tax expense for the second quarter of 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to $36.7 million related to the loss on deconsolidation of the Debtors as described above, an increase of $7.6 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is less likely than not, $3.7 million related to foreign income tax rate differentials and adjustments, primarily related to countries with tax holidays and Germany, $1.1 million related to foreign earnings taxed in the U.S., and certain foreign and domestic non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense related to the second quarter of 2008 was different from the amount obtained by applying statutory rates to income before income taxes primarily as a result of establishing a valuation allowance for the benefit of taxable losses, tax rate differentials on foreign income, the utilization of a loss carryforward which had previously been offset by a full valuation allowance, a reduction of the valuation allowance on deferred tax assets of $0.7 million, state income taxes and certain non-deductible business expenses.

NONCONTROLLING INTEREST: Net losses attributable to noncontrolling interests were $2.3 million in the quarter ended June 30, 2009 compared to $1.9 million in the quarter ended June 30, 2008. The increase in net losses attributable to noncontrolling interests in 2009 was primarily related to the Company’s joint ventures in Vietnam and China as they continue to increase production levels.

Comparison of Six Months Ended June 30, 2009 and Six Months ended June 30, 2008

Consolidated: The Company’s consolidated net sales in the six months ended June 30, 2009 were $387.9 million, a decrease of $155.2 million, or 28.6%, from the $543.1 million reported in the six months ended June 30, 2008. Net sales decreased in all segments primarily due to the unfavorable global economic environment, which resulted in reduced consumer purchasing activities and ultimately also resulted in the tightening of retail inventory levels. In addition to these economic pressures, the decline in the Company’s net sales was further impacted by an unfavorable shift in foreign currency exchange rates as a result of the overall continued strengthening of the U.S. dollar in 2009 as it related to the currencies in which the Company conducts its business.

Gross profit margin in the six months ended June 30, 2009 was 4.2% compared to 5.9% in the six months ended June 30, 2008. The decrease was primarily due to volume losses without corresponding adjustments to the plant production costs in the first half of the year, increased losses mainly at the Company’s international greenfield location in Vietnam which is not at full capacity, and price reductions provided to customers in the automotive safety segment in the first half of 2009.

Operating losses for the six months ended June 30, 2009 were $48.1 million compared to a loss of $4.1 million in the six months ended June 30, 2008. Operating results for the six months ended June 30, 2008 included a gain of $24.3 million on sale of the Burlington brand name. Excluding the gain on sale of the Burlington brand name in the 2008 period, the decline in operating results of $19.7 million resulted primarily from the $15.8 million decline in gross profit, described above, and the $16.1 million in impairment charges recognized in the six months ended June 30, 2009 with respect to the Company’s goodwill and customer contract intangible assets in the automotive safety segment, partially offset by $15.4 million of lower selling and administrative expenses. These unfavorable results were partially offset by lower selling and administrative expenses and lower realignment expenses compared to the prior period, as well as the reduction of the Company’s reserve for losses on firm purchase commitments. The Company recorded a non-cash impairment charge of $16.1 million during the six months ended June 30, 2009 largely as the result of the drastic changes in consumer demand for automobiles and the corresponding decrease in automobile production and demand for the Company’s automotive safety products. See further discussion in “Goodwill and Other Impairment Charges” below.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the six months ended June 30, 2009 decreased $31.7 million to $189.2 million as compared to the $220.9 million recorded in the six months ended June 30, 2008. The decrease in sales primarily resulted from $47.5 million of lower domestic denim sales volume due to a slower retail environment, lower synthetic and wool volumes linked to planned reductions of the Company’s synthetic capacity, and worsening economic conditions impacting the wool worsteds businesses, all partially offset by increased sales at our international greenfield operations. Volume declines in this segment were partially offset by higher volumes in the U.S. government dress uniform fabrics market of $6.6 million, including sales under a new foreign government military program, and $9.2 million related to increased sales prices and improved product mix as the Company attempted to adjust prices to recover some of its higher raw material and energy costs.

Loss in the bottom-weight woven apparel fabrics segment was $8.2 million in the six months ended June 30, 2009 compared to $20.8 million in the six months ended June 30, 2008, an improvement of $12.6 million. Improvements in operating results included $3.7 million due to increased volume and prices primarily at the international greenfield operations, $3.0 million due to improved manufacturing performance primarily in the denim and synthetic businesses as a result of concerted efforts to improve performance and reduce waste, reduced labor costs of $1.3 million, lower selling and administrative costs of $4.3 million, lower energy costs of $5.3 million and $1.3 million related to favorable foreign currency effects. These improvements were offset by higher raw material costs of $1.4 million, and manufacturing inefficiencies of $4.3 million primarily related to lower capacity in the domestic denim, synthetic and worsted wool businesses.

Automotive safety: Sales in the automotive safety segment were $132.1 million in the six months ended June 30, 2009 compared to sales of $240.4 million in the six months ended June 30, 2008. The decrease in sales primarily related to $89.9 million of reduced volumes as a result of the deterioration of the global economy and automotive markets as reduced consumer confidence is resulting in delays of purchases of durable goods such as automobiles. In addition, sales declined $7.8 million due to a less favorable product sales mix and price reductions provided to customers, and a net unfavorable effect from foreign currency exchange rates in the amount of $9.1 million. The automotive safety segment has also been negatively affected by an increase in decisions to in-source production by certain of the segment’s customers.

Loss in the automotive safety segment was $(3.6) million in the six months ended June 30, 2009 as compared to income of $11.2 million in the six months ended June 30, 2008. The decline in volume and its effect on manufacturing performance, which negatively impacted results by $15.5 million, but was partially offset by lower raw material costs of $0.6 million and an improved product mix of $1.0 million, were major contributors to the change in operating results for the 2009 quarter as compared to the prior year quarter.

Narrow Fabrics: Sales in the narrow fabrics segment were $20.8 million in the six months ended June 30, 2009 compared to $27.6 million in the comparable 2008 period. Sales in the narrow fabrics segment decreased primarily due to a decline in seat belt fabric volumes due to lower sales of vehicles, primarily SUVs and large trucks, in North America, partially offset by higher selling prices. Income in the narrow fabrics segment was $0.4 million in the six months ended June 30, 2009 compared to a loss of $3.2 million in the 2008 period. The impact of lower volumes of $1.7 million in the narrow fabrics segment was offset by an improvement in operating results primarily due to improvements in manufacturing quality and a reduction in operating inefficiencies of $2.6 million, cost reductions of $1.1 million primarily related to labor and selling and administrative expenses, improved selling prices and product mix of $0.4 million and lower raw material and energy costs of 0.3 million.

All Other: Net sales in the all other segment for the six months ended June 30, 2009 were $48.6 million compared to the $58.8 million recorded in the six months ended June 30, 2008. Volumes decreased primarily due to lower demand for home decorative prints as fashion trends have shifted away from such products. These markets have also been negatively affected by diminished discretionary income and consumer spending in the U.S. Interior furnishings sales decreased in the six months ended June 30, 2009 compared to the same period in 2008 primarily as a result of lower volumes due to weak economic conditions which have negatively impacted housing starts and the furniture industry and, to a lesser extent, partially offset by price increases. Technical fabrics sales volumes decreased in the first six months of 2009 compared to the first six months of 2008 primarily due to lower volumes from poor general economic conditions partially offset by improved product mix.

Operating results in the commission finishing segment for the six months ended June 30, 2009 were flat compared to the same period in 2008. The interior furnishings products business recorded a loss of $1.3 million in the six months ended June 30, 2009 compared to $0.2 million in the six months ended June 30, 2008 primarily due to lower sales volumes and decreased plant capacity utilization resulting from weak economic conditions which have shifted consumer spending away from deferrable items such as furniture. Income from the technical fabrics market was $1.0 million in the six months ended June 30, 2009 compared to $0.6 million for the prior year period with improvements primarily resulting from improved product mix and lower selling and administrative expenses.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $40.7 million for the six months ended June 30, 2009 compared to $56.1 million for the six months ended June 30, 2008. As a percent of net sales, this expense was 10.5% and 10.3% for the 2009 and 2008 periods, respectively. The 2009 amounts decreased primarily due to cost reduction programs across the Company that have resulted in lower salaries, benefits and travel costs. During the first six months of 2009, the Company also was able to recover certain accounts previously written off as bad debt expense, and the Company incurred lower outside consultant and professional fees.

EXPENSES ASSOCIATED WITH REFINANCING ACTIVITIES: In the first six months of 2009, the Company incurred expenses of $12.8 million consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the Automotive Safety Facility and its underlying bank debt that matured on June 30, 2009. Prior to the Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential refinancing arrangements and alternatives with respect to such debt; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan, and therefore these costs have been expensed as incurred.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $6.6 million consisted primarily of legal, consulting and banking fees associated with the April 2008 Realignment and consolidation of certain of the Company’s automotive safety businesses into a single operating group, including modifications to the Company’s various financing agreements.

OTHER OPERATING INCOME—NET: Other operating income–net for the six months ended June 30, 2009 includes $4.2 million related to the reduction of the reserve for losses on cotton and wool purchase commitments (see Note 9). In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington ® brand name and recorded a gain of $24.3 million in the six months ended June 30, 2008 related to the brand name sale, which is included in “Other operating income—net” in the unaudited condensed consolidated statement of operations. Other operating income—net also included $3.1 million in the six months ended June 30, 2009 and 2008 related to Wool Trust grants from the U.S. government, as well as gains and losses related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING: For the six months ended June 30, 2009, the Company recognized $2.1 million for restructuring charges as compared to $1.1 million for the comparable period of 2008. In the first six months of 2009, the restructuring charges consisted primarily of: $0.7 million related to manufacturing workforce reductions at two apparel fabrics segment plants and one automotive safety segment plant in Mexico, $0.5 million for severance and COBRA benefits related to capacity reductions at certain bottom-weight woven apparel fabrics segment facilities, $0.3 million for severance and other associated costs to close and consolidate certain automotive safety segment facilities, $0.3 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans, and $0.3 million related to severance benefits associated with the decision to temporarily idle Cone Denim de Nicaragua. The 2008 restructuring charges primarily included $1.0 million for additional relocation and other associated costs to close and consolidate automotive safety segment facilities in Germany, as well as $0.1 million related to transitioning production from the Hurt finishing plant to other domestic facilities.

GOODWILL AND OTHER IMPAIRMENT CHARGES: The 2009 non-cash impairment charges of $16.1 million primarily related to impairment of goodwill and other intangible assets related to customer contracts recorded in the automotive safety segment. Based on the further weakening of the macro-economic business environment and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the U.S. region since the Company’s 2008 annual review of assessments and impairments, the Company has completed additional assessments for impairment of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment began experiencing decreased operating results and cash flows in the six months ended September 30, 2008, greater than those previously anticipated in operating forecasts. Such decreases have continued and are estimated to continue through fiscal 2009. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill assigned to the automotive safety reporting unit was zero as of March 31, 2009 and, accordingly, the Company recognized a pre-tax non-cash impairment charge of $16.1 million in the first quarter of 2009 to write-off the entire remaining carrying value as of March 31, 2009. No additional impairment charges resulted from the Company’s assessments as of June 30, 2009.

The estimation of the fair values was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of SFAS No. 142. The determination of future cash flows is based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. In determining such rates, we used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing as of March 31, 2009. Our WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and an additional impairment of assets might be required to be recorded.

INTEREST EXPENSE: Interest expense of $36.3 million in the six months ended June 30, 2009 was $9.1 million higher than interest expense of $27.2 million in the six months ended June 30, 2008. The increase was primarily due to higher short term and long term borrowings outstanding (including $30.0 million of additional funding from six investment funds affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, provided to the Company on December 29, 2008), capitalization of interest in the 2008 period related to the Company’s international greenfield initiatives, and higher interest rates on the Company’s outstanding debt related to its senior subordinated notes and automotive safety business, partially offset by lower interest rates on other outstanding debt.

LOSS ON DECONSOLIDATION OF DEBTORS: As a result of the Bankruptcy Filing, and in accordance with generally accepted accounting principles, the propriety of the carrying amounts of intercompany receivables from the Debtor entities in bankruptcy was evaluated as of June 30, 2009. Based on this evaluation, ITG and its non-debtor subsidiaries established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of $14.4 million against its investment in GST Holdings since ITG is an unsecured equity holder and does not expect to recover any of this investment. Based on these evaluations, a noncash loss on deconsolidation of the Debtors of $102.2 million was recorded in non-operating income in the condensed consolidated statement of operations for the six months ended June 30, 2009.

OTHER INCOME: In April 2009, the Company received a cash payment in the amount of $6.3 million from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a trademark infringement settlement agreement previously entered into; this receipt of cash was not related to the sale of an asset and is recorded in Other income in the six months ended June 30, 2009. Other income in the six months ended June 30, 2009 also includes gains on derivative instruments of $2.7 million, partially offset by foreign currency exchange losses of $1.2 million. Other income in the six months ended June 30, 2008 includes $2.0 million related to a settlement payment received from a class action lawsuit filed by Burlington Industries LLC and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants. Other income in the six months ended June 30, 2008 also includes foreign currency gains of $1.7 million and a $0.3 million gain on sale of investments.

INCOME TAX EXPENSE: Income tax expense was $2.4 million in the six months ended June 30, 2009 in comparison with $1.8 million in the six months ended June 30, 2008. The income tax provision for the six months ended June 30, 2009 was impacted by the Bankruptcy Filing. In anticipation of the Bankruptcy Filing, GST Acquisition GmbH moved its Center of Main Interest (“COMI”) to the U.S. This movement caused the fiscal unity between this entity and its subsidiary Global Safety Textiles GmbH to terminate for German tax purposes. Prior to this move, Global Safety Textiles GmbH had net deferred tax liabilities on a separate company basis that offset net deferred tax assets at GST Acquisition GmbH, resulting in a net deferred tax asset on a fiscal unity basis on which the Company established a full valuation allowance based on management’s assessment of its realization. With the fiscal unity terminated, the entities are no longer allowed to file on a unified basis and therefore the net deferred tax assets and liabilities can no longer be offset. As a result, GST Acquisition GmbH recorded a net deferred tax asset on a separate entity basis, which is fully reserved by a valuation allowance, and Global Safety Textiles GmbH recorded a net deferred tax liability of $3.1 million which generated a deferred tax expense in Germany during the June quarter of 2009. Significant net operating losses and loss carryforwards exist in the United States; however the benefit from these losses is fully offset by a valuation allowance. The Company has tax holidays in certain jurisdictions that provide for a 0% tax rate or a reduced tax rate for a defined number of taxable years in each of these jurisdictions. In addition to the above items, income tax expense for the first six months of 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to $36.7 million related to the loss on deconsolidation of the Debtors as described above, an increase of $19.7 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is less likely than not, $7.8 million related to foreign income tax rate differentials and adjustments, primarily related to countries with tax holidays and Germany, $1.1 million related to foreign earnings taxed in the U.S., $1.7 million related to nondeductible goodwill impairment, and certain foreign and domestic non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense related to the first six months of 2008 was different from the amount obtained by applying statutory rates to income before income taxes primarily as a result of the establishment of a $5.6 million valuation allowance on the increase in deferred tax assets, $3.7 million related to foreign income taxed at different rates, $1.1 million related to foreign earnings taxed in the U.S., and certain non-deductible business expenses.

NONCONTROLLING INTEREST: Net losses attributable to noncontrolling interests were $5.1 million in the six months ended June 30, 2009 compared to $3.9 million in the six months ended June 30, 2008. The increase in net losses attributable to noncontrolling interests in 2009 was primarily related to the Company’s joint ventures in Vietnam and China as they continue to increase production levels.

Liquidity and Capital Resources

The Company’s principal sources of funds have generally been borrowings under bank credit facilities, issuances of senior subordinated notes, project financing arrangements, issuances of shares of preferred stock, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to unsecured subordinated notes. During the first six months of 2009, the Company’s principal sources of funds consisted of bank revolver loans and cash generated from operations, and such funds were primarily used for capital expenditures and payments of principal and interest on bank debt and other debt obligations. As a result of the deconsolidation of the Debtors, cash declined by $29.9 million as of June 30, 2009.

The Company’s financial position remains under stress, with limited liquidity, as the cash requirements of the Company’s operations, including the funding of operating losses and capital expenditure commitments, have generally exceeded the cash generated from such operations. For the first time in recent periods, the Company generated positive cash flows from operations in the amounts of $10.7 million and $3.3 million for the three and six months ended June 30, 2009, respectively, due to improved profit margins, cost reduction efforts and working capital improvements. Cash inflows from operations were $8.7 million for the three months ended June 30, 2009 excluding the Debtors and their subsidiaries. At June 30, 2009, the Company’s primary credit facilities consisted of (i) a Credit Agreement, dated as of December 29, 2006, by and among ITG and certain of its subsidiaries, and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Bank Credit Agreement”), (ii) a Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A. de C.V., a wholly owned subsidiary of ITG (the “Mexican Holding Company”), and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Term Loan Agreement”), and (iv) various loan agreements entered into by certain project finance entities related to the Company’s operations in China, Vietnam and Nicaragua. In addition, the Company had outstanding senior subordinated notes due June 6, 2011 (the “Notes”), issued pursuant to a Senior Subordinated Note Purchase Agreement dated as of June 6, 2007 (as amended, the “Note Purchase Agreement”), and various unsecured subordinated notes issued to funds affiliated with the Company’s chairman of the board of directors.

GST Holdings is a wholly owned subsidiary of the Company and is the holding company that directly or indirectly owns all of the subsidiaries through which the Company’s automotive safety group operates. The automotive safety group operates substantially all of the Company’s automotive airbag fabric and automotive airbag cushions businesses.

GST Holdings and certain of its subsidiaries are parties to a Term and Revolving Loan Agreement, dated as of December 8, 2006 (the “Automotive Safety Facility”), which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility, which approximated $199 million on an as-converted to U.S. dollar basis at maturity, were not repaid prior to, or upon, maturity.

As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that has matured, or is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon its ability to (i) obtain modifications or amendments to, or restructure or obtain replacement financing for, any current debt instruments in which the Company is not in covenant compliance, (ii) refinance its existing debt that matures at various times during 2009, (iii) attain and remain in compliance with all applicable covenants in its existing debt agreements, (iv) obtain additional equity contributions or debt financing, (v) reduce expenditures and attain further operating efficiencies, and (vi) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment, as well as the Company’s recent financial performance, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company. In any event, there can also be no assurance that the Company will be able to achieve profitability and positive cash flows, or that the Company will be able to remain in compliance with any then-applicable covenant requirements. The Company’s financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

On June 30, 2009, GST Holdings and the other Debtors undertook the Bankruptcy Filing. With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the Bankruptcy Filing. The ability of the lenders under the Automotive Safety Facility to seek remedies to enforce their rights under the Automotive Safety Facility is automatically stayed as a result of the Bankruptcy Filing, and the lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The automatic stay invoked by the Bankruptcy Filing effectively precludes any action against the Debtors resulting from such maturity. In addition, the Debtors, and certain of their non-Debtor subsidiaries, have obtained a temporary restraining order that prevents the lenders from taking action, or initiating involuntary insolvency proceedings, with respect to these non-Debtor entities. The Debtors expect to pay all pre-petition secured trade liabilities and plan to continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company is not a Debtor in the Bankruptcy Filing and the operations of its four other primary markets: bottom-weight woven apparel fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, are expected to continue to operate in the ordinary course of business outside the chapter 11 cases and process.

The Credit Agreement contains a requirement that that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report dated March 27, 2009 of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 was unqualified but contained an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights, which did not waive the claimed default, but put the Company on notice that the lenders would decide in their sole discretion on a “day-to-day” basis whether or not to exercise any available rights and remedies under the Bank Credit Agreement. As a result and in accordance with the terms of the Bank Credit Agreement, effective March 30, 2009 the Applicable Margin (as defined therein) was increased by 2.0% and the aggregate commitment amount under the Revolving Credit Facility (as defined below) was reduced from $129.0 million to $87.5 million. On June 30, 2009, the Company, GECC and the other signatories thereto entered into the Limited Waiver and Amendment No. 16 (the “Credit Agreement Amendment”) to Bank Credit Agreement. The Credit Agreement Amendment provides a waiver, until September 15, 2009, from the requirement under the Bank Credit Agreement that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The Credit Agreement Amendment also amends the levels of availability (as defined in the Bank Credit Agreement) below which the Company would be required to comply with the fixed charge coverage ratio (as defined in the Bank Credit Agreement) contained therein and would be required to receive funds under the Support Agreement (as defined below).

In connection with the Credit Agreement Amendment, also on June 30, 2009, WLR Recovery Fund III, LP and WLR Recovery Fund IV, LP (together, the “Investors”), the Company and GECC entered into the Second Amended and Restated Support Agreement (the “Support Agreement”) which amended and restated that certain support agreement entered into in October 2008. Pursuant to the Support Agreement, the Investors have committed to provide additional capital to the Company in an amount up to $15.0 million upon the occurrence of certain events relating to availability levels under the Bank Credit Agreement. The additional capital is permitted to be in the form of either a capital contribution or loan to the Company. Each of the Investors is an affiliate of Wilbur L. Ross, Jr.

Also on June 30, 2009, Burlington Morelos, GECC and the other signatories thereto entered into Amendment No. 5 to Term Loan Agreement (the “Term Loan Agreement Amendment”). The Term Loan Agreement Amendment was entered into solely to clarify the extent to which certain subsidiaries of the Company are deemed to be “affiliates” thereunder, and to make certain other related amendments in light of the Company’s previously disclosed internal corporate realignment.

The Company and the holders of the Notes have entered into the Limited Waiver Agreement, which provides the Company a waiver, until August 24, 2009 (or earlier upon the occurrence of certain events described in the Limited Waiver Agreement, such period the “Waiver Period”), of the requirement to comply with certain previously disclosed debt and other covenants with which the Company was not in compliance. In addition, the Limited Waiver Agreement provides that, during the Waiver Period, neither the Bankruptcy Filing nor the failure by certain of the Company’s subsidiaries to pay, upon maturity, certain indebtedness thereof will constitute an event of default under the Note Purchase Agreement.

Notwithstanding any of the foregoing, although the Company intends to seek additions or extensions to waivers, as necessary, the Company cannot provide any assurances that it will be successful in obtaining additional extensions of the waivers described above, or any additional required waivers, or that the lenders under any of the Company’s credit facilities would grant any waivers, or enter into any amendments, with respect to any defaults thereunder that may arise in the future. The failure by the Company to obtain any necessary extensions, additional waivers or other amendments or modifications on commercially reasonable terms, on a timely basis, or at all, could result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern. See Note 5 for a further discussion of all debt agreements.

A significant amount of the Company’s outstanding debt matures at various times in 2009, including, based on amounts outstanding on June 30, 2009, $43.8 million under the Bank Credit Agreement due in December 2009 and $9.7 million under the Term Loan Agreement due in December 2009. In addition, $7.7 million under the Jiaxing Burlington Textile Company, and ITG-Phong Phu Joint Venture bank facilities and various capital leases are due within the twelve months after June 30, 2009.

As of June 30, 2009, the Company had $3.2 million of unamortized deferred financing costs related to prior financings which could be required to be written off and charged to expense if the Company’s current debt is extinguished, modified or refinanced under certain circumstances.

The Company continues to be engaged in discussions with its lenders to seek certain modifications to various financing arrangements and believes that future external financings and/or debt restructurings will be needed to support its cash requirements in both the near and long-term. There can be no assurances that the Company will be able to obtain modification of its various financing arrangements at times or on terms acceptable to it, if at all. The Company’s current cash flows are not sufficient to service its debt which matures in the next twelve months, nor are they sufficient to finance the successful execution of the Company’s strategy and related implementation of its international initiatives. Therefore, the Company will be required to seek financing from external sources. In the past, the Company has obtained financing from certain entities affiliated with WL Ross. The Company expects that it will be required to seek additional financing, which could include additional debt or equity funding from WL Ross. There can be no assurances that the Company will be able to obtain any necessary funding or be able to refinance its debt as it matures during the next twelve months.

Any failure by the Company to obtain necessary waivers, amendments or refinancings with respect to the debt agreements for which covenant violations exist, or may occur in the future, or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern. The Company’s unaudited condensed consolidated financial statements included herein are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses, has an accumulated deficit and has had negative historical cash flows from operating activities in recent periods, and has a significant amount of outstanding debt which is scheduled to mature at various times in 2009, all of which raise substantial doubt about the Company’s ability to continue as a going concern. As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that has matured, or is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon its ability to (i) obtain modifications or amendments to, or restructure or obtain replacement financing for, any current debt instruments in which the Company is not in covenant compliance, (ii) refinance its existing debt that matures at various times during 2009, (iii) attain and remain in compliance with all applicable covenants in its existing debt agreements, (iv) obtain additional equity contributions or debt financing, (v) reduce expenditures and attain further operating efficiencies, and (vi) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment, as well as the Company’s recent financial performance, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company. In any event, there can also be no assurance that the Company will be able to achieve profitability and positive cash flows, or that the Company will be able to remain in compliance with any then-applicable covenant requirements. The Company’s financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in applicable debt agreements that limit cash dividends and loans to the Company. Of the Company’s consolidated cash balance of $7.1 million at June 30, 2009, approximately $1.3 million at certain subsidiaries is restricted due to limitations in debt agreements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to governmental restrictions that restrict and/or limit loans and dividends to the Company. At June 30, 2009, the Company’s proportionate share of restricted net assets of consolidated subsidiaries was approximately $8.4 million.

The consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The Company is not able to estimate the fair value of its Notes, its unsecured subordinated notes or its borrowings under its various bank loans or other long-term debt instruments because these instruments are not publicly traded and/or were originally issued in privately-negotiated transactions. However, based on changes in general credit markets and the Company’s financial results since the issuance of these securities, the Company estimates that such debt securities would have fair values less than the carrying values at June 30, 2009. (See above for amounts and terms of the Company’s long-term debt instruments). The Company’s other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

Cash Flows

During the first six months of 2009, the Company’s principal sources of funds consisted of net borrowings under the Company’s various loan agreements and operating cash flows due to improved profit margins, cost reduction efforts and working capital improvements. The principal uses of funds during this period included interest on bank debt and other debt obligations, capital expenditures and payments of principal on short-term borrowings and capital lease obligations.

Comparison of Six Months Ended June 30, 2009 and Six Months Ended June 30, 2008

OPERATING ACTIVITIES: Net cash provided by operating activities was $3.3 million in the first six months of 2009 compared to net cash used in operating activities of $33.4 million in the comparable 2008 period. The increase in cash from operating activities in 2009 was mainly due to net working capital reductions and improved profit margins from cost reduction efforts. During 2008 the Company implemented an initiative to actively reduce inventory at all locations. This initiative to reduce inventories continued into 2009 and contributed to the continued reduction in inventories during the quarter. Accounts receivable represented approximately 53 days of sales outstanding at June 30, 2009 as compared to 45 days of sales outstanding at December 31, 2008. Inventories and accounts payable represented approximately 62 days and 27 days, respectively, of days cost of sales outstanding at June 30, 2009 as compared to 67 days and 23 days, respectively, of days cost of sales outstanding at December 31, 2008. The Company anticipates being required to make contributions in the range of $1.5 million to $2.0 million in 2009 to the frozen Burlington Industries defined benefit pension plan, depending on plan asset performance and actual benefit payment levels.

INVESTING ACTIVITIES: Net cash used in investing activities was $2.5 million in the first six months of 2009 (excluding the effect of the deconsolidation of the Debtors) compared to $14.1 million in the 2008 period, which periods included capital expenditures of $3.9 million and $38.0 million, respectively. Capital expenditures for the international greenfield projects were $27.8 million in the 2008 period. Capital expenditures for the remainder of 2009 are projected to be approximately $3.0 million, and relate to the bottom-weight woven apparel fabrics segment. Investing activities for the 2009 period included $1.0 million of distributions from the Company’s Summit Yarn joint venture and $0.5 million of proceeds from the sale of other assets. Investing activities for the 2008 period included $20.5 million of proceeds, net of German withholding taxes, from the sale of the Burlington brand name and $3.4 million from the sale of other assets.

FINANCING ACTIVITIES: Net cash provided by financing activities of $10.0 million in the first six months of 2009 was primarily attributable to net borrowings of $13.0 million under the Company’s revolving loan agreements and capital contributions from minority shareholders of $1.0 million, partially offset by repayments of short-term bank borrowings and certain term loan and capital lease obligations of $3.7 million. Net cash provided by financing activities of $37.9 million in the first six months of 2008 was primarily attributable to net borrowings used to fund international operations and expansion, partially offset by repayments of certain term loan and capital lease obligations.

Bank Credit Agreements - Revolving and Term Loans

Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009. The Bank Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), including a letter of credit sub-facility, in the aggregate amount of up to $87.5 million.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than Global Safety Holdings and its U.S. subsidiaries) and a pledge by the Company of the stock of certain of its foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone. At June 30, 2009, there was $43.8 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.1% and $9.7 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.1%.

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

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. At June 30, 2009, the Company had approximately $26.1 million of availability and $23.6 million of average adjusted availability. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At June 30, 2009, average adjusted availability was approximately $23.6 million, and the Company was not subject to such restrictions;

•

If availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at June 30, 2009; and

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, certain funds affiliated with Wilbur L. Ross, Jr. could be requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of the Support Agreement. Furthermore, if availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

In the event that the Company was required to comply with the fixed charge coverage ratio at June 30, 2009, the Company estimates that it would not have been able to comply therewith. In such event, and assuming no modifications or amendments to, or waivers from, the coverage ratio compliance requirement, the lenders under the Bank Credit Agreement could discontinue lending and accelerate the payment of the related debt, and this could allow lenders under our other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations. As described above, however, below certain levels of availability, the lenders under the Bank Credit Agreement could request certain funds affiliated with Wilbur L. Ross, Jr. to provide certain amounts under the Support Agreement.

On June 30, 2009, the Company, GECC and the other signatories thereto entered into the Credit Agreement Amendment. As discussed above, the Credit Agreement Amendment provides a waiver, until September 15, 2009, from the requirement under the Bank Credit Agreement that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The Credit Agreement Amendment also amended the levels of availability below which the Company would be required to comply with the fixed charge coverage ratio contained therein and would be required to receive funds under the Support Agreement. In accordance with the terms of the Bank Credit Agreement, and as a result relating to the delivery of the opinion of the Company’s independent registered public accounting firm, effective March 30, 2009 the Applicable Margin was increased by 2.0% and the aggregate commitment amount under the Revolving Credit Facility was reduced from $129.0 million to $87.5 million. The Revolving Credit Facility requires the payment of a commitment fee of either 0.25% or 0.375% per year, depending on amounts borrowed, payable monthly.

Also as described above, Burlington Morelos, GECC and the other signatories thereto entered into the Term Loan Agreement Amendment on June 30, 2009. The Term Loan Agreement Amendment was entered into solely to clarify the extent to which certain subsidiaries of the Company are deemed to be “affiliates” thereunder, and to make certain other related amendments in light of the Company’s previously disclosed internal corporate realignment.

Notwithstanding any of the foregoing, although the Company intends to seek extensions or renewals of applicable waivers, the Company cannot provide any assurances that it will be successful in obtaining additional extensions of any of the waivers described above, or any additional required waivers, or that the lenders under any of the Company’s credit facilities would grant any waivers, or enter into any amendments, with respect to any defaults thereunder that may arise in the future. The failure by the Company to obtain any necessary extensions, additional waivers or other amendments or modifications on commercially reasonable terms, on a timely basis, or at all, could result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.7% at June 30, 2009. As amended in April 2009, one-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $23.1 million at June 30, 2009. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have advanced unsecured non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the Company’s consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.”

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange rate changes. The term loan is to be repaid in equal quarterly installments from November 2009 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At June 30, 2009, outstanding borrowings under this facility were $11.9 million with a weighted average interest rate of 5.5%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans outstanding under this agreement. At June 30, 2009, $22.3 million was outstanding under this facility with a weighted average interest rate of 9.8%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans are to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. Effective June 30, 2009, the term loan agreement was amended to characterize the original term loans as senior loans and to provide for accrued interest on the senior term loans to be either paid as originally scheduled, or for certain portions of such interest accruing through June 15, 2010, to be converted to 12% junior loans. Interest on the junior loans are to be repaid quarterly beginning on September 15, 2010 through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. At June 30, 2009, $37.0 million of senior loans and $0.3 million of junior loans were outstanding under this facility. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). As described elsewhere herein, in light of the recent decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, the Company is evaluating its strategic alternatives for CDN’s facility and has temporarily idled the facility until such decisions have been finalized. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waives through June 15, 2010 any rights or remedies available to the lenders related to any claimed material adverse change (as defined) in CDN resulting from the Company’s idling of that facility or the Company’s failure to timely deliver its 2008 audited financial statements. Further, as a result of the accumulated losses of CDN, the creditors thereof are granted certain additional rights pursuant to Nicaraguan law, including certain rights with respect to the dissolution of CDN. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding.

Senior subordinated notes

On June 6, 2007, the Company issued and sold $80.0 million of the Notes with an original interest rate of 18.0% per annum, such rate subject to periodic increases if the Company had not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes) of its debt and/or equity securities on or before certain dates beginning on December 6, 2008. The Company did not complete a Qualified Issuance by December 6, 2008 and the interest rate increased to 20% on that date under the terms of the Notes. The interest rate increases by an additional 1.0% per annum on June 6 and December 6 of each remaining year if a Qualified Issuance does not take place on or before such dates. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (the “PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, up to 50% of the then-outstanding PIK Interest will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, up to 50% (depending on the interest rate as then in effect) of the then-accrued but unpaid interest will be payable in cash, and the remaining portion will continue to be payable in-kind.

At June 30, 2009, $115.0 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal, at an interest rate of 23.5%. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of GST Holdings and the Intra-company Note. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

As the Company was not in compliance with certain covenants under the terms of the Notes (related to the automotive safety business) during the first quarter of 2009, the interest rate increased by 2.5% beginning on February 20, 2009 and until such time that any potential amendments or modifications to the covenants are obtained. The Company has obtained a limited waiver effective until August 24, 2009 (or earlier upon the occurrence of certain events described in the limited waiver agreement, such period the “Waiver Period”) for certain existing covenant violations related to its Notes. The limited waiver agreement provides that, during the Waiver Period, neither the Bankruptcy Filing nor the failure by certain of the Company’s automotive safety group subsidiaries to have paid, upon maturity, certain indebtedness thereof, will constitute an event of default under the Notes. The Company plans to continue discussions with the holders of its Notes regarding amendments or modifications to the agreement governing the terms of the Notes, including an extension of that waiver.

Upon the expiration of the Waiver Period, in the event that the Company is unable to reach a mutually satisfactory proposal for restructuring the Notes or to obtain necessary modifications or amendments to the Notes, the respective lenders would have the right to demand immediate repayment of all obligations under the Notes. Such an acceleration of those debt obligations could allow the lenders under any other debt obligations of the Company to which a cross default or cross acceleration provision applies (namely, the Bank Credit Agreement and the Term Loan Agreement) to declare all borrowings thereunder to be immediately due and payable.

The Note Purchase Agreement also provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries (other than GST Holdings and its U.S. subsidiaries) of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries, other than GST Holdings and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted pursuant to the purchase agreement relating to the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements.

Unsecured subordinated notes—related party

As of June 30, 2009, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At June 30, 2009, $65.8 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 9,602,514 shares of Series A Preferred Stock were issued and outstanding at June 30, 2009 and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) none of which were issued or outstanding at June 30, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

Shares of Series A Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock is entitled to one vote per share on all such matters. The Series A Preferred Stock is convertible, at the option of the holder thereof; into 2.5978 shares of the Company’s common stock for each share of Series A Preferred Stock. Notwithstanding the foregoing, however, for a period of up to six months from and after the time of an initial filing by the Company relating to a Public Offering (as defined in the Certificate of Designation of Series A Convertible Series A Preferred Stock), any then-applicable conversion rights would be suspended. Upon the consummation of any such Public Offering, each share of Series A Preferred Stock will automatically convert into a number of shares of the Company’s common stock equal to the Liquidation Value at the time of conversion divided by the product of (i) the price per share of common stock sold in such Public

Offering and (ii) 0.75. The Company may redeem any and all shares of Series A Preferred Stock upon notice to the holders thereof and payment of 110% of the Liquidation Value. Dividends on the Series A Preferred Stock are cumulative and accrue and are payable quarterly, in arrears, at an annual rate of 7.5%. Dividends are payable in additional shares of Series A Preferred Stock.

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

Commitments

At June 30, 2009, ITG had capital expenditure commitments of less than $0.1 million and raw material contracts totaling $24.3 million (see Contractual Obligations below). ITG plans to fund these obligations, depending upon limitations in its various loan agreements, from a combination of borrowings under its Bank Credit Agreement as well as through other external sources of financing as management deems appropriate, to the extent available to the Company. ITG believes that future external financings may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with WL Ross, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008 and continuing through the first quarter of 2009, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices have shown some increases in the second quarter of 2009, at June 30, 2009, market prices of cotton and wool continue to be significantly lower than the prices at which the Company was committed to purchase such commodity raw materials in the future under its firm purchase commitments contracts. In accordance with GAAP, the Company has accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at June 30, 2009 amounted to $2.3 million. The reductions in the accrual for unrealized losses on firm purchase commitments of $2.4 million and $4.1 in the three and six months ended June 30, 2009, respectively, are included in other operating income in the accompanying unaudited condensed statement of operations and such reductions primarily are the result of the receipt and/or consumption of the related raw materials during these periods. If cotton and wool prices increase in future periods, the Company would not reverse the unrealized loss recorded against its firm purchase commitments under GAAP.

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

At December 31, 2008, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $13.3 million. The Company contributed $22.9 million to this plan during fiscal year 2007, $0.3 million during fiscal year 2008, and $0.9 million in the first six months of 2009. The Company estimates making contributions to this plan in 2009 in the range of $1.5 million to $2.0 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, that may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

At June 30, 2009, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2009, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”).

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At June 30, 2009, the Company’s unaudited condensed consolidated balance sheet reflected a current liability with a fair value of $0.2 million related to commodity derivative instruments.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented, therefore, the ineffective portion of changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for the applicable periods presented; realized gains and losses related to these derivatives are included in cost of sales. At June 30, 2009, the Company’s unaudited condensed consolidated balance sheet reflected a current liability with a fair value of $0.2 million related to foreign currency derivative instruments.

Gains on derivative instruments were as follows: $0.7 million and $0.4 million in the three months ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.8 million in the six months ended June 30, 2009 and 2008, respectively.

Contractual Obligations (Excluding the Debtor Companies)

		Payments Due by Period (in thousands)
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Long term debt including related interest payments	$358,266	$219,271	$114,590	$22,064	$2,341
Capital lease obligations	12,343	3,196	5,346	3,801	—
Operating lease obligations	15,784	3,451	6,093	4,103	2,137
Capital purchase obligations (1)	—	—	—	—	—
Other obligations (2)	27,669	27,555	98	16	—
Other long-term liabilities reflected on the registrant’s balance sheet	22,298	2,119	1,992	333	17,854

Total at June 30, 2009	$436,360	$255,592	$128,119	$30,317	$22,332

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment and were less than $0.1 million at June 30, 2009. They were not recorded as liabilities on ITG’s balance sheet as of June 30, 2009, as ITG had not yet received or taken title to the property, plant or equipment.

(2)	Other obligations include uncertain tax positions of $3.1 million recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” as well as payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of June 30, 2009, these unrecorded obligations primarily included $7.8 million for cotton purchase contracts, $9.6 million for wool purchase contracts, $5.5 million for yarn purchase contracts and $1.3 million for other raw material and supplies contracts. See “Commitments” above for a discussion of unrealized losses recognized on raw material firm purchase commitments.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited condensed consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of June 30, 2009 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those reported in the Annual Report.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and financial liabilities. To allow the time to consider the effects of the implementation issues that have arisen, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the Company adopted SFAS No. 157 for nonfinancial assets and liabilities that are valued at fair value on a non-recurring basis on January 1, 2009. The deferral provisions of FSP 157-2 for nonfinancial assets and nonfinancial liabilities primarily apply to nonfinancial assets and liabilities initially measured at fair value in business combinations and nonfinancial assets and liabilities measured at fair value in conjunction with goodwill, other intangible assets and long-lived asset impairment testing. The impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position. In October 2008, the FASB issued FSP FAS No. 157-3, “Determination of the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market. SFAS No. 157 does not require any new fair value measurements but provides a definition of fair value establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard requires that ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. The Company adopted SFAS No. 160 on January 1, 2009, at which time the balance in “minority interest” was reclassified and presented as “noncontrolling interest” within stockholders’ equity on the Company’s condensed consolidated balance sheets, and the amount of consolidated net income is clearly identified and presented in the condensed consolidated statements of operations for all periods presented. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. As a result of the adoption of this statement, the Company has expanded its disclosures regarding derivative instruments and activities within Note 8.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). This accounting is required beginning when SFAS 141(R) became effective on January 1, 2009 for the Company, and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141(R). The adoption of SFAS 141(R) did not have a material effect on the Company’s financial condition or results of operations. The Company has $2.7 million of goodwill at June 30, 2009 related to previous business combinations. The Company cannot determine what effect, if any, SFAS 141(R) will have on the results of its impairment testing subsequent to June 30, 2009.

In April 2009, the FASB issued three FASB Staff Positions related to the fair value, recognition, impairment and presentation of certain assets and liabilities. FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides guidance on how to determine whether a security held as an available-for-sale, or held-to-maturity, security would be other-than-temporarily-impaired, and provides a methodology for determining whether the security is other-than-temporarily impaired. FSP FAS 115-2 and FAS 124-2 also require the determination of the amount of impairment relating to the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security (referred to as credit loss), which is reported in earnings in the period identified, and the amount of impairment related to other factors, which is reported in other comprehensive income and amortized into the impaired security over its remaining life. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance to help determine whether a market is inactive and to determine whether transactions in that market are not orderly. FSP FAS 157-4 also requires additional disclosures in circumstances where an entity has determined that a market is inactive and transactions in that market are not orderly. Each of these FASB Staff Positions is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these FASB Staff Positions did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events of transactions that occurred after the balance sheet date. SFAS 165 is effective for fiscal years and interim periods ended after June 5, 2009. The Company has evaluated subsequent events in accordance with SFAS 165 through the filing of this Quarterly Report on Form 10-Q on August 14, 2009. See Note 17, “Subsequent Event,” for additional information.

Recently Issued Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. Because the Company historically does not have significant transfers of financial assets the adoption of this standard is not expected to have a material impact on its consolidated results of operations, or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R”) (“SFAS 167”), which revised the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification™ (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s results of operations, financial condition or stockholders’ equity.

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

Reference is made to the information under “Part II – Other Information – Item 1. Legal Proceedings” of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009.

On June 30, 2009, GST Holdings and various direct and indirect subsidiaries of GST Holdings filed voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. GST Holdings is the holding company that directly or indirectly owns the subsidiaries through which the Company’s automotive safety group operates. The Company is not a Debtor in the Bankruptcy Filing and the operations of its four other primary markets: bottom-weight woven apparel fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, continue to operate in the ordinary course of business outside of the chapter 11 cases and process.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this report and in our Annual Report, you should carefully consider the risk described below when evaluating the business and prospects of the Company:

We cannot provide any assurances as to the timing or outcome of the reorganization under the Bankruptcy Code of our subsidiaries engaged in the automotive safety business.

On the Petition Date, the Debtors undertook the Bankruptcy Filing. While the Debtors have announced that they have reached agreement with a majority of the senior lenders under the Automotive Safety Facility to restructure the Debtors’ obligations, and have filed a proposed plan of reorganization, no assurances can be provided as to the final terms of, or timing of the approval or the implementation of such a plan, the recovery, if any, by the Company of amounts invested in, or owed to it by, the Debtors, the ultimate ownership or capital structure of the Debtors upon reorganization under the Bankruptcy Code or the ultimate impact to the Company’s stockholders of the lost value, if any, attributable to the Debtors. The Company has deconsolidated the Debtors and their subsidiaries in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2009 as a result of the Bankruptcy Filing. The Company currently expects that it will not regain control of the Debtors following the reorganization and that loss of such control is, therefore, not temporary, and accordingly has established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of $14.4 million against its investment in GST Holdings since ITG is an unsecured equity holder and does not expect to recover any of this investment. Based on these evaluations, a noncash loss on deconsolidation of the Debtors of $102.2 million was recorded in non-operating income in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2009. We remain subject to the risks and uncertainties with respect to the actions and decisions of the Debtors and their creditors, and other third parties who have interests in the Bankruptcy Filing, which may be adverse to the Company. These include, among others, risks that the Debtors may seek to modify or terminate any of the existing agreements between the Company and one or more of the Debtors, including the management advisory services and consulting agreement, employee or facilities lease agreements, tax sharing agreement or supply agreement, or that the parties are not able to reach agreement on one or more mutually acceptable transition services agreements. As a result of any of those developments, the Company’s financial condition and results of operations may be materially adversely affected.

ITEM 6.	EXHIBITS

Exhibit No.
10.1	Limited Waiver and Amendment No. 15 (May 20, 2009) to Credit Agreement, dated as of December 24, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.2	Limited Waiver and Amendment No. 16 (June 30, 2009) to Credit Agreement, dated as of December 24, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.3	Second Amended and Restated Support Agreement by and between the Company and WLR Recovery Fund III, LP, WLR Recovery Fund IV, LP, and General Electric Capital Corporation dated June 30, 2009.

10.4	Amendment No. 5 (June 30, 2009) to Term Loan Agreement, dated as of October 15, 2008, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.5	Limited Waiver Agreement (May 8, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto.

10.6	Limited Waiver Agreement (June 1, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto.

10.7	Limited Waiver Agreement (June 26, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto.

10.8	Limited Waiver Agreement (July 22, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto.

10.9	Limited Waiver Agreement to Senior Subordinated Note Purchase Agreement, dated as of July 22, 2009, among International Textile Group, Inc. and each of the purchasers signatory thereto.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC

By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski Vice President and Chief Accounting Officer

Date: August 14, 2009