Form 10-Q
period 2009-09-30
INTERNATIONAL TEXTILE GROUP INC
filed 2009-11-23
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of November 19, 2009 was 17,468,327.

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

Forward-looking statements are inherently predictive and speculative, are not a guarantee of performance and no assurance can be given that any of such statements, or the results predicted thereby, will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, expected timing of completion of, and production at, various international greenfield initiatives, expected synergies, expected national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

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

Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Forward-looking statements include, but are not limited to, those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in other filings made from time to time with the Securities and Exchange Commission (“SEC”) by the Company. You are encouraged to carefully review those risk factors for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate.

Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,432	$26,464
Accounts receivable, net	78,669	100,014
Sundry notes and receivables	5,595	9,790
Inventories	97,792	159,988
Deferred income taxes	502	531
Prepaid expenses	4,209	4,559
Other current assets	1,212	5,015

Total current assets	194,411	306,361
Investments in and advances to unconsolidated affiliates	749	925
Property, plant and equipment, net	234,538	423,362
Intangibles and deferred charges, net	2,963	9,302
Goodwill	2,740	17,827
Deferred income taxes	295	1,249
Other assets	893	2,225

Total assets	$436,589	$761,251

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of bank debt and other long-term obligations	$94,337	$260,346
Senior subordinated notes	61,456	103,854
Senior subordinated notes - related party	61,456	—
Short-term borrowings	44,225	43,184
Accounts payable	40,268	54,990
Notes and accounts payable to Debtors and their subsidiaries	453	—
Sundry payables and accrued liabilities	25,893	48,337
Income taxes payable	955	2,487
Deferred income taxes	396	1,353

Total current liabilities	329,439	514,551
Bank debt and other long-term obligations, net of current maturities	68,904	96,468
Unsecured subordinated notes - related party	68,712	60,300
Notes payable to joint venture partners	2,940	4,441
Deferred income taxes	479	2,845
Other liabilities	20,094	22,737

Total liabilities	490,568	701,342
Commitments and contingencies
Equity (Deficit):
International Textile Group, Inc.’s stockholders’ equity (deficit):
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 9,786,562 and 9,250,409 shares issued and outstanding, aggregate liquidation value of $244,664 and $231,260, at September 30, 2009 and December 31, 2008, respectively)	244,664	231,260
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at September 30, 2009 and December 31, 2008)	175	175
Capital in excess of par value	102,405	114,943
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(398,976)	(305,796)
Accumulated other comprehensive income (loss), net of taxes	(4,915)	8,697

Total International Textile Group, Inc.’s stockholders’ equity (deficit)	(57,058)	48,868
Noncontrolling interests	3,079	11,041

Total equity (deficit)	(53,979)	59,909

Total liabilities and equity (deficit)	$436,589	$761,251

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net sales	$142,088	$251,418	$529,975	$794,481
Cost of goods sold	129,599	254,505	501,048	765,342

Gross profit (loss)	12,489	(3,087)	28,927	29,139
Selling and administrative expenses	15,038	26,566	55,782	82,688
Expenses associated with refinancing activities	—	—	12,781	—
Expenses associated with corporate realignments	—	524	—	7,138
Other operating (income) loss—net	(2,546)	4,251	(9,691)	(23,276)
Restructuring charges	256	767	2,306	1,862
Goodwill and other impairment charges	414	16,317	16,529	16,317

Loss from operations	(673)	(51,512)	(48,780)	(55,590)

Non-operating income (expense):
Interest income	234	397	478	1,054
Interest expense	(14,366)	(16,382)	(50,631)	(43,126)
Write-off of deferred financing fees	—	—	(348)	—
Loss on deconsolidation of debtors and related expenses	(493)	—	(102,728)	—
Other income (expense)	167	(3,342)	7,559	684

	(14,458)	(19,327)	(145,670)	(41,388)

Loss from operations before income taxes and equity in income of unconsolidated affiliates	(15,131)	(70,839)	(194,450)	(96,978)
Income tax benefit (expense)	571	4,045	(1,858)	2,283
Equity in income of unconsolidated affiliates	137	235	364	274

Net loss	(14,423)	(66,559)	(195,944)	(94,421)
Less: net loss attributable to noncontrolling interests	(2,188)	(3,811)	(7,240)	(7,748)

Net loss attributable to International Textile Group, Inc.	$(12,235)	$(62,748)	$(188,704)	$(86,673)

Net loss attributable to International Textile Group, Inc.	$(12,235)	$(62,748)	$(188,704)	$(86,673)
Accrued preferred stock dividend	(4,601)	(4,267)	(13,404)	(12,475)

Net loss applicable to common stock of International Textile Group, Inc.	$(16,836)	$(67,015)	$(202,108)	$(99,148)

Net loss per share applicable to common stock of International Textile Group, Inc.:
Basic	$(0.97)	$(3.86)	$(11.61)	$(5.72)
Diluted	$(0.97)	$(3.86)	$(11.61)	$(5.72)
Weighted average number of shares outstanding, basic	17,416	17,352	17,415	17,344
Weighted average number of shares outstanding, diluted	17,416	17,352	17,415	17,344

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30
	2009	2008
OPERATIONS
Net loss	$(195,944)	$(94,421)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Non-cash loss on deconsolidation of debtors	102,235	—
Non-cash impairment charges	16,529	16,317
Provision for (recovery of) bad debts	(1,351)	532
Depreciation and amortization of property, plant and equipment	27,566	32,277
Amortization of intangibles and deferred financing costs	3,303	7,086
Write-off of deferred financing fees	348	186
Amortization of stock-based compensation	866	997
Deferred income taxes	1,465	(3,507)
Equity in income of unconsolidated affiliates	(364)	(274)
Change in reserve for losses on inventory purchase commitments	(5,901)	4,198
Gain on sale of assets	(152)	(24,275)
Non-cash interest expense	29,003	14,585
Foreign currency exchange losses	1,617	2,422
Contributions to pension plan	(1,168)	(300)
Payment of interest on payment-in-kind notes	—	(2,000)
Change in operating assets and liabilities:
Accounts receivable	(20,208)	(15,505)
Inventories	26,087	8,548
Other current assets	2,203	(1,408)
Accounts payable and accrued liabilities	20,804	5,219
Income taxes payable	(2,251)	(4,568)
Other	860	2,735

Net cash provided by (used in) operating activities	5,547	(51,156)

INVESTING
Capital expenditures	(4,554)	(46,439)
Effect on cash from deconsolidation of debtors	(29,911)	—
Distributions from unconsolidated affiliates	1,000	—
Proceeds from sale of property, plant and equipment	1,310	3,455
Proceeds from sale of other assets	—	24,437

Net cash used in investing activities	(32,155)	(18,547)

FINANCING
Proceeds from issuance of term loans	—	23,888
Repayment of term loans	(785)	(767)
Net borrowings under revolver loans	5,964	19,444
Proceeds from short-term borrowings	1,018	12,391
Payment of financing fees	(437)	—
Repayment of capital lease obligations	(741)	(1,906)
Capital contributions/loans from minority shareholders	1,900	2,280
Increase (decrease) in checks issued in excess of deposits	121	(674)

Net cash provided by financing activities	7,040	54,656

Effect of exchange rate changes on cash and cash equivalents	(464)	(1,192)

Net change in cash and cash equivalents	(20,032)	(16,239)
Cash and cash equivalents at beginning of period	26,464	29,417

Cash and cash equivalents at end of period	$6,432	$13,178

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$2,059	$3,298
Cash payments for interest	$8,492	$28,044
Noncash investing and financing activities:
Additions to property, plant and equipment using deposits or trade credits	$—	$10,660
Noncash interest capitalized to property, plant and equipment	$—	$2,420
Capital lease obligations incurred to acquire assets	$41	$574

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 Business and Basis of Presentation

International Textile Group, Inc. (including, when the context requires, its consolidated subsidiaries, the “Company” or “ITG”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, Mexico and Vietnam, and, formerly through June 30, 2009, as described in more detail below, Germany, Poland, Romania, the Czech Republic, and South Africa. The Company considers its primary markets to be bottom-weight woven apparel fabrics (including denim, synthetic and worsted fabrics); automotive safety (including airbag fabric and, formerly through June 30, 2009, as described in more detail below, airbag cushions); government uniform fabrics (including fabrics for military dress uniforms and battle dress uniforms); interior furnishings fabrics; and specialty fabrics and services (including commission printing and finishing, narrow fabrics for seat belts and for military and technical uses, and value added technical fabrics used in a variety of niche government, industrial and commercial applications). See below and Note 2 for a discussion of certain proceedings under the Bankruptcy Code related to certain of the Company’s subsidiaries engaged in the automotive safety business.

The unaudited condensed consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Furthermore, there are uncertainties surrounding the timing and outcome of the emergence from protection under the Bankruptcy Code of certain of the Company’s subsidiaries engaged in the automotive safety business. Therefore, the results of any interim periods, including those presented herein, are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

Going Concern and Proceedings under Chapter 11 of the Bankruptcy Code for Certain Automotive Safety Subsidiaries

The Company’s unaudited condensed consolidated financial statements included herein are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses, has an accumulated deficit, has had negative cash flows from operating activities in certain recent periods, and has a significant amount of outstanding debt that is scheduled to mature in 2009 or within the twelve months ending after September 30, 2009, all of which raise substantial doubt about the Company’s ability to continue as a going concern. As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as debt that has matured, or is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon its ability to (i) obtain modifications or amendments to, or restructure or obtain replacement financing for, any debt instruments in which the Company is not in covenant compliance, (ii) refinance its existing debt that matures at various times during 2009, (iii) attain and remain in compliance with all applicable covenants in its existing debt agreements, (iv) obtain additional equity contributions or debt financing, (v) reduce expenditures and attain further operating efficiencies, and (vi) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment, as well as the Company’s financial performance, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company. In any event, there can also be no assurance that the Company will be able to achieve profitability and positive cash flows, or that the Company will be able to remain in compliance with any then-applicable covenant requirements. The Company’s financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

On June 30, 2009 (the “Petition Date”), GST Holdings, all of its direct and indirect U.S. subsidiaries, including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., and Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors”) filed voluntary petitions for relief (collectively, the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the Bankruptcy Filing. The ability of the lenders under the Automotive Safety Facility to seek remedies to enforce their rights under the Automotive Safety Facility is automatically stayed as a result of the Bankruptcy Filing, and the lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The automatic stay invoked by the Bankruptcy Filing effectively precludes any action against the Debtors resulting from such maturity. In addition, the Debtors, and certain of their non-Debtor subsidiaries, have obtained a temporary restraining order (currently extended through and including November 16, 2009) that prevents the lenders from taking action, or initiating involuntary insolvency proceedings, with respect to those non-Debtor entities. The Debtors continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 2, “—Reorganization Process,” below. The Company is not a Debtor in the Bankruptcy Filing and the operations of its other primary markets: bottom-weight woven apparel fabrics, certain automotive safety airbag fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, have continued, and are expected to continue, to operate in the ordinary course of business outside the chapter 11 cases and process.

Prior to the deconsolidation of the Debtors on June 30, 2009, the Debtors incurred and paid expenses of $12.8 million consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the Automotive Safety Facility. Prior to the Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential financing arrangements and alternatives; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan, and therefore these costs have been expensed as incurred.

The Company is currently not in compliance with certain debt and related covenants contained in the agreement pursuant to which the Company has issued its $80.0 million senior subordinated notes due June 6, 2011 (the “Notes”). As a result of this noncompliance, the holders of the Notes have the right to declare any and all amount of Notes ($122.9 million as of September 30, 2009) immediately due and payable. In addition, as a result of this noncompliance, the holders of other indebtedness of the Company which contains a provision for a cross-default to the agreement governing the Notes may have certain rights to declare such additional amounts in default under the applicable debt agreements and, if the Holders of the Notes declare the Notes immediately due and payable, then holders of additional indebtedness of the Company which contains a provision for the cross-acceleration to the Notes may have certain rights to accelerate and declare immediately due and payable such additional indebtedness.

In September 2009, three funds affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, purchased from the Note holders certain of the Company’s senior subordinated notes with an original face amount of $40.0 million. The outstanding amount of such notes ($61.5 million at September 30, 2009, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s unaudited condensed consolidated balance sheet at September 30, 2009.

The Company has been, and expects to continue to remain, in constructive discussions with the holders of the Notes with respect to obtaining amendments or modifications to the terms of the agreement governing the Notes, which the Company intends would include lower interest rates. There can be no assurances, however, that the Company will be able to obtain any amendments or other modifications to the terms of the agreement governing the Notes, or that any available amendments or modifications would be available on commercially reasonable terms or at times necessary for the Company. The inability of the Company to obtain necessary amendments or other modifications in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s liquidity, cash flows and operations as a whole, including resulting in a material amount of outstanding indebtedness becoming immediately due and payable.

The Company is also party to a Credit Agreement, dated as of December 29, 2006, with General Electric Capital Corporation (“GECC”), as agent, and the lenders named therein (the “Bank Credit Agreement”), and its wholly owned subsidiary Burlington Morelos S.A. de C.V. (“Burlington Morelos”) is party to a Term Loan Agreement, dated as of December 29, 2006, with GECC, as agent, and the lenders named therein (the “Term Loan Agreement”). In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights, which did not waive the claimed default (described below), but put the Company on notice that the lenders would decide in their sole discretion on a “day-to-day” basis whether or not to exercise any available rights and remedies under the Bank Credit Agreement. As a result, and in accordance with the terms of the Bank Credit Agreement, effective March 30, 2009, the Applicable Margin (as defined therein) was increased by 2.0% and the aggregate commitment amount under the Revolving Credit Facility (as defined below) was reduced from $129.0 million to $87.5 million.

On June 30, 2009, the Company, GECC and the other signatories thereto entered into the Limited Waiver and Amendment No. 16 (the “Credit Agreement Amendment”) to the Bank Credit Agreement. The Credit Agreement Amendment provided a waiver, until September 15, 2009, from the requirement under the Bank Credit Agreement that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report dated March 27, 2009 of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 was unqualified but contained an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. The Credit Agreement Amendment also amends the levels of availability (as defined in the Bank Credit Agreement) below which the Company would be required to comply with the fixed charge coverage ratio (as defined in the Bank Credit Agreement) contained therein and would be required to receive funds under the Support Agreement (as defined below). On November 13, 2009, the Company, GECC and the other signatories thereto entered into a further limited waiver to the Bank Credit Agreement that provides a waiver, until December 15, 2009, from the requirement under the Bank Credit Agreement that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The Company continues to be in constructive discussions with GECC and the other parties to the Bank Credit Agreement with respect to obtaining amendments to the terms of the agreement. The Company intends that any such amendment would include an extension of the maturity date thereof.

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

Notwithstanding any of the foregoing, while the Company is in constructive discussions with the lenders, as described above, the Company cannot provide any assurances that it will be successful in attaining any amendments with respect to any defaults or potential defaults thereunder that may arise in the future. The failure by the Company to obtain any necessary extensions, additional waivers or other amendments or modifications on commercially reasonable terms, on a timely basis, or at all, could result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

Deconsolidated Subsidiaries

The Debtors and their subsidiaries have been included in the Company’s consolidated financial statements through June 30, 2009. After consideration of the guidance available in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 810, “Consolidation” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 94 and SFAS No. 160), FASB ASC 323 and FASB ASC 325, “Investments—Equity Method and Joint Ventures” and “Investments—Other,” respectively (formerly Accounting Principles Board Opinion No. 18), and FASB ASC 852, “Reorganizations” (formerly American Institute of Certified Public Accountants Statement of Position 90-7), ITG deconsolidated the Debtors and their subsidiaries as of June 30, 2009 as a result of the Bankruptcy Filing. The Company currently expects that it will not regain control of the Debtors following the reorganization and that loss of such control is, therefore, not temporary. Accordingly, the financial position, results of operations and cash flows of the Debtors and their subsidiaries are not included in the Company’s consolidated financial statements as of and subsequent to June 30, 2009.

In accordance with FASB ASC 852, the propriety of the carrying amounts of intercompany receivables from the Debtors was evaluated as of June 30, 2009. Based on this evaluation, ITG and its non-debtor subsidiaries established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of $14.4 million against its investment in GST Holdings since ITG is an unsecured equity holder and does not expect to recover any of this investment. Based on these evaluations, the Company recorded a non-cash loss on deconsolidation of the Debtors of $102.2 million in June 2009. In addition, the Company incurred legal costs of $0.5 million in the three months ended September 30, 2009 directly related to the Company’s status with respect to the Debtors’ Bankruptcy Filing, and such costs are included in the loss on deconsolidation of the Debtors in the three and nine months ended September 30, 2009.

The following unaudited condensed consolidated balance sheets present the financial position of ITG as of June 30, 2009 before and after the deconsolidation of the Debtors and their subsidiaries on June 30, 2009. The financial statements of the Debtors and their respective subsidiaries are presented on a consolidated basis. (See Note 2 that contains the unaudited condensed combined financial statements of the Debtors for a presentation of the Debtors’ investments in their subsidiaries using the equity method of accounting). (Amounts presented in thousands)

	Before Deconsolidation of Debtors	Debtors and their Subsidiaries	After Deconsolidation of Debtors
Assets
Current assets:
Cash and cash equivalents	$36,989	$29,911	$7,078
Accounts receivable, net	119,987	41,888	78,099
Sundry notes and receivables	9,169	3,606	5,563
Inventories	127,777	34,664	93,113
Deferred income taxes	1,679	1,679	—
Prepaid expenses	4,633	1,182	3,451
Other current assets	4,766	3,396	1,370

Total current assets	305,000	116,326	188,674
Investments in and advances to unconsolidated affiliates	407	—	407
Property, plant and equipment, net	404,851	163,493	241,358
Intangibles and deferred charges, net	5,475	2,039	3,436
Goodwill	2,740	—	2,740
Deferred income taxes	1,298	(52)	1,350
Other assets	1,788	657	1,131

Total assets	$721,559	$282,463	$439,096

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current maturities of bank debt and other long-term obligations	$297,356	$199,025	$98,331
Senior subordinated notes	115,042	—	115,042
Notes payable to joint venture partners	780	780	—
Short-term borrowings	41,111	—	41,111
Accounts payable	55,511	19,979	35,532
Notes and accounts payable to Debtors and their subsidiaries	—	(1,546)	1,546
Sundry payables and accrued liabilities	57,411	32,782	24,629
Income taxes payable	1,600	105	1,495
Deferred income taxes	1,527	(126)	1,653

Total current liabilities	570,338	250,999	319,339
Long-term debt and other obligations, net of current maturities	141,107	797	140,310
Deferred income taxes	5,503	5,503	—
Other liabilities	21,832	1,653	20,179

Total liabilities	738,780	258,952	479,828
Equity (Deficit):
International Textile Group, Inc.’s stockholders’ equity (deficit)	(24,192)	20,906	(45,098)
Noncontrolling interests	6,971	2,605	4,366

Total equity (deficit)	(17,221)	23,511 (1)	(40,732	)(1)

Total liabilities and equity (deficit)	$721,559	$282,463	$439,096

(1)	Total equity (deficit) at June 30, 2009 includes, among other things, the loss on deconsolidation of the Debtors of $102.2 million recorded in June 2009.

Significant Accounting Policies

As of September 30, 2009, there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In accordance with its then-existing accounting policy whereby the Company had chosen the last day of the third quarter of its fiscal year to perform its annual goodwill impairment test under FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142), the Company completed its annual goodwill impairment test on September 30, 2009. In October 2009, the Company changed the timing of its annual goodwill impairment testing from September 30 to October 1 of each fiscal year, and the Company performed a goodwill impairment test on October 1, 2009. The Company believes that changing the annual goodwill impairment testing date to the first day of the fourth quarter of the Company’s fiscal year is preferable because, according to information available to the Company, such date is predominantly used in the textile industry in which the Company operates. Therefore, the change will make the comparison of results among these companies more consistent. In addition, this change will assist the Company in providing timely reporting as it gives the Company more time to complete and report on the impairment analysis. Finally, the Company’s budget that is finalized in the fourth quarter will allow for the most up to date information to be used in forecasts when using an October 1 testing date. This change in policy did not delay, accelerate or avoid an impairment charge (see Note 4).

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168, now contained in FASB ASC 105, establishes the FASB Accounting Standards Codification TM (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification is effective for interim and annual periods ended after September 15, 2009. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. All guidance contained in the FASB ASC carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the FASB ASC. The SEC also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. All future references to non-SEC authoritative accounting literature will be referenced in accordance with the Codification. This quarterly report on Form 10-Q contains references to the standards issued prior to the adoption of the Codification in order to assist with the transition.

FASB ASC 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157), provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosure about fair value measurements. FASB ASC 820 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. FASB ASC 820 is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for nonfinancial assets and liabilities. The Company’s adoption of FASB ASC 820 for financial assets and financial liabilities on January 1, 2008 and nonfinancial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

FASB ASC 810-10-65-1, “Consolidation” (formerly SFAS No. 160), includes transition provisions that require ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when a controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. The Company adopted such transition provisions under FASB ASC 810 on January 1, 2009, at which time the balance in “minority interest” was reclassified and presented as “noncontrolling interest” within stockholders’ equity (deficit) on the Company’s unaudited condensed consolidated balance sheets, and the amount of consolidated net income was clearly identified and presented on the unaudited condensed consolidated statements of operations for all periods presented. The adoption of these transition provisions of FASB ASC 810 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued disclosure transition provisions under FASB ASC 815-10-65-1, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (formerly SFAS No. 161). These provisions require companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. As a result of the adoption of these provisions, the Company has expanded its disclosures regarding derivative instruments and activities within Note 8.

In April 2008, the FASB issued certain transition provisions in FASB ASC 350, “Intangibles—Goodwill and Other,” (formerly FASB Staff Position (“FSP”) FAS No. 142-3), which amended the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FASB ASC 350. Such provisions require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FASB ASC 350 and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805, “Business Combinations” (formerly SFAS No. 141). The adoption of these provisions require disclosures about the intent and/or ability to renew or extend the term of recognized intangible assets and the treatment of related costs incurred to renew or extend such terms. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company adopted these transition provisions on January 1, 2009, and such adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued revisions to FASB ASC 805, “Business Combinations” (formerly SFAS No. 141(R), but retained the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. Such revisions define the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. The revisions also require that acquisition-related costs be recognized separately from the acquisition and amends the goodwill impairment test requirements in FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142). The revisions amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. For a goodwill impairment test as of a date after the effective date of these revisions, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under FASB ASC 805. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of these revisions. This accounting is required beginning on January 1, 2009 for the Company, and applies to goodwill related to acquisitions accounted for before and after these revisions. The adoption of these revisions did not have a material effect on the Company’s financial condition or results of operations. The Company had $2.7 million of goodwill at September 30, 2009 related to previous business combinations. These revisions did not have a material impact on the results of its impairment testing subsequent to September 30, 2009.

In April 2009, the FASB issued three pronouncements related to the fair value, recognition, impairment and presentation of certain assets and liabilities. FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (formerly FSP FAS No. 107-1 and APB 28-1) requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This pronouncement also requires those disclosures in summarized financial information at interim reporting periods. FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments” (formerly FSP FAS 115-2 and FAS 124-2) provides guidance on how to determine whether a security held as an available-for-sale, or held-to-maturity, security would be other-than-temporarily-impaired, and provides a methodology for determining whether the security is other-than-temporarily impaired. This pronouncement also requires the determination of the amount of impairment relating to the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security (referred to as credit loss), which is reported in earnings in the period identified, and the amount of impairment related to other factors, which is reported in other comprehensive income and amortized into the impaired security over its remaining life. FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (formerly FSP FAS 157-4), provides guidance to help determine whether a market is inactive and to determine whether transactions in that market are not orderly. This pronouncement also requires additional disclosures in circumstances where an entity has determined that a market is inactive and transactions in that market are not orderly. Each of these FASB pronouncements is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these pronouncements did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events” (formerly SFAS No. 165), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events of transactions that occurred after the balance sheet date. FASB ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company has evaluated subsequent events in accordance with FASB ASC 855 through the filing of this Quarterly Report on Form 10-Q on November 23, 2009.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued new disclosure guidelines contained in FASB ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (formerly FSP FAS 132R-1). These guidelines will require more detailed disclosures regarding defined benefit pension plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. These guidelines become effective for fiscal years ending after December 15, 2009. Upon initial application, these provisions are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure impact of these new disclosure guidelines.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“SFAS 166”), which has not yet been integrated into the Codification. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on its consolidated results of operations, or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which revised the consolidation guidance for variable-interest entities. SFAS 167 has not yet been integrated into the Codification. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 “Measuring Liabilities at Fair Value”, which amends FASB ASC 820 to provide guidance on accounting for the fair value measurement of liabilities. The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

In October 2009, the FASB issued ASU 2009-13, which amends ASC 605, “Revenue Recognition”, to revise accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for the Company beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the potential effect, if any, on its financial statements.

Segment Information

The Company reports its financial results in four reportable segments: bottom-weight woven apparel fabrics, automotive safety, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the chief operating decision maker (“CODM”). In the quarter ended September 30, 2009, operations related to technical and value added fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. In the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment results for all periods presented in the unaudited condensed consolidated statements of operations in this quarterly report have been recast to conform to the current presentation as reported to the CODM.

Business Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. After taking into account the deconsolidation of the Debtors described above, no customer accounted for 10% or more of the Company’s net sales for the nine months ended September 30, 2009 or for 10% or more of the Company’s trade accounts receivable balance as of September 30, 2009. Although none of the Company’s customers accounted for 10% or more of direct net sales in the nine months ended September 30 2009, the Company believes one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in financing documents that limit cash dividends and loans they may make to the Company. Of the Company’s consolidated cash balance of $6.4 million at September 30, 2009, approximately $1.4 million at certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to governmental restrictions that restrict and/or limit loans and dividends they may make to the Company. At September 30, 2009, the Company’s proportionate share of restricted net assets of consolidated subsidiaries was approximately $6.4 million.

Reclassifications

Certain amounts presented in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. In addition, see “Recently Adopted Accounting Pronouncements” above related to the presentation of noncontrolling interests.

Subsequent Events

The Company has evaluated subsequent events in accordance with FASB ASC 855 (formerly SFAS No. 165) through November 23, 2009, the date the financial statements included herein were issued, and has determined there were no items deemed reportable.

Note 2 Unaudited Combined Financial Statements of Debtors-in-Possession

The following unaudited condensed combined financial statements represent the financial statements of the Debtors only. The condensed combined financial statements of the Debtors have been prepared in accordance with the guidance of FASB ASC 852 (formerly SOP 90-7). Subsidiaries of the Debtors are accounted for as non-consolidated subsidiaries in these financial statements presented below and, as such, their net income (loss) is included in “Equity in losses of non-debtor subsidiaries” in the unaudited condensed combined statement of operations presented below and their net assets are included as “Investments in non-Debtor subsidiaries” in the unaudited condensed combined balance sheet. Intercompany transactions between the Debtors have been eliminated in these unaudited condensed combined financial statements presented below; intercompany transactions between the Debtors and their non-debtor subsidiaries have not been eliminated.

Global Safety Textiles Holdings LLC and Subsidiaries

(Debtors-in-Possession)

Condensed Combined Balance Sheet

(Dollar amounts in thousands)

(Unaudited)

September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$8,019
Accounts receivable, net	7,569
Inventories	5,907
Deferred income taxes	2,923
Accounts receivable, related parties	305
Other current assets	2,380

Total current assets	27,103
Investments in non-Debtor subsidiaries	133,653
Property, plant and equipment, net	53,491
Accounts receivable, related parties	32,126
Other assets	712

Total assets	$247,085

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	1,247
Sundry payables and accrued liabilities	7,420
Income taxes payable	708
Accounts payable, related parties	471
Liabilities subject to compromise	224,786

Total current liabilities	234,632
Deferred income taxes	2,923
Accounts payable, related parties	1,862
Liabilities subject to compromise	122,612

Total liabilities	362,029
Total stockholders’ deficit	(114,944)

Total liabilities and stockholders’ deficit	$247,085

Global Safety Textiles Holdings LLC and Subsidiaries

(Debtors-in-Possession)

Condensed Combined Statements of Operations

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30, 2009
Net sales	$51,219
Cost of goods sold	48,285

Gross profit	2,934
Selling and administrative expenses	5,535
Expenses associated with refinancing activities	12,108
Goodwill and other impairment charges	16,115

Loss from operations	(30,824)
Other expense:
Interest expense, net	(11,494)
Interest expense, related parties	(4,019)
Other expense	(531)

(16,044)

Loss before reorganization items, income taxes and equity in losses of non-debtor subsidiaries	(46,868)
Reorganization items	(10,027)

Loss before income taxes and equity in losses of non-debtor subsidiaries	(56,895)
Income tax benefit	1,419
Equity in losses of non-debtor subsidiaries	(43,939)

Net loss	$(99,415)

Global Safety Textiles Holdings LLC and Subsidiaries

(Debtors-in-Possession)

Condensed Combined Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30, 2009
OPERATIONS
Net loss	$(99,415)
Adjustments to reconcile net loss to cash used in operations	92,150

Net cash used in operating activities	(7,265)
INVESTING
Net cash used in investing activities	(748)
FINANCING
Net cash provided by financing activities	4,062
Effect of exchange rate changes on cash and cash equivalents	646

Net change in cash and cash equivalents	(3,305)
Cash and cash equivalents at beginning of period	11,324

Cash and cash equivalents at end of period	$8,019

Reorganization Process

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations and certain other payments necessary to maintain the operation of the Debtors’ business. The Debtors have retained legal and financial professionals to advise them on the bankruptcy proceedings. From time to time, the Debtors may seek the Bankruptcy Court’s approval for the retention of additional professionals.

Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors to recover, collect or secure a claim arising prior to the Bankruptcy Filing. As required by the Bankruptcy Code, the United States Trustee for the District of Delaware (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The U.S. Trustee and the Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.

Under the Bankruptcy Code, certain claims against the Debtors in existence prior to the Bankruptcy Filing are stayed while the Debtors continue business operations as Debtors-in-possession. These claims are reflected in the unaudited condensed combined balance sheet as of September 30, 2009 of the Debtors-in-Possession as “liabilities subject to compromise”. Additional claims (liabilities subject to compromise) may arise subsequent to the Petition Date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors’ assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay.

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

“Liabilities subject to compromise” represent obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. FASB ASC 852 (formerly SOP 90-7) requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. However, certain prepetition liabilities that were approved for payment by the Bankruptcy Court under first day motions, including liabilities payable to certain vendors considered to be critical to the ongoing operations of the Debtors and their subsidiaries, have not been reclassified to “liabilities subject to compromise” in the Debtors’ unaudited condensed combined balance sheet as of September 30, 2009. “Liabilities subject to compromise” also include certain items that may be assumed under the plan of reorganization and, as such, may be subsequently reclassified to liabilities not subject to compromise. “Liabilities subject to compromise” of the Debtors at September 30, 2009 included the following (in thousands):

Global Safety Revolver	$26,347
First Lien Term Loan	142,982
Second Lien Term Loan	34,983
Accrued interest payable	16,689
Accounts payable, related parties	1,741
Accrued professional fees	553
Accounts payable	1,037
Other	454

Liabilities subject to compromise - current	224,786
Notes payable, related parties	81,735
Accounts payable, related parties	40,877

Liabilities subject to compromise - noncurrent	122,612

Total liabilities subject to compromise	$347,398

In accordance with FASB ASC 852 (formerly SOP 90-7), effective July 1, 2009, the Debtors ceased accruing and paying interest on their outstanding prepetition debt classified as liabilities subject to compromise. The Debtors’ contractual third party interest and related party interest not accrued or paid in the three months ended September 30, 2009 was $5.2 million and $2.5 million, respectively.

On August 12, 2009, the Debtors in the Bankruptcy Filing, all of which are direct or indirect wholly owned subsidiaries of ITG, announced that they had reached an agreement with a majority of the senior lenders under the Automotive Safety Facility to restructure the Debtors’ obligations, and had filed a proposed plan of reorganization with the Bankruptcy Court. On October 5, 2009, the Bankruptcy Court entered an order (the “Disclosure Statement Order”) approving the Debtors’ Disclosure Statement Relating to the Second Amended Joint Chapter 11 Plan of Reorganization for Global Safety Textiles Holdings LLC and its Affiliated Debtors (the “Disclosure Statement”) as containing “adequate information” within the meaning of section 1125 of the Bankruptcy Code. Also on October 5, 2009, the Debtors filed their Second Amended

Joint Chapter 11 Plan of Reorganization for Global Safety Textiles Holding LLC and its Affiliated Debtors (the “Plan”). Under the proposed Plan, upon the Debtors’ emergence from reorganization, (i) the senior lenders would receive 100% of the equity interests, and would hold 100% of the long term debt, of the reorganized Debtors, (ii) all general unsecured claims against the Debtors arising prior to the Petition Date (including all pre-Petition Date general unsecured claims of the Company) not classified as “Convenience Claims” will be canceled and the holders of such general unsecured claims will receive no distribution on account thereof and (iii) all equity interests in the Debtors (including those held by the Company) will be canceled and the holders of such equity interests will receive no distribution on account thereof. The proposed Plan is subject to the approval of, and confirmation by, the Bankruptcy Court. Pursuant to the Disclosure Statement Order, the hearing to consider confirmation of the Plan will be held before the Bankruptcy Court on November 16, 2009. There can be no assurances as to whether or when the proposed Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court, the final terms thereof or whether any such plan would be successfully implemented.

The Company continues to supply certain services to the Debtors consistent with past practice through a Management Advisory Services and Consulting Agreement dated January 19, 2007 (the “Management Agreement”) and through direct actual allocations and invoicing of certain costs to the Debtor. The Management Agreement automatically renews, and will continue to automatically renew, for successive one year terms unless, not fewer than 60 days prior to the expiration of the then-current term either party provides the other with written notice of its intention not to renew). The current term of the Management Agreement runs through January 18, 2010. On October 30, 2009, the Company filed a motion with the Bankruptcy Court seeking a modification of the stay to the extent necessary to permit the Company to send a non-renewal notice to the Debtor parties to the Management Agreement thereby preventing its automatic renewal for another one-year term. The Company and the Debtors have been engaged in negotiations regarding a comprehensive framework to form a mutually acceptable separation and transition services agreement. There can be no assurances as to whether such an agreement will be reached, or the timing or terms thereof.

Note 3 Inventories

The major classes of inventories were as follows (in thousands):

	September 30, 2009	December 31, 2008
Inventories at FIFO:
Raw materials	$10,770	$36,159
Work in process	35,977	46,867
Finished goods	44,219	73,809
Dyes, chemicals and supplies	14,991	16,900

	105,957	173,735
Excess of FIFO over LIFO	(8,165)	(13,747)

Total	$97,792	$159,988

Note 4 Impairment of Long-lived Assets

Property, Plant and Equipment, net

In April 2009, the Company decided to temporarily idle its Nicaraguan operations, Cone Denim de Nicaragua (“CDN”) in Central America and is currently evaluating its strategic alternatives for CDN after the Company was notified of the closing of the cut/sew/laundry operation owned by a significant customer of CDN in Central America in December 2008, and after the largest customer of CDN announced in February 2009 that it would be discontinuing production in certain of its facilities in the Central America region. The decision to temporarily idle the CDN facility required the Company to update the test of recoverability of the value of the long-lived assets in the Company’s bottom-weight woven apparel fabrics segment pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS No. 144); such test did not result in a 2009 impairment charge.

During the quarter ended September 30, 2009, the Company identified a group of ring-spinning assets located at the Company’s White Oak plant for disposition via sale to a third-party. The total estimated resale value was compared to the recorded net book value of the assets to be disposed, resulting in an impairment loss of $ 414,000 which was recognized during the quarter ended September 30, 2009.

Goodwill and Intangible Assets

In accordance with its then-existing accounting policy whereby the Company had chosen the last day of the third quarter of its fiscal year to perform its annual goodwill impairment test under FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142), the Company completed its annual goodwill impairment test on September 30, 2009. In October 2009, the Company changed the timing of its annual goodwill impairment testing from September 30 to October 1 of each fiscal year, and the Company also performed a goodwill impairment test on October 1, 2009. The Company believes that changing the annual goodwill impairment testing date to the first day of the fourth quarter of the Company’s fiscal year is preferable because, according to information available to the Company, such date is predominantly used in the textile industry in which the Company operates. Therefore, the change will make the comparison of results among these companies more consistent. In addition, this change will assist the Company in providing timely reporting as it gives the Company more time to complete and report on the impairment analysis. Finally, the Company’s budget that is finalized in the fourth quarter will allow for the most up to date information to be used in forecasts when using an October 1 testing date. This change in policy did not delay, accelerate or avoid an impairment charge (see Note 4).

Based on the further weakening of the macro-economic business environment and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the U.S. region since the completion of the Company’s 2008 annual review for assessments and impairments, during the six months ended June 30, 2009 the Company completed additional assessments for impairment of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which has led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment began experiencing decreased operating results and cash flows in the quarter ended September 30, 2008, greater than those previously anticipated in operating forecasts. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill assigned to the automotive safety unit was zero and, accordingly, the Company recognized a pre-tax non-cash impairment charge of $16.1 million in the quarter ended March 31, 2009 to write-off the entire remaining carrying value as of March 31, 2009. No additional impairment charges resulted from the Company’s assessments in the quarter ended June 30, 2009. On June 30, 2009, the Company deconsolidated the Debtors and their subsidiaries as a result of the Bankruptcy Filing (see Note 1); accordingly, the accompanying unaudited condensed consolidated balance sheet as of September 30, 2009 contains no goodwill or intangible assets associated with the automotive safety segment.

The estimation of the fair value noted above was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350. The determination of future cash flows is based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. In determining such rates, the Company used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing. The Company’s WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, were used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and an additional impairment of assets might have been required to be recorded.

Impairment charges related to goodwill and other intangible assets are reflected in “Goodwill impairment charges” in the accompanying unaudited condensed consolidated statements of operations. Such charges have no impact on the Company’s cash flows or liquidity. The following table reflects the change in the net carrying amount of goodwill and other intangible assets (in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2008	$17,827	$9,302
Amortization	—	(2,612)
Impairment charges	(15,087)	(1,028)
Payment of financing fees	—	219
Write-off of deferred financing fees	—	(348)
Foreign currency translation adjustments	—	(58)
Deconsolidation of debtors	—	(2,039)

Balance at June 30, 2009	2,740	3,436
Amortization	—	(691)
Payment of financing fees	—	218

Balance at September 30, 2009	$2,740	$2,963

The remaining goodwill balance at September 30, 2009 of $2.7 million relates to the commission finishing business in the all other segment and required no impairment as a result of the Company’s annual evaluation as of September 30, 2009.

Note 5 Long-Term Debt

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Revolving loans:
ITG, Inc.	$36,759	$34,856
Global Safety Textiles Holdings LLC	—	18,637
Global Safety Textiles Acquisition GmbH	—	3,524
Term loans:
Burlington Morelos S.A. de C.V.	9,479	10,229
Global Safety Textiles Acquisition GmbH	—	172,242
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	11,867	11,861
ITG-Phong Phu Joint Venture	22,300	22,327
Cone Denim de Nicaragua	37,591	37,000

Senior subordinated notes	61,456	103,854
Senior subordinated notes - related party	61,456	—
Unsecured subordinated notes - related party	68,712	60,300
Capitalized lease obligations	10,288	11,172
Notes payable to joint venture partners	2,940	4,441
Other notes payable	15	24

	357,805	525,409
Less: current portion of long-term debt	(217,249)	(364,200)

Total long-term portion of debt	$140,556	$161,209

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

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than GST Holdings and its U.S. subsidiaries) and a pledge by the Company of the stock of certain of its foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone. At September 30, 2009, there was $36.8 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 4.7% and $9.5 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.0%. The Revolving Credit Facility requires the payment of a commitment fee of either 0.25% or 0.375% per year, depending on amounts borrowed, payable monthly.

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

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. At September 30, 2009, the Company had approximately $26.5 million of availability and $24.8 million of average adjusted availability. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At September 30, 2009, average adjusted availability was approximately $24.8 million, and the Company was not subject to such restrictions;

•

If availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at September 30, 2009; and

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, certain funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, could be requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of the Support Agreement. Furthermore, if availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

In the event that the Company was required to comply with the fixed charge coverage ratio at September 30, 2009, the Company estimates that it would not have been able to comply therewith. In such an event, and assuming no modifications or amendments to, or waivers from, the coverage ratio compliance requirement, the lenders under the Bank Credit Agreement could discontinue lending and accelerate the payment of the related debt, and this could allow lenders under our other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations. As described above, however, below certain levels of availability, the lenders under the Bank Credit Agreement could request certain funds affiliated with Wilbur L. Ross, Jr. to provide certain amounts under the Support Agreement.

The Bank Credit Agreement contains a requirement that that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report dated March 27, 2009 of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 was unqualified but contained an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights, which did not waive the claimed default, but put the Company on notice that the lenders would decide in their sole discretion on a “day-to-day” basis whether or not to exercise any available rights and remedies under the Bank Credit Agreement. As a result and in accordance with the terms of the Bank Credit Agreement, effective March 30, 2009 the Applicable Margin (as defined therein) was increased by 2.0% and the aggregate commitment amount under the Revolving Credit Facility (as defined below) was reduced from $129.0 million to $87.5 million. The Company, GECC and the other signatories thereto have entered into a limited waiver to the Bank Credit Agreement that provides a waiver, until December 15, 2009, from the requirement under the Bank Credit Agreement that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statement be unqualified as to scope and ability to continue as a going concern.

Notwithstanding any of the foregoing, while the Company is in constructive discussions with the lenders, as described above, the Company cannot provide any assurances that it will be successful in attaining any amendments with respect to any defaults or potential defaults thereunder that may arise in the future. The failure by the Company to obtain any necessary extensions, additional waivers or other amendments or modifications on commercially reasonable terms, on a timely basis, or at all, could result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

GST Holdings and certain of its subsidiaries are parties to the Automotive Safety Facility which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility were not repaid prior to, or upon, maturity. See Note 1 for further discussion.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.7% at September 30, 2009. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $23.0 million at September 30, 2009. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have advanced unsecured non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the Company’s consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.”

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange rate changes. The term loan is to be repaid in equal quarterly installments from November 2009 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2009, outstanding borrowings under this facility were $11.9 million with a weighted average interest rate of 5.5%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans outstanding under this agreement. At September 30, 2009, $22.3 million was outstanding under this facility with a weighted average interest rate of 7.0%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans are to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized as senior loans, and accrued interest thereon is required to be either paid as originally scheduled, or for certain portions of such interest accruing through June 15, 2010, such amounts have been converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. At September 30, 2009, $37.0 million of senior loans with an interest rate of 4.7%, and $0.6 million of junior loans were outstanding under this facility. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). As described elsewhere herein, in light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and has temporarily idled the facility until such decisions have been finalized. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waives through June 15, 2010 any rights or remedies available to the lenders related to any claimed material adverse change (as defined) in CDN resulting from the Company’s idling of that facility or the failure to meet certain financial ratio covenants in the agreement. Further, as a result of the accumulated losses of CDN, the creditors thereof are granted certain additional rights pursuant to Nicaraguan law, including certain rights with respect to the dissolution of CDN. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding.

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

At September 30, 2009, $122.9 million aggregate principal amount of the Notes was outstanding (of which $61.5 million was held by three funds affiliated with Wilbur L. Ross, Jr.), including interest that has been converted to principal, at an interest rate of 23.5%. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of GST Holdings and the Intra-company Note. The purchase agreement relating to the Notes also provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries (other than GST Holdings and its U.S. subsidiaries) of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries, other than GST Holdings and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted pursuant to the purchase agreement relating to the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

As the Company was not in compliance with certain covenants under the terms of the Notes (related to the automotive safety business) during the first quarter of 2009, the interest rate increased by 2.5% beginning on February 20, 2009 and until such time that any potential amendments or modifications to the covenants are obtained. As a result of this noncompliance, the holders of the Notes have the right to declare any and all amount of Notes ($122.9 million as of September 30, 2009) immediately due and payable. In addition, as a result of this noncompliance, the holders of other indebtedness of the Company which contains a provision for a cross-default to the agreement governing the Notes may have certain rights to declare such additional amounts in default under the applicable debt agreements and, if the Holders of the Notes declare the Notes immediately due and payable, then holders of additional indebtedness of the Company which contains a provision for the cross-acceleration to the Notes may have certain rights to accelerate and declare immediately due and payable such additional indebtedness.

The Company has been, and expects to continue to remain, in constructive discussions with the holders of the Notes with respect to obtaining amendments or modifications to the terms of the agreement governing the Notes, which the Company intends would include lower interest rates. There can be no assurances, however, that the Company will be able to obtain any amendments or other modifications to the terms of the agreement governing the Notes, or that any available amendments or modifications would be available on commercially reasonable terms or at times necessary for the Company. The inability of the Company to obtain necessary amendments or other modifications in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s liquidity, cash flows and operations as a whole, including resulting in a material amount of outstanding indebtedness becoming immediately due and payable.

In September 2009, three funds affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, purchased from the Note holders certain of the Company’s senior subordinated notes with an original face amount of $40.0 million. The outstanding amount of such notes ($61.5 million at September 30, 2009, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s unaudited condensed consolidated balance sheet at September 30, 2009.

Unsecured subordinated notes—related party

As of September 30, 2009, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At September 30, 2009, $68.7 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

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

Guarantees

FASB ASC 460, “Guarantees” (formerly FASB Interpretation No. 45), provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2009, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2009 or December 31, 2008.

Note 6 Stockholders’ Equity (Deficit)

The components of stockholders’ equity (deficit) were as follows (in thousands):

	Convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interests	Total
Balance at December 31, 2008	$231,260	$175	$114,943	$(411)	$(305,796)	$8,697	$11,041	$59,909
Comprehensive loss for the nine months ended September 30, 2009:
Net loss	—	—	—	—	(188,704)	—	(7,240)	(195,944)
Foreign currency translation adjustments	—	—	—	—	—	766	(17)	749

Net comprehensive loss	—	—	—	—	—	—	—	(195,195)
Capital contributions from minority shareholder	—	—	—	—	—	—	1,900	1,900
Amortization of unearned compensation	—	—	866	—	—	—	—	866
Preferred stock dividends	13,404	—	(13,404)	—	—	—	—	—
Deconsolidation of debtors	—	—	—	—	95,524	(14,378)	(2,605)	78,541

Balance at September 30, 2009	$244,664	$175	$102,405	$(411)	$(398,976)	$(4,915)	$3,079	$(53,979)

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 9,786,562 shares of Series A Preferred Stock were issued and outstanding at September 30, 2009 (9,250,409 shares issued and outstanding at December 31, 2008) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at September 30, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of income taxes of $0.0 at September 30, 2009 and December 31, 2008, were as follows (in thousands):

	September 30, 2009	December 31, 2008
Foreign currency translation adjustments	$—	$13,483
Pension plans	(4,463)	(4,334)
Postretirement benefit plans	(452)	(452)

Total	$(4,915)	$8,697

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries that remain after the deconsolidation of the Debtors on June 30, 2009.

Note 7 Reconciliation to Diluted Earnings per Share

The following data reflects the amounts used in computing earnings per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net loss applicable to common stock of International Textile Group, Inc.	$(16,836)	$(67,015)	$(202,108)	$(99,148)
Effect of dilutive securities:
None	—	—	—	—

Numerator for diluted earnings per share	$(16,836)	$(67,015)	$(202,108)	$(99,148)

Weighted-average number of common shares used in basic earnings per share	17,416	17,352	17,415	17,344
Effect of dilutive securities:
None	—	—	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,416	17,352	17,415	17,344

Based on the number of shares of Series A Preferred Stock outstanding as of September 30, 2009 and the Liquidation Value thereof on such date, the Series A Preferred Stock could have potentially been convertible at the option of the holders thereof into 25,423,532 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Convertible preferred stock	25,424	23,579	24,954	23,140
Nonvested restricted common stock	—	—	—	—
Stock options	—	—	—	—

	25,424	23,579	24,954	23,140

Note 8 Derivative Instruments

Effective January 1, 2009, the Company prospectively implemented the provisions of FASB ASC 815-10-65-1 (formerly SFAS No. 161). The Company from time to time utilizes derivative financial instruments to manage changes in cotton and natural gas prices, foreign currency exposures and interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements, if any, are a diverse group of commodity suppliers and/or major financial institutions with which the Company may also have other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties. In the event that a counterparty is not able to satisfy its obligations under any of these financial instruments, the Company could be exposed to unexpected changes in its cost structure that could have a material impact on the financial results of the Company.

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At September 30, 2009, the Company had the following outstanding commodity forward contract that was entered into to hedge forecasted purchases through December 2009:

Commodity Contract	Number of Units
Natural gas forward contracts	34,500 MBTU

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At September 30, 2009, the Company did not have any foreign exchange contracts outstanding.

On November 4, 2008, GST Holdings entered into an interest rate cap agreement with a notional amount of €63,000,000 that matured in May 2009 as required by certain financing agreements. The Company did not designate this instrument as a hedge under hedge accounting rules for any of the periods presented.

Fair Value of Derivative Instruments

(in thousands of dollars)

	September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133	N/A	$—	N/A	$—
Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts	N/A	—	Sundry payables and accrued liabilities	78
Foreign exchange contracts	N/A	—	Sundry payables and accrued liabilities	—
Interest rate contracts	N/A	—	N/A	—

Total		—		78

Total Derivatives		$—		$78

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133	N/A	$—	N/A	$—
Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts	N/A	—	Sundry payables and accrued liabilities	138
Foreign exchange contracts	N/A	—	Sundry payables and accrued liabilities	3,022
Interest rate contracts	N/A	—	N/A	—

Total		—		3,160

Total Derivatives		$—		$3,160

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations (in thousands of dollars)

	Location of Gain (Loss) on Derivatives	Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended September 30		Nine Months Ended September 30
		2009	2008	2009	2008
Derivatives designated as hedging instruments under SFAS No. 133	N/A	$—	$—	$—	$—
Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts
Realized	Cost of goods sold	(121)	—	(329)	467
Unrealized	Other income (expense)	106	—	61	4
Foreign exchange contracts
Realized	Cost of goods sold	(292)	65	(2,516)	811
Unrealized	Other income (expense)	235	(128)	3,021	(371)
Interest rate contracts	Interest expense	—	(388)	—	(536)

Total		(72)	(451)	237	375

Total derivatives		$(72)	$(451)	$237	$375

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

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations” (formerly FASB Interpretation No. 47) provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. The Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value in accordance with FASB ASC 410.

As of September 30, 2009, the Company had capital expenditure commitments not reflected as liabilities on the accompanying unaudited condensed consolidated balance sheet of less than $0.1 million. These commitments were not reflected as liabilities on the accompanying unaudited condensed consolidated balance sheet because the Company had not received or taken title to the related assets.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008 and continuing through the first quarter of 2009, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices have shown increases in the second and third quarters of 2009, the Company does not reverse the unrealized loss recorded against its firm purchase commitments under GAAP until receipt and/or consumption of the related raw materials occur. In accordance with GAAP, the Company has accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at September 30, 2009 amounted to $0.5 million. The reductions in the accrual for unrealized losses on firm purchase commitments of $1.8 million and $5.9 in the three and nine months ended September 30, 2009, respectively, are included in other operating income in the accompanying unaudited condensed consolidated statement of operations and such reductions primarily are the result of the receipt and/or consumption of the related raw materials during these periods.

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

As previously disclosed, in April 2009, the Company was notified that an alleged shareholder derivative action had been filed in the Court of Common Pleas, County of Greenville, State of South Carolina, purportedly on behalf of the Company as the nominal plaintiff. The action names as defendants, among others, the Company (in a nominal capacity) and certain individuals who were officers and directors of a company formerly known as International Textile Group, Inc. at the time of a merger (the “Merger”) between the Company and such other company. The action alleges the breach of certain fiduciary duties by certain of the defendants, and makes certain related claims against such persons as well as certain of their former advisors, all in connection with the Merger. The Company is not aware of any claims being made against the Company in such suit; however, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims. In the event any claims are made against the Company, the Company would intend to defend itself vigorously.

In addition, in August 2009, the Company was notified that an alleged shareholder class and derivative action had been filed in the Court of Common Pleas, County of Greenville, State of South Carolina, purportedly on behalf of the Company as the nominal plaintiff. The action, filed by a different plaintiff than in the action described above, but by the same attorney, names as defendants, among others, the Company (in a nominal capacity) and certain individuals who were officers and directors of a company formerly known as International Textile Group, Inc. at the time of the Merger. This action alleges the same breach of certain fiduciary duties by certain of the defendants, and makes the same related claims against such persons, all in connection with the Merger. The Company also is not aware of any claims being made against the Company in this suit; however, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims. In the event any claims are made against the Company, the Company would intend to defend itself vigorously.

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

Note 10 Segment and Other Information

Through September 30, 2009, the Company reported its financial results in four reportable segments: bottom-weight woven apparel fabrics, automotive safety, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the CODM. In the quarter ended September 30, 2009, operations related to technical and value added fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. In the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment data for all periods presented in the unaudited condensed consolidated financial statements in this quarterly report have been recast to conform to the current presentation as reported to the CODM.

The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics, including government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, and technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The automotive safety segment consists of airbag fabrics, and through June 30, 2009 curtains and cushions, used in the automotive industry. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform cotton fabrics primarily for battle fatigue U.S. military uniforms; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; transportation services; and other miscellaneous items.

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended September 30, 2009 and September 30, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $2.7 million and $1.5 million, respectively. Intersegment net sales for the nine months ended September 30, 2009 and September 30, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $5.6 million and $6.2 million, respectively.

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net Sales:
Bottom-weight Woven Apparel Fabrics	$113,697	$126,000	$317,361	$361,634
Automotive Safety	5,691	96,037	137,834	336,438
Narrow Fabrics	12,009	10,635	32,858	38,210
All Other	13,404	20,290	47,477	64,379

	144,801	252,962	535,530	800,661
Intersegment sales	(2,713)	(1,544)	(5,555)	(6,180)

	$142,088	$251,418	$529,975	$794,481

(Loss) Income From Operations Before Income Taxes:
Bottom-weight Woven Apparel Fabrics	$1,048	$(17,281)	$(6,110)	$(37,495)
Automotive Safety	(398)	(1,355)	(4,002)	9,832
Narrow Fabrics	1,449	(2,503)	1,870	(5,741)
All Other	(678)	(3,712)	(2,652)	(4,738)

Total reportable segments	1,421	(24,851)	(10,894)	(38,142)
Corporate expenses	(3,698)	(4,493)	(15,096)	(14,390)
Expenses associated with refinancing activities	—	—	(12,781)	—
Expenses associated with corporate realignments	—	(524)	—	(7,138)
Other operating income - net	2,546	(4,251)	9,691	23,276 (1)
Restructuring and impairment charges	(670)	(17,084)	(18,835)	(18,179)
Interest expense	(14,366)	(16,382)	(50,631)	(43,126)
Loss on deconsolidation of debtors	(493)	—	(102,728)	—
Other income (expense)	129	(3,254)	6,824	721

	(15,131)	(70,839)	(194,450)	(96,978)
Income tax benefit (expense)	571	4,045	(1,858)	2,283
Equity in income of unconsolidated affiliates	137	235	364	274

Net loss	(14,423)	(66,559)	(195,944)	(94,421)
Less: net loss attributable to noncontrolling interests	(2,188)	(3,811)	(7,240)	(7,748)

Net loss attributable to International Textile Group, Inc.	$(12,235)	$(62,748)	$(188,704)	$(86,673)

(1)	Includes gain on sale of the Burlington brand name as described elsewhere herein of $24.3 million.

	September 30,	December 31,
	2009	2008
Total Assets (in thousands):
Bottom-weight Woven Apparel Fabrics	$367,323	$380,240
Automotive Safety	10,057	313,003
Narrow Fabrics	22,970	24,433
All Other	23,309	31,708
Corporate	12,930	11,867

	$436,589	$761,251

Note 11 Restructuring Activities

The provision for restructuring reported in loss from operations included the following (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Restructuring provisions:
Severance and COBRA benefits	$183	$620	$2,203	$583
Relocation and other costs	73	147	103	1,279

Total restructuring	$256	$767	$2,306	$1,862

During the first quarter of 2009, the Company engaged in manufacturing workforce reductions at two of its apparel plants and one automotive safety plant in Mexico to adjust to then-current demand due to the economic downturn. In the first nine months of 2009, the Company recognized pre-tax charges for restructuring of $0.7 million for severance and benefits related to approximately 240 affected employees at these facilities.

In the first quarter of 2009, the Company recognized pre-tax charges for additional restructuring costs of $0.5 million for severance and COBRA benefits related to the previously announced elimination of its all ring-spinning operations and reduced weaving capacity at the White Oak apparel plant, impacting approximately 90 employees at this facility.

In the fourth quarter of 2008, the Company initiated a cost reduction program related to selling, administrative and other staff reductions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions to create a single apparel fabrics division. As economic conditions have continued to deteriorate and the Company’s financial position remains under stress, the Company recorded additional severance and benefit restructuring charges in the amount of $0.2 million and $0.4 million during the three and nine months ended September 30, 2009, respectively, associated with this cost reduction program, which has resulted in the termination of approximately 85 employees.

The Company recorded a charge of $0.3 million in the first quarter of 2009 for severance and benefits related to approximately 500 affected employees at the CDN facility that was idled in April 2009 as previously discussed in Note 4. During the third quarter of 2009, the Company also incurred restructuring charges of $0.1 million related to relocation costs related to the completion of the previously announced transition of production from the Hurt Finishing plant to other domestic facilities.

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

The Company recognized $0.3 million and $1.5 million during the three and nine months ended September 30, 2008, respectively, for the previously announced relocation and other associated costs to close its Hildesheim, Germany facility in the automotive safety segment. The operations previously undertaken at this facility were transitioned primarily to Poland and other countries in Eastern Europe where the Company believes it can operate more cost competitively. Costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 89 jobs in Germany with severance benefits paid over periods of up to seven months from the date of termination, depending on the affected employee’s length of service to the Company.

During the three months ended September 30, 2008, the Company also recorded a charge of $0.2 million for severance benefits related to automotive safety segment manufacturing operations in Mexico, and $0.2 million for severance and COBRA benefits related to its screen print operations at the Company’s facility in Carlisle, South Carolina in the all other segment.

Following is a summary of activity related to restructuring accruals (in thousands):

Severance and COBRA Benefits
Balance at December 31, 2008	$6,098
2009 charges, net	2,050
Payments	(4,739)
Effect of deconsolidation of Debtors	(1,875)
Foreign currency translation adjustments	(80)

Balance at June 30, 2009	1,454
2009 charges, net	256
Payments	(532)

Balance at September 30, 2009	$1,178

The remaining accrued balance of $1.2 million at September 30, 2009, representing severance and COBRA benefits, primarily relates to the selling, administrative and other staff reductions, and downsizing within the bottom-weight woven apparel fabrics segment, all described above. The Company expects to pay these benefits primarily through the first half of 2010.

Note 12 Fair Value of Financial Instruments

FASB ASC 820 (formerly SFAS No. 157) requires disclosure of a fair-value hierarchy of inputs that the Company uses to value an asset or a liability. Under the FASB ASC there is now a common definition of fair value to be used and a hierarchy for fair value measurements based on the type of inputs that are used to value the assets or liabilities at fair value.

The levels of the fair-value hierarchy are described as follows:

Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,

Level 2: Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, or

Level 3: Inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At September 30, 2009
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$78	$—	$—	$78

The following table provides a summary of the fair values of certain of the Company’s assets measured on a nonrecurring basis under FASB ASC 820 (in thousands):

	Significant Unobservable Inputs (Level 3)	Total At September 30, 2009	Impairment Loss
Property, plant and equipment, net	$300	$300	$414
Intangible assets	2,963	2,963	1,028
Goodwill	2,740	2,740	15,087

	$6,003	$6,003	$16,529

At December 31, 2008, the Company had intangible assets of $9.3 million and goodwill of $17.8 million, and during the first quarter of 2009, the Company recognized non-cash impairment charges of $1.0 million with respect to its customer relationships intangible assets and $15.1 million with respect to goodwill. See Note 4 for additional information regarding intangible asset and goodwill impairment. The estimation of the fair value of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting segment’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350 (formerly SFAS No. 142). The Company cannot predict the occurrence of events that might adversely affect the carrying value of goodwill and other intangible assets. Further deterioration in global economic conditions, and/or additional changes in assumptions or circumstances could result in additional impairment charges in goodwill or other indefinite-lived intangibles and finite-lived intangibles in future periods in which the change occurs.

The Company’s consolidated financial statements include other financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The Company is not able to estimate the fair value of its senior subordinated notes, its unsecured subordinated notes or its borrowings under its various bank loans or other long-term debt instruments because these instruments are not publicly traded and/or were originally issued in privately-negotiated transactions. However, based on changes in general credit markets and the Company’s financial results since the issuance of these securities, the Company estimates that such debt securities would have fair values less than the carrying values at September 30, 2009. (See Note 5 for amounts and terms of the Company’s long-term debt instruments). The Company’s other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

Note 13 Other Operating (Income) Loss—Net

“Other operating (income) loss–net” for the three and nine months ended September 30, 2009 includes $1.8 million and $5.9 million, respectively, related to the reduction of the reserve for losses on cotton and wool purchase commitments (see Note 9). “Other operating (income) loss–net” also includes $0.5 million related to the receipt of a cotton yarn antitrust litigation settlement in the three and nine months ended September 30, 2009, and grant income from the U.S. Department of Commerce Wool Trust Fund of $3.1 million for each of the nine months ended September 30, 2009 and 2008.

In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington ® brand name. The Company retains the right to use the brand name on fabrics worldwide and on apparel and related items in North America and Asia. The Company recorded a gain of $24.3 million in the quarter ended June 30, 2008 related to the brand name sale, which is included in “Other operating income—net” in the accompanying unaudited condensed consolidated statement of operations.

“Other operating income–net” for the three and nine months ended September 30, 2009 and 2008 also include gains and losses related to the disposal of miscellaneous property and equipment.

Note 14 Other Income (Expense)

The following table summaries the Company’s other income (expense), net (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Gains on derivative instruments	$341	$—	$3,082	$58
Foreign currency exchange gains (losses)	161	(3,172)	(1,065)	(1,453)
Gain on settlement of litigation	—	—	6,250	1,975
Gain on sale of investment	—	—	—	258
Other income (expense)	(335)	(170)	(708)	(154)

Total	$167	$(3,342)	$7,559	$684

In April 2009, the Company received a cash payment in the amount of $6.3 million from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a trademark infringement settlement agreement previously entered into; this receipt of cash was not related to the sale of an asset and is recorded in Other income in the nine months ended September 30, 2009. Other income (net) in the nine months ended September 30, 2008 includes $2.0 million related to a settlement payment received from a class action lawsuit filed by Burlington Industries LLC and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants.

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

Overview

International Textile Group, Inc. (“ITG”, the “Company”, “we” or “us”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, Mexico, Vietnam, and, formerly through June 30, 2009, as described in more detail below, Germany, Poland, Romania, the Czech Republic, and South Africa. See below for a discussion of certain proceedings under chapter 11 of title 11 of the U.S. bankruptcy code relating to certain of the Company’s subsidiaries engaged in the automotive safety business. ITG’s long-term focus includes the realization of the benefits of its global expansion, including completing construction and reaching full production at ITG facilities in China and Vietnam, as described below, and continuing to seek other strategic growth opportunities.

The Company considers its primary markets to be:

•	Bottom-weight woven apparel fabrics—including denim, synthetic, worsted and value added technical fabrics used in a variety of niche government, industrial and commercial applications;

•	Automotive safety—including airbag fabric and, formerly through June 30, 2009, as described in more detail below, airbag cushions;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics; and

•	Specialty fabrics and services—including commission printing and finishing, and narrow fabrics for seat belts and for military and technical uses.

Filings under Chapter 11 of Title 11 of the Bankruptcy Code by Certain Subsidiaries Engaged in the Automotive Safety Business

On June 30, 2009 (the “Petition Date”), Global Safety Textiles Holdings LLC (“GST Holdings”), all of its direct and indirect U.S. subsidiaries, including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., and Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors”) filed voluntary petitions for relief (collectively, the “Bankruptcy Filing”) under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the Bankruptcy Filing. The ability of the lenders under the Automotive Safety Facility (as defined below) to seek remedies to enforce their rights thereunder is automatically stayed as a result of the Bankruptcy Filing, and the lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The automatic stay invoked by the Bankruptcy Filing effectively precludes any action against the Debtors resulting from such maturity. In addition, the Debtors, and certain of their non-Debtor subsidiaries, have obtained a temporary restraining order that prevents the lenders from taking action, or initiating involuntary insolvency proceedings, with respect to those non-Debtor entities. The Debtors expect to pay all pre-petition secured trade liabilities and plan to continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company is not a Debtor in the Bankruptcy Filing and the operations of the Company’s other primary markets: bottom-weight woven apparel fabrics, certain automotive safety airbag fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, are expected to continue to operate in the ordinary course of business outside the chapter 11 cases and process.

On August 12, 2009, the Debtors in the Bankruptcy Filing, all of which are direct or indirect wholly owned subsidiaries of ITG, announced that they had reached an agreement with a majority of the senior lenders under the Automotive Safety Facility (as defined below) to restructure the Debtors’ obligations, and had filed a proposed plan of reorganization (the “Plan”) with the Bankruptcy Court. On October 5, 2009, the Debtors filed a Second Amended Joint Chapter 11 Plan of Reorganization (the “Disclosure Statement”). Under the proposed Plan, upon the Debtors’ emergence from reorganization, the senior lenders would receive 100% of the equity interests, and would hold 100% of the long term debt, of the reorganized Debtors. The proposed Plan is subject to approval of, and confirmation by, the Bankruptcy Court, which pursuant to the Disclosure Statement Order, the hearing to consider confirmation of the Plan will be held before the Bankruptcy Court on November 16, 2009. There can be no assurances as to whether or when the proposed Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court, the final terms thereof or whether any such plan would be successfully implemented.

The Company continues to supply certain services to the Debtors consistent with past practice through a Management Advisory Services and Consulting Agreement dated January 19, 2007 (the “Management Agreement”) and through direct actual allocations and invoicing of certain costs to the Debtor. The Management Agreement automatically renews, and will continue to automatically renew, for successive one year terms unless, not fewer than 60 days prior to the expiration of the then-current term either party provides the other with written notice of its intention not to renew). The current term of the Management Agreement runs through January 18, 2010. On October 30, 2009, the Company filed a motion with the Bankruptcy Court seeking a modification of the stay to the extent necessary to permit the Company to send a non-renewal notice to the Debtor parties to the Management Agreement thereby preventing its automatic renewal for another one-year term. The Company and the Debtors have been engaged in negotiations regarding a comprehensive framework to form a mutually acceptable separation and transitional services agreement. There can be no assurances as to whether such an agreement will be reached, or the timing or terms thereof.

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. Through September 30, 2009, the Company’s manufacturing footprint included 27 production facilities in 10 countries throughout 4 continents. However, as discussed herein, certain subsidiaries engaged in the automotive safety business have filed voluntary petitions for relief under the Bankruptcy Code, and the Company’s Nicaraguan denim facility has been temporarily idled beginning in April 2009. No assurances can be provided as to the ownership or capital structure of the Company’s automotive safety business upon its emergence from bankruptcy. The international greenfield initiatives and the reconfiguration of the Company’s operations were substantially completed in 2008 (with the exception of the Company’s complex in Vietnam), and the Company believes it is positioned to begin realizing certain of the benefits of its investments, primarily upon improvements in the global economic environment.

Combined with capabilities in the U.S. and Mexico, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe aligning with ITG’s customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the current downturn in economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

Current Global Economic Environment and Related Impact

The global economy has been experiencing significant disruptions and generally unfavorable developments, which accelerated during the second half of 2008 and has continued into 2009. The disruptions in the global financial markets and related restrictions on liquidity have impacted and are expected to continue to impact the availability and cost of capital for many companies, although to a lesser extent in 2009 than in 2008. These developments have also adversely affected consumer spending in significant markets, including in both the apparel and automotive industries.

The Company’s performance has been negatively impacted by this environment, including its impact on consumer spending mainly beginning in the third quarter of 2008 and continuing into 2009. As a result, the Company’s sales have been substantially impacted downward during the year compared to the prior year. However, the Company has taken significant actions to counter this adverse economic impact. These actions have included considerable cost saving initiatives and aggressive inventory reductions. Consequently, the Company has seen some quarter-over-quarter improvements thus far through 2009 in terms of operational performance and liquidity in the Company’s businesses not related to the Debtors and their subsidiaries.

International Greenfield Initiatives

Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company which operates a vertically integrated denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, which we believe is undersupplied despite the high level of capacity for basic denims in China. Cone Denim (Jiaxing) shipped its initial first quality production in October 2007, and has experienced increasing capacity utilization throughout 2008 and year to date in 2009.

The Company also has completed construction and equipment installation for a fabric dyeing and finishing plant in Jiaxing, China. This dyeing and finishing operation, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited started limited production in the third quarter of 2007 and is seeing increased sales since the second quarter of 2009. This facility provides synthetic apparel fabrics, interior finishing fabrics and commission finishing services for other complementary products.

In April 2008, the Company opened a 28 million yard capacity vertical denim plant, Cone Denim de Nicaragua, in Nicaragua. The choice of Nicaragua reflected the Company’s belief that Nicaragua, and Central America generally, would be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. However, in December 2008 and February 2009, respectively, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the largest customer of Cone Denim de Nicaragua announced that it would be discontinuing production in certain of its facilities in the Central American region. These plant closures by our customers demonstrate the significant deterioration of the Central American supply chain which is critical to the long-term success of the Company’s operations in that region. As previously disclosed, in April 2009, the Company temporarily idled the facility until further strategic alternatives are finalized. The Company continues to monitor the length of the temporary idling as anything other than temporary could result in a material non-cash impairment charge in the bottom-weight woven apparel fabrics segment.

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

Outlook

Although the restrictions on liquidity and disruptions in the global financial markets continue to impact adversely the availability and cost of incremental credit for many companies and affect negatively consumer confidence and spending, the overall economic conditions seem to have begun to stabilize. Consequently, retail sales are expected to remain weak in the near term rather than continuing to deteriorate.

The Company’s sales remain below historic levels but are showing recent signs of improvement. The Company’s non-Debtor quarterly sales trended downward in the third and fourth quarters of 2008 and the first quarter of 2009, but have increased in the second and third quarters of 2009. The Company’s apparel business is affected by changes in retail sales, imports, and inventory levels held by retailers and manufacturing customers. As 2009 has progressed, the Company has experienced modest sales volume improvements in certain segments due to stabilizing retail sales and rebuilding of inventory levels by customers. In addition, the Company has seen increases in sales of its government products. The volume improvements along with improvements in average selling prices based on product mix, and costs have resulted in improved margins and operating results from quarter-to-quarter in 2009. Whether the Company can sustain improvements in sales and margins will depend in great part upon consumer spending at retail, re-stocking of customer inventory, and the level of competition within the textile industry.

Cotton and wool prices have showed increases in the latter part of the second quarter of 2009 and in the third quarter of 2009, and it is unclear whether the recent price increases of certain commodities will continue. The ultimate effect of these raw material cost changes on the Company’s earnings cannot be quantified, as the effect of movements in cotton and wool prices on industry selling prices is still uncertain; however, any dramatic or unexpected additional increase in raw material prices could have a material adverse effect on the Company’s results of operations.

Nevertheless, the Company continues to take actions to reduce further its costs and improve its competitive position. In addition, the Company continues to work with its lenders and certain affiliates with Wilbur L. Ross, Jr., the chairman of the board of the Company, to improve its capital structure.

Restructuring Charges and Asset Impairments

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company is continuing to re-evaluate all aspects of its businesses and operations to determine the best approach to mitigate the impact on the Company. In response to the significant economic uncertainties and associated business downturn, the Company took certain significant actions beginning in the fourth quarter of 2008 designed to reduce operating costs, and further evaluation has resulted in, and may continue to result in, additional plant rationalization, global capacity optimization across businesses, restructuring initiatives or other actions, to improve the Company’s cost structure and competitive position. During the first quarter of 2009, the Company recognized impairment charges for goodwill and other intangible assets in the amount of $16.1 million, which consisted of impairment of goodwill of $15.1 million and $1.0 million related to other intangible assets related to customer contracts recorded in the automotive safety segment. Additional restructuring initiatives may be undertaken depending upon the timing and outcome of reorganization under the Bankruptcy Code of the Debtors, including the ownership or capital structure thereof.

In the first nine months of 2009, the Company recognized $2.3 million of restructuring charges consisting primarily of: $0.7 million related to manufacturing workforce reductions at two of its apparel plants and one automotive safety plant in Mexico, $0.5 million for severance and COBRA benefits related to additional capacity reductions at the Company’s White Oak plant, $0.3 million for severance and other associated costs to close and consolidate certain automotive safety facilities, $0.4 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans, and $0.3 million related to severance benefits associated with the decision to temporarily idle the Cone Denim de Nicaragua facility as discussed in Note 4 to the accompanying unaudited condensed consolidated financial statements. To the extent there is continued decline in general economic or business conditions, and/or further plant consolidation or restructuring initiatives are undertaken, such actions could result in the occurrence of additional cash restructuring charges and/or asset impairment charges, and such charges could be material. No assurances can be provided as to the timing or amounts of any such charges.

Results of Operations

Results for the three and nine months ended September 30, 2009 are largely reflective of the continued effects of the worldwide economic downturn. The overall slowdown in business activity has reduced demand for the Company’s products. Net sales in the nine months ended September 30, 2009 and 2008 were $530.0 million and $794.5 million, of which $123.5 million and $326.2 million, respectively, related to the Debtors and their subsidiaries that were deconsolidated on June 30, 2009. Net sales related to bottom-weight woven apparel fabrics, narrows fabrics, the all other segment and the automotive safety non-Debtors businesses in the Company were $406.5 million and $485.6 million for the nine months ended September 30, 2009 and 2008, respectively. Although sales have declined year-to-year, the benefits from restructuring and operational improvements have begun to help to reduce the impact of the revenue declines. Gross margin of 8.8% for the three months ended September 30, 2009 increased 10.0 percentage points from the prior year comparable period, and increased 1.8 percentage points for the nine month periods then ended.

The unaudited condensed consolidated financial statements of ITG for the three and nine months ended September 30, 2009 and 2008 have been presented on a consolidated basis including the Debtors and their subsidiaries, as the Bankruptcy Filing was not completed until June 30, 2009 and ITG controlled the operations of the Debtors and their subsidiaries prior to and as of such date. However, after consideration of the guidance available in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 810, “Consolidation” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 94 and SFAS No. 160), FASB ASC 323 and FASB ASC 325, “Investments—Equity Method and Joint Ventures” and “Investments – Other,” respectively (formerly Accounting Principles Board Opinion No. 18), and FASB ASC 852, “Reorganizations” (formerly American Institute of Certified Public Accountants Statement of Position 90-7), ITG has deconsolidated the Debtors and their subsidiaries in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2009 as a result of the Bankruptcy Filing. The Company currently expects that it will not regain control of the Debtors following the reorganization and that loss of such control is, therefore, not temporary. In addition, in accordance with FASB ASC 852, the propriety of the carrying amounts of intercompany receivables from the Debtor entities in bankruptcy was evaluated as of June 30, 2009. Based on this evaluation, ITG and its non-debtor subsidiaries established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of $14.4 million against its investment in GST Holdings since ITG is an unsecured equity holder and does not expect to recover any of this investment. Based on these evaluations, a noncash loss on deconsolidation of the Debtors of $102.2 million was recorded in non-operating income in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2009. In addition, the Company incurred legal costs of $0.5 million in the three months ended September 30, 2009 directly related to the Company’s status with respect to the Debtors’ Bankruptcy Filing, and such costs are included in the loss on deconsolidation of the Debtors in the three and nine months ended September 30, 2009.

The Company reports its financial results in four reportable segments: bottom-weight woven apparel fabrics, automotive safety, narrow fabrics and all other. The reporting of the Company’s operations in four reportable segments is consistent with how the Company is managed and how resources are allocated by the CODM. In the quarter ended September 30, 2009, operations related to technical and value added fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. In the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment data for all periods presented in the unaudited condensed consolidated financial statements in this quarterly report have been recast to conform to the current presentation as reported to the CODM.

The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics, including government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, and technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The automotive safety segment consists of airbag fabrics, and through June 30, 2009 airbag curtains and cushions, used in the automotive industry. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: government uniform cotton fabrics primarily for battle fatigue U.S. military uniforms; interior furnishings, including contract fabrics and upholstery for the residential and commercial markets; commission textile printing and finishing services for customers primarily focusing on decorative interior furnishings and specialty prints; transportation services; and other miscellaneous items.

Sales, loss from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended September 30, 2009 and September 30, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $2.7 million and $1.5 million, respectively. Intersegment net sales for the nine months ended September 30, 2009 and September 30, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $5.6 million and $6.2 million, respectively.

The following table presents certain results of operations by reportable segment (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net Sales:
Bottom-weight Woven Apparel Fabrics	$113,697	$126,000	$317,361	$361,634
Automotive Safety	5,691	96,037	137,834	336,438
Narrow Fabrics	12,009	10,635	32,858	38,210
All Other	13,404	20,290	47,477	64,379

	144,801	252,962	535,530	800,661
Intersegment sales	(2,713)	(1,544)	(5,555)	(6,180)

	$142,088	$251,418	$529,975	$794,481

(Loss) Income From Operations Before Income Taxes:
Bottom-weight Woven Apparel Fabrics	$1,048	$(17,281)	$(6,110)	$(37,495)
Automotive Safety	(398)	(1,355)	(4,002)	9,832
Narrow Fabrics	1,449	(2,503)	1,870	(5,741)
All Other	(678)	(3,712)	(2,652)	(4,738)

Total reportable segments	1,421	(24,851)	(10,894)	(38,142)
Corporate expenses	(3,698)	(4,493)	(15,096)	(14,390)
Expenses associated with refinancing activities	—	—	(12,781)	—
Expenses associated with corporate realignments	—	(524)	—	(7,138)
Other operating income - net	2,546	(4,251)	9,691	23,276 (1)
Restructuring and impairment charges	(670)	(17,084)	(18,835)	(18,179)
Interest expense	(14,366)	(16,382)	(50,631)	(43,126)
Loss on deconsolidation of debtors	(493)	—	(102,728)	—
Other income (expense)	129	(3,254)	6,824	721

	(15,131)	(70,839)	(194,450)	(96,978)
Income tax benefit (expense)	571	4,045	(1,858)	2,283
Equity in income of unconsolidated affiliates	137	235	364	274

Net loss	(14,423)	(66,559)	(195,944)	(94,421)
Less: net loss attributable to noncontrolling interests	(2,188)	(3,811)	(7,240)	(7,748)

Net loss attributable to International Textile Group, Inc.	$(12,235)	$(62,748)	$(188,704)	$(86,673)

(1)	Includes gain on sale of the Burlington brand name as described elsewhere herein of $24.3 million.

Comparison of Three Months Ended September 30, 2009 and Three Months ended September 30, 2008

Consolidated: The Company’s consolidated net sales in the quarter ended September 30, 2009 were $142.1 million compared to $251.4 million reported in the quarter ended September 30, 2008. Net sales in the three months ended September 30, 2009 and 2008 included $0.0 million and $86.4 million, respectively, related to the Debtors and their subsidiaries that were deconsolidated as of June 30, 2009. The remaining $22.9 million decrease in net sales from the quarter ended September 30, 2008 compared to the quarter ended September 30, 2009 was primarily due to the unfavorable global economic environment, which resulted in reduced consumer purchasing activities and ultimately also resulted in the tightening of retail inventory levels impacting virtually all segments of the Company except for narrow fabrics. Sales volumes in substantially all of the Company’s markets were down from the prior year except for the narrow fabrics segment. Volume declines were partially offset by improved sales prices due mainly to product mix in substantially all segments in the quarter ended September 30, 2009.

Gross profit (loss) in the quarter ended September 30, 2009 was 8.8% compared to (1.2)% in the quarter ended September 30, 2008. The increase was primarily due to significant reductions in plant overhead costs to support lower sales volume, particularly at the idled Cone Denim de Nicaragua plant, lower raw material and energy costs in 2009 compared to 2008, improved manufacturing efficiencies in selected plants including the Company’s China joint venture, and improved sales prices due mainly to product mix.

Operating losses for the quarter ended September 30, 2009 were $0.7 million compared to $51.5 million in the quarter ended September 30, 2008. The $50.8 million decrease in net loss from operations for the three month period ended September 30, 2009 compared to the prior year period included an improvement in earnings of $32.7 million in the Company’s non-Debtor businesses and the exclusion of operating losses of $18.1 million related to businesses of the Debtors that were deconsolidated on June 30, 2009. The improvement in operating results of $50.8 million resulted primarily from the improvement in gross profit described above, lower restructuring and impairment charges, the reduction of the Company’s reserve for losses on firm purchase commitments and lower selling and administrative expenses.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the quarter ended September 30, 2009 decreased $12.3 million to $113.7 million as compared to the $126.0 million recorded in the quarter ended September 30, 2008. The decrease in sales compared to the prior year quarter primarily resulted from $21.8 million in lower denim sales volume due to a slower retail environment and the idling of the Cone Denim de Nicaragua facility (partially offset by $3.2 million of increased sales prices due to product mix in this business), and $5.1 million of lower uniform worsted wool volumes and lower technical fabrics volumes due to worsening general economic conditions, all partially offset by increased sales at the Company’s international greenfield operations. Volume declines in this segment were also partially offset by $6.5 million from higher volumes in the synthetics and U.S. government dress uniform fabrics markets, and $2.2 million related to increased sales prices related to improved product mix in most of the segment’s businesses. This segment’s quarterly sales trended downward in the fourth quarter of 2008 and the first quarter of 2009, but have increased in the second and third quarters of 2009 due to stabilizing retail sales and rebuilding of inventory levels by customers.

Income in the bottom-weight woven apparel fabrics segment was $1.0 million in the quarter ended September 30, 2009 as compared to a loss of $17.3 million in the quarter ended September 30, 2008. Improvements in operating results included $6.3 million due to increased volume and prices primarily at the China and Vietnam joint ventures, $5.1 million due to the idling of the Cone Denim de Nicaragua facility, $1.0 million due to manufacturing performance improvements primarily in the denim and synthetic businesses, lower raw material costs of $4.1 million and lower energy costs of $4.8 million. These improvements were offset by less favorable product mix of $2.8 million primarily related to the Vietnam joint venture.

Automotive Safety: Sales in the automotive safety segment were $5.7 million in the quarter ended September 30, 2009 compared to sales of $96.0 million in the quarter ended September 30, 2008. Net sales in the three months ended September 30, 2009 and 2008 included $0.0 million and $86.4 million, respectively, related to the Debtors and their subsidiaries. Due to the deconsolidation of the Debtors on June 30, 2009, results of operations of the Debtors and their subsidiaries are not included in the Company’s consolidated financial statements subsequent to June 30, 2009. After the deconsolidation, the automotive safety segment includes the airbag fabric operation located in Greenville, South Carolina. Net sales decreased at the remaining airbag fabric operation in Greenville, South Carolina in the third quarter as compared to the prior year period primarily due to volume decreases of $3.2 million and a less favorable product sales mix of $0.6 million.

Operating loss in the automotive safety segment was $0.4 million in the quarter ended September 30, 2009 as compared to $1.4 million in the quarter ended September 30, 2008. Operating results in the quarter ended September 30, 2009 and September 30, 2008 included a loss of $0.0 million and $1.0 million, respectively, related to the Debtors and their subsidiaries that were deconsolidated on June 30, 2009. Operating loss of the remaining airbag fabric operation located in Greenville, South Carolina decreased by $0.3 million from $0.7 million. This improvement was primarily due to reduced selling and administrative expenses and lower raw material costs, partially offset by negative plant capacity variances.

Narrow Fabrics: Sales in the narrow fabrics segment were $12.0 million in the quarter ended September 30, 2009 compared to $10.6 million in the comparable 2008 period. Sales in the narrow fabrics business increased primarily due to higher volume and prices for military products, partially offset by declines in seat belt fabric volumes due to lower sales of vehicles.

Income in the narrow fabrics segment was $1.4 million in the quarter ended September 30, 2009 compared to a loss of $2.5 million in the comparable 2008 period. The impact of lower prices of $0.3 million in the narrow fabrics segment was offset by an improvement in operating results primarily due to improvements in manufacturing quality and operating inefficiencies of $1.4 million, selling and administrative cost reductions of $0.7 million, improved volume and product mix of $1.0 million and lower raw material and energy costs of $1.0 million.

All Other: Net sales in the all other segment for the quarter ended September 30, 2009 were $13.4 million compared to the $20.3 million recorded in the quarter ended September 30, 2008. Volumes decreased primarily due to lower volumes in the battle fatigue government uniform cotton fabrics business due to the loss of certain customer contracts. Also, price increases for home decorative prints and commission finishing products have been offset by lower demand as fashion trends have shifted away from such products, diminished discretionary income and consumer spending in the U.S., and weak economic conditions which have negatively impacted housing starts and the furniture industry.

The commission finishing and interior furnishings products businesses showed small profits for the quarter ended September 30, 2009 compared to losses in the same period in 2008. Improvements were primarily due to lower manufacturing, raw material and selling and administrative costs. The government uniform business recorded a loss in the quarter ended September 30, 2009 compared to a small profit the quarter ended September 30, 2008 primarily due to lower sales volumes and decreased plant capacity utilization.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $15.0 million for the quarter ended September 30, 2009 compared to $26.6 million for the quarter ended September 30, 2008. As a percent of net sales, this expense was 10.6% for the 2009 and 2008 comparable quarters. The quarter ended September 30, 2009 selling and administrative expenses decreased $6.2 million due to the deconsolidation of the Debtors on June 30, 2009. In addition, cost reduction programs across the Company have resulted in lower salaries and benefits, and the idling of the CDN facility has also resulted in lower costs. The Company has incurred lower bad debt expense, lower travel costs and has reduced certain outside consultant and professional fees.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $0.5 million consisted primarily of legal, consulting and banking fees associated with the April 2008 realignment (the “Realignment”) and consolidation of certain of the Company’s automotive safety businesses into a single operating group, including modifications to the Company’s various financing agreements.

OTHER OPERATING INCOME—NET: Other operating income–net for the three months ended September 30, 2009 includes $1.8 million related to the reduction of the reserve for losses on cotton and wool purchase firm commitments (see Note 9). Other operating income—net also included $0.5 million in the three months ended September 30, 2009 related to the receipt of a cotton yarn antitrust litigation settlement, as well as gains and losses related to the disposal of miscellaneous property and equipment. Other operating loss—net included $4.2 million in the three months ended September 30, 2008 related to unrealized losses on cotton and wool firm purchase commitments, as well as gains and losses related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING: For the quarter ended September 30, 2009, the Company recognized $0.3 million for restructuring charges as compared to $0.8 million for the comparable period of 2008. In the third quarter of 2009, the restructuring charges consisted primarily of $0.2 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans and $0.1 million of relocation costs related to the completion of the previously announced transition of production from the Hurt finishing plant to other domestic facilities. The 2008 restructuring charges of $0.8 million primarily included additional severance and benefits related to previously announced plant closures in the automotive safety segment as well as severance and COBRA benefits related to downsizing at the Company’s screen print operations in Carlisle, South Carolina.

IMPAIRMENT CHARGES: The 2009 non-cash impairment charge of $0.4 million primarily related to a group of ring-spinning assets to be sold by the Company’s White Oak plant.

INTEREST EXPENSE: Interest expense of $14.4 million in the quarter ended September 30, 2009 was $2.0 million lower than interest expense of $16.4 million in the quarter ended September 30, 2008. Interest expense decreased for the quarter ended September 30, 2009 primarily due to the deconsolidation of the Debtors and their subsidiaries on June 30, 2009. Interest expense for the 2009 and 2008 third quarters included $0.0 million and $6.5 million, respectively, related to the Debtors and their subsidiaries. Additionally, interest expense for the 2009 third quarter increased due to higher short term and long term borrowings outstanding (including $30.0 million of additional unsecured subordinated notes issued by the Company on December 29, 2008) and higher interest rates on the Company’s outstanding debt related to its senior subordinated notes, partially offset by lower interest rates on other outstanding debt.

LOSS ON DECONSOLIDATION OF DEBTORS AND RELATED EXPENSES: The Company incurred certain legal fees in the amount of $0.5 million during the three months ended September 30, 2009 directly related to the Company’s status in the Bankruptcy Filing. Such costs have been recorded as a component of the loss on deconsolidation of the Debtors.

OTHER INCOME (EXPENSE): Other income in the three months ended September 30, 2009 includes gains on derivative instruments of $0.4 million, foreign currency exchange gains of $0.2 million and $0.3 million of losses on miscellaneous long-term receivables. Other income in the three months ended September 30, 2008 includes foreign currency losses of $3.2 million.

INCOME TAX BENEFIT: Income tax benefit was $0.6 million in the quarter ended September 30, 2009 in comparison with $4.0 million in the quarter ended September 30, 2008. Significant net operating losses and loss carryforwards exist in the United States; however the benefit from these losses is fully offset by a valuation allowance. The Company has tax holidays in certain jurisdictions that provide for a 0% tax rate or a reduced tax rate for a defined number of taxable years in each of these jurisdictions. Income tax expense for the third quarter of 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.5 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is less likely than not, $2.1 million related to foreign income tax rate differentials and adjustments, state income taxes and certain foreign and domestic non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax benefit for the 2008 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of the establishment of an $11.6 million valuation allowance on the increase in net operating losses and deferred tax assets, tax rate differentials on foreign income, state income taxes and certain non-deductible business expenses including goodwill impairment.

NONCONTROLLING INTEREST: Net losses attributable to noncontrolling interests were $2.2 million in the quarter ended September 30, 2009 compared to $3.8 million in the quarter ended September 30, 2008. The decrease in net losses attributable to noncontrolling interests in 2009 was primarily related to improved operating results at the Company’s joint venture in China, partially offset by the Company’s joint venture in Vietnam as it continues to increase production levels.

Comparison of Nine Months Ended September 30, 2009 and Nine Months ended September 30, 2008

Consolidated: The Company’s consolidated net sales in the nine months ended September 30, 2009 were $530.0 million compared to $794.5 million reported in the nine months ended September 30, 2008. Net sales in the nine months ended September 30, 2009 and 2008 included $123.5 million and $308.9 million, respectively, related to the Debtors and their subsidiaries that were deconsolidated as of June 30, 2009. Net sales for all other businesses of the Company for the nine months ended September 30, 2009 were $406.5 million, a decrease of $79.1 million, or 16% from the nine months ended September 30, 2008. A decrease in unit volume was experienced across all segments of the Company primarily due to the unfavorable global economic environment, which resulted in reduced consumer purchasing activities and ultimately also resulted in the tightening of retail inventory levels. In addition to these economic pressures, the decline in the Company’s net sales was further impacted by an unfavorable shift in foreign currency exchange rates as a result of the overall continued strengthening of the U.S. dollar in 2009 compared to the same period in 2008 as it related to the currencies in which the Company conducts its business.

Gross profit margin in the nine months ended September 30, 2009 was 5.5% compared to 3.7% in the nine months ended September 30, 2008. The improvement was primarily due to significant reductions in plant overhead costs required to support lower sales volume, particularly at the idled Cone Denim de Nicaragua plant, lower raw material and energy costs as the related commodity prices remained below prior year levels through the third quarter, reduced selling and administrative related expenditures in 2009 compared to 2008 and improved manufacturing efficiencies in selected plants including the Company’s China joint venture. Conversely, margins were negatively impacted by less absorption of fixed costs as a result of lower volume in the first half of 2009, increased losses mainly at the Company’s international greenfield location in Vietnam which is not at full capacity, and price reductions provided to customers in the automotive safety segment in the first half of 2009.

Operating losses for the nine months ended September 30, 2009 were $48.8 million compared to a loss of $55.6 million in the nine months ended September 30, 2008. Operating results for the nine months ended September 30, 2008 included a gain of $24.3 million on sale of the Burlington brand name. The $6.8 million decrease in net loss from operations for the nine month period ended September 30, 2009 compared to the prior year period included an improvement in earnings of $23.1 million in the Company’s non-Debtor businesses and $16.3 million of increased losses related to businesses of the Debtors that were deconsolidated on June 30, 2009. Excluding the gain on sale of the Burlington brand name in the 2008 period, the improvements in operating results of $31.1 million resulted primarily from the improvement in gross profit described above, lower selling and administrative expenses and the reduction of the Company’s reserve for losses on firm purchase commitments, partially offset by higher expenses associated with corporate refinancing and realignment activities.

Bottom-Weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the nine months ended September 30, 2009 decreased $44.2 million to $317.4 million as compared to the $361.6 million recorded in the nine months ended September 30, 2008. The decrease in sales primarily resulted from $53.4 million of lower denim sales volume due to a slower retail environment and the idling of the Cone Denim de Nicaragua facility (partially offset by $3.9 million of increased sales prices due mainly to improved product mix in this business), lower synthetic and wool volumes of $19.3 million linked to planned reductions of the Company’s synthetic capacity, and worsening economic conditions impacting the wool worsteds businesses, all partially offset by increased sales at the Company’s international greenfield operations. Volume declines in this segment were partially offset by higher volumes in the U.S. government dress uniform fabrics market of $10.1 million, including sales under a new foreign government military program, and $8.9 million related to increased sales prices related to improved product mix as the Company attempted to adjust prices to recover some of its higher raw material and energy costs. This segment’s quarterly sales trended downward in the fourth quarter of 2008 and the first quarter of 2009, but have increased in the second and third quarters of 2009 due to stabilizing retail sales and rebuilding of inventory levels by customers.

Loss in the bottom-weight woven apparel fabrics segment was $6.1 million in the nine months ended September 30, 2009 compared to $37.5 million in the nine months ended September 30, 2008, an improvement of $31.4 million. Improvements in operating results included $6.0 million due to increased volume and prices primarily at the China and Vietnam joint ventures, $9.6 million due to the idling of the Cone Denim de Nicaragua facility, $2.8 million due to manufacturing performance primarily in the denim and synthetic businesses, reduced labor costs of $1.8 million, lower selling and administrative costs of $5.1 million, lower energy costs of $10.1 million and $2.6 million related to lower raw material costs. These improvements were offset by manufacturing inefficiencies of $3.2 million primarily related to lower capacity in the domestic denim, synthetic and worsted wool businesses and less favorable product mix of $2.1 million primarily related to the worsted wool business and the Vietnam joint venture.

Automotive safety: Sales in the automotive safety segment were $137.8 million in the nine months ended September 30, 2009 compared to sales of $336.4 million in the nine months ended September 30, 2008. Net sales in the nine months ended September 30, 2009 and 2008 included $123.5 million and $308.9 million, respectively, related to the Debtors and their subsidiaries. Due to the deconsolidation of the Debtors on June 30, 2009, results of operations of the Debtors and their subsidiaries are not included in the Company’s consolidated financial statements subsequent to June 30, 2009. After the deconsolidation, the Company’s automotive safety segment continues to include the airbag fabric operation located in Greenville, South Carolina. The decrease in sales primarily related to the deconsolidation of the Debtors and their subsidiaries on June 30, 2009, $100.7 million of reduced volumes as a result of the deterioration of the global economy and automotive markets as reduced consumer confidence has resulted in delays of purchases of durable goods such as automobiles, $9.4 million due to a less favorable product sales mix and price reductions provided to customers, and a net unfavorable effect from foreign currency exchange rates in the amount of $9.1 million. The automotive safety segment has also been negatively affected by an increase in decisions to in-source production by certain of the segment’s customers.

Loss in the automotive safety segment was $(4.0) million in the nine months ended September 30, 2009 as compared to income of $9.8 million in the nine months ended September 30, 2008. The decline in volume and its effect on manufacturing performance, which negatively impacted results by $21.4 million, was partially offset by lower raw material costs of $1.2 million, reduced selling and administrative expenses of $1.7 million and a net favorable effect from foreign currency exchange rates in the amount of $3.8 million.

Narrow Fabrics: Sales in the narrow fabrics segment were $32.9 million in the nine months ended September 30, 2009 compared to $38.2 million in the comparable 2008 period. Sales in the narrow fabrics segment decreased primarily due to a decline in seat belt fabric volumes due to lower sales of vehicles, primarily SUVs and large trucks, in North America, and, to a lesser extent, lower selling prices.

Income in the narrow fabrics segment was $1.9 million in the nine months ended September 30, 2009 compared to a loss of $5.7 million in the 2008 period. The impact of lower volumes of $1.2 million in the narrow fabrics segment was offset by an improvement in operating results primarily due to improvements in manufacturing quality and a reduction in operating inefficiencies of $3.2 million, cost reductions of $3.5 million primarily related to labor and selling and administrative expenses, improved product mix of $0.7 million and lower raw material and energy costs of $1.6 million.

All Other: Net sales in the all other segment for the nine months ended September 30, 2009 were $47.5 million compared to the $64.4 million recorded in the nine months ended September 30, 2008. Volumes decreased primarily due to lower demand for home decorative prints as fashion trends have shifted away from such products. Interior furnishings and commission finishing markets have also been negatively affected by diminished discretionary income and consumer spending in the U.S., and weak economic conditions which have negatively impacted housing starts and the furniture industry, partially offset by modest price increases for these products. Sales volumes also decreased in the battle fatigue government uniform cotton fabrics business due to a loss of certain customer contracts.

Operating losses in the commission finishing and interior furnishings products segments for the nine months ended September 30, 2009 decreased by $4.0 million compared to the same period in 2008. Volume declines from the continuing weak economic conditions, which have shifted spending away from deferrable items such as furniture and consumer goods, have been partially offset by lower manufacturing, raw material, labor and selling and administrative costs. The battle fatigue government uniform cotton fabrics business recorded a loss in the quarter ended September 30, 2009 compared to a small profit the nine months ended September 30, 2008 primarily due to lower sales volumes, higher raw material and energy costs and decreased plant capacity utilization, partially offset by improved product mix.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $55.8 million for the nine months ended September 30, 2009 compared to $82.7 million for the nine months ended September 30, 2008. As a percent of net sales, this expense was 10.5% and 10.4% for the 2009 and 2008 periods, respectively. The 2009 amounts decreased $6.2 million due to the deconsolidation of the Debtors on June 30, 2009. The additional $20.7 million decline in selling and administrative expenses is due to restructuring programs across the Company that have resulted in lower salaries, benefits and travel costs. During the first nine months of 2009, the Company also was able to recover certain accounts previously written off as bad debt expense, and the Company incurred lower outside consultant and professional fees through additional cost reduction efforts.

EXPENSES ASSOCIATED WITH REFINANCING ACTIVITIES: In the first nine months of 2009, the Company incurred expenses of $12.8 million consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the Automotive Safety Facility (as defined below) and its underlying bank debt that matured on June 30, 2009. Prior to the Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential refinancing arrangements and alternatives with respect to such debt; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan, and therefore these costs have been expensed as incurred.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $7.1 million consisted primarily of legal, consulting and banking fees associated with the April 2008 realignment and consolidation of certain of the Company’s automotive safety businesses into a single operating group, including modifications to the Company’s various financing agreements.

OTHER OPERATING INCOME—NET: Other operating income–net for the nine months ended September 30, 2009 includes $5.9 million related to the reduction of the reserve for losses on cotton and wool purchase commitments (see Note 9) and $0.5 million related to the receipt of a cotton yarn antitrust litigation settlement. In April 2008, the Company completed the sale of certain of the trademark rights to its

Burlington® brand name and recorded a gain of $24.3 million in the nine months ended September 30, 2008 related to the brand name sale, which is included in “Other operating income—net” in the unaudited condensed consolidated statement of operations, in addition to $4.2 million related to unrealized losses on cotton and wool firm purchase commitments in the same period. Other operating income—net also included $3.1 million in the nine months ended September 30, 2009 and 2008 related to Wool Trust grants from the U.S. government, as well as gains and losses related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING: For the nine months ended September 30, 2009, the Company recognized $2.3 million for restructuring charges as compared to $1.9 million for the comparable period of 2008. In the first nine months of 2009, the restructuring charges consisted primarily of: $0.7 million related to manufacturing workforce reductions at two apparel fabrics segment plants and one automotive safety segment plant in Mexico, $0.5 million for severance and COBRA benefits related to capacity reductions at certain bottom-weight woven apparel fabrics segment facilities, $0.3 million for severance and other associated costs to close and consolidate certain automotive safety segment facilities, $0.4 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans, $0.3 million related to severance benefits associated with the decision to temporarily idle Cone Denim de Nicaragua, and $0.1 million of relocation costs related to the completion of the previously announced transition of production from the Hurt Finishing plant to other domestic facilities. The restructuring charges during the nine months ended September 30, 2008 of $1.9 million primarily included additional relocation and other associated costs to close and consolidate automotive safety facilities in Germany, and, to a lesser extent, costs of transitioning production from the Hurt finishing plant to other domestic facilities as well as severance and COBRA benefits related to downsizing at the Company’s screen print operations in Carlisle, South Carolina.

GOODWILL AND OTHER IMPAIRMENT CHARGES: The 2009 non-cash impairment charges consisted of impairment charges of $16.1 million associated with goodwill and other intangible assets related to customer contracts recorded in the automotive safety segment and $0.4 million related to a group of ring-spinning assets to be sold by the Company’s White Oak plant. Based on the further weakening of the macro-economic business environment and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the U.S. region since the Company’s 2008 annual review of assessments and impairments, the Company has completed additional assessments for impairment of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment began experiencing decreased operating results and cash flows in the nine months ended September 30, 2008, greater than those previously anticipated in operating forecasts. Such decreases have continued and are estimated to continue through fiscal 2009. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill assigned to the automotive safety reporting unit was zero as of March 31, 2009 and, accordingly, the Company recognized a pre-tax non-cash impairment charge of $16.1 million in the first quarter of 2009 to write-off the entire remaining carrying value as of March 31, 2009. No additional impairment charges resulted from the Company’s assessments as of September 30, 2009.

The estimation of the fair values was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350 (formerly SFAS No. 142). The determination of future cash flows is based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. In determining such rates, we used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing as of March 31, 2009. Our WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and an additional impairment of assets might be required to be recorded.

INTEREST EXPENSE: Interest expense of $50.6 million in the nine months ended September 30, 2009 was $7.5 million higher than interest expense of $43.1 million in the nine months ended September 30, 2008. Interest expense for the period was higher compared to the prior year period due to higher short term and long term borrowings outstanding (including $30.0 million of additional unsecured subordinated notes provided to the Company on December 29, 2008), capitalization of interest in the 2008 period related to the Company’s international greenfield initiatives, higher interest rates on the Company’s outstanding debt related to its senior subordinated notes, and higher interest rates on the automotive safety business debt prior to the deconsolidation of the Debtors, partially offset by lower interest rates on other outstanding debt. In addition, interest expense decreased for the nine months ended September 30, 2009 due to the deconsolidation of the Debtors and their subsidiaries on June 30, 2009. Interest expense for the 2009 and 2008 periods included $11.8 million and $18.1 million, respectively, related to the Debtors and their subsidiaries.

LOSS ON DECONSOLIDATION OF DEBTORS AND RELATED EXPENSES: As a result of the Bankruptcy Filing, and in accordance with generally accepted accounting principles, the propriety of the carrying amounts of intercompany receivables from the Debtor entities in bankruptcy was evaluated as of June 30, 2009. Based on this evaluation, ITG and its non-debtor subsidiaries established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of

$14.4 million against its investment in GST Holdings since ITG is an unsecured equity holder and does not expect to recover any of this investment. Based on these evaluations, on June 30, 2009 a noncash loss on deconsolidation of the Debtors of $102.2 million was recorded in non-operating income in the condensed consolidated statement of operations. The Company incurred certain legal fees in the amount of $0.5 million during the three months ended September 30, 2009 directly related to the Company’s status in the Bankruptcy Filing. Such costs have been recorded as a component of the loss on deconsolidation of the Debtors.

OTHER INCOME: Other income in the nine months ended September 30, 2009 includes gains on derivative instruments of $3.1 million, partially offset by foreign currency exchange losses of $1.0 million and $0.3 million of losses on miscellaneous long-term receivables. In April 2009, the Company received a cash payment in the amount of $6.3 million from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a trademark infringement settlement agreement previously entered into; this receipt of cash was not related to the sale of an asset and is recorded in Other income in the nine months ended September 30, 2009. Other income in the nine months ended September 30, 2008 includes $2.0 million related to a settlement payment received from a class action lawsuit filed by Burlington Industries LLC and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants. Other income in the nine months ended September 30, 2008 also includes foreign currency losses of $1.5 million and a $0.3 million gain on sale of investments.

INCOME TAX (EXPENSE) BENEFIT: Income tax expense was $1.9 million in the nine months ended September 30, 2009 in comparison with an income tax benefit of $2.3 million in the nine months ended September 30, 2008. The income tax provision for the nine months ended September 30, 2009 was impacted by the Bankruptcy Filing. In anticipation of the Bankruptcy Filing, GST Acquisition GmbH moved its Center of Main Interest (“COMI”) to the U.S. This movement caused the fiscal unity between this entity and its subsidiary Global Safety Textiles GmbH to terminate for German tax purposes. Prior to this move, Global Safety Textiles GmbH had net deferred tax liabilities on a separate company basis that offset net deferred tax assets at GST Acquisition GmbH, resulting in a net deferred tax asset on a fiscal unity basis on which the Company established a full valuation allowance based on management’s assessment of its realization. With the fiscal unity terminated, the entities are no longer allowed to file on a unified basis and therefore the net deferred tax assets and liabilities can no longer be offset. As a result, GST Acquisition GmbH recorded a net deferred tax asset on a separate entity basis, which is fully reserved by a valuation allowance, and Global Safety Textiles GmbH recorded a net deferred tax liability of $3.1 million which generated a deferred tax expense in Germany during the six months ended June 30, 2009. Significant net operating losses and loss carryforwards exist in the United States; however the benefit from these losses is fully offset by a valuation allowance. The Company has tax holidays in certain jurisdictions that provide for a 0% tax rate or a reduced tax rate for a defined number of taxable years in each of these jurisdictions. In addition to the above items, income tax expense for the first nine months of 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to $34.9 million related to the loss on deconsolidation of the Debtors as described above, an increase of $21.2 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is less likely than not, $9.9 million related to foreign income tax rate differentials and adjustments, $1.4 million related to foreign earnings that are not permanently reinvested and are taxed in the U.S., and $1.7 million related to nondeductible goodwill impairment, state income taxes and certain foreign and domestic non-deductible business expenses. The Company has recorded valuation allowances to reduce U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax benefit related to continuing operations for the 2008 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of the increase of $17.1 million in the valuation allowance related to an increase in net operating losses and deferred tax assets, foreign income taxed at different rates, foreign earnings taxed in the U.S., and certain non-deductible business expenses including goodwill impairment.

NONCONTROLLING INTEREST: Net losses attributable to noncontrolling interests were $7.2 million in the nine months ended September 30, 2009 compared to $7.7 million in the nine months ended September 30, 2008. The decrease in net losses attributable to noncontrolling interests in 2009 was primarily related to improved operating results at the Company’s joint venture in China, partially offset by results from the Company’s joint venture in Vietnam as it continues to increase production levels.

Liquidity and Capital Resources

The Company’s principal sources of funds have generally been borrowings under bank credit facilities, issuances of senior subordinated notes, project financing arrangements, issuances of shares of preferred stock, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to unsecured subordinated notes. During the first nine months of 2009, the Company’s principal sources of funds consisted of bank revolver loans and cash generated from operations, and such funds were primarily used for capital expenditures and payments of principal and interest on bank debt and other debt obligations. As a result of the deconsolidation of the Debtors, cash declined by $29.9 million as of June 30, 2009.

The Company generated positive cash flows from operations in the amounts of $5.5 million for the nine months ended September 30, 2009, due to improved profit margins, cost reduction efforts and working capital improvements. At September 30, 2009, the Company’s primary credit facilities consisted of (i) a Credit Agreement, dated as of December 29, 2006, by and among ITG and certain of its subsidiaries, and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Bank Credit Agreement”), (ii) a Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A. de C.V., a wholly owned subsidiary of ITG (the “Mexican Holding Company”), and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Term Loan Agreement”), and (iv) various loan agreements entered into by certain project finance entities related to the Company’s operations in China, Vietnam and Nicaragua. In addition, the Company had outstanding senior subordinated notes due June 6, 2011 (the “Notes”), issued pursuant to a Senior Subordinated Note Purchase Agreement dated as of June 6, 2007 (as amended, the “Note Purchase Agreement”), and various unsecured subordinated notes issued to funds affiliated with the Company’s chairman of the board of directors.

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

As the Company’s cash flows have not been sufficient to service its working capital and capital expenditure needs as well as the debt that has matured, or is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon its ability to (i) obtain modifications or amendments to, or restructure or obtain replacement financing for, any current debt instruments in which the Company is not in covenant compliance, (ii) refinance its existing debt that matures at various times during 2009, (iii) attain and remain in compliance with all applicable covenants in its existing debt agreements, (iv) obtain additional equity contributions or debt financing, (v) reduce expenditures and attain further operating efficiencies, and (vi) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment, as well as the Company’s past financial performance, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company. In any event, there can also be no assurance that the Company will be able to achieve profitability and positive cash flows, or that the Company will be able to remain in compliance with any then-applicable covenant requirements. The Company’s financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

On June 30, 2009, GST Holdings and the other Debtors undertook the Bankruptcy Filing. With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the Bankruptcy Filing. The ability of the lenders under the Automotive Safety Facility to seek remedies to enforce their rights under the Automotive Safety Facility is automatically stayed as a result of the Bankruptcy Filing, and the lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The automatic stay invoked by the Bankruptcy Filing effectively precludes any action against the Debtors resulting from such maturity. In addition, the Debtors, and certain of their non-Debtor subsidiaries, have obtained a temporary restraining order that prevents the lenders from taking action, or initiating involuntary insolvency proceedings, with respect to these non-Debtor entities. The Debtors expect to pay all pre-petition secured trade liabilities and plan to continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 12, 2009, the Debtors in the Bankruptcy Filing, all of which are direct or indirect wholly owned subsidiaries of ITG, announced that they had reached an agreement with a majority of the senior lenders under the Automotive Safety Facility to restructure the Debtors’ obligations, and had filed a proposed plan of reorganization (the “Plan”) with the Bankruptcy Court. On October 5, 2009, the Debtors filed a Second Amended Joint Chapter 11 Plan of Reorganization (the “Disclosure Statement”). Under the proposed Plan, upon the Debtors’ emergence from reorganization, the senior lenders would receive 100% of the equity interests, and would hold 100% of the long term debt, of the reorganized Debtors. The proposed Plan is subject to approval of, and confirmation by, the Bankruptcy Court, which pursuant to the Disclosure Statement Order, the hearing to consider confirmation of the Plan will be held before the Bankruptcy Court on November 16, 2009. There can be no assurances as to whether or when the proposed Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court, the final terms thereof or whether any such plan would be successfully implemented.

The Company is not a Debtor in the Bankruptcy Filing and the operations of its other primary markets: bottom-weight woven apparel fabrics, certain automotive safety airbag fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, are expected to continue to operate in the ordinary course of business outside the chapter 11 cases and process.

On June 30, 2009, the Company, GECC and the other signatories thereto entered into the Limited Waiver and Amendment No. 16 (the “Credit Agreement Amendment”) to Bank Credit Agreement. The Credit Agreement Amendment amends the levels of availability (as defined in the Bank Credit Agreement) below which the Company would be required to comply with the fixed charge coverage ratio (as defined in the Bank Credit Agreement) contained therein and would be required to receive funds under the Support Agreement (as defined below). On November 13, 2009, the Company, GECC and the other signatories thereto entered into a limited waiver to the Bank Credit Agreement that provides a waiver, until December 15, 2009, from the requirement under the Bank Credit Agreement that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The Company continues to be in constructive discussions with GECC and the other parties to the Bank Credit Agreement with respect to obtaining amendments to the terms of the agreement. The Company intends that any such amendment would include an extension of the maturity date thereof.

In connection with the Credit Agreement Amendment, also on June 30, 2009, WLR Recovery Fund III, LP and WLR Recovery Fund IV, LP (together, the “Investors”), the Company and GECC entered into the Second Amended and Restated Support Agreement (the “Support Agreement”) which amended and restated that certain support agreement entered into in October 2008. Pursuant to the Support Agreement, the Investors have committed to provide additional capital to the Company in an amount up to $15.0 million upon the occurrence of certain events relating to availability levels under the Bank Credit Agreement. The additional capital is permitted to be in the form of either a capital contribution or loan to the Company. Each of the Investors is an affiliate of Wilbur L. Ross, Jr., the chairman of the board of directors of the Company.

The Company is currently not in compliance with certain debt and related covenants contained in the agreement pursuant to which the Company has issued its $80.0 million senior subordinated notes due June 6, 2011 (the “Notes”). As a result of this noncompliance, the holders of the Notes have the right to declare any and all amount of Notes ($122.9 million as of September 30, 2009) immediately due and payable. In addition, as a result of this noncompliance, the holders of other indebtedness of the Company which contains a provision for a cross-default to the agreement governing the Notes may have certain rights to declare such additional amounts in default under the applicable debt agreements and, if the Holders of the Notes declare the Notes immediately due and payable, then holders of additional indebtedness of the Company which contains a provision for the cross-acceleration to the Notes may have certain rights to accelerate and declare immediately due and payable such additional indebtedness.

In September 2009, three funds affiliated with Wilbur L. Ross, Jr. purchased from the note holders certain of the Company’s senior subordinated notes with an original face amount of $40.0 million. The outstanding amount of such notes ($61.5 million at September 30, 2009, including outstanding PIK Interest), is classified as “Senior subordinated notes – related party” in the Company’s unaudited condensed consolidated balance sheet at September 30, 2009.

The Company has been, and expects to continue to remain, in constructive discussions with the holders of the Notes with respect to obtaining amendments or modifications to the terms of the agreement governing the Notes, which the Company intends would include lower interest rates. There can be no assurances, however, that the Company will be able to obtain any amendments or other modifications to the terms of the agreement governing the Notes, or that any available amendments or modifications would be available on commercially reasonable terms or at times necessary for the Company. The inability of the Company to obtain necessary amendments or other modifications in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s liquidity, cash flows and operations as a whole, including resulting in a material amount of outstanding indebtedness becoming immediately due and payable.

Notwithstanding any of the foregoing, while the Company is in constructive discussions with the lenders, as described above, the Company cannot provide any assurances that it will be successful in attaining any amendments with respect to any defaults or potential defaults thereunder that may arise in the future. The failure by the Company to obtain any necessary extensions, additional waivers or other amendments or modifications on commercially reasonable terms, on a timely basis, or at all, could result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

A significant amount of the Company’s outstanding debt matures within the twelve month period ending after September 30, 2009, including, based on amounts outstanding on September 30, 2009, $36.8 million under the Bank Credit Agreement due in December 2009 and $9.5 million under the Term Loan Agreement due in December 2009. In addition, $10.5 million under the Jiaxing Burlington Textile Company and ITG-Phong Phu Joint Venture bank facilities and various capital leases are due within the twelve months after September 30, 2009.

As of September 30, 2009, the Company had $2.8 million of unamortized deferred financing costs related to prior financings which could be required to be written off and charged to expense if the Company’s current debt is extinguished, modified or refinanced under certain circumstances.

The Company continues to be engaged in discussions with its lenders to seek certain modifications to various financing arrangements and believes that future external financings and/or debt restructurings will be needed to support its cash requirements in both the near and long-term. The Company’s current cash flows are not sufficient to service its debt which matures in the next twelve months, nor are they sufficient to finance the successful execution of the Company’s strategy and related implementation of its international initiatives. In the past, the Company has obtained a portion of its necessary financing from certain entities affiliated with Wilbur L. Ross, Jr., chairman of the board of directors of the Company, which was recently demonstrated by the previously described purchase from the note holders of certain of the Company’s senior subordinated notes. The Company expects that it will be required to seek additional financing and/or refinance its maturing debt obligations, which could include additional debt or equity funding from certain entities affiliated with Mr. Ross or other third parties.

Any failure by the Company to obtain necessary waivers, amendments or refinancings with respect to the debt agreements for which covenant violations exist, or may occur in the future, or to remain in compliance with existing debt agreements or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern. The Company’s unaudited condensed consolidated financial statements included herein are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses, has an accumulated deficit and has had negative historical cash flows from operating activities in recent periods, and has a significant amount of outstanding debt which is scheduled to mature at various times in 2009 or within the twelve months ending after September 30, 2009, all of which raise substantial doubt about the Company’s ability to continue as a going concern. As the Company’s current cash flows are not sufficient to service its working capital and capital expenditure needs as well as the debt that has matured, or is scheduled to mature over the next twelve months, the Company’s ability to continue as a going concern is dependent upon its ability to (i) obtain modifications or amendments to, or restructure or obtain replacement financing for, any current debt instruments in which the Company is not in covenant compliance, (ii) refinance its existing debt that matures at various times during 2009, (iii) attain and remain in compliance with all applicable covenants in its existing debt agreements, (iv) obtain additional equity contributions or debt financing, (v) reduce expenditures and attain further operating efficiencies, and (vi) ultimately, to generate greater revenue and gross profit. Given the current economic and credit environment, as well as the Company’s past financial performance, there can be no assurance as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company. In any event, there can also be no assurance that the Company will be able to achieve or sustain profitability and positive cash flows, or that the Company will be able to remain in compliance with any then-applicable covenant requirements. The Company’s financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in applicable debt agreements that limit cash dividends and loans to the Company. Of the Company’s consolidated cash balance of $6.4 million at September 30, 2009, approximately $1.4 million at certain subsidiaries is restricted due to limitations in debt agreements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to governmental restrictions that restrict and/or limit loans and dividends to the Company. At September 30, 2009, the Company’s proportionate share of restricted net assets of consolidated subsidiaries was approximately $6.4 million.

The accompanying unaudited condensed consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities and long-term debt. The Company is not able to estimate the fair value of its Notes, its unsecured subordinated notes or its borrowings under its various bank loans or other long-term debt instruments because these instruments are not publicly traded and/or were originally issued in privately-negotiated transactions. However, based on changes in general credit markets and the Company’s financial results since the issuance of these securities, the Company estimates that such debt securities would have fair values less than the carrying values at September 30, 2009. (See above for amounts and terms of the Company’s long-term debt instruments). The Company’s other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

Cash Flows

During the first nine months of 2009, the Company’s principal sources of funds consisted of net borrowings under the Company’s various loan agreements and operating cash flows due to improved profit margins, cost reduction efforts and working capital improvements. The principal uses of funds during this period included interest on bank debt and other debt obligations, capital expenditures and payments of principal on short-term borrowings and capital lease obligations.

Comparison of Nine Months Ended September 30, 2009 and Nine Months Ended September 30, 2008

OPERATING ACTIVITIES: Net cash provided by operating activities was $5.5 million in the first nine months of 2009 compared to net cash used in operating activities of $51.2 million in the comparable 2008 period. The increase in cash from operating activities in 2009 was mainly due to net working capital reductions and improved profit margins from cost reduction efforts across the Company in plant overhead costs and lower raw material costs. During 2008 the Company implemented an initiative to actively reduce inventory at all locations. This initiative to reduce inventories continued into 2009 and contributed to the continued reduction in inventories during the nine months ended September 30, 2009. Net cash provided by operating activities improved $45.1 million in the nine months ended September 30, 2009 compared to the comparable prior year period in the Company’s businesses not included in the Bankruptcy Filing. The improvement is related to improved operating results and net working capital reductions with the main improvement in inventories due to lower costs and less inventory on-hand.

INVESTING ACTIVITIES: Net cash used in investing activities was $2.2 million in the first nine months of 2009 (excluding the “Effect on cash from deconsolidation of the Debtors”) compared to $18.5 million in the 2008 period, which periods included capital expenditures of $4.6 million and $46.4 million, respectively. Capital expenditures for the international greenfield projects were $32.6 million in the 2008 period. Capital expenditures for the remainder of 2009 are projected to be approximately $1.4 million, and are projected to be approximately $7.0 million in 2010. Investing activities for the 2009 period included $1.0 million of distributions from the Company’s Summit Yarn joint venture and $1.3 million of proceeds from the sale of other assets. Investing activities for the 2008 period included $24.4 million of proceeds, net of German withholding taxes, from the sale of the Burlington brand name and $3.5 million from the sale of other assets.

FINANCING ACTIVITIES: Net cash provided by financing activities of $7.0 million in the first nine months of 2009 was primarily attributable to net borrowings of $1.9 million under the Bank Credit Agreement and $4.1 million under the Automotive Safety Facility revolving loan agreements, capital contributions from minority shareholders of $1.9 million, and proceeds from short-term bank borrowings of $1.0 million, partially offset by repayments of certain term loan and capital lease obligations of $1.5 million and payment of financing fees of

$0.4 million. Net cash provided by financing activities of $54.7 million in the first nine months of 2008 was primarily attributable to net borrowings or capital contributions used to fund international operations and expansion, partially offset by repayments of certain term loan and capital lease obligations.

Bank Credit Agreements—Revolving and Term Loans

Both the Bank Credit Agreement and the Term Loan Agreement have maturity dates of December 29, 2009. The Bank Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), including a letter of credit sub-facility, in the aggregate amount of up to $87.5 million.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries (other than GST Holdings and its U.S. subsidiaries) and a pledge by the Company of the stock of certain of its foreign subsidiaries. The obligations of the Mexican Holding Company under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone. At September 30, 2009, there was $36.8 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 4.7% and $9.5 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.0%. The Revolving Credit Facility requires the payment of a commitment fee of either 0.25% or 0.375% per year, depending on amounts borrowed, payable monthly.

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

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. At September 30, 2009, the Company had approximately $26.5 million of availability and $24.8 million of average adjusted availability. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At September 30, 2009, average adjusted availability was approximately $24.8 million, and the Company was not subject to such restrictions;

•

If availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at September 30, 2009; and

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, certain funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, could be requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of the Support Agreement. Furthermore, if availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

In the event that the Company was required to comply with the fixed charge coverage ratio at September 30, 2009, the Company estimates that it would not have been able to comply therewith. In such an event, and assuming no modifications or amendments to, or waivers from, the coverage ratio compliance requirement, the lenders under the Bank Credit Agreement could discontinue lending and accelerate the payment of the related debt, and this could allow lenders under our other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations. As described above, however, below certain levels of availability, the lenders under the Bank Credit Agreement could request certain funds affiliated with Wilbur L. Ross, Jr. to provide certain amounts under the Support Agreement.

The Bank Credit Agreement contains a requirement that that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statements be unqualified as to scope and ability to continue as a going concern. The report dated March 27, 2009 of the Company’s independent registered public accounting firm with respect to the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 was unqualified but contained an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. In April 2009, the lenders under the Bank Credit Agreement issued to the Company a Notice of Events of Default and Reservation of Rights, which did not waive the claimed default, but put the Company on notice that the lenders would decide in their sole discretion on a “day-to-day” basis whether or not to exercise any available rights and remedies under the Bank Credit Agreement. As a result and in accordance with the terms of the Bank Credit Agreement, effective March 30, 2009 the

Applicable Margin (as defined therein) was increased by 2.0% and the aggregate commitment amount under the Revolving Credit Facility (as defined below) was reduced from $129.0 million to $87.5 million. The Company, GECC and the other signatories thereto have entered into a limited waiver to the Bank Credit Agreement that provides a waiver, until December 15, 2009, from the requirement under the Bank Credit Agreement that the Company’s independent registered public accounting firm’s audit opinion with respect to the Company’s annual consolidated financial statement be unqualified as to scope and ability to continue as a going concern. The Company continues to be in constructive discussions with GECC and the other parties to the Bank Credit Agreement with respect to obtaining amendments to the terms of the agreement. The Company intends that any such amendment would include an extension of the maturity date thereof.

Notwithstanding any of the foregoing, while the Company is in constructive discussions with the lenders, as described above, the Company cannot provide any assurances that it will be successful in attaining any amendments with respect to any defaults or potential defaults thereunder that may arise in the future. The failure by the Company to obtain any necessary extensions, additional waivers or other amendments or modifications on commercially reasonable terms, on a timely basis, or at all, could result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy, and may materially adversely affect its financial condition and results of operations as well as its ability to operate as a going-concern.

GST Holdings and certain of its subsidiaries are parties to the Automotive Safety Facility which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility were not repaid prior to, or upon, maturity. See Note 1 for further discussion.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.7% at September 30, 2009. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the land, building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $23.0 million at September 30, 2009. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have advanced unsecured non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the Company’s consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.”

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange rate changes. The term loan is to be repaid in equal quarterly installments from November 2009 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2009, outstanding borrowings under this facility were $11.9 million with a weighted average interest rate of 5.5%. The loans are secured by the land, building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral is required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning after ITG-PP Joint Venture first obtains certain EBITDA (as defined in the loan agreement) levels, but in no event later than 24 months from the first loan disbursement date. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans outstanding under this agreement. At September 30, 2009, $22.3 million was outstanding under this facility with a weighted average interest rate of 7.0%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans are to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized as senior loans, and accrued interest thereon is required to be either paid as originally scheduled, or for certain portions of such interest accruing through June 15, 2010, such amounts have been converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. At September 30, 2009, $37.0 million of senior loans with an interest rate of 4.7%, and $0.6 million of junior loans were outstanding under this facility. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). As

described elsewhere herein, in light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and has temporarily idled the facility until such decisions have been finalized. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waives through June 15, 2010 any rights or remedies available to the lenders related to any claimed material adverse change (as defined) in CDN resulting from the Company’s idling of that facility or the failure to meet certain financial ratio covenants in the agreement. Further, as a result of the accumulated losses of CDN, the creditors thereof are granted certain additional rights pursuant to Nicaraguan law, including certain rights with respect to the dissolution of CDN. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding.

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

At September 30, 2009, $122.9 million aggregate principal amount of the Notes was outstanding, including interest that has been converted to principal, at an interest rate of 23.5%. The purchase agreement relating to the Notes contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the purchase agreement relating to the Notes imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Company’s obligations thereunder are secured by a pledge of all of the stock of GST Holdings and the Intra-company Note. The purchase agreement relating to the Notes also provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries (other than GST Holdings and its U.S. subsidiaries) of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries, other than GST Holdings and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted pursuant to the purchase agreement relating to the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The Company’s payment obligations under the Notes are expressly subordinated to all of the Company’s (and its subsidiaries’) payment obligations under the Bank Credit Agreement and the Term Loan Agreement.

As the Company was not in compliance with certain covenants under the terms of the Notes (related to the automotive safety business) during the first quarter of 2009, the interest rate increased by 2.5% beginning on February 20, 2009 and until such time that any potential amendments or modifications to the covenants are obtained. As a result of this noncompliance, the holders of the Notes have the right to declare any and all amount of Notes ($122.9 million as of September 30, 2009) immediately due and payable. In addition, as a result of this noncompliance, the holders of other indebtedness of the Company which contains a provision for a cross-default to the agreement governing the Notes may have certain rights to declare such additional amounts in default under the applicable debt agreements and, if the Holders of the Notes declare the Notes immediately due and payable, then holders of additional indebtedness of the Company which contains a provision for the cross-acceleration to the Notes may have certain rights to accelerate and declare immediately due and payable such additional indebtedness.

The Company has been, and expects to continue to remain, in constructive discussions with the holders of the Notes with respect to obtaining amendments or modifications to the terms of the agreement governing the Notes, which the Company intends would include lower interest rates. There can be no assurances, however, that the Company will be able to obtain any amendments or other modifications to the terms of the agreement governing the Notes, or that any available amendments or modifications would be available on commercially reasonable terms or at times necessary for the Company. The inability of the Company to obtain necessary amendments or other modifications in a timely manner and on commercially reasonable terms could have a material adverse effect on the Company’s liquidity, cash flows and operations as a whole, including resulting in a material amount of outstanding indebtedness becoming immediately due and payable.

In September 2009, three funds affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, purchased from the Note holders certain of the Company’s senior subordinated notes with an original face amount of $40.0 million. The outstanding amount of such notes ($61.5 million at September 30, 2009, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s unaudited condensed consolidated balance sheet at September 30, 2009.

Unsecured subordinated notes—related party

As of September 30, 2009, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At September 30, 2009, $68.7 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 9,786,562 shares of Series A Preferred Stock were issued and outstanding at September 30, 2009 and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) none of which were issued or outstanding at September 30, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Commitments

At September 30, 2009, ITG had raw material contracts totaling $24.9 million and capital expenditure commitments of less than $0.1 million (see Contractual Obligations below). ITG plans to fund these obligations, depending upon limitations in its various loan agreements, from a combination of borrowings under its Bank Credit Agreement as well as through other external sources of financing as management deems appropriate, to the extent available to the Company. ITG believes that future external financings may include, but may not be limited to, borrowings under additional credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with Wilbur L. Ross, Jr., depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008 and continuing through the first quarter of 2009, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices have shown increases in the second and third quarters of 2009, the Company does not reverse the unrealized loss recorded against its firm purchase commitments under GAAP until receipt and/or consumption of the related raw materials occur. In accordance with GAAP, the Company has accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at September 30, 2009 amounted to $0.5 million. The reductions in the accrual for unrealized losses on firm purchase commitments of $1.8 million and $5.9 in the three and nine months ended September 30, 2009, respectively, are included in other operating income in the accompanying unaudited condensed consolidated statement of operations and such reductions primarily are the result of the receipt and/or consumption of the related raw materials during these periods.

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

At December 31, 2008, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $13.3 million. The Company contributed $22.9 million to this plan during fiscal year 2007, $0.3 million during fiscal year 2008, and $1.2 million in the first nine months of 2009. The Company estimates making contributions of an additional $0.3 million to this plan in the fourth quarter of 2009, and it estimates making contributions in 2010 in the range of $1.5 million to $2.0 million to this plan. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, that may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

At September 30, 2009, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB ASC 460, “Guarantees” (formerly FASB Interpretation No. 45) provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2009, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (as described above, collectively, the “Facilities”).

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company has an established cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At September 30, 2009, the Company’s unaudited condensed consolidated balance sheet reflected a current liability with a fair value of $0.1 million related to commodity derivative instruments.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented, therefore, the ineffective portion of changes in fair values of these derivative financial instruments are included in the consolidated statements of operations in other (income) expense for the applicable periods presented; realized gains and losses related to these derivatives are included in cost of sales. At September 30, 2009, the Company did not have any foreign currency derivative instruments outstanding.

Gains (losses) on derivative instruments were as follows: $(0.1) million and $(0.5) million in the three months ended September 30, 2009 and 2008, respectively, and $0.2 million and $0.4 million in the nine months ended September 30, 2009 and 2008, respectively.

Contractual Obligations (Excluding the Debtor Entities)

	Payments Due by Period (in thousands)
	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations:
Long term debt including related interest payments	$359,028	$221,016	$115,327	$21,530	$1,155
Capital lease obligations	12,967	4,559	5,145	3,263	—
Operating lease obligations	14,790	3,288	5,986	3,841	1,675
Capital purchase obligations (1)	—	—	—	—	—
Other obligations (2)	28,031	27,858	137	36	—
Other long-term liabilities reflected on the registrant’s balance sheet	21,100	1,006	2,180	333	17,581

Total at September 30, 2009	$435,916	$257,727	$128,775	$29,003	$20,411

(1)	Capital purchase obligations represent commitments for construction or purchase of property, plant and equipment and were less than $0.1 million at September 30, 2009. They were not recorded as liabilities on ITG’s balance sheet as of September 30, 2009, as ITG had not yet received or taken title to the property, plant or equipment.

(2)	Other obligations include uncertain tax positions of $2.8 million recorded in accordance with FASB ASC 740-10-25, “Income Taxes-Overall-Recognition” (formerly FASB Interpretation No. 48) as well as payments due under various types of contracts which are not already recorded on the balance sheet as liabilities as ITG had not yet received the related goods. As of September 30, 2009, these unrecorded obligations primarily included $4.3 million for cotton purchase contracts, $10.5 million for wool purchase contracts, $4.4 million for yarn purchase contracts and $6.0 million for other raw material and supplies contracts. See “Commitments” above for a discussion of unrealized losses recognized on raw material firm purchase commitments.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited condensed consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of September 30, 2009 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those reported in the Annual Report, except as related to its annual goodwill impairment test. Under FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142), the Company completed its annual goodwill impairment test on September 30, 2009. In October 2009, the Company changed the timing of its annual goodwill impairment testing from September 30 to October 1 of each fiscal year, and the Company performed a goodwill impairment test on October 1, 2009. The Company believes that changing the annual goodwill impairment testing date to the first day of the fourth quarter of the Company’s fiscal year is preferable because, according to information available to the Company, such date is predominantly used in the textile industry in which the Company operates. Therefore, the change will make the comparison of results among these companies more consistent. In addition, this change will assist the Company in providing timely reporting as it gives the Company more time to complete and report on the impairment analysis. Finally, the Company’s budget that is finalized in the fourth quarter will allow for the most up to date information to be used in forecasts when using an October 1 testing date. This change in policy did not delay, accelerate or avoid an impairment charge.

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

Recently Adopted Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this report for recently adopted accounting standards, including the dates of adoption and estimated effects on our unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our unaudited condensed consolidated financial statements.

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

As previously disclosed, in April 2009, the Company was notified that an alleged shareholder derivative action had been filed in the Court of Common Pleas, County of Greenville, State of South Carolina, purportedly on behalf of the Company as the nominal plaintiff. The action names as defendants, among others, the Company (in a nominal capacity) and certain individuals who were officers and directors of a company formerly known as International Textile Group, Inc. at the time of a merger (the “Merger”) between the Company and such other company. The action alleges the breach of certain fiduciary duties by certain of the defendants, and makes certain related claims against such persons as well as certain of their former advisors, all in connection with the Merger. The Company is not aware of any claims being made against the Company in such suit; however, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims. In the event any claims are made against the Company, the Company would intend to defend itself vigorously.

In addition, in August 2009, the Company was notified that an alleged shareholder class and derivative action had been filed in the Court of Common Pleas, County of Greenville, State of South Carolina, purportedly on behalf of the Company as the nominal plaintiff. The action, filed by a different plaintiff than in the action described above, but by the same attorney, names as defendants, among others, the Company (in a nominal capacity) and certain individuals who were officers and directors of a company formerly known as International Textile Group, Inc. at the time of the Merger. This action alleges the same breach of certain fiduciary duties by certain of the defendants, and makes the same related claims against such persons, all in connection with the Merger. The Company also is not aware of any claims being made against the Company in this suit; however, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims. In the event any claims are made against the Company, the Company would intend to defend itself vigorously.

ITEM 6.	EXHIBITS

Exhibit No.
31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC

By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski Vice President and Chief Accounting Officer

Date: November 23, 2009