Form 10-K
period 2009-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2010-03-25
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (336) 379-6220

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that W.L. Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter was $273,705.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 15, 2010
Common Stock, par value $.01	17,468,327 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature, and may relate to predictions, current expectations and future events. Forward-looking statements may include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “continue,” “likely,” “target,” “project,” “intend,” or similar expressions. Readers are cautioned not to place undue reliance on such forward-looking statements, as they involve significant risks and uncertainties.

Forward-looking statements are inherently predictive and speculative, are not a guarantee of performance and no assurance can be given that any of such statements, or the results predicted thereby, will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, expected timing of production at various international greenfield initiative locations, the ability to maintain compliance with the requirements under various credit facilities, expected synergies, expected national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

In addition to changes to the underlying assumptions, important factors that could cause actual results to differ materially from those made or implied by any forward-looking statements include, without limitation:

•	national, regional and international economic conditions and the continued uncertain economic outlook;

•	the highly competitive and rapidly evolving market in which we operate;

•	additional cost pressures resulting in further integration or industry consolidation;

•	lower than anticipated demand for the Company’s products;

•	our international greenfield initiatives not producing the expected benefits;

•	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our international greenfield initiatives;

•	our dependence on the success of, and our relationships with, our largest customers;

•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants if necessary;

•	the Company’s inability to repay or refinance certain of its debt as it becomes due;

•	competitive pricing pressures;

•	increases in the price of raw materials;

•	changing international trade regulations and future quantitative limits, duties or tariffs;

•	exposure to foreign currency risk;

•	changes or increases in U.S. Government policies that are unfavorable to domestic manufacturers;

•	our inability to protect our proprietary information and prevent third parties from making unauthorized use of our products and technology;

•

the funding requirements of our assumed defined benefit pension plan or low investment performance by our pension plan assets, which may require the Company to increase the funding of its pension liability and/or incur higher pension expense; and

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

Company Overview

Business

International Textile Group, Inc. (“ITG”, the “Company”, “we” or “us”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with current operations principally in the United States, China, Mexico and Vietnam. ITG’s long-term focus includes the realization of the benefits its global expansion, including completing construction and reaching full production at ITG facilities in China and Vietnam, as described below, and continuing to seek other strategic growth opportunities.

The Company considers its primary markets to be:

•	Bottom-weight woven apparel fabrics—including denim, synthetic, worsted and value added technical fabrics used in a variety of niche government, industrial and commercial applications;

•	Automotive safety—including airbag fabric and, formerly through June 30, 2009, as described in more detail below, airbag cushions;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics—including upholstery fabrics for residential and commercial use; and

•	Specialty fabrics and services—including commission printing and finishing, and narrow fabrics for seat belts and for military and technical uses.

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

Through June 30, 2009, as described in more detail below, certain of the Company’s subsidiaries, which were engaged in the automotive safety business, operated principally in Germany, Poland, Romania, the Czech Republic and South Africa. See below for a discussion of certain proceedings under chapter 11 of title 11 of the U.S. Bankruptcy Code relating to these former subsidiaries.

Financial Condition

In response to the unfavorable global economic environment, global credit crisis and reduction in global demand for apparel and automotive products that significantly impacted our operating results starting in 2008 and into 2009, the Company has continued to restructure its global operations and aggressively reduce its costs. These actions have been designed to lower overall operating costs, streamline our organizational structure and better align our manufacturing capacity to our customers’ requirements. In evaluating the Company’s financial condition and operating performance, the Company’s primary focus is on revenue growth and the generation of operating cash flows. In addition to maintaining and expanding our business with our existing customers in our more established markets, the Company believes that certain emerging markets offer the potential for improvements in earnings. The Company continues to believe that China and Vietnam, in particular, continue to present significant growth opportunities for the Company to meet the worldwide supply-chain needs of apparel customers.

Our success in generating cash flow will depend, in part, on our ability to manage working capital efficiently, continue to improve operating costs at our plants to be more closely aligned with capacity utilization and increase revenue in all segments of our business, with particular emphasis on our international operations.

The Company continues to have a significant amount of debt outstanding. However, during 2009, the Company reduced its total debt obligations significantly. The Company eliminated $199 million of debt obligations which were due and payable June 30, 2009 as a result of the emergence from bankruptcy protection of certain of the Company’s subsidiaries, as described below. The Company no longer has an ownership interest in, or control of, such subsidiaries. In addition, the Company paid down $7.6 million in term and revolving loans, and reduced working capital in its businesses which were not part of the bankruptcy proceedings by $13.9 million. In addition, as described below, the Company obtained amendments to various of its credit facilities to extend beyond the next twelve months the maturity date of a substantial portion of debt. In addition, the Company has benefited from an Amended and Restated Support Agreement, described below, pursuant to which W.L. Ross & Co. LLC (“WLR”), an affiliate of Wilbur L. Ross, Jr., the chairman of the board of directors, has agreed to make a cash capital contribution to the Company or a subordinated loan to the Company if the Company’s availability under its senior credit facility drops below certain levels, as described below. Although the Company believes it is positioned to manage its liquidity requirements with its remaining businesses over the next twelve months through funds generated from operations and available borrowing capacity, there can be no assurances that the Company will not be further negatively affected by general economic, industry specific, financial market, legislative, competitive or regulatory factors.

Emergence from Bankruptcy of Certain Subsidiaries

Global Safety Textiles Holdings LLC (“GST Holdings”) was a wholly owned subsidiary of the Company and was the holding company that directly or indirectly owned substantially all of the subsidiaries through which the Company’s automotive safety group operated (automotive airbag fabric and automotive airbag cushions businesses). GST Holdings and certain of its subsidiaries were parties to a Term and Revolving Loan Agreement, dated as of December 8, 2006 (the “Automotive Safety Facility”), which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility, which approximated $199 million on an as converted to U.S. dollar basis at maturity, were not repaid prior to, or upon, maturity. On June 30, 2009 (the “Petition Date”), GST Holdings, all of its direct and indirect U.S. subsidiaries, including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., as well as Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors” or “GST”) filed voluntary petitions for relief (collectively, the “GST Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the GST Bankruptcy Filing. The Debtors had managed their properties and operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court from the Petition Date until January 8, 2010. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and as of January 8, 2010, no longer had an ownership interest in GST. GST accounted for approximately 96% of automotive safety segment net sales in the first six months of 2009 prior to the deconsolidation.

The Company was not a debtor in the GST Bankruptcy Filing and the operations of its other primary markets: bottom-weight woven apparel fabrics, certain automotive safety airbag fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, continued to operate in the ordinary course of business outside the chapter 11 cases and process.

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

On April 1, 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings LLC (f/k/a BST U.S. Holdings, Inc. “BST Holdings”, later renamed GST Holdings) from affiliates of WLR and certain other stockholders of BST Holdings. On December 8, 2006, BST Holdings had acquired the business and operations of BST Safety Textiles Holding GmbH (“BST Safety Textiles”), a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow fabrics for seat belts and military and technical uses.

Products and Segments

The Company currently has six operating segments that are reported to the chief operating decision maker (“CODM”). Through September 30, 2009, the Company reported its financial results in four reportable segments: bottom-weight woven apparel fabrics, automotive safety, narrow fabrics and all other. In the quarter ended December 31, 2009, the commission finishing and interior furnishings fabrics segments that were previously permitted to be aggregated under segment reporting guidelines and thresholds in the all other segment no longer met such thresholds; accordingly, these two segments are presented as reportable segments in this Annual Report on Form 10-K. The reporting of the Company’s operations in six segments is consistent with how the Company is managed and how resources are allocated by the CODM. In addition, in the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. In the quarter ended September 30, 2009, operations related to technical and value added fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment data for all periods presented in the consolidated financial statements in this annual report have been recast to conform to the current presentation as reported to the CODM. For additional information about our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K.

Bottom-weight woven apparel fabrics

The Company produces apparel fabrics (including denim, cotton, synthetic and worsted) for use in garments, typically bottoms (i.e., pants or shorts). Demand for apparel fabric generally arises, directly or indirectly, from apparel wholesalers and retailers. Generally, wholesalers and retailers do not manufacture garments themselves, but instead they use “cut and sew” contractors who convert apparel fabric into finished garments. When an apparel wholesaler or retailer contracts for finished garments from the cut and sew contractors, they will usually specify which fabric manufacturers’ product is to be used. The cut and sew contractor then purchases apparel fabric directly from the designated fabric manufacturer.

Through its Cone Denim business unit, the Company manufactures and markets a wide variety of denim apparel fabrics for the global jeanswear market. Denims are generally “yarn-dyed,” which means that the yarn is dyed before the fabric is woven. The result is a fabric with variations in color that give denim its distinctive appearance. Denim fabrics are marketed under the Cone Denim ® brand name to premium and vintage jeanswear markets, where styling and innovation are important factors, as well as to the fashion and better basic jeanswear markets. The Company’s product developers and designers work directly with customers to provide differentiated denim products. In addition to a focus on product development, Cone Denim provides differentiated solutions to customers through its global network of plants and commercial ventures. This allows the Company to offer superior denim products to internationally known jeanswear brands and retailers who are seeking to differentiate themselves based on fashion, lifestyle branding and superior supply chain management.

Synthetic and worsted fabrics are marketed under the Burlington ® WorldWide and Raeford ® Uniform brand names. Synthetic fabrics include 100% polyester, nylon and polyester blended fabrics with wool, rayon and lycra. These products are targeted at the production of men’s and women’s apparel, performance activewear and uniform career apparel. Worsted fabrics include 100% wool and wool blended fabrics primarily targeted at branded men’s apparel customers and the uniform career apparel trade. Worsted fabrics marketed under the Burlington WorldWide brand name are also produced for the military dress uniform business. The Company believes it is the largest producer of worsted fabrics for products produced for the U.S. military and fabrics protected by Government legislation, commonly referred to as the Berry Amendment, which generally requires that U.S. military uniform fabric must be manufactured in the United States. Recent legislation modeled after the Berry Amendment has expanded the U.S. origin requirements to certain products purchased by the U.S. Department of Homeland Security which could provide more opportunities for goods to be “Made in the USA”. The Company also produces technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, including fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers.

Automotive safety

Through its automotive safety business segment, the Company produces automotive airbag fabrics and, through June 30, 2009, produced airbag cushions for automotive airbag modules. Airbag fabric and airbag cushions are components of airbag modules. The Company and other component manufacturers that sell their products to airbag module integrators are generally referred to as Tier 2 suppliers to the automotive industry. Airbag module integrators, which sell complete airbag modules to automobile manufacturers, are generally referred to as Tier 1 suppliers to the automotive industry. Tier 1 suppliers generally produce a majority of the components required for a complete airbag module. As the industry has evolved, Tier 1 suppliers have outsourced varying portions of non-proprietary components, such as airbag fabric and airbag cushions, to Tier 2 suppliers that specialize in the production of individual airbag components. The Company is uniquely positioned as an independent airbag fabric supplier in North America and exports airbag fabric into Europe.

The Company’s airbag-related products include airbag fabric sold to airbag manufacturers, and through June 30, 2009, included passenger, driver and side impact airbag cushions, side protection curtains, knee protection cushions and related parts and accessory components manufactured for installation in various car and truck models sold worldwide under multiple name brands.

Narrow fabrics

The narrow fabrics segment includes narrow fabrics for seat belts, as well as for military and technical uses including webbing for backpacks, parachute cords, duffel bags, helicopter slings, hose coverings and fall protection.

Commission finishing

The Company manufactures fabrics for battle dress uniforms (camouflage) sold primarily to the U.S. Government and to government contractors. The Company’s Carlisle Finishing business unit is a significant producer of military prints that are used to service the battle dress uniform business primarily for the United States, but also for other governments and commercial interests. The Company believes it is one of the largest commission printers and finishers in North America. Commission textile dyeing, printing and finishing services are provided by the Company’s Carlisle Finishing business unit, primarily for decorative interior furnishings fabrics and specialty prints. The Company’s capabilities in this business include preparation, surface enhancement, dyeing and finishing services. The Company has constructed a dyeing and finishing plant in China which supports the Company’s synthetic apparel business primarily for customers who cut garments in the Eastern Hemisphere. Targeted areas of growth for this plant include expansion of the protective barrier fabrics business in Europe, commission processing of apparel and interior furnishings fabrics for other Chinese mills, and expansion into automotive fabric production.

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

All other

The all other segment consists of transportation services and other miscellaneous items.

Segment and Geographic Information

The Company generally attributes its revenues based on the ultimate destination of products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities. Summarized financial information by segment and geographic area is provided below (in thousands). The data presented for the automotive safety reportable segment includes the businesses of GST and their subsidiaries through the date of their deconsolidation from the Company on June 30, 2009, resulting from the GST Bankruptcy Filing. For additional information, see Notes 2 and 17 to the notes to consolidated financial statements included elsewhere in this annual report.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Sales:
Bottom-weight Woven Apparel Fabrics	$432,570	$468,646
Automotive Safety	143,878	403,783
Narrow Fabrics	43,862	47,382
Commission Finishing	38,076	51,180
Interior Furnishings Fabrics	24,024	30,665
All Other	600	616

	683,010	1,002,272
Intersegment sales	(9,889)	(7,140)

	$673,121	$995,132

	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Sales:
United States	$309,256	$374,101
Mexico	157,987	215,423
Poland	50,334	132,262
Other Foreign	155,544	273,346

	$673,121	$995,132

	December 31, 2009	December 31, 2008
Long-lived Assets:
United States	$43,088	$103,706
China	82,404	95,614
Germany	—	59,409
Poland	—	30,273
Vietnam	44,590	46,733
Nicaragua	33,940	37,167
Mexico	26,075	31,427
Other Foreign	—	19,033

	$230,097	$423,362

Business Strategy and International Initiatives

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. Currently, the Company’s manufacturing footprint includes 16 production facilities in 7 countries across both hemispheres. However, the Company’s Nicaraguan denim facility has been temporarily idled since April 2009. The international greenfield initiatives and the reconfiguration of the Company’s operations were substantially completed in 2008 (with the exception of the Company’s complex in Vietnam), and the Company believes it is positioned to begin realizing certain of the benefits of its investments, primarily upon improvements in the global economic environment. Through June 30, 2009, as described previously, certain of the Company’s subsidiaries, which were engaged in the automotive safety business operated principally in Germany, Poland, Romania, the Czech Republic and South Africa.

Combined with capabilities in the U.S. and Mexico, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe aligning with ITG’s customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the downturn in economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company which operates a vertically integrated denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, which we believe is undersupplied despite the high level of capacity for basic denims in China. Cone Denim (Jiaxing) shipped its initial first quality production in October 2007, and experienced increasing capacity utilization through 2008 and 2009.

The Company’s fabric dyeing and finishing plant in Jiaxing, China, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited started limited production in the third quarter of 2007 and showed steady sales in 2008 and 2009. This facility provides synthetic apparel fabrics, interior finishing fabrics and has the capability for growth in commission finishing services for other complementary products.

In April 2008, the Company opened a 28 million yard capacity vertical denim plant, Cone Denim de Nicaragua, in Nicaragua. The choice of Nicaragua reflected the Company’s belief that Nicaragua, and Central America generally, would be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. However, in December 2008 and February 2009, respectively, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the largest customer of Cone Denim de Nicaragua announced that it would be discontinuing production in certain of its facilities in the Central American region. These plant closures by our customers demonstrate the significant deterioration of the Central American supply chain which is critical to the long-term success of the Company’s operations in that region. As previously disclosed, in April 2009, the Company temporarily idled this facility until further strategic alternatives are finalized. The Company continues to monitor the length of the temporary idling as anything other than temporary could result in a further material non-cash impairment charge in the bottom-weight woven apparel fabrics segment.

The Company and Phong Phu Corporation have completed building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG-PP Joint Venture is 60% owned by the Company. Construction of these facilities was completed in December 2008 although production is not expected to reach full capacity levels until late 2010, depending on the effects of global economic conditions. This venture offers apparel customers a total supply chain solution from fabric to finished garments. Capabilities include fabric dyeing and finishing operations in addition to sewing and laundering. Garment operations grew steadily through 2008 and 2009 utilizing a one shift operation. A second shift of garment processing operators is currently being added with full implementation anticipated by the end of the first quarter of 2010. The textile facility is supporting the fabric needs of the garment operation as it continues to build confidence levels with targeted fabric customers.

In September 2007, the Company announced that its Burlington WorldWide (BWW) business unit entered into a marketing and commercial partnership with OCM India Limited (OCM). OCM is a leading Indian manufacturing company of worsted wool fabrics located in Amritsar, India and is majority-owned by affiliates of WLR. Under the agreement, BWW provides technical and manufacturing support to OCM in the development of advanced manufacturing processes and operations and the development of new wool fabrics with opportunities to promote and use fabric technologies developed by BWW. BWW has developed and operates an export program for the sale of OCM products to the U.S., European and Asian markets. Also, OCM is licensed to produce and sell enhanced wool fabrics under the BURLINGTON ® brand name to the domestic Indian market.

In January 2008, the Company announced that its BWW business unit entered into a marketing and commercial partnership with Lanificio Alfredo Rodina s.r.l. (Rodina) to launch an exclusive line of fine worsted wool fabrics. The Burlington ® esenzia Collection by Rodina was launched in February 2008. Under the terms of the agreement, Rodina is responsible for the product development and design of the Burlington ® esenzia Collection. Rodina is the exclusive sales agent for the Collection in Europe and Asia. BWW markets and sells the Biella-inspired Collection in North America. The Burlington ® esenzia Collection is manufactured using ITG’s Casimires manufacturing platform located in Mexico and the OCM manufacturing platform located in India.

In January 2008, the Company also announced that its Cone Denim division entered into a commercial and marketing partnership with RSWM Limited, which operates as part of the LNJ Bhilwara Group based in India. Under the terms of the agreement, which currently remains inactive, the two companies agreed to develop and market the LNJ-Cone Denim ® brand of denim fabric. Cone Denim is responsible for the product development and design of these fabrics and markets LNJ-Cone Denim products in key markets throughout the world. LNJ-Cone Denim fabrics are manufactured exclusively by LNJ at its facility in India.

In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington ® brand name to Falke KGaA (“Falke”). Under the agreement relating to such sale, Falke acquired the right to the BURLINGTON trademark for certain apparel, jewelry and leather goods in Europe, the Middle East, Africa, Australia and South America. The Company recorded a gain of $24.3 million in 2008 related to the brand name sale, which is included in “Other operating loss (income)—net” in the Company’s consolidated statements of operations for the 2008 period.

The Company’s international initiatives, including its significant foreign operations and exports to foreign markets, are subject to a number of risks not attendant to operations in the United States.

Customers

The Company sells its products to a diversified, worldwide customer base within the bottom-weight woven apparel fabric, automotive safety, government uniform fabric, interior furnishings fabric, and specialty fabric and services markets. The Company markets and sells its products to the top name apparel brands in the world within the bottom-weight woven apparel fabric market.

The Cone Denim and Burlington WorldWide divisions serve customers throughout the apparel supply chain, including a variety of cut and sew contractors and apparel wholesalers and retailers, worldwide. The Company believes it is a leading supplier to the world’s leading jeanswear brands. The Company also believes it is a leading supplier to the U.S. military directly and indirectly of worsted wool fabrics for dress uniforms and printed fabrics for battle dress uniforms; the printed fabrics for battle dress uniforms are marketed through the Company’s commission finishing segment.

Airbag fabric is sold in North America and Europe either directly to Tier 1 suppliers or to other Tier 2 suppliers, which then sew the airbag and sell it to a Tier 1 supplier. The Company has contractual relationships with several large, global Tier 1 suppliers, the most significant being, in alphabetical order, Autoliv, Inc. and TRW Automotive Holdings Corp. (“TRW”).

After giving effect to the deconsolidation of the Debtors described above, no customer accounted for 10% or more of the Company’s net sales in 2009. Although none of the Company’s other customers accounted for 10% or more of direct net sales in 2009, the Company believes one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace. In addition to Levi Strauss, key customers of the Company’s denim fabrics include, in alphabetical order, American Eagle Outfitters, Inc., Buckle Inc., Gap, Inc. (including retailers Banana Republic, GAP and Old Navy), JR Brands, Inc., True Religion Apparel Inc., and VF Corporation (whose principal jeanswear brands include Lee ®, Rustler ® and Wrangler ®). Key customers of the Company’s synthetic and worsted products include, in alphabetical order, Cintas Corporation, Elbeco Incorporated, Fechheimer Brothers Co., JC Penney, Levi Strauss, Oxford Industries, Inc., and White Knight Engineered Products, Inc. Key customers of government uniform fabrics include the U.S. Government and suppliers to the U.S. Government.

Competition

The U.S. and global textile industries are highly fragmented and competitive. No single firm dominates the U.S. or global market, and many companies compete only in limited segments of the textile market. Certain of the Company’s products also compete with nontextile products. In many markets, the Company competes with large, integrated enterprises, as well as small, niche regional manufacturers. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and, within certain of the Company’s segments, the degree of fashion risk inherent in the product.

Within the Company’s bottom-weight woven apparel segment, imports of foreign-made textile and apparel products are a significant source of competition. The Company believes that imports of apparel garments from Asia will continue to rise, whether as a result of the expiration of certain quotas on goods imported from China or the continued growth of imports from Vietnam and similar countries. The expected continued growth of imports is expected to place competitive pressures on the Company’s historical U.S. manufacturing locations, which the Company believes may be partially offset by its recent international initiatives.

The automotive supply market, which includes the airbag fabric markets in which the Company’s automotive safety business segment operates, is highly competitive. Some of these competitors may have greater financial or other resources than the Company, or may be more diversified in product offerings than the Company. The Company’s current automotive safety business generally competes with various Tier 2 suppliers for airbag fabric sales. However, some Tier 1 suppliers in-source a portion of their airbag fabric requirements. Additionally, during downturns in the automotive industry, as is currently being experienced, Tier 1 suppliers tend to in-source a greater portion of their requirements in order to maximize utilization of their own facilities, which further increases competition. In North America, the Company’s automotive safety business segment competes primarily with Highland and Milliken and Company (“Milliken”) for airbag fabrics. In Europe, the primary airbag fabric competitors are Milliken, UTT Technische Textilien GmbH and NCV Industries. While the Company sells certain airbag fabric to GST, it expects that GST will be a primary independent competitor of the Company’s with respect to airbag fabric in the European market.

The textile apparel industry continually faces changes in demand and sourcing. Industry participants, including customers of the Company, continue to seek lower prices for textile products and have shifted the sourcing of products to outside of North America, principally to Asia, the Indian subcontinent and Central America.

Raw Materials

The Company uses many types of fiber, both natural (principally cotton and wool) as well as synthetic (polyester, nylon, polypropylene, acrylic, rayon, Tencel ® , Nomex, and acetate), in the manufacture of its textile products. The Company to date generally has had no difficulty in obtaining these raw materials, and it believes that there are sufficient supplies of raw materials in the worldwide market to satisfy its current and anticipated production requirements.

The raw materials required by the automotive safety segment largely consist of synthetic yarns, which are provided primarily by INVISTA, Inc. (“INVISTA”) and Polyamide High Performance GmbH (“PHP”).

The primary synthetic yarns include nylon, polyester and Nomex. INVISTA and PHP are the leading suppliers of airbag fabric yarn to both the Company and the market. The automotive safety segment’s principal customers generally require that they approve all suppliers of major airbag components or airbag fabric raw materials. These suppliers are typically approved only after undergoing a rigorous qualification process on their products and manufacturing capabilities. In many cases, only one approved source of supply exists for certain airbag components. In the event that a sole source supplier experienced prolonged delays in product shipments or no longer qualified as a supplier, the Company would work together with its customers to identify another qualified source of supply. Any inability to obtain such alternative supplies, if necessary, could have a material adverse effect on the Company. Other materials, such as dyes and chemicals, are generally available, but, as in the case of the Company’s primary raw materials, continued availability is dependent to varying degrees upon the adequacy and cost of the polymers used in production and petroleum prices.

Cotton and wool are available from a wide variety of domestic and foreign sources. The cost of cotton and, to a lesser extent, its availability generally has varied in the past several years as a result of volatility in crop production and demand. U.S. agricultural programs affect the crop production, and thus the cost and supply of cotton in the United States, and the policies of foreign governments have an effect on worldwide prices and supplies as well. Cotton prices in 2008 and 2009 remain higher than the historic average; although cotton prices were, on average, lower in 2009 than in 2008. The Company was not able to benefit from the lower market prices in late 2008 and early 2009 due to its outstanding firm purchase commitments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s accruals for unrealized losses on cotton and wool firm purchase commitments in 2008 and 2009. The Company is unable to predict the longer term trend of cotton and wool prices.

Synthetic fibers, principally polyester, are generally available from a wide variety of sources both domestically and abroad. However, the prices of those fibers are influenced heavily by demand, manufacturing capacity, petroleum prices and the cost of the underlying polymers. In light of high petroleum prices in portions of 2008, the cost to the Company of polymers was increased, impacting the Company’s overall raw material costs during that period. While petroleum prices became more stable in 2009, any additional price pressures, which the Company cannot predict, would further negatively impact the Company’s raw material costs in the future. As prices increase, the Company generally attempts to pass along certain of these raw material price increases to its customers in order to protect its profit margins. Its success in so doing is dependent upon market dynamics present at the time of any price increases. Historically, however, there has been a time lag between the Company’s experiencing raw material cost increases and its ability to pass any such increases on to its customers. While the Company was able to pass-through certain of these limited price increases to certain customers in 2008 and 2009, the Company’s inability to pass on the overall effect of any such material price increases may materially adversely affect the Company’s results of operations, cash flows or financial position.

Employees

As of December 31, 2009, the Company employed approximately 8,800 individuals worldwide. Approximately 3,000 additional employees were part of GST, and are no longer employed by the Company. The Company’s hourly employees in Mexico are entitled to a federally regulated minimum wage, which is adjusted from time to time. The Company seeks to set wages for its hourly employees in China at a level designed to compete for skilled workers in its economic zone market. Employees at the Company’s White Oak Plant in the United States and at its facilities in Mexico are unionized. The Company continues to appeal a decision by the National Labor Relations Board that it must recognize a union at its facility in Boykins, Virginia. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

Regulatory

The Company’s operations are subject to various product safety, environmental, employee safety and wage, transportation-related statutes and other U.S. and foreign governmental regulations. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

As a provider of textile products internationally, the sale of the Company’s products is subject to various regulations governing trade among countries. The Company seeks to maximize the benefits that may be achievable under trade laws of various countries. For example, under the North American Free Trade Agreement, or NAFTA, entered into between the United States, Mexico and Canada, there are no textile or apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Because the Company is an apparel fabrics manufacturer and a resident, diversified textile product manufacturer in Mexico, the Company believes that NAFTA is advantageous to the Company. Generally, trade agreements such as NAFTA affect the Company’s business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that limit the countries from which ITG can purchase raw materials and set quantitative limits on products that may be imported from a particular country.

The Company’s announcement of an investment in Vietnam coincided with Vietnam’s proposed entry into the World Trade Organization, or WTO, which was approved by the WTO in 2007. In general, previously existing quotas on the importation of fabrics and apparel were phased out over a ten-year period that ended on January 1, 2005. These phased-out quotas only applied to WTO member countries. With China’s accession to the WTO in 2001, the phase-out completed on January 1, 2005 was applicable to that country as well. Given this short time frame, however, a “safeguard” mechanism, designed to protect against surges of imports from China, was established with respect to China only. While the safeguard mechanism expired on December 31, 2008, the U.S. Trade Representative to China maintains that it will continue to monitor such surges due to the threat of unfair competition. The lifting of quotas and expiration of safeguard provisions allows retailers, apparel firms and others to import unlimited quantities of apparel and textile items from China, India and other low-cost countries. However, litigation and political activity have been initiated by interested parties seeking to re-impose quotas. In addition, if the prices of the imported goods can be shown to be less than those offered by domestic producers for the same items, the U.S. International Trade Commission may recommend that anti-dumping duties be imposed on those goods. As a result, the Company is unable to predict the long-term effects of the lifting of quota restrictions and related events on its consolidated financial statements.

The Berry Amendment, which was enacted in 1941, is one of multiple statutes that impose “domestic source” requirements on products used in government procurement contracts. The Berry Amendment, in pertinent part, requires the Department of Defense, or DOD, to purchase only domestically produced apparel and fabrics. Under the requirement, these items must be made with 100% U.S. content and labor. The DOD may waive the Berry Amendment requirement and purchase foreign made goods under certain circumstances, such as “emergency” acquisitions or when U.S.-origin products are unavailable. Recent legislation, modeled after the Berry Amendment has expanded the U.S.-origin requirements to certain products purchased by the U.S. Department of Homeland Security. The Kissell Amendment of the American Recovery and Reinvestment Act, passed on February 13, 2009, applies to government procurement of uniforms and other textiles for the Transportation Security Administration and the U.S. Coast Guard within in the U.S. Department of Homeland Security.

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

Research and Development

The Company is committed to research and development of new products, product and process improvements, and improving the quality of its existing products. These efforts are primarily channeled toward improving the quality, styling and performance of its fabrics and related products.

The Company’s Burlington Labs division, which is a part of the bottom-weight woven apparel fabrics segment, works with technology vendors to develop new fabric innovations in exchange for exclusivity commitments from these vendors on new products and to explore and develop proprietary technologies exclusive to Burlington WorldWide, including chemical formulations, fiber enhancements and fabric processing applications designed to lead to new fabric innovations. These innovations include odor adsorption, insect repellency, flame retardancy and sun protection properties woven into fabrics without compromising hand aesthetics and appearance. These products are used in activewear and military apparel as well as in hospitals and home fashions. Both Burlington WorldWide and Cone Denim have a history of research and development projects, which have resulted in new products such as denim fabrics with unique appearances, specialty fabrics with performance characteristics such as moisture wicking and stain repellency, and fabric with fire retardant properties.

The Company has substantially completed the development of computer aided design and manufacturing systems and other methods to facilitate and streamline interaction between employees and the Company’s customers, primarily in the bottom-weight woven apparel fabrics segment.

The Company’s research and development costs were approximately $8.8 million in 2009 and $10.5 million in 2008.

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

Restructuring Activities

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

Restructuring Activities in the Bottom-weight Woven Apparel Fabrics Segment

In December of 2008, the Company announced that it would eliminate all ring-spinning operations and reduce its weaving capacity at the White Oak apparel plant to adjust to then-current demand. In 2009, the Company reduced its weaving capacity at the White Oak apparel plant. These restructuring activities resulted in the elimination of approximately 460 jobs in the United States. During the first quarter of 2009, the Company engaged in manufacturing workforce reductions at two apparel plants in Mexico to adjust to then-current demand due to the economic downturn which affected approximately 110 employees at these facilities. Approximately 500 employees were affected at the CDN facility that was idled in April 2009.

Restructuring Activities in the Automotive Safety Segment

During 2008, the Company decided to cease the then-remaining activities at GST’s Hildesheim, Germany facility, which activities primarily consisted of research and development, design and product development and general and administrative infrastructure functions, resulting in restructuring charges of $2.6 million in 2008 for severance benefits related to approximately 90 employees. During the first quarter of 2009, the Company engaged in manufacturing workforce reductions at GST’s automotive safety plant in Mexico to adjust to then-current demand due to the economic downturn which affected approximately 135 affected employees at this facility. For certain additional information regarding restructuring-related activities of certain of the Company’s subsidiaries engaged in the automotive safety business, see “Emergence from Bankruptcy of Certain Subsidiaries” above.

Other Restructuring Activities

In 2008, the Company reduced its screen print operations in the commission finishing segment resulting in the elimination of 9 jobs at the Company’s facility in Carlisle, South Carolina. In the fourth quarter of 2008, the Company initiated a cost reduction program related to selling, administrative and other staff reductions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions to create a single apparel fabrics division. As economic conditions continued to deteriorate and the Company’s financial position remained under stress primarily in the first half of 2009, the Company implemented additional staff reductions associated with this cost reduction program, which resulted in the termination of approximately 450 total employees in 2008 and 2009.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located in Greensboro, North Carolina, in a facility that is leased by the Company. As indicated below, the Company owns most of its manufacturing facilities. The Company believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. The Company’s principal manufacturing, distribution and administrative facilities at December 31, 2009 are listed below:

PRINCIPAL PROPERTIES

Facility Name	Products and Segment	Location	Owned/ Leased		Approximate Floor Area (Sq. Ft.)
Burlington Finishing	Synthetic apparel and interior furnishings fabrics finishing (1, 5)	U.S.	Owned		426,000

Carlisle Finishing	Commission finishing and government (4)	U.S.	Owned		665,000

Cone Jacquards	Interior furnishings fabrics (5)	U.S.	Owned		138,000

Greenville	Automotive safety (2)	U.S.	Owned		826,000

Raeford	Apparel and government (worsted) (1)	U.S.	Owned		647,000

Richmond	Apparel, government and automotive safety (synthetic, worsted) (1, 2)	U.S.	Owned		556,000

White Oak	Apparel (denim) (1)	U.S.	Owned		1,567,000

Casimires	Apparel (worsted) (1)	Mexico	Owned		699,000

Cone Denim Jiaxing	Apparel (denim) (1)	China	Owned	(6)	630,000

Cone Denim Nicaragua	Apparel (denim) (1)	Nicaragua	Owned		620,000

ITG Phong Phu	Apparel (cotton) (1)	Vietnam	Owned	(6)	513,000

Jiaxing Burlington Textile Company	Apparel (synthetic) and interior furnishings fabrics (1)	China	Owned		187,000

Parras Cone	Apparel (denim) (1)	Mexico	Owned		652,000

Summit Yarn	Apparel (denim) (1)	Mexico	Owned	(6)	280,000

Yecapixtla	Apparel (denim) (1)	Mexico	Owned		493,000

Ensenada, Mexico	Airbag cushions (2, 7)	Mexico	Leased		108,000

Hildesheim, Germany	Airbag cushions (2, 7)	Germany	Leased		23,000

Jevicko, Czech Republic	Airbag cushions (2, 7)	Czech Republic	Owned		100,000

Changshu, China	Airbag cushions (2, 7)	China	Leased	(6)	58,000

Kwa Zulu Natal, South Africa	Airbag fabrics (2, 7)	South Africa	Owned	(6)	15,000

Sighisoara, Romania	Airbag cushions (2, 7)	Romania	Owned		137,078

South Hill	Airbag fabrics (2, 7)	U.S.	Owned		153,000

Boykins	Narrow webbing (3)	U.S.	Owned		213,000

Murg, Germany	Airbag fabrics (2, 7)	Germany	Owned		218,000

Murg-Hanner, Germany	Airbag fabrics (2, 7)	Germany	Owned		36,000

Maulburg, Germany	Airbag fabrics (2, 7)	Germany	Owned		173,000

Czestochowa, Poland	Airbag cushions (2, 7)	Poland	Leased		236,000

(1)	Bottom-weight woven apparel fabrics segment
(2)	Automotive safety segment
(3)	Narrow fabrics segment
(4)	Commission finishing segment

(5)	Interior furnishings fabrics segment
(6)	Joint venture
(7)	Owned or leased by one or more of the Debtors and, as a result of the emergence of the Debtors from protection under the Bankruptcy Code on January 8, 2010, the Company no longer owns, leases or operates this facility.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business and from time to time, we are involved in various pending or threatened legal proceedings. We cannot predict with certainty the outcome of any legal or environmental proceedings to which we are, or are threatened to become, a party. In our opinion, however, adequate liabilities have been recorded for losses that are probable to result from presently known and expected legal proceedings and environmental remediation requirements and are reasonably estimatable. If such liabilities prove to be inadequate, however, it is reasonably possible that we could be required to record a charge to our earnings that could be material to our results of operations and cash flows in a particular future period.

As previously disclosed, three substantially identical lawsuits have been filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in late 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs raise derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs also make certain related claims against certain of the defendants’ former advisors. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and the lawsuits are being defended vigorously. The Company believes that certain fees and costs related to this litigation are of the type that should be paid or reimbursed under its insurance policies. Because of the uncertainties associated with the litigation described above and uncertainties related to whether, and to what extent, if any, the Company’s insurance providers are obligated to pay or reimburse the Company for any payments made, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

Primarily as a result of its production of automotive safety products, the Company is engaged in a business that could expose it to possible claims for injury resulting from the failure of products sold by it. To date, however, the Company has not been named as a defendant in any automotive product liability lawsuit, nor has it been threatened with any such lawsuit. The Company maintains product liability insurance coverage, which management believes to be adequate. However, a claim brought against the Company resulting in a product recall program or a final judgment in excess of its insurance coverage could have a material adverse effect on the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since May 13, 2008, the Company’s common stock has been quoted under the symbol ITXN.PK on the Pink OTC Markets Inc. or “Pink Sheets” electronic quotation system. Prior thereto, the Company’s common stock was eligible for quotation on the Over-the-Counter Bulletin Board (“OTCBB”). As a result of the significant concentration of stock ownership by affiliates of WLR, as described elsewhere herein, the level of public float of the Company’s common stock is extremely limited. There can be no assurances that an active trading market in the Company’s common stock will develop and, if it does develop, will be sustained. The following table sets forth the range of high and low bids on the common stock during each quarter within the twelve month periods ended December 31, 2009 and 2008, respectively, as reported by the Pink OTC Markets Inc. or the OTCBB, as applicable. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2009
First Quarter	$0.14	$0.02
Second Quarter	0.09	0.04
Third Quarter	0.07	0.04
Fourth Quarter	0.05	0.03

Year Ended December 31, 2008
First Quarter	$3.10	$1.15
Second Quarter	1.65	0.20
Third Quarter	0.37	0.20
Fourth Quarter	0.30	0.01

As of February 26, 2010, there were approximately 375 holders of record of the Company’s common stock.

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

During the three months ended December 31, 2009, the Company did not repurchase any equity securities that were registered by the Company pursuant to Section 12 of the Exchange Act.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	435,182	$10.10	4,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	435,182	$10.10	4,000,000

In connection with the Merger, the Company assumed the Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) of Former ITG. No further grants of equity awards are authorized to be made under either of these plans. As of December 31, 2009, a total of 401,595 and 33,587 shares may be issued under outstanding awards at a weighted average exercise price of $10.10 and $10.10 under the Equity Incentive Plan and the Directors’ Plan, respectively.

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

Effective as of June 9, 2008, the stockholders of the Company approved and ratified the adoption of the 2008 Equity Plan pursuant to an action by written consent taken in lieu of a meeting in accordance with Section 228 of the General Corporation Law of the State of Delaware. In connection with the approval and ratification of the 2008 Equity Plan, the board of directors adopted, and on June 10, 2008 the Company filed with the Secretary of State of the State of Delaware, a certificate of designation relating to the Series B Preferred Stock of the Company authorized to be issued pursuant to the 2008 Equity Plan. As of December 31, 2009, no shares of Series B Preferred Stock had been issued.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company

International Textile Group, Inc. (“ITG”, the “Company”, “we” or “us”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with current operations principally in the United States, China, Mexico, and Vietnam. ITG’s long-term focus includes the realization of the benefits its global expansion, including completing construction and reaching full production at ITG facilities in China and Vietnam, as described below, and continuing to seek other strategic growth opportunities.

The Company considers its primary markets to be:

•	Bottom-weight woven apparel fabrics—including denim, synthetic, worsted and value added technical fabrics used in a variety of niche government, industrial and commercial applications;

•	Automotive safety—including airbag fabric and, formerly through June 30, 2009, as described in more detail below, airbag cushions;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics—including upholstery fabrics for residential and commercial use; and

•	Specialty fabrics and services—including commission printing and finishing, and narrow fabrics for seat belts and for military and technical uses.

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

Through June 30, 2009, as described in more detail below, certain of the Company’s subsidiaries, which were engaged in the automotive safety business, operated principally in Germany, Poland, Romania, the Czech Republic and South Africa. See below for a discussion of certain proceedings under chapter 11 of title 11 of the U.S. Bankruptcy Code relating to these former subsidiaries.

Emergence from Bankruptcy of Certain Subsidiaries

GST Holdings was a wholly owned subsidiary of the Company and was the holding company that directly or indirectly owned substantially all of the subsidiaries through which the Company’s automotive safety group operated (automotive airbag fabric and automotive airbag cushions businesses). GST Holdings and certain of its subsidiaries were parties to a Term and Revolving Loan Agreement, dated as of December 8, 2006 (the “Automotive Safety Facility”), which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility, which approximated $199 million on an as-converted to U.S. dollar basis at maturity, were not repaid prior to, or upon, maturity. On June 30, 2009 (the “Petition Date”), GST Holdings, all of its direct and indirect U.S. subsidiaries, including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., as well as GST Acquisition GmbH and GST Widefabric (GST Holdings and such subsidiaries collectively referred to as the “Debtors” or “GST”) filed voluntary petitions for relief (collectively, the “GST Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the GST Bankruptcy Filing. The Debtors continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court from the Petition Date until January 8, 2010. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and as of January 8, 2010, no longer had an ownership interest in GST. GST accounted for approximately 96% of automotive safety segment net sales in the first six months of 2009 prior to the deconsolidation.

The Company was not a debtor in the GST Bankruptcy Filing and the operations of its other primary markets: bottom-weight woven apparel fabrics, certain automotive safety airbag fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, continued to operate in the ordinary course of business outside the chapter 11 cases and process.

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. Currently, the Company’s manufacturing footprint includes 16 production facilities in 7 countries across both hemispheres. However, the Company’s Nicaraguan denim facility has been temporarily idled since April 2009. The international greenfield initiatives and the reconfiguration of the Company’s operations were substantially completed in 2008 (with the exception of the Company’s complex in Vietnam), and the Company believes it is positioned to begin realizing certain of the benefits of its investments, primarily upon improvements in the global economic environment. Through June 30, 2009, as described previously, certain of the Company’s subsidiaries, which were engaged in the automotive safety business operated principally in Germany, Poland, Romania, the Czech Republic and South Africa.

Combined with capabilities in the U.S. and Mexico, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe aligning with ITG’s customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the downturn in economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

International Greenfield Initiatives

Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company which operates a vertically integrated denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, which we believe is undersupplied despite the high level of capacity for basic denims in China. Cone Denim (Jiaxing) shipped its initial first quality production in October 2007, and experienced increasing capacity utilization through 2008 and 2009.

The Company’s fabric dyeing and finishing plant in Jiaxing, China, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited started limited production in the third quarter of 2007 and experienced steady sales in 2008 and 2009. This facility provides synthetic apparel fabrics, interior finishing fabrics and has the capability for growth in commission finishing services for other complementary products.

In April 2008, the Company opened a 28 million yard capacity vertical denim plant, Cone Denim de Nicaragua, in Nicaragua. The choice of Nicaragua reflected the Company’s belief that Nicaragua, and Central America generally, would be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. However, in December 2008 and February 2009, respectively, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the largest customer of Cone Denim de Nicaragua announced that it would be discontinuing production in certain of its facilities in the Central American region. These plant closures by our customers demonstrate the significant deterioration of the Central American supply chain which is critical to the long-term success of the Company’s operations in that region. As previously disclosed, in April 2009, the Company temporarily idled this facility until further strategic alternatives are finalized. The Company continues to monitor the length of the temporary idling as anything other than temporary could result in a further material non-cash impairment charge in the bottom-weight woven apparel fabrics segment.

The Company and Phong Phu Corporation have completed building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG-PP Joint Venture is 60% owned by the Company. Construction of these facilities was completed in December 2008 although production is not expected to reach full capacity levels until late 2010, depending on global economic conditions. This venture offers apparel customers a total supply chain solution from fabric to finished garments. Capabilities include fabric dyeing and finishing operations in addition to sewing and laundering. Garment operations grew steadily through 2008 and 2009 utilizing a one shift operation. A second shift of garment processing operators is currently being added with full implementation anticipated by the end of the first quarter of 2010. The textile facility is supporting the fabric needs of the garment operation as it continues to build confidence levels with targeted fabric customers.

Business and Industry Trends

The global economy continues to exhibit significant uncertainty, after recently experiencing significant disruptions and generally unfavorable developments, which accelerated during the second half of 2008 and had continued into 2009. These developments adversely affected consumer spending in general, and specifically in a number of the Company’s significant markets, including the apparel and automotive industries. The Company’s performance has been negatively impacted by this environment, and by lower consumer spending mainly beginning in the third quarter of 2008 and continuing into 2009. The Company has taken significant steps to counter this continued significant economic uncertainty. These actions have included negotiating higher sales prices for certain products, implementing considerable cost saving initiatives and substantially reducing inventory. Consequently, the Company has seen some quarter-over-quarter improvements in 2009 in terms of operational performance and liquidity in the Company’s businesses not related to GST. Although the restrictions on liquidity and disruptions in the global financial markets continue to impact adversely the availability and cost of incremental credit for many companies and affect negatively consumer confidence and spending, the overall economic conditions seem to have begun to stabilize. Consequently, although retail sales are expected to remain weak in the near term, they are not expected to further continue to deteriorate.

In 2009, the Company’s sales were substantially lower than sales in the prior year. Although sales remain below historic levels, they are showing recent signs of improvement. The Company’s quarterly sales (excluding sales of GST) trended downward in the third and fourth quarters of 2008 and the first quarter of 2009, but increased in the second, third and fourth quarters of 2009. The Company’s apparel business is affected by changes in retail sales, imports, and inventory levels held by retailers and manufacturing customers. The Company began to experience modest sales volume improvements in certain segments in late 2009 due to stabilizing retail sales and rebuilding of inventory levels by customers. In addition, the Company experienced increases in sales of its government products in all quarters of 2009 compared to the third and fourth quarters of 2008. The volume improvements, along with improvements in average selling prices based on product mix, and cost reductions resulted in improved margins and operating results from quarter-to-quarter in 2009. The Company cannot provide any assurances that it will be able to sustain any recent improvements in sales and margins, since such improvements depend, in significant part upon consumer spending at retail, re-stocking of customer inventory, and the level of competition within the textile industry, which are primarily outside of the Company’s control.

Cotton and wool prices have increased primarily in the latter part of 2009. It is unclear whether the recent price increases of certain commodities will continue. The ultimate effect of these raw material cost changes on the Company’s earnings cannot be quantified, as the effect of movements in cotton and wool prices on industry selling prices is still uncertain; however, any dramatic or unexpected additional increase in raw material prices could have a material adverse effect on the Company’s results of operations. Nevertheless, the Company continues to take actions to reduce further its costs and improve its competitive position.

Restructuring Charges and Asset Impairments

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company continues to re-evaluate all aspects of its businesses and operations to determine the best approach to mitigate the impact on the Company. In response to the significant economic uncertainties and associated business downturn, the Company took certain significant actions beginning in the fourth quarter of 2008 designed to reduce operating costs. Further evaluation has resulted in, and may continue to result in, additional plant rationalization, global capacity optimization across businesses, restructuring initiatives or other actions, to improve the Company’s cost structure and competitive position. During the first quarter of 2009, the Company recognized impairment charges for goodwill and other intangible assets in the amount of $16.1 million, which consisted of impairment of goodwill of $15.1 million and $1.0 million related to other intangible assets related to customer contracts recorded in the automotive safety segment. In 2009, the Company recognized $3.1 million of restructuring charges consisting primarily of: $0.9 million related to manufacturing workforce reductions at two of its apparel plants and one automotive safety plant in Mexico, $0.5 million for severance and COBRA benefits related to additional capacity reductions at the Company’s White Oak plant, $0.3 million for severance and other associated costs to close and consolidate certain automotive safety facilities, $0.8 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans, $0.3 million related to severance benefits associated with the decision to temporarily idle the Cone Denim de Nicaragua facility as discussed in Note 5 to the accompanying consolidated financial statements, $0.1 million of relocation costs related to the completion of the previously announced transition of production from the Hurt Finishing plant to other domestic facilities, and pension settlement charges of $0.2 million related to certain restructuring plans described above. To the extent there is continued decline in general economic or business conditions, and/or further plant consolidation or restructuring initiatives are undertaken, such actions could result in the occurrence of additional cash restructuring charges and/or asset impairment charges, and such charges could be material. No assurances can be provided as to the timing or amounts of any such charges.

Results of Operations

Results for 2009 are largely reflective of the continued effects of the worldwide economic downturn. The overall slowdown in business activity reduced demand for the Company’s products. Net sales in 2009 and 2008 were $673.1 million and $995.1 million, of which $123.5 million and $369.6 million, respectively, related to GST that were deconsolidated on June 30, 2009. Net sales related to the non-GST businesses in the Company were $549.6 million and $625.5 million for 2009 and 2008, respectively, reflecting a decline of 12.1%. Although sales declined year-to-year, the benefits from certain restructuring and operational improvements have begun to help reduce the impact of the revenue declines. Gross margin for the Company increased to 4.9% for 2009 compared to 1.4% in 2008.

The results of ITG for 2009 and 2008 are presented on a consolidated basis including the Debtors and their subsidiaries through June 30, 2009 only, as the GST Bankruptcy Filing occurred on June 30, 2009 and ITG controlled the operations of the Debtors and their subsidiaries prior to such date. In accordance with the guidance available in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 810, “Consolidation” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 94 and SFAS No. 160), FASB ASC 323 and FASB ASC 325, “Investments—Equity Method and Joint Ventures” and “Investments – Other,” respectively (formerly Accounting Principles Board Opinion No. 18), and FASB ASC 852, “Reorganizations” (formerly American Institute of Certified Public Accountants Statement of Position 90-7), ITG has deconsolidated the Debtors and their subsidiaries as of June 30, 2009 as a result of the GST Bankruptcy Filing. Since the Petition Date, the Company did not expect that it would regain control of the Debtors following the reorganization and the loss of control was, therefore, not temporary. Accordingly, the financial position, results of operations and cash flows of the Debtors and their subsidiaries have not been included in the Company’s consolidated financial statements as of and subsequent to June 30, 2009. In addition, in accordance with FASB ASC 852, the propriety of the carrying amounts of intercompany receivables from the Debtor entities in bankruptcy was evaluated as of June 30, 2009. Based on this evaluation, ITG and its non-debtor subsidiaries established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of $14.4 million against its investment in GST Holdings since ITG was an unsecured equity holder and did not expect to recover any of this investment. Based on these evaluations, a noncash loss on deconsolidation of the Debtors of $102.2 million was recorded in non-operating income in the six months ended June 30, 2009. Since the Petition Date, the Company has incurred legal costs of $1.8 million directly related to the Company’s status with respect to the GST Bankruptcy Filing and such costs are included in the loss on deconsolidation of the Debtors in 2009. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and as of January 8, 2010, no longer had an ownership interest in GST.

The Company currently has six operating segments that are reported to the chief operating decision maker (“CODM”). The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics, used for government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, and technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The automotive safety segment consists of airbag fabrics, and through June 30, 2009 airbag curtains and airbag cushions, used in the automotive industry. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The commission finishing segment includes textile printing and finishing services for customers primarily focusing on decorative interior furnishings fabrics and specialty prints as well as government uniform cotton fabrics primarily for battle fatigue U.S. military uniforms. The interior furnishings fabrics segment includes contract fabrics and upholstery for the residential and commercial markets. The all other segment consists of transportation services and other miscellaneous items.

Through September 30, 2009, the Company reported its financial results in four reportable segments: bottom-weight woven apparel fabrics, automotive safety, narrow fabrics and all other. In the quarter ended December 31, 2009, the commission finishing and interior furnishings fabrics segments that were previously permitted to be aggregated under segment reporting guidelines and thresholds in the all other segment no longer met such thresholds; accordingly, these two segments are presented as reportable segments in this Annual Report on Form 10-K. The reporting of the Company’s operations in six segments is consistent with how the Company is managed and how resources are allocated by the CODM. In addition, in the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. In the quarter ended September 30, 2009, operations related to technical and value added fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment data for all periods presented in the consolidated financial statements in this annual report have been recast to conform to the current presentation as reported to the CODM.

Sales, income (loss) from operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the periods ended December 31, 2009 and December 31, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $9.9 million and $7.1 million, respectively.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Sales:
Bottom-weight Woven Apparel Fabrics	$432,570	$468,646
Automotive Safety	143,878	403,783
Narrow Fabrics	43,862	47,382
Commission Finishing	38,076	51,180
Interior Furnishings Fabrics	24,024	30,665
All Other	600	616

	683,010	1,002,272
Intersegment sales	(9,889)	(7,140)

	$673,121	$995,132

Income (Loss) From Operations Before Income Taxes:
Bottom-weight Woven Apparel Fabrics	$(3,339)	$(57,996)
Automotive Safety	(3,801)	4,202
Narrow Fabrics	2,878	(8,609)
Commission Finishing	(1,714)	(1,663)
Interior Furnishings Fabrics	(1,218)	(5,775)
All Other	0	(227)

Total reportable segments	(7,194)	(70,068)
Corporate expenses	(19,112)	(22,260)
Expenses associated with refinancing activities	(12,781)	—
Expenses associated with corporate realignment	—	(7,363)
Other operating income - net	11,429	22,426
Restructuring and impairment charges	(19,626)	(107,932)
Interest expense	(61,059)	(60,054)
Loss on deconsolidation of debtors	(103,724)	—
Other income (expense)	6,331	(6,616)

	(205,736)	(251,867)
Income tax expense	(6,144)	(1,135)
Equity in income of unconsolidated affiliates	546	127

Net loss	(211,334)	(252,875)
Less: net loss attributable to noncontrolling interests	(8,654)	(11,849)

Net loss attributable to International Textile Group, Inc.	$(202,680)	$(241,026)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated: The Company’s consolidated net sales in the year ended December 31, 2009 were $673.1 million compared to $995.1 million reported in the year ended December 31, 2008. Net sales in the year ended December 31, 2009 and 2008 included $123.5 million and $369.6 million, respectively, related to GST, which was deconsolidated as of June 30, 2009. Net sales for all other businesses of the Company for the year ended December 31, 2009 were $549.6 million, a decrease of $75.9 million, or 12.1% from the year ended December 31, 2008. A decrease in unit volume was experienced across all segments of the Company primarily due to the unfavorable global economic environment, which resulted in reduced consumer purchasing activities and ultimately also resulted in the tightening of retail inventory levels. In addition to these economic pressures, the decline in the Company’s net sales was further impacted by an unfavorable shift in foreign currency exchange rates due to the overall continued strengthening of the U.S. dollar as it related to the currencies in which the Company conducted its business, primarily in the automotive safety segment prior to the deconsolidation of the Debtors.

Gross profit margin in the year ended December 31, 2009 was 4.9% compared to 1.4% in the year ended December 31, 2008. The improvement was primarily due to significant reductions in plant overhead costs required to support lower sales volume, particularly at the idled Cone Denim de Nicaragua plant, lower raw material and energy costs as the related commodity prices remained below prior year levels, and improved manufacturing efficiencies in selected domestic plants as well as in the Company’s China greenfield initiatives locations. Conversely, margins were negatively impacted by less absorption of fixed costs as a result of lower volume in the first half of 2009, increased losses mainly at the Company’s greenfield location in Vietnam, which is not operating at full capacity, and price reductions provided to customers in the automotive safety segment in the first half of 2009.

Operating losses for the year ended December 31, 2009 were $48.2 million compared to losses of $186.8 million in the year ended December 31, 2008. Operating results for the year ended December 31, 2008 included goodwill and other impairment charges of $101.0 million (compared to $16.5 million in 2009) and a gain of $24.3 million on sale of the Burlington brand name. The $138.6 million decrease in net loss from operations for the year ended December 31, 2009 compared to the prior year period included an improvement in earnings of $120.3 million in the Company’s non-Debtor businesses and $18.3 million of lower automotive safety segment losses due to the deconsolidation of the Debtors on June 30, 2009. Excluding the goodwill and other impairment charges and the gain on sale of the Burlington brand name in the 2008 period, the improvements in operating results of $78.5 million resulted primarily from the improvement in gross profit described above, lower selling and administrative expenses and the reduction of the Company’s reserve for losses on firm purchase commitments, partially offset by higher expenses associated with corporate refinancing and realignment activities.

Bottom-weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the year ended December 31, 2009 decreased $36.0 million to $432.6 million as compared to the $468.6 million recorded in the year ended December 31, 2008. The decrease in sales primarily resulted from $62.0 million of lower denim sales volume due to a slower retail environment and the idling of the Cone Denim de Nicaragua facility, lower synthetic and wool volumes of $17.7 million linked to planned reductions of the Company’s synthetic capacity and worsening economic conditions impacting the worsted wool businesses, all partially offset by increased sales at the segment’s international greenfield location in Vietnam. Volume declines in this segment were also partially offset by higher volumes in the U.S. government dress uniform fabrics market of $12.3 million, including sales under a new foreign government military program, and $18.7 million related to increased sales prices related to improved product mix as the Company attempted to adjust prices to recover some of its higher raw material and energy costs. This segment’s sales trended downward in the fourth quarter of 2008 and the first quarter of 2009, but increased in the last three quarters of 2009 due to stabilizing retail sales and partial rebuilding of inventory levels by customers.

Loss in the bottom-weight woven apparel fabrics segment was $3.3 million in the year ended December 31, 2009 compared to $58.0 million in the year ended December 31, 2008, an improvement of $54.7 million. Improvements in operating results included $16.1 million due to increased volume and prices primarily at the China and Vietnam joint ventures, $13.2 million due to reduced losses resulting from the idling of the Cone Denim de Nicaragua facility, $4.3 million due to manufacturing performance improvements primarily in the denim and synthetic businesses, reduced labor costs of $2.4 million, lower selling and administrative costs of $5.4 million, lower energy costs of $12.9 million and $6.1 million related to lower raw material costs. These improvements were offset by less favorable product mix of $8.6 million primarily related to the synthetic business and the Vietnam joint venture.

Automotive safety: Sales in the automotive safety segment were $143.9 million in the year ended December 31, 2009 compared to sales of $403.8 million in the year ended December 31, 2008. Net sales in the year ended December 31, 2009 and 2008 included $123.5 million and $369.6 million, respectively, related to GST. Due to the deconsolidation of GST on June 30, 2009, results of operations of GST are not included in the Company’s consolidated financial statements subsequent to June 30, 2009. After the deconsolidation, the Company’s automotive safety segment continues to include the airbag fabric operation located in Greenville, South Carolina. The decrease in sales primarily related to the deconsolidation of GST on June 30, 2009, $102.9 million of reduced volumes as a result of the deterioration of the global economy and automotive markets as reduced consumer confidence resulted in delays of purchases of durable goods such as automobiles, $7.6 million due to a less favorable product sales mix and price reductions provided to customers, and a net unfavorable effect from foreign currency exchange rates in the amount of $9.1 million. The automotive safety segment has also been negatively affected by an increase in in-sourced production by certain of the segment’s customers and potential customers.

Loss in the automotive safety segment was $3.8 million in the year ended December 31, 2009 as compared to income of $4.2 million in the year ended December 31, 2008. The decline in volume and its effect on manufacturing performance, which negatively impacted results by $16.2 million, was partially offset by lower raw material costs of $2.1 million, reduced selling and administrative expenses of $1.8 million and a net favorable effect from foreign currency exchange rates in the amount of $3.8 million.

Narrow Fabrics: Sales in the narrow fabrics segment were $43.9 million in the year ended December 31, 2009 compared to $47.4 million in the comparable 2008 period. Sales in the narrow fabrics segment decreased primarily due to lower selling prices and a less favorable product mix, and, to a lesser extent, a decline in seat belt fabric volumes due to lower sales of vehicles, primarily SUVs and large trucks, in North America.

Income in the narrow fabrics segment was $2.9 million in the year ended December 31, 2009 compared to a loss of $8.6 million in the 2008 period. The impact of lower prices of $1.7 million in the narrow fabrics segment was offset by an improvement in operating results primarily due to improvements in manufacturing quality and a reduction in operating inefficiencies of $3.3 million, cost reductions of $4.7 million primarily related to labor and selling and administrative expenses, improved product mix of $2.4 million and lower raw material and energy costs of $2.5 million.

Commission Finishing: Net sales in the commission finishing segment for the year ended December 31, 2009 were $38.1 million compared to sales of $51.2 million recorded in the year ended December 31, 2008. Commission finishing markets have been negatively affected by diminished discretionary income and consumer spending in the U.S., partially offset by modest price increases for these products. Sales volumes also decreased in the battle fatigue government uniform cotton fabrics business due to a loss of certain customer contracts.

Operating losses in the commission finishing segment for the year ended December 31, 2009 remained relatively flat at $1.7 million compared to the same period in 2008. The battle fatigue government uniform cotton fabrics business recorded a loss of $1.0 million in the year ended December 31, 2009 compared to a profit of $1.8 million the year ended December 31, 2008 primarily due to lower sales volumes, higher raw material costs and decreased plant capacity utilization, partially offset by improved selling prices. Volume declines from the continuing weak economic conditions negatively impacted the non-government business in this segment in 2009, but were partially offset by higher selling prices and lower labor and raw material costs.

Interior furnishings fabrics: Net sales in the interior furnishings fabrics segment for the year ended December 31, 2009 were $24.0 million compared to sales of $30.7 million recorded in the year ended December 31, 2008. While prices remained flat in 2009 compared to 2008, volumes decreased primarily due to lower demand for home decorative prints as fashion trends have shifted away from such products. Interior furnishings fabrics markets have also been negatively affected by diminished discretionary income and consumer spending in the U.S., and weak economic conditions which have negatively impacted housing starts and the furniture industry.

Operating losses in the interior furnishings fabrics segment for the year ended December 31, 2009 decreased by $4.6 million compared to 2008. Volume declines from the continued weak economic conditions have been offset by lower selling and administrative costs of $1.9 million, lower raw material costs of $1.5 million and lower labor costs of $0.8 million.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense or recoveries) were $59.5 million for the year ended December 31, 2009 compared to $106.1 million for the year ended December 31, 2008. As a percent of net sales, this expense was 8.8% and 10.7% for the 2009 and 2008 periods, respectively. The 2009 amounts decreased $11.3 million due to the deconsolidation of GST on June 30, 2009 and $9.2 million due to the change of activities mainly at the Company’s international greenfield initiatives as the activity became production related versus administrative in nature. The additional $26.1 million decline in selling and administrative expenses is due to restructuring programs across the Company that have resulted in lower salaries, benefits and travel costs. During 2009, the Company also was able to recover certain accounts previously written off as bad debt expense, and the Company incurred lower outside consultant and professional fees through additional cost reduction efforts.

EXPENSES ASSOCIATED WITH REFINANCING ACTIVITIES: In 2009, the Company incurred expenses of $12.8 million consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the Automotive Safety Facility (as defined below) and its underlying bank debt that matured on June 30, 2009. Prior to the GST Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential refinancing arrangements and alternatives with respect to such debt; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan, and therefore these costs were expensed as incurred.

EXPENSES ASSOCIATED WITH CORPORATE REALIGNMENT: The 2008 amount of $7.4 million consisted primarily of legal, consulting and banking fees associated with the April 2008 realignment and consolidation of certain of the Company’s automotive safety businesses into a single operating group, including modifications to the Company’s various financing agreements.

OTHER OPERATING INCOME—NET: Other operating income–net for the year ended December 31, 2009 includes $6.2 million related to the reduction of the reserve for losses on cotton and wool purchase commitments (see Note 19) and $0.5 million related to the receipt of a cotton yarn antitrust litigation settlement. In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington ® brand name and recorded a gain of $24.3 million in the year ended December 31, 2008 related to the brand name sale, which is included in “Other operating income—net” in the consolidated statement of operations for 2008, in addition to $6.4 million related to unrealized losses on cotton and wool firm purchase commitments in the same period. Other operating income—net also included $3.1 million in the years ended December 31, 2009 and 2008 related to Wool Trust grants from the U.S. government, as well as gains and losses related to the disposal of miscellaneous property and equipment.

PROVISION FOR RESTRUCTURING: For the year ended December 31, 2009, the Company recognized $3.1 million for restructuring charges as compared to $6.9 million for 2008. In 2009, the restructuring charges consisted primarily of: $0.9 million related to manufacturing workforce reductions at two apparel fabrics segment plants and one automotive safety segment plant in Mexico, $0.5 million for severance and COBRA benefits related to capacity reductions at the White Oak plant in the bottom-weight woven apparel fabrics segment, $0.3 million for severance and other associated costs to close and consolidate certain automotive safety segment facilities, $0.8 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans, $0.3 million related to severance benefits associated with the decision to temporarily idle Cone Denim de Nicaragua, $0.1 million of relocation costs related to the completion of the previously announced transition of production from the Hurt Finishing plant to other domestic facilities, and pension settlement charges of $0.2 million related to certain restructuring plans described above. The 2008 restructuring charges primarily included $4.1 million of additional severance benefits, relocation and other associated costs to close and consolidate certain automotive safety facilities, $2.0 million related to the Company’s multi-segment selling and administrative cost reduction program, $0.6 million related to pension settlement and other costs related to transitioning production from the Hurt Finishing plant to other domestic facilities and $0.2 million related to severance and COBRA benefits related to downsizing at the Company’s screen print operations in Carlisle, South Carolina.

GOODWILL AND OTHER IMPAIRMENT CHARGES: 2009 non-cash impairment charges consisted of impairment charges of $16.1 million associated with goodwill and other intangible assets related to customer contracts recorded in the automotive safety segment and $0.4 million related to a group of ring-spinning assets to be sold by the Company’s White Oak plant. Based on the further weakening of the macro-economic business environment and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the U.S. region since the Company’s 2008 annual review of assessments and impairments, the Company completed additional assessments for impairment of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment in 2009. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment began experiencing decreased operating results and cash flows in the year ended December 31, 2008, greater than those previously anticipated in operating forecasts, and such decreases continued into fiscal 2009. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill assigned to the automotive safety reporting unit was zero as of March 31, 2009 and, accordingly, the Company recognized a pre-tax non-cash impairment charge of $16.1 million in the first quarter of 2009 to write-off the entire remaining carrying value as of March 31, 2009. No additional impairment charges resulted from the Company’s assessments of goodwill and other intangible assets during the remainder of 2009.

The estimation of the fair values was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there was not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350 (formerly SFAS No. 142). The determination of future cash flows was based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. In determining such rates, we used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing as of March 31, 2009. Our WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and an additional impairment of assets might be required to be recorded.

Non-cash impairment charges in 2008 of $101.0 million primarily related to impairment of goodwill and other intangible assets. The impairment of intangible assets consisted of $43.9 million related to customer contracts in the automotive safety segment, and $53.0 million, $3.8 million and $0.3 million related to property, plant and equipment located in Nicaragua, the United States and China, respectively, all in the bottom-weight woven apparel fabrics segment. As a result of the negative economic conditions and announced planned production cuts and capacity reductions, we experienced decreased operating results and cash flows with respect to the automotive safety segment in the quarter ended September 30, 2008. Such deteriorating business conditions contributed to a reduction of the Company’s estimated fair value of goodwill determined utilizing the income approach, in which the present value of expected future cash flows was below carrying costs. This resulted in a goodwill impairment charge of $16.0 million. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities. The determination of future cash flows was based on the business plans and long-range planning forecasts. The revenue growth rates included in the plans were based on industry specific data. The Company’s models used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the then-current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine the discount rate for goodwill recoverability testing. The WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation models, such as a market approach utilizing market multiples, were used to corroborate the discounted cash flow analysis performed at the reporting unit. Based on the further weakening of the macro-economic business environment during the fourth quarter of 2008 and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the European region, the Company completed an additional assessment of its goodwill and other intangible assets carrying values associated with the automotive safety segment for impairment as of December 31, 2008. Using methods similar to those noted above, the Company determined that certain of its goodwill and other intangible assets related to customer contracts had been further impaired and recognized an additional non-cash impairment charge of $27.9 million in the fourth quarter of fiscal 2008.

In December 2008, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the Company believes that no similar cut/sew/laundry operations are likely to be established or developed in the near future in that region. This situation, which reflected a continuing deterioration of the Central American supply chain for apparel products, coupled with the difficult economic environment, resulted in the Company recording a non-cash impairment charge of $53.0 million in the bottom-weight woven apparel fabrics segment in 2008 as the amount by which the carrying amount of the asset group exceeded the estimated fair value of such assets as measured by the present value of expected future cash flows. In addition, the Company recorded a non-cash impairment charge of $1.9 million in December 2008 related to assets at the White Oak denim plant (due to its decision to eliminate all ring-spinning operations at that location and reduce its weaving capacity to adjust to current demand) and $1.9 million related to assets at the Burlington Finishing plant (due to reduced capacity and current and expected future losses resulting from a weak apparel retail market) in the bottom-weight woven apparel fabrics segment.

INTEREST EXPENSE: Interest expense of $61.1 million in the year ended December 31, 2009 was $1.0 million higher than interest expense of $60.1 million in the year ended December 31, 2008. Interest expense for 2009 was higher compared to the prior year period due to higher short term and long term borrowings outstanding (including $30.0 million of additional unsecured subordinated notes issued by the Company on December 29, 2008), capitalization of interest in the 2008 period related to the Company’s international greenfield initiatives, and higher interest rates on the automotive safety business debt prior to the deconsolidation of GST, partially offset by lower interest rates on other outstanding debt. In addition, interest expense decreased for the year ended December 31, 2009 due to the deconsolidation of GST on June 30, 2009. Interest expense for 2009 and 2008 periods included $11.8 million and $23.8 million, respectively, related to GST.

LOSS ON DECONSOLIDATION OF DEBTORS AND RELATED EXPENSES: As a result of the GST Bankruptcy Filing, and in accordance with generally accepted accounting principles, the propriety of the carrying amounts of intercompany receivables from the GST entities in bankruptcy was evaluated as of June 30, 2009. Based on this evaluation, ITG and its non-GST subsidiaries established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of $14.4 million against its investment in GST Holdings as of June 30, 2009 since ITG was an unsecured equity holder and did not expect to recover any of this investment. Based on these evaluations, on June 30, 2009 a noncash loss on deconsolidation of the Debtors of $102.2 million was recorded in non-operating income in the consolidated statement of operations; such loss was reduced by $0.3 million in the six months ended December 31, 2009 due to adjustments to the reserve for uncollectible intercompany notes and accounts receivable. The Company incurred certain legal fees in the amount of $1.8 million after the Petition Date directly related to the Company’s status in the GST Bankruptcy Filing. Such costs have been recorded as a component of the loss on deconsolidation of the Debtors.

OTHER INCOME (EXPENSE): Other income in the year ended December 31, 2009 includes gains on derivative instruments of $3.1 million, partially offset by certain legal expenses not related to current operations of $1.8 million, foreign currency exchange losses of $0.3 million and $0.3 million of losses on miscellaneous long-term receivables. In April 2009, the Company received a cash payment in the amount of $6.3 million from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a trademark infringement settlement agreement previously entered into; this receipt of cash was not related to the sale of an asset and is recorded in other income in the year ended December 31, 2009. Other expense in the year ended December 31, 2008 includes foreign currency losses of $5.4 million and gains of $0.5 million on the sale of investments. Other expense in the year ended December 31, 2008 also includes $2.0 million related to a settlement payment received from a class action lawsuit filed by Burlington Industries LLC and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants.

INCOME TAX EXPENSE: Income tax expense was $6.1 million in the year ended December 31, 2009 in comparison with income tax expense of $1.1 million in the year ended December 31, 2008. The income tax provision for the year ended December 31, 2009 was impacted by the GST Bankruptcy Filing. In anticipation of the GST Bankruptcy Filing, GST Acquisition GmbH moved its Center of Main Interest (“COMI”) to the U.S. This movement caused the fiscal unity between this entity and its subsidiary Global Safety Textiles GmbH to terminate for German tax purposes. Prior to this move, Global Safety Textiles GmbH had net deferred tax liabilities on a separate company basis that offset net deferred tax assets at GST Acquisition GmbH, resulting in a net deferred tax asset on a fiscal unity basis on which the Company established a full valuation allowance based on management’s assessment of its realization. With the fiscal unity terminated, the entities were no longer allowed to file on a unified basis and therefore the net deferred tax assets and liabilities could no longer be offset. As a result, GST Acquisition GmbH recorded a net deferred tax asset on a separate entity basis, which is fully reserved by a valuation allowance, and Global Safety Textiles GmbH recorded a net deferred tax liability of $3.1 million, which generated a deferred tax expense in Germany 2009. Although significant net operating losses and loss carryforwards exist in the United States, the benefit from these losses is fully offset by a valuation allowance. The Company has tax holidays in certain jurisdictions that provide for a 0% tax rate or a reduced tax rate for a defined number of taxable years in each of these jurisdictions. In addition, income tax expense for 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to $35.3 million related to nontaxable losses related to the deconsolidation of GST as described above, an increase of $20.8 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is less likely than not, $14.8 million related to foreign income tax rate differentials and adjustments, $3.7 million related to tax law changes in Mexico, $1.7 million related to nondeductible goodwill impairment, $0.9 million for changes in uncertain tax positions, and certain foreign and domestic business expenses that are not deductible, all partially offset by $1.4 million of state income taxes. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the 2008 period is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of an increase of $33.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is less likely than not, $41.3 million related to foreign income tax rate differential, primarily for countries with tax holidays and Germany, $7.9 million of nondeductible goodwill impairment, $5.1 million of prior period return-to-provision adjustments (primarily in the U.S. and Mexico), and certain foreign and domestic non-deductible business expenses.

NONCONTROLLING INTEREST: Net losses attributable to noncontrolling interests were $8.7 million in the year ended December 31, 2009 compared to $11.8 million in the year ended December 31, 2008. The decrease in net losses attributable to noncontrolling interests in 2009 was primarily related to improved operating results at the Company’s joint venture in China, partially offset by results from the Company’s joint venture in Vietnam as it continues to increase production levels.

Liquidity and Capital Resources

In response to the unfavorable global economic environment, global credit crisis and reduction of global demand for apparel and automotive products that significantly impacted our operating results starting in 2008 and into 2009, we have continued to take actions to restructure our global operations and to aggressively reduce our costs. These actions have been designed to lower our operating costs, streamline our organizational structure and better align our manufacturing capacity to our customers’ requirements. In evaluating our financial condition and operating performance, we focus primarily on revenue growth and operating cash flows. In addition to maintaining and expanding our business with our existing customers in our more established markets, our improved earnings are also focused on emerging markets. China and Vietnam, in particular, continue to present significant growth opportunities for the Company with apparel customers in meeting their supply-chain needs across the globe.

Our success in generating cash flow will depend, in part, on our ability to manage working capital efficiently, continue to improve operating costs at our plants to be more closely aligned with capacity utilization and increase revenue in all segments of our business, with particular emphasis on our international operations.

The Company continues to have a significant amount of debt outstanding. However, during 2009, the Company reduced its total debt obligations significantly. The Company eliminated $199 million of debt obligations, which was due and payable June 30, 2009, as a result of the emergence from bankruptcy protection of certain of the Company’s subsidiaries, as described below. The Company no longer has an ownership interest in, or control of such subsidiaries. In addition, the Company paid down $7.6 million in term and revolving loans, and reduced working capital in its businesses which were not part of the bankruptcy proceedings by $13.9 million. In addition, as described below, the Company obtained amendments to various of its credit facilities to extend beyond the next twelve months for the maturity dates of a substantial portion of its debt. In addition, the Company has benefited from an Amended and Restated Support Agreement, described below, pursuant to which WLR agree to make a cash capital contribution to the Company or a subordinated loan to the Company’s availability under its senior credit facility dropped below certain levels, as described below. Although the Company believes it is positioned to manage its liquidity requirements with its remaining businesses over the next twelve months through funds generated from operations and available borrowing capacity, there can be no assurances that the Company will not be further negatively affected by general economic, industry specific, financial market, legislative, competitive or regulatory factors.

The Company generated positive cash flows from operations of $14.1 million in 2009, due to improved profit margins, the impact of cost reduction efforts and working capital improvements. At December 31, 2009, the Company’s primary credit facilities consisted of (i) a Credit Agreement, dated as of December 29, 2006, by and among ITG and certain of its subsidiaries, and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Bank Credit Agreement”), (ii) a Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A. de C.V., a wholly owned subsidiary of ITG (the “Mexican Holding Company”), and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Term Loan Agreement”), and (iii) various loan agreements entered into by certain project finance entities related to the Company’s operations in China, Vietnam and Nicaragua. In addition, the Company had outstanding senior subordinated notes due June 6, 2011 (the “Notes”), issued pursuant to a Senior Subordinated Note Purchase Agreement dated as of June 6, 2007 (as amended, the “Note Purchase Agreement”), various unsecured subordinated notes issued to funds affiliated with the Company’s chairman of the board of directors, and various short-term borrowing facilities.

Significant transactions related to the Company’s outstanding debt, including restructurings, extensions of maturities, amendments to relevant agreements and covenant waivers in 2009 include, but are not limited to, the following:

•

GST Holdings and certain of its subsidiaries were parties to the Automotive Safety Facility, which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility, which approximated $199 million on an as-converted to U.S. dollar basis at maturity, were not repaid prior to, or upon, maturity. On June 30, 2009, the Debtors, including GST Holdings, its subsidiaries and party to the Automotive Safety Facility undertook the GST Bankruptcy Filing. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and as of January 8, 2010, no longer had an ownership interest in GST.

•

On December 22, 2009, the Company and the lenders under the Bank Credit Agreement entered into the Limited Waiver and Amendment No. 18 (the “Credit Agreement Amendment”) to the Bank Credit Agreement. The Credit Agreement Amendment provides for, among other things: (i) the extension of the maturity date for all outstanding borrowings under the Bank Credit Agreement from December 29, 2009 to March 31, 2011; (ii) the permanent waiver from the existing default with respect to the opinion of the Company’s independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 31, 2008; (iii) a reduction in the revolving credit facility, including the letter of credit sub-facility, thereunder, from $87.5 million to an aggregate principal amount of $75.0 million; (iv) the imposition of a LIBOR floor on borrowings outstanding; and (v) certain other changes in the borrowing base and the requirement to repay certain borrowings outstanding with the proceeds from any sale of certain assets. See “Accounting for Modifications of Certain Debt Instruments” below.

•

On December 22, 2009, the Company, Burlington Morelos, and the lenders under the Term Loan Agreement entered into Amendment No. 6 (the “Term Loan Agreement Amendment”). The Term Loan Agreement Amendment provides for, among other things: (i) an extension of the maturity date of the Term Loan Agreement from December 29, 2009 to March 31, 2011; (ii) the imposition of a LIBOR floor on borrowings outstanding; (iii) a principal payment of $1.6 million on December 22, 2009; and (iv) the imposition of certain requirements to repay borrowings outstanding thereunder with the proceeds from any sale of certain assets. See “Accounting for Modifications of Certain Debt Instruments” below.

•

On December 22, 2009, the Company entered into Amendment No. 3 (the “Note Purchase Agreement Amendment”) to the Company’s Senior Subordinated Note Purchase Agreement dated as of June 6, 2007. Specifically, the Note Purchase Agreement Amendment: (i) reduced the interest rate on the notes issued thereunder to 12% per year from 23.5% per year, effective as of September 30, 2009; (ii) waived the covenant and related defaults thereunder related to certain of the Company’s subsidiaries engaged in the automotive safety business occurring prior to the effective date of the Note Purchase Agreement Amendment; (iii) amended the minimum EBITDA (as defined therein) requirement and the Leverage Ratio (as defined therein) required to be maintained thereunder; and (iv) provided for modifications to certain terms of the Notes to give effect to the restructuring of GST, pursuant to which the Company did not regain control of GST.

•

In connection with the Limited Waiver and Amendment No. 16 to Bank Credit Agreement dated June 30, 2009, WLR Recovery Fund III, LP and WLR Recovery Fund IV, LP (together, the “Investors”), the Company and GECC entered into the Second Amended and Restated Support Agreement (the “Support Agreement”) which amended and restated that certain support agreement entered into in October 2008. Pursuant to the Support Agreement, the Investors have committed to provide additional capital to the Company in an amount up to $15.0 million upon the occurrence of certain events relating to availability levels under the Bank Credit Agreement. The additional capital is permitted to be in the form of either a cash capital contribution or loan to the Company. Each of the Investors is an affiliate of Wilbur L. Ross, Jr.

•

In September 2009, certain entities affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company (collectively, the “WLR Affiliates”), purchased from the Note holders certain of the Company’s senior subordinated notes with an original face amount of $40.0 million. In connection with the entry into the Note Purchase Agreement Amendment in December 2009 discussed above, the WLR Affiliates purchased from the holders of the Notes an additional $17.5 million of Notes, representing interest payable-in-kind (“PIK Interest”), with such portions of the Notes immediately amended, restated and issued in the form of new Notes (“Tranche B Notes”) that are subordinated in right of payment and collateral to the Notes (“Tranche A Notes”) held by the other holders of outstanding Notes. The outstanding amount of such Tranche B Notes ($80.9 million at December 31, 2009, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s consolidated balance sheet at December 31, 2009.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed related to expected yield, the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at December 31, 2009. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximate the carrying values at December 31, 2009 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Cash Flows

The Company’s principal sources of funds have generally been borrowings under bank credit facilities, issuances of senior subordinated notes, project financing arrangements, issuances of shares of preferred stock, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to unsecured subordinated notes. During 2009, the Company’s principal source of funds consisted of cash generated from operations, international working capital borrowings and borrowings under the revolving credit portion of the Company’s Credit Agreement. In addition, the Company’s joint venture in Vietnam received capital contributions from its minority shareholders. The primary cash requirements of our business are payments to vendors in the normal course of business, payments of principal and interest on bank debt and other debt obligations and for capital expenditures. As a result of the deconsolidation of GST, cash declined by $29.9 million as of June 30, 2009.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

OPERATING ACTIVITIES: Net cash provided by operating activities was $14.1 million in 2009 compared to net cash used in operating activities of $36.5 million in 2008. The increase in cash from operating activities in 2009 of $50.6 million was mainly due to net working capital reductions and improved profit margins from cost reduction efforts throughout the Company in plant overhead costs and lower raw material costs. During 2008, the Company implemented an initiative to actively reduce inventory at all locations. This initiative to reduce inventories continued into 2009 and contributed to the continued reduction in inventories during 2009. Net cash provided by operating activities improved $49.0 million in 2009 compared to the prior year period in the Company’s non-GST businesses. The improvement is related to improved operating results due to an increased gross profit margin, lower selling and administrative expenses, lower restructuring and impairment and net working capital reductions with the main reduction of working capital in inventories.

INVESTING ACTIVITIES: Net cash used in investing activities was $1.1 million in 2009 (excluding the “Effect on cash from deconsolidation of the Debtors”) compared to $21.9 million in the 2008 period, which periods included capital expenditures of $5.6 million in 2009 and $52.9 million in 2008. Capital expenditures for the international greenfield projects were $37.1 million in the 2008 period. Capital expenditures are projected to be in the range of $4.0 million to $5.0 million in 2010. Investing activities for the 2009 period included $1.8 million of distributions from the Company’s unconsolidated affiliates and $2.7 million of proceeds from the sale of other assets. Investing activities for the 2008 period included $24.4 million of proceeds from the sale of the Burlington brand name, $1.2 million of distributions from the Company’s unconsolidated affiliates and $5.3 million from the sale of other assets.

FINANCING ACTIVITIES: Net cash used by financing activities of $2.8 million in 2009 was primarily attributable to repayments of $8.0 million under the Bank Credit Agreement, $4.5 million under certain term loans and capital lease obligations and payment of financing fees of $1.5 million, partially offset by borrowings of $4.1 million under the revolving loan portion of the Automotive Safety Facility, capital contributions from minority shareholders of $3.0 million, and proceeds from short-term bank borrowings of $3.2 million. Net cash provided by financing activities of $59.0 million in 2008 was primarily attributable to the issuance of $30.0 million of unsecured subordinated promissory notes to funds affiliated with Wilbur L. Ross, Jr. and borrowings under the Company’s various loan agreements of $24.0 million, capital contributions from minority shareholders of $4.1 million, and proceeds from short-term bank borrowings of $18.6 million, partially offset by repayments of certain revolver, term loan and capital lease obligations of $16.5 million.

Bank Credit Agreements—Revolving and Term Loans

On December 29, 2006, the Company and certain of its subsidiaries entered into a Bank Credit Agreement and a Term Loan Agreement with GECC and certain other signatories thereto, each with original maturity dates of December 29, 2009. The Bank Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), including a letter of credit sub-facility, in the aggregate amount of up to $87.5 million through December 22, 2009. Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. The Term Loan Agreement provides for a term loan in the original amount of $15.0 million between the Company, its wholly owned subsidiary Burlington Morelos S.A. de C.V. (“Burlington Morelos”) and GECC and certain other signatories thereto. The Term Loan contains original repayment terms of $0.3 million per quarter beginning in March 2007, with final payment of the then outstanding principal balance due at maturity.

On December 22, 2009, the Company and the lenders under the Bank Credit Agreement entered into the Limited Waiver and Amendment No. 18 (the “Credit Agreement Amendment”) to the Bank Credit Agreement. The Credit Agreement Amendment provided for, among other things: (i) the extension of the maturity date for all outstanding borrowings under the Bank Credit Agreement from December 29, 2009 to March 31, 2011; (ii) the permanent waiver from the existing default with respect to the opinion of the Company’s independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 31, 2008; (iii) a reduction in the revolving credit facility, including the letter of credit sub-facility, thereunder, from $87.5 million to an aggregate principal amount of $75.0 million; (iv) the imposition of a LIBOR floor on borrowings outstanding; and (v) certain other changes in the borrowing base and the requirement to repay certain borrowings outstanding with the proceeds from any sale of certain assets.

Also on December 22, 2009, the Company, Burlington Morelos, and the lenders under the Term Loan Agreement entered into Amendment No. 6 (the “Term Loan Agreement Amendment”). The Term Loan Agreement Amendment provided for, among other things: (i) an extension of the maturity date of the Term Loan Agreement from December 29, 2009 to March 31, 2011; (ii) the imposition of a LIBOR floor on borrowings outstanding; (iii) a principal payment of $1.6 million on December 22, 2009; and (iv) the imposition of certain requirements to repay borrowings outstanding thereunder with the proceeds from any sale of certain assets.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are currently secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The obligations of Burlington Morelos under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone. At December 31, 2009, there was $26.8 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.6% and $7.6 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.0%. The Revolving Credit Facility requires the payment of a commitment fee of 1.0% annually, depending on amounts borrowed, payable monthly.

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. At December 31, 2009, the Company had approximately $17.9 million of availability and $31.4 million of average adjusted availability. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At December 31, 2009, average adjusted availability was approximately $31.4 million, and the Company was not subject to such restrictions;

•

If availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at December 31, 2009, however, if such ratio was applicable, the Company would have been able to comply therewith as of such date; and

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, certain funds affiliated with Wilbur L. Ross, Jr. could be requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of the Support Agreement. Furthermore, if availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

In the event that the Company had been required to comply with the fixed charge coverage ratio at December 31, 2009, the Company would have been in compliance with such fixed charge coverage ratio. If the Company is not able to comply with any applicable fixed charge coverage ratio, in the future, and assuming no modifications or amendments to, or waivers from, the coverage ratio compliance requirement, the lenders under the Bank Credit Agreement could discontinue lending and accelerate the payment of the related debt, and this could allow lenders under the Company’s other debt obligations to which a cross default or cross acceleration provision applied (namely, the Term Loan Agreement and the Notes) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations. As described above, however, below certain levels of availability, the lenders under the Bank Credit Agreement could request certain funds affiliated with Wilbur L. Ross, Jr. to provide certain amounts under the Support Agreement.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.3% at December 31, 2009. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $24.4 million at December 31, 2009. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have advanced unsecured non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the Company’s consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.”

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange rate changes. The term loan is to be repaid in equal quarterly installments from November 2009 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2009, outstanding borrowings under this facility were $10.9 million with a weighted average interest rate of 4.4%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning in February 2010. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans outstanding under this agreement. At December 31, 2009, $22.3 million was outstanding under this facility with a weighted average interest rate of 7.0%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans are to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized as senior loans, and accrued interest thereon is required to be paid either as originally scheduled, or for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. At December 31, 2009, $37.0 million of senior loans with an interest rate of 4.7%, and $0.8 million of junior loans were outstanding under this facility. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered into with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). As described elsewhere herein, in light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and has temporarily idled the facility until such decisions have been finalized. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waives through June 15, 2010 any rights or remedies available to the lenders related to any claimed material adverse change (as defined) in CDN resulting from the Company’s idling of that facility or the failure to meet certain financial ratio covenants in the agreement. Further, as a result of the accumulated losses of CDN, the creditors thereof are granted certain additional rights pursuant to Nicaraguan law, including certain rights with respect to the dissolution of CDN. The Company continues to evaluate all of its options related to the amendment and waiver agreement that expires June 15, 2010. The Company will likely not meet certain financial ratio covenants in the agreement upon the expiration of the current waiver, without an appropriate cure, as defined in the amendment and waiver agreement. Although the Company believes the loan is adequately secured, assuming an orderly disposition if needed, there can be no assurances that an accelerated schedule of loan payments outside of the current principal payment requirements can be met.

Senior Subordinated Notes

On June 6, 2007, the Company issued and sold $80.0 million of Notes with an original interest rate of 18.0% per annum. Such rate was subject to periodic increases if the Company had not completed a Qualified Issuance (as defined in the Note Purchase Agreement) of its debt and/or equity securities on or before certain dates beginning on December 6, 2008. The Company did not complete a Qualified Issuance by December 6, 2008, and the interest rate increased to 20% on that date under the terms of the Notes. Under the terms of the Notes, the interest rate increased by an additional 1.0% per annum on June 6, 2009 and on December 6, 2009 since a Qualified Issuance did not take place on or before such dates. As the Company was not in compliance with certain covenants under the terms of the Notes (related to the automotive safety business) during the first quarter of 2009, the interest rate increased by 2.5% beginning on February 20, 2009. On December 22, 2009, the Company entered into the Note Purchase Agreement Amendment. Specifically, the Note Purchase Agreement Amendment: (i) reduced the interest rate on the Notes to 12% per year, effective after September 30, 2009; (ii) waived the covenant and related defaults thereunder relating to certain of the Company’s subsidiaries engaged in the automotive safety business (the “Automotive Safety Business”) occurring prior to the effective date of the Note Purchase Agreement Amendment; (iii) amended the minimum EBITDA (as defined therein) requirement and the Leverage Ratio (as defined therein) required to be maintained thereunder; and (iv) provided for modifications to certain terms of the Note Purchase Agreement to give effect to the GST Bankruptcy Filing and the Company’s loss of ownership and control of the Debtors, including (A) eliminating the requirement that the Company comply with a debt coverage ratio that primarily related to the Automotive Safety Business and (B) changing certain definitions that relate to, or include, the Automotive Safety Business.

In September 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an original face amount of $40.0 million. In connection with the entry into the Note Purchase Agreement Amendment discussed above, the WLR Affiliates purchased from the holders of the Notes $17.5 million of the original Notes, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to the Tranche A Notes held by the other holders of outstanding Notes. The outstanding amount of such Tranche B Notes ($80.9 million at December 31, 2009, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s consolidated balance sheet at December 31, 2009. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, 50% of the then-outstanding PIK Interest and 50% of the accrued but unpaid interest on the Tranche A Notes will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, 75% of the then-accrued but unpaid interest on the Notes will be payable in cash, and the remaining portion will continue to be payable in-kind.

At December 31, 2009, $126.7 million aggregate principal amount of the Notes was outstanding (of which $80.9 million was held by the WLR Affiliates, including interest that has been converted to principal), at an interest rate of 12.0%. The Note Purchase Agreement contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the Note Purchase Agreement imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Note Purchase Agreement currently provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted to secure the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The right of the holders of the Notes to receive payment in respect of the Notes is subordinated to the right of the lenders under the Bank Credit Agreement and Term Loan Agreement to receive payment.

Unsecured Subordinated Notes—Related Party

As of December 31, 2009, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2009, $71.9 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 9,974,138 shares of Series A Preferred Stock were issued and outstanding at December 31, 2009 (9,250,409 shares issued and outstanding at December 31, 2008) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at December 31, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Commitments

At December 31, 2009, ITG had raw material contracts totaling $23.3 million and capital expenditure commitments of less than $0.1 million. ITG plans to fund these obligations, depending upon limitations in its various loan agreements, from a combination of borrowings under its Bank Credit Agreement as well as through other external sources of financing as management deems appropriate, to the extent available to the Company. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with Wilbur L. Ross, Jr., depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008 and continuing through the first quarter of 2009, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices experienced some increases in 2009, the Company does not reverse the unrealized loss recorded against its firm purchase commitments under accounting principles generally accepted in the United States of America (“GAAP”) until receipt and/or consumption of the related raw materials occur. In accordance with GAAP, the Company has accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at December 31, 2009 and 2008 amounted to $0.2 million and $6.4 million, respectively. The reduction in the accrual for unrealized losses on firm purchase commitments of $6.2 million in 2009 is included in other operating income in the accompanying consolidated statement of operations, and such reduction is the result of the receipt and/or consumption of the related raw materials during this period.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in no less than one third increments, that may be exercised in 2010, 2011 or 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Such payment may be made in stock if the Company’s securities are traded on the New York Stock Exchange or The NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to meet its obligations under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one- third increments at the Valuation Price that may be exercised in 2012, 2013 or 2014. A party to this joint venture may sell its equity interest to a non-competitor after July 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase all of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 2012, a party who holds more than 50% of the joint venture equity interests wishes to sell all, and not less than all, of such interests to a bona fide arm’s length third party, then the other party shall have its interests included in the transfer if requested by the selling party and at a price to be paid in cash, which shall not be less than the Valuation Price.

At December 31, 2009, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $13.5 million. The Company contributed $0.3 million during fiscal year 2008, and $1.5 million in 2009. The Company estimates making contributions in 2010 to this plan in the range of $1.3 million to $1.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, that may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

At December 31, 2009, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB ASC 460, “Guarantees” (formerly FASB Interpretation No. 45) provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2009, the Company and various consolidated subsidiaries of the Company were borrowers under various credit agreements (as described above, collectively, the “Facilities”).

The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB ASC 460.

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company is exposed to fluctuations in the cost of cotton and historically had a long-term cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton to cover committed and anticipated fabric sales, which program provided material for much of the Company’s 2009 supply season. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At December 31, 2009, the Company did not have any commodity forward contracts outstanding.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At December 31, 2009, the Company did not have any foreign exchange contracts outstanding.

Gains and losses on derivative instruments were as follows: $0.2 million gain in 2009 and $2.9 million loss in 2008, which primarily reflects losses recorded in 2008 on derivative instruments that matured and were settled in 2009 with minimal financial statement impact. After such settlement, and continuing into 2010, the Company has not entered into any new derivative instruments.

Seasonality

Prior to the economic downturn, the strongest portion of the apparel sales cycle was typically March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. Apparel fabric sales had become increasingly seasonal, as well, as customers had begun to rely more upon contract sewing and had sought to compress the supply cycle to mirror retail seasonality. Sales in the Company’s automotive segment are subject to the characteristics of the automotive industry, in which, before the economic downturn there were typically plant shutdowns typically in the third and fourth quarters of each calendar year. Since the economic downturn began, it has been more difficult to predict seasonality as the retail and automotive sectors appeared to be correcting their supply of inventories in portions of 2008 and 2009 based on anticipated consumer spending and, after that correction of inventories, appeared to be replenishing during periods that in the past may have been weaker due to the historical impact of seasonality.

Critical Accounting Policies, Assumptions and Use of Estimates

Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements. The consolidated financial statements of the Company are prepared in conformity with GAAP. The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes, and insurance costs, among others. These estimates and assumptions are based on managements’ best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic difficulties in the global markets. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity values and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods. The Company’s management believes the critical accounting policies listed below are the most important to the fair presentation of the Company’s financial condition and results of operations. These policies require more significant judgments and estimates of the Company’s management in the preparation of the Company’s consolidated financial statements.

Revenue Recognition. Sales are recorded upon shipment or delivery, depending on when title and the risks and rewards of ownership passes, to unaffiliated customers. The Company classifies amounts billed to customers for shipping and handling in net sales, and costs incurred for shipping and handling in cost of sales in the consolidated statement of operations. The Company has considered the revenue recognition provisions of FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements”. Taxes assessed by a governmental authority that are imposed directly on a revenue-producing transaction are presented on a net basis in the consolidated statements of operations.

Accounts Receivable, net. Trade accounts receivable are recorded at the invoiced amount and bear interest in certain cases that is recognized as the interest is received. The Company continuously performs credit evaluations of its customers, considering numerous inputs including, but not limited to, customers’ financial position; past payment history; cash flows; management capability; historical loss experience; and general economic conditions and prospects. The Company estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. The Company determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. While our credit losses have historically been within our calculated estimates, it is possible that future losses could differ significantly from those estimates. The Company records sales returns as a reduction to sales, cost of sales, and accounts receivable and an increase to inventory based on return authorizations for off-quality goods. Returned products that are recorded as inventories are valued based upon expected realizability. We do not believe the likelihood is significant that materially higher bad debt losses or sales returns will result based on prior experience.

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

Goodwill, Intangible Assets and Deferred Charges. Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142). Prior to 2009, the Company had chosen the last day of the third quarter of its fiscal year to perform its annual goodwill impairment test and the Company completed its annual goodwill impairment test on September 30, 2009. In October 2009, the Company changed the timing of its annual goodwill impairment testing from September 30 to October 1 of each fiscal year, and the Company also performed a goodwill impairment test on October 1, 2009 (see Note 6 of the Notes to Consolidated Financial Statements included in this annual report). The Company also tests goodwill for impairment between annual tests if events occur or circumstances change that raise questions about recoverability.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives. The Company continually monitors conditions that may affect the carrying value of its intangible assets. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. When the estimated fair value of an asset is less than the carrying value of the asset, the impaired asset is written down to its estimated fair value, with a charge to operations in the period in which impairment is determined. Should future business conditions deteriorate, which could impact our estimates of future cash flows and fair value, there exists the potential that additional impairment charges could be required, which charges could have a material adverse effect on our consolidated financial statements.

Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method and are charged to interest expense.

Impairment of Long-lived Assets. In accordance with FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS No. 144), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life. Should future business conditions deteriorate, which could impact our estimates of future cash flows and fair value, there exists the potential that additional impairment charges could be required, which charges could have a material adverse effect on our consolidated financial statements.

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

Income Taxes. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico, China and, through June 30, 2009, Germany. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes” (formerly SFAS No. 109), and a full income tax provision is computed for each reporting period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statement of operations. Significant judgments are required in order to determine the realizability of the deferred tax assets. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made. The Company supplies limited services to GST through a Transition Services and Settlement Agreement that includes a Tax Matters Addendum (“the Tax Sharing Agreement”). The Tax Sharing Agreement defines certain tax responsibilities that GST will accept, certain responsibilities that will remain with ITG, responsibilities for tax payments and a cooperation to share information as needed so that tax filings can be made both timely and accurately. Information will also be shared as needed to defend any tax examination and ultimate assessment. ITG will file all U.S. tax returns for U.S. Debtors through January 8, 2010 (all Debtors excluding Global Safety Textiles Acquisition GMBH and GST Widefabric International GMBH), including income and transaction taxes, but not property taxes. ITG will pay all U.S. taxes resulting from the consolidated or combined filings and GST will be responsible for all other U.S. taxes resulting from the transaction as well as any non-U.S. taxes. Any ITG current tax payment responsibility under the Tax Sharing Agreement is not expected to be material. It is expected that the Tax Sharing Agreement will survive as needed even after the Transition Services and Settlement Agreement expires or is terminated by participant actions.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168, now contained in FASB ASC 105, establishes the FASB Accounting Standards Codification TM (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification is effective for interim and annual periods ended after September 15, 2009. The Codification did not change GAAP, but it changed the way GAAP is organized and presented. All guidance contained in the FASB ASC carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the FASB ASC. The SEC also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. All future references to non-SEC authoritative accounting literature will be referenced in accordance with the Codification. This Annual Report on Form 10-K contains references to the standards issued prior to the adoption of the Codification in order to assist with the transition.

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

FASB ASC 810-10-65-1, “Consolidation” (formerly SFAS No. 160), includes transition provisions that require ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when a controlling interest is not retained by the parent, any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. The Company adopted such transition provisions under FASB ASC 810 on January 1, 2009, at which time the balance in “minority interest” was reclassified and presented as “noncontrolling interest” within stockholders’ equity (deficit) on the Company’s consolidated balance sheets, and the amount of consolidated net income was clearly identified and presented on the consolidated statements of operations for all periods presented. On December 31, 2009, the Company adopted FASB Accounting Standards Update (“ASU”) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” which clarifies which transactions are subject to the decrease in ownership and deconsolidation guidance in FASB ASC 810-10. The adoption of these provisions of FASB ASC 810 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued disclosure transition provisions under FASB ASC 815-10-65-1, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (formerly SFAS No. 161). These provisions require companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. As a result of the adoption of these provisions, the Company has expanded its disclosures regarding derivative instruments and activities within Note 18.

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

In December 2007, the FASB issued revisions to FASB ASC 805, “Business Combinations” (formerly SFAS No. 141(R)), but retained the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. Such revisions define the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. The revisions also require that acquisition-related costs be recognized separately from the acquisition and amends the goodwill impairment test requirements in FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142). The revisions amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. For a goodwill impairment test as of a date after the effective date of these revisions, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under FASB ASC 805. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of these revisions. This accounting is required beginning on January 1, 2009 for the Company, and applies to goodwill related to acquisitions accounted for before and after these revisions. The Company had $2.7 million of goodwill at December 31, 2009 related to previous business combinations. The adoption of these revisions did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued three pronouncements related to the fair value, recognition, impairment and presentation of certain assets and liabilities. FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (formerly FSP FAS No. 107-1 and APB 28-1) requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This pronouncement also requires those disclosures in summarized financial information at interim reporting periods. FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than Temporary Impairments” (formerly FSP FAS 115-2 and FAS 124-2) provides guidance on how to determine whether a security held as an available-for-sale, or held-to-maturity, security would be other-than-temporarily-impaired, and provides a methodology for determining whether the security is other-than-temporarily impaired. This pronouncement also requires the determination of the amount of impairment relating to the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security (referred to as credit loss), which is reported in earnings in the period identified, and the amount of impairment related to other factors, which is reported in other comprehensive income and amortized into the impaired security over its remaining life. FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (formerly FSP FAS 157-4), provides guidance to help determine whether a market is inactive and to determine whether transactions in that market are not orderly. This pronouncement also requires additional disclosures in circumstances where an entity has determined that a market is inactive and transactions in that market are not orderly. Each of these FASB pronouncements is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these pronouncements did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events” (formerly SFAS No. 165), as amended by ASU 2010-09 in February 2010, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events of transactions that occurred after the balance sheet date. FASB ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company has evaluated subsequent events in accordance with FASB ASC 855 through the date of filing of this Annual Report on Form 10-K.

In December 2008, the FASB issued new disclosure guidelines contained in FASB ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (formerly FSP FAS 132R- 1). These guidelines require more detailed disclosures regarding defined benefit pension plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. These guidelines became effective for fiscal years ending after December 15, 2009. Upon initial application, these provisions are not required for earlier periods that are presented for comparative purposes. The Company has adopted FASB ASC 715-20-65-2 in this annual report for the year ended December 31, 2009.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 “Measuring Liabilities at Fair Value”, which amends FASB ASC 820 to provide guidance on accounting for the fair value measurement of liabilities. The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company has adopted ASU 2009-05 and the provisions of the new guidance did not have a material effect on its results of operations, financial position or liquidity.

Recently Issued Accounting Standards

In June 2009, the FASB issued FASB ASC 860-10-65-3, “Transfers and Servicing”, (formerly SFAS No. 166). FASB ASC 860-10-65-3 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10-65-3 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10-65-3 in fiscal 2010. Because the Company historically has not had significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on its consolidated results of operations, financial condition or cash flows.

In June 2009, the FASB issued FASB ASC 810-10-65-2, (formerly SFAS No. 167), which revised the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10-65-2 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10-65-2 in fiscal 2010 and the adoption of this standard is not expected to have a material impact on its consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU 2009-13, which amends ASC 605, “Revenue Recognition”, to revise accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for the Company beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and will have no impact on the Company’s consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Exchange Act Rule 13a-15(f), for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the direction of the Company’s principal executive officer and principal financial officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides the names, ages and positions of the individuals who currently serve as members of the board of directors, or as executive officers, of the Company:

Name	Age	Positions and Offices
Wilbur L. Ross, Jr.	72	Chairman of the Board of Directors
Joseph L. Gorga	57	President and Chief Executive Officer and Director
Robert E. Garren	53	Vice President, Human Resources and Corporate Communications
Neil W. Koonce	62	Vice President and General Counsel
Craig J. Hart	47	Vice President and Treasurer
Gail A. Kuczkowski	54	Vice President and Chief Accounting Officer
Russell M. Robinson III	51	Vice President and Corporate Secretary
Kenneth T. Kunberger	50	President, ITG Apparel & Specialty Fabrics
J. Derrill Rice	49	President, Burlington House
James W. Payne	60	President, Carlisle Finishing
Jeffrey H. Peck	49	Executive Vice President, ITG Apparel & Specialty Fabrics
Stephen W. Bosworth	70	Director
Michael J. Gibbons	39	Director
David H. Storper	43	Director
Dr. Daniel D. Tessoni	62	Director
David L. Wax	57	Director
Pamela K. Wilson	63	Director

Wilbur L. Ross, Jr. is Chairman of the Board of the Company, a position he has held since 2005. Mr. Ross is also Chairman and Chief Executive Officer of WLR, a merchant banking firm, a position he has held since April 2000. WLR is an affiliate of the Company. Mr. Ross is also Chairman of the Board of Directors of Nano-Tex, LLC. He also serves on the board of the following companies: International Coal Group, Inc., Clarent Hospital Corp. and Phoenix International Holding Co. of the United States; Mittal Steel Company, N.V. of the Netherlands; Insuratex, Ltd. of Bermuda; Nikko Electric Industry Co. Ltd. and Ohizumi Manufacturing Company of Japan; Blue Ocean Re Holdings Ltd. and Montpelier Re Holdings Ltd. in Bermuda; and International Auto Components Group SL in Europe and Brazil. Mr. Ross has significant experience in finance and knowledge of the market place. Through the WLR Affiliates, Mr. Ross has made available material financing assistance to the Company. We believe that Mr. Ross is in a position to identify opportunities for the Company and that his keen business acumen is a valuable resource.

Joseph L. Gorga is the President and Chief Executive Officer, and a director, of the Company. Mr. Gorga has been President and Chief Executive Officer of ITG and a member of its board of directors since the completion of the Merger. Prior thereto, he held those same positions with Former ITG from Former ITG’s inception in August 2004. Prior to that, Mr. Gorga served as President and Chief Executive Officer of Burlington Industries LLC, a manufacturer of textile products for apparel and interior furnishing products, from 2003 to 2004, during which time he oversaw the integration of Burlington Industries LLC and Cone Denim LLC. Mr. Gorga is Vice Chairman of the board of directors of Nano-Tex, LLC and a member of the Board of Directors of OCM India Limited. Through his more than 30 years of experience in the textile industry, Mr. Gorga has significant experience with and an understanding of the management of multi-location, global operations, including specifically with respect to manufacturing, marketing and sales issues and the operational and organizational issues involved. In addition, as our chief executive officer, he is uniquely able to advise the Board on the opportunities and challenges of managing the Company, as well as its day-to-day operations and risks.

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

Jeffrey H. Peck is Executive Vice President of the Apparel and Specialty Fabrics division, responsible for the worsted and specialty fabrics markets, a position he has held since January 2009. Previously, Mr. Peck was Executive Vice President for the Burlington WorldWide division of ITG, responsible for the synthetic and specialty fabrics apparel markets from 2007 to 2009. Prior to that, he served as Managing Director of the Burlington WorldWide operations in Asia from the completion of the Merger to 2007. Prior to that, Mr. Peck served as Executive Vice President of the Burlington WorldWide division of Former ITG since its inception, responsible for the active wear and barrier markets. Prior to that, he held a similar position for Burlington Industries from 2003 to 2004.

Stephen W. Bosworth has been a member of the board of directors of the Company since the completion of the Merger. Prior to that, Mr. Bosworth was a member of the board of directors of Former ITG since December 2004. He has been Dean of The Fletcher School of Law and Diplomacy at Tufts University, Medford, Massachusetts since February 2001. He is currently serving as the Special Representative for North Korea Policy for the Secretary of State. Prior to that, Mr. Bosworth served as United States Ambassador to the Republic of Korea from November 1997 to February 2001 and prior to that Mr. Bosworth served as the Executive Director of the Korean Peninsula Energy Development Organization, an inter-governmental organization established by the United States, the Republic of Korea and Japan to deal with North Korea. Mr. Bosworth’s experience in foreign service, international diplomacy and education is of substantial importance to the Board of Directors and the Company in addressing the international growth aspects of the Company’s business.

Michael J. Gibbons has been a director of the Company since December 2005 and the Chief Financial Officer of WLR since July 2002. From 1996 to July 2002, Mr. Gibbons was a Senior Manager of the Hedge Fund/Investment Partnership specialty practice group of Marcum & Kliegman LLP, a public accounting and financial consulting firm. Mr. Gibbons is licensed as a certified public accountant in the State of New York and graduated from Pace University with a B.A. in Business Administration. Mr. Gibbon’s current service as a chief financial officer, as well as his previous experience in public accounting and financial consulting, provides a solid platform for him to advise and consult with the Board and the Company’s Audit Committee on financial related matters.

David H. Storper has been a director of the Company since December 2005 and Senior Managing Director of WLR since its founding in April 2000. Prior to that, Mr. Storper was a Managing Director in the Restructuring Group at Rothschild Inc., since 1996. He holds a B.S. from Columbia University’s School of Engineering and Applied Science and an M.B.A. from Columbia University. Mr. Storper’s investment banking experience and overall knowledge of the financial markets, including issues of liquidity and capital structure, is beneficial to the Board of Directors and to the Company.

Dr. Daniel D. Tessoni has been a director of the Company since May 2005. Dr. Tessoni holds a Ph.D. in accounting and finance from Syracuse University, is an assistant professor of accounting at the E. Philip Saunders College of Business at the Rochester Institute of Technology in Rochester, New York, and has been a member of the accounting faculty since 1974. He is licensed as a certified public accountant in the State of New York. He is also the owner of Value Based Management Associates, through which he provides financial training and consulting services to a wide variety of publicly and privately held companies. Dr. Tessoni served as a director of ACC Corp., a multinational provider of telecommunication services, from 1987 until its acquisition by Teleport Communications Group Inc. (now part of AT&T) in 1998, and was the chair of its audit committee and a member of its executive, compensation and nominating committees and several special committees. He is a member of the Board of Trustees of Keuka College, where he serves on its audit committee, and is a director of Genesee Regional Bank, a community bank in Rochester, New York, where he serves as the chair of its audit committee. Dr. Tessoni’s experience and expertise in finance and accounting matters is beneficial to the Board of Directors and to the Company. Dr. Tessoni’s public company board experience also contributes to his familiarity with current issues and assists in identifying and addressing appropriate governance practices for the Company.

David L. Wax has been a member of the board of directors of the Company since the completion of the Merger. Prior to that, Mr. Wax was a member of the board of directors of Former ITG since its inception in August 2004. He is a Managing Director of WLR, a position he has held since 2000. Prior to that time, he was a Managing Director at Rothschild, Inc., an investment banking firm, where he was active in restructuring and workouts for over 10 years. Before joining Rothschild, Mr. Wax was with Bankers Trust for 15 years. Mr. Wax has considerable international business and investment banking experience. The Company believes his experiences and skills benefit the Board’s discussions related to financing and strategic opportunities.

Pamela K. Wilson has been a member of the board of directors of the Company since the completion of the Merger. Prior to that, Ms. Wilson was a member of the board of directors of Former ITG since its inception in August 2004. She is a Managing Director of WLR, a position she has held since 2000. Prior to that, she was with Rothschild, Inc. from 1998 to 2000. Before joining Rothschild, Ms. Wilson was with J.P. Morgan & Co. for over twenty years, with responsibility for J.P. Morgan’s distressed debt research effort. Ms. Wilson has significant investment banking experience, which is beneficial to the Board of Directors and to the Company. The Company believes her experiences and skill set benefit the Board’s discussions and analysis related to financing and strategic opportunities.

The term of office of each executive officer expires when a successor is elected and qualified. There was no, nor is there presently, any arrangement or understanding between any officer or director and any other person (except directors or officers acting solely in their capacities as such) pursuant to which the officer or director was selected.

Director Qualifications

The Company believes the members of its Board of Directors have the proper mix of relevant experience and expertise given the Company’s businesses and organizations structure, together with a level of demonstrated integrity, judgment, leadership and collegiality, to effectively advise and oversee management in executing the Company’s strategy.

Audit Committee

The Company’s board of directors has a standing audit committee currently composed of three directors, Dr. Daniel D. Tessoni (chair), Michael J. Gibbons and David L. Wax. The Company’s board of directors has determined that Dr. Tessoni is an audit committee financial expert (within the meaning of Item 407(d) of Regulation S-K, promulgated under the Exchange Act) with respect to the Company. In making such determination, the board took into consideration, among other things, the express provision in Item 407(d) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the audit committee and the board of directors, nor shall it affect the duties and obligations of other audit committee members or the board. The common stock of the Company is not traded on the New York Stock Exchange (the “NYSE”) or any other national securities exchange; however, the Company’s board of directors has determined that Dr. Tessoni is independent within the meaning of NYSE Rule 303A.02 and Rule 10A-3(b) promulgated under Section 10A of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as to its directors and other employees. A copy of this code of ethics, the Standards of Business Conduct, has been filed as an Exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, are required to file initial reports of ownership and reports of certain changes in ownership with the SEC. Based solely upon our review of copies of such reports for our 2009 fiscal year, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, complied with all applicable filing requirements for our 2009 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation of the Named Executive Officers, consisting of our principal executive officer and the other three most highly compensated individuals who served as executive officers in 2009.

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All other Compensation ($)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	(1)	($)

Joseph L. Gorga President and Chief Executive Officer	2009	$577,500	$0	$0	$0	$0	$0	$24,555	$602,055
	2008	$660,000	$0	$0	$0	$0	$0	$36,420	$696,420

Kenneth T. Kunberger President, ITG Apparel and Specialty Fabrics	2009	$380,000	$0	$0	$0	$0	$8,289	$18,767	$407,056
	2008	$330,000	$0	$0	$0	$0	$7,163	$28,396	$365,559

Thomas E. McKenna (2) Former President, Cone Denim	2009	$57,000	$0	$0	$0	$0	$0	$297,878	$354,878
	2008	$360,000	$0	$0	$0	$0	$0	$28,428	$388,428

Jeffrey H. Peck Executive Vice President ITG Apparel & Specialty Fabrics	2009	$247,000	$0	$0	$0	$0	$18,381	$12,542	$277,923
	2008	$225,000	$0	$0	$0	$0	$15,001	$21,619	$261,620

Notes:

1.	2009 amounts include car allowances, premiums for supplemental long-term disability coverage, and premiums for supplemental life insurance benefits. For Messrs. Gorga, Kunberger and Peck, 2009 amounts also include payments made by the Company to reimburse such individuals for income taxes due as a result of the vesting of certain restricted stock grants in 2009. For Mr. McKenna, 2009 amounts also include $285,000 in severance payments, payment for vacation not taken, payment by the Company of medical and dental benefit contributions and reimbursement of income taxes on those benefit payments.
2.	Mr. McKenna resigned from his position with the Company effective February 28, 2009.

At its meeting on November 19, 2008, the Company’s compensation committee (the “Committee”) formally reviewed the salaries of executive officers, and certain other senior manager salaries, in light of then-recent overall Company performance and the economic conditions in both the general economy and the markets served by the Company. In light of the then-current and expected general economic conditions, and the potential adverse impact on Company performance, the Committee considered and approved a Company proposal made by the CEO in which Executive Officers and certain other senior managers of the Company would voluntarily accept a temporary reduction in base salaries. This reduction affected all active executive officers and senior managers. The reduction became effective January 1, 2009. For Mr. Gorga, the reduction to base salary amounted to 12.5% on an annual basis and for other officers, the reduction amounted to 5.0% on an annual basis, which amounts were deemed appropriate in light of other compensation-related decisions being made in 2008. At its meeting on January 10, 2010, the Committee reviewed the status of these reductions and elected to discontinue the reductions effective January 1, 2010.

Employment Agreements, Termination of Employment Arrangements and Change of Control Payments

The Company has entered into employment agreements with each of Mr. Gorga and Mr. Kunberger. In the case of Mr. Gorga, the term of the employment agreement is four years. In the case of Mr. Kunberger, the term of the employment agreement is two years. Each agreement has an automatic one year renewal unless either the applicable executive or the Company gives the other party three months’ notice of non-renewal. The employment agreements provide that the parties will be eligible to receive severance payments in the event of a termination without “cause” (as defined in each employment agreement) or resignation for “good reason” (as defined in each employment agreement). In the event of a termination without cause or resignation with good reason, Mr. Gorga would be entitled to payments equal to four times his base salary plus four times the average of his previous three years’ annual bonus. Mr. Kunberger would be entitled to payments equal to two times the average of his base salary plus two times the average of his previous three years’ annual bonus. Further, if the Company chooses not to renew his agreement, Mr. Gorga would be entitled to payments equal to three times his base salary plus three times the average of his previous three years’ annual bonus. In such event, Mr. Kunberger would be entitled to payments equal to one year’s base salary plus the average of his previous three years’ annual bonus. In the cases of both Mr. Gorga and Mr. Kunberger, payments would be made in such installments as applied for all other salaried employees of the Company. The executive’s medical and dental coverage would also continue during the severance period. These severance payments would be due to the executives as outlined above in the event of termination without cause or a resignation for good reason whether or not in connection with a change of control, as defined in each employment agreement, of the Company. In addition to the severance payments noted above, any unvested equity awards for the applicable Named Executive Officer would become fully vested and the holding requirement would cease to apply in the event of a change of control of the Company.

The Company entered into an addendum to each currently effective employment and severance agreement with its executive officers. Such addenda were entered into solely to address certain compensation related matters pursuant to Section 409A of the Internal Revenue Code of 1986, as amended. The form of each such addendum is filed as Exhibit 10.0 and 10.10.1 to this Annual Report on Form 10-K, respectively (to the extent the form of either addendum contains terms to be included therein, such terms have been included in the applicable addendum as contained in the relevant executive officer’s employment agreement with the Company).

In addition, in the first quarter of 2010, the Company entered into severance agreements with each of its executive officers who was not otherwise a party to an employment agreement with the Company. The form of such severance agreement is filed as Exhibit 10.11 to this Annual Report on Form 10-K.

Benefit Plans

The Company maintains a tax-qualified Section 401(k) defined contribution plan. Under this plan, the Company historically provided a matching contribution of 100% of the first 3% of a participant’s eligible compensation which was contributed to this plan, and 50% of the next 2% of the participant’s eligible contributed compensation up to the federal limits on earnings and contributions. In November 2008, the Company elected to temporarily suspend the Company’s matching of employee contributions under the 401(k) plan in 2009. Such action did not impact the ability of employees to make their contributions to such plan, as allowed under the federal rules and regulations governing such plans, nor did it impact the tax effects of such contribution. The Company does not maintain any active, ongoing nonqualified deferred compensation plan. The Company maintains a legacy deferred compensation plan, the Retirement System of Burlington Industries LLC and Affiliated Companies (the “Plan”). The Plan is a defined benefit pension plan covering certain employees of International Textile Group, Inc. and affiliated companies. The Plan was amended effective October 1, 2003 to suspend employee contributions, and to prevent participation from new members, effectively “freezing” the Plan. The Plan provides an annual benefit payable to an eligible member at age 65 equal to the greater of (a) the sum of (i) the number of years of the member’s continuous participation prior to October 1, 1984, multiplied by the sum of 0.75% of the first $12,000 of such pension’s annual salary at September 30, 1984, plus 1.5% of the excess over $12,000, and (ii) one-half of the member’s contributions after September 30, 1984, (b) one-half of the member’s total contributions or (c) an amount determined under applicable Federal law requiring a minimum return on a participant’s personal contributions. This benefit represents a life annuity with a guaranteed minimum return on personal contributions and may, at the participant’s election, be paid as a lump sum.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to all unexercised stock options and unvested restricted stock grants previously awarded to the Named Executive Officers, as of December 31, 2009.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)

Joseph L. Gorga	100,764	0	0	$10.10	9/26/2015	0	$0	0	$0

Kenneth T. Kunberger	23,510	0	0	$10.10	9/26/2015	0	$0	0	$0

Thomas E. McKenna	0	0	0	$0	0	0	$0	0	$0

Jeffrey H. Peck	10,075	0	0	$10.10	9/26/2015	0	$0	0	$0

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

The Committee chose not to make any equity-based awards in 2009. The amounts set out in the table below include all amounts paid to members of the Company’s Board of Directors in 2009 for their service as a board member of the Company.

2009 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stephen W. Bosworth	$53,250	$0	$53,250
Michael J. Gibbons	$0	$0	$0
Joseph L. Gorga	$0	$0	$0
Wilbur L. Ross, Jr.	$0	$0	$0
David H. Storper	$0	$0	$0
Daniel D. Tessoni	$67,000	$0	$67,000
David L. Wax	$0	$0	$0
Pamela K. Wilson	$0	$0	$0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of shares of ITG common stock and Series A convertible preferred stock (the “Series A Preferred Stock”) as of March 5, 2010 (except as set forth below) by (1) each person (including any group deemed a “person” under Section 13(d)(3) of the Exchange Act) known to ITG to beneficially own more than 5% of ITG’s common stock, (2) each of ITG’s Named Executive Officers, (3) ITG’s directors and (4) all directors and current executive officers of ITG as a group. Information relating to beneficial ownership is based upon “beneficial ownership” concepts set forth in rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in other notes to this table, directors and executive officers possessed sole voting and investment power with respect to all shares referred to in the table. Shares not outstanding which are subject to options exercisable within 60 days by persons in the group or a named individual are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by the group or such individual.

This table is based, in part, upon information supplied to ITG by its officers, directors and principal stockholders, and Schedules 13D and 13G filed with the SEC, as applicable.

Name, and Address of Beneficial Owners Over 5%	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Preferred Stock (1) Beneficially Owned	Percent of Common Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned	Percent of Total Voting Power Beneficially Owned
Wilbur L. Ross, Jr. and Affiliated Entities (2) c/o WL Ross & Co. LLC 1166 Avenue of the Americas, 27th Floor New York, New York 10036	14,334,155	9,777,936	82.1%	98%	87.8%
Joseph L. Gorga (3)	243,241	—	1.4	—	*
Kenneth T. Kunberger (4)	54,040	—	*	—	*
Jeffrey H. Peck (5)	23,643	—	*	—	*
Stephen W. Bosworth (6)	33,587	—	*	—	*
Michael J. Gibbons (7)	—	—	—	—	—
David H. Storper (7)	—	—	—	—	—
Daniel D. Tessoni	—	—	—	—	—
David L. Wax (7)	—	—	—	—	—
Pamela K. Wilson (7)	—	—	—	—	—
All directors and current executive officers as a group (16 persons) (8)	14,817,701	9,777,936	82.5%	98%	88.7%

NOTES:

*	Represents less than 1% of the outstanding class of stock.
(1)	Shares of Series A Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock is entitled to one vote per share on all such matters.
(2)	WLR Recovery Fund II, L.P. (“Fund II”) directly owns 268,244 shares of common stock, Fund III directly owns 4,356,639 shares of common stock and International Textile Holdings, Inc. (“Holdings”) directly owns 9,709,272 shares of common stock of the Company. Fund II is the majority stockholder of Holdings, WLR Recovery Associates II LLC (“Associates II”) is the general partner of Fund II and Associates III is the general partner of Fund III. Wilbur L. Ross, Jr. is the managing member of each of Associates II and Associates III. Accordingly, Associates II, Associates III and Mr. Ross may be deemed to share voting and dispositive power over the shares of common stock owned by Fund II, Fund III and Holdings. Fund II directly owns 3,368,144.23 shares of Series A Preferred Stock, Fund III directly owns 4,262,358.74 shares of Series A Preferred Stock, and WLR/GS Master Co-Investment, L.P. (“Co-Investment L.P.”) directly owns 2,147,432.77 shares of Series A Preferred Stock. In addition to being the managing member of Associates II and Associates III, Mr. Ross has certain voting and dispositive power with respect to securities owned by Co-Investment L.P. As a result, Mr. Ross may be deemed to beneficially own such shares of Series A Preferred Stock. To the extent Mr. Ross is deemed to beneficially own any of the foregoing shares, he disclaims such ownership.
(3)	Includes options to purchase up to 100,764 shares of common stock.
(4)	Includes options to purchase up to 23,510 shares of common stock.
(5)	Includes options to purchase up to 10,075 shares of common stock.

(6)	Consists of options to purchase up to 33,587 shares of common stock.
(7)	Excludes shares beneficially owned by entities affiliated with Wilbur L. Ross, Jr. Mr. Wax is a Managing Director of WLR. Ms. Wilson is a Managing Director of WLR. Mr. Storper is a Senior Managing Director of WLR. Mr. Gibbons is the Chief Financial Officer of WLR. Each of Mr. Wax, Ms. Wilson, Mr. Storper, and Mr. Gibbons disclaims beneficial ownership of all shares held by affiliates of Mr. Ross.
(8)	Includes options to purchase up to 483,546 shares of common stock.

The information required to be disclosed in this Item 12 by Item 201(d) of Regulation S-K is included in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” hereof.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WLR provides advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR charges a quarterly management fee of $500,000 and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). At December 31, 2009, $2.5 million was payable related to management fees. Per the Note Purchase Agreement Amendment, the payment of the management fees may not occur while a default or event of default has occurred and is continuing or would arise as a result of such payment, or at any time while PIK interest on the Notes is unpaid. Wilbur L. Ross, Jr. (chairman), Michael J. Gibbons, David H. Storper, David L. Wax and Pamela K. Wilson, each members of our board of directors, are the chairman and chief executive officer, chief financial officer, senior managing director, managing director and managing director, respectively, of WLR.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”). OCM was acquired in February 2007 by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2009, the Company purchased wool fabric from OCM in the amount of less than $0.1 million, and the Company received $0.2 million from OCM for service fees and sales commissions.

On December 3, 2007, in connection with the modification of certain terms and conditions of a credit facility entered into by BST Holdings, the Company borrowed $25.0 million in aggregate principal amount from three investment funds affiliated with Mr. Ross. These borrowings are evidenced by certain unsecured subordinated promissory notes (the “2007 Notes”). On December 29, 2008, the Company borrowed an additional $30.0 million in aggregate principal amount from these three investment funds. The borrowings in 2008 are evidenced by unsecured subordinated promissory notes (the “2008 Notes”) issued to each of WLR IV Parallel ESC, L.P. (“ESC”), WLR Recovery Fund III L.P. and WLR Recovery Fund IV, L.P. (“Fund IV”) in the aggregate principal amounts of $165,000, $5,005,000 and $49,830,000, respectively. The 2007 and 2008 Notes each bear interest at a rate of 18.0% per annum. WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Mr. Ross is the managing member of Associates III. WLR Recovery Associates IV LLC (“Associates IV”) is the general partner of Fund IV. Mr. Ross is the managing member of Associates IV and an executive officer of the managing member of ESC. The largest aggregate principal amount outstanding under the 2007 Notes and the 2008 Notes during 2009 was $71.9 million. The Company has not repaid any principal on any of the 2007 Notes or the 2008 Notes, and all interest on the 2007 Notes and 2008 Notes to date has been accrued or converted to additional principal amounts. At December 31, 2009, $71.9 million was outstanding, including interest that has been accrued or converted to principal.

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011. In September 2009, three investment funds affiliated with Mr. Ross purchased from the Note holders certain of the Company’s senior subordinated notes with an original face amount of $40.0 million. On December 22, 2009, the Company entered into Amendment No. 3 (the “Note Purchase Agreement Amendment”) to the Notes. In connection with the entry into the Note Purchase Agreement Amendment discussed above, the three investment funds affiliated with Mr. Ross purchased from the holders of the Notes $17.5 million of the original Notes, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of new Notes (“Tranche B Notes”) that are subordinated in right of payment and collateral to the Notes (“Tranche A Notes”) held by the other holders of outstanding Notes. The Tranche B Notes issued to each of WLR IV Parallel ESC, L.P. (“ESC”), WLR Recovery Fund III L.P. and WLR Recovery Fund IV, L.P. (“Fund IV”) in the aggregate principal amounts of $160,000, $2,000,000 and $37,840,000, respectively. The largest aggregate principal amount outstanding under the Tranche B Notes during the period disclosed was $80.9 million. The Company has not repaid any principal on any of the Tranche B Notes, and all interest on the Tranche B Notes to date has been accrued or converted to additional principal amounts. At December 31, 2009, $126.7 million aggregate principal amount of the Notes was outstanding (of which $80.9 million was held by the three funds affiliated with Wilbur L. Ross, Jr.), including interest that has been converted to principal, at an interest rate of 12.0%.

The Company, Fund III, Fund IV and General Electric Capital Corporation, the agent under the Company’s bank credit agreement (as amended, the “Bank Credit Agreement”), have entered into a support agreement pursuant to which Fund III and Fund IV have committed to provide additional capital to the Company in an amount not to exceed $15.0 million upon the occurrence of certain events relating to availability or average adjusted availability (each as defined in the Bank Credit Agreement). Such capital is permitted to be in the form of either a cash capital contribution or a subordinated loan to the Company in specified amounts not to exceed $15.0 million.

Director Independence

The common stock of the Company is not traded on the NYSE or any other national securities exchange; however, the Company has adopted the director independence definitions as proposed by the NYSE Section 303A.02. Based on the independence standards and all of the relevant facts and circumstances, the Company’s Board of Directors determined that Mr. Bosworth and Dr. Tessoni had no material relationship with the Company and thus, are independent under Section 303A.02 of the listing standards of the NYSE.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the Company’s 2009 and 2008 fiscal years was Grant Thornton LLP (“Grant Thornton”), which was engaged on October 10, 2008. The following table provides information on the fees billed to the Company by Grant Thornton LLP for its services to the Company during the Company’s fiscal years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008

Audit Fees	$1,260,000	$1,556,000
Audit-Related Fees	—	—
Tax Fees	—	151,000
All Other Fees	—	30,000

Total Fees	$1,260,000	$1,737,000

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

•

“tax fees” are fees billed by the independent registered public accounting firm for professional services for tax compliance, tax advice and tax planning including assistance in preparation of domestic and foreign tax returns of the Company; and

•

“all other fees” are fees billed by the independent registered public accounting firm to the Company for any services not included in the categories above, and consisted of fees related to agreed upon procedures at a Mexican subsidiary in 2008.

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

(3) Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation of International Textile Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2007)

3.3	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).

3.4	Amended and Restated Bylaws of International Textile Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2006)

4.1	Form of Stockholders Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., WLR Recovery Fund II, L.P., WLR Recovery Fund III, L.P. and WLR/GS Master Co-Investment, L.P., and the other investors from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

4.2	Form of Senior Subordinated Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

4.3	Form of unsecured Subordinated Promissory Note relating to $25.0 million aggregate principal amount of borrowings from certain investment funds (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

4.4	Form of unsecured Subordinated Promissory Note relating to $30.0 million aggregate principal amount of borrowings from certain investment funds (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2009)

4.5	Form of Senior Subordinated Note as of December 22, 2009

*10.0	Form of Addendum to Employment Agreement with certain officers of International Textile Group, Inc.

*10.1	Safety Components International, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

*10.1.1	Form of Stock Option Agreement - Class A and B (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

*10.1.2	Form of Stock Option Agreement - Class C (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

*10.2	International Textile Group, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.3	International Textile Group, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.4	Employment Agreement, effective as of January 1, 2008, by and between International Textile Group, Inc. and Joseph L. Gorga (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.5	Separation Agreement between Gary L. Smith and the Company, effective as of April 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.6	Employment Agreement between Willis C. Moore, III, and the Company, dated May 21, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.7	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Kenneth T. Kunberger (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.8	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and J. Derrill Rice (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.9	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Thomas E. McKenna.

*10.10	Form of Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.10.1	Form of Addendum to Severance Agreement with certain officers of International Textile Group, Inc.

*10.11	Form of Severance Letter with certain officers of International Textile Group, Inc.

*10.12	Form of the Company’s Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.30.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005)

*10.13	Form of the Company’s Amended and Restated Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

*10.14	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009)

*10.15	International Textile Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).

*10.16	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).

*10.17	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008).

10.18	Description of arrangement regarding certain management services provided by W.L. Ross & Co. LLC to International Textile Group, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.19	Credit Agreement, dated as of December 29, 2006, by and among International Textile Group, Inc. and certain of its subsidiaries as borrowers, General Electric Capital Corporation, as agent, and the lenders and others party thereto (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.20	Amendment No. 1 to Credit Agreement, dated January 19, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.21	Amendment No. 2 to Credit Agreement, dated January 31, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.22	Amendment No. 3 to Credit Agreement, dated February 15, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.23	Limited Waiver and Amendment No. 4 to Credit Agreement, dated February 28, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.24	Amendment No. 5 to Credit Agreement, dated March 30, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.25	Limited Waiver to Credit Agreement, dated as of April 20, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.26	Amendment No. 6 to Credit Agreement, dated as of April 30, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.27	Amendment No. 7 to Credit Agreement, dated as of June 6, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.28	Amendment No. 8 to Credit Agreement, dated as of May 31, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.29	Amendment No. 9 to Credit Agreement, dated as of November 16, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.30	Amendment No. 10 to Credit Agreement, dated as of March 31, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.31	Amendment No. 11 to Credit Agreement, dated as of April 14, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.32	Amendment No. 12 to Credit Agreement, dated as of April 14, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.33	Amendment No. 13 to Credit Agreement, dated as of October 1, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.34	Amendment No. 14 to Credit Agreement, dated as of December 24, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.35	Limited Waiver and Amendment No. 15 to Credit Agreement, dated as of May 20, 2009, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.36	Limited Waiver and Amendment No. 16 to Credit Agreement, dated as of June 30, 2009, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.37	Limited Waiver and Amendment No. 17 to Credit Agreement, dated as of November 13, 2009, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.38	Limited Waiver and Amendment No. 18 to that certain Bank Credit Agreement, dated as of December 22, 2009, by and among the Company, the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent, and the lenders named therein

10.39	Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.40	Limited Waiver to Term Loan Agreement, dated as of April 20, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.41	Amendment No. 1 to Term Loan Agreement, dated as of June 6, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.42	Amendment No. 2 to Term Loan Agreement, dated as of November 16, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other signatory lenders thereto (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.43	Amendment No. 3 to Term Loan Agreement and Amendment No. 1 to Subordinated Guaranty and Security Agreement, dated as of November 16, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.44	Amendment No. 4 to Term Loan Agreement, dated as of October 15, 2008, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.45	Amendment No. 5 to Term Loan Agreement, dated as of June 30, 2009, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.4 on Form 10-Q for the quarter ended June 30, 2009)

10.46	Amendment No. 6, dated to that certain Term Loan Agreement, dated as of December 22, 2009, by and among Burlington Morelos S.A De C.V., the other credit parties signatory thereto, General Electric Capital Corporation, as agent, and the lenders named therein.

10.47	Stock Exchange Agreement, dated as of March 8, 2007, by and between WLR Recovery Fund III, L.P., the other individuals listed on the signature page thereto and International Textile Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.48	Debt Exchange Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc., and WLR Recovery Fund II, L.P. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.49	Term and Revolving Loan Agreement, dated December 8, 2006 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.50	Amendment Agreement relating to a €155,000,000 Term and Revolving Facilities Agreement, dated April 1, 2007 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.51	Waiver Letter, dated June 4, 2007, relating to €155,000,000 Term and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.52	Amendment Agreement relating to €155,000,000 Term and Revolving Facilities Agreement dated as of June 4, 2007 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.53	Waiver Letter, dated June 11, 2007, relating to €155,000,000 Term and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.54	Letter of Waiver and Consent, dated November 15, 2007, relating to €155,000,000 Term Loan and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.55	Amendment and Restatement Agreement relating to €155,000,000 Term and Revolving Facilities Agreement dated as of April 15, 2008 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.56	Senior Subordinated Note Purchase Agreement, dated as of June 6, 2007, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.57	Amendment No. 1 to Senior Subordinated Note Purchase Agreement, dated as of April 15, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.58	Amendment No. 2 to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2008)

10.59	Amendment No. 3 to the Senior Subordinated Note Purchase Agreement dated as of December 22, 2009, by and among the Company and purchasers signatory thereto

10.60	Limited Waiver Agreement (May 8, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.61	Limited Waiver Agreement (June 1, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.62	Limited Waiver Agreement (June 26, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.63	Limited Waiver Agreement (July 22, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.64	Limited Waiver Agreement to Senior Subordinated Note Purchase Agreement, dated as of July 22, 2009, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.65	Agreement and Plan of Merger, dated as of August 29, 2006, by and among Safety Components International, Inc., SCI Merger Sub, Inc. and International Textile Group Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.66	Second Amended and Restated Support Agreement by and between the Company and WLR Recovery Fund III, LP, WLR Recovery Fund IV, LP, and General Electric Capital Corporation dated June 30, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

14.1	International Textile Group, Inc. Standards of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

18.1	Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of the Audit Committee of the Board of Directors (incorporated by reference to Exhibit 10.1 to Form 10-K/A filed on April 29, 2009)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/S/ GAIL A. KUCZKOWSKI
Gail A. Kuczkowski
Vice President and Chief Accounting Officer

Date:	March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ JOSEPH L. GORGA	Director, President and Chief	March 25, 2010
Joseph L. Gorga	Executive Officer

/S/ WILBUR L. ROSS, JR.	Director, Chairman of the Board	March 25, 2010
Wilbur L. Ross, Jr.

/S/ GAIL A. KUCZKOWSKI	Vice President and Chief	March 25, 2010
Gail A. Kuczkowski	Accounting Officer
(Principal Financial Officer)

/S/ STEPHEN W. BOSWORTH	Director	March 25, 2010
Stephen W. Bosworth

/S/ MICHAEL J. GIBBONS	Director	March 25, 2010
Michael J. Gibbons

/S/ DAVID H. STORPER	Director	March 25, 2010
David H. Storper

/S/ DANIEL D. TESSONI	Director	March 25, 2010
Daniel D. Tessoni

/S/ DAVID L. WAX	Director	March 25, 2010
David L. Wax

/S/ PAMELA K. WILSON	Director	March 25, 2010
Pamela K. Wilson

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheets of International Textile Group, Inc. (a Delaware company) and Subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company adopted new accounting guidance related to the accounting for and financial statement presentation of noncontrolling equity interests in consolidated subsidiaries.

/s/ Grant Thornton LLP
Greensboro, North Carolina
March 25, 2010

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$6,046	$26,464
Accounts receivable, less allowances of $1,390 and $13,001, respectively	59,029	100,014
Sundry notes and receivables	6,281	9,790
Accounts receivable from debtors and their subsidiaries	315	—
Inventories	98,589	159,988
Deferred income taxes	537	531
Prepaid expenses	3,036	4,559
Other current assets	2,168	5,015

Total current assets	176,001	306,361
Investments in and advances to unconsolidated affiliates	352	925
Property, plant and equipment, net	230,097	423,362
Intangibles and deferred charges, net	3,241	9,302
Goodwill	2,740	17,827
Deferred income taxes	2,302	1,249
Other assets	1,502	2,225

Total assets	$416,235	$761,251

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Current maturities of bank debt and other long-term obligations	$50,801	$260,346
Senior subordinated notes	—	103,854
Short-term borrowings	46,005	43,184
Accounts payable	35,386	54,990
Sundry payables and accrued liabilities	22,848	48,337
Income taxes payable	4,135	2,487
Deferred income taxes	1,754	1,353

Total current liabilities	160,929	514,551
Bank debt and other long-term obligations, net of current maturities	99,665	96,468
Senior subordinated notes	45,789	—
Senior subordinated notes - related party	80,894	—
Unsecured subordinated notes - related party	71,873	60,300
Notes payable to joint venture partners	2,940	4,441
Income taxes payable	1,585	—
Deferred income taxes	467	2,845
Other liabilities	20,159	22,737

Total liabilities	484,301	701,342
Commitments and contingencies
Equity (Deficit):
International Textile Group, Inc. stockholders’ equity (deficit):
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 9,974,138 and 9,250,409 shares issued and outstanding, aggregate liquidation value of $249,353 and $231,260, at December 31, 2009 and December 31, 2008, respectively)	249,353	231,260
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at December 31, 2009 and December 31, 2008)	175	175
Capital in excess of par value	97,718	114,943
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(412,952)	(305,796)
Accumulated other comprehensive income (loss), net of taxes	(4,713)	8,697

Total International Textile Group, Inc. stockholders’ equity (deficit)	(70,830)	48,868
Noncontrolling interests	2,764	11,041

Total equity (deficit)	(68,066)	59,909

Total liabilities and equity (deficit)	$416,235	$761,251

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008

Net sales	$673,121	$995,132
Cost of goods sold	639,936	981,664

Gross profit	33,185	13,468
Selling and administrative expenses	61,393	104,805
Provision for (recovery of) bad debts	(1,902)	1,309
Expenses associated with refinancing activities	12,781	—
Expenses associated with corporate realignments	—	7,363
Stock-based compensation and related cash bonus expense	870	1,320
Other operating income - net	(11,429)	(22,426)
Restructuring charges	3,097	6,938
Goodwill and other impairment charges	16,529	100,994

Loss from operations	(48,154)	(186,835)
Non-operating other income (expense):
Interest income	667	1,665
Interest expense	(61,059)	(60,054)
Write-off of deferred financing fees	(348)	(606)
Loss on deconsolidation of debtors	(103,724)	—
Other income (expense)	6,882	(6,037)

	(157,582)	(65,032)

Loss from operations before income taxes and equity in income of unconsolidated affiliates	(205,736)	(251,867)
Income tax expense	(6,144)	(1,135)
Equity in income of unconsolidated affiliates	546	127

Net loss	(211,334)	(252,875)
Less: net loss attributable to noncontrolling interests	(8,654)	(11,849)

Net loss attributable to International Textile Group, Inc.	$(202,680)	$(241,026)

Net loss attributable to International Textile Group, Inc.	$(202,680)	$(241,026)
Accrued preferred stock dividend	(18,093)	(16,824)

Net loss applicable to common stock of International Textile Group, Inc.	$(220,773)	$(257,850)

Net loss per share applicable to common stock of International Textile Group, Inc., basic and diluted	$(12.67)	$(14.85)

Weighted average number of shares outstanding, basic and diluted	17,428	17,360

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss

(Amounts in thousands, except share data)

	International Textile Group, Inc. Shareholders
					Capital in excess of par value	Treasury stock amount	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non- controlling interests	Total

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2007	8,577,440	$214,436	17,469,333	$175	$130,360	$(411)	$(64,770)	$16,702	$20,289	$316,781

Comprehensive loss for the twelve months ended December 31, 2008:
Net loss	—	—	—	—	—	—	(241,026)	—	(11,849)	(252,875)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,609)	114	(3,495)
Actuarial losses on benefit plans, net of taxes								(4,396)		(4,396)

Net comprehensive loss	—	—	—	—	—	—	—	—	—	(260,766)
Release of shares from escrow account	—	—	(1,006)	—	108	—	—	—	(1,662)	(1,554)
Amortization of unearned compensation	—	—	—	—	1,299	—	—	—	—	1,299
Capital contributions from minority stockholders	—	—	—	—	—	—	—	—	4,149	4,149
Preferred stock dividends	672,969	16,824	—	—	(16,824)	—	—	—	—	—

Balance at December 31, 2008	9,250,409	231,260	17,468,327	175	114,943	(411)	(305,796)	8,697	11,041	59,909

Comprehensive loss for the twelve months ended December 31, 2009:
Net loss	—	—	—	—	—	—	(202,680)	—	(8,654)	(211,334)
Foreign currency translation adjustment	—	—	—	—	—	—	—	766	(18)	748
Actuarial gains on benefit plans, net of taxes								202		202

Net comprehensive loss	—	—	—	—	—	—	—	—	—	(210,384)
Capital contributions from minority stockholders	—	—	—	—	—	—	—	—	3,000	3,000
Deconsolidation of debtors	—	—	—	—	—	—	95,524	(14,378)	(2,605)	78,541
Amortization of unearned compensation	—	—	—	—	868	—	—	—	—	868
Preferred stock dividends	723,729	18,093	—	—	(18,093)	—	—	—	—	—

Balance at December 31, 2009	9,974,138	$249,353	17,468,327	$175	$97,718	$(411)	$(412,952)	$(4,713)	$2,764	$(68,066)

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008
OPERATIONS
Net loss	$(211,334)	$(252,875)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Non-cash loss on deconsolidation of debtors	101,976	—
Non-cash provision for restructuring and impairment	16,759	101,425
Provision for special termination benefit	—	318
Provision for (recovery of) bad debts	(1,902)	1,309
Depreciation and amortization of property, plant and equipment	33,621	43,254
Amortization of intangibles and deferred financing costs	4,127	9,230
Write-off of deferred financing fees	348	606
Amortization of stock-based compensation	868	1,299
Deferred income taxes	863	(1,422)
Equity in income of unconsolidated affiliates	(546)	(127)
Change in reserve for losses on inventory purchase commitments	(6,237)	6,447
Gain on sale of assets	(1,502)	(25,674)
Noncash interest expense	36,107	21,166
Foreign currency exchange losses	901	8,412
Contributions to pension and postretirement benefit plans	(1,568)	(300)
Payment of interest on payment-in-kind notes	—	(2,000)
Change in operating assets and liabilities:
Accounts receivable	(130)	24,652
Inventories	25,422	33,302
Other current assets	1,399	9,286
Accounts payable and accrued liabilities	12,392	(15,397)
Income taxes payable	2,386	(4,595)
Other	157	5,231

Net cash provided by (used in) operating activities	14,107	(36,453)

INVESTING
Capital expenditures	(5,578)	(52,882)
Effect on cash from deconsolidation of debtors	(29,911)	—
Distributions from unconsolidated affiliates	1,750	1,247
Proceeds from sale of property, plant and equipment	2,683	5,263
Proceeds from sale of other assets	—	24,437

Net cash used in investing activities	(31,056)	(21,935)

FINANCING
Proceeds from issuance of term loans	—	23,998
Repayment of term loans	(3,660)	(1,023)
Net repayments under revolver loans	(3,963)	(12,962)
Proceeds from short-term borrowings	3,215	18,606
Payment of financing fees	(1,538)	(432)
Repayment of capital lease obligations	(888)	(2,535)
Proceeds from issuance of unsecured subordinated notes	—	30,000
Capital contributions/loans from minority shareholders	3,000	4,149
Increase (decrease) in checks issued in excess of deposits	1,038	(846)

Net cash provided by (used in) financing activities	(2,796)	58,955

Effect of exchange rate changes on cash and cash equivalents	(673)	(3,520)

Net change in cash and cash equivalents	(20,418)	(2,953)

Cash and cash equivalents at beginning of year	26,464	29,417

Cash and cash equivalents at end of year	$6,046	$26,464

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$3,268	$3,485
Cash payments for interest	$10,789	$32,008
Noncash investing and financing activities:
Additions to property, plant and equipment using deposits or trade credits	$—	$10,660
Noncash interest capitalized to property, plant and equipment	$—	$2,420
Capital lease obligations incurred to acquire assets	$41	$1,512

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements

Note 1 Significant Accounting Policies

(a) Nature of Business

International Textile Group, Inc. (including, when the context requires, its consolidated subsidiaries, the “Company” or “ITG”), is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with current operations principally in the United States, China, Mexico, and Vietnam. The Company considers its primary markets to be:

•	Bottom-weight woven apparel fabrics—including denim, synthetic, worsted and value added technical fabrics used in a variety of niche government, industrial and commercial applications;

•	Automotive safety—including airbag fabric and, formerly through June 30, 2009, as described in more detail below, airbag cushions;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics—including upholstery fabrics for residential and commercial use; and

•	Specialty fabrics and services—including commission printing and finishing, and narrow fabrics for seat belts and for military and technical uses.

Through June 30, 2009, as described in more detail below, certain of the Company’s subsidiaries, which were engaged in the automotive safety business, operated principally in Germany, Poland, Romania, the Czech Republic and South Africa. See below for a discussion of certain proceedings under chapter 11 of title 11 of the U.S. Bankruptcy Code relating to these former subsidiaries.

Global Safety Textiles Holdings LLC (“GST Holdings”) was a wholly owned subsidiary of the Company and was the holding company that directly or indirectly owned substantially all of the subsidiaries through which the Company’s automotive safety group operated (automotive airbag fabric and automotive airbag cushions businesses). GST Holdings and certain of its subsidiaries were party to a Term and Revolving Loan Agreement, dated as of December 8, 2006 (the “Automotive Safety Facility”), which matured on June 30, 2009 and which approximated $199 million on an as-converted to U.S. dollar basis. As of December 31, 2008, there was uncertainty as to whether the Company could pay its obligations as they became due in 2009, primarily related to amounts due under the Automotive Safety Facility. As such our independent registered public accounting firm included an explanatory paragraph in its audit report for our 2008 consolidated financial statements that indicated there was uncertainty that the Company would be able to pay its debt when due, and that this uncertainty, among others, raised substantial doubt about the Company’s ability to continue as a going concern. On June 30, 2009, GST Holdings, all of its direct and indirect U.S. subsidiaries, (GST Holdings and such subsidiaries collectively referred to as the “Debtors” or “GST”) filed voluntary petitions for relief (collectively, the “GST Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As discussed below, the Company deconsolidated the Debtors and their subsidiaries on June 30, 2009 as a result of the GST Bankruptcy Filing since the Company did not expect that it would regain control of the Debtors. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and as of January 8, 2010, no longer had an ownership interest in GST. In addition, in 2009, the Company modified certain of its covenants related to other debt facilities (see Note 8 “Long-Term Debt and Short-Term Borrowings” for further discussion) and at December 31, 2009, the Company was in compliance with, or has obtained waivers for, the applicable covenants imposed by its principal credit facilities.

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of International Textile Group, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company owns 20% to 50% of the voting stock or has significant influence are accounted for using the equity method. In addition, the Company evaluates its relationships with other entities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 810-10-25, “Consolidation – Recognition – Variable Interest Entities” (formerly FIN 46(R)), to identify whether they are variable interest entities as defined therein and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FASB ASC 810-10-25.

(c) Cash and Cash Equivalents

Cash and cash equivalents include time deposits and other short-term investments with an original maturity of three months or less; at times such amounts exceed Federal Deposit Insurance Corporation limits.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

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

(h) Goodwill, Intangible Assets and Deferred Charges

Goodwill represents the excess of cost over fair value of assets of businesses acquired, which has been previously recognized in the automotive safety and commission finishing segments. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142). Prior to 2009, the Company had chosen the last day of the third quarter of its fiscal year to perform its annual goodwill impairment test and the Company completed its annual goodwill impairment test on September 30, 2009. In October 2009, the Company changed the timing of its annual goodwill impairment testing from September 30 to October 1 of each fiscal year, and the Company also performed a goodwill impairment test on October 1, 2009 (see Note 6). The Company also tests goodwill for impairment between annual tests if events occur or circumstances change that raise questions about recoverability.

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

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective debt instruments using the straight-line method, which approximates the effective interest rate method, and are charged to interest expense. Recognition of such deferred costs may be accelerated upon certain modifications or exchanges of the underlying debt instruments.

(i) Impairment of Long-lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS No. 144), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life.

(j) Pensions and Postretirement Benefits

The valuation of pension and other postretirement benefit plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets, and liabilities. These assumptions include discount rates, investment returns, projected benefits and mortality rates. The actuarial assumptions used are reviewed annually and compared with external benchmarks to assure that they fairly account for future obligations. The discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. Returns on investments are based on long-term expectations given current investment objectives and historical results. In accordance with FASB ASC 715, “Compensation – Retirement Benefits” (formerly SFAS 158), the Company recognized the funded status of each plan in the consolidated balance sheets.

(k) Insurance

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

(l) Revenue Recognition

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

(m) Income Taxes

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico, China, and, through June 30, 2009, Germany. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes” (formerly SFAS No. 109), and a full income tax provision is computed for each reporting period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statements of operations. Significant judgments are required in order to determine the realizability of the deferred tax assets. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

(n) Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB ASC 815, “Derivatives and Hedging” (formerly SFAS No. 133 as amended). Under these rules, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. During 2009 and 2008, ITG did not have any instruments that were designated as hedging instruments and therefore, the gain or loss was recognized in earnings during the period of change.

(o) Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of FASB ASC 410, “Asset Retirement and Environmental Obligations” (formerly SFAS No. 143), arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Any recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with FASB ASC 210-20, “Balance Sheet – Offsetting” (formerly FASB Interpretation No. 39). The Company accrues for losses associated with environmental remediation obligations not within the scope of FASB ASC 410 when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

(p) Stock-Based Compensation

The Company’s equity incentive plans are described more fully in Note 14. FASB ASC 718, “Compensation – Stock Compensation” (formerly SFAS No. 123(R)), requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award. Unvested stock options are amortized on a straight-line basis over the entire remaining vesting periods as compensation expense based on the grant date fair value. Excess tax benefits related to stock option exercises are to be reflected as financing cash inflows.

(q) Foreign Currency Translation

Prior to the deconsolidation of GST, the Company has determined that the United States dollar or the Euro was the appropriate functional currency for certain of its foreign subsidiaries with local currencies other than the United States dollar or Euro, as the case may be. Accordingly, the translation effects of these financial statements are included in the results of operations in “other (income) expense, net.” Financial statements of certain other of the Company’s automotive safety business foreign operations were prepared using the local currency as the functional currency. For those operations, assets and liabilities were translated into U.S. dollars using period-end exchange rates and income and expenses were translated at average monthly exchange rates. Net changes resulting from such translation were recorded as a component of translation adjustments in “accumulated other comprehensive income (loss)” as a component of stockholders’ equity (deficit) in the accompanying consolidated balance sheet as of December 31, 2008 (see below for a discussion of certain proceedings under chapter 11 of title 11 of the U.S. Bankruptcy Code relating to certain of the Company’s subsidiaries engaged in the automotive safety business that were deconsolidated in June 2009). The U.S. dollar is the functional currency of the Company’s foreign subsidiaries that remain after the deconsolidation of GST on June 30, 2009.

(r) Fair Value of Financial Instruments

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt.

(s) Segment Information

The Company has six operating segments that are reported to the chief operating decision maker (“CODM”). Through September 30, 2009, the Company reported its financial results in four reportable segments: bottom-weight woven apparel fabrics, automotive safety, narrow fabrics and all other. In the quarter ended December 31, 2009, the commission finishing and interior furnishings fabrics segments that were previously permitted to be aggregated under segment reporting guidelines and thresholds in the all other segment no longer met such thresholds; accordingly, these two segments are presented as reportable segments in this Annual Report on Form 10-K for the year ended December 31, 2009. In the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. In the quarter ended September 30, 2009, operations related to

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

technical and value added fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. The reporting of the Company’s operations in six segments is consistent with how the Company is managed and how resources are allocated by the CODM. Segment data for all periods presented in the consolidated financial statements in this annual report have been recast to conform to the current presentation as reported to the CODM.

(t) Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits and of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the environmental costs, among others. These estimates and assumptions are based on managements’ best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current global economic difficulties and reduced liquidity in the United States and the global credit markets. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity share values as well as declines in global consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements for future periods. Management believes that its estimates impacting the included consolidated financial statements, including for these matters, are reasonable based on facts currently available.

(u) Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. Costs associated with research and development for the 2009 and 2008 fiscal years were approximately $8.8 million and $10.5 million, respectively.

(v) Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were approximately $0.5 million and $0.9 million during the 2009 and 2008 fiscal years, respectively, and were recorded as a component of selling and administrative expenses in the accompanying consolidated statements of operations.

(w) Fiscal Year

The Company uses a calendar fiscal year from January 1 to December 31.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168, now contained in FASB ASC 105, establishes the FASB Accounting Standards Codification TM (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification is effective for interim and annual periods ended after September 15, 2009. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. All guidance contained in the FASB ASC carries an equal level of authority; however there are standards that will remain authoritative until such time that each is integrated into the FASB ASC. The SEC also issues rules and interpretive releases that are also sources of authoritative GAAP for publicly traded registrants. All future references to non-SEC authoritative accounting literature will be referenced in accordance with the Codification. This Annual Report on Form 10-K contains references to the standards issued prior to the adoption of the Codification in order to assist with the transition.

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

FASB ASC 810-10-65-1, “Consolidation” (formerly SFAS No. 160), includes transition provisions that require ownership interests held by parties other than the consolidating parent company be presented separately within equity in the statement of financial position; the amount of consolidated net income be clearly identified and presented on the statements of operations; all transactions resulting in a change of ownership interest whereby the parent retains control be accounted for as equity transactions; and when a controlling interest is not retained by the parent,

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

any retained equity investment be valued at fair market value with a gain or loss being recognized on the transaction. The Company adopted such transition provisions under FASB ASC 810 on January 1, 2009, at which time the balance in “minority interest” was reclassified and presented as “noncontrolling interest” within stockholders’ equity (deficit) n the Company’s consolidated balance sheets, and the amount of consolidated net income was clearly identified and presented in the consolidated statements of operations for all periods presented. On December 31, 2009, the Company adopted FASB Accounting Standards Update (“ASU”) 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” which clarifies which transactions are subject to the decrease in ownership and deconsolidation guidance in FASB ASC 810-10. The adoption of these provisions of FASB ASC 810 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued disclosure transition provisions under FASB ASC 815-10-65-1, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (formerly SFAS No. 161). These provisions require companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. As a result of the adoption of these provisions, the Company has expanded its disclosures regarding derivative instruments and activities within Note 18.

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

In December 2007, the FASB issued revisions to FASB ASC 805, “Business Combinations” (formerly SFAS No. 141(R)), but retained the fundamental requirements of the original pronouncement requiring that the purchase method of accounting be used for all business combinations. Such revisions define the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. The revisions also require that acquisition-related costs be recognized separately from the acquisition and amends the goodwill impairment test requirements in FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142). The revisions amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. For a goodwill impairment test as of a date after the effective date of these revisions, the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under FASB ASC 805. This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of these revisions. This accounting is required beginning on January 1, 2009 for the Company, and applies to goodwill related to acquisitions accounted for before and after these revisions. The Company had $2.7 million of goodwill at December 31, 2009 related to previous business combinations. The adoption of these revisions did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued three pronouncements related to the fair value, recognition, impairment and presentation of certain assets and liabilities. FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (formerly FSP FAS No. 107-1 and APB 28-1) requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This pronouncement also requires those disclosures in summarized financial information at interim reporting periods. FASB ASC 320-10-65-1, “Recognition and Presentation of Other-Than Temporary Impairments” (formerly FSP FAS 115-2 and FAS 124-2) provides guidance on how to determine whether a security held as an available-for-sale, or held-to-maturity, security would be other-than-temporarily-impaired, and provides a methodology for determining whether the security is other-than-temporarily impaired. This pronouncement also requires the determination of the amount of impairment relating to the difference between the present value of cash flows expected to be collected and the amortized cost basis of the security (referred to as credit loss), which is reported in earnings in the period identified, and the amount of impairment related to other factors, which is reported in other comprehensive income and amortized into the impaired security over its remaining life. FASB ASC 820-10-65-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (formerly FSP FAS 157-4), provides guidance to help determine whether a market is inactive and to determine whether transactions in that market are not orderly. This pronouncement also requires additional disclosures in circumstances where an entity has determined that a market is inactive and transactions in that market are not orderly. Each of these FASB pronouncements is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these pronouncements did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events” (formerly SFAS No. 165), as amended by ASU 2010-09 in February, 2010, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events of transactions that occurred after the balance sheet date. FASB ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company has evaluated subsequent events in accordance with FASB ASC 855 through the date of filing of this Annual Report on Form 10-K.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

In December 2008, the FASB issued new disclosure guidelines contained in FASB ASC 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (formerly FSP FAS 132R- 1). These guidelines require more detailed disclosures regarding defined benefit pension plan assets, including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. These guidelines became effective for fiscal years ending after December 15, 2009. Upon initial application, these provisions are not required for earlier periods that are presented for comparative purposes. The Company has adopted FASB ASC 715-20-65-2 in this annual report for the year ended December 31, 2009.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 “Measuring Liabilities at Fair Value”, which amends FASB ASC 820 to provide guidance on accounting for the fair value measurement of liabilities. The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company has adopted ASU 2009-05 and the provisions of the new guidance did not have a material effect on its results of operations, financial position or liquidity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860-10-65-3, “Transfers and Servicing”, (formerly SFAS No. 166). FASB ASC 860-10-65-3 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10-65-3 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10-65-3 in fiscal 2010. Because the Company historically has not had significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on its consolidated results of operations, financial condition or cash flows.

In June 2009, the FASB issued FASB ASC 810-10-65-2, (formerly SFAS No. 167), which revised the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10-65-2 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10-65-2 in fiscal 2010 and the adoption of this standard is not expected to have a material impact on its consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU 2009-13, which amends ASC 605, “Revenue Recognition”, to revise accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for the Company beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and will have no impact on the Company’s consolidated financial statements.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Note 2 Business and Basis of Presentation

Formation of Company

On November 10, 2003, certain entities affiliated with Wilbur L. Ross, Jr., the chairman of the Company’s board of directors (“WLR”), completed the acquisition of substantially all the assets of Burlington Industries, Inc. out of Chapter 11 bankruptcy proceedings. WLR created a separate legal entity to consummate the acquisition, WLR Burlington Acquisition LLC (later renamed ITG Holdings, Inc., “ITGH”), which was wholly owned by three investment funds managed by WLR (WLR Recovery Fund II, L.P. (“WLR II”), Absolute Recovery Hedge Fund, Ltd., and Absolute Recovery Hedge Fund L.P., collectively, the “WLR Funds”). The WLR Funds are affiliates of Mr. Wilbur L. Ross, Jr. On March 12, 2004, WLR completed the acquisition of substantially all of the assets of Cone Mills Corporation out of Chapter 11 bankruptcy proceedings. Effective August 2, 2004, WLR Cone Mills Acquisition LLC was merged with and into WLR Burlington Acquisition LLC. Immediately following the Merger (defined below), WLR Burlington Acquisition LLC converted into a Delaware corporation under the name International Textile Group, Inc., which was subsequently renamed ITG Holdings, Inc. upon completion of the Merger. At that time, WLR also created International Textile Holdings, Inc. (“ITH”).

2006 Merger of ITGH and SCI

On October 20, 2006, ITGH and Safety Components International, Inc. (“SCI”) completed the merger (the “Merger”) of ITGH with and into a wholly owned subsidiary of SCI. Upon the effective time of the Merger, ITGH became a wholly owned subsidiary of SCI and SCI changed its name to International Textile Group, Inc. Subsequent to the Merger, ITGH was merged into the Company. At all times prior to the Merger, ITGH was a privately-owned company that was not subject to the informational or reporting requirements of the Securities Exchange Act of 1934. Since May 13, 2008, the Company’s common stock has been, to the Company’s knowledge, quoted on the over-the-counter under the symbol ITXN.PK on the Pink OTC Markets Inc., or “Pink Sheets,” electronic quotation system. Prior to that time, the Company’s common stock was eligible for quotation on the Over-the-Counter Bulletin Board. As a part of the Merger, shares of ITGH common stock were exchanged for shares of common stock of the SCI at a ratio of 1.4739 shares of ITGH common stock for one share of SCI common stock, resulting in the issuance of 11,363,783 additional shares of the Company’s common stock (the “Additional Shares”).

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

The Company accounted for the acquisition of the minority interest of ITGH using the purchase method of accounting in accordance with FASB ASC 805, “Business Combinations” (formerly SFAS No. 141(R)). Under these rules, the original minority interest effectively is purchased, and a new minority interest in a different subsidiary is created. Thus, for the portion of the Merger consideration that involved the exchange of SCI common stock for the minority interest of ITGH, the Company applied the purchase method of accounting, thereby recording a step up in basis of fixed assets in the amount of $9.0 million. This step up in basis was allocated to worldwide fixed assets based on their relative fair values and a related deferred tax liability of $1.9 million. The net amount included $3.9 million as the difference between the fair value of the minority interest’s 1,285,127 common shares of $18.8 million and the minority interest’s percentage of total stockholders’ equity at the acquisition date of $14.9 million, plus $3.2 million representing the fair value of vested stock options issued in connection with the Merger. The Company applied the provisions of FASB ASC 805 to the June 2008 balance sheet for the minority shares released from the escrow account at such date, which resulted in a step down in basis of property, plant and equipment in the amount of $1.9 million.

2007 BST Acquisition

On April 1, 2007, the Company completed the acquisition of BST U.S. Holdings LLC (f/k/a BST U.S. Holdings, Inc., “BST Holdings”, later renamed GST Holdings) from affiliates of WLR (the “BST Acquisition”) and certain other stockholders of BST Holdings. On December 8, 2006, BST Holdings had acquired the business and operations of BST Safety Textiles Holding GmbH (“BST Safety Textiles”). Pursuant to the agreement governing the BST Acquisition, the Company acquired all of the outstanding shares of BST Holdings in exchange for the issuance of 3,355,020 shares of Series A Preferred Stock of the Company. Prior to the BST Acquisition, affiliates of WLR owned approximately 98.1% of BST Holdings.

Former subsidiaries of the Company emerge from Bankruptcy on January 8, 2010 outside of ITG ownership

GST Holdings was a wholly owned subsidiary of the Company and was the holding company that directly or indirectly owned substantially all of the subsidiaries through which the Company’s automotive safety group operated (automotive airbag fabric and automotive airbag cushions businesses). GST Holdings and certain of its subsidiaries were parties to an Automotive Safety Facility, which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility, which approximated $199 million on an as-converted to U.S. dollar basis at maturity, were not repaid prior to, or upon, maturity.

On June 30, 2009 (the “Petition Date”), GST Holdings, all of its direct and indirect U.S. subsidiaries, including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., and Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors” or “GST”) filed voluntary petitions for relief under Bankruptcy Code in the Bankruptcy Court. With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the GST Bankruptcy

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Filing. As discussed below, the Company deconsolidated the Debtors and their subsidiaries on June 30, 2009 as a result of the GST Bankruptcy Filing since the Company did not expect that it would regain control of the Debtors. GST had managed their properties and operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court from June 30, 2009 through the end of 2009 and until January 8, 2010, when they emerged from bankruptcy. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and as of January 8, 2010, no longer had an ownership interest in GST.

The Company was not a Debtor in the GST Bankruptcy Filing and the operations of its other primary markets: bottom-weight woven apparel fabrics, certain automotive safety airbag fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, continued to operate in the ordinary course of business outside of the chapter 11 cases and process.

The Debtors and their subsidiaries have been included in the Company’s consolidated financial statements through June 30, 2009. After consideration of the guidance available in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 810, “Consolidation” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 94 and SFAS No. 160), FASB ASC 323 and FASB ASC 325, “Investments—Equity Method and Joint Ventures” and “Investments—Other,” respectively (formerly Accounting Principles Board Opinion No. 18), and FASB ASC 852, “Reorganizations” (formerly American Institute of Certified Public Accountants Statement of Position 90-7), ITG deconsolidated the Debtors and their subsidiaries as of June 30, 2009 as a result of the GST Bankruptcy Filing. Since the Petition Date, the Company did not expect that it would regain control of the Debtors following the reorganization and that loss of such control was, therefore, not temporary. Accordingly, the financial position, results of operations and cash flows of the Debtors and their subsidiaries have not been included in the Company’s consolidated financial statements as of and subsequent to June 30, 2009.

In accordance with FASB ASC 852, the propriety of the carrying amounts of intercompany receivables from the Debtors was evaluated as of June 30, 2009. Based on this evaluation, ITG and its non-debtor subsidiaries established allowances for potentially uncollectible intercompany notes and accounts receivable in the amount of $87.8 million. In addition, ITG recorded a reserve of $14.4 million against its investment in GST Holdings because ITG was an unsecured equity holder and did not expect to recover any of this investment. Based on these evaluations, the Company recorded a non-cash loss on deconsolidation of the Debtors of $102.2 million in June 2009.

Since the Petition Date, the Company also incurred legal costs of $1.8 million directly related to the Company’s status with respect to the GST Bankruptcy Filing, and recorded these costs as a component of the loss on deconsolidation of the Debtors in 2009.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

The following unaudited condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 and the unaudited condensed consolidated statements of operations and cash flows for the six months ended June 30, 2009 and the twelve months ended December 31, 2008 include the Debtors and their subsidiaries prior to their deconsolidation on June 30, 2009. The following unaudited condensed consolidated financial statements as of and for the twelve months ended December 31, 2008 are presented on a pro forma basis as if the April 2008 realignment and consolidation of certain of the Company’s automotive safety businesses into a single operating group had occurred on January 1, 2008.

Global Safety Textiles Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$29,911	$19,901
Accounts receivable, net	41,888	33,228
Sundry notes and receivables	3,606	2,508
Inventories	34,847	49,798
Deferred income taxes	1,679	1,043
Prepaid expenses	1,182	564
Other current assets	3,396	3,611

Total current assets	116,509	110,653
Property, plant and equipment, net	163,493	172,332
Intangibles and deferred charges, net	2,039	4,522
Goodwill	—	15,087
Deferred income taxes	78	2
Other assets	657	157

Total assets	$282,776	$302,753

Liabilities and Stockholder’s Deficit

Current liabilities:
Current maturities of bank debt and other long-term obligations	$199,025	$194,722
Notes payable to joint venture partners	780
Accounts payable	19,979	14,144
Notes and accounts payable to related parties	86,245	79,349
Sundry payables and accrued liabilities	32,782	19,062
Income taxes payable	105	841
Deferred income taxes	4	2

Total current liabilities	338,920	308,120
Long-term debt and other obligations, net of current maturities	797	31
Deferred income taxes	5,503	3,260
Notes payable to joint venture partners	—	1,501
Other liabilities	1,653	1,671

Total liabilities	346,873	314,583
Stockholder’s deficit:
Global Safety Textiles Holdings LLC’s stockholder’s deficit	(66,702)	(14,391)
Noncontrolling interests	2,605	2,561

Total stockholder’s deficit	(64,097)	(11,830)

Total liabilities and stockholder’s deficit	$282,776	$302,753

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Global Safety Textiles Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2009	Pro Forma Twelve Months Ended December 31, 2008
Net sales	$127,026	$376,264
Cost of goods sold	118,254	343,007

Gross profit	8,772	33,257
Selling and administrative expenses	11,296	27,239
Expenses associated with refinancing activities	12,781	—
Expenses associated with corporate realignment	—	7,362
Goodwill and other impairment charges	16,537	48,807

Loss from operations	(31,842)	(50,151)
Other expense:
Interest expense, net	(11,701)	(23,637)
Interest expense, related parties	(5,026)	(7,195)
Other expense	(2,499)	4,213

	(19,226)	(26,619)

Loss from operations before income taxes	(51,068)	(76,770)
Income tax benefit (expense)	(1,944)	5,442

Net loss	(53,012)	(71,328)
Less: net loss attributable to noncontrolling interests	62	481

Net loss attributable to Global Safety Textiles Holdings LLC	$(53,074)	$(71,809)

The pro forma adjustments related to the April 2008 internal corporate realignment increased net sales by approximately $46.7 million and reduced net loss by approximately $9.5 million for the twelve months ended December 31, 2008.

Global Safety Textiles Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2009	Pro Forma Twelve Months Ended December 31, 2008
OPERATIONS
Net loss	$(53,012)	$(71,328)
Adjustments to reconcile net loss to cash provided by operations	61,023	77,802

Net cash provided by operating activities	8,011	6,474
INVESTING
Net cash used in investing activities	(1,528)	(2,098)
FINANCING
Net cash provided by financing activities	3,893	10,234
Effect of exchange rate changes on cash and cash equivalents	(366)	(2,708)

Net change in cash and cash equivalents	10,010	11,902
Cash and cash equivalents at beginning of period	19,901	7,999

Cash and cash equivalents at end of period	$29,911	$19,901

The pro forma adjustments related to the April 2008 internal corporate realignment increased the net change in cash and cash equivalents by approximately $5.0 million for the twelve months ended December 31, 2008.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Prior to the deconsolidation of the Debtors on June 30, 2009, the Debtors incurred and paid expenses of $12.8 million consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the Automotive Safety Facility. Prior to the GST Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential financing arrangements and alternatives; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan, and therefore these costs were expensed as incurred. In April 2008, the Company completed an internal corporate realignment of certain of its operating entities that resulted in the consolidation of certain automotive safety businesses into a single operating group. The Company incurred expenses of $7.4 million in 2008 associated with this realignment consisting primarily of legal, consulting and banking fees, including related modifications to its various financing agreements.

The Company supplies limited services to GST through a Transition Services and Settlement Agreement dated November 24, 2009. The Transition Services and Settlement Agreement is effective through and including December 31, 2010, unless terminated, as provided by the agreement, upon no less than thirty (30) days’ prior written notice to the Company. Fees billed under the Transition Services and Settlement Agreement are not significant.

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	December 31, 2009	December 31, 2008

Inventories at FIFO:
Raw materials	$12,348	$36,159
Work in process	34,579	46,867
Finished goods	44,735	73,809
Dyes, chemicals and supplies	14,553	16,900

	106,215	173,735

Excess of FIFO over LIFO	(7,626)	(13,747)

Total	$98,589	$159,988

Inventories valued using the LIFO method comprised approximately 53% and 38% of consolidated inventories at December 31, 2009 and 2008, respectively.

Note 4 Investments in and Advances to Unconsolidated Affiliates

The Company owns 50% of each of Summit Yarn LLC and Summit Yarn Holdings (together, “Summit Yarn,” a joint venture formed to build and operate a cotton open-end and ring spun yarn manufacturing facility in Mexico). The Company also owns 49% of NxGen Technologies, LLC (“NxGen”), which is in the business of designing airbags, airbag systems and inflator units.

The aggregate summarized unaudited financial information of the Company’s investments in unconsolidated affiliates is set forth below (in thousands).

	December 31, 2009	December 31, 2008

Current assets	$11,020	$10,956
Noncurrent assets	8,860	9,742
Current liabilities	1,461	451
Noncurrent liabilities	75	62
Net sales	42,589	50,677
Gross profit	3,698	1,437
Net income (loss)	2,758	(47)

The Company assigned no values to noncurrent assets acquired in connection with the formation of ITG Holdings, Inc. (except for noncurrent assets applicable to minority interest) due to the existence of negative goodwill in accordance with GAAP (see Note 2). Accordingly, no value

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

was assigned to the Company’s noncurrent investments in unconsolidated affiliates. At December 31, 2009 and 2008, the Company’s recorded investment in Summit Yarn was approximately $8.9 million less than the value of its interest in Summit Yarn equity due to the above referenced purchase accounting adjustments.

Note 5 Property, Plant, and Equipment, net

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2009	December 31, 2008

Land and land improvements	$3,469	$10,782
Buildings	76,767	134,309
Leasehold improvements	1,823	1,250
Machinery and equipment	204,625	345,632
Construction in progress	4,041	43,581
Equipment under capital leases	13,601	13,443

	304,326	548,997

Less:
Accumulated depreciation	74,229	125,635

	$230,097	$423,362

Depreciation and amortization expense related to property, plant and equipment was $33.6 million and $43.3 million for the 2009 and 2008 fiscal years.

During the quarter ended September 30, 2009, the Company identified a group of ring-spinning assets located at the Company’s White Oak plant for disposition via sale to a third-party. The total estimated resale value was compared to the recorded net book value of the assets to be disposed, resulting in an impairment loss of $0.4 million which was recognized during the quarter ended September 30, 2009. In addition, the Company recorded an impairment charge of $1.9 million in December 2008 related to assets at the White Oak denim plant (due to its decision to eliminate all ring-spinning operations and reduce its weaving capacity to adjust to current demand) and $1.9 million related to the Burlington Finishing plant (due to reduced capacity and current and expected future losses resulting from a weak apparel retail market), both in the bottom-weight woven apparel fabrics segment.

In December 2008, the Company was notified of the closing of the cut/sew/laundry operation owned by a significant customer of Cone Denim de Nicaragua in Central America, and the Company believes that no similar cut/sew/laundry operations are likely to be established or developed in the near future in that region. This situation, which reflects a continuing deterioration of the Central American supply chain for apparel products, coupled with the difficult economic environment, represented a significant adverse change in business climate in the fourth quarter of 2008 that required the Company to perform a test of recoverability of the value of the long-lived assets in the Company’s bottom-weight woven apparel fabrics segment as of December 31, 2008 pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS No. 144). The Company recorded a non-cash impairment charge of $53.0 million in the bottom-weight woven apparel fabrics segment as the amount by which the carrying amount of the asset group exceeded the estimated fair value of such assets as measured by the present value of expected future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider; the fair value was determined using a WACC of approximately 12% that considered such factors as the risk free rate of return, cost of debt, country specific risk and expected equity premium. The income approach has been determined to be the most representative because there was not an active market for the sale of the textile assets or businesses within Nicaragua or for the Company’s equity or debt securities. Such non-cash charge primarily reduced the carrying amount of the segment’s buildings, machinery and equipment and was recorded in “Goodwill and other impairment charges” in the 2008 consolidated statement of operations.

The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets. Any further decline in economic conditions could result in future additional impairment charges with respect to the Company’s long-lived assets such as property, plant and equipment.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Note 6 Goodwill, Intangible Assets and Deferred Charges

Goodwill, intangible assets and deferred charges are comprised of the following (in thousands):

		December 31, 2009			December 31, 2008
	Range of Life (Years)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net

Goodwill	N/A	$2,740	$—	$2,740	$17,827	$—	$17,827

Other intangible assets	N/A	$200	$—	$200	$200	$—	$200
Amortizable intangible assets and deferred charges:
Patents	13-18	—	—	—	5,343	(3,261)	2,082
Customer relationships	5-6	—	—	—	8,599	(7,352)	1,247
Deferred financing costs	2-7	5,846	(2,805)	3,041	15,926	(10,176)	5,750
Other	4.5	100	(100)	—	100	(77)	23

Total		$6,146	$(2,905)	$3,241	$30,168	$(20,866)	$9,302

Impairment charges related to goodwill and other intangible assets are reflected in “Goodwill and other impairment charges” in the accompanying consolidated statements of operations. Such charges have no impact on the Company’s cash flows or liquidity. The following table reflects the changes in the net carrying amount of goodwill (in thousands):

	Automotive Safety Segment	Commission Finishing Segment	Total Goodwill

Balance at December 31, 2007:
Goodwill	$51,665	$2,740	$54,405
Accumulated impairment losses	—	—	—

Total goodwill	51,665	2,740	54,405

Changes during the period:
Impairment losses	(34,971)	—	(34,971)
Foreign currency translation adjustments	(1,607)	—	(1,607)

Balance at December 31, 2008:
Goodwill	50,058	2,740	52,798
Accumulated impairment losses	(34,971)	—	(34,971)

Total goodwill	15,087	2,740	17,827

Changes during the period:
Impairment losses	(15,087)	—	(15,087)

Balance at December 31, 2009:
Goodwill	50,058	2,740	52,798
Accumulated impairment losses	(50,058)	—	(50,058)

Total goodwill	$—	$2,740	$2,740

The Company reviewed the recoverability of goodwill and other indefinite-lived intangibles as of September 30, 2008. Goodwill at September 30, 2008 was primarily related to the automotive safety segment and to a lesser extent the commission finishing segment. The estimation of the fair value of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived WACC, which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is no active trading market for the Company’s equity or debt

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

securities. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142). The determination of future cash flows was based on the businesses’ plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. Our estimates included external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the current cost structure and anticipated cost reductions. We employed a WACC approach to determine our discount rate of approximately 12% for goodwill recoverability testing. Our WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and additional impairment of assets might be required to be recorded. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment experienced decreased operating results and cash flows in the quarter ended September 30, 2008, greater than those previously anticipated in 2008 operating forecasts, and such decreases were estimated to continue into fiscal 2009. Based on the results of the review performed as of September 30, 2008, it was estimated that the fair value of the goodwill assigned to the automotive safety reporting unit was less than the carrying value on the consolidated balance sheet as of September 30, 2008, and accordingly the Company recognized a pre-tax non-cash impairment charge of $16.0 million in the quarter ended September 30, 2008. Additionally, it was determined that there was no impairment of the goodwill assigned to the commission finishing reporting unit or any impairment to the finite-lived intangible assets as of September 30, 2008.

Based on the further weakening of the macro-economic business environment during the fourth quarter of 2008 and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the European region, the Company completed an additional assessment of its goodwill and other intangible assets carrying values associated with the automotive safety segment for impairment as of December 31, 2008. Using similar methods noted in the previous paragraph, the Company estimated that certain of its then recorded value of goodwill and other intangible assets related to customer contracts had been further impaired and recognized an additional non-cash impairment charge of $27.9 million in the fourth quarter of fiscal 2008.

Based on the further weakening of the macro-economic business environment and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the U.S. region since the completion of the Company’s 2008 annual review for assessments and impairments, during the six months ended June 30, 2009 the Company completed additional assessments for impairment of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which has led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment continued to experience decreased operating results and cash flows. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill and intangible assets assigned to the automotive safety unit were each zero and, accordingly, the Company recognized pre-tax non-cash impairment charges of $15.1 million for goodwill and $1.0 million for its intangible asset related to customer relationships in the quarter ended March 31, 2009 to write-off the entire remaining carrying values as of March 31, 2009. No additional impairment charges resulted from the Company’s assessments in the quarter ended June 30, 2009. On June 30, 2009, the Company deconsolidated the Debtors and their subsidiaries as a result of the GST Bankruptcy Filing (see Note 2); accordingly, the accompanying consolidated balance sheet as of December 31, 2009 contains no goodwill or intangible assets associated with the automotive safety segment.

The estimation of the fair value as of March 31, 2009 was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived WACC, which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there was not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350. The determination of future cash flows was based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. In determining such rates, the Company used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing. The Company’s WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, were used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and an additional impairment of assets might have been required to be recorded.

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

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

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

The remaining goodwill balance at December 31, 2009 of $2.7 million relates to the commission finishing segment and required no impairment as a result of the Company’s annual evaluation as of October 1, 2009.

The following table reflects the changes in the net carrying amount of other intangible assets (in thousands):

Other Intangible Assets
Balance at December 31, 2007	$28,585
Payment of financing fees	432
Write-off of deferred financing fees	(606)
Amortization	(9,230)
Impairment charges	(8,872)
Foreign currency translation adjustments	(1,007)

Balance at December 31, 2008	9,302
Payment of financing fees	1,538
Write-off of deferred financing fees	(348)
Amortization	(4,127)
Impairment charges	(1,028)
Foreign currency translation adjustments	(57)
Deconsolidation of debtors	(2,039)

Balance at December 31, 2009	$3,241

Amortization expense for intangibles and deferred charges for the 2009 and 2008 fiscal years was $4.1 million and $9.2 million, respectively. The estimated amortization expense for definitive-lived intangibles and deferred charges, based on current balances, for the next five years, and thereafter, is as follows (in thousands):

2010	$1,942
2011	804
2012	109
2013	93
2014	93
Thereafter	—

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Note 7 Sundry Payables and Accrued Liabilities

The major categories of sundry payables and accrued liabilities are as follows (in thousands):

	December 31, 2009	December 31, 2008

Accrued salaries and benefits	$7,157	$9,420
Reserves related to restructuring and early retirement severance and benefits	1,142	5,570
Accrued interest	573	6,589
Reserve for loss on firm purchase commitments	209	6,447
Foreign currency derivatives	—	3,022
All other	13,767	17,289

Total	$22,848	$48,337

Note 8 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Revolving loans:
ITG, Inc.	$26,831	$34,856
Global Safety Textiles Holdings LLC	—	18,637
Global Safety Textiles Acquisition GmbH	—	3,524
Term loans:
Burlington Morelos S.A. de C.V.	7,595	10,229
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	10,878	11,861
ITG-Phong Phu Joint Venture	22,300	22,327
Cone Denim de Nicaragua	37,764	37,000
Global Safety Textiles Acquisition GmbH	—	172,242
Other:
Senior subordinated notes	45,789	103,854
Senior subordinated notes - related party	80,894	—
Unsecured subordinated notes - related party	71,873	60,300
Capitalized lease obligations	10,144	11,172
Notes payable to joint venture partners	2,940	4,441
Other notes payable	12	24

Total long-term debt	351,962	525,409

Less: current portion of long-term debt	(50,801)	(364,200)

Total long-term portion of debt	$301,161	$161,209

As of December 31, 2009, aggregate maturities of long-term debt for each of the next five years were as follows: $50.8 million in 2010, $185.3 million in 2011, $92.7 million in 2012, $17.9 million in 2013 and $5.3 million in 2014. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described below, the Company has classified the entire amount of such debt, $37.8 million, as current as of December 31, 2009.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Revolving and Term Loans

On December 29, 2006, the Company and certain of its subsidiaries entered into a Bank Credit Agreement and a Term Loan Agreement with GECC and certain other signatories thereto, each with original maturity dates of December 29, 2009. The Bank Credit Agreement provides for a revolving credit facility (the “Revolving Credit Facility”), including a letter of credit sub-facility, in the aggregate amount of up to $87.5 million through December 22, 2009. Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. The Term Loan Agreement provides for a term loan in the original amount of $15.0 million between the Company, its wholly owned subsidiary Burlington Morelos S.A. de C.V. (“Burlington Morelos”) and GECC and certain other signatories thereto. The Term Loan contains original repayment terms of $0.3 million per quarter beginning in March 2007, with final payment of the then outstanding principal balance due at maturity.

On December 22, 2009, the Company and the lenders under the Bank Credit Agreement entered into the Limited Waiver and Amendment No. 18 (the “Credit Agreement Amendment”) to the Bank Credit Agreement. The Credit Agreement Amendment provided for, among other things: (i) the extension of the maturity date for all outstanding borrowings under the Bank Credit Agreement from December 29, 2009 to March 31, 2011; (ii) the permanent waiver from the then-existing default with respect to the opinion of the Company’s independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 31, 2008; (iii) a reduction in the revolving credit facility, including the letter of credit sub-facility, thereunder, from $87.5 million to an aggregate principal amount of $75.0 million; (iv) the imposition of a LIBOR floor on borrowings outstanding; and (v) certain other changes in the borrowing base and the requirement to repay certain borrowings outstanding with the proceeds from any sale of certain assets. See “Accounting for Modifications of Certain Debt Instruments” below.

Also on December 22, 2009, the Company, Burlington Morelos, and the lenders under the Term Loan Agreement entered into Amendment No. 6 (the “Term Loan Agreement Amendment”). The Term Loan Agreement Amendment provided for, among other things: (i) an extension of the maturity date of the Term Loan Agreement from December 29, 2009 to March 31, 2011; (ii) the imposition of a LIBOR floor on borrowings outstanding; (iii) a principal payment of $1.6 million on December 22, 2009; and (iv) the imposition of certain requirements to repay borrowings outstanding thereunder with the proceeds from any sale of certain assets. See “Accounting for Modifications of Certain Debt Instruments” below.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement are currently secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The obligations of Burlington Morelos under the Term Loan Agreement are secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone. At December 31, 2009, there was $26.8 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.6% and $7.6 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.0%. The Revolving Credit Facility requires the payment of a commitment fee of 1.0% annually, depending on amounts borrowed, payable monthly.

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. At December 31, 2009, the Company had approximately $17.9 million of availability and $31.4 million of average adjusted availability. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At December 31, 2009, average adjusted availability was approximately $31.4 million and availability was $17.9 million, and the Company was not subject to such restrictions;

•

If availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at December 31, 2009, however, if such ratio was applicable, the Company would have been able to comply therewith as of such date; and

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, certain funds affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board, could be requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of the Support Agreement. Furthermore, if availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

In the event that the Company had been required to comply with the fixed charge coverage ratio at December 31, 2009, the Company would have been in compliance with such fixed charge coverage ratio. If the Company is required to, but not able to comply with the fixed charge coverage ratio in the future, and assuming no modifications or amendments to, or waivers from, the coverage ratio compliance requirement, the lenders under the Bank Credit Agreement could discontinue lending and accelerate the payment of the related debt, and this could allow

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

lenders under the Company’s other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes, as defined below) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations. As described above, however, below certain levels of availability, the lenders under the Bank Credit Agreement could request certain funds affiliated with Wilbur L. Ross, Jr. to provide certain amounts under the Support Agreement.

GST Holdings and certain of its subsidiaries were parties to the Automotive Safety Facility which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility were not repaid prior to, or upon, maturity. See Note 2 for further discussion.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.3% at December 31, 2009. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from Chinese financial institutions in the amount of $24.4 million at December 31, 2009. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have advanced unsecured non-interest bearing loans totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the Company’s consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partners.”

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange rate changes. The term loan is to be repaid in equal quarterly installments from November 2009 to August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2009, outstanding borrowings under this facility were $10.9 million with a weighted average interest rate of 4.4%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company and additional collateral was required in the form of letters of credit from the Company during the construction phase in the amount of draws on the loan. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments beginning in February 2010. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans outstanding under this agreement. At December 31, 2009, $22.3 million was outstanding under this facility with a weighted average interest rate of 7.0%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans are to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized as senior loans, and accrued interest thereon is required to be paid either as originally scheduled, or for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. At December 31, 2009, $37.0 million of senior loans with an interest rate of 4.7%, and $0.8 million of junior loans were outstanding under this facility. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). As described elsewhere herein, in light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, the Company is evaluating strategic alternatives for CDN’s facility and has temporarily idled the facility until such decisions have been finalized. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waives through June 15, 2010 any rights or remedies available to the lenders related to any claimed material adverse change (as defined) in CDN resulting from the Company’s idling of that facility or the failure to meet certain financial ratio covenants in the agreement. Further, as a result of the accumulated losses of CDN, the creditors thereof are granted certain additional rights pursuant to Nicaraguan law, including certain rights with respect to the dissolution of CDN. The Company continues to evaluate all of its options related to the amendment and waiver agreement that expires June 15, 2010. The Company will likely not meet certain financial ratio covenants in the agreement upon the expiration of the current waiver, without an appropriate cure, as defined in the amendment and waiver agreement. Although the Company believes the loan is adequately secured, assuming

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

an orderly disposition if needed, there can be no assurances that an accelerated schedule of loan payments outside of the current principal payment requirements can be met. Because of the uncertainties related to the potential acceleration of the CDN term loan, the Company has classified the entire amount of such debt, $37.8 million, as current as of December 31, 2009.

Senior Subordinated Notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”) with an original interest rate of 18.0% per annum. Such rate was subject to periodic increases if the Company had not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes the “Note Purchase Agreement”) of its debt and/or equity securities on or before certain dates beginning on December 6, 2008. The Company did not complete a Qualified Issuance by December 6, 2008 and the interest rate increased to 20% on that date under the terms of the Notes. Under the terms of the Notes, the interest rate increased by an additional 1.0% per annum on June 6, 2009 and on December 6, 2009 since a Qualified Issuance did not take place on or before such dates. As the Company was not in compliance with certain covenants under the terms of the Notes (related to the automotive safety business) during the first quarter of 2009, the interest rate increased by 2.5% beginning on February 20, 2009. On December 22, 2009, the Company entered into Amendment No. 3 (the “Note Purchase Agreement Amendment”) to the Notes. Specifically, the Note Purchase Agreement Amendment: (i) reduced the interest rate on the Notes to 12% per year, effective after September 30, 2009; (ii) waived the covenant and related defaults thereunder relating to certain of the Company’s subsidiaries engaged in the automotive safety business (the “Automotive Safety Business”) occurring prior to the effective date of the Note Purchase Agreement Amendment; (iii) amended the minimum EBITDA (as defined therein) requirement and the Leverage Ratio (as defined therein) required to be maintained thereunder; and (iv) provides for modifications to certain terms of the Note Purchase Agreement to give effect to the GST Bankruptcy Filing and the Company’s loss of ownership and control of the Debtors, including (A) eliminating the requirement that the Company comply with a debt coverage ratio that primarily related to the Automotive Safety Business and (B) changing certain definitions that relate to, or include, the Automotive Safety Business. See “Accounting for Modifications of Certain Debt Instruments” below.

In September 2009, certain entities affiliated with Wilbur L. Ross, Jr., the chairman of the board of directors of the Company (collectively, the “WLR Affiliates”), purchased from the Note holders certain of the Notes with an original face amount of $40.0 million. In connection with the entry into the Note Purchase Agreement Amendment discussed above, the WLR Affiliates purchased from the holders of the Notes $17.5 million of the original Notes, representing PIK Interest (defined below), with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to the Tranche A Notes held by the other holders of outstanding Notes. The outstanding amount of such Tranche B Notes ($80.9 million at December 31, 2009, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s consolidated balance sheet at December 31, 2009. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (“PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, 50% of the then-outstanding PIK Interest and 50% of the accrued but unpaid interest on the Tranche A Notes will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, 75% of the then-accrued but unpaid interest on the Notes will be payable in cash, and the remaining portion will continue to be payable in-kind.

At December 31, 2009, $126.7 million aggregate principal amount of the Notes was outstanding (of which $80.9 million was held by the WLR Affiliates, including interest that has been converted to principal), at an interest rate of 12.0%. The Note Purchase Agreement contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the Note Purchase Agreement imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Note Purchase Agreement currently provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted to secure the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The right of the holders of the Notes to receive payment in respect of the Notes is subordinated to the right of the lenders under the Bank Credit Agreement and Term Loan Agreement to receive payment.

Unsecured Subordinated Notes—Related Party

As of December 31, 2009, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2009, $71.9 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Debt Covenant Compliance

At December 31, 2009, the Company was in compliance with, or has obtained waivers for, the covenants imposed by its principal credit facilities. Any failure in the future by the Company to stay in compliance without obtaining the necessary waivers or modifications, or refinancings with respect to its debt agreements, or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Accounting for Modifications of Certain Debt Instruments

Under FASB ASC 470-60-55-8 (formerly EITF 02-4) and FASB ASC 470-60 (formerly SFAS 15 and EITF 02-4), management was required to apply significant judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the modifications of debt described above. Based on these analyses and after the consideration of the applicable accounting guidance, management concluded that:

1.	A write-off of unamortized deferred financing fees related to the Credit Agreement Amendment was not required; new fees paid to creditors and to third parties of $1.0 million were capitalized as deferred financing fees and will be amortized over the term of the new arrangement.

2.	The modification of terms in the Term Loan Agreement Amendment was not a significant modification that would require recognition of a gain or loss on the extinguishment of debt. New fees paid to creditors of $0.1 million were capitalized as deferred financing fees and will be amortized over the term of the new arrangement. New third party fees related to this amendment were not significant.

3.	The modification of terms in the Note Purchase Agreement Amendment for the Senior Subordinated Notes resulted in the debt remaining on the books at its carrying value with no write-off of the related unamortized deferred financing fees. No new fees were paid to the creditors, and new third party fees of $0.1 million were expensed as incurred.

Short-Term Borrowings

Various subsidiaries of the Company had short-term borrowing arrangements with certain institutions in the aggregate amount of $46.0 million at December 31, 2009 and $43.2 million at December 31, 2008, with weighted average interest rates of 6.6% and 7.6%, respectively. The borrowings consist of lines of credit and other short-term credit facilities related primarily to our international operations and are used to fund working capital requirements within the respective subsidiaries.

Other

The Company capitalizes interest cost as a component of the cost of construction in progress. Such capitalized interest is included in capital expenditures in the consolidated statements of cash flows. The following is a summary of interest cost incurred during 2009 and 2008 (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008

Interest cost charged to income	$61,059	$60,054
Interest cost capitalized	—	4,464

Total interest cost incurred	$61,059	$64,518

Guarantees

FASB ASC 460, “Guarantees” (formerly FASB Interpretation No. 45), provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2009, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2009 or 2008.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Note 9 Leases

As of December 31, 2009, minimum future obligations under capital leases and noncancelable operating leases were as follows (in thousands):

	Capital leases	Operating leases

2010	$5,101	$3,415
2011	2,755	3,134
2012	2,177	2,990
2013	1,936	1,898
2014	801	1,790
Later years	—	1,522

Total minimum lease payments	12,770	$14,749

Less interest portion of payments	2,626

Present value of future minimum lease payments	$10,144

Capital leases are primarily for production machinery and equipment. Interest rates are imputed at 3.0% to 13.6%. Operating leases pertain to office facilities and a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For the 2009 and 2008 fiscal years, rental expense for all operating leases was $6.2 million and $6.8 million, respectively.

Note 10 Income Taxes

The Company files a consolidated U.S. federal income tax return with International Textile Group, Inc. as the parent company. The Company also has subsidiaries operating in various jurisdictions outside the United States and files income tax returns in the required jurisdictions. In certain foreign jurisdictions, the Company’s subsidiaries operate under a tax holiday program that provides a complete or a reduced tax rate for a designated period of time. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions.

As described in Note 2, the Debtors and their subsidiaries were deconsolidated on June 30, 2009 for financial reporting purposes under GAAP. Seven of the nine Debtor entities are U.S. companies, of which four are limited liability companies and are therefore disregarded under U.S. income tax rules. All of the operations of these U.S. Debtor entities are included in the Company’s 2009 income tax provisions through June 30, 2009 and in the Company’s tax return filings through December 31, 2009 resulting in an increase to the Company’s U.S. federal and certain state net operating loss carryforwards. On January 8, 2010, the plan of reorganization of the Debtors was deemed effective and resulted in an asset sale under the U.S. tax rules. As such, all deferred tax items related to the Debtors and their subsidiaries will be realized upon execution of the sale transaction in the first quarter of 2010. Therefore, the Company retains the benefit of all net operating losses generated through January 8, 2010 related to the Debtors and their subsidiaries. The Company’s net operating loss carryforwards also include all deferred tax items realized in the Debtor sale transaction. Taxable income or loss generated by the Debtors’ foreign entities remain with such foreign entity and therefore are not included in the following income tax disclosures of the Company. No cash income taxes are expected to result from the Debtor sale transaction or as a result of Debtor’s U.S. operations being included in the 2009 tax filings of the Company.

The sources of loss from operations before income taxes and equity in income of unconsolidated affiliates were as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008

United States	$(169,387)	$(83,247)
Foreign	(36,349)	(168,620)

Total	$(205,736)	$(251,867)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Total income tax expense was allocated as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008

Loss from operations	$6,144	$1,135
Capital in excess of par value	—	—
Comprehensive loss	—	—

Total	$6,144	$1,135

Income tax expense (benefit) attributable to loss from operations consisted of (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008

Current:
United States	$133	$(51)
Foreign	5,191	3,016

Total current	5,324	2,965

Deferred:
United States	—	(366)
Foreign	820	(1,464)

Total deferred	820	(1,830)

Total	$6,144	$1,135

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Income tax expense for 2009 and 2008 is different from the amount computed by applying the U.S. federal income tax rate of 35% to loss from operations before income tax expense is shown as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008
U.S. federal tax at statutory rate	$(72,007)	$(88,153)
State income taxes, net of federal effect	(1,379)	(2,261)
Foreign rate differential	12,551	41,305
Change in uncertain tax positions	866	830
Effect of changes in tax laws	3,742	—
Reconciliation of prior year provision to tax returns filed	(914)	5,137
Foreign earnings (losses) taxed in the U.S.	2,292	(245)
Goodwill Impairment	1,715	7,875
State tax credits	60	314
Deconsolidation Adjustment	35,267	—
Other	3,109	3,237
Change in valuation allowances	20,842	33,096

	$6,144	$1,135

On December 7, 2009, Mexico published the 2010 Mexican Tax Reform Bill. The primary provisions in this law that impact the Company include an increase in the Mexican income tax rate from 28% to 30%, effective January 1, 2010, as well as the recapture of certain consolidation benefits described below. The impact of the application of the tax rate change on gross deferred income tax items is largely offset by a corresponding increase in the Company’s deferred tax valuation allowance, the net effect of which had an insignificant impact on the Company’s 2009 deferred income tax expense. For consolidated tax returns in Mexico, entities with a taxable loss were previously required to generate taxable income within ten years of generating such a loss; otherwise the loss must be recaptured for tax purposes. The 2010 Mexican Tax Reform Bill reduced this ten year period to five years. As this provision is an acceleration of a tax recapture, rather than an incremental tax recapture, there is no impact on the Company’s consolidated statement of operations in 2009 because the related effect has been accounted for as an uncertain tax position with 100% of the benefit not realized since the loss companies are not expected to generate income within the recapture periods. Under the new law, accumulated loss benefits through 2004 must be recaptured in 2010, however this tax recapture is payable over five years beginning in 2010. All losses subject to recapture after 2004 will follow the new five year recapture rule. A second tax recapture that is required by the 2010 Mexican Tax Reform Bill is the amount by which the separate company “Cuenta de Utilidad Fiscal Neta” (“CUFIN”) exceeds the consolidated group’s CUFIN. The CUFIN computation determines the amount of earnings that may be distributed as a dividend free of additional Mexican corporate income taxes. The differences as of 2004 must be recaptured in 2010 and paid over a five year period beginning in 2010. All differences after 2004 will follow the five year recapture rule. The Company’s 2009 consolidated income tax expense increased by approximately $3.7 million as a result of these new provisions related to recapture of consolidation benefits in Mexico.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

The temporary basis differences that gave rise to deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	December 31, 2009		December 31, 2008
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets
Fixed assets	$—	13,249	$—	$13,030
Bad debt reserves	512	—	8,787	—
Inventories	—	—	223	—
Reserve for future expenses	726	456	3,555	562
Employee benefits	479	5,675	774	5,629
Unconsolidated affiliates	671	—	1,317	—
Net operating loss and credit carryforwards	—	96,948	—	110,220
Goodwill and other intangibles	—	—	—	640
Intercompany payables with foreign affiliates	8,403	—	—	—
Other	205	649	1,120	8,299
Valuation allowances	(9,782)	(105,770)	(11,528)	(116,622)

Subtotal	1,214	11,207	4,248	21,758

Deferred tax liabilities
Fixed assets	—	(1,799)	—	(17,673)
Inventories	(538)	—	(1,894)	—
Goodwill and other intangibles	—	(315)	—	—
Nonpermanently invested foreign earnings	—	(7,141)	—	(5,036)
Other	(1,893)	(117)	(3,176)	(645)

Subtotal	(2,431)	(9,372)	(5,070)	(23,354)

Total	$(1,217)	$1,835	$(822)	$(1,596)

Gross deferred tax assets as of December 31, 2009 were reduced by valuation allowances of $115.6 million for the portions of tax benefits that management considers it is more likely than not that some or all of its deferred tax assets will not be realized. The valuation allowance was reduced by $12.6 million during 2009 primarily due to the removal of deferred taxes related to the Debtors and their subsidiaries as a result of their deconsolidation on June 30, 2009 (see below for a discussion of the tax treatment of the Debtors’ deferred tax items), partially offset by the increases in tax loss carryforwards generated in the U.S. and net deferred tax assets that management believes the ultimate recognition of which is less likely than not. The impact on deferred tax assets related to the removal of the Debtors was approximately $33.0 million, of which $4.5 million was related to foreign deferred tax assets that will not remain with the Company. Excluding the impact on deferred tax assets related to the removal of the Debtors, the valuation allowance increased by approximately $20.0 million in 2009. In determining whether it is more likely than not that deferred tax assets would be realized, the Company evaluates various sources of expected future taxable income such as the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing taxable temporary differences and carryforwards, taxable income in prior carryback years, and tax planning strategies. The Company believes that the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

Deferred taxes reflected above exclude those related to the Debtors. As discussed above, the deferred tax benefits of the U.S. Debtor entities that were deconsolidated on June 30, 2009 for financial reporting purposes remain with the Company including net operating losses through the date of the Debtor asset sale transaction on January 8, 2010 including the tax effect from that transaction. The resulting net deferred asset related to the Debtors that remains with the Company is expected to increase from the December 31, 2009 estimated amount of $28.2 million as a result of the Debtor asset sale transaction on January 8, 2010; however, management does not currently have the necessary information related to the Debtor asset sale transaction described above to provide a reasonable estimate of this increase. The ultimate tax will be determined based on and upon a final agreement between the Company and the new owners of the Debtors. The entire amount of this ultimate benefit will be reduced by a valuation allowances as management believes that it is more likely than not that it will not be realized. The benefit will be reflected in the form of additional net operating loss carryforwards since, after the Debtor asset sale transaction, all net deferred tax benefits will be realized and become part of the Company’s cumulative net operating loss carryforward. This net operating loss carryforward related to the Debtors will be combined with the Company’s net operating loss carryforwards in 2010, which have a full valuation allowance. Therefore, at the time of the Debtor asset sale transaction, it is expected that there will be no net income tax effect on the Company’s financial statements. Inclusive of the deferred tax benefit related to the Debtors, the valuation allowance on the Company’s deferred tax assets, which considers net operating losses of the Company and the Debtors through 2009, is expected to increase from the December 31, 2009 amount of $143.8 million as a result of the Debtor asset sale transaction on January 8, 2010; however, management currently does not have the necessary information to provide a reasonable estimate of this increase.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

The Transition Services and Settlement Agreement includes a Tax Matters Addendum (“the Tax Sharing Agreement”). The Tax Sharing Agreement defines certain tax responsibilities that GST will accept, certain responsibilities that will remain with ITG, responsibilities for tax payments and a cooperation to share information as needed so that tax filings can be made both timely and accurately. Information will also be shared as needed to defend any tax examination and ultimate assessment. ITG will file all U.S. tax returns for U.S. Debtors through January 8, 2010 (all Debtors excluding Global Safety Textiles Acquisition GMBH and GST Widefabric International GMBH), including income and transaction taxes, but not property taxes. ITG will pay all U.S. taxes resulting from the consolidated or combined filings and GST will be responsible for all other U.S. taxes resulting from the transaction as well as any non-U.S. taxes. Any ITG current tax payment responsibility under the Tax Sharing Agreement is not expected to be material. It is expected that the Tax Sharing Agreement will survive as needed even after the Transition Services and Settlement Agreement expires or is terminated by participant actions.

FASB ASC 740-10-25, “Income Taxes – Other Considerations or Special Areas – Recognition” (formerly APB Opinion No. 23), states that all earnings of a foreign subsidiary are presumed to represent temporary differences in income recorded for financial reporting purposes and taxable income (and therefore requires deferred tax liabilities to be recorded) unless management asserts that the subsidiary has invested, or will invest, its undistributed earnings indefinitely in foreign jurisdictions. If this assertion can be supported, such temporary difference is treated as a permanent difference, and no deferred tax liability is required to be recorded. The indefinite reinvestment assertion is made by the Company on a subsidiary-by-subsidiary basis. The Company maintains that the undistributed earnings of the majority of its foreign subsidiaries and majority owned corporate joint ventures will be indefinitely reinvested in foreign jurisdictions; therefore no deferred tax liability has been recorded with respect to these subsidiaries’ earnings. Although a determination of the tax that would be due if such earnings were not indefinitely reinvested is not practicable, due to the significant U.S. net operating loss carryforwards and the U.S. full valuation allowance on such net deferred tax assets, any impact would not be material.

The Company’s apparel subsidiaries in China are taxed at preferential rates under a tax holiday which consists of a 0% tax rate for 2008 and 2009, a 12.5% tax rate from 2010 through 2012, and 25% thereafter. Due to current operating losses, the benefit of this tax holiday is not readily determinable. The Company’s subsidiary in Nicaragua currently operates in a free trade zone and is taxed at a 0% tax rate for 10 years which began in January 2008. In the eleventh year, the Nicaraguan subsidiary will be taxed at an 18% rate and then 30% thereafter. Due to current operating losses and the uncertainty related to the future operations of CDN, the benefit of operating in this free trade zone is not determinable. The Company’s subsidiary in Vietnam receives a preferential tax rate of 15% for a period of twelve years and is subject to a tax rate of 28% thereafter. However, this entity is afforded an exemption from paying corporate income tax for the first three years in which taxable income is generated and is only required to pay 50% of calculated taxes for the subsequent seven years. The Vietnamese entity currently has a cumulative operating loss and therefore does not benefit from the tax holiday.

The Company currently has tax loss and credit carryforwards in the U.S., Mexico, and in various other foreign jurisdictions. The U.S. federal tax loss carryforward as of December 31, 2009, exclusive of the Debtors’ net operating losses, is $177.2 million and will expire in various amounts, and at various times, from 2025 through 2029. U.S. state loss carryforwards, prior to state apportionment, were $190.3 million at December 31, 2009 and expire on various dates from 2025 to 2029. North Carolina and South Carolina jobs tax credit carryforwards of $28.8 million at December 31, 2009 expire in various amounts, and at various times, from 2010 through 2022.

Inclusive of the Debtors’ net operating losses through 2009 discussed above, the Company’s estimated U.S. federal and state tax loss carryforwards are expected to increase from the December 31, 2009 estimated amounts of $239 million and $252 million, respectively, as a result of the Debtor asset sale transaction on January 8, 2010. Management currently does not have the necessary information to provide a reasonable estimate of such increases as discussed above.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Under the provisions of FASB ASC 740-10-25, “Income Taxes-Overall-Recognition” (formerly FASB Interpretation No. 48), the Company’s liability for uncertain tax positions at December 31, 2009 related primarily to U.S. and Mexico tax jurisdictions. A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2008	$3,281
Increases for tax positions taken in prior years	750
Deconsolidation of GST	(534)
Foreign Exchange	116

Gross unrecognized tax benefits at December 31, 2009	$3,613

The liability for uncertain tax positions of $3.6 million at December 31, 2009, if recognized, would reduce the effective tax rate. The amount of related interest and penalties accrued as of December 31, 2009 was not material to the consolidated financial statements. It is anticipated that $0.4 million of the liability for uncertain tax positions at December 31, 2009 will be reduced within the next twelve months due to recapture provisions in Mexico.

The statute of limitations related to the Company’s consolidated U.S. federal income tax return is currently open for tax years 2005 and forward. The expiration of the statutes of limitation related to the state income tax returns that the Company and its subsidiaries file varies by state. The Company’s consolidated U.S. federal income tax returns previously filed are not currently under examination; however, examination by the state of North Carolina is currently in process relating to filings therein.

Note 11 Retirement and Other Postretirement Benefits

The Company’s U.S. wholly-owned subsidiary, Burlington Industries LLC, has a defined benefit pension plan that was closed to new members in 2003 and is based on total employee contributions through September 30, 2003. On July 29, 2003, the plan was amended to provide that no further employee contributions could be made to the plan after September 30, 2003 and that no service or participation after such date would be recognized in calculating a pension benefit. The funding policy for this plan is to contribute periodically an amount based on the Employee Retirement Income Security Act of 1974 (“ERISA”) funding requirements as determined by the plan’s actuary. All participants are fully vested. Benefits consist of a pension payable for life following termination, or, at the option of the participant, a one-time lump sum cash payment equal to the discounted present value of the pension, based on the participant’s age and the amount of the employee’s contributions as determined under the provisions of the plan and applicable law. In addition, Burlington Industries LLC has a noncontributory life insurance plan that was closed to new members in 1973. The Company’s policy is to fund the cost of the life insurance plan as expenses are incurred. The cost of postretirement benefits was accrued over the employees’ service lives.

Amounts recognized in the consolidated balance sheets related to the Burlington Industries LLC pension and postretirement plans consisted of the following (in thousands):

	December 31, 2009		December 31, 2008
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Current liabilities - accrued benefit cost	$—	$362	$—	$182
Noncurrent liabilities - accrued benefit cost	13,516	1,895	13,286	2,127

	$13,516	$2,257	$13,286	$2,309

Accumulated other comprehensive income (loss)	$4,353	$271	$4,463	$343

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Components of net expense (benefit) and other amounts recognized in accumulated other comprehensive income (loss) for the Burlington Industries LLC pension and postretirement plans were as follows (in thousands):

	Pension Benefits
	Year Ended December 31, 2009	Year Ended December 31, 2008

Net Expense (Benefit)
Service cost	$—	$—
Interest cost	1,363	1,605
Expected return on plan assets, net of plan expenses	(452)	(1,162)
Amortization of net loss	237	—

Net periodic expense	1,148	443
Recognized curtailment losses	—	55
Recognized settlement losses	660	1,396

Net expense	1,808	1,894

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	(110)	4,253

Total recognized in net comprehensive loss	$1,698	$6,147

	Postretirement Benefits
	Year Ended December 31, 2009	Year Ended December 31, 2008

Net Expense (Benefit)
Service cost	$—	$—
Interest cost	122	137
Expected return on plan assets, net of plan expenses	(9)	(30)
Amortization of net loss	7	—

Net expense	120	107

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	(72)	137

Total recognized in net comprehensive loss	$48	$244

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Obligations, plan assets and the funded status of the Burlington Industries LLC pension and postretirement plans were as follows (in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Change in benefit obligations:
Balance at beginning of period	$(27,974)	$(2,603)	$(33,812)	$(2,727)
Interest cost	(1,363)	(122)	(1,605)	(137)
Benefits paid	3,985	296	8,748	303
Curtailment loss	—	—	(55)	—
Actuarial gains (losses)	(903)	60	(1,250)	(42)

Balance at end of period	(26,255)	(2,369)	(27,974)	(2,603)

Change in fair value of plan assets:
Balance at beginning of period	14,688	294	26,373	663
Actual return on plan assets, net of plan expenses	568	14	(3,237)	(66)
Contributions by employer	1,468	100	300	—
Benefits paid	(3,985)	(296)	(8,748)	(303)

Balance at end of period	12,739	112	14,688	294

Funded status at end of year	$(13,516)	$(2,257)	$(13,286)	$(2,309)

Weighted average assumptions used to determine net cost of the Burlington Industries LLC pension and postretirement plans for the 2009 and 2008 periods were:

	Pension Benefits		Postretirement benefits
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2008

Discount rate	4.75%	5.50%	5.40%	5.00%
Long-term rate of return on plan assets	6.50%	7.00%	6.50%	7.00%

The discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. The expected long-term rate of return is based on a weighted average of the returns on individual asset categories in the portfolio. The expected return is based on historical returns as well as general market conditions.

An investment committee consisting of members of senior management is responsible for supervising, monitoring and evaluating the invested assets of the Company’s funded pension and postretirement benefit plans. The investment committee, which meets at least quarterly, abides by documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, the relationship between plan assets and benefit obligations, and other relevant factors and considerations. The objective of the Company’s investment policies and strategies for the U.S. pension plan is to achieve a targeted return over the long term that increases the ratio of assets to liabilities at a level of risk deemed appropriate by the Company while maintaining compliance with ERISA, common law fiduciary responsibilities and other applicable regulations and laws. The investment objective is measured over rolling one-, three- and five-year periods. The Burlington Industries LLC pension plan invests primarily in passive investments and predominantly in the debt and equity asset classes. Investment in additional asset classes with differing rates of returns, return variances and correlations may be utilized to reduce risk by providing diversification relative to equities. Additionally, the Company diversifies investments within asset classes to reduce the impact of losses in single investments. The Burlington Industries LLC pension plan’s asset allocation policy is the principal method for achieving its targeted return. The asset allocation targets are 55% equity securities, 40% debt securities and 5% cash or cash equivalents, with alternative investments and variances allowed within certain ranges. Actual asset allocation is monitored monthly relative to established policy targets and ranges. A variance from these ranges triggers a review and rebalancing toward the target allocation with due consideration given to the liquidity of the investments and transaction costs. For the U.S. postretirement benefit plan, the Company seeks high current income and liquidity by investing primarily in a diversified portfolio of high-quality cash, equity and debt securities.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Due to recent market conditions, the trustee of the funds that hold the assets of the Burlington Industries LLC pension and postretirement plans notified the Company in October 2008 that it had implemented certain withdrawal limitations related to its managed funds in order to protect such funds from realizing unnecessary losses and to allow such funds to maintain a certain per unit value. In March 2009, additional withdrawal limitations were implemented and new monthly withdrawal parameters were announced, which became effective beginning in April 2009. According to the trustee, such withdrawal limitations have been designed with the intention to allow the Company to meet its ordinary course liquidity needs but could result in the receipt of less than the full value of an investment or the receipt of illiquid securities instead of cash. Under these parameters, there can be no assurance that the Company will be able to make cash withdrawals from such funds to meet its ordinary liquidity needs in relation to these benefit plans and could result in the Company being required to use its own funds to make plan benefit payments in addition to making any required minimum contributions to such plans. Through December 31, 2009, these limitations have not negatively affected the Company’s ordinary liquidity needs within these plans.

The fair values of plan assets in the Burlington Industries LLC pension and postretirement plans at December 31, 2009 were as follows (in thousands):

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2009

Pension Plan:
Cash equivalents	$—	$3,044	$—	$3,044
U.S. equity securities	10	2,587	—	2,597
Non-U.S. equity securities	—	1,756	—	1,756
U.S. fixed income securities (a)	—	3,610	—	3,610
Limited partnership units (b)	—	—	1,456	1,456
Real estate	—	—	276	276

	$10	$10,997	$1,732	$12,739

Postretirement Benefit Plan:
Cash equivalents	$—	$14	$—	$14
U.S. equity securities	—	52	—	52
U.S. fixed income securities (a)	—	46	—	46

	$—	$112	$—	$112

(a)	This category includes U.S. Treasury, agency, corporate, mortgage-backed, and asset-backed securities representative of the U.S. investment grade bond market.
(b)	This category includes several private equity funds that invest in diverse industries in the U.S.

The following table shows a reconciliation of the beginning and ending balances for the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

	Limited partnership units	Real estate	Total

Beginning balance at December 31, 2008	$2,254	$354	$2,608
Actual return on plan assets:			—
Relating to assets still held at end of year	676	(78)	598
Relating to assets sold during the year	(823)	—	(823)
Purchases, sales and settlements	(651)	—	(651)
Transfers in and/or out of Level 3	—	—	—

Ending balance at December 31, 2009	$1,456	$276	$1,732

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

The assets and liabilities of the Company’s pension and postretirement benefit plans are valued using the following valuation methods:

Cash and cash equivalents: Values are based on cost, including the effects of foreign currency, which approximates fair value

U.S. government and government agency issues: Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Corporate bonds: Values are based on reputable pricing vendors, who typically use pricing matrices or models that use observable inputs

Common stock: Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges

Mutual funds: Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges

Common/collective trust funds: Values are based on the net asset value of the units held at year end

Partnership investments: Values are based on the estimated fair value of the participation by the Company in the investment as determined by the general partner or investment manager of the respective partnership

Other holdings: The value of these assets vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs

The Company expects to contribute between $1.3 million to $1.5 million to its U.S. pension plan in fiscal year 2010, depending on plan asset performance and actual benefit payment levels. The Company expects to contribute $0.4 million to its U.S. postretirement plan in fiscal year 2010, depending on plan asset performance and actual benefit payment levels.

The following benefit payments are expected to be paid in the following fiscal years related to the Burlington Industries LLC pension and postretirement plans. The expected benefit payments are based on the same assumptions used to measure the plans’ benefit obligations at December 31, 2009 (in thousands).

	Pension benefits	Postretirement benefits

2010	$5,246	$488
2011	3,548	347
2012	3,259	317
2013	2,875	296
2014	2,718	259
2015 to 2019	9,129	909

The Company’s wholly-owned subsidiaries in Mexico had recorded liabilities for seniority premium (retirement) and post-employment benefit plans in the amount of $1.8 million and $1.5 million at December 31, 2009 and 2008, respectively. Such plans have no plan assets.

The measurement date used to determine pension and postretirement benefit measures for the Company’s plans is December 31. Amounts recognized in accumulated other comprehensive income (loss) for all plans consisted of $(4.7) million and $(4.8) million at December 31, 2009 and 2008, respectively. The estimated net loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.3 million.

Note 12 Defined Contribution Plan

The Company has a 401(k) Savings Plan for all U.S. employees (and certain employees in foreign countries) that provides for employer contributions based on defined plan formulas and the level of the employee’s contribution. In light of the recent economic downturn and its impact on business conditions affecting the Company, and in accordance with the terms of the plan, the board of directors of the Company has directed and authorized the suspension of employer matching contributions to the 401(k) Savings Plan effective January 1, 2009. The Company intends to reconsider this position during 2010 based on future business circumstances. During the years ended December 31, 2009 and 2008, cash contributions of $0.0 million and $2.8 million, respectively, were made by the Company to the 401(k) Savings Plan and charged to operations.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Note 13 Stockholders’ Equity

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 9,974,138 shares of Series A Preferred Stock were issued and outstanding at December 31, 2009 (9,250,409 shares issued and outstanding at December 31, 2008) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at December 31, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Common Stock

On October 20, 2006, the Company completed the Merger. As a part of the Merger, shares of ITGH common stock were exchanged for shares of common stock of the Company at a ratio of 1.4739 shares of ITGH common stock for one share of the Company’s common stock, resulting in the issuance of 11,363,783 additional shares (the “Additional Shares”) of the Company’s common stock. In connection with the Merger, ITGH became a wholly owned subsidiary of the Company, and the Company changed its name to “International Textile Group, Inc.” Also in connection with the completion of the Merger, and pursuant to the terms of the agreement governing the Merger, the board of directors of the Company declared a common stock dividend of one-ninth (1/9th) of one share of common stock for each share of common stock outstanding immediately prior to the Effective Time, resulting in 612,094 shares (the “Dividend Shares”) being payable to the holders of record of SCI’s common stock as of the close of business on October 20, 2006. In accordance with the terms and conditions of the Merger, ten percent of the Additional Shares and the Dividend Shares were to be held in escrow for a period of up to 18 months to satisfy potential claims for indemnification. In June 2008, all Additional Shares and Dividend Shares (1,748,722 total shares) were released from the escrow account.

The effect of the Dividend Shares was not recorded in the Company’s consolidated financial statements until the shares were released from escrow in June 2008. The Dividend Shares represented less than 20% of the Company’s previously outstanding shares, representing a “small stock dividend” under GAAP. Under these rules, there was no requirement to capitalize earned surplus, other than to meet legal requirements, since the Company is “closely-held.”

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes of $0.0 at December 31, 2009 and December 31, 2008, were as follows (in thousands):

	December 31, 2009	December 31, 2008

Foreign currency translation adjustments	$—	$13,483
Pension plans	(4,353)	(4,334)
Postretirement benefit plans	(360)	(452)

Total	$(4,713)	$8,697

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries that remain after the deconsolidation of GST on June 30, 2009.

Note 14 Stock-Based Compensation

Under the Company’s equity incentive plan adopted in 2005 (the “2005 Equity Incentive Plan”), the Company is authorized to award restricted nonvested shares of common stock, options to purchase common stock, or Performance Unit/Share awards (as defined therein) that are dependent upon achievement of specified performance goals and are payable in common stock and cash. During fiscal year 2005, 915,000 shares of ITGH restricted nonvested common stock were granted with a grant date fair value of $6.78 per share and a vesting schedule of 50% at the grant date and 12.5% in each of the subsequent four fiscal years. During fiscal year 2005, 925,000 stock options were granted with an exercise price of $6.78 per share and a vesting schedule of 40% at the grant date and 15% in each of the subsequent four fiscal years. Stock options granted have a maximum term of 10 years. In connection with the completion of the Merger, the Company adopted the ITGH Equity Incentive Plan (the “2005 Incentive Plan”) and the ITGH Stock Option Plan for Non-Employee Directors (the “2005 Non-Employee Director Plan”) and provided that outstanding share options thereunder were exercisable for shares of the Company’s common stock on the terms and conditions as were applicable to each award prior to the Merger, after applying the exchange ratio and related adjustments set forth in the merger agreement. As a result, as of October 20, 2006, the date of the Merger, there were options to purchase 597,081 shares of the Company’s common stock outstanding under the 2005 Incentive Plan, and options to purchase 33,587 shares of the Company’s common stock outstanding under the 2005 Non-Employee Director Plan, each having an exercise price of $10.10 per share. No future option grants are permitted to be made under any of these 2005 plans. In addition, of the 11,363,783 shares of common stock issued to the former ITGH stockholders in connection with the Merger, 612,220 shares (with a converted grant date fair value of $9.99 per share) were shares of restricted stock that were issued in exchange for shares of ITGH restricted stock held by officers and employees and are subject to vesting criteria consistent with the terms of the equity awards originally made by ITGH. The weighted-average fair value of unvested stock options granted at the date of the Merger was $6.87 and was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions: expected volatility of 43%, a risk free interest rate of 4.76%, dividend yields of 0%; and a remaining expected life of the options of 4.7 years. The Company’s policy is to issue shares upon exercise of stock options from newly issued shares.

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

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Activity related to restricted common stock for the periods indicated was as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value

Nonvested at December 31, 2007	129,823	$9.99
Granted	—	—
Vested	(72,033)	9.99
Forfeited	—	9.99

Nonvested at December 31, 2008	57,790	9.99
Granted	—	—
Vested	(57,790)	9.99
Forfeited	—	9.99

Nonvested at December 31, 2009	—	$9.99

ITGH stock option activity for the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2007	578,094	$10.10
Granted	—	—
Exercised	—	—
Forfeited	(604)	10.10
Expired	(87,916)	10.10

Balance at December 31, 2008	489,574	10.10
Granted	—	—
Exercised	—	—
Forfeited	(202)	10.10
Expired	(54,190)	10.10

Balance at December 31, 2009	435,182	$10.10

At December 31, 2009, the weighted average remaining contractual life of outstanding ITGH options was 5.7 years. At December 31, 2009, the number of ITGH options exercisable was 434,763 and the weighted average exercise price of those options was $10.10. At December 31, 2009, the aggregate intrinsic value of ITGH outstanding stock options, options currently exercisable, and options expected to vest were each zero.

On May 18, 2001, the Safety Components International, Inc. 2001 Stock Option Plan (the “SCI Option Plan”) became effective. As of December 31, 2009, there were no options outstanding under the SCI Option Plan, and 352,600 shares remain available for future awards under this plan.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Total stock-based compensation expense charged to income was as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008

Amortization of restricted stock	$491	$717
Cash bonuses to cover the income tax effects of individuals’ restricted stock grants	2	18
Stock option expense	377	585

Total	$870	$1,320

There was no income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements in 2009 or 2008. There was no unrecognized compensation cost at December 31, 2009 for stock options or restricted common stock awards. Unrecognized compensation cost at December 31, 2008 was $0.4 million for stock options and $0.5 million for restricted common stock awards.

Note 15 Reconciliation to Diluted Earnings per Share

The following data reflects the amounts used in computing earnings per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Year Ended December 31, 2009	Year Ended December 31, 2008

Net loss applicable to common shareholders	$(220,773)	$(257,850)
Effect of dilutive securities:
None	—	—

Numerator for diluted earnings per share	$(220,773)	$(257,850)

Weighted-average number of common shares used in basic earnings per share	17,428	17,360
Effect of dilutive securities:
None	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,428	17,360

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

Based on the number of shares of Preferred Stock outstanding as of December 31, 2009 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be convertible at the option of the holders thereof into 25,910,817 shares of the Company’s common stock.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Year Ended December 31, 2009	Year Ended December 31, 2008

Convertible preferred stock	25,195	23,362
Nonvested restricted common stock	—	—
Stock options	—	—

	25,195	23,362

Note 16 Related Party Transactions

The Company incurs fees to W.L. Ross & Co. LLC for management services provided on a quarterly basis. Such fees amounted to $1.5 million and $2.0 million in 2009 and 2008, respectively. As of December 31, 2009 and 2008, $2.5 million and $1.0 million, respectively, was payable related to such management fees. The amounts remain unpaid as of December 31, 2009 because the Note agreement restricts the payment of this management fee by the Company during any period while either a Default or Event of Default has occurred and is continuing or would arise as a result of such payment, or any time that any PIK interest is outstanding on the Notes.

The Company’s Bank Credit Agreement (see Note 8) contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. If availability and/or average adjusted availability were to fall below certain predefined levels, certain funds affiliated with Wilbur L. Ross, Jr., could be requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of the Support Agreement.

In September 2009, certain entities affiliated with WLR (collectively, the “WLR Affiliates”), purchased from the Note holders certain of the Company’s senior subordinated notes with an original face amount of $40.0 million. In connection with the entry into the Note Purchase Agreement Amendment discussed in Note 8, the WLR Affiliates purchased from the holders of the Notes $17.5 million of the original Notes, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of new Notes that are subordinated in right of payment and collateral to the Notes held by the other holders of outstanding Notes. The outstanding amount of such notes ($80.9 million at December 31, 2009, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s consolidated balance sheet at December 31, 2009.

As of December 31, 2009 and 2008, the Company had borrowed a total of $55.0 million original principal amount under several unsecured subordinated notes from three funds affiliated with WLR, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semiannually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. At December 31, 2009 and 2008, $71.9 million and $60.3 million, respectively, of aggregate principal amount of these notes was outstanding, including interest that has been converted to principal, and such amounts are classified as “Unsecured subordinated notes – related party” in the Company’s consolidated balance sheet at December 31, 2009 and 2008.

ITG-PP Joint Venture, a joint venture 60% owned by the Company, has entered into a seven year lease agreement with its joint venture partner, Phong Phu Corporation, that extends through June 2014. The Company has recorded this lease as a capital lease in the original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement.

Under the terms of the Company’s joint venture agreement, Cone Denim (Jiaxing) Limited has agreed to pay $0.1 million per year to Novel Denim Holdings Limited, an affiliate of its joint venture partner, for certain executive management services related to the joint venture. At December 31, 2009, Cone Denim (Jiaxing) Limited had accounts payable of $0.1 million related to this agreement. In addition, Cone Denim (Jiaxing) Limited incurred $0.2 million of charges related to ancillary services with an affiliate of Novel Denim Holdings Limited.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”). OCM was acquired in February 2007 by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2009, the Company purchased wool fabric from OCM in the amount of less than $0.1 million, and the Company received $0.2 million from OCM for service fees and sales commissions. In 2008, the Company purchased wool fabric from OCM in the amount of $2.2 million with related accounts payable due at December 31, 2008 of $0.5 million. Also in 2008, the Company sold wool fabric and received service fees and sales commissions from OCM in the amount of $0.7 million.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

The Company enters into various related party transactions in the normal course of business with its unconsolidated affiliated companies (see Note 4). Purchases of raw materials from Summit Yarn, LLC for the years ended December 31, 2009 and 2008 were $32.2 and $43.5 million, respectively, and accounts payable due at December 31, 2009 and 2008 were $2.8 million and $3.6 million, respectively. In addition, the Company billed Summit Yarn, LLC $2.3 million and $3.1 million in 2009 and 2008, respectively, for certain utilities it pays on behalf of Summit Yarn, LLC in Mexico, and related accounts receivable at December 31, 2009 and 2008 were $0.3 million and $0.2 million, respectively.

Note 17 Segment and Other Information

The Company currently has six operating segments that are reported to the chief operating decision maker (“CODM”). The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics, used for government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, and technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The automotive safety segment consists of airbag fabrics, and through June 30, 2009 airbag curtains and airbag cushions, used in the automotive industry. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The commission finishing segment includes textile printing and finishing services for customers primarily focusing on decorative interior furnishings fabrics and specialty prints as well as government uniform cotton fabrics primarily for battle fatigue U.S. military uniforms. The interior furnishings fabrics segment includes contract fabrics and upholstery for the residential and commercial markets. The all other segment consists of transportation services and other miscellaneous items.

Through September 30, 2009, the Company reported its financial results in four reportable segments: bottom-weight woven apparel fabrics, automotive safety, narrow fabrics and all other. In the quarter ended December 31, 2009, the commission finishing and interior furnishings fabrics segments that were previously permitted to be aggregated under segment reporting guidelines and thresholds in the all other segment no longer met such thresholds; accordingly, these two segments are presented as reportable segments in this Annual Report on Form 10-K. The reporting of the Company’s operations in six segments is consistent with how the Company is managed and how resources are allocated by the CODM. In addition, in the quarter ended March 31, 2009, operations related to government dress uniform fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. In the quarter ended September 30, 2009, operations related to technical and value added fabrics began to be reported to the CODM in the bottom-weight woven apparel fabrics segment rather than the all other segment. Segment data for all periods presented in the consolidated financial statements in this annual report have been recast to conform to the current presentation as reported to the CODM.

Sales, income (loss) from operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the periods ended December 31, 2009 and December 31, 2008 were primarily attributable to bottom-weight woven apparel fabrics segment sales of $9.9 million and $7.1 million, respectively.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2009	Year Ended December 31, 2008

Net Sales:
Bottom-weight Woven Apparel Fabrics	$432,570	$468,646
Automotive Safety	143,878	403,783
Narrow Fabrics	43,862	47,382
Commission Finishing	38,076	51,180
Interior Furnishings Fabrics	24,024	30,665
All Other	600	616

	683,010	1,002,272
Intersegment sales	(9,889)	(7,140)

	$673,121	$995,132

Income (Loss) From Operations Before Income Taxes:
Bottom-weight Woven Apparel Fabrics	$(3,339)	$(57,996)
Automotive Safety	(3,801)	4,202
Narrow Fabrics	2,878	(8,609)
Commission Finishing	(1,714)	(1,663)
Interior Furnishings Fabrics	(1,218)	(5,775)
All Other	0	(227)

Total reportable segments	(7,194)	(70,068)
Corporate expenses	(19,112)	(22,260)
Expenses associated with refinancing activities	(12,781)	—
Expenses associated with corporate realignment	—	(7,363)
Other operating income - net	11,429	22,426
Restructuring and impairment charges	(19,626)	(107,932)
Interest expense	(61,059)	(60,054)
Loss on deconsolidation of debtors	(103,724)	—
Other income (expense)	6,331	(6,616)

	(205,736)	(251,867)
Income tax expense	(6,144)	(1,135)
Equity in income of unconsolidated affiliates	546	127

Net loss	(211,334)	(252,875)
Less: net loss attributable to noncontrolling interests	(8,654)	(11,849)

Net loss attributable to International Textile Group, Inc.	$(202,680)	$(241,026)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

The following items are included in loss before income taxes (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008

Equity in Income of Equity Method Investees
Bottom-weight Woven Apparel Fabrics	$446	$21
Corporate	100	106

	$546	$127

Depreciation and Amortization
Bottom-weight Woven Apparel Fabrics	$20,625	$17,750
Automotive Safety	9,793	21,990
Narrow Fabrics	1,283	1,378
Commission Finishing	481	466
Interior Furnishings Fabrics	231	164
All Other	0	3
Corporate	1,208	1,503

	$33,621	$43,254

	December 31, 2009	December 31, 2008

Total Assets (in thousands):
Bottom-weight Woven Apparel Fabrics	$350,684	$380,240
Automotive Safety	10,033	313,003
Narrow Fabrics	20,822	24,433
Commission Finishing	14,387	23,090
Interior Furnishings Fabrics	8,092	8,618
Corporate	12,217	11,867

	$416,235	$761,251

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

The following items are included in the determination of total assets (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008

Investments in and Advances to Equity Method Investees
Bottom-weight Woven Apparel Fabrics	$186	$859
Corporate	166	66

	$352	$925

Capital Expenditures (cash and noncash)
Bottom-weight Woven Apparel Fabrics	$3,014	$53,462
Automotive Safety	1,683	9,672
Narrow Fabrics	205	194
Commission Finishing	5	35
Interior Furnishings Fabrics	—	174
All Other	—	—
Corporate	712	3,937

	$5,619	$67,474

The following table presents sales and long-lived asset information by geographic area as of and for the fiscal periods ended December 31, 2009 and 2008 (in thousands). The geographic sales dollars are determined generally based on the ultimate destination of the product.

	Year Ended December 31, 2009	Year Ended December 31, 2008

Net Sales:
United States	$309,256	$374,101
Mexico	157,987	215,423
Poland	50,334	132,262
Other Foreign	155,544	273,346

	$673,121	$995,132

	December 31, 2009	December 31, 2008

Long-lived Assets:
United States	$43,088	$103,706
China	82,404	95,614
Germany	—	59,409
Poland	—	30,273
Vietnam	44,590	46,733
Nicaragua	33,940	37,167
Mexico	26,075	31,427
Other Foreign	—	19,033

	$230,097	$423,362

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Note 18 Derivative Instruments

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations. The Company is exposed to fluctuations in the cost of cotton and historically had a long-term cotton-purchasing program to ensure an uninterrupted supply of appropriate quality and quantities of cotton to cover committed and anticipated fabric sales, which program provided material for much of the Company’s 2009 supply season. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At December 31, 2009, the Company did not have any commodity forward contracts outstanding.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At December 31, 2009, the Company did not have any foreign exchange contracts outstanding.

On November 4, 2008, GST Holdings entered into an interest rate cap agreement with a notional amount of €63,000,000 that matured in May 2009 as required by certain financing agreements. The Company did not designate this instrument as a hedge under hedge accounting rules for any of the periods presented.

As of December 31, 2009, the Company did not have any derivative instruments outstanding. The fair value of derivative instruments recognized in the December 31, 2008 consolidated balance sheet consisted of the following (in thousands):

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under FASB ASC 815	N/A	$—	N/A	$—

Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts	N/A	—	Sundry payables and accrued liabilities	138
Foreign exchange contracts	N/A	—	Sundry payables and accrued liabilities	3,022
Interest rate contracts	N/A	—	N/A	—

Total		—		3,160

Total Derivatives		$—		$3,160

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

The effect of derivative instruments on the consolidated statements of operations were as follows (in thousands):

	Location of Gain (Loss) on Derivatives	Amount of Gain (Loss) Recognized on Derivatives
		2009	2008
Derivatives designated as hedging instruments under FASB ASC 815	N/A	$—	$—

Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	(423)	467
Unrealized	Other income (expense)	139	(134)
Foreign exchange contracts
Realized	Cost of goods sold	(2,516)	(242)
Unrealized	Other income (expense)	3,021	(3,327)
Interest rate contracts	Interest expense	—	301

Total		221	(2,935)

Total derivatives		$221	$(2,935)

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

As of December 31, 2009, the Company had capital expenditure commitments not reflected as liabilities on the accompanying unaudited consolidated balance sheet of less than $0.1 million. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the latter part of the quarter ended September 30, 2008 and continuing through the first quarter of 2009, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices have shown increases in 2009, the Company

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

does not reverse the unrealized loss recorded against its firm purchase commitments under GAAP until receipt and/or consumption of the related raw materials occur. In accordance with GAAP, the Company has accrued unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at December 31, 2009 and 2008 amounted to $0.2 million and $6.4 million, respectively. The reduction in the accrual for unrealized losses on firm purchase commitments of $6.2 million in 2009 is included in other operating income in the accompanying consolidated statement of operations, and such reduction is primarily the result of the receipt and/or consumption of the related raw materials during this period.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in no less than one third increments, that may be exercised in 2010, 2011 or 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Such payment may be made in stock if the Company’s securities are traded on the New York Stock Exchange or The NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to perform under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one- third increments at the Valuation Price that may be exercised in 2012, 2013 or 2014. A party to this joint venture may sell its equity interest to a non-competitor after July 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 2012, a party who holds more than 50% of the joint venture equity interests wishes to sell all, and not less than all, of such interests to a bona fide arm’s length third party, then the other party shall have its interests included in the transfer if requested by the selling party and at a price to be paid in cash which shall not be less than the Valuation Price.

As previously disclosed, three substantially identical lawsuits have been filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in late 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs raise derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs also make certain related claims against certain of the defendants’ former advisors. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and the lawsuits are being defended vigorously. The Company believes that certain fees and costs related to this litigation are of the type that should be paid or reimbursed under its insurance policies. Because of the uncertainties associated with the litigation described above and uncertainties related to whether, and to what extent, if any, the Company’s insurance providers are obligated to pay or reimburse the Company for any payments made, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

The Company and its subsidiaries have various claims and other lawsuits pending against them arising in the ordinary course of business. The Company may also be liable for environmental contingencies with respect to environmental cleanup activities. The Company makes provisions in its financial statements for litigation and claims based on the Company’s assessment of the possible outcome of such litigation and claims, including the possibility of settlement. It is not possible to determine with certainty the ultimate liability of the Company in the matters described above, if any, but in the opinion of management, except as otherwise described above, their outcome is not expected to have a material adverse effect upon the financial condition or results of operations or cash flows of the Company.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Note 20 Restructuring Activities

The charges for restructuring included in loss from operations included the following (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008
Restructuring charges:
Severance and COBRA benefits	$2,728	$4,765
Pension curtailment and settlement charges	230	431
Relocation and other costs	139	1,742

Total restructuring	$3,097	$6,938

Overall, the 2008 provisions for restructuring are primarily related to the Hildesheim (automotive) production facility closure, the Hurt, Virginia (apparel) activities, and the Company’s multi-segment selling and administrative realignment and reduction plan (as described below). The 2009 provisions for restructuring are primarily related to manufacturing workforce reductions at two of its apparel plants and one automotive safety plant in Mexico, additional capacity reductions at the Company’s White Oak plant, the Company’s multi-segment selling and administrative and other cost reduction plans, and costs associated with the decision to temporarily idle the Cone Denim de Nicaragua facility as discussed in Note 5.

Restructuring Activities in the Bottom-weight Woven Apparel Fabrics Segment

In August 2006, the Company announced that it would transition production from its Hurt, Virginia dyeing and finishing plant in the bottom-weight woven apparel fabrics segment to other domestic facilities and its new synthetic finishing plant in China (Jiaxing Burlington Textile Company). This restructuring resulted in the elimination of approximately 840 jobs, mostly in the United States. In 2008 and 2009, the Company recorded restructuring charges of $0.2 million and $0.1 million, respectively, for costs paid to relocate and convert related equipment to new facilities.

In December of 2008, the Company announced that it would eliminate all ring-spinning operations and reduce its weaving capacity at the White Oak plant to adjust to current demand. As a result, the Company recognized pre-tax charges for restructuring of $0.1 million during 2008 for the establishment of accruals for severance and COBRA benefits, as well as impairment charges of $1.9 million related to the ring-spinning and reduced weaving operations. In 2009, the Company recognized pre-tax charges for additional restructuring costs of $0.5 million for severance and COBRA benefits related to the elimination of its ring-spinning operations and reduced weaving capacity at the White Oak apparel plant. These restructuring activities have resulted in the elimination of approximately 460 jobs in the United States with severance benefits paid over periods of up to six months from the date of termination, depending on the affected employee’s length of service to the Company.

During the first quarter of 2009, the Company engaged in manufacturing workforce reductions at two of its apparel plants in Mexico to adjust to then-current demand due to the economic downturn. In 2009, the Company recognized pre-tax charges for restructuring of $0.8 million for severance and benefits related to approximately 110 affected employees at these facilities.

The Company recorded a charge of $0.3 million in the first quarter of 2009 for severance and benefits related to approximately 500 affected employees at the CDN facility that was idled in April 2009 as previously discussed in Note 5.

Restructuring Activities in the Automotive Safety Segment

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

In March 2007, the Company committed to a plan to transfer the operations of the automotive safety segment’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In connection with this plan, the Company reached termination agreements with approximately 25 employees. In September 2007, the Company announced that it would cease production at its Hildesheim, Germany facility in the automotive safety segment. The operations previously undertaken at this facility were transitioned primarily to Poland and other

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

countries in Eastern Europe. Costs associated with this restructuring resulted from the planned elimination and/or relocation of approximately 89 jobs in Germany with severance benefits to be paid over periods of up to seven months from the date of termination, depending on the affected employee’s length of service to the Company. During 2008, the Company recognized $0.6 million for severance benefits and $1.5 million for relocation and other associated costs to close the production facilities and consolidate the remaining business in other facilities. Additional costs related to this transition plan were incurred during the first quarter of 2009 for $0.3 million.

During 2008, the Company decided to cease the remaining activities at the Hildesheim facility which activities primarily consisted of research and development, design and product development and general and administrative infrastructure functions, resulting in restructuring charges of $2.6 million for severance benefits related to approximately 90 employees.

During the first quarter of 2009, the Company engaged in manufacturing workforce reductions at its automotive safety plant in Mexico to adjust to then-current demand due to the economic downturn. In 2009, the Company recognized pre-tax charges for restructuring of $0.1 million for severance and benefits related to approximately 135 affected employees at this facility.

Other Restructuring Activities

In 2008, the Company reduced its screen print operations in the commission finishing segment resulting in the elimination of 9 jobs at the Company’s facility in Carlisle, South Carolina. As a result, the Company recognized a pre-tax charge for restructuring of $0.2 million during 2008 for severance and COBRA benefits.

In the fourth quarter of 2008, the Company initiated a cost reduction program related to selling, administrative and other staff reductions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions to create a single apparel fabrics division. The Company recorded severance and benefit restructuring charges in the amount of $2.0 million during 2008 associated with this cost reduction program. As economic conditions continued to deteriorate and the Company’s financial position remained under stress primarily in the first half of 2009, the Company implemented additional staff reductions associated with this cost reduction program and recorded additional severance and benefit restructuring charges in the amount of $0.8 million during 2009. This cost reduction program has resulted in the termination of approximately 450 employees in 2008 and 2009.

In 2009 and 2008, the Company recorded pension settlement charges of $0.2 million and $0.4 million, respectively, related to certain of the restructuring plans described above.

Following is a summary of activity related to restructuring accruals (in thousands):

Severance and COBRA Benefits
Balance at December 31, 2007	$5,429
2008 charges, net	6,938
Non-cash pension curtailment and settlement charges	(431)
Payments	(6,518)
Foreign currency translation adjustments	680

Balance at December 31, 2008	6,098
2009 charges, net	3,097
Non-cash pension settlement charges	(230)
Payments	(5,767)
Effect of deconsolidation of Debtors	(1,875)
Foreign currency translation adjustments	(78)

Balance at December 31, 2009	$1,245

The remaining accrual of $1.2 million at December 31, 2009 is comprised of $1.1 million in Sundry payables and accrued liabilities and $0.1 million in Other liabilities. The $1.2 million total liability consists of severance and COBRA benefits, primarily relates to the selling, administrative and other staff reductions, and downsizing within the bottom-weight woven apparel fabrics segment, all described above. The Company expects to pay these benefits primarily in 2010.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

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

Balance at December 31, 2007	$1,216
Payments	(899)

Balance at December 31, 2008	317
Payments	(317)

Balance at December 31, 2009	$—

Note 22 Fair Value of Financial Instruments

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company enters into derivative instruments from time to time, beyond any commodity derivative contracts that are designated as normal purchases, and principally include natural gas forward contracts and foreign-currency forward contracts. These derivative contracts are principally with financial institutions and other commodities brokers, the fair values of which are obtained from third-party broker quotes. As of December 31, 2009, the Company did not have any derivative instruments or other financial assets outstanding that are measured on a recurring basis under FASB ASC 820.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

The following table provides a summary of the fair values of certain of the Company’s assets measured on a nonrecurring basis under FASB ASC 820 (in thousands):

	Significant Unobservable Inputs (Level 3)	Total At December 31, 2009	Impairment Loss
Long-lived assets held and used	$230,097	$230,097	$414
Intangible assets	3,241	3,241	1,028
Goodwill	2,740	2,740	15,087

	$236,078	$236,078	$16,529

	Significant Unobservable Inputs (Level 3)	Total At December 31, 2008	Impairment Loss
Long-lived assets held and used	$423,362	$423,362	$57,151
Intangible assets	9,302	9,302	8,872
Goodwill	17,827	17,827	34,971

	$450,491	$450,491	$100,994

In 2008, long-lived assets held and used with a carrying amount of $480.6 million were written down to their estimated fair value of $423.4 million, resulting in impairment charges of $57.2 million, which charges were included in the consolidated statement of operations for the year ended December 31, 2008. In accordance with the provisions of FASB ASC 360 (formerly SFAS No. 144), the impairment charges represent the amount by which the carrying amount of the asset group exceeded the estimated fair value of such assets as measured by the present value of expected future cash flows (income approach) discounted at a market derived weighted average cost of capital. The income approach has been determined to be the most representative because there was not an active trading market for the Company’s equity or debt securities. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets. See Note 5 for additional information regarding impairment of long-lived assets. Any further decline in economic conditions could result in future additional impairment charges with respect to the Company’s long-lived assets such as property, plant and equipment.

At December 31, 2007, the Company had intangible assets of $28.6 million and goodwill of $54.4 million, and during 2008, the Company recognized non-cash impairment charges of $8.9 million with respect to its customer relationships intangible assets and $35.0 million with respect to goodwill. At December 31, 2008, the Company had intangible assets of $9.3 million and goodwill of $17.8 million, and during the first quarter of 2009, the Company recognized non-cash impairment charges of $1.0 million with respect to its customer relationships intangible assets and $15.1 million with respect to goodwill. See Note 6 for additional information regarding intangible asset and goodwill impairment. The estimation of the fair values of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived WACC, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative because the Company does not have an active trading market for its equity or debt. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350 (formerly SFAS No. 142).

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

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed related to expected yield, the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at December 31, 2009. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at December 31, 2009 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Note 23 Other Operating Income - Net

“Other operating income–net” for 2009 includes income of $6.2 million and for 2008 includes losses of $6.4 million related to the change in the reserve for unrealized losses on cotton and wool purchase commitments (see Note 19). “Other operating income-net” also includes $0.5 million related to the receipt of a cotton yarn antitrust litigation settlement in 2009, and grant income from the U.S. Department of Commerce Wool Trust Fund of $3.1 million for each of the 2009 and 2008 fiscal years.

In April 2008, the Company completed the sale of certain of the trademark rights to its Burlington® brand name. The Company retains the right to use the brand name on fabrics worldwide and on apparel and related items in North America and Asia. The Company recorded a gain of $24.3 million in 2008 related to the brand name sale, which is included in “Other operating income—net” in the accompanying consolidated statement of operations.

“Other operating income–net” for 2009 and 2008 also include gains and losses related to the disposal of miscellaneous property and equipment.

Note 24 Other Income (Expense)

	Year Ended December 31, 2009	Year Ended December 31, 2008

Gain on settlement of litigation	$6,250	$1,975
Gains (losses) on derivative instruments, net	3,160	(3,160)
Expenses for certain litigation	(1,840)	—
Foreign currency exchange losses	(286)	(5,428)
Gain on sale of investments	—	450
Other	(402)	126

Total	$6,882	$(6,037)

In April 2009, the Company received a cash payment in the amount of $6.3 million from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a previously entered into trademark infringement settlement agreement; this receipt of cash was not related to the sale of an asset and is recorded in other income in 2009. In 2009, the Company has paid or accrued $1.8 million in legal fees not related to current operations, and such non-operating costs are recorded in other income in the 2009 consolidated statement of operations. Other expense in 2008 includes $2.0 million related to a settlement payment received from a class action lawsuit filed by Burlington Industries LLC and a number of other United States textile companies, as plaintiffs, against a group of producers of polyester staple fibers, as defendants.

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

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. After taking into account the deconsolidation of GST described above, no customer accounted for 10% or more of the Company’s net sales in 2009, and one customer, V.F. Corporation, accounted for 10% or more of the Company’s trade accounts receivable balance as of December 31, 2009. Although none of the Company’s customers accounted for 10% or more of direct net sales in 2009, the Company believes one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes To Consolidated Financial Statements—(Continued)

Certain of the Company’s consolidated subsidiaries are subject to restrictions in financing documents that limit cash dividends and loans they may make to the Company. Of the Company’s consolidated cash balance of $6.1 million at December 31, 2009, approximately $0.4 million at certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to governmental restrictions that restrict and/or limit loans and dividends they may make to the Company. At December 31, 2009, the Company’s proportionate share of restricted net assets of consolidated subsidiaries was approximately $5.5 million.

Note 26 Subsequent Event

As discussed elsewhere herein, on January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code, which had been previously filed with, and approved by, the Bankruptcy Court, was deemed effective. As a result, the Company did not regain control of GST and as of January 8, 2010, no longer had an ownership interest in GST (see Note 2). For tax purposes, as discussed elsewhere herein, the deferred tax benefits of the U.S. Debtor entities will remain with the Company, which benefits include net operating losses through the date of the Debtor asset sale transaction on January 8, 2010 including the tax effect from that transaction (see Note 10).

EXHIBIT INDEX

Exhibit Number	Exhibit

4.5	Form of Senior Subordinated Note issued to certain related parties as of December 22, 2009

*10.0	Form of Addendum to Employment Agreement with certain officers of International Textile Group, Inc.

*10.9	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Thomas E. McKenna.

*10.10.1	Form of Addendum to Severance Agreement with certain officers of International Textile Group, Inc.

*10.11	Form of Amended Severance Letter with certain officers of International Textile Group, Inc. dated as of January 8, 2010

10.37	Limited Waiver and Amendment No. 17 to Credit Agreement, dated as of November 13, 2009, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.38	Limited Waiver and Amendment No. 18 to that certain Bank Credit Agreement, dated as of December 22, 2009, by and among the Company, the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent, and the lenders named therein

10.46	Amendment No. 6 to that certain Term Loan Agreement, dated as of December 22, 2009, by and among Burlington Morelos S.A De C.V., the other credit parties signatory thereto, General Electric Capital Corporation, as agent, and the lenders named therein.

10.59	Amendment No. 3 to the Company’s Senior Subordinated Note Purchase Agreement, dated as of December 31, 2009, by and among the Company and the purchasers signatory thereto

18.1	Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement