Form 10-Q
period 2010-03-31
INTERNATIONAL TEXTILE GROUP INC
filed 2010-05-13
CIK 918964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 7, 2010 was 17,468,327.

Safe Harbor—Forward-Looking Statements

The discussion in this report includes forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature, and may relate to predictions, current expectations and future events. Forward-looking statements may include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “continue,” “likely,” “target,” “project,” “intend,” or similar expressions. Readers are cautioned not to place undue reliance on such forward-looking statements, as they involve significant risks and uncertainties.

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

In addition to changes to the underlying assumptions, important factors that could cause actual results to differ materially from those made or implied by any forward-looking statements include, without limitation:

•	national, regional and international economic conditions and the continued uncertain economic outlook;

•	the highly competitive and rapidly evolving market in which we operate;

•	additional cost pressures resulting in further integration or industry consolidation;

•	lower than anticipated demand for the Company’s products;

•	our international greenfield initiatives not producing the expected benefits;

•	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our operations, specifically including our international greenfield initiatives;

•	our dependence on the success of, and our relationships with, our largest customers;

•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;

•	the Company’s inability to repay or refinance certain of its debt as it becomes due;

•	competitive pricing pressures on the Company’s sales;

•	increases in the price of raw materials;

•	changing international trade regulations and future quantitative limits, duties or tariffs;

•	exposure to foreign currency risk;

•	changes or increases in U.S. Government policies that are unfavorable to domestic manufacturers;

•	our inability to protect our proprietary information and prevent third parties from making unauthorized use of our products and technology;

•

the funding requirements of our assumed defined benefit pension plan or lower than expected investment performance by our pension plan assets, which may require the Company to increase the funding of its pension liability and/or incur higher pension expense; and

•	changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions.

Forward-looking statements include, but are not limited to, those described or made herein or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in other filings made from time to time with the Securities and Exchange Commission (“SEC”) by the Company. You are encouraged to carefully review those filings for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate. Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,473	$6,046
Accounts receivable, less allowances of $1,177 and $1,390, respectively	79,048	59,029
Sundry notes and receivables	6,560	6,281
Accounts receivable from debtors and their subsidiaries	—	315
Inventories	107,753	98,589
Deferred income taxes	908	537
Prepaid expenses	4,863	3,036
Other current assets	1,602	2,168

Total current assets	209,207	176,001
Investments in and advances to unconsolidated affiliates	664	352
Property, plant and equipment, net	224,892	230,097
Intangibles and deferred charges, net	2,765	3,241
Goodwill	2,740	2,740
Deferred income taxes	2,839	2,302
Other assets	1,545	1,502

Total assets	$444,652	$416,235

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of bank debt and other long-term obligations	$98,766	$50,801
Short-term borrowings	48,218	46,005
Accounts payable	50,063	35,386
Sundry payables and accrued liabilities	26,686	22,848
Income taxes payable	4,139	4,135
Deferred income taxes	2,260	1,754

Total current liabilities	230,132	160,929
Bank debt and other long-term obligations, net of current maturities	61,600	99,665
Senior subordinated notes	47,162	45,789
Senior subordinated notes - related party	83,320	80,894
Unsecured subordinated notes - related party	74,965	71,873
Note payable to joint venture partner	2,940	2,940
Income taxes payable	1,661	1,585
Deferred income taxes	899	467
Other liabilities	19,811	20,159

Total liabilities	522,490	484,301
Commitments and contingencies
Stockholders’ Deficit:
International Textile Group, Inc. stockholders’ deficit:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 10,161,152 and 9,974,138 shares issued and outstanding, aggregate liquidation value of $254,028 and $249,353, at March 31, 2010 and December 31, 2009, respectively)	254,028	249,353
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at March 31, 2010 and December 31, 2009)	175	175
Capital in excess of par value	93,043	97,718
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(421,473)	(412,952)
Accumulated other comprehensive loss, net of taxes	(4,713)	(4,713)

Total International Textile Group, Inc. stockholders’ deficit	(79,351)	(70,830)
Noncontrolling interests	1,513	2,764

Total stockholders’ deficit	(77,838)	(68,066)

Total liabilities and stockholders’ deficit	$444,652	$416,235

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2010	2009
Net sales	$151,472	$185,753
Cost of goods sold	136,999	187,036

Gross profit (loss)	14,473	(1,283)
Selling and administrative expenses	13,957	18,629
Provision for (recovery of) bad debts	115	(1,320)
Expenses associated with refinancing activities	—	2,287
Other operating income—net	(444)	(1,758)
Restructuring charges	62	1,876
Goodwill and other impairment charges	—	16,115

Income (loss) from operations	783	(37,112)
Non-operating other income (expense):
Interest income	117	93
Interest expense	(10,112)	(17,711)
Other expense	(1,045)	(1,554)

	(11,040)	(19,172)

Loss from operations before income taxes and equity in income of unconsolidated affiliates	(10,257)	(56,284)
Income tax (expense) benefit	(439)	1,136
Equity in income of unconsolidated affiliates	124	173

Net loss	(10,572)	(54,975)
Less: net loss attributable to noncontrolling interests	(2,051)	(2,797)

Net loss attributable to International Textile Group, Inc.	$(8,521)	$(52,178)

Net loss attributable to International Textile Group, Inc.	$(8,521)	$(52,178)
Accrued preferred stock dividend	(4,675)	(4,336)

Net loss applicable to common stock of International Textile Group, Inc.	$(13,196)	$(56,514)

Net loss per share applicable to common stock of International Textile Group, Inc., basic and diluted	$(0.76)	$(3.25)

Weighted average number of shares outstanding, basic and diluted	17,468	17,413

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31
	2010	2009
OPERATIONS
Net loss	$(10,572)	$(54,975)
Adjustments to reconcile net loss to cash used in operations:
Non-cash impairment charge	—	16,115
Provision for (recovery of) bad debts	115	(1,320)
Depreciation and amortization of property, plant and equipment	5,970	10,323
Amortization of intangibles and deferred financing costs	490	1,184
Amortization of stock-based compensation	—	304
Deferred income taxes	106	(1,563)
Equity in income of unconsolidated affiliates	(124)	(173)
Change in reserve for losses on inventory purchase commitments	(207)	(1,714)
Gain on sale of assets	(237)	(44)
Noncash interest expense	7,021	8,014
Foreign currency exchange losses	125	2,195
Contributions to pension and postretirement benefit plans	(440)	(434)
Change in operating assets and liabilities:
Accounts receivable	(20,228)	(9,297)
Inventories	(8,866)	22,708
Other current assets	(993)	1,731
Accounts payable and accrued liabilities	19,691	(708)
Income taxes payable	(186)	(712)
Other	(630)	993

Net cash used in operating activities	(8,965)	(7,373)

INVESTING
Capital expenditures	(1,148)	(2,310)
Distributions from unconsolidated affiliates	250	1,000
Proceeds from sale of property, plant and equipment	642	169

Net cash used in investing activities	(256)	(1,141)

FINANCING
Repayment of term loans	(1,463)	(253)
Net borrowings under revolver loans	11,384	14,295
Proceeds from short-term borrowings	2,213	1,595
Payment of financing fees	(10)	—
Repayment of capital lease obligations	(149)	(242)
Capital contributions from minority shareholders	800	—
Increase (decrease) in checks issued in excess of deposits	(1,014)	649

Net cash provided by financing activities	11,761	16,044

Effect of exchange rate changes on cash and cash equivalents	(113)	(650)

Net change in cash and cash equivalents	2,427	6,880
Cash and cash equivalents at beginning of period	6,046	26,464

Cash and cash equivalents at end of period	$8,473	$33,344

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$213	$500
Cash payments for interest	$2,265	$3,524
Noncash investing and financing activities:
Accrued preferred stock dividend	$4,675	$4,336
Additions to property, plant and equipment using deposits or trade credits	$20	$—
Capital lease obligations incurred to acquire assets	$—	$41

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 Business and Basis of Presentation

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with current operations principally in the United States, China, Mexico and Vietnam. The Company considers its primary markets to be:

•	Bottom-weight woven apparel fabrics—including denim, synthetic, worsted and value added technical fabrics used in a variety of niche government, industrial and commercial applications;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics—including upholstery fabrics for residential and commercial use; and

•	Specialty fabrics and services—including commission printing and finishing, airbag fabric for the automotive sector, and narrow fabrics for seat belts, military and technical uses.

The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products. As described in more detail in Note 2, certain of the Company’s former subsidiaries (referred to collectively as Global Safety Textiles Holdings LLC and Subsidiaries or “GST”) engaged in the automotive safety business were deconsolidated from the Company on June 30, 2009. Such deconsolidated subsidiaries operated principally in Germany, the United States, Mexico, Poland, Romania, the Czech Republic, China and South Africa, and their results of operations and cash flows were included in the Company’s consolidated financial statements through June 30, 2009. As such, the results of operations and cash flows included in this Form 10-Q for the three months ended March 31, 2009 include GST’s results.

The unaudited consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Therefore, the results of any interim periods, including those presented herein, are not necessarily indicative of the results to be expected for any other interim period or the full year. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, including those of a normal recurring nature.

Significant Accounting Policies

As of March 31, 2010, there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“FASB ASC”) 860-10-65-3, “Transfers and Servicing”, (formerly SFAS No. 166). FASB ASC 860-10-65-3 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10-65-3 is effective for fiscal years beginning after November 15, 2009. The Company adopted FASB ASC 860-10-65-3 on January 1, 2010. Because the Company does not engage in significant transfers of financial assets, the adoption of this standard did not have a material impact on its consolidated results of operations, financial condition or cash flows.

In June 2009, the FASB issued FASB ASC 810-10-65-2 (formerly SFAS No. 167), which revised the consolidation guidance for variable-interest entities. The revised guidance includes: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10-65-2 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted FASB ASC 810-10-65-2 on January 1, 2010 and the adoption of this standard did not have a material impact on its consolidated results of operations, financial condition or cash flows.

Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update were effective on January 1, 2010 for the Company, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and will have no impact on the Company’s consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010 that are of significance, or potential significance, to the Company.

Segment Information

The Company has six operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein (see Note 10). In the quarter ended December 31, 2009, the commission finishing and interior furnishings fabrics segments that were previously permitted to be aggregated in the all other segment under segment reporting guidelines and thresholds no longer met such thresholds and were presented as reportable segments in such quarter; however, the aggregation criteria for these two segments, as well as for the automotive safety segment, were met in the quarter ended March 31, 2010 and these three segments are now included in the all other segment. The reporting of the Company’s operations in six segments is consistent with how the Company is managed and how resources are allocated by the CODM. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. One customer, the U.S. Department of Defense, accounted for 10% or more of the Company’s net sales for the three months ended March 31, 2010, and one customer, V.F. Corporation, accounted for 10% or more of the Company’s trade accounts receivable balance as of March 31, 2010. Additionally, the Company believes that one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends and loans they may make to the Company. Of the Company’s consolidated cash balance of $8.5 million at March 31, 2010, approximately $0.3 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental restrictions that restrict and/or limit loans and dividend payments they may make to the Company. At March 31, 2010, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $4.1 million.

Reclassifications

Certain amounts previously presented in the unaudited consolidated financial statements for the three months ended March 31, 2009 have been reclassified to conform to the current period presentation. Such amounts related to selling and administrative expenses primarily at the Company’s international greenfield initiatives, as the related activity became production related versus administrative in nature. Such reclassifications had no effect on loss from operations or net loss in such period.

Note 2 Former Subsidiaries Emerge From Bankruptcy in January 2010

Global Safety Textiles Holdings LLC (“GST Holdings”) was formerly a wholly owned subsidiary of the Company, and was the holding company that directly or indirectly owned substantially all of the subsidiaries through which the Company’s automotive safety group operated (automotive airbag curtain fabric and automotive airbag cushions businesses). GST Holdings and certain of its subsidiaries were parties to a credit facility (the “Automotive Safety Facility”), which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility, which approximated $199 million on an as-converted to U.S. dollar basis at maturity, were not repaid prior to, or upon, maturity.

On June 30, 2009 (the “Petition Date”), GST Holdings, all of its direct and indirect U.S. subsidiaries, including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., and Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors”) filed voluntary petitions for relief (collectively, the “GST Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the GST Bankruptcy Filing. In connection with the GST Bankruptcy Filing, the Company did not expect that it would regain control of the Debtors and, accordingly, the Company deconsolidated GST and their respective subsidiaries on June 30, 2009. The Debtors had managed their properties and operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court from June 30, 2009 until January 8, 2010. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. This reorganization transaction was not consummated with a related party of the Company. As a result, the Company did not regain control of GST and, as of January 8, 2010, no longer had an ownership interest in GST.

As previously disclosed, the Company was not a debtor in the GST Bankruptcy Filing. GST and its subsidiaries have been included in the Company’s consolidated financial statements through June 30, 2009. After consideration of the guidance available in FASB ASC 810, “Consolidation” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 94 and SFAS No. 160), FASB ASC 323 and FASB ASC 325, “Investments—Equity Method and Joint Ventures” and “Investments—Other,” respectively (formerly Accounting Principles Board Opinion No. 18), and FASB ASC 852, “Reorganizations” (formerly American Institute of Certified Public Accountants Statement of Position 90-7), and because the Company did not expect that it would regain control of the Debtors following the reorganization and that, as a result, the loss of such control was not temporary, ITG deconsolidated GST and its subsidiaries as of June 30, 2009 as a result of the GST Bankruptcy Filing. Accordingly, the financial position, results of operations and cash flows of GST and its subsidiaries have not been included in the Company’s consolidated financial statements as of and subsequent to June 30, 2009.

The following unaudited condensed consolidated balance sheets as of June 30, 2009 and March 31, 2009 and the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and June 30, 2009 and the six months ended June 30, 2009 present GST and its subsidiaries prior to their deconsolidation on June 30, 2009.

Global Safety Textiles Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands)

(Unaudited)

	June 30, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$29,911	$28,907
Accounts receivable, net	41,888	34,428
Sundry notes and receivables	3,606	2,232
Inventories	34,847	36,478
Deferred income taxes	1,679	385
Prepaid expenses	1,182	890
Other current assets	3,396	3,892

Total current assets	116,509	107,212
Property, plant and equipment, net	163,493	161,227
Intangibles and deferred charges, net	2,039	2,772
Deferred income taxes	78	1
Other assets	657	157

Total assets	$282,776	$271,369

Liabilities and Stockholder’s Deficit
Current liabilities:
Current maturities of bank debt and other long-term obligations	$199,025	$189,777
Notes payable to joint venture partners	780	761
Accounts payable	19,979	13,442
Notes and accounts payable to related parties	86,245	80,609
Sundry payables and accrued liabilities	32,782	25,548
Income taxes payable	105	760
Deferred income taxes	4	1

Total current liabilities	338,920	310,898
Long-term debt and other obligations, net of current maturities	797	—
Notes payable to joint venture partners	—	777
Deferred income taxes	5,503	857
Other liabilities	1,653	1,551

Total liabilities	346,873	314,083
Stockholder’s deficit:
Global Safety Textiles Holdings LLC’s stockholder’s deficit	(66,702)	(45,189)
Noncontrolling interests	2,605	2,475

Total stockholder’s deficit	(64,097)	(42,714)

Total liabilities and stockholder’s deficit	$282,776	$271,369

Global Safety Textiles Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net sales	$56,112	$70,914	$127,026
Cost of goods sold	55,242	63,012	118,254

Gross profit	870	7,902	8,772
Selling and administrative expenses	5,217	6,079	11,296
Expenses associated with refinancing activities	2,287	10,494	12,781
Goodwill and other restructuring and impairment charges	16,537	—	16,537

Loss from operations	(23,171)	(8,671)	(31,842)
Other expense:
Interest expense, net	(6,092)	(5,609)	(11,701)
Interest expense, related parties	(2,464)	(2,562)	(5,026)
Other expense	(1,723)	(776)	(2,499)

	(10,279)	(8,947)	(19,226)

Loss from operations before income taxes	(33,450)	(17,618)	(51,068)
Income tax benefit (expense)	1,315	(3,259)	(1,944)

Net loss	(32,135)	(20,877)	(53,012)
Less: net income (loss) attributable to noncontrolling interests	(69)	131	62

Net loss attributable to Global Safety Textiles Holdings LLC	$(32,066)	$(21,008)	$(53,074)

Global Safety Textiles Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
OPERATIONS
Net loss	$(32,135)	$(20,877)	$(53,012)
Adjustments to reconcile net loss to cash provided by operations	38,197	22,826	61,023

Net cash provided by operating activities	6,062	1,949	8,011
INVESTING
Net cash used in investing activities	(560)	(968)	(1,528)
FINANCING
Net cash provided by (used in) financing activities	3,981	(88)	3,893
Effect of exchange rate changes on cash and cash equivalents	(477)	111	(366)

Net change in cash and cash equivalents	9,006	1,004	10,010
Cash and cash equivalents at beginning of period	19,901	28,907	19,901

Cash and cash equivalents at end of period	$28,907	$29,911	$29,911

Prior to the deconsolidation of GST on June 30, 2009, GST incurred and paid expenses of $2.3 million and $10.5 million during the three months ended March 31, 2009 and June 30, 2009, respectively, consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the Automotive Safety Facility. Prior to the GST Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential financing arrangements and alternatives; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan and, therefore, these costs were expensed as incurred.

Note 3 Inventories

The major classes of inventories were as follows (in thousands):

	March 31, 2010	December 31, 2009
Inventories at FIFO:
Raw materials	$13,207	$12,348
Work in process	39,842	34,579
Finished goods	47,517	44,735
Dyes, chemicals and supplies	14,161	14,553

	114,727	106,215
Excess of FIFO over LIFO	(6,974)	(7,626)

Total	$107,753	$98,589

Note 4 Impairment of Long-lived Assets

Property, Plant and Equipment, net

As previously disclosed, in April 2009 the Company decided to idle its Cone Denim de Nicaragua (“CDN”) facility and continues to monitor its strategic alternatives in the region. The decision to idle the CDN facility has required the Company to update each quarter the test of recoverability of the value of the long-lived assets in the Company’s bottom-weight woven apparel fabrics segment pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”; such tests have not resulted in any impairment charges in 2009 or 2010.

Goodwill and Intangible Assets

During the three months ended March 31, 2009, the Company completed an assessment for impairment of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment because of the projected reductions and weakened demand for GST automotive safety products in the U.S. region. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill and intangible assets assigned to the automotive safety unit were each zero and, accordingly, the Company recognized pre-tax non-cash impairment charges of $15.1 million for goodwill and $1.0 million for its intangible asset related to customer relationships in the three months ended March 31, 2009.

The estimation of the fair value as of March 31, 2009 was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350, “Intangibles—Goodwill and Other” (formerly SFAS No. 142). The determination of future cash flows is based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. In determining such rates, the Company used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s then-current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing. The Company’s WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, were used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different.

Impairment charges related to goodwill and other intangible assets are reflected in “Goodwill and other impairment charges” in the accompanying unaudited consolidated statements of operations. Such charges have no impact on the Company’s cash flows or liquidity. The remaining goodwill balance at March 31, 2010 of $2.7 million relates to the commission finishing business in the all other segment, and there have been no events that have required an impairment analysis of this goodwill balance since the Company’s annual evaluation as of October 1, 2009.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Revolving loans:
ITG, Inc.	$38,214	$26,831
Term loans:
Burlington Morelos S.A. de C.V.	7,345	7,595
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	9,892	10,878
ITG-Phong Phu Joint Venture	22,077	22,300
Cone Denim de Nicaragua	37,893	37,764
Other:
Senior subordinated notes	47,162	45,789
Senior subordinated notes - related party	83,320	80,894
Unsecured subordinated notes - related party	74,965	71,873
Capitalized lease obligations	9,993	10,144
Notes payable to joint venture partners	2,940	2,940
Other notes payable	10	12

Total long-term debt	368,753	351,962
Less: current portion of long-term debt	(98,766)	(50,801)

Total long-term portion of long-term debt	$269,987	$301,161

As of March 31, 2010, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $98.8 million, $152.6 million, $96.0 million, $17.8 million and $3.6 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described below, the Company has classified the entire amount of such debt, $37.9 million, as current as of March 31, 2010 and December 31, 2009.

Revolving and Term Loans

On December 29, 2006, the Company and certain of its subsidiaries entered into a Bank Credit Agreement and a Term Loan Agreement with certain financial institutions. Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. The Term Loan Agreement between the Company, its wholly owned subsidiary Burlington Morelos S.A. de C.V. (“Burlington Morelos”) and certain financial institutions provides for a term loan in the original amount of $15.0 million. The Term Loan contains original repayment terms of $0.3 million per quarter beginning in March 2007, with final payment of the then outstanding principal balance due at maturity.

As amended to date, the Bank Credit Agreement provides for, among other things: (i) a maturity date for all outstanding borrowings under the Bank Credit Agreement of March 31, 2011; (ii) a limit on borrowings under the revolving credit facility, including the letter of credit sub-facility, thereunder, of an aggregate principal amount of $75.0 million; (iii) a LIBOR floor on borrowings outstanding; and (iv) a requirement to repay certain borrowings outstanding with the proceeds from any sale of certain assets. As amended to date, the Term Loan Agreement provides for, among other things: (i) a maturity date of March 31, 2011; (ii) a LIBOR floor on borrowings outstanding; and (iii) certain requirements to repay borrowings outstanding thereunder with the proceeds from any sale of certain assets.

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

The revolving credit facility requires the payment of a commitment fee of 1.0% annually, depending on amounts borrowed, payable monthly. At March 31, 2010, there was $38.2 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.4%, and $7.3 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.8%. In addition, a subsidiary of Burlington Morelos has obtained short-term financing from certain cotton suppliers in the amount of $8.5 million at March 31, 2010.

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At March 31, 2010, average adjusted availability was approximately $22.6 million and availability was $24.2 million, and the Company was not subject to such restrictions;

•

If availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at March 31, 2010, however, if such ratio was applicable, the Company would have been able to comply therewith as of such date; and

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), could be requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of a Support Agreement.

•

Furthermore, if availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

If the Company is required to, but not able to comply with any applicable covenants in the future, and assuming no modifications or amendments to, or waivers from, such compliance requirement, the lenders under the Bank Credit Agreement could discontinue lending and accelerate the payment of the related debt, and this could allow lenders under the Company’s other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes, as defined below) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations. As described above, however, below certain levels of availability, the lenders under the Bank Credit Agreement could require the WLR Affiliates to provide certain amounts to the Company under the Support Agreement.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.3% at March 31, 2010. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from various Chinese financial institutions in an aggregate amount of $25.4 million at March 31, 2010. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have advanced unsecured non-interest bearing loans to Cone Denim (Jiaxing) Limited totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the Company’s consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partner.”

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in equal quarterly installments, which began in November 2009 and continue until August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At March 31, 2010, outstanding borrowings under this facility were $9.9 million with a weighted average interest rate of 4.4%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals. In addition, Jiaxing Burlington Textile Company has obtained short-term working capital loans from certain Chinese financial institutions in the amount of $2.8 million at March 31, 2010.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments which began in February 2010. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans outstanding under this agreement. At March 31, 2010, $22.1 million was outstanding under this facility with a weighted average interest rate of 7.0%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture. In addition, ITG-PP Joint Venture has obtained short-term working capital loans from certain financial institutions in the amount of $11.0 million at March 31, 2010.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans are to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized as senior loans, and accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. At March 31, 2010, $37.0 million of senior loans with an interest rate of 4.3%, and $0.9 million of junior loans, were outstanding under this facility. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement). As described elsewhere herein, in light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, the Company decided to idle the facility and continues to monitor its strategic alternatives in the region. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waives through June 15, 2010 any rights or remedies available to the lenders related to any claimed material adverse change (as defined) in CDN resulting from the Company’s idling of that facility or the failure to meet certain financial ratio covenants in the agreement. Further, as a result of the accumulated losses of CDN, the creditors thereof are granted certain additional rights pursuant to Nicaraguan law, including certain rights with respect to the dissolution of CDN. The Company continues to evaluate all of its options related to the amendment and waiver agreement that expires June 15, 2010. Without an appropriate cure (as defined in the amendment and waiver agreement), the Company will likely not meet certain financial ratio covenants in the agreement upon the expiration of the current waiver. Although the Company believes the loan is adequately secured, assuming an orderly disposition if needed, there can be no assurances that an accelerated schedule of loan payments outside of the current principal payment requirements can be met. Because of the uncertainties related to the potential acceleration of the CDN term loan, the Company has classified the entire amount of such debt, $37.9 million, as current as of March 31, 2010 and December 31, 2009.

Senior Subordinated Notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”) with an original interest rate of 18.0% per annum. Such rate was subject to periodic increases if the Company had not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes, the “Note Purchase Agreement”) of its debt and/or equity securities on or before certain dates beginning on December 6, 2008. The Company did not complete a Qualified Issuance by December 6, 2008 and the interest rate increased to 20% per annum on that date under the terms of the Notes. As the Company was not in compliance with certain covenants under the terms of the Notes (related to the automotive safety business) during the first quarter of 2009, the interest rate increased by an additional 2.5% beginning on February 20, 2009. On December 22, 2009, the Company entered into Amendment No. 3 (the “Note Purchase Agreement Amendment”) to the Notes. The Note Purchase Agreement Amendment, among other things, reduced the interest rate on the Notes to 12% per year, effective after September 30, 2009.

In September 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an original face amount of $40.0 million. In connection with the entry into the Note Purchase Agreement Amendment discussed above, the WLR Affiliates purchased from the holders of the Notes $17.5 million of the original Notes, representing PIK Interest (defined below), with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to the Tranche A Notes held by the other holders of outstanding Notes. The outstanding amount of such Tranche B Notes ($83.3 million at March 31, 2010, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s consolidated balance sheet at March 31, 2010. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (“PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, 50% of the then-outstanding PIK Interest and 50% of the accrued but unpaid interest on the Tranche A Notes will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, 75% of the then-accrued but unpaid interest on the Notes will be payable in cash, and the remaining portion will continue to be payable in-kind.

At March 31, 2010, $130.5 million aggregate principal amount of the Notes was outstanding (of which $83.3 million was held by the WLR Affiliates, including interest that has been converted to principal), at an interest rate of 12.0%. The Note Purchase Agreement contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the Note Purchase Agreement imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Note Purchase Agreement currently provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted to secure the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The right of the holders of the Notes to receive payment in respect of the Notes is subordinated to the right of the lenders under the Bank Credit Agreement and Term Loan Agreement to receive payment.

Unsecured Subordinated Notes—Related Party

As of March 31, 2010, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At March 31, 2010, $75.0 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Debt Covenant Compliance

At March 31, 2010, the Company was in compliance with, or has obtained waivers for, the covenants imposed by its principal credit facilities. Any failure in the future by the Company to stay in compliance without obtaining the necessary waivers or modifications, or refinancings with respect to its debt agreements, or obtain any necessary funding in amounts, at times and on terms acceptable to it, if at all, may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy.

Short-Term Borrowings

Various subsidiaries of the Company had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $48.2 million at March 31, 2010 and $46.0 million at December 31, 2009, with weighted average interest rates of 6.3% and 6.6%, respectively. The borrowings consist of lines of credit and other short-term credit facilities related primarily to our international operations and are used to fund working capital requirements within the respective subsidiaries.

Guarantees

FASB ASC 460, “Guarantees” (formerly FASB Interpretation No. 45), provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2010, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2010 or December 31, 2009.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	International Textile Group, Inc. Shareholders
	Convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at December 31, 2009	$249,353	$175	$97,718	$(411)	$(412,952)	$(4,713)	$2,764	$(68,066)
Comprehensive loss for the three months ended March 31, 2010:
Net loss	—	—	—	—	(8,521)	—	(2,051)	(10,572)

Net comprehensive loss	—	—	—	—	(8,521)	—	(2,051)	(10,572)
Capital contributions from minority shareholder	—	—	—	—	—	—	800	800
Preferred stock dividends	4,675	—	(4,675)	—	—	—	—	—

Balance at March 31, 2010	$254,028	$175	$93,043	$(411)	$(421,473)	$(4,713)	$1,513	$(77,838)

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 10,161,152 shares of Series A Preferred Stock were issued and outstanding at March 31, 2010 (9,974,138 shares issued and outstanding at December 31, 2009) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at March 31, 2010. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Note 7 Reconciliation to Diluted Earnings per Share

The following data reflects the amounts used in computing earnings per share and the effect on net loss, and the weighted average number of common shares and dilutive potential common shares issuable (in thousands).

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net loss applicable to common shareholders of International Textile Group, Inc.	$(13,196)	$(56,514)
Effect of dilutive securities:
None	—	—

Numerator for diluted earnings per share	$(13,196)	$(56,514)

Weighted-average number of common shares used in basic earnings per share	17,468	17,413
Effect of dilutive securities:
None	—	—

Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,413

Based on the number of shares of Series A Preferred Stock outstanding as of March 31, 2010 and the Liquidation Value thereof on such date, the Series A Preferred Stock could have potentially been convertible at the option of the holders thereof into 26,396,642 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Convertible preferred stock	26,397	24,481
Nonvested restricted common stock	—	—
Stock options	—	—

	26,397	24,481

Note 8 Derivative Instruments

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

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations and the Company is exposed to fluctuations in the cost of cotton. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At December 31, 2009, the Company did not have any commodity forward contracts outstanding. At March 31, 2010, the Company had the following outstanding commodity forward contract that was entered into to hedge forecasted purchases through December 2010:

Commodity Contract	Number of Units
Natural gas forward contract	159,840 MBTU

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At March 31, 2010 and December 31, 2009, the Company did not have any foreign exchange contracts outstanding.

On November 4, 2008, GST Holdings entered into an interest rate cap agreement with a notional amount of €63,000,000 that matured in May 2009 as required by certain financing agreements. The Company did not designate this instrument as a hedge under hedge accounting rules.

As of December 31, 2009, the Company did not have any derivative instruments outstanding. The fair value of derivative instruments recognized in the March 31, 2010 consolidated balance sheet consisted of the following (in thousands):

	March 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815	N/A	$—	N/A	$—
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts	N/A	—	Sundry payables and accrued liabilities	72
Foreign exchange contracts	N/A	—	N/A	—
Interest rate contracts	N/A	—	N/A	—

Total		—		72

Total Derivatives		$—		$72

The effect of derivative instruments on the consolidated statements of operations were as follows (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
	Location of Gain (Loss) on Derivatives	Three Months Ended March 31
		2010	2009
Derivatives designated as hedging instruments under FASB ASC 815	N/A	$—	$—
Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	—	(84)
Unrealized	Other income (expense)	(72)	(154)
Foreign exchange contracts
Realized	Cost of goods sold	—	(1,358)
Unrealized	Other income (expense)	—	1,188
Interest rate contracts	Interest expense	—	—

Total		(72)	(408)

Total derivatives		$(72)	$(408)

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

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations” (formerly FASB Interpretation No. 47) provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.

As of March 31, 2010, the Company had capital expenditure commitments not reflected as liabilities on the accompanying unaudited consolidated balance sheet of $1.7 million. These commitments were not reflected as liabilities on the accompanying unaudited consolidated balance sheet because the Company had not received or taken title to the related assets.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the first quarter of 2009, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices have shown increases in 2009 and 2010, the Company does not reverse the unrealized loss recorded against its firm purchase commitments under GAAP until receipt and/or consumption of the related raw materials occur. In accordance with GAAP, the Company accrues unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at March 31, 2010 and December 31, 2009 amounted to $0.0 million and $0.2 million, respectively. The reductions in the accrual for unrealized losses on firm purchase commitments of $0.2 million and $1.7 million in the three months ended March 31, 2010 and 2009, respectively, are included in “Other operating income–net” in the accompanying unaudited consolidated statement of operations, and such reductions are primarily the result of the receipt and/or consumption of the related raw materials during these periods.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in no less than one third increments, that may be exercised in 2010, 2011 or 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Payment on the put option may be made in stock if the Company’s securities are traded on the New York Stock Exchange or the NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to perform under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one-third increments at the Valuation Price that may be exercised in 2012, 2013 or 2014. A party to this joint venture may sell its equity interest to a non-competitor after July 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 2012, a party who holds more than 50% of the joint venture equity interests wishes to sell all, and not less than all, of such interests to a bona fide arm’s length third party, then the other party shall have its interests included in the transfer if requested by the selling party and at a price to be paid in cash, which shall not be less than the Valuation Price.

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

The Company and its subsidiaries have various claims and other lawsuits pending against them arising in the ordinary course of business, which arise from time to time. The Company may also be liable for environmental contingencies with respect to environmental cleanup activities. The Company makes provisions in its financial statements for litigation and claims based on the Company’s assessment of the possible outcome of such litigation and claims, including the possibility of settlement. It is not possible to determine with certainty the ultimate liability of the Company in the matters described above, if any, but in the opinion of management, except as otherwise described above, their outcome is not expected to have a material adverse effect upon the financial condition or results of operations or cash flows of the Company.

Note 10 Segment and Other Information

The Company currently has six operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, and cotton twill garment production. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: the automotive safety segment, consisting of airbag fabrics (and in the quarter ended March 31, 2009, airbag curtains and cushions fabrics produced by GST) used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; the commission finishing segment, consisting of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms; the interior furnishings fabrics segment, consisting of contract fabrics and upholstery for the residential and commercial markets; and all other items such as transportation services and other miscellaneous items.

In the quarter ended December 31, 2009, the commission finishing and interior furnishings fabrics segments that were previously permitted to be aggregated in the all other segment under segment reporting guidelines and thresholds no longer met such thresholds and were presented as reportable segments in such quarter; however, the aggregation criteria for these two segments, as well as for the automotive safety segment, were met in the quarter ended March 31, 2010 and these three segments are now included in the all other segment. The reporting of the Company’s operations in six segments is consistent with how the Company is managed and how resources are allocated by the CODM. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

Sales, income (loss) from operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the period ended March 31, 2010 were primarily attributable to commission finishing sales in the all other segment of $5.3 million and bottom-weight woven apparel fabrics segment sales of $0.4 million. Intersegment net sales for the period ended March 31, 2009 were primarily attributable to commission finishing sales in the all other segment of $2.1 million and bottom-weight woven apparel fabrics segment sales of $1.4 million.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net Sales:
Bottom-weight Woven Apparel Fabrics	$114,595	$93,526
Narrow Fabrics	10,577	10,723
All Other	31,956	85,004

	157,128	189,253
Intersegment sales	(5,656)	(3,500)

	$151,472	$185,753

Income (Loss) From Operations Before Income Taxes:
Bottom-weight Woven Apparel Fabrics	$2,585	$(7,326)
Narrow Fabrics	530	(69)
All Other	1,508	(5,442)

Total reportable segments	4,623	(12,837)
Corporate expenses	(4,222)	(5,452)
Expenses associated with refinancing activities	—	(2,287)
Other operating income - net	444	1,758
Restructuring and impairment charges	(62)	(17,991)
Interest expense	(10,112)	(17,711)
Other expense	(928)	(1,764)

	(10,257)	(56,284)
Income tax (expense) benefit	(439)	1,136
Equity in income of unconsolidated affiliates	124	173

Net loss	(10,572)	(54,975)
Less: net loss attributable to noncontrolling interests	(2,051)	(2,797)

Net loss attributable to International Textile Group, Inc.	$(8,521)	$(52,178)

	March 31, 2010	December 31, 2009
Total Assets:
Bottom-weight Woven Apparel Fabrics	$365,999	$340,738
Narrow Fabrics	20,414	20,822
All Other	44,363	42,458
Corporate	13,876	12,217

	$444,652	$416,235

Note 11 Restructuring Activities

The provision for restructuring reported in income (loss) from operations included severance and COBRA benefits of $0.1 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively. The 2010 provision for restructuring is primarily related to the Company’s multi-segment selling and administrative cost reduction plan. Overall, the 2009 provisions for restructuring are primarily related to the Company’s multi-segment selling and administrative realignment and other cost reduction plans, manufacturing workforce reductions in Mexico and at the White Oak denim plant resulting from the then-current economic environment (apparel fabrics segment), the idling of the CDN facility (apparel fabrics segment) as described elsewhere herein, and activities at the Company’s automotive safety segment facilities in Germany and Mexico as described below.

Restructuring Activities in the Bottom-weight Woven Apparel Fabrics Segment

In December of 2008, the Company announced that it would eliminate all ring-spinning operations and reduce its weaving capacity at the White Oak plant to adjust to current demand. In the three months ended March 31, 2009, the Company recognized additional pre-tax charges for restructuring of $0.5 million for severance and COBRA benefits related to approximately 90 employees at this facility.

During the three months ended March 31, 2009, the Company engaged in manufacturing workforce reductions at two of its apparel plants in Mexico to adjust to then-current demand due to the economic downturn. In 2009, the Company recognized pre-tax charges for restructuring of $0.5 million for severance and benefits related to approximately 110 affected employees at these facilities.

The Company recorded a charge of $0.3 million in the three months ended March 31, 2009 for severance and benefits related to approximately 500 affected employees at the CDN facility that was idled in April 2009 as previously discussed in Note 4.

Other Restructuring Activities

As economic conditions continued to deteriorate and the Company’s financial position remained under stress, the Company implemented staff reductions associated with selling, administrative and other reductions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions and recorded severance and benefit restructuring charges in the amount of $0.2 million in the three months ended March 31, 2009. Further evaluation of the Company’s businesses and operations has continued and the Company has recorded additional severance and benefit restructuring charges in the amount of $0.1 million in the three months ended March 31, 2010. These cost reduction programs have resulted in the termination of approximately 450 employees since it was initiated in the fourth quarter of 2008.

In 2008 the Company committed to a plan to transfer the operations of the automotive safety segment’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In connection with this plan, the Company reached termination agreements with approximately 30 employees. Additional costs of $0.3 million related to this transition plan were incurred during the three months ended March 31, 2009.

During the three months ended March 31, 2009, the Company engaged in manufacturing workforce reductions at its automotive safety plant in Mexico to adjust to then-current demand due to the economic downturn; the Company recognized a related pre-tax charge for restructuring of $0.1 million for severance and benefits related to approximately 135 affected employees at this facility.

Following is a summary of activity related to restructuring accruals (in thousands):

Severance and COBRA Benefits
Balance at December 31, 2009	$1,245
2010 charges, net	62
Payments	(520)

Balance at March 31, 2010	$787

The remaining accrual of $0.8 million at March 31, 2010 is recorded in Sundry payables and accrued liabilities in the unaudited consolidated balance sheet as of March 31, 2010. The $0.8 million total liability consists of severance and COBRA benefits, primarily related to the selling, administrative and other staff reductions, and downsizing within the bottom-weight woven apparel fabrics segment, all described above. The Company expects to pay these benefits in 2010.

Note 12 Fair Value Measurements

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company enters into derivative instruments from time to time, beyond any commodity derivative contracts that are designated as normal purchases, and which principally consist of natural gas forward contracts and foreign-currency forward contracts. These derivative contracts are principally with financial institutions and other commodities brokers, and the fair values of which are obtained from third-party broker quotes.

The following table provides a summary of the fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at March 31, 2010 (in thousands). The Company did not have any assets or liabilities measured on a recurring basis at December 31, 2009.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At March 31, 2010
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$72	$—	$—	$72

The Company’s assessment of impairment of long-lived assets in the three months ended March 31, 2010 did not result in any impairment charges. The following table provides a summary of the fair values of certain of the Company’s assets measured on a nonrecurring basis under FASB ASC 820 in the three months ended March 31, 2009 (in thousands):

	Significant Unobservable Inputs (Level 3)	Total At March 31, 2009	Impairment Loss
Intangible assets	$6,882	$6,882	$1,028
Goodwill	2,740	2,740	15,087

	$9,622	$9,622	$16,115

At December 31, 2008, the Company had intangible assets of $9.3 million and goodwill of $17.8 million and, during the three months ended March 31, 2009, the Company recognized non-cash impairment charges of $1.0 million with respect to its customer relationship intangible assets and $15.1 million with respect to goodwill. See Note 4 for additional information regarding intangible asset and goodwill impairment. The estimation of the fair values of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived WACC, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative because the Company does not have an active trading market for its equity or debt. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350 (formerly SFAS No. 142).

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

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of March 31, 2010 related to expected yield, the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at March 31, 2010. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at March 31, 2010 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Operating Income—Net

“Other operating income–net” for the three months ended March 31, 2010 and 2009 includes income of $0.2 million and $1.7 million, respectively, related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments (see Note 9), and also includes gains and losses related to the disposal of miscellaneous property and equipment during these periods.

Note 14 Other Expense

The following table summarizes the Company’s other expense (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Expenses for certain litigation	$(806)	$—
Foreign currency exchange losses	(84)	(2,522)
Unrealized gains (losses) on derivative instruments, net	(72)	1,034
Other	(83)	(66)

Total	$(1,045)	$(1,554)

In 2010, the Company has paid or accrued $0.8 million in legal fees not related to current operations, and such non-operating costs are recorded in other expense in the 2010 consolidated statement of operations.

Note 15 Income Taxes

In the three months ended March 31, 2010, the Company recorded a tax provision of $0.4 million and in the three months ended March 31, 2009, the Company recorded a tax benefit of $1.1 million, which included a $1.3 million tax benefit related to GST.

Expected Income Tax Effects Related to the Emergence from Bankruptcy of Global Safety Textiles

As described in Note 2, GST and its respective subsidiaries were deconsolidated on June 30, 2009 for financial reporting purposes under GAAP. Seven of the nine Debtor entities are U.S. companies, of which four are limited liability companies and are therefore disregarded under U.S. income tax rules. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, all of the operations of these U.S. Debtor entities were included in the Company’s 2009 income tax provisions through June 30, 2009 and will be included in the Company’s tax return filings through December 31, 2009, resulting in an increase to the Company’s U.S. federal and certain state net operating loss carryforwards. On January 8, 2010, the plan of reorganization of the Debtors was confirmed and resulted in an asset sale under the U.S. tax rules (the “Asset Sale Transactions”). As such, all deferred tax items related to the Debtors and their respective U.S. subsidiaries will be realized upon execution of the Asset Sale Transaction in 2010. Therefore, the Company retains the benefit of all net operating losses generated through January 8, 2010 related to the U.S. Debtors. The Company’s net operating loss carryforwards also include all deferred tax items realized in such asset sale transaction. Taxable income or loss generated by GST’s foreign entities remains with such foreign entity. No cash income taxes are expected to result from the Asset Sale Transaction or as a result of the Debtors’ U.S. operations being included in the 2009 tax filings of the Company.

The resulting net deferred tax asset related to the Debtors that remains with the Company in the form of a net operating loss is approximately $27.5 million through December 31, 2009, prior to the taxable gain or loss from the Asset Sale Transaction, with a corresponding increase of approximately $27.5 million in the valuation allowance on the Company’s deferred tax assets, as management believes that it is more likely than not that the tax benefit from the Debtors’ operations will not be realized. Although the Asset Sale Transaction involving the Debtors occurred on January 8, 2010, management does not currently have the necessary information related to such transaction to provide a reasonable estimate of the gain or loss which will increase or decrease the net operating loss benefit. The ultimate gain or loss from the transaction will be determined based on the allocation of the deemed purchase price between the Company and the new owners of the Debtors. The entire amount of the tax impact ultimately recorded by the Company will be reduced by a valuation allowance as management believes that it is more likely than not that the tax benefit from the Debtor operations will not be realized. Therefore, it is expected that there will be no net income tax effect on the Company’s financial statements as a result of the Asset Sale Transaction involving the Debtors. The Company expects that it will be able to obtain the necessary information to provide a reasonable estimate of the impact of the Asset Sale Transaction in the second or third quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of International Textile Group, Inc. should be read in connection with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes audited financial results of the Company as of and for the years ended December 31, 2009 and 2008.

Overview

Our Company

International Textile Group, Inc. (“ITG”, the “Company”, “we” or “us”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with current operations principally in the United States, China, Mexico, and Vietnam. ITG’s long-term focus includes the realization of the benefits of its global expansion, including reaching full production at ITG facilities in China and Vietnam, as described below, and continuing to seek other strategic growth opportunities.

The Company considers its primary markets to be:

•	Bottom-weight woven apparel fabrics—including denim, synthetic, worsted and value added technical fabrics used in a variety of niche government, industrial and commercial applications;

•	Government uniform fabrics—including fabrics for military dress uniforms and battle dress uniforms;

•	Interior furnishings fabrics—including upholstery fabrics for residential and commercial use; and

•	Specialty fabrics and services—including commission printing and finishing, airbag fabric for the automotive sector, and narrow fabrics for seat belts, military and technical uses.

The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products. As described in more detail in Note 2 to the unaudited consolidated financial statements, certain of the Company’s former subsidiaries (referred to collectively as Global Safety Textiles Holdings LLC and Subsidiaries or “GST”) engaged in the automotive safety business were deconsolidated from the Company on June 30, 2009. Such deconsolidated subsidiaries operated principally in Germany, the United States, Mexico, Poland, Romania, the Czech Republic, China and South Africa, and their results of operations and cash flows were included in the Company’s consolidated financial statements through June 30, 2009. As such, the results of operations and cash flows included in this Form 10-Q for the three months ended March 31, 2009 include GST’s results.

Emergence from Bankruptcy of Certain Subsidiaries

Global Safety Textiles Holdings LLC (“GST Holdings”) was formerly a wholly owned subsidiary of the Company, and was the holding company that directly or indirectly owned substantially all of the subsidiaries through which the Company’s automotive safety group operated (automotive airbag curtain fabric and automotive airbag cushions businesses). GST Holdings and certain of its subsidiaries were parties to a credit facility (the “Automotive Safety Facility”), which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility, which approximated $199 million on an as-converted to U.S. dollar basis at maturity, were not repaid prior to, or upon, maturity.

On June 30, 2009 (the “Petition Date”), GST Holdings, all of its direct and indirect U.S. subsidiaries, including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., and Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors”) filed voluntary petitions for relief under Bankruptcy Code in the Bankruptcy Court (the “GST Bankruptcy Filing”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the GST Bankruptcy Filing. In connection with the GST Bankruptcy Filing, the Company did not expect that it would regain control of the Debtors and, accordingly, the Company deconsolidated GST and their respective subsidiaries on June 30, 2009. The Debtors had managed their properties and operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court from June 30, 2009 until January 8, 2010. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. This reorganization transaction was not consummated with a related party of the Company. As a result, the Company did not regain control of GST and, as of January 8, 2010, no longer had an ownership interest in GST. As previously disclosed, the Company was not a debtor in the GST Bankruptcy Filing.

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

International Greenfield Initiatives

Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company which operates a vertically integrated denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, which we believe is undersupplied despite the high level of capacity for basic denims in China. Cone Denim (Jiaxing) shipped its initial first quality production in October 2007, and has experienced increasing capacity utilization beginning in 2008.

The Company’s fabric dyeing and finishing plant in Jiaxing, China, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited started limited production in the third quarter of 2007 and since then has experienced steady or increasing sales. This facility provides synthetic apparel fabrics, interior finishing fabrics and has the capability for growth in commission finishing services for other complementary products.

The Company and Phong Phu Corporation have completed building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam (known as “ITG-PP Joint Venture”). ITG-PP Joint Venture is 60% owned by the Company. Construction of these facilities was completed in December 2008, although production is not expected to reach full capacity levels until late 2010, depending on global economic conditions. This venture offers apparel customers a total supply chain solution from fabric to finished garments. Capabilities include fabric dyeing and finishing operations in addition to sewing and laundering. Garment operations grew steadily through 2008 and 2009 utilizing a one shift operation. A second shift of garment processing operators was added in 2010. This facility has experienced increasing capacity utilization since 2008. The textile facility is supporting the fabric needs of the garment operation as it continues to build confidence levels with targeted fabric customers.

In April 2008, the Company opened a 28 million yard capacity vertical denim plant, Cone Denim de Nicaragua, in Nicaragua. The choice of Nicaragua reflected the Company’s belief that Nicaragua, and Central America generally, would be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. However, in December 2008 and February 2009, respectively, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America, and the largest customer of Cone Denim de Nicaragua announced that it would be discontinuing production in certain of its facilities in the Central American region. These plant closures by our customers demonstrated a significant deterioration of the Central American supply chain which is critical to the long-term success of the Company’s operations in that region. As previously disclosed, in April 2009, the Company idled this facility and continues to monitor its strategic alternatives in the region. The decision to idle the CDN facility has required the Company to update each quarter the test of recoverability of the value of the long-lived assets in the Company’s bottom-weight woven apparel fabrics segment pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”; such tests have not resulted in any impairment charges in 2009 or 2010 but could result in a future material non-cash impairment charge in the bottom-weight woven apparel fabrics segment.

Business and Industry Trends

The global economy continues to exhibit significant uncertainty, after recently experiencing significant disruptions and generally unfavorable developments, which accelerated during the second half of 2008 and continued through 2009. These developments adversely affected consumer spending in general, and specifically in a number of the Company’s significant markets, including the apparel and automotive industries. The Company’s performance has been negatively impacted by this environment, and by lower consumer spending mainly beginning in the third quarter of 2008 and continuing through 2009. The Company has taken significant steps since 2008 to counter this continued significant economic uncertainty. These actions have included negotiating higher sales prices for certain products, implementing considerable cost saving initiatives and substantially reducing inventory. Consequently, the Company has experienced some quarter-over-quarter improvements in 2009 and 2010 in terms of operational performance in the Company’s businesses not related to GST. Although restrictions on liquidity and disruptions in the global financial markets continue to impact adversely the availability and cost of incremental credit for many companies and affect negatively consumer confidence and spending, the Company believes that overall economic conditions appear to have begun to stabilize. Consequently, although retail sales are expected to remain weak in the near term, they are not expected to continue to deteriorate further.

The Company’s apparel business is affected by changes in retail sales, imports, and inventory levels held by retailers and manufacturing customers. The Company began to experience modest sales volume improvements in certain segments in late 2009 due to stabilizing retail sales and rebuilding of inventory levels by customers, and more significant volume increases have been achieved in the first quarter of 2010 in certain segments, primarily in the bottom-weight woven apparel fabrics segment. These volume improvements, along with improvements in average selling prices based on product mix, as well as cost reductions, resulted in improved margins and operating results from quarter-to-quarter in 2009 and continuing into 2010. The Company cannot provide any assurances that it will be able to sustain any recent improvements in sales and margins since such improvements depend, in significant part, upon consumer spending at retail, re-stocking of customer inventory, and the level of competition within the textile industry, which are primarily outside of the Company’s control.

Cotton and wool prices increased primarily in the latter part of 2009 and continuing into 2010. These price increases are expected to continue further into 2010. The combination of increased consumption and lower production worldwide has reduced available raw material inventory which is predicted to result in considerably increased prices in 2010. The Company’s ability to pass these cost increases on to the market is unknown at this point. Any dramatic or unexpected additional increase in raw material prices could have a material adverse effect on the Company’s results of operations. Nevertheless, the Company continues to take actions to reduce further its costs and improve its competitive position.

Restructuring Charges and Asset Impairments

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company continues to re-evaluate all aspects of its businesses and operations to determine the best approach to mitigate the impact on the Company. In response to the significant economic uncertainties and associated business downturn, the Company took certain significant actions beginning in the fourth quarter of 2008 designed to reduce operating costs. Further evaluation has resulted in, and may continue to result in, additional plant rationalization, global capacity optimization across businesses, restructuring initiatives or other actions, to improve the Company’s cost structure and competitive position. During the three months ended March 31, 2009, the Company recognized impairment charges for goodwill and other intangible assets in the automotive safety segment in the amount of $16.1 million, which consisted of impairment of goodwill of $15.1 million and $1.0 million related to other intangible assets related to customer contracts. To the extent there is a continued decline in general economic or business conditions, and/or further plant consolidation or restructuring initiatives are undertaken, such actions could result in the occurrence of additional cash restructuring charges and/or asset impairment charges, and such charges could be material. No assurances can be provided as to the timing or amounts of any such charges.

Results of Operations

The results of ITG for the three months ended March 31, 2009 are presented on a consolidated basis including GST and its subsidiaries as the GST Bankruptcy Filing occurred on June 30, 2009 and ITG controlled the operations of GST and its subsidiaries prior to such date. The results of ITG for the three months ended March 31, 2010 do not include GST or its subsidiaries since the Company deconsolidated GST and its subsidiaries as of June 30, 2009. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and, as of January 8, 2010, no longer had an ownership interest in GST.

The Company currently has six operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven apparel fabrics segment includes woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, and cotton twill garment production. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: the automotive safety segment, consisting of airbag fabrics (and in the quarter ended March 31, 2009, airbag curtains and cushions fabrics produced by GST) used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers; the commission finishing segment, consisting of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms; the interior furnishings fabrics segment, consisting of contract fabrics and upholstery for the residential and commercial markets; and all other items such as transportation services and other miscellaneous items.

In the quarter ended December 31, 2009, the commission finishing and interior furnishings fabrics segments that were previously permitted to be aggregated in the all other segment under segment reporting guidelines and thresholds no longer met such thresholds and were presented as reportable segments in such quarter; however, the aggregation criteria for these two segments, as well as for the automotive safety segment, were met in the quarter ended March 31, 2010 and these three segments are now included in the all other segment The reporting of the Company’s operations in six segments is consistent with how the Company is managed and how resources are allocated by the CODM. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

Sales and income (loss) from operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the period ended March 31, 2010 were primarily attributable to commission finishing sales in the all other segment of $5.3 million and bottom-weight woven apparel fabrics segment sales of $0.4 million. Intersegment net sales for the period ended March 31, 2009 were primarily attributable to commission finishing sales in the all other segment of $2.1 million and bottom-weight woven apparel fabrics segment sales of $1.4 million.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net Sales:
Bottom-weight Woven Apparel Fabrics	$114,595	$93,526
Narrow Fabrics	10,577	10,723
All Other	31,956	85,004

	157,128	189,253
Intersegment sales	(5,656)	(3,500)

	$151,472	$185,753

Income (Loss) From Operations Before Income Taxes:
Bottom-weight Woven Apparel Fabrics	$2,585	$(7,326)
Narrow Fabrics	530	(69)
All Other	1,508	(5,442)

Total reportable segments	4,623	(12,837)
Corporate expenses	(4,222)	(5,452)
Expenses associated with refinancing activities	0	(2,287)
Other operating income - net	444	1,758
Restructuring and impairment charges	(62)	(17,991)
Interest expense	(10,112)	(17,711)
Other expense	(928)	(1,764)

	(10,257)	(56,284)
Income tax (expense) benefit	(439)	1,136
Equity in income of unconsolidated affiliates	124	173

Net loss	(10,572)	(54,975)
Less: net loss attributable to noncontrolling interests	(2,051)	(2,797)

Net loss attributable to International Textile Group, Inc.	$(8,521)	$(52,178)

Comparison of Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

Consolidated: Consolidated net sales in the three months ended March 31, 2009 included $54.9 million (net of intercompany eliminations) related to GST, which was deconsolidated as of June 30, 2009, and $8.5 million related to the Cone Denim de Nicaragua plant that was idled in April 2009. Net sales for all other businesses of the Company for the three months ended March 31, 2010 and 2009 were $151.5 million and $122.4 million, respectively, an increase of $29.1 million, or 23.8%, in 2010 compared to 2009. This increase is due to improved economic conditions, which resulted in increased volume primarily in the bottom-weight woven apparel fabrics segment and, to a lesser extent in the automotive safety segment. The Company continued to experience volume declines in the Company’s other operating segments due to continued unfavorable economic conditions affecting those segments. In addition, sales prices increased due to an improved product mix in nearly all segments.

Gross profit (loss) in the three months ended March 31, 2010 was $14.5 million, or 9.6%, compared to $(1.3) million in the three months ended March 31, 2009. The improvement was primarily due to significant increases in sales volume and capacity utilization, improved product mix, and lower raw material and labor costs as prices remained below prior year levels.

Operating income (loss) for the three months ended March 31, 2010 was $0.8 million compared to $(37.1) million in the three months ended March 31, 2009. In addition to higher gross profit margins described above, the $37.9 million improvement in operating results for the three months ended March 31, 2010 compared to the prior year period also included $4.5 million of lower automotive safety segment losses due to the deconsolidation of GST on June 30, 2009, partially offset by lower recoveries of bad debts and a lower reduction of the Company’s reserve for losses on firm purchase commitments. Operating results for the three months ended March 31, 2009 also included goodwill and other impairment charges of $16.1 million, $2.3 million of expenses associated with corporate refinancing activities and restructuring charges of $1.9 million.

Bottom-weight Woven Apparel Fabrics: Sales in the bottom-weight woven apparel fabrics segment for the three months ended March 31, 2010 increased $21.1 million to $114.6 million as compared to the $93.5 million recorded in the three months ended March 31, 2009. The increase in sales primarily resulted from $8.8 million of higher synthetic sales volume due to increased activity at the Company’s dyeing and finishing plant in China, a new domestic synthetic military program and the replenishment of inventories in the women’s synthetic business as the economy shows improvements in certain sectors. Also contributing to the sales increase were higher sales volumes and an improved product mix of $8.3 million in the denim business, $9.5 million in the government dress uniform business, and $5.6 million at the cotton fabric and garment manufacturing complex in Vietnam. Improvements in this segment were partially offset by reduced sales volumes of $8.5 million related to the idling of the Cone Denim de Nicaragua facility, $1.1 million due to lower wool volumes linked to worsening economic conditions impacting the worsted wool businesses, and $1.6 million due to lower selling prices in the synthetics business.

Income in the bottom-weight woven apparel fabrics segment was $2.6 million in the three months ended March 31, 2010 compared to a loss of $7.3 million in the three months ended March 31, 2009, an improvement of $9.9 million. Improvements in operating results included $8.4 million due to increased volume, capacity and improved product mix primarily in the government dress uniform, denim and synthetics businesses, $1.1 million due to reduced losses resulting from the idling of the Cone Denim de Nicaragua facility, reduced labor costs of $0.8 million, and $0.9 million related to lower raw material costs. These improvements were offset by less favorable effects from foreign currency exchange rates of $0.9 million.

Narrow Fabrics: Sales in the narrow fabrics segment were $10.6 million in the three months ended March 31, 2010 compared to $10.7 million in the comparable 2009 period. Lower sales volumes of $0.4 million, primarily in the seat belt fabric business, were partially offset by a more favorable product sales mix on government and commercial products.

Income in the narrow fabrics segment was $0.5 million in the three months ended March 31, 2010 compared to a loss of $0.1 million in the 2009 period. The improvement in operating results was primarily due to lower raw material costs of $0.4 million and cost reductions of $0.4 million primarily related to labor and selling and administrative expenses, partially offset by higher energy and capacity utilization costs of $0.2 million.

All Other: Net sales in the all other segment were $32.0 million in the three months ended March 31, 2010 compared to net sales of $85.0 million in the three months ended March 31, 2009. The $53.0 million decline in net sales is mainly due to the inclusion in the 2009 period of the results of GST, which represented $54.9 million of net sales for the three months ended March 31, 2009. Due to the deconsolidation of GST on June 30, 2009, the results of GST are not included in the Company’s consolidated financial statements subsequent to June 30, 2009. Excluding the effect of the GST deconsolidation, sales in the automotive safety business increased $2.6 million in the 2010 period due to a more favorable product sales mix, and $1.1 million due to higher sales volumes as the economy began to show signs of improvement in certain sectors. Net sales in the commission finishing business for the three months ended March 31, 2010 were $13.3 million, compared to net sales of $14.3 million recorded in the three months ended March 31, 2009. Sales volumes primarily decreased in the battle fatigue government uniform fabrics business due to a loss of certain customer contracts. Commission finishing markets have also been negatively affected by diminished discretionary income and consumer spending in the U.S., partially offset by modest price increases for these products. Net sales in the interior furnishings fabrics business for the three months ended March 31, 2010 were $4.3 million, compared to net sales of $5.5 million recorded in the three months ended March 31, 2009. While prices remained flat in 2010 compared to 2009, volumes decreased primarily due to lower demand for home decorative prints as fashion trends have shifted away from such products. Interior furnishings fabrics markets have also been negatively affected by diminished discretionary income and consumer spending in the U.S., and weak economic conditions which have negatively impacted housing starts and the furniture industry.

Income in the automotive safety business was $0.4 million in the three months ended March 31, 2010 as compared to a loss of $5.2 million in the three months ended March 31, 2009, including $4.5 million of losses due to the deconsolidation of GST on June 30, 2009. Improved results also were attributable to higher sales volumes and more favorable product sales mix of $0.7 million, increased capacity utilization of $0.6 million and lower selling and administrative costs of $0.2 million. Operating income in the commission finishing business for the three months ended March 31, 2010 improved $0.3 million compared to results in the same period in 2009. Operating income in the interior furnishings fabrics business for the three months ended March 31, 2010 was $0.2 million compared to a loss of $0.8 million in the comparable 2009 period.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense or recoveries) were $14.1 million for the three months ended March 31, 2010 compared to $17.3 million for the three months ended March 31, 2009. As a percentage of net sales, this expense was 9.3% for each of the 2010 and 2009 periods. The 2010 amounts decreased $5.3 million due to the deconsolidation of GST on June 30, 2009. The remaining $2.1 million increase in selling and administrative expenses is primarily the result of the recovery in the 2009 period of certain accounts previously written off as bad debt expense, with no such similar recoveries in the 2010 period.

EXPENSES ASSOCIATED WITH REFINANCING ACTIVITIES: In the three months ended March 31, 2009, the Company incurred expenses of $2.3 million consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the GST bank debt that matured on June 30, 2009. Prior to the GST Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential refinancing arrangements and alternatives with respect to such debt; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan, and therefore these costs were expensed as incurred during 2009. There were no similar costs in the 2010 period.

OTHER OPERATING INCOME—NET: Other operating income–net for the three months ended March 31, 2010 and 2009 includes income of $0.2 million and $1.7 million, respectively, related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments (see “Commitments” below), and also includes net gains and losses related to the disposal of miscellaneous property and equipment during these periods.

RESTRUCTURING CHARGES: For the three months ended March 31, 2010, the Company recognized $0.1 million for restructuring charges as compared to $1.9 million for the three months ended March 31, 2009. In the 2010 period, the restructuring charges consisted of severance related to the Company’s multi-segment selling and administrative cost reduction plan. The 2009 provisions for restructuring are primarily related to the Company’s multi-segment selling and administrative cost reduction, and other cost reduction plans of $0.2 million, manufacturing workforce reductions in the apparel fabrics segment resulting from the then-current economic environment in Mexico ($0.5 million) and at the White Oak denim plant ($0.5 million), $0.3 million from the idling of the CDN facility (apparel fabrics segment), and $0.4 million related activities at the Company’s automotive safety segment facilities in Germany and Mexico.

GOODWILL AND OTHER IMPAIRMENT CHARGES: For the three months ended March 31, 2009, non-cash impairment charges consisted of impairment charges of $16.1 million associated with goodwill and other intangible assets related to customer contracts recorded in the automotive safety segment. Based on the further weakening of the macro-economic business environment and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the U.S. region since the Company’s 2008 annual review of assessments and impairments, the Company completed additional assessments for impairment of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment in 2009. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment began experiencing decreased operating results and cash flows in the three months ended March 31, 2009, greater than those previously anticipated in operating forecasts, and such decreases continued through fiscal 2009. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill and other intangible assets assigned to the automotive safety reporting unit was zero as of March 31, 2009 and, accordingly, the Company recognized a pre-tax non-cash impairment charge of $16.1 million in the three months ended March 31, 2009 to write-off the entire remaining carrying value as of March 31, 2009. No additional impairment charges resulted from the Company’s assessments of goodwill and other intangible assets during the remainder of 2009.

The estimation of the fair values was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach has been determined to be the most representative because there was not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350 (formerly SFAS No. 142). The determination of future cash flows was based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. In determining such rates, we used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s then-current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing as of March 31, 2009. Our WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different.

INTEREST EXPENSE: Interest expense of $10.1 million in the three months ended March 31, 2010 was $7.6 million lower than interest expense of $17.7 million in the three months ended March 31, 2009. Interest expense decreased $6.1 million for the three months ended March 31, 2010 due to the deconsolidation of GST on June 30, 2009. In addition, interest expense for 2010 was lower compared to the prior year period due to lower interest rates on certain outstanding debt, primarily related to the Company’s Senior Subordinated Notes (as described below), partially offset by higher outstanding balances on the Senior Subordinated Notes and the Company’s unsecured subordinated notes (as described below).

OTHER EXPENSE: Other expense in the three months ended March 31, 2010 includes losses on derivative instruments of $0.1 million, certain legal expenses not related to current operations of $0.8 million, and foreign currency exchange losses of $0.1 million. Other expense in the three months ended March 31, 2009 includes foreign currency losses of $2.5 million, partially offset by $1.0 million of gains on derivative instruments.

INCOME TAX EXPENSE: Income tax expense was $0.4 million in the three months ended March 31, 2010 in comparison with an income tax benefit of $1.1 million in the three months ended March 31, 2009. Income tax expense for 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.2 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is more likely than not to not be realized, $3.2 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible, partially offset by $0.2 million of state income taxes. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the three months ended March 31, 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of an increase of $12.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is more likely than not to not be realized, $4.1 million related to foreign income tax rate differentials, primarily related to countries with tax holidays and Germany, $1.7 million related to nondeductible goodwill impairment, and certain foreign and domestic non-deductible business expenses.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $2.1 million in the three months ended March 31, 2010 compared to $2.8 million in the three months ended March 31, 2009. The decrease in net losses attributable to noncontrolling interests in 2010 was primarily related to improved operating results at the Company’s joint venture in China and, to a lesser extent, improved operating results at the Company’s joint venture in Vietnam.

Liquidity and Capital Resources

In response to the unfavorable global economic environment, global credit crisis and reduction of global demand for apparel and automotive products that significantly impacted our operating results starting in 2008 and through 2009, we have continued to take actions to restructure our global operations and to aggressively reduce our costs. These actions have been designed to lower our operating costs, streamline our organizational structure and better align our manufacturing capacity to our customers’ requirements. In evaluating our financial condition and operating performance, we focus primarily on revenue growth and operating cash flows. In addition to maintaining and expanding our business with our existing customers in our more established markets, our improved earnings are also focused on emerging markets. We believe China and Vietnam, in particular, continue to present significant growth opportunities for the Company with apparel customers in meeting their supply-chain needs across the globe.

During the three months ended March 31, 2010, the Company’s principal uses of funds consisted of funding operations, including for its international greenfield initiatives where expenditures have been in excess of revenues; capital expenditures; and payment of interest on bank debt. The Company typically uses a significant amount of cash in its operating activities in the first quarter of each fiscal year as it rebuilds its inventory levels following the holiday and spring apparel seasons or year-end shutdowns of facilities. Our success in generating cash flows will depend, in part, on our ability to manage working capital efficiently, continue to improve operating costs at our plants to be more closely aligned with capacity utilization and increase revenue in all segments of our business, with particular emphasis on our international operations.

The Company continues to have a significant amount of debt outstanding, with maturities on a material portion thereof in March and June 2011. The Company has obtained amendments to various of its credit facilities to extend until March 2011 the maturity dates of its debt related to the Bank Credit Agreement and Term Loan Agreement (defined below). In addition, the Company has benefited from an Amended and Restated Support Agreement, described below, pursuant to which the WLR Affiliates have agreed to make a cash capital contribution or a subordinated loan to the Company if the Company’s availability (as defined) under its Bank Credit Agreement dropped below certain levels, as described below. Although the Company believes it is positioned to manage its liquidity requirements with its remaining businesses in 2010 through funds generated from operations and available borrowing capacity, there can be no assurances that the Company will not be negatively affected by changes in general economic, industry specific, financial market, legislative, competitive or regulatory factors.

At March 31, 2010, the Company’s primary credit facilities consisted of (i) a Credit Agreement, by and among ITG and certain of its subsidiaries, and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Bank Credit Agreement”) which matures in March 2011, (ii) a Term Loan Agreement, by and among Burlington Morelos S.A. de C.V., a wholly owned subsidiary of ITG (the “Mexican Holding Company”), and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Term Loan Agreement”) which matures in March 2011, and (iii) various loan agreements entered into by certain project finance entities related to the Company’s operations in China, Vietnam and Nicaragua. In addition, the Company has outstanding senior subordinated notes due June 6, 2011 (the “Notes”), various unsecured subordinated notes issued to the WLR Affiliates, and various short-term borrowing facilities.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of March 31, 2010 related to expected yield, the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at March 31, 2010. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximate the carrying values at March 31, 2010 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Cash Flows

The Company’s principal sources of funds have generally been borrowings under bank credit facilities, issuances of senior subordinated notes, project financing arrangements, issuances of shares of preferred stock, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to unsecured subordinated notes. During the three months ended March 31, 2010, the Company’s principal source of funds consisted of borrowings under the revolving credit portion of the Company’s Credit Agreement, international working capital borrowings and capital contributions from the minority shareholder of the Company’s joint venture in Vietnam. The primary cash requirements of our business are payments to vendors in the normal course of business, payments of principal and interest on bank debt and other debt obligations and for capital expenditures.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

OPERATING ACTIVITIES: Net cash used by operating activities was $9.0 million in the three months ended March 31, 2010 compared to $7.4 million in the three months ended March 31, 2009. Net cash used by operating activities decreased $4.5 million in the three months ended March 31, 2010 compared to the prior year period in the Company’s non-GST businesses. The improvement is primarily related to improved operating results of $12.0 million due to an increased gross profit margin from cost reduction efforts, including reduced plant overhead and raw material costs, and lower restructuring and impairment costs, an increase in accounts payable and accrued expenses of $26.0 million, partially offset by an increase in accounts receivable due to timing of sales at the end of the quarter which were stronger in 2010 than in 2009, and an increase in inventories due to higher inventory costs and timing of anticipated shipments.

INVESTING ACTIVITIES: Net cash used in investing activities was $0.3 million in the three months ended March 31, 2010 compared to $1.1 million in the three months ended March 31, 2009, which included capital expenditures of $1.1 million in the 2010 period and $2.3 million in the 2009 period. Capital expenditures are projected to be in the range of $4.0 million to $5.0 million in 2010. Investing activities for the 2010 and 2009 periods included $0.3 million and $1.0 million, respectively, of distributions from the Company’s unconsolidated affiliates and $0.6 million and $0.2 million, respectively, of proceeds from the sale of other assets.

FINANCING ACTIVITIES: Net cash provided by financing activities of $11.8 million in the three months ended March 31, 2010 was primarily attributable to net borrowings of $11.4 million under the Bank Credit Agreement, proceeds from short-term bank borrowings of $2.2 million, and capital contributions from minority shareholders of $0.8 million, partially offset by repayment of obligations of $1.6 million under certain term loans and capital lease obligations. Net cash provided by financing activities of $16.0 million in the three months ended March 31, 2009 was primarily attributable to net borrowings of $14.3 million under the Bank Credit Agreement and proceeds from short-term bank borrowings of $1.6 million, partially offset by repayments of certain term loan and capital lease obligations of $0.5 million. In addition, checks issued in excess of deposits (decreased) increased by $(1.0) million and $0.6 million in the three months ended March 31, 2010 and 2009, respectively.

Bank Credit Agreements—Revolving and Term Loans

On December 29, 2006, the Company and certain of its subsidiaries entered into a Bank Credit Agreement and a Term Loan Agreement with certain financial institutions. Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. The Term Loan Agreement between the Company, its wholly owned subsidiary Burlington Morelos S.A. de C.V. (“Burlington Morelos”) and certain financial institutions provides for a term loan in the original amount of $15.0 million. The Term Loan contains original repayment terms of $0.3 million per quarter beginning in March 2007, with final payment of the then outstanding principal balance due at maturity.

As amended to date, the Bank Credit Agreement provides for, among other things: (i) a maturity date for all outstanding borrowings under the Bank Credit Agreement of March 31, 2011; (ii) a limit on the revolving credit facility, including the letter of credit sub-facility, thereunder, of an aggregate principal amount of $75.0 million; (iii) a LIBOR floor on borrowings outstanding; and (iv) a requirement to repay certain borrowings outstanding with the proceeds from any sale of certain assets. As amended to date, the Term Loan Agreement provides for, among other things: (i) a maturity date of March 31, 2011; (ii) a LIBOR floor on borrowings outstanding; and (iii) certain requirements to repay borrowings outstanding thereunder with the proceeds from any sale of certain assets.

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

The revolving credit facility requires the payment of a commitment fee of 1.0% annually, depending on amounts borrowed, payable monthly. At March 31, 2010, there was $38.2 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.4%, and $7.3 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.8%. In addition, a subsidiary of Burlington Morelos has obtained short-term financing from certain cotton suppliers in the amount of $8.5 million at March 31, 2010.

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•

If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company would be restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At March 31, 2010, average adjusted availability was approximately $22.6 million and availability was $24.2 million, and the Company was not subject to such restrictions;

•

If availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at March 31, 2010, however, if such ratio was applicable, the Company would have been able to comply therewith as of such date; and

•

If availability and/or average adjusted availability were to fall below certain other predefined levels, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), could be requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of a Support Agreement.

•

Furthermore, if availability and/or average adjusted availability were to fall below certain other predefined levels, additional reporting requirements and restrictions may apply, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

If the Company is required to, but not able to comply with any applicable covenants in the future, and assuming no modifications or amendments to, or waivers from, the compliance requirement, the lenders under the Bank Credit Agreement could discontinue lending and accelerate the payment of the related debt, and this could allow lenders under the Company’s other debt obligations to which a cross default or cross acceleration provision applies (namely, the Term Loan Agreement and the Notes, as defined below) to declare all borrowings outstanding thereunder to be immediately due and payable. If the Company was to have an event of default under the Bank Credit Agreement that was not cured or waived and the lenders were to exercise their rights, the Company would experience severe liquidity issues that would materially adversely affect its financial condition and results of operations. As described above, however, below certain levels of availability, the lenders under the Bank Credit Agreement could request certain funds affiliated with Wilbur L. Ross, Jr. to provide certain amounts to the Company under the Support Agreement.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.3% at March 31, 2010. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from various Chinese financial institutions in an aggregate amount of $25.4 million at March 31, 2010. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have advanced unsecured non-interest bearing loans to Cone Denim (Jiaxing) Limited totaling $6.0 million that are due in May 2012. The loan by the Company is eliminated in the Company’s consolidated financial statements, and because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture is included in the consolidated balance sheet line “Note payable to joint venture partner.”

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in equal quarterly installments, which began in November 2009 and continue until August 2011. Interest is calculated at the six-month LIBOR plus 1.25% for U.S. dollar loans. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At March 31, 2010, outstanding borrowings under this facility were $9.9 million with a weighted average interest rate of 4.4%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals. In addition, Jiaxing Burlington Textile Company has obtained short-term working capital loans from certain Chinese financial institutions in the amount of $2.8 million at March 31, 2010.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP Joint Venture”), a joint venture 60% owned by the Company, entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments which began in February 2010. The interest rate is adjusted each January 1 and July 1 to the six month SIBOR plus 2.1%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP Joint Venture has both VND and U.S. dollar based loans outstanding under this agreement. At March 31, 2010, $22.1 million was outstanding under this facility with a weighted average interest rate of 7.0%. The term loan is non-recourse to the Company, but is secured by certain assets of ITG-PP Joint Venture. In addition, ITG-PP Joint Venture has obtained short-term working capital loans from certain financial institutions in the amount of $11.0 million at March 31, 2010.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans are to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized as senior loans, and accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. At March 31, 2010, $37.0 million of senior loans with an interest rate of 4.3%, and $0.9 million of junior loans, were outstanding under this facility. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. In addition to the term loan agreement utilized to construct the CDN denim manufacturing plant, the Company has a Project Funds and Subordination Agreement that it has entered with the lenders as sponsor of the project. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

As described elsewhere herein, in light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, the Company decided to idle the facility and continues to monitor its strategic alternatives in the region. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waives through June 15, 2010 any rights or remedies available to the lenders related to any claimed material adverse change (as defined) in CDN resulting from the Company’s idling of that facility or the failure to meet certain financial ratio covenants in the agreement. Further, as a result of the accumulated losses of CDN, the creditors thereof are granted certain additional rights pursuant to Nicaraguan law, including certain rights with respect to the dissolution of CDN. The Company continues to evaluate all of its options related to the amendment and waiver agreement that expires June 15, 2010. Without an appropriate cure (as defined in the amendment and waiver agreement), the Company will likely not meet certain financial ratio covenants in the agreement upon the expiration of the current waiver. Although the Company believes the loan is adequately secured, assuming an orderly disposition if needed, there can be no assurances that an accelerated schedule of loan payments outside of the current principal payment requirements can be met. Because of the uncertainties related to the potential acceleration of the CDN term loan, the Company has classified the entire amount of such debt, $37.9 million, as current as of March 31, 2010 and December 31, 2009.

Senior Subordinated Notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011 (the “Notes”) with an original interest rate of 18.0% per annum. Such rate was subject to periodic increases if the Company had not completed a Qualified Issuance (as defined in the purchase agreement relating to the Notes, the “Note Purchase Agreement”) of its debt and/or equity securities on or before certain dates beginning on December 6, 2008. The Company did not complete a Qualified Issuance by December 6, 2008 and the interest rate increased to 20% per annum on that date under the terms of the Notes. As the Company was not in compliance with certain covenants under the terms of the Notes (related to the automotive safety business) during the first quarter of 2009, the interest rate increased by an additional 2.5% beginning on February 20, 2009. On December 22, 2009, the Company entered into Amendment No. 3 (the “Note Purchase Agreement Amendment”) to the Notes. The Note Purchase Agreement Amendment, among other things, reduced the interest rate on the Notes to 12% per year, effective after September 30, 2009.

In September 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an original face amount of $40.0 million. In connection with the entry into the Note Purchase Agreement Amendment discussed above, the WLR Affiliates purchased from the holders of the Notes $17.5 million of the original Notes, representing PIK Interest (defined below), with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to the Tranche A Notes held by the other holders of outstanding Notes. The outstanding amount of such Tranche B Notes ($83.3 million at March 31, 2010, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s consolidated balance sheet at March 31, 2010. Prior to the occurrence of a Qualified Issuance, interest on the Notes is payable in-kind (“PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, 50% of the then-outstanding PIK Interest and 50% of the accrued but unpaid interest on the Tranche A Notes will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, 75% of the then-accrued but unpaid interest on the Notes will be payable in cash, and the remaining portion will continue to be payable in-kind.

At March 31, 2010, $130.5 million aggregate principal amount of the Notes was outstanding (of which $83.3 million was held by the WLR Affiliates, including interest that has been converted to principal), at an interest rate of 12.0%. The Note Purchase Agreement contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the Note Purchase Agreement imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Note Purchase Agreement currently provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted to secure the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The right of the holders of the Notes to receive payment in respect of the Notes is subordinated to the right of the lenders under the Bank Credit Agreement and Term Loan Agreement to receive payment.

Unsecured Subordinated Notes—Related Party

As of March 31, 2010, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At March 31, 2010, $75.0 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 10,161,152 shares of Series A Preferred Stock were issued and outstanding at March 31, 2010 (9,974,138 shares issued and outstanding at December 31, 2009) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) none of which were issued or outstanding at March 31, 2010. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Commitments

At March 31, 2010, ITG had raw material contracts totaling $35.2 million and capital expenditure commitments of $1.7 million. ITG plans to fund these obligations, depending upon limitations in its various loan agreements, from a combination of borrowings under its Bank Credit Agreement as well as through other external sources of financing as management deems appropriate, to the extent available to the Company. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with Wilbur L. Ross, Jr., depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The Company’s bottom-weight woven apparel fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the first quarter of 2009, cotton and wool futures prices fell significantly, largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices have shown increases in 2009 and 2010, the Company does not reverse the unrealized loss recorded against its firm purchase commitments under GAAP until receipt and/or consumption of the related raw materials occur. In accordance with GAAP, the Company accrues unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at March 31, 2010 and December 31, 2009 amounted to $0.0 million and $0.2 million, respectively. The reductions in the accrual for unrealized losses on firm purchase commitments of $0.2 million and $1.7 million in the three months ended March 31, 2010 and 2009, respectively, are included in “Other operating income–net” in the accompanying unaudited consolidated statement of operations, and such reductions are primarily the result of the receipt and/or consumption of the related raw materials during these periods.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in no less than one third increments, that may be exercised in 2010, 2011 or 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Payment on the put option may be made in stock if the Company’s securities are traded on the New York Stock Exchange or the NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to meet its obligations under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one-third increments at the Valuation Price that may be exercised in 2012, 2013 or 2014. A party to this joint venture may sell its equity interest to a non-competitor after July 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase all of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 2012, a party who holds more than 50% of the joint venture equity interests wishes to sell all, and not less than all, of such interests to a bona fide arm’s length third party, then the other party shall have its interests included in the transfer if requested by the selling party and at a price to be paid in cash, which shall not be less than the Valuation Price.

At December 31, 2009, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $13.5 million. The Company contributed $1.5 million to this plan during fiscal year 2009, and $0.3 million in 2010. The Company estimates making total contributions in 2010 to this plan in the range of $1.3 million to $1.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, that may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

At March 31, 2010, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB ASC 460, “Guarantees” (formerly FASB Interpretation No. 45) provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2010, the Company and various consolidated subsidiaries of the Company were borrowers under various credit agreements (as described above, collectively, the “Facilities”).

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

Derivative Instruments

The Company from time to time utilizes derivative financial instruments to manage changes in cotton and natural gas prices, foreign currency exposures and interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements, if any, are a diverse group of commodity suppliers and/or major financial institutions with which the Company may also have other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties. In the event that a counterparty is not able to satisfy its obligations under any of these financial instruments, the Company could be exposed to unexpected changes in its cost structure that could have a material impact on the financial results of the Company. Although the Company generally does not designate its derivative instruments as hedges under hedge accounting rules, the Company considers such hedge accounting rules in light of any hedging decisions it makes and may decide that hedge accounting is the most appropriate treatment depending on all circumstances at that time.

Cotton is the primary raw material used in the Company’s denim fabric manufacturing operations and the Company is exposed to fluctuations in the cost of cotton. Derivative instruments are periodically used by the Company for cotton and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company qualifies for the “normal purchases exception” under GAAP for derivatives related to its cotton forward purchase contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At March 31, 2010, the Company’s unaudited consolidated balance sheet reflected a current liability with a fair value of $0.1 million related to commodity derivative instruments.

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At March 31, 2010, the Company did not have any foreign exchange contracts outstanding.

Total losses on derivative instruments were $0.1 million in the three months ended March 31, 2010 and $0.4 million in the three months ended March 31, 2009, which 2009 period amount primarily reflects unrealized losses recorded in 2008 on foreign currency derivative instruments that matured and were settled in 2009 with minimal financial statement impact. After such settlement, and continuing into 2010, the Company has not entered into any new foreign currency derivative instruments.

Seasonality

Prior to the economic downturn, the strongest portion of the apparel sales cycle was typically March through November as customers target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. Apparel fabric sales had become increasingly seasonal, as well, as customers had begun to rely more upon contract sewing and had sought to compress the supply cycle to mirror retail seasonality. Since the economic downturn began, it has been more difficult to predict seasonality as the retail sector appeared to be correcting their supply of inventories in portions of 2009 based on anticipated consumer spending and, after that correction of inventories, appeared to be replenishing during periods that in the past may have been weaker due to the historical impact of seasonality.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of March 31, 2010 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those reported in the Annual Report.

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, ITG evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill and other intangible assets, impairment of long-lived assets, income taxes, and insurance costs, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including current economic and market conditions. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currency and equity and declines in the global economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods.

Recently Adopted Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included elsewhere in this report for recently adopted accounting standards, including the dates of adoption and estimated effects on our unaudited consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included elsewhere in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our unaudited consolidated financial statements.

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

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.
31.1	Certification of Principal Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Vice President and Chief Accounting Officer

Date: May 13, 2010