Form 10-Q
period 2010-09-30
INTERNATIONAL TEXTILE GROUP INC
filed 2010-11-12
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of November  8, 2010 was 17,468,327.

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

In addition to changes to the underlying assumptions, developments with respect to important factors could cause actual results to differ materially from those made or implied by any forward-looking statements, including, without limitation:

•	national, regional and international economic conditions and the continued uncertain economic outlook;
•	our financial condition, which may place us under stress and / or put us at a competitive disadvantage compared to our competitors that have less debt;
•	our inability to repay or refinance our substantial debt as it becomes due, including in the next twelve months;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	additional cost pressures which result in further integration or industry consolidation;
•	lower than anticipated demand for our products;
•	our international greenfield initiatives not producing the expected benefits;
•	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our operations, specifically including our international greenfield initiatives;
•	our dependence on the success of, and our relationships with, our largest customers;
•	the highly competitive and rapidly evolving market in which we operate;
•	competitive pricing pressures on our sales;
•	increases in the price of raw materials, especially related to recent surges in cotton costs;
•	changing international trade regulations and future quantitative limits, duties or tariffs;
•	our exposure to foreign currency risk;
•	changes or increases in U.S. Government policies that are unfavorable to domestic manufacturers;
•	our inability to protect our proprietary information and prevent third parties from making unauthorized use of our products and technology;
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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	September 30, 2010	December 31, 2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,999	$6,046
Accounts receivable, less allowances of $1,158 and $1,390, respectively	83,511	59,029
Sundry notes and receivables	10,564	6,281
Accounts receivable from debtors and their subsidiaries	-	315
Inventories	109,280	98,589
Deferred income taxes	48	537
Prepaid expenses	4,226	3,036
Other current assets	2,495	2,168
Total current assets	217,123	176,001
Investments in and advances to unconsolidated affiliates	583	352
Property, plant and equipment, net	216,451	230,097
Intangibles and deferred charges, net	1,768	3,241
Goodwill	2,740	2,740
Income taxes receivable	1,725	-
Deferred income taxes	3,518	2,302
Other assets	2,019	1,502
Total assets	$445,927	$416,235
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of bank debt and other long-term obligations	$110,491	$50,801
Senior subordinated notes	50,083	-
Short-term borrowings	43,261	46,005
Accounts payable	49,001	35,386
Sundry payables and accrued liabilities	26,276	22,848
Income taxes payable	5,966	4,135
Deferred income taxes	3,095	1,754
Total current liabilities	288,173	160,929
Bank debt and other long-term obligations, net of current maturities	49,886	99,665
Senior subordinated notes	-	45,789
Senior subordinated notes - related party	100,584	80,894
Unsecured subordinated notes - related party	81,824	71,873
Note payable to joint venture partner	-	2,940
Income taxes payable	1,880	1,585
Deferred income taxes	-	467
Other liabilities	19,468	20,159
Total liabilities	541,815	484,301
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 10,552,237 and
9,974,138 shares issued and outstanding, aggregate liquidation value of $263,806 and $249,353,
at September 30, 2010 and December 31, 2009, respectively)	263,806	249,353
Common stock (par value $0.01 per share; 150,000,000 shares authorized;
17,468,327 shares issued and outstanding at September 30, 2010 and December 31, 2009)	175	175
Capital in excess of par value	83,265	97,718
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(439,587)	(412,952)
Accumulated other comprehensive loss, net of taxes	(4,544)	(4,713)
Total International Textile Group, Inc. stockholders’ deficit	(97,296)	(70,830)
Noncontrolling interests	1,408	2,764
Total stockholders' deficit	(95,888)	(68,066)
Total liabilities and stockholders' deficit	$445,927	$416,235

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP,  INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$161,227	$142,088	$478,067	$529,975
Cost of goods sold	149,199	131,822	437,322	507,737
Gross profit	12,028	10,266	40,745	22,238
Selling and administrative expenses	13,024	12,865	40,687	50,444
Provision for (recovery of) bad debts	(36)	(50)	129	(1,351)
Expenses associated with refinancing activities	-	-	-	12,781
Other operating income - net	(101)	(2,546)	(3,634)	(9,691)
Restructuring charges (recoveries)	(123)	256	(24)	2,306
Goodwill impairment charges	-	-	-	16,115
Other impairment charges	-	414	-	414
Income (loss) from operations	(736)	(673)	3,587	(48,780)
Non-operating other income (expense):
Interest income	48	234	212	478
Interest expense - related party	(6,185)	(4,031)	(17,642)	(9,547)
Interest expense - third party	(4,874)	(10,335)	(14,258)	(41,084)
Write-off of deferred financing costs	-	-	-	(348)
Loss on deconsolidation of debtors	-	(493)	-	(102,728)
Other income (expense)	(1,455)	167	(1,849)	7,559
Total non-operating other expense	(12,466)	(14,458)	(33,537)	(145,670)
Loss from operations before income taxes and equity in income (loss) of unconsolidated affiliates	(13,202)	(15,131)	(29,950)	(194,450)
Income tax (expense) benefit	(875)	571	(2,084)	(1,858)
Equity in income (loss) of unconsolidated affiliates	1	137	(97)	364
Net loss	(14,076)	(14,423)	(32,131)	(195,944)
Less: net loss attributable to noncontrolling interests	(2,886)	(2,188)	(5,496)	(7,240)
Net loss attributable to International Textile Group, Inc.	$(11,190)	$(12,235)	$(26,635)	$(188,704)

Net loss attributable to International Textile Group, Inc.	$(11,190)	$(12,235)	$(26,635)	$(188,704)
Accrued preferred stock dividends	(4,962)	(4,601)	(14,453)	(13,404)
Net loss applicable to common stock of International Textile Group, Inc.	$(16,152)	$(16,836)	$(41,088)	$(202,108)

Net loss per share applicable to common stock of International Textile Group, Inc.:
Basic	$(0.92)	$(0.97)	$(2.35)	$(11.61)
Diluted	$(0.92)	$(0.97)	$(2.35)	$(11.61)

Weighted average number of shares outstanding - basic	17,468	17,416	17,468	17,415
Weighted average number of shares outstanding - diluted	17,468	17,416	17,468	17,415

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATIONS
Net loss	$(32,131)	$(195,944)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Non-cash loss on deconsolidation of debtors	-	102,235
Non-cash impairment charges	-	16,529
Provision for (recovery of) bad debts	129	(1,351)
Depreciation and amortization of property, plant and equipment	15,954	27,566
Amortization of deferred financing costs	1,524	2,788
Amortization of other intangible assets	-	515
Write-off of deferred financing costs	-	348
Amortization of stock-based compensation	-	866
Deferred income taxes	217	1,465
Equity in (income) loss of unconsolidated affiliates	97	(364)
Change in reserve for losses on inventory purchase commitments	(190)	(5,901)
Gain on sale of assets	(260)	(152)
Noncash interest expense	22,168	29,003
Foreign currency exchange losses	774	1,617
Contributions to pension and postretirement benefit plans	(1,120)	(1,168)
Change in operating assets and liabilities:
Accounts receivable	(24,732)	(20,208)
Inventories	(10,373)	26,087
Other current assets	(5,200)	2,203
Accounts payable and accrued liabilities	18,243	20,804
Income taxes payable	143	(2,251)
Other	(231)	860
Net cash provided by (used in) operating activities	(14,988)	5,547

INVESTING
Capital expenditures	(2,535)	(4,554)
Effect on cash from deconsolidation of debtors	-	(29,911)
Distributions from unconsolidated affiliates	250	1,000
Proceeds from sale of property, plant and equipment	651	1,310
Net cash used in investing activities	(1,634)	(32,155)

FINANCING
Repayment of term loans	(5,586)	(785)
Net borrowings under revolver loans	15,484	5,964
Proceeds from (repayments of) short-term borrowings	(3,259)	1,018
Payment of financing fees	(50)	(437)
Repayment of capital lease obligations	(456)	(741)
Proceeds from issuance of senior subordinated notes - related party	12,000	-
Capital contributions from minority shareholders	1,200	1,900
Increase (decrease) in checks issued in excess of deposits	(941)	121
Net cash provided by financing activities	18,392	7,040

Effect of exchange rate changes on cash and cash equivalents	(817)	(464)
Net change in cash and cash equivalents	953	(20,032)
Cash and cash equivalents at beginning of period	6,046	26,464
Cash and cash equivalents at end of period	$6,999	$6,432

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$1,834	$2,059
Cash payments for interest	$6,941	$8,492
Noncash investing and financing activities:
Accrued preferred stock dividend	$14,453	$13,404
Conversion to equity of note payable to joint venture partner	$2,940	$-
Additions to property, plant and equipment using deposits or trade credits	$20	$-
Capital lease obligations incurred to acquire assets	$127	$41

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

The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products. As described in more detail in Note 2, certain of the Company’s former subsidiaries (referred to collectively as Global Safety Textiles Holdings LLC and Subsidiaries “GST”), engaged in the automotive safety business, were deconsolidated from the Company on June 30, 2009. Such deconsolidated subsidiaries operated principally in Germany, the United States, Mexico, Poland, Romania, the Czech Republic, China and South Africa, and their results of operations and cash flows were included in the Company’s consolidated financial statements through June 30, 2009. As such, the results of operations and cash flows included in this Form 10-Q for the nine months ended September 30, 2009 include GST’s results and cash flows for the six months ended June 30, 2009 and, as a result, comparability to the Company’s results of operations and cash flows for the nine months ended September 30, 2010 may be limited.

The unaudited consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Therefore, the results of any interim periods, including those presented herein, are not necessarily indicative of the results to be expected in subsequent quarters of the year ending December 31, 2010. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, which consist of only normal recurring adjustments.

Financial Condition

The Company continues to have a significant amount of debt outstanding, with maturities on a material portion thereof within the next twelve months. At September 30, 2010, the Company’s primary credit facilities consisted of (i) a Credit Agreement, by and among ITG and certain of its subsidiaries, and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Bank Credit Agreement”), which matures in March 2011, (ii) a Term Loan Agreement, by and among Burlington Morelos S.A. de C.V., a wholly owned subsidiary of ITG (“Burlington Morelos”), and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Term Loan Agreement”), which also matures in March 2011, (iii) an agreement pursuant to which the Company has issued certain senior subordinated notes, a portion of which are held by third parties not affiliated with the Company and are due and payable June 6, 2011; and (iv) various loan agreements entered into by certain project finance entities related to the Company’s operations in China, Vietnam and Nicaragua. At September 30, 2010, there was $42.3 million outstanding under our Bank Credit Agreement, $6.8 million outstanding under the Term Loan Agreement and $50.1 million in senior subordinated notes held by third parties not affiliated with the Company.

Also, because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described below, the Company has classified the entire amount of such debt, $38.0 million, as current as of September 30, 2010 and December 31, 2009.

At September 30, 2010, availability under the Company’s Credit Agreement was $21.0 million. Although the Company believes it is positioned to manage its liquidity requirements in 2010 through funds generated from operations, available borrowing capacity, and proceeds from the issuance of senior subordinated notes – related party, the Company’s ability to manage its substantial debt that matures in 2011 will be dependent upon its ability to (i) refinance such existing debt, (ii) restructure or obtain replacement financing for, or obtain modifications or amendments to, any debt instruments of which the Company is not in covenant compliance, (iii) attain and remain in compliance with all applicable covenants in its existing debt agreements, (iv) complete additional equity or debt financings, (v) reduce expenditures and attain further operating efficiencies, and (vi) ultimately, to generate greater revenue and gross profit. There can be no assurances as to the Company’s ability to complete any of the foregoing, or as to the availability of any other necessary financing and, if available, whether any potential source of funds would be available on terms and conditions acceptable to the Company. For additional information on the Company’s outstanding indebtedness, covenant compliance and operating and financing limitations, see Note 5.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. One customer, the U.S. Department of Defense, accounted for 10% or more of the Company’s net sales for the nine months ended September 30, 2010, and one customer, V.F. Corporation, accounted for 10% or more of the Company’s trade accounts receivable balance as of September 30, 2010. Additionally, the Company believes that one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends and loans they may make to the Company. Of the Company’s consolidated cash balance of $7.0 million at September 30, 2010, approximately $1.4 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At September 30, 2010, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $6.2 million.

Significant Accounting Policies

As of September 30, 2010, there were no changes in the nature of the Company’s significant accounting policies or the application of those policies from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except as related to the Company’s estimated useful lives of certain depreciable property, plant and equipment. The Company periodically performs assessments of the useful lives of its depreciable assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective given such factors as quality of construction and estimated economic environments, competitive factors and technological advancements. If the assessment indicates that an asset may be used for a longer or shorter period than previously estimated, the useful life of such asset is revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the asset’s current carrying value over its revised estimated remaining useful life. During the second quarter of 2010, the Company reviewed the accounting policies for depreciable lives and determined that a change in estimate of depreciable lives has occurred for certain buildings and heavy machinery and equipment. This change in estimate resulted in a decrease in depreciation expense of approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2010, respectively, which primarily impacted the Company’s bottom-weight woven fabrics segment. As disclosed on the Company’s consolidated statement of cash flows, depreciation expense was $16.0 million for the nine months ended September 30, 2010 inclusive of this change in estimate.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 of the fair value hierarchy, and also requires more detailed disclosure about the activity within Level 3 of the fair value hierarchy. The changes to this ASC as a result of this update were effective on January 1, 2010 for the Company, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and had, and is expected to have, no impact on the Company’s consolidated results of operations, financial condition or cash flows.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 increases disclosure requirements about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. ASU 2010-20 is effective for all reporting periods beginning on or after December 15, 2010. The guidance in ASU 2010-20 does not apply to trade accounts receivable that have a contractual maturity of one year or less and that arose from the sale of goods and services. This guidance requires new disclosures only and will have no impact on the Company’s consolidated results of operations, financial condition or cash flows.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010 that are of significance, or potential significance, to the Company.

Reclassifications

Certain amounts previously presented in the unaudited consolidated financial statements for the three and nine months ended September 30, 2009 have been reclassified to conform to the current period presentations. Such amounts related to selling and administrative expenses primarily at certain of the Company’s international greenfield initiatives which were reclassified to cost of sales as the related activity became production related versus administrative in nature. Such reclassifications had no effect on loss from operations or net loss in such period.

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

As previously disclosed, the Company was not a debtor in the GST Bankruptcy Filing. GST was included in the Company’s consolidated financial statements through June 30, 2009. After consideration of the guidance available in FASB ASC 810, “Consolidation,” FASB ASC 323, “Investments—Equity Method and Joint Ventures,” FASB ASC 325, “Investments—Other,” and FASB ASC 852, “Reorganizations,” and because the Company did not expect that it would regain control of the Debtors following the reorganization and that, as a result, the loss of such control was not temporary, ITG deconsolidated GST as of June 30, 2009. Accordingly, the financial position, results of operations and cash flows of GST as of and subsequent to June 30, 2009 have not been included in the Company’s consolidated financial statements.

The following unaudited condensed consolidated balance sheet as of June 30, 2009 and the unaudited condensed consolidated statement of operations and cash flows for the six months ended June 30, 2009 present GST prior to its deconsolidation on June 30, 2009.

Global Safety Textiles Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$29,911
Accounts receivable, net	41,888
Sundry notes and receivables	3,606
Inventories	34,847
Deferred income taxes	1,679
Prepaid expenses	1,182
Other current assets	3,396

Total current assets	116,509
Property, plant and equipment, net	163,493
Intangibles and deferred charges, net	2,039
Deferred income taxes	78
Other assets	657

Total assets	$282,776

Liabilities and Stockholder’s Deficit
Current liabilities:
Current maturities of bank debt and other long-term obligations	$199,025
Notes payable to joint venture partners	780
Accounts payable	19,979
Notes and accounts payable to related parties	86,245
Sundry payables and accrued liabilities	32,782
Income taxes payable	105
Deferred income taxes	4

Total current liabilities	338,920
Long-term debt and other obligations, net of current maturities	797
Deferred income taxes	5,503
Other liabilities	1,653

Total liabilities	346,873
Stockholder’s deficit:
Global Safety Textiles Holdings LLC’s stockholder’s deficit	(66,702)
Noncontrolling interests	2,605

Total stockholder’s deficit	(64,097)

Total liabilities and stockholder’s deficit	$282,776

Global Safety Textiles Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands)
(Unaudited)

Six Months Ended June 30, 2009
Net sales	$127,026
Cost of goods sold	118,254

Gross profit	8,772
Selling and administrative expenses	11,296
Expenses associated with refinancing activities	12,781
Goodwill and other restructuring and impairment charges	16,537

Loss from operations	(31,842)
Other expense:
Interest expense, net	(11,701)
Interest expense, related parties	(5,026)
Other expense	(2,499)

(19,226)

Loss from operations before income taxes	(51,068)
Income tax expense	(1,944)

Net loss	(53,012)
Less: net income attributable to noncontrolling interests	62

Net loss attributable to Global Safety Textiles Holdings LLC	$(53,074)

Global Safety Textiles Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Six Months Ended June 30, 2009
OPERATIONS
Net loss	$(53,012)
Adjustments to reconcile net loss to cash provided by operations	61,023

Net cash provided by operating activities	8,011
INVESTING
Net cash used in investing activities	(1,528)
FINANCING
Net cash provided by financing activities	3,893
Effect of exchange rate changes on cash and cash equivalents	(366)

Net change in cash and cash equivalents	10,010
Cash and cash equivalents at beginning of period	19,901

Cash and cash equivalents at end of period	$29,911

Prior to the deconsolidation of GST on June 30, 2009, GST incurred and paid expenses of $12.8 million in the six months ended June 30, 2009, respectively, consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the Automotive Safety Facility. Prior to the GST Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential financing arrangements and alternatives; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan and, therefore, were expensed as incurred. See Note 15 for a discussion of the expected income tax effects related to the deconsolidation of GST.

Note 3 Inventories

The major classes of inventories were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Inventories at FIFO:
Raw materials	$16,037	$12,348
Work in process	38,527	34,579
Finished goods	49,358	44,735
Dyes, chemicals and supplies	14,991	14,553
	118,913	106,215
Excess of FIFO over LIFO	(9,633)	(7,626)
Total	$109,280	$98,589

Note 4 Impairment of Long-lived Assets

Property, Plant and Equipment, net

In April 2009 the Company decided to idle its Cone Denim de Nicaragua (“CDN”) facility and continues to monitor its strategic alternatives in the region. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”; such reviews and tests did not result in any impairment charges in the nine months ended September 30, 2009 or 2010.

During the three months ended September 30, 2009, the Company identified a group of ring-spinning assets located at the Company’s White Oak plant held for disposition via sale to a third-party. The total estimated resale value was compared to the recorded net book value of the assets to be disposed, resulting in an impairment loss of $0.4 million which was recognized during the three months ended September 30, 2009.

Goodwill and Intangible Assets

During the three months ended March 31, 2009, the Company completed an assessment for impairment of the carrying values of its goodwill and other intangible assets associated with its automotive safety unit because of the projected reductions and weakened demand for GST automotive safety products in the U.S. region. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill and intangible assets assigned to the automotive safety unit were each zero and, accordingly, the Company recognized pre-tax non-cash impairment charges of $15.1 million for goodwill and $1.0 million for its intangible asset related to customer relationships in the three months ended March 31, 2009 and the nine months ended September 30, 2009.

The estimation of the fair value as of March 31, 2009 was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach was determined to be the most representative because there was not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350, “Intangibles—Goodwill and Other.” The determination of future cash flows was based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans were based on industry specific data. In determining such rates, the Company used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s then-current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing. The Company’s WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, were used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different.

The 2009 impairment charges related to goodwill and other intangible assets are reflected in “Goodwill impairment charges” and “Other impairment charges,” respectively, in the accompanying unaudited consolidated statements of operations. Such charges have no impact on the Company’s cash flows or liquidity. The remaining goodwill balance at September 30, 2010 of $2.7 million relates to the commission finishing business in the all other segment, and there have been no events that have required an impairment analysis of this goodwill balance since the Company’s annual evaluation as of October 1, 2009.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Revolving loans:
ITG, Inc.	$42,315	$26,831
Term loans:
Burlington Morelos S.A. de C.V.	6,845	7,595
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	9,505	10,878
ITG-Phong Phu Limited Company	18,955	22,300
Cone Denim de Nicaragua	37,997	37,764
Other:
Senior subordinated notes	50,083	45,789
Senior subordinated notes - related party	100,584	80,894
Unsecured subordinated notes - related party	81,824	71,873
Capitalized lease obligations	9,813	10,144
Notes payable to joint venture partners	—	2,940
Other notes payable	5	12
Total long-term debt	392,868	351,962
Less: current portion of long-term debt	(160,574)	(50,801)
Total long-term portion of long-term debt	$232,294	$301,161

As of September 30, 2010, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $160.6 million, $203.3 million, $22.2 million, $5.6 million and $1.2 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described below, the Company has classified the entire amount of such debt as current as of September 30, 2010 and December 31, 2009.

Revolving and Term Loans

On December 29, 2006, the Company and certain of its subsidiaries entered into each of the Bank Credit Agreement and the Term Loan Agreement. Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. The Term Loan Agreement provides for a term loan in the original amount of $15.0 million. The Term Loan requires the repayment of $0.3 million in principal per quarter, which commenced in March 2007, with a final payment of the then outstanding principal balance due at maturity.

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

The revolving credit facility requires the payment of a commitment fee of 1.0% annually, depending on amounts borrowed, payable monthly. At September 30, 2010, there was $42.3 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.4%, and $6.8 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.8%. In addition, a subsidiary of Burlington Morelos has obtained short-term financing from certain cotton suppliers in the amount of $8.9 million at September 30, 2010.

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability at or above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•
If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At September 30, 2010, average adjusted availability was approximately $18.6 million and availability was $21.0 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in August 2010, the Company and the lenders under the Bank Credit Agreement entered into Amendment No. 20 to the Bank Credit Agreement, which provided the Company the ability to issue and sell up to $15.0 million of Tranche B Notes (defined below) and use the proceeds for investments in ITG-PP, which investments are to be in the form of loans to ITG-PP (the “ITG-PP JV Investments”). The entire principal amounts of such loans were required to be funded by the Company no later than September 30, 2010. The Company issued and sold $12.0 million of such Tranche B Notes as of September 30, 2010, and has provided such funds to ITG-PP in the form of a loan.

•
If availability is less than $17.5 million, the Company will be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at September 30, 2010; however, if such ratio was applicable, the Company would have been able to comply therewith as of such date;

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

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.7% at September 30, 2010. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from various Chinese financial institutions in an aggregate amount of $23.7 million at September 30, 2010. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have previously advanced unsecured non-interest bearing loans to Cone Denim (Jiaxing) Limited totaling $6.0 million, with a maturity date in May 2012. Pursuant to their terms, these loans were converted to equity in Cone Denim (Jiaxing) Limited in the second quarter of 2010. Loans and investments made by the Company have been eliminated in the Company’s consolidated financial statements. Because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture was included in the consolidated balance sheet line “Note payable to joint venture partner” prior to its conversion. Such amount is included in the consolidated balance sheet line “Noncontrolling interests” subsequent to its conversion.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments, which began in November 2009. In May 2010, the financing agreement was amended to extend the maturity date thereof from August 2011 to August 2013 and to change the interest rate to six-month LIBOR plus 3.0% for U.S. dollar loans. This amendment also specified that the lender has the right to immediately call this debt if Jiaxing Burlington Textile Company incurs a book loss under Chinese generally accepted accounting principles during the full fiscal year 2010. As of September 30, 2010, Jiaxing Burlington Textile Company expects that it will be able to meet this requirement, and it continues to monitor its results and update its forecasts for such compliance. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2010, outstanding borrowings under this facility were $9.5 million with a weighted average interest rate of 5.9%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals. In addition, Jiaxing Burlington Textile Company has obtained short-term working capital loans from certain Chinese financial institutions in the amount of $4.0 million at September 30, 2010.

In October 2007, ITG-PP entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At September 30, 2010, $19.0 million was outstanding under this facility with a weighted average interest rate of 7.2%. ITG-PP has entered into a seven year lease agreement for certain equipment with its joint venture partner that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement. Through September 30, 2010, ITG-PP had not paid $2.6 million of scheduled principal payments on this capital lease obligation. In addition, ITG-PP has also obtained short-term working capital loans from certain financial institutions in the amount of $5.9 million at September 30, 2010. The Techcombank term and working capital loans, and the capital lease obligation, are non-recourse to the Company, but are secured by the assets of ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009 the Company decided to idle this facility. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At September 30, 2010, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility. Through September 30, 2010, CDN had not made $1.9 million of scheduled term loan principal repayments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition to the term loan agreement, the Company, as sponsor of CDN, has a Project Funds and Subordination Agreement that it has entered with those lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

As a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the creditors under CDN’s term loan are granted certain rights in addition to those under the term loan agreement, including certain rights with respect to the dissolution of CDN. Further, in April 2009, the Company received a Notice of Occurrence of a Material Adverse Change from Inter-American, as Agent, which states that the idling of the Nicaragua production facility and the failure to comply with certain obligations under the term loan agreement constitute a material adverse change (as defined) and, in accordance with the term loan agreement, must be remedied within thirty days of the date of the letter. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waived, through June 15, 2010, any rights or remedies available to those lenders related to any claimed material adverse change. On July 26, 2010, the Company received a notice from Inter-American which states that the Company, pursuant to the Project Funds and Subordination Agreement, is required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date of this report on Form 10-Q. The Company is reserving all of its rights with respect thereto, and believes that any such loan required ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Furthermore, the Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. Because of the uncertainties related to these issues, the Company has classified the entire amount of such debt as current as of September 30, 2010 and December 31, 2009. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to obtaining amendments or modifications to the terms of the agreement governing the loan.

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

In September 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an original face amount of $40.0 million. In connection with the entry into the Third Note Purchase Agreement Amendment, the WLR Affiliates purchased from the holders of the Notes an additional $17.5 million of the original Notes, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The outstanding amount of such Tranche B Notes ($100.6 million at September 30, 2010, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s accompanying unaudited consolidated balance sheet at September 30, 2010. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which extends the maturity date of the Tranche B Notes from June 6, 2011 to June 6, 2012 (the maturity date of June 6, 2011 for the Tranche A Notes remains unchanged). Also under the Consent Agreement, the Company obtained the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which are required to be used for investments in ITG-PP to be funded no later than September 30, 2010. The Company has issued and sold $12.0 million of such Tranche B Notes as of September 30, 2010.

At September 30, 2010, $150.7 million aggregate principal amount of the Notes was outstanding (of which $100.6 million was held by the WLR Affiliates, including interest that has been converted to principal), at an interest rate of 12.0%. The Note Purchase Agreement contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the Note Purchase Agreement imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Note Purchase Agreement currently provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted to secure the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The right of the holders of the Notes to receive payment in respect of the Notes is subordinated to the right of the lenders under the Bank Credit Agreement and Term Loan Agreement to receive payment.

Unsecured Subordinated Notes—Related Party

As of September 30, 2010, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At September 30, 2010, $81.8 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Debt Agreement Compliance

The Company is in compliance with, or has obtained waivers or loan modifications for, the terms and covenants under its principal credit facilities, except for the CDN term loan and the ITG-PP capital lease obligation due to its joint venture partner as discussed above. Any failure in the future by the Company to stay in compliance with applicable covenants, to obtain any necessary waivers or modifications, or to be able to refinance its various debt or to obtain any necessary additional funding in amounts, at times and on terms acceptable to it, if at all may result in severe liquidity issues and may delay or make impossible the implementation of the Company’s strategy.

Short-Term Borrowings

Various subsidiaries of the Company had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $43.3 million at September 30, 2010 and $46.0 million at December 31, 2009, with weighted average interest rates of 6.0% and 6.6%, respectively. The borrowings consist of lines of credit and other short-term credit facilities related primarily to our international operations and are used to fund working capital requirements within the respective subsidiaries.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2010, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2010 or December 31, 2009.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	International Textile Group, Inc. Stockholders
			Capital			Accumu-
			in			lated
			excess			other
	Convertible		of			compre-	Non-
	preferred	Common	par	Treasury	Accumulated	hensive	controlling
	stock	stock	value	stock	deficit	loss	interests	Total

Balance at December 31, 2009	$249,353	$175	$97,718	$(411)	$(412,952)	$(4,713)	$2,764	$(68,066)
Comprehensive loss for the nine
months ended September 30, 2010:
Net loss	—	—	—	—	(26,635)	—	(5,496)	(32,131)
Actuarial gains on benefit
plans, net of taxes	—	—	—	—	—	169	—	169
Net comprehensive loss	—	—	—	—	(26,635)	169	(5,496)	(31,962)
Capital contributions from
minority shareholder	—	—	—	—	—	—	1,200	1,200
Conversion to equity of note
payableto joint venture partner	—	—	—	—	—	—	2,940	2,940
Preferred stock dividends	14,453	—	(14,453)	—	—	—	—	—
Balance at September 30, 2010	$263,806	$175	$83,265	$(411)	$(439,587)	$(4,544)	$1,408	$(95,888)

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 10,552,237 shares of Series A Preferred Stock were issued and outstanding at September 30, 2010 (9,974,138 shares issued and outstanding at December 31, 2009) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at September 30, 2010 or December 31, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss applicable to common shareholders
of International Textile Group, Inc.	$(16,152)	$(16,836)	$(41,088)	$(202,108)
Effect of dilutive securities:
None	—	—	—	—
Numerator for diluted earnings
per share	$(16,152)	$(16,836)	$(41,088)	$(202,108)

Weighted-average number of common
shares used in basic earnings per share	17,468	17,416	17,468	17,415
Effect of dilutive securities:
None	—	—	—	—
Weighted-average number of common
shares and dilutive potential
common shares used in diluted
earnings per share	17,468	17,416	17,468	17,415

Based on the number of shares of Series A Preferred Stock outstanding as of September 30, 2010 and the Liquidation Value thereof on such date, the Series A Preferred Stock could have potentially been convertible at the option of the holders thereof into 27,412,602 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Convertible preferred stock	27,413	25,424	26,906	24,954
Nonvested restricted common stock	—	—	—	—
Stock options	—	—	—	—

	27,413	25,424	26,906	24,954

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

As of December 31, 2009, the Company did not have any derivative instruments outstanding. The fair value of derivative instruments recognized in the September 30, 2010 unaudited consolidated balance sheet was not significant.

The effect of derivative instruments on the consolidated statements of operations were as follows (in thousands):

		Amount of
		Gain (Loss) Recognized
		on Derivatives
	Location of	Three Months Ended		Nine Months Ended
	Gain (Loss)	September 30,		September 30,
	on Derivatives	2010	2009	2010	2009

Derivatives designated as hedging instruments under FASB ASC 815	N/A	$—	$—	$—	$—

Derivatives not designated as hedging instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	(20)	(121)	(55)	(329)
Unrealized	Other income (expense)	(46)	106	(43)	61
Foreign exchange contracts
Realized	Cost of goods sold	—	(292)	—	(2,516)
Unrealized	Other income (expense)	—	235	—	3,021
Total		(66)	(72)	(98)	237

Total derivatives		$(66)	$(72)	$(98)	$237

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

As of September 30, 2010, the Company had capital expenditure commitments not reflected as liabilities on the accompanying unaudited consolidated balance sheet of $0.2 million. These commitments were not reflected as liabilities on the accompanying unaudited consolidated balance sheet because the Company had not received or taken title to the related assets.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the first quarter of 2009, cotton and wool futures prices fell significantly largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices increased in the latter part of 2009 and have continued to increase in 2010, the Company does not reverse the unrealized loss recorded against its firm purchase commitments under GAAP until receipt and/or consumption of the related raw materials occurs. In accordance with GAAP, the Company accrues unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at September 30, 2010, and December 31, 2009 amounted to $0.0 million and $0.2 million, respectively. The decrease in the accrual for unrealized losses on firm purchase commitments of $0.1 million and $1.8 million in the three months ended September 30, 2010 and 2009, respectively, and $0.2 million and $5.9 million in the nine months ended September 30, 2010 and 2009, respectively, are included in “Other operating income–net” in the accompanying unaudited consolidated statement of operations, and such reductions are primarily the result of the receipt and/or consumption of the related raw materials during these periods.

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

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The narrow fabrics segment includes narrow fabrics for seat belts and military and technical uses. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: the commission finishing segment, consisting of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms; the interior furnishings fabrics segment, consisting of contract fabrics and upholstery for the residential and commercial markets; and all other items such as airbag curtains and cushions fabrics produced by GST and used in the automotive industry through June 30, 2009, transportation services and other miscellaneous items.

In the quarter ended December 31, 2009, the commission finishing and interior furnishings fabrics segments that were previously permitted to be aggregated in the all other segment under segment reporting guidelines and thresholds no longer met such thresholds and were presented as reportable segments in such quarter; however, the aggregation criteria for these two segments were met in the three and nine months ended September 30, 2010 and these two segments are now included in the all other segment. In the quarter ended June 30, 2010, operations related to the automotive safety segment began to be reported to the CODM in the bottom-weight woven fabrics segment rather than the all other segment due to similarities in fabric weight, production processes, growth opportunities and the type and class of intermediate and end-use customers. The reporting of the Company’s operations to the CODM in five segments is consistent with how the Company is managed and how resources are allocated by the CODM. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

Sales, income (loss) from operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended September 30, 2010 were primarily attributable to commission finishing sales in the all other segment of $4.9 million, interior furnishings fabrics segment sales of $0.3 million and bottom-weight woven fabrics segment sales of $0.1 million. Intersegment net sales for the three months ended September 30, 2009 were primarily attributable to commission finishing sales in the all other segment of $0.5 million and bottom-weight woven fabrics segment sales of $2.7 million. Intersegment net sales for the nine months ended September 30, 2010 were primarily attributable to commission finishing sales in the all other segment of $14.4 million, interior furnishings fabrics sales in the all other segment of $0.8 million and bottom-weight woven fabrics segment sales of $0.4 million. Intersegment net sales for the nine months ended September 30, 2009 were primarily attributable to commission finishing sales in the all other segment of $5.1 million and bottom-weight woven fabrics segment sales of $5.6 million.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Sales:
Bottom-weight Woven Fabrics	$144,245	$121,935	$415,992	$337,678
Narrow Fabrics	5,784	12,009	24,987	32,858
All Other	16,501	11,333	52,678	170,121
	166,530	145,277	493,657	540,657
Intersegment sales	(5,303)	(3,189)	(15,590)	(10,682)
	$161,227	$142,088	$478,067	$529,975

Income (Loss) From Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$4,590	$641	$11,826	$(8,827)
Narrow Fabrics	(760)	1,449	144	1,870
All Other	442	(669)	1,681	(3,937)
Total reportable segments	4,272	1,421	13,651	(10,894)
Corporate expenses	(5,232)	(3,698)	(13,722)	(15,096)
Expenses associated with refinancing activities	—	—	—	(12,781)
Other operating income - net	101	2,546	3,634	9,691
Restructuring and impairment (charges) recoveries	123	(670)	24	(18,835)
Interest expense	(11,059)	(14,366)	(31,900)	(50,979)
Loss on deconsolidation of debtors	—	(493)	—	(102,728)
Other income (expense)	(1,407)	129	(1,637)	7,172
	(13,202)	(15,131)	(29,950)	(194,450)
Income tax (expense) benefit	(875)	571	(2,084)	(1,858)
Equity in income (loss) of unconsolidated affiliates	1	137	(97)	364
Net loss	(14,076)	(14,423)	(32,131)	(195,944)
Less: net loss attributable to noncontrolling interests	(2,886)	(2,188)	(5,496)	(7,240)
Net loss attributable to International Textile Group, Inc.	$(11,190)	$(12,235)	$(26,635)	$(188,704)

	September 30,	December 31,
	2010	2009

Total Assets:
Bottom-weight Woven Fabrics	$393,159	$360,717
Narrow Fabrics	20,063	20,822
All Other	18,834	22,479
Corporate	13,871	12,217
	$445,927	$416,235

Note 11 Restructuring Activities

The provision for (reversal of) restructuring charges reported in operating results included severance and COBRA benefits of $(0.1) million and $0.0 million for the three and nine months ended September 30, 2010, respectively, and $0.3 million and $2.3 million for the three and nine months ended September 30, 2009, respectively. The 2010 provision for (reversal of) restructuring charges are primarily related to the Company’s multi-segment selling and administrative cost reduction plan. Overall, the 2009 provisions for restructuring are primarily related to the Company’s multi-segment selling and administrative realignment and other cost reduction plans, manufacturing workforce reductions in Mexico and at the White Oak denim plant (bottom-weight woven fabrics segment), the idling of the CDN facility (bottom-weight woven fabrics segment) as described elsewhere herein, and activities at the Company’s automotive safety facilities in Germany and Mexico as described below.

Restructuring Activities in the Bottom-weight Woven Fabrics Segment

In December of 2008, the Company announced that it would eliminate all ring-spinning operations and reduce its weaving capacity at the White Oak plant to adjust to current demand. In the three months ended March 31, 2009 and the nine months ended September 30, 2009, the Company recognized pre-tax charges for restructuring of $0.5 million for severance and COBRA benefits related to approximately 90 employees at this facility.

During 2009, the Company engaged in manufacturing workforce reductions at two of its apparel plants in Mexico to adjust to then-current demand due to the economic downturn. In the three and nine months ended September 30, 2009, the Company recognized pre-tax charges for restructuring of $0.1 million and $0.6 million, respectively, for severance and benefits related to approximately 110 affected employees at these facilities.

The Company recorded a charge of $0.3 million in the three months ended March 31, 2009 and the nine months ended September 30, 2009 for severance and benefits related to approximately 500 affected employees at the idled CDN facility.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions, have resulted in, or will result in, the termination of approximately 360 employees since they were initiated in the fourth quarter of 2008. As economic conditions continued to deteriorate in 2009 and the Company’s financial position remained under stress, the Company implemented additional staff reductions associated with these programs, and recorded severance and benefit restructuring charges in the amount of $0.3 million and $0.5 million in the three and nine months ended September 30, 2009, respectively. Evaluation of the Company’s businesses and operations has continued, and the Company has reversed certain previously recorded charges related to these programs in the amount of $0.1 million in the three months ended September 30, 2010.

In 2008 the Company committed to a plan to transfer the operations of its automotive safety segment’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In connection with this plan, the Company reached termination agreements with approximately 30 employees. Additional costs of $0.3 million related to this transition plan were incurred during the three months ended March 31, 2009 and the nine months ended September 30, 2009.

During the three months ended March 31, 2009, the Company engaged in manufacturing workforce reductions at its automotive safety plant in Mexico to adjust to then-current demand due to the economic downturn; the Company recognized a related pre-tax charge for restructuring of $0.1 million for severance and benefits related to approximately 135 affected employees at this facility.

Following is a summary of activity related to restructuring accruals (in thousands):

Severance and COBRA Benefits
Balance at December 31, 2009	$1,245
2010 charges, net	62
Payments	(520)
Balance at March 31, 2010	787
2010 charges, net	37
Payments	(322)
Balance at June 30, 2010	502
2010 reversal of charges, net	(123)
Payments	(200)
Balance at September 30, 2010	$179

The remaining accrual of $0.2 million at September 30, 2010 is recorded in Sundry payables and accrued liabilities in the unaudited consolidated balance sheet as of September 30, 2010. The $0.2 million total liability consists of severance and COBRA benefits, primarily related to the selling, administrative and other staff reductions described above. The Company expects to pay these benefits in 2010.

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

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at September 30, 2010 were not significant. The Company did not have any assets or liabilities measured on a recurring basis at December 31, 2009.

The Company’s assessments of impairment of long-lived assets in the three and nine months ended September 30, 2010 did not result in any impairment charges. The following table provides a summary of the fair values of certain of the Company’s assets and related impairment loss measured on a nonrecurring basis under FASB ASC 820 in the nine months ended September 30, 2009 (in thousands):

	Significant
	Unobservable	Total At
	Inputs	September 30,	Impairment
	(Level 3)	2009	Loss

Long-lived assets held and used	$234,538	$234,538	$414
Intangible assets	2,963	2,963	1,028
Goodwill	2,740	2,740	15,087
	$240,241	$240,241	$16,529

During the three months ended September 30, 2009, the Company identified a group of ring-spinning assets located at the Company’s White Oak plant for disposition via sale to a third-party. The total estimated resale value was compared to the recorded net book value of the assets to be disposed, resulting in an impairment loss of $0.4 million which was recognized during the three months ended September 30, 2009.

At December 31, 2008, the Company had intangible assets of $9.3 million and goodwill of $17.8 million and, during the nine months ended September 30, 2009, the Company recognized non-cash impairment charges of $1.0 million with respect to its customer relationship intangible assets and $15.1 million with respect to goodwill. See Note 4 for additional information regarding intangible asset and goodwill impairment. The estimation of the fair values of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived WACC, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350.

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

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of September 30, 2010 related to expected yield, the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at September 30, 2010. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at September 30, 2010 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 13 Other Operating Income—Net

“Other operating income–net” includes income related to the decrease in the accrual for unrealized losses on cotton and wool firm purchase commitments of $0.1 million and $1.8 million in the three months ended September 30, 2010 and 2009, respectively, and $0.2 million and $5.9 million in the nine months ended September 30, 2010 and 2009, respectively (see Note 9). “Other operating income–net” also includes $0.5 million related to the receipt of a cotton yarn antitrust litigation settlement in the three and nine months ended September 30, 2009, and grant income from the U.S. Department of Commerce Wool Trust Fund of $3.1 million for each of the nine months ended September 30, 2010 and 2009, respectively.  “Other operating income–net” for the three and nine months ended September 30, 2010 and 2009 also includes gains and losses related to the disposal of miscellaneous property and equipment.

Note 14 Other Income (Expense)

The following table summarizes the Company’s other income (expense) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Litigation expense, net of insurance reimbursements	$(973)	$—	$(1,050)	$—
Foreign currency exchange gains (losses), net	(565)	161	(731)	(1,065)
Unrealized gains (losses) on derivative instruments, net	(46)	341	(43)	3,082
Gain on settlement of trademark infringement agreement	—	—	—	6,250
Other	129	(335)	(25)	(708)
Total	$(1,455)	$167	$(1,849)	$7,559

In the three and nine months ended September 30, 2010, the Company paid or accrued $1.8 million and $3.7 million, respectively, in legal fees not related to current operations. In the three and nine months ended September 30, 2010, the Company recorded $0.9 million and $2.7 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company in 2009 and 2010.  Such net non-operating income (expense) is recorded in other income (expense) in the consolidated statement of operations. In the nine months ended September 30, 2009, the Company received a $6.3 million cash payment, which was recorded in other income, from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a previously entered into trademark infringement settlement agreement; this receipt of cash was not related to the sale of an asset.

Note 15 Income Taxes

In the three months ended September 30, 2010 and 2009, the Company recorded income tax benefit (expense) of $(0.9) million and $0.6 million, respectively, and $(2.1) million and $(1.9) million in the nine months ended September 30, 2010 and 2009, respectively. The tax provision for the nine months ended September 30, 2009 included tax provisions of $1.9 million related to GST.

Expected Income Tax Effects Related to the Emergence from Bankruptcy of GST Holdings

As described in Note 2, GST was deconsolidated on June 30, 2009 for financial reporting purposes under GAAP. Seven of the nine debtor entities are U.S. companies, of which four are limited liability companies and are disregarded under U.S. income tax rules. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, all of the operations of these U.S. companies were included in the Company’s 2009 income tax provisions through June 30, 2009 and were included in the Company’s tax return filings through December 31, 2009, resulting in an increase to the Company’s U.S. federal and certain state net operating loss carryforwards. On January 8, 2010, the plan of reorganization of the Debtors was confirmed and resulted in an asset sale under the U.S. tax rules (the “Asset Sale Transaction”). The Company retains the benefit of all net operating losses generated through January 8, 2010 related to the U.S. debtors. The Company’s net operating loss carryforwards include all deferred tax items realized in such Asset Sale Transaction. Taxable income or loss generated by GST Holdings’ foreign entities remains with such foreign entity. No cash income taxes are expected to result from the Asset Sale Transaction or as a result of the Debtors’ U.S. operations being included in the 2009 tax filings of the Company. Although the Asset Sale Transaction occurred on January 8, 2010, management does not currently have the necessary information related to such transaction to provide a reasonable estimate of the gain or loss which will increase or decrease the net operating loss benefit.

The net deferred tax asset related to the Debtors that remains with the Company in the form of a net operating loss is approximately $30.0 million through December 31, 2009, prior to any taxable gain or loss from the Asset Sale Transaction, with a corresponding increase of approximately $30.0 million in the valuation allowance on the Company’s deferred tax assets, as management believes that it is more likely than not that the tax benefit from the Debtors’ operations will not be realized. The ultimate gain or loss from the transaction will be determined based on the allocation of the deemed purchase price between the Company and the new owners of the Debtors. The entire amount of the tax impact ultimately recorded by the Company will be reduced by a valuation allowance as management believes that it is more likely than not that the tax benefit from the Debtors’ operations will not be realized. Therefore, it is expected that there will be no net income tax effect on the Company’s financial statements as a result of the Asset Sale Transaction. The Company expects that it will be able to obtain the necessary information to provide a reasonable estimate of the impact of the Asset Sale Transaction by December 31, 2010.

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

The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products. As described in more detail in Note 2 to the accompanying unaudited consolidated financial statements, certain of the Company’s former subsidiaries (referred to collectively as “GST”) engaged in the automotive safety business were deconsolidated from the Company on June 30, 2009. Such deconsolidated subsidiaries operated principally in Germany, the United States, Mexico, Poland, Romania, the Czech Republic, China and South Africa, and their results of operations and cash flows were included in the Company’s consolidated financial statements through June 30, 2009. As such, the results of operations and cash flows included in this Form 10-Q for the nine months ended September 30, 2009 include GST’s results and cash flows through June 30, 2009 and, as a result, comparability to the Company’s results of operations and cash flows for the nine months ended September 30, 2010 may be limited.

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

In the quarter ended December 31, 2009, the commission finishing and interior furnishings fabrics segments that were previously permitted to be aggregated in the all other segment under segment reporting guidelines and thresholds no longer met such thresholds and were presented as reportable segments in such quarter; however, the aggregation criteria for these two segments were met in the three and nine months ended September 30, 2010 and these two segments are now included in the all other segment. In the quarter ended June 30, 2010, operations related to the automotive safety segment began to be reported to the CODM in the bottom-weight woven fabrics segment rather than the all other segment. The reporting of the Company’s operations to the CODM in five segments is consistent with how the Company is managed and how resources are allocated by the CODM. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

International Greenfield Initiatives

The Company’s facilities in China and Vietnam are experiencing increasing capacity utilization during 2010 as the economy improves from the significant downturn in 2008 and 2009. A second shift of garment processing operators has been added in 2010 at the Company’s Vietnam facility. The textile facility in Vietnam is supporting the fabric needs of this garment operation as it continues to build confidence levels with targeted fabric customers for near and long-term sales. The Company’s vertical denim plant in Nicaragua remains idled, and the Company continues to monitor its strategic alternatives in the region. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets; such reviews and tests did not result in any impairment charges in the nine months ended September 30, 2009 or 2010.

Business and Industry Trends

The global economy continues to exhibit uncertainties after undergoing significant disruptions and generally unfavorable developments in 2008 and 2009. Concerns related to high unemployment and the prospects for sustained economic recovery continue to impact consumer spending, which continues to be weak in many markets, specifically in the Company’s significant markets, including apparel. The Company has taken significant steps since 2008 to counter this continued economic uncertainty. These actions include negotiating higher sales prices for certain products, implementing cost saving initiatives and substantially reducing inventory. Consequently, the Company has experienced some quarter-over-quarter improvements in 2009 and 2010 in terms of operational performance in the Company’s existing businesses. Although restrictions on liquidity and uncertainties in the global financial markets continue to impact adversely the availability and cost of incremental credit for many companies and affect negatively consumer confidence and spending, the Company believes that overall economic conditions appear to have begun to stabilize.

The Company’s apparel business is affected by changes in retail sales, imports, and inventory levels held by retailers and manufacturing customers. The Company began to experience modest sales volume improvements in certain segments in late 2009 due to stabilizing retail sales and the rebuilding of inventory levels by customers, and more significant volume increases have been achieved in the first nine months of 2010 in certain segments, primarily in the bottom-weight woven fabrics segment. These volume improvements, along with improvements in certain average selling prices based on product mix, as well as cost reductions, resulted in improved margins and operating results from quarter-to-quarter in 2009 and continuing into 2010. The Company cannot provide any assurances that it will be able to sustain any recent improvements in sales and margins since such improvements depend, in significant part, upon consumer spending at retail, re-stocking of customer inventory, and the level of competition within the textile industry, which are primarily outside of the Company’s control.

Cotton and wool prices increased in the latter part of 2009 and have continued to increase in 2010. The combination of increased global demand resulting from the economic recovery and lower supplies worldwide due to weather-related supply disruptions has reduced available raw material inventory and a sharp rise in futures market prices for cotton has caused cotton prices to surge upward in 2010. While wool prices have shown some recent declines from their 2010 highs, cotton and wool prices continue to fluctuate and are expected to remain high through 2010 and into 2011 as compared to historical levels. The Company’s ability to pass these cost increases on to the market in the remainder of 2010 and into 2011 is unknown at this point, but the Company does not expect that it will be able to fully absorb such cost increases through higher selling prices. The Company’s margins have been negatively impacted in the first nine months of 2010 by these and other higher raw material prices and are expected to continue to be negatively impacted in the near future. Any dramatic or unexpected additional increases in raw material prices could have a material adverse effect on the Company’s results of operations and cash flows.

Pressures by the U.S. and other governments to require the Chinese renminbi to fluctuate against other currencies have resulted in a recent strengthening of the Chinese renminbi against the U.S. dollar. Such currency reform is generally supported by U.S. companies seeking to reduce imports from China. The Company has two production plants in China. Certain of the Company’s North American businesses that compete with Chinese imports could see a future benefit from a sustained trend of more expensive imports from China; however, the impact of any general price increases of imported goods on the overall economy and any related effects on the Company’s businesses is uncertain. Because the Company’s Chinese plants generally are in a Chinese renminbi net liability position, the Company’s results of operations in 2010 have been negatively affected by the recent strengthening of the Chinese renminbi against the U.S. dollar, and results are expected to continue to be negatively affected if the Chinese renminbi continues to strengthen against the U.S. dollar. Also, the recent strengthening of the Mexican peso against the U.S. dollar has had a negative impact on the Company’s results of operations and cash flows because the Company’s operations in Mexico are currently in a peso net liability position and the Company is required to buy pesos to fund such operations. Because of the potential impacts on the Company’s businesses and operations from changes in the Company’s foreign operations and/or movements in foreign currency exchange rates that are uncertain, the Company cannot predict the short-term or long-term impact from changes in foreign currency exchange rates on its consolidated financial position, results of operations or cash flows.

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

Results of Operations

The results of ITG for the nine months ended September 30, 2009 are presented on a consolidated basis including GST, as the GST Bankruptcy Filing occurred on June 30, 2009 and ITG controlled the operations of GST prior to such date. The results of ITG for the three and nine months ended September 30, 2010 and for the three months ended September 30, 2009 do not include GST since the Company deconsolidated GST as of June 30, 2009. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and, as of January 8, 2010, no longer had an ownership interest in GST.

Sales, income (loss) from operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for the three months ended September 30, 2010 were primarily attributable to commission finishing sales in the all other segment of $4.9 million, interior furnishings fabrics segment sales of $0.3 million and bottom-weight woven fabrics segment sales of $0.1 million. Intersegment net sales for the three months ended September 30, 2009 were primarily attributable to commission finishing sales in the all other segment of $0.5 million and bottom-weight woven fabrics segment sales of $2.7 million. Intersegment net sales for the nine months ended September 30, 2010 were primarily attributable to commission finishing sales in the all other segment of $14.4 million, interior furnishings fabrics sales in the all other segment of $0.8 million and bottom-weight woven fabrics segment sales of $0.4 million. Intersegment net sales for the nine months ended September 30, 2009 were primarily attributable to commission finishing sales in the all other segment of $5.1 million and bottom-weight woven fabrics segment sales of $5.6 million.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Sales:
Bottom-weight Woven Fabrics	$144,245	$121,935	$415,992	$337,678
Narrow Fabrics	5,784	12,009	24,987	32,858
All Other	16,501	11,333	52,678	170,121
	166,530	145,277	493,657	540,657
Intersegment sales	(5,303)	(3,189)	(15,590)	(10,682)
	$161,227	$142,088	$478,067	$529,975

Income (Loss) From Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$4,590	$641	$11,826	$(8,827)
Narrow Fabrics	(760)	1,449	144	1,870
All Other	442	(669)	1,681	(3,937)
Total reportable segments	4,272	1,421	13,651	(10,894)
Corporate expenses	(5,232)	(3,698)	(13,722)	(15,096)
Expenses associated with refinancing activities	—	—	—	(12,781)
Other operating income - net	101	2,546	3,634	9,691
Restructuring and impairment (charges) recoveries	123	(670)	24	(18,835)
Interest expense	(11,059)	(14,366)	(31,900)	(50,979)
Loss on deconsolidation of debtors	—	(493)	—	(102,728)
Other income (expense)	(1,407)	129	(1,637)	7,172
	(13,202)	(15,131)	(29,950)	(194,450)
Income tax (expense) benefit	(875)	571	(2,084)	(1,858)
Equity in income (loss) of unconsolidated affiliates	1	137	(97)	364
Net loss	(14,076)	(14,423)	(32,131)	(195,944)
Less: net loss attributable to noncontrolling interests	(2,886)	(2,188)	(5,496)	(7,240)
Net loss attributable to International Textile Group, Inc.	$(11,190)	$(12,235)	$(26,635)	$(188,704)

Comparison of Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009

Consolidated: Net sales for the three months ended September 30, 2010 and 2009 were $161.2 million and $142.1 million, respectively, an increase of $19.1 million, or 13.4%, in 2010 compared to 2009. This increase is due to improved economic conditions, which resulted in increased volume primarily in the bottom-weight woven fabrics segment. In addition, sales prices increased in certain businesses primarily within the bottom-weight woven fabrics segment, and the Company benefited from improved product mix in most of its businesses. The Company continued to experience volume declines in other operating segments primarily due to continued unfavorable economic conditions affecting those segments.

Gross profit in the three months ended September 30, 2010 was $12.0 million, or 7.5%, compared to $10.3 million, or 7.2%, in the three months ended September 30, 2009. The improvement was primarily due to improved product mix, increases in sales volumes and higher capacity utilization, partially offset by higher raw material costs.

Operating loss was $0.7 million for the three months ended September 30, 2010 and the three months ended September 30, 2009. Higher gross profit margins described above as well as lower restructuring and impairment charges in 2010 were offset by a lower reduction of the Company’s reserve for losses on firm purchase commitments.

Bottom-weight Woven Fabrics: Sales in the bottom-weight woven fabrics segment for the three months ended September 30, 2010 increased $22.3 million to $144.2 million as compared to the $121.9 million recorded in the three months ended September 30, 2009. The increase in sales primarily resulted from higher sales volumes, higher selling prices and an improved product mix of $9.1 million in the denim business due to higher demand for cotton products, and $1.7 million of higher worsted wool volume due to higher demand at retail as the economy shows improvements in certain sectors. Also contributing to the sales increase were higher sales volumes of $7.1 million at the cotton fabric and garment manufacturing complex in Vietnam and improved product mix of $1.9 million in technical fabrics, which resulted from additional product need in the automotive airbag business, and $4.7 million of increased intersegment sales to the commission finishing business in the all other segment resulting from new foreign government contracts. Improvements in this segment were partially offset by lower sales volumes of $1.1 million in the synthetics business and $0.6 million in the government uniform business, and less favorable product mix of $0.4 million at the cotton fabric and garment manufacturing complex in Vietnam.

Income in the bottom-weight woven fabrics segment was $4.6 million in the three months ended September 30, 2010 compared to $0.6 million in the three months ended September 30, 2009, an improvement of $4.0 million. Improvements in operating results included $8.4 million due to increased volume and capacity and improved product mix primarily in the denim, synthetics, government dress uniform and worsted wool businesses, reduced costs of $1.3 million related to the idling of the Cone Denim de Nicaragua facility, $0.8 million due to lower selling and administrative expenses including bad debt expense, and $0.4 million due to reduced labor and product development costs. These improvements were offset primarily by higher raw material costs of $6.4 million and higher energy costs of $0.4 million.

Narrow Fabrics: Sales in the narrow fabrics segment were $5.8 million in the three months ended September 30, 2010 compared to $12.0 million in the comparable 2009 period. The decrease from the prior year period was primarily due to lower sales volumes of $4.7 million related to the exit by the Company from a low margin seat belt fabric business related to a single customer as well as the delay of certain government contracts, and lower selling prices of $1.4 million.

Income (loss) in the narrow fabrics segment was $(0.8) million in the three months ended September 30, 2010 compared to $1.4 million in the 2009 period. The decrease in operating results was primarily due to lower sales volume of $1.6 million and higher raw material costs of $0.5 million.

All Other: Net sales in the all other segment were $16.5 million in the three months ended September 30, 2010 compared to net sales of $11.3 million in the three months ended September 30, 2009. Sales in the commission finishing and interior furnishings fabrics businesses for the three months ended September 30, 2010 were $16.3 million compared to sales in these businesses of $11.2 million recorded in the three months ended September 30, 2009. Sales volumes increased in the interior furnishings fabrics business due to improvements in the overall economy, and higher intersegment and third party sales in the commission finishing businesses increased sales by $5.0 million; such increases were partially offset by lower third party sales volumes in the traditional commission finishing markets which have been negatively affected by diminished discretionary income and consumer spending in the U.S.

Income in the all other segment was $0.4 million in the three months ended September 30, 2010 as compared to a loss of $0.7 million in the three months ended September 30, 2009. Improved results were attributable primarily to higher sales volumes of $0.7 million and $0.3 million related to improved capacity utilization and lower administrative costs.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $13.0 million for the three months ended September 30, 2010 compared to $12.8 million for the three months ended September 30, 2009. As a percentage of net sales, this expense was 8.1% for the 2010 period and 9.0% for the 2009 period. The increase in selling and administrative expenses is primarily the result of higher rent and travel costs, partially offset by lower salaries, benefits and consulting fees.

OTHER OPERATING INCOME—NET: Other operating income–net includes income related to the decrease in the accrual for unrealized losses on cotton and wool firm purchase commitments of $0.1 million and $1.8 million in the three months ended September 30, 2010 and 2009, respectively (see “Commitments” below). Other operating income–net also includes $0.5 million related to the receipt of a cotton yarn antitrust litigation settlement in the three months ended September 30, 2009 as well as net gains and losses related to the disposal of miscellaneous property and equipment during these periods.

RESTRUCTURING CHARGES (RECOVERIES): For the three months ended September 30, 2010, the Company recognized $0.1 million for restructuring charge recoveries as compared to $0.3 million of restructuring charges for the three months ended September 30, 2009. In the 2009 period, the restructuring charges consisted of severance and benefits related to the Company’s multi-segment selling and administrative cost reduction plan. Evaluation of the Company’s businesses and operations has continued, and the Company reversed certain previously recorded charges related to these programs in the amount of $0.1 million in the three months ended September 30, 2010.

IMPAIRMENT CHARGES: The Company had no impairment charges for the three months ended September 30, 2010. For the three months ended September 30, 2009, the non-cash impairment charge consisted of $0.4 million related to a group of ring-spinning assets located at the Company’s White Oak plant held for disposition via sale to a third-party.

INTEREST EXPENSE: Interest expense of $11.1 million in the three months ended September 30, 2010 was $3.3 million lower than interest expense of $14.4 million in the three months ended September 30, 2009. Interest expense for 2010 was lower compared to the prior year period due to lower interest rates on certain outstanding debt, primarily related to the Company’s Senior Subordinated Notes (as described below), partially offset by higher outstanding balances of Senior Subordinated Notes and the Company’s unsecured subordinated notes (as described below).  Related party interest expense on the Company’s unsecured subordinated notes and on a portion of the Senior Subordinated Notes was $6.2 million in the three months ended September 30, 2010 and $4.0 million in the three months ended September 30, 2009 (see “Liquidity and Capital Resources” below”).

OTHER INCOME (EXPENSE): In the three months ended September 30, 2010, other expense included legal costs of $1.9 million not related to current operations, which were offset by $0.9 million of insurance reimbursements received or estimated to be received against these legal costs. Other income in the three months ended September 30, 2010 also included foreign currency exchange losses of $0.6 million. Other income in the three months ended September 30, 2009 primarily included foreign currency gains and gains on derivative instruments of $0.2 million.

INCOME TAX BENEFIT (EXPENSE): Income tax expense was $0.9 million in the three months ended September 30, 2010 in comparison with an income tax benefit of $0.6 million in the three months ended September 30, 2009. Income tax expense for 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.6 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is more likely than not to not be realized, $3.0 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible, partially offset by $0.2 million of state income taxes. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets will be dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the three months ended September 30, 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily as a result of an increase of $1.5 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is more likely than not to not be realized, $2.1 million related to foreign income tax rate differentials and adjustments,  state income taxes and certain foreign and domestic non-deductible business expenses.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $2.9 million in the three months ended September 30, 2010 compared to $2.2 million in the three months ended September 30, 2009. The increase in net losses attributable to noncontrolling interests in 2010 was primarily related to increased losses at the Company’s joint venture in China as compared to the same period in the prior year and, to a lesser extent, increased losses at the Company’s joint venture in Vietnam.

Comparison of Nine Months Ended September 30, 2010 and Nine Months Ended September 30, 2009

Consolidated: Consolidated net sales in the nine months ended September 30, 2009 included $123.5 million (net of intercompany eliminations) related to GST, which was deconsolidated as of June 30, 2009, and $9.4 million related to the Cone Denim de Nicaragua plant that was idled in April 2009. Net sales for all other businesses of the Company for the nine months ended September 30, 2010 and 2009 were $478.1 million and $397.1 million, respectively, an increase of $81.0 million, or 20.4%, in 2010 compared to 2009. This increase is due to improved economic conditions, which resulted in increased volume primarily in the bottom-weight woven fabrics segment. In addition, sales prices increased due to an improved product mix in most of its businesses. The Company continued to experience volume declines in the Company’s other operating segments primarily due to continued unfavorable economic conditions affecting those segments.

Gross profit in the nine months ended September 30, 2010 was $40.7 million, or 8.5%, compared to $22.2 million in the nine months ended September 30, 2009, or 4.2%. The improvement was primarily due to significant increases in sales volume and the benefits of higher capacity utilization, improved product mix, and lower labor costs, partially offset by higher raw material costs.

Operating income (loss) for the nine months ended September 30, 2010 was $3.6 million compared to $(48.8) million in the nine months ended September 30, 2009. In addition to higher gross profit margins described above, the $52.4 million improvement in operating results for the nine months ended September 30, 2010 compared to the prior year period also included $31.8 million of lower losses due to the deconsolidation of GST on June 30, 2009 (including goodwill and other impairment charges of $16.1 million and $12.8 million of expenses associated with corporate refinancing activities), partially offset by lower recoveries of bad debts and a lower reduction of the Company’s reserve for losses on firm purchase commitments. Operating results also included restructuring and impairment charges of $0.0 million for the nine months ended September 30, 2010 and $2.3 million for the nine months ended September 30, 2009 (excluding GST).

Bottom-weight Woven Fabrics: Sales in the bottom-weight woven fabrics segment for the nine months ended September 30, 2010 increased $78.3 million to $416.0 million as compared to the $337.7 million recorded in the nine months ended September 30, 2009. The increase in sales primarily resulted from higher sales volumes and an improved product mix of $33.8 million in the denim business due to higher demand for cotton products, $10.8 million of higher synthetic sales volume due to increased activity at the Company’s dyeing and finishing plant in China, a new domestic synthetic military program and the replenishment of inventories in the women’s synthetic business as the economy showed improvements in certain sectors, and $1.8 million of higher worsted wool volume due to higher demand at retail. Also contributing to the sales increase were higher sales volumes and an improved product mix of $9.3 million in the government dress uniform business, $17.9 million of additional sales at the cotton fabric and garment manufacturing complex in Vietnam, and $8.2 million in technical fabrics which resulted from product need and volume increases in the automotive airbag business, and higher sales volumes of $11.5 million of increased intersegment sales to the commission finishing business in the all other segment resulting from new government contracts. Improvements in this segment were partially offset by reduced sales volumes of $9.4 million related to the idling of the Cone Denim de Nicaragua facility, $2.7 million due to lower selling prices in the synthetics business, $2.2 million of lower revenues due to the expiration of certain minimum royalties under a trademark licensing agreement, and the impact of a less favorable product mix of $0.6 million in the worsted wool business.

Income in the bottom-weight woven fabrics segment was $11.8 million in the nine months ended September 30, 2010 compared to a loss of $8.8 million in the nine months ended September 30, 2009, an improvement of $20.6 million. Improvements in operating results included $26.7 million due to increased volume, capacity and improved product mix primarily in the denim, government dress uniform, technical fabrics and synthetics businesses, $2.4 million due to reduced losses resulting from the idling of the Cone Denim de Nicaragua facility, $1.3 million due to lower selling and administrative expenses and reduced labor and product development costs of $1.6 million. These improvements were offset by $8.8 million related to higher raw material costs, higher energy costs of $0.9 million and less favorable effects from foreign currency exchange rates of $1.8 million.

Narrow Fabrics: Sales in the narrow fabrics segment were $25.0 million in the nine months ended September 30, 2010 compared to $32.9 million in the comparable 2009 period. The decrease from the prior year period was primarily due to lower sales volumes of $9.0 million related to the loss of a significant customer in the seat belt fabric business as well as the delay of certain government contracts, partially offset by higher selling prices and the impact of an improved product mix of $1.1 million.

Income in the narrow fabrics segment was $0.1 million in the nine months ended September 30, 2010 compared to $1.9 million in the 2009 period. The decrease in operating results was primarily due to lower sales volume of $2.3 million and decreased manufacturing performance of $0.3 million, partially offset by cost reductions of $0.9 million primarily related to selling and administrative expenses.

All Other: Net sales in the all other segment were $52.7 million in the nine months ended September 30, 2010 compared to $170.1 million in the nine months ended September 30, 2009. The $117.4 million decline in net sales is mainly due to the inclusion in the 2009 period of the results of GST, which represented $123.5 million of net sales for the nine months ended September 30, 2009. Due to the deconsolidation of GST on June 30, 2009, the results of GST subsequent to June 30, 2009 are not included in the Company’s consolidated financial statements. Net sales in the commission finishing and interior furnishing fabrics businesses for the nine months ended September 30, 2010 were $52.2 million, compared to net sales of $46.1 million recorded in the nine months ended September 30, 2009. Sales volume increases in the interior furnishings fabrics business due to improvements in the overall economy were partially offset by volume decreases in the battle fatigue government uniform fabrics business due to a loss of certain customer contracts. Commission finishing markets have also been negatively affected by diminished discretionary income and consumer spending in the U.S., partially offset by price increases for commission finishing products.

Income in the all other segment was $1.7 million in the nine months ended September 30, 2010 as compared to a loss of $3.9 million in the nine months ended September 30, 2009, including $2.1 million of losses due to the deconsolidation of GST on June 30, 2009. Improved results in the non-GST businesses were attributable primarily to higher sales volumes of $2.0 million, lower energy costs of $0.8 million, and lower selling and administrative costs of $0.7 million.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense or recoveries) were $40.8 million for the nine months ended September 30, 2010 compared to $49.1 million for the nine months ended September 30, 2009. As a percentage of net sales, this expense was 8.5% for the 2010 period and 9.3% for the 2009 period. The 2010 amounts decreased $11.3 million due to the deconsolidation of GST on June 30, 2009. The remaining $3.0 million increase in selling and administrative expenses is primarily the result of the recovery in the 2009 period of certain accounts previously written off as bad debt expense, with no such similar recoveries in the 2010 period, and higher travel and product sample and testing costs, partially offset by lower professional and consulting fees.

EXPENSES ASSOCIATED WITH REFINANCING ACTIVITIES: In the nine months ended September 30, 2009, the Company incurred expenses of $12.8 million consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the GST bank debt that matured on June 30, 2009. Prior to the GST Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential refinancing arrangements and alternatives with respect to such debt; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan, and therefore these costs were expensed as incurred during 2009. There were no similar costs in the 2010 period.

OTHER OPERATING INCOME—NET: Other operating income–net includes income related to the decrease in the accrual for unrealized losses on cotton and wool firm purchase commitments of $0.2 million and $5.9 million in the nine months ended September 30, 2010 and 2009, respectively (see “Commitments” below). Other operating income–net also includes $0.5 million related to the receipt of a cotton yarn antitrust litigation settlement payment in the nine months ended September 30, 2009, grant income from the U.S. Department of Commerce Wool Trust Fund of $3.1 million for each of the nine months ended September 30, 2010 and 2009, and net gains and losses related to the disposal of miscellaneous property and equipment during these periods.

RESTRUCTURING CHARGES: For the nine months ended September 30, 2010, the Company recognized $0.0 million for restructuring charges as compared to $2.3 million for the nine months ended September 30, 2009. The 2009 provisions for restructuring are primarily related to the Company’s multi-segment selling and administrative other cost reduction plans of $0.5 million, manufacturing workforce reductions in the bottom-weight woven fabrics segment resulting from the then-current economic environment in Mexico of $0.6 million and at the White Oak denim plant of $0.5 million, $0.3 million from the idling of the CDN facility (bottom-weight woven fabrics segment), and $0.4 million related activities at the Company’s automotive safety facilities in Germany and Mexico.

GOODWILL AND OTHER IMPAIRMENT CHARGES: For the nine months ended September 30, 2009, non-cash impairment charges consisted of impairment charges of $16.1 million associated with goodwill and other intangible assets related to customer contracts recorded in the automotive safety segment and $0.4 million related to a group of ring-spinning assets located at the Company’s White Oak plant held for disposition via sale to a third-party. Based on the further weakening of the macro-economic business environment and, more specifically, the continued reductions in projected automobile production and weakened demand for the Company’s automotive safety products in the U.S. region since the Company’s 2008 annual review of assessments and impairments, the Company completed additional assessments for impairment of the carrying values of its goodwill and other intangible assets associated with the automotive safety segment in 2009. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment began experiencing decreased operating results and cash flows in 2008, greater than those previously anticipated in operating forecasts, and such decreases continued through fiscal 2009. Based on the results of the review performed as of March 31, 2009, it was estimated that the fair value of the goodwill and other intangible assets assigned to the automotive safety reporting unit was zero as of March 31, 2009 and, accordingly, the Company recognized a pre-tax non-cash impairment charge of $16.1 million in the three months ended March 31, 2009 and nine months ended September 30, 2009 to write-off the entire remaining carrying value as of March 31, 2009. No additional impairment charges resulted from the Company’s assessments of goodwill and other intangible assets during the remainder of 2009.

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

INTEREST EXPENSE: Interest expense of $31.9 million in the nine months ended September 30, 2010 was $18.7 million lower than interest expense of $50.6 million in the nine months ended September 30, 2009. Interest expense decreased $11.8 million for the nine months ended September 30, 2010 due to the deconsolidation of GST on June 30, 2009. In addition, interest expense for 2010 was lower compared to the prior year period due to lower interest rates on certain outstanding debt, primarily related to the Company’s Senior Subordinated Notes, partially offset by higher outstanding balances on the Senior Subordinated Notes and the Company’s unsecured subordinated notes.  Related party interest expense on the Company’s unsecured subordinated notes and  on a portion of the Senior Subordinated Notes was $17.6 million in the nine months ended September 30, 2010 and $9.5 million in the nine months ended September 30, 2009 (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE): In the nine months ended September 30, 2010, other expense includes legal costs of $3.7 million not related to current operations, which were offset by $2.7 million of insurance reimbursements estimated to be received against these legal costs. Other expense in the nine months ended September 30, 2010 also includes foreign currency exchange losses of $0.7 million. Other income in the nine months ended September 30, 2009 included $3.1 million of gains on derivative instruments, partially offset by foreign currency losses of $1.1 million. Additionally, in the nine months ended September 30, 2009 the Company received a cash payment in the amount of $6.3 million from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a trademark infringement settlement agreement previously entered into; this receipt of cash was not related to the sale of an asset.

INCOME TAX EXPENSE: Income tax expense was $2.1 million in the nine months ended September 30, 2010 in comparison with $1.9 million in the nine months ended September 30, 2009. Income tax expense for 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $5.0 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is more likely than not to not be realized, $7.8 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible, partially offset by $0.6 million of state income taxes. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the first nine months of 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to $34.9 million related to the loss on deconsolidation of GST as described above, an increase of $21.2 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management believes the ultimate recognition of which is more likely than not to not be realized, $9.9 million related to foreign income tax rate differentials and adjustments, $1.4 million related to foreign earnings taxed in the U.S., $1.7 million related to nondeductible goodwill impairment, state income taxes and certain foreign and domestic non-deductible business expenses.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $5.5 million in the nine months ended September 30, 2010 compared to $7.2 million in the nine months ended September 30, 2009. The decrease in net losses attributable to noncontrolling interests in 2010 was primarily related to improved operating results at the Company’s joint venture in China and, to a lesser extent, improved operating results at the Company’s joint venture in Vietnam.

Liquidity and Capital Resources

The Company continues to have a significant amount of debt outstanding, with maturities on a material portion thereof in March and June 2011. At September 30, 2010, the Company’s primary credit facilities consisted of (i) a Credit Agreement, by and among ITG and certain of its subsidiaries, and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Bank Credit Agreement”) which matures in March 2011, (ii) a Term Loan Agreement, by and among Burlington Morelos S.A. de C.V., a wholly owned subsidiary of ITG (“Burlington Morelos”), and General Electric Capital Corporation, as agent, and the lenders named therein (as amended, the “Term Loan Agreement”) which matures in March 2011, (iii) an agreement pursuant to which the Company has issued certain senior subordinated notes, a portion of which are held by third parties which are due and payable June 6, 2011; and (iv) various loan agreements entered into by certain project finance entities related to the Company’s operations in China, Vietnam and Nicaragua. At September 30, 2010, there was $42.3 million outstanding under our Bank Credit Agreement, $6.8 million outstanding under the Term Loan Agreement and $50.1 million in senior subordinated notes held by various third parties. The Company has obtained amendments or consents to various of its credit facilities to extend until March 2011 the maturity dates of its debt related to the Bank Credit Agreement and Term Loan Agreement (defined below), to extend the maturity date of its Senior subordinated notes – related party (defined below) to June 2012, and to extend until August 2013 the maturity date of its debt at Jiaxing Burlington Textile Company Limited. In addition, the Company has benefited from an Amended and Restated Support Agreement, described below, pursuant to which the WLR Affiliates have agreed to make a cash capital contribution or a subordinated loan to the Company if the Company’s availability and/or adjusted availability (as defined) under its Bank Credit Agreement were to fall below certain levels, as described below.

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

Cotton and wool prices continue to fluctuate and are expected to remain high through 2010 and into 2011 as compared to historical levels. The Company’s ability to pass these cost increases on to the market in the remainder of 2010 and into 2011 is unknown at this point, but the Company does not expect that it will be able to fully absorb such cost increases through higher selling prices. The Company’s margins and cash flows have been negatively impacted in the first nine months of 2010 by higher raw material prices and are expected to continue to be negatively impacted in the near future. Any dramatic or unexpected additional increases in raw material prices could have a material adverse effect on the Company’s results of operations and cash flows. Our success in generating cash flows depends, in part, on our ability to manage working capital efficiently, reduce operating costs at our plants to be more closely aligned with capacity utilization, increase selling prices to offset higher raw material costs and increase volumes and revenue in all segments of our business, with particular emphasis on our international operations. During the nine months ended September 30, 2010, the Company’s principal uses of funds consisted of funding operations, including for its international greenfield initiatives where expenditures have been in excess of revenues; capital expenditures; and payment of principal and interest on various indebtedness.

Although the Company believes it is positioned to manage its liquidity requirements in 2010 through funds generated from operations, available borrowing capacity, and proceeds from the issuance of senior subordinated notes – related party the Company’s ability to pay its substantial debt that matures in 2011 is dependent upon its ability to (i) refinance its existing debt that matures at various times during 2011, (ii) restructure or obtain replacement financing for, or obtain modifications or amendments to, any debt instruments of which the Company is not in covenant compliance, (iii) attain and remain in compliance with all applicable covenants in its existing debt agreements, (iv) complete additional equity or debt financings, (v) reduce expenditures and attain further operating efficiencies, and (vi) ultimately, to generate greater revenue and gross profit. There can be no assurances as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company. In addition, there can be no assurances that the Company will not be negatively affected by changes in general economic, industry specific, financial market, legislative, competitive or regulatory factors.

The accompanying unaudited consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of September 30, 2010 related to expected yield, the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at September 30, 2010. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximate the carrying values at September 30, 2010 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Cash Flows

The Company’s principal sources of funds have generally been borrowings under bank credit facilities, issuances of its Notes, project financing arrangements, issuances of shares of preferred stock, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to various unsecured subordinated notes. During the nine months ended September 30, 2010, the Company’s principal source of funds consisted of borrowings under the revolving credit portion of the Company’s Credit Agreement, issuances of its Notes, and capital contributions from the minority shareholder of the Company’s joint venture in Vietnam. The primary cash requirements of our business are payments to vendors in the normal course of business, payments of principal and interest on bank debt and other debt obligations and for capital expenditures.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

OPERATING ACTIVITIES: Net cash used in operating activities was $15.0 million in the nine months ended September 30, 2010 compared to net cash provided by operating activities of $5.5 million in the nine months ended September 30, 2009. Net cash used in operating activities increased $12.5 million in the nine months ended September 30, 2010 compared to the prior year period in the Company’s non-GST businesses. The higher cash outflows notwithstanding improved operating results are primarily related to an increase in accounts receivable due to timing of sales at the end of the quarter which were stronger in 2010 than in 2009, and an increase in inventories due to higher inventory costs and timing of anticipated shipments, partially offset by an increase in accounts payable and accrued expenses. Despite the increase in inventory for the nine months ended September 30, 2010, we improved our inventory turnover ratio slightly from the prior period due to improved inventory planning.

INVESTING ACTIVITIES: Net cash used in investing activities was $1.6 million in the nine months ended September 30, 2010 compared to $32.2 million in the nine months ended September 30, 2009, which 2009 period included a $30.0 million effect of the deconsolidation of GST. Capital expenditures were $2.5 million in the 2010 period and $4.6 million in the 2009 period, and capital expenditures are projected to be in the range of $3.5 million to $4.5 million for all of the 2010 fiscal year, and are projected to be approximately $4.0 million to $5.0 million in 2011. Investing activities for the 2010 and 2009 periods included $0.3 million and $1.0 million, respectively, of distributions from the Company’s unconsolidated affiliates and $0.7 million and $1.3 million, respectively, of proceeds from the sale of other assets.

FINANCING ACTIVITIES: Net cash provided by financing activities of $18.4 million in the nine months ended September 30, 2010 was primarily attributable to net borrowings of $15.5 million under the Bank Credit Agreement, proceeds from the issuance of Notes of $12.0 million, and capital contributions from minority shareholders of $1.2 million, partially offset by the repayment of obligations of $6.0 million under certain term loans and capital lease obligations and repayments of short-term bank borrowings of $3.3 million. Net cash provided by financing activities of $7.0 million in the nine months ended September 30, 2009 was primarily attributable to net borrowings of $6.0 million under the Bank Credit Agreement and capital contributions from minority shareholders of $1.9 million, and proceeds from short-term bank borrowings of $1.0 million, partially offset by repayments of certain term loan and capital lease obligations of $1.5 million, and payment of financing fees of $0.4 million. In addition, checks issued in excess of deposits decreased by $0.9 million in the nine months ended September 30, 2010.

Bank Credit Agreements—Revolving and Term Loans

On December 29, 2006, the Company and certain of its subsidiaries entered into each of the Bank Credit Agreement and the Term Loan Agreement. Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments are required (i) if the Company sells assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, is lower than its value as of December 29, 2006. The Term Loan Agreement provides for a term loan in the original amount of $15.0 million. The Term Loan requires the repayment of $0.3 million in principal per quarter, which commenced in March 2007, with a final payment of the then outstanding principal balance due at maturity.

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

The revolving credit facility requires the payment of a commitment fee of 1.0% annually, depending on amounts borrowed, payable monthly. At September 30, 2010, there was $42.3 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.4%, and $6.8 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.8%. In addition, a subsidiary of Burlington Morelos has obtained short-term financing from certain cotton suppliers in the amount of $8.9 million at September 30, 2010.

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company must maintain availability or average adjusted availability at or above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes the actions that may be taken by the lenders or limitations that may be imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•
If average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At September 30, 2010, average adjusted availability was approximately $18.6 million and availability was $21.0 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in August 2010, the Company and the lenders under the Bank Credit Agreement entered into Amendment No. 20 to the Bank Credit Agreement, which provided the Company the ability to issue and sell up to $15.0 million of Tranche B Notes (defined below) and use the proceeds for investments in ITG-PP, which investments are to be in the form of loans to ITG-PP (the “ITG-PP JV Investments”). The entire principal amounts of such loans were required to be funded by the Company no later than September 30, 2010. The Company issued and sold $12.0 million of such Tranche B Notes as of September 30, 2010, and has provided such funds to ITG-PP in the form of a loan.

•
If availability is less than $17.5 million, the Company will be required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at September 30, 2010; however, if such ratio was applicable, the Company would have been able to comply therewith as of such date;

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

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars to be used for the import of equipment to be used by Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.7% at September 30, 2010. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from various Chinese financial institutions in an aggregate amount of $23.7 million at September 30, 2010. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have previously advanced unsecured non-interest bearing loans to Cone Denim (Jiaxing) Limited totaling $6.0 million, with a maturity date in May 2012. Pursuant to their terms, these loans were converted to equity in Cone Denim (Jiaxing) Limited in the second quarter of 2010. Loans and investments made by the Company have been eliminated in the Company’s consolidated financial statements. Because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture was included in the consolidated balance sheet line “Note payable to joint venture partner” prior to its conversion. Such amount is included in the consolidated balance sheet line “Noncontrolling interests” subsequent to its conversion.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments, which began in November 2009. In May 2010, the financing agreement was amended to extend the maturity date thereof from August 2011 to August 2013 and to change the interest rate to six-month LIBOR plus 3.0% for U.S. dollar loans. This amendment also specified that the lender has the right to immediately call this debt if Jiaxing Burlington Textile Company incurs a book loss under Chinese generally accepted accounting principles during the full fiscal year 2010. As of September 30, 2010, Jiaxing Burlington Textile Company expects that it will be able to meet this requirement, and it continues to monitor its results and update its forecasts for such compliance. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2010, outstanding borrowings under this facility were $9.5 million with a weighted average interest rate of 5.9%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals. In addition, Jiaxing Burlington Textile Company has obtained short-term working capital loans from certain Chinese financial institutions in the amount of $4.0 million at September 30, 2010.

In October 2007, ITG-PP entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At September 30, 2010, $19.0 million was outstanding under this facility with a weighted average interest rate of 7.2%. ITG-PP has entered into a seven year lease agreement for certain equipment with its joint venture partner that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement. Through September 30, 2010, ITG-PP had not paid $2.6 million of scheduled principal payments on this capital lease obligation. In addition, ITG-PP has also obtained short-term working capital loans from certain financial institutions in the amount of $5.9 million at September 30, 2010. The Techcombank term and working capital loans, and the capital lease obligation, are non-recourse to the Company, but are secured by the assets of ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009 the Company decided to idle this facility. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At September 30, 2010, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility. Through September 30, 2010, CDN had not made $1.9 million of scheduled term loan principal repayments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition to the term loan agreement, the Company, as sponsor of CDN, has a Project Funds and Subordination Agreement that it has entered with those lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

As a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the creditors under CDN’s term loan are granted certain rights in addition to those under the term loan agreement, including certain rights with respect to the dissolution of CDN. Further, in April 2009, the Company received a Notice of Occurrence of a Material Adverse Change from Inter-American, as Agent, which states that the idling of the Nicaragua production facility and the failure to comply with certain obligations under the term loan agreement constitute a material adverse change (as defined) and, in accordance with the term loan agreement, must be remedied within thirty days of the date of the letter. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waived, through June 15, 2010, any rights or remedies available to those lenders related to any claimed material adverse change. On July 26, 2010, the Company received a notice from Inter-American which states that the Company, pursuant to the Project Funds and Subordination Agreement, is required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date of this report on Form 10-Q. The Company is reserving all of its rights with respect thereto, and believes that any such loan would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Furthermore, the Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. Because of the uncertainties related to these issues, the Company has classified the entire amount of such debt as current as of September 30, 2010 and December 31, 2009. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to obtaining amendments or modifications to the terms of the agreement governing the loan.

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

In September 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an original face amount of $40.0 million. In connection with the entry into the Third Note Purchase Agreement Amendment, the WLR Affiliates purchased from the holders of the Notes an additional $17.5 million of the original Notes, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The outstanding amount of such Tranche B Notes ($100.6 million at September 30, 2010, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s accompanying unaudited consolidated balance sheet at September 30, 2010. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which extends the maturity date of the Tranche B Notes from June 6, 2011 to June 6, 2012 (the maturity date of June 6, 2011 for the Tranche A Notes remains unchanged). Also under the Consent Agreement, the Company obtained the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which are required to be used for investments in ITG-PP to be funded no later than September 30, 2010. The Company has issued and sold $12.0 million of such Tranche B Notes as of September 30, 2010.

At September 30, 2010, $150.7 million aggregate principal amount of the Notes was outstanding (of which $100.6 million was held by the WLR Affiliates, including interest that has been converted to principal), at an interest rate of 12.0%. The Note Purchase Agreement contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the Note Purchase Agreement imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Note Purchase Agreement currently provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted to secure the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The right of the holders of the Notes to receive payment in respect of the Notes is subordinated to the right of the lenders under the Bank Credit Agreement and Term Loan Agreement to receive payment.

Unsecured Subordinated Notes—Related Party

As of September 30, 2010, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At September 30, 2010, $81.8 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 10,552,237 shares of Series A Preferred Stock were issued and outstanding at September 30, 2010 (9,974,138 shares issued and outstanding at December 31, 2009) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) none of which were issued or outstanding at September 30, 2010 or December 31, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Commitments

At September 30, 2010, ITG had raw material contracts totaling $19.7 million and capital expenditure commitments of $0.2 million. ITG plans to fund these obligations, depending upon limitations in its various loan agreements, from a combination of borrowings under its Bank Credit Agreement as well as through other external sources of financing as management deems appropriate, to the extent available to the Company. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with Wilbur L. Ross, Jr., depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the first quarter of 2009, cotton and wool futures prices fell significantly largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices have shown increases in 2009 and 2010, the Company does not reverse the unrealized loss recorded against its firm purchase commitments under GAAP until receipt and/or consumption of the related raw materials occurs. In accordance with GAAP, the Company accrues unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at September 30, 2010, and December 31, 2009 amounted to $0.0 million and $0.2 million, respectively. The decrease in the accrual for unrealized losses on firm purchase commitments of $0.1 million and $1.8 million in the three months ended September 30, 2010 and 2009, respectively, and $0.2 million and $5.9 million in the nine months ended September 30, 2010 and 2009, respectively are included in “Other operating income–net” in the accompanying unaudited consolidated statement of operations, and such reductions are primarily the result of the receipt and/or consumption of the related raw materials during these periods.

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

At December 31, 2009, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $13.5 million. The Company contributed $1.5 million to this plan during fiscal year 2009, and $1.4 million in 2010 through the date of this report. The Company does not expect to make any additional contributions to this plan in 2010 and estimates making total contributions in 2011 in the range of $2.5 million to $3.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

At September 30, 2010, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2010, the Company and various consolidated subsidiaries of the Company were borrowers under various credit agreements (as described above, collectively, the “Facilities”).

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

Derivative Instruments

There have been no material changes in the use of derivative instruments or in the methods that the Company accounts for such instruments from the information disclosed in the Company’s 2009 Annual Report on Form 10-K (the “Annual Report”). The Company does not designate its derivative instruments as hedges under hedge accounting rules. As of December 31, 2009, the Company did not have any derivative instruments outstanding. The fair value of derivative instruments recognized in the September 30, 2010 unaudited consolidated balance sheet was not significant. Total losses on derivative instruments were $0.1 million in the three months ended September 30, 2010 and 2009. Total gains (losses) on derivative instruments were $(0.1) million in the nine months ended September 30, 2010 and $0.2 million in the nine months ended September 30, 2009.

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

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of September 30, 2010 there were no changes in the nature of the Company’s critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

Pursuant to the rights granted to the Company in the previously disclosed Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes, dated as of August 12, 2010, on September 28, 2010 the Company issued and sold to the WLR Affiliates an additional $7.0 million of Tranche B Notes.  In accordance with the terms thereof, the proceeds from this sale of Tranche B notes were invested in ITG-PP Limited Company.

As of September 30, 2010, affiliates of Wilbur L. Ross, Jr., the chairman of the board of directors of the Company, beneficially owned approximately 88.1% of the Company’s total voting power (represented by ITG common stock and Series A convertible preferred stock), and held $100.6 million in Tranche B Notes and $81.8 million in unsecured subordinated notes of the Company.

ITEM 6.	EXHIBITS

10.1
Amendment No. 20 to Credit Agreement, dated as of August 12, 2010, by and among the Company, the other borrowers and credit parties’ signatory thereto, General Electric Capital Corporation, as agent, and the lenders named therein

10.2	Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes dated as of August 12, 2010, by and among the Company and purchasers signatory thereto

31.1	Certification of Principal Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Vice President and Chief Accounting Officer

Date: November 12, 2010