Form 10-K
period 2010-12-31
INTERNATIONAL TEXTILE GROUP INC
filed 2011-03-31
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File Number 000-23938

INTERNATIONAL TEXTILE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0596831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

804 Green Valley Road Suite 300 Greensboro, North Carolina	27408
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the assumption, solely for purposes of this computation, that W.L. Ross & Co. LLC and its affiliates (the majority stockholders of the Company) and all of the officers and directors of the registrant were affiliates of the registrant) as of the last business day of the registrant’s most recently completed second fiscal quarter was $92,772.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Class	Outstanding at March 15, 2011
Common Stock, par value $.01	17,468,327 Shares

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

Forward-looking statements are inherently predictive and speculative, are not a guarantee of performance and no assurance can be given that any of such statements, or the results predicted thereby, will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as assumptions with respect to general economic and industry conditions, cost and availability of raw materials, expected timing of production at various international greenfield initiative locations, the ability to maintain compliance with the requirements under various credit facilities, our ability to complete acquisition or disposition transactions, expected synergies, expected national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

In addition to changes to the underlying assumptions, important factors that could cause actual results to differ materially from those made or implied by any forward-looking statements include, without limitation:

•	national, regional and international economic conditions and the continued uncertain economic outlook;
•	our financial condition, which may place us under stress and/or put us at a competitive disadvantage compared to our competitors that have less debt;
•	our inability to repay or refinance our debt as it becomes due at our greenfield operations or otherwise;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	dramatic increases in the price of raw materials and sufficient availability of quantities of raw material, especially cotton;
•	additional cost pressures which may result in further integration or industry consolidation;
•	lower than anticipated demand for our products;
•	our international greenfield initiatives not producing the expected benefits;
•	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our operations, specifically including our international greenfield initiatives;
•	our dependence on the success of, and our relationships with, our largest customers;
•	the highly competitive and rapidly evolving market in which we operate;
•	competitive pricing pressures on our sales;
•
risks associated with foreign operations and foreign supply sources, such as disruptions of markets, changes in import and export laws, changes in future quantitative limits, duties or tariffs, currency restrictions and currency exchange rate fluctuations;

•	successfully maintaining and/or upgrading our information technology systems;
•	adverse changes or increases in U.S. Government policies that are unfavorable to domestic manufacturers;
•	our inability to protect our proprietary information and prevent third parties from making unauthorized use of our products and technology;
•
the funding requirements of our defined benefit pension plan or lower than expected investment performance by our pension plan assets, which may require the Company to increase the funding of its pension liability and/or incur higher pension expense; and

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

Company Overview

Business

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with current operations principally in the United States, China, Mexico and Vietnam. ITG’s long-term focus includes realizing the benefits of its global expansion, including reaching full production at ITG facilities in China and Vietnam, as described below, and continuing to seek other strategic growth opportunities.

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

Former ITG was formed in August 2004 by certain entities affiliated with Wilbur L. Ross, Jr., the chairman of the Company’s board of directors (“WLR”) to consolidate the businesses of leading textile and fabric manufacturers, including Burlington Industries, Inc. (a manufacturer of textile products for apparel and interior furnishing products) and Cone Mills Corporation (a manufacturer of textile products, primarily denim, for apparel and interior furnishing products).

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

On April 1, 2007, the Company completed the acquisition (the “BST Acquisition”) of BST U.S. Holdings LLC (f/k/a BST U.S. Holdings, Inc. “BST Holdings”, later renamed Global Safety Textiles Holdings LLC (“GST Holdings”)) from affiliates of WLR and certain other stockholders of BST Holdings. On December 8, 2006, BST Holdings had acquired the business and operations of BST Safety Textiles Holding GmbH (“BST Safety Textiles”), a leading international manufacturer of flat and one piece woven fabrics for automotive airbags as well as narrow webbing products for safety restraint products such as seat belts and military and technical uses.

 2009 Bankruptcy of Certain Subsidiaries

GST Holdings was formerly a wholly owned subsidiary of the Company, and was the holding company that directly or indirectly owned substantially all of the subsidiaries through which the Company’s automotive safety group operated (automotive airbag curtain fabric and automotive airbag cushions businesses). GST Holdings and certain of its subsidiaries were parties to a credit facility (the “Automotive Safety Facility”) which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility, which approximated $199 million on an as-converted to U.S. dollars basis at maturity, were not repaid prior to, or upon, maturity.

On June 30, 2009 (the “Petition Date”), GST Holdings and all of its direct and indirect U.S. subsidiaries including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., and Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors”) filed voluntary petitions for relief (collectively, the “GST Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not party to or included in the GST Bankruptcy Filing. The Company did not expect that it would regain control of the Debtors and, accordingly, the Company deconsolidated GST Holdings and its subsidiaries (collectively, “GST”) on the Petition Date. GST operated principally in Germany, the United States, Mexico, Poland, Romania, the Czech Republic, China and South Africa.  The Debtors managed their properties and operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court from the Petition Date until January 8, 2010. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and, as of January 8, 2010, no longer had an ownership interest in GST. This reorganization transaction was not consummated with a related party of the Company.

As a result of the deconsolidation, the results of operations and cash flows included in this Form 10-K for the year ended December 31, 2009 include GST’s results and cash flows through June 30, 2009 and, as a result, comparability to the Company’s results of operations and cash flows for the year ended December 31, 2010 may be limited.

The Company was not a debtor in the GST Bankruptcy Filing and the operations of its other primary markets: bottom-weight woven fabrics, certain automotive safety airbag fabrics, government uniform fabrics, interior furnishings fabrics and specialty fabrics and services, continued to operate in the ordinary course of business outside the chapter 11 cases and process.

Products and Segments

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

Bottom-weight woven fabrics

The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard. The Company produces apparel fabrics (including denim, cotton, synthetic and worsted) for use in garments, typically bottoms (i.e., pants or shorts). Demand for apparel fabric generally arises, directly or indirectly, from apparel wholesalers and retailers. Generally, wholesalers and retailers do not manufacture garments themselves, but instead they use “cut and sew” contractors who convert apparel fabric into finished garments. When an apparel wholesaler or retailer contracts for finished garments from the cut and sew contractors, they will usually specify which fabric manufacturers’ product is to be used. The cut and sew contractor then purchases apparel fabric directly from the designated fabric manufacturer.

Through its Cone Denim business unit, the Company manufactures and markets a wide variety of denim apparel fabrics for the global jeanswear market. Denims are generally “yarn-dyed,” which means that the yarn is dyed before the fabric is woven. The result is a fabric with variations in color that give denim its distinctive appearance. Denim fabrics are marketed under the Cone Denim® brand name to premium and vintage jeanswear markets, where styling and innovation are important factors, as well as to the fashion and better basic jeanswear markets, where pricing is more important. The Company’s product developers and designers work directly with customers to provide differentiated denim products. In addition to a focus on product development, Cone Denim provides differentiated solutions to customers through its global network of plants and commercial ventures. This allows the Company to offer superior denim products to internationally known jeanswear brands and retailers who are seeking to differentiate themselves based on fashion, lifestyle branding and superior supply chain management.

Synthetic and worsted fabrics are marketed under the Burlington® WorldWide and Raeford® Uniform brand names. Synthetic fabrics include 100% polyester, nylon and polyester blended fabrics with wool, rayon and lycra. These products are targeted at the production of men’s and women’s apparel, performance activewear and uniform career apparel. Worsted fabrics include 100% wool and wool blended fabrics primarily targeted at branded men’s apparel customers and the uniform career apparel trade. Worsted fabrics marketed under the Burlington WorldWide brand name are also produced for the military dress uniform business. The Company believes it is the largest producer of worsted fabrics for products produced for the U.S. military and fabrics protected by Government legislation, commonly referred to as the Berry Amendment, which generally requires that U.S. military uniform fabric must be manufactured in the United States. Recently adopted legislation known as the Kissell Amendment was modeled after the Berry Amendment and has expanded the U.S. origin requirements to certain products purchased by the U.S. Department of Homeland Security, which we expect should provide more opportunities for goods to be “Made in the USA”. The Company also produces technical and value added fabrics used in a variety of niche industrial and commercial applications including highly engineered materials used in numerous applications and a broad range of industries, such as fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers.

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

Through its automotive safety business, the Company produces automotive airbag fabrics which are components of airbag modules. The Company and other component manufacturers that sell their products to airbag module integrators are generally referred to as Tier 2 suppliers to the automotive industry. Airbag module integrators, which sell complete airbag modules to automobile manufacturers, are generally referred to as Tier 1 suppliers to the automotive industry. Tier 1 suppliers generally produce a majority of the components required for a complete airbag module. However, as the industry has evolved, Tier 1 suppliers have outsourced varying portions of non-proprietary components, such as airbag fabric and airbag cushions, to Tier 2 suppliers that specialize in the production of individual airbag components. The Company is uniquely positioned as an independent airbag fabric supplier in North America, and also exports airbag fabric into Europe.

Commission finishing

The Company manufactures fabrics for battle dress uniforms (camouflage) sold primarily to the U.S. Government and to government contractors. The Company is also a significant producer of military prints that are used to service the battle dress uniform business primarily for the United States government, but also for other governments and commercial interests. The Company believes it is one of the largest commission printers and finishers in North America. Commission textile dyeing, printing and finishing services are also provided by the Company for decorative fabrics and specialty prints. The Company’s capabilities in this business include preparation, surface enhancement, dyeing and finishing services.

All other

The all other segment consists of: (i) narrow fabrics products; (ii) airbag curtain and cushion fabrics produced by GST (through June 30, 2009), which were used in the automotive industry, transportation services and other miscellaneous items; and (iii) other miscellaneous items. The narrow fabrics segment includes narrow webbing products for safety restraint products such as seat belts, as well as for military and technical uses including webbing for backpacks, parachute cords, duffel bags, helicopter slings, hose coverings and fall protection. The Company’s airbag curtain and cushion products included passenger, driver and side impact airbag cushions, side protection curtains, knee protection cushions and related parts and accessory components manufactured for installation in various car and truck models sold worldwide under multiple name brands.

Discontinued operations

On March 31, 2011, the Company entered into an asset purchase agreement to sell certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The jacquard fabrics business had net sales of $16.5 million and $13.9 million in 2010 and 2009, respectively, and pre-tax losses of $0.0 million and $0.9 million in these periods, respectively. The results of operations related to the jacquard fabrics business are presented as discontinued operations for all periods presented in this Form 10-K.

Segment and Geographic Information

The Company generally attributes its revenues based on the ultimate destination of products and attributes its long-lived assets to a particular country based on the location of the assets within each of the Company’s production facilities. The following table presents sales and long-lived assets (including long-lived assets classified as assets held for sale) by reportable segment and geographic area as of and for the fiscal years ended December 31, 2010 and 2009 (in thousands). The data presented for the all other reportable segment includes the businesses of GST through June 30, 2009, the date of their deconsolidation. For additional information, see Notes 2 and 17 to the notes to consolidated financial statements included elsewhere in this annual report.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

Net Sales:
Bottom-weight Woven Fabrics	$552,244	$453,192
Commission Finishing	51,040	45,116
All Other	32,750	167,996
	636,034	666,304
Intersegment sales	(19,904)	(7,040)
	$616,130	$659,264

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Net Sales:
United States	$297,222	$295,399
Mexico	173,711	157,987
Poland	2,179	50,334
Other Foreign	143,018	155,544
	$616,130	$659,264

	December 31,	December 31,
	2010	2009
Long-lived Assets:
United States	$37,449	$43,088
China	75,953	82,404
Vietnam	41,321	44,590
Nicaragua	31,184	33,940
Mexico	26,465	26,075
	$212,372	$230,097

Business Strategy and International Initiatives

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. Currently, the Company’s manufacturing footprint includes 16 production facilities in 5 countries.  However, the Company’s Nicaraguan denim facility has been idled since April 2009. The international greenfield initiatives and the reconfiguration of the Company’s operations are substantially complete, and the Company believes it is positioned to begin realizing certain of the benefits of its investments as the global economic environment improves.  Combined with capabilities in the U.S. and Mexico, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the recent global economic downturn has resulted in certain delays in the recognition of the benefits previously expected.

Cone Denim (Jiaxing) Limited is a joint venture 51% owned by the Company which operates a vertically integrated denim plant in the city of Jiaxing, Zhejiang Province, China. Cone Denim (Jiaxing) provides customers with an option for high quality, premium denims produced in China, which we believe is undersupplied despite the high level of capacity for basic denims in China. Cone Denim (Jiaxing) shipped its initial first quality products only three years ago, and produced over 15 million yards of fabric in 2010. Chinese cotton prices and uncertain U.S. cotton quotas continue to impact volume and pricing out of this facility.

The Company’s fabric dyeing and finishing plant in Jiaxing, China, Jiaxing Burlington Textile Company Limited, is wholly owned. Jiaxing Burlington Textile Company Limited is a high-tech, high-quality piece dyeing and finishing plant that produces  synthetic apparel fabrics and contract interior furnishing fabrics. As sales demand has increased, this facility has rapidly expanded its capacity utilization and production in 2010 exceeded 8 million yards of fabric.

The Company and Phong Phu Corporation have completed building a technologically advanced cotton-based fabrics and garment manufacturing complex in Da Nang, Vietnam. ITG-PP Joint Venture is 60% owned by the Company. Construction of these facilities was completed in December 2008 but they have not yet reached full utilization. The garment facility is projected to be fully utilized in 2011, and the related cotton-based fabrics facility is expected to approach full utilization in the later part of 2012, depending on global economic conditions. This venture offers apparel customers a total supply chain solution from fabric to finished garments. Capabilities include fabric dyeing and finishing operations in addition to sewing and laundering. Garment operations grew steadily through  2009 utilizing a one shift operation. A second shift of garment processing operators was added in 2010. The textile facility is supporting the fabric needs of the garment operation as it continues to build confidence levels with targeted fabric customers.

In April 2008, the Company opened a 28 million yard capacity vertical denim plant, Cone Denim de Nicaragua, in Nicaragua. The choice of Nicaragua reflected the Company’s then-current belief that Nicaragua, and Central America generally, would be long-term providers of apparel products to the U.S. market, given their regional proximity and competitive labor base. However, in December 2008 and February 2009, respectively, the Company was notified of the closing of the cut/sew/laundry operations owned by a significant customer of Cone Denim de Nicaragua in Central America and, thereafter, the largest customer of Cone Denim de Nicaragua announced that it would be discontinuing production in certain of its facilities in the Central American region. These plant closures by our customers demonstrate a significant deterioration of the Central American supply chain which was critical to the long-term success of the Company’s operations in that region. As previously disclosed, in April 2009, the Company idled this facility until further strategic alternatives are finalized. The Company continues to monitor the length of the idling, as anything other than temporary could result in a further material non-cash impairment charge in the bottom-weight woven fabrics segment.

In 2007, the Company’s Burlington WorldWide (BWW) business unit entered into a marketing and commercial partnership with OCM India Limited (OCM). OCM is a leading Indian manufacturing company of worsted wool fabrics located in Amritsar, India and is majority-owned by affiliates of WLR. Under the agreement, BWW provides technical and manufacturing support to OCM in the development of advanced manufacturing processes and operations and the development of new wool fabrics with opportunities to promote and use fabric technologies developed by BWW. BWW has developed and operates an export program for the sale of OCM products to the U.S., European and Asian markets. Also, OCM is licensed to produce and sell enhanced wool fabrics under the BURLINGTON® brand name to the domestic Indian market.

The Company’s international initiatives, including its significant foreign operations and exports to foreign markets, are subject to a number of risks not attendant to operations in the United States.

Customers

The Company sells its products to a diversified, worldwide customer base within the bottom-weight woven fabric, government uniform fabric, decorative fabric, automotive safety and specialty fabric and services markets. The Company markets and sells its products to the top name apparel brands in the world within the bottom-weight woven fabric market.

The Cone Denim and Burlington WorldWide divisions serve customers throughout the apparel and specialty fabric supply chains, including a variety of cut and sew contractors and apparel wholesalers and retailers, worldwide. The Company believes it is a leading supplier to the world’s leading jeanswear brands. The Company also believes it is a leading supplier to the U.S. military, directly and indirectly, of worsted wool fabrics for dress uniforms and printed fabrics for battle dress uniforms; the printed fabrics for battle dress uniforms are marketed through the Company’s commission finishing segment.

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. One customer, the U.S. Department of Defense, accounted for more than 10% of the Company’s net sales for the year ended December 31, 2010.  Additionally, the Company believes one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products, and such customers in the aggregate with Levi Strauss accounted for 10% or more of the Company’s net sales for the year ended December 31, 2010. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Competition

The U.S. and global textile industries are highly fragmented and competitive. No single company dominates the U.S. or global market, and many companies compete only in limited segments of the textile market. Certain of the Company’s products also compete with nontextile products. In many markets, the Company competes with large, integrated enterprises, as well as small, niche regional manufacturers. Textile competition is based in varying degrees on price, product styling and differentiation, quality, response time and customer service. The importance of each of these factors depends upon the needs of particular customers and, within certain of the Company’s segments, the degree of fashion risk inherent in the product.

The Company competes upon various criteria including its ability to meet stringent performance and technical requirements and similarly high ongoing quality standards, its ability to develop seasonal programs and keep up with temporary and/or seasonal demand, ongoing technical and design innovation, on-time delivery, creating solutions that meet customer needs, and price. Entry into the market for U.S. military dress uniform fabrics is greatly limited by precise product specifications established by the U.S. Department of Defense, particularly those regarding color matching. We believe the Company’s ability to meet the U.S. Department of Defense’s strict product specifications has positioned the Company as a long-standing preferred supplier under such military contracts. Imports of foreign-made textile and apparel products, such as denim, men’s worsted wool tailored suiting fabrics, men’s and women’s synthetic active wear fabrics, and dobby fabric used in the commercial and institutional contract interior furnishings market, are a significant source of competition. The Company believes that imports of textile and apparel garments from Asia will continue to rise due to the continued growth of imports from Vietnam and similar countries as a result of price advantages and improving production and distribution facilities. The expected continued growth of imports is expected to continue to place competitive pressures on the Company’s historical U.S. manufacturing locations, which the Company believes may be partially offset by the continued capacity additions at international initiatives.

The automotive supply market, which includes the airbag fabric business in which the Company’s automotive safety business operates, is highly competitive. Some of these competitors may have greater financial or other resources than the Company, or may be more diversified in product offerings than the Company. The Company’s current automotive safety business generally competes with various Tier 2 suppliers for airbag fabric sales. However, some Tier 1 suppliers in-source a portion of their airbag fabric requirements, especially during downturns in the automotive industry in order to maximize utilization of their own facilities, which further increases competition.

Raw Materials

The Company uses many types of fiber, both natural (principally cotton and wool) as well as synthetic (polyester, nylon, polypropylene, acrylic, rayon, Tencel®, Nomex, and acetate), in the manufacture of its textile products. The Company sources raw materials from a range of suppliers and strives to maintain at least two relationships for all key materials to limit exposure to any one supplier. Other materials, such as dyes and chemicals, are generally available, but, as in the case of the Company’s primary raw materials, continued availability is dependent to varying degrees upon the adequacy and cost of the polymers used in production as well as petroleum prices.

Cotton and wool are available from a wide variety of domestic and foreign sources. During the latter part of 2010, cotton prices began increasing dramatically and recently reached historical highs due to weather-related and other supply disruptions which, when combined with robust global demand, particularly in Asia, has created concerns about sufficient availability in the near term. While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2010 by higher cotton and other raw material prices. In response to the cost increases in cotton as well as other raw materials, we expect to attempt to increase selling prices in 2011. If, however, the Company is unable to sustain sales at these higher price levels, or incurs further increased costs for raw materials that the Company is unable to recoup through price increases, or if cotton becomes unavailable, our business, results of operations, financial condition and cash flows may be adversely affected.

While wool prices have shown some recent declines from their 2010 highs, wool prices continue to fluctuate and are expected to remain high into 2011 as compared to historical levels.  Synthetic fibers, principally polyester, are generally available from a wide variety of sources both domestically and abroad. However, the prices of those fibers are influenced heavily by demand, manufacturing capacity, petroleum prices and the cost of the underlying polymers. While petroleum prices were relatively stable in 2009 and 2010, any future price pressures, which the Company cannot predict, would negatively impact the Company’s raw material costs in the future.

The Company’s margins were negatively impacted in 2010 by these and other higher raw material prices and are expected to continue to be negatively impacted in the near future, if not sufficiently offset with pricing increases to customers in 2011. Any dramatic or unexpected additional increases in raw material prices could have a material adverse effect on the Company’s results of operations and cash flows. In addition, any decrease in the availability of cotton could impair the Company’s ability to meet production requirements in a timely manner, which could also have a material adverse effect on the Company’s results of operations and cash flows.

Employees

As of December 31, 2010, the Company employed approximately 8,700 full time individuals worldwide. The Company is in full compliance with federally regulated minimum wage requirements in all of its locations. Employees at the Company’s White Oak and Boykins plants in the United States and at its facilities in Mexico are unionized. The Company has not experienced any work stoppages related to its work force and considers its relations with its employees and all unions currently representing its employees to be good.

Regulatory

The Company’s operations are subject to various product safety, environmental, employee safety, wage, and transportation-related statutes and other U.S. and foreign governmental regulations. The Company believes that it is in substantial compliance with existing laws and regulations and has obtained or applied for the necessary permits to conduct its business operations.

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

The Berry Amendment, which was enacted in 1941, is one of multiple statutes that impose “domestic source” requirements on products used in government procurement contracts. The Berry Amendment, in pertinent part, requires the Department of Defense, or DOD, to purchase only domestically produced apparel and fabrics. Under the requirement, these items must be made with 100% U.S. content and labor. The DOD may waive the Berry Amendment requirement and purchase foreign made goods under certain circumstances, such as “emergency” acquisitions or when U.S.-origin products are unavailable. The Kissell Amendment of the American Recovery and Reinvestment Act, passed in February 2009 and modeled after the Berry Amendment, has expanded the U.S.-origin requirements to certain products purchased by the U.S. Department of Homeland Security. The Kissell Amendment applies to government procurement of uniforms and other textiles for the Transportation Security Administration, the U.S. Coast Guard, the U.S. Customs and Border Patrol, Immigration and Customs Enforcement, and the Secret Service. In addition to the Berry and Kissell amendments, the U.S. military fabric market is supported by the Buy American Act which was passed in 1933 and requires the U.S. government to prefer U.S-made products in its purchases.

The United States and other countries in which the Company’s products are manufactured and sold may impose new duties or tariffs, change standards for the classification of products or implement other restrictions. Management monitors new developments and risks related to duties, tariffs, quantitative limits and other trade-related matters pending with the U.S. and foreign governments. Customers of the automotive safety business require the Company to meet specific requirements for design validation. The Company and its customers jointly participate in design and process validations and customers must be satisfied with reliability and performance prior to awarding a purchase order. All standards and requirements relating to product performance are required to be satisfied before the Company is qualified as a supplier by its customers. The Company also performs process capability studies and designs experiments to determine whether the manufacturing processes meet or exceed the quality levels required by each customer.

Environmental

The Company’s operations and properties are subject to a wide variety of environmental laws. Such laws may impose joint and several liability for violations or environmental clean up responsibilities, and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessor as well as to conditions of properties at which wastes or other contamination attributable to an entity or its predecessor have been sent or otherwise come to be located. The nature of the Company’s operations expose it to the risk of claims with respect to such matters and there can be no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and liability for known environmental claims pursuant to such environmental laws will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, future events, such as new information, changes in existing environmental laws or their interpretation, or more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material. Although no assurances can be given in this regard, in the opinion of management, no material expenditures beyond those accrued are expected to be required for the Company’s environmental control efforts and the final outcomes of these matters are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company believes that it currently is in compliance with applicable environmental regulations in all material respects.

Research and Development

The Company is committed to research and development of new products, product and process improvements, and improving the quality of its existing products. These efforts are primarily channeled toward improving the quality, styling and performance of its fabrics and related products.

The Company’s Burlington Labs division, which is a part of the bottom-weight woven fabrics segment, works with technology vendors to develop new fabric innovations in exchange for exclusivity commitments from these vendors on new products and to explore and develop proprietary technologies exclusive to Burlington WorldWide, including chemical formulations, fiber enhancements and fabric processing applications designed to lead to new fabric innovations. These innovations include odor adsorption, insect repellency, flame retardancy and sun protection properties woven into fabrics without compromising hand aesthetics and appearance. These products are generally used in activewear and military apparel as well as in hospitals and home fashions. Both Burlington WorldWide and Cone Denim have a history of research and development projects, which have resulted in new products such as denim fabrics with unique appearances, specialty fabrics with performance characteristics such as moisture wicking and stain repellency, and fabric with fire retardant properties.

The Company has substantially completed the development of certain proprietary computer aided design and manufacturing systems and other methods to facilitate and streamline interaction between employees and the Company’s customers, primarily in the bottom-weight woven fabrics segment.

The Company’s research and development costs were approximately $7.4 million in 2010 and $8.8 million in 2009.

Intellectual Property

The Company maintains a portfolio of patents, trade secrets, trademarks and copyrights. The Company holds a number of patents that relate to technical improvements, and the enhancement of product performance, with respect to airbag fabric and technical related products. Provided that all requisite maintenance fees are paid, the patents held by the Company will expire at various times through 2022. The Company also has several registered trademarks for brand names for some of its technical fabrics, including WeatherMax and MCS, which are subject to renewal at various times through 2015.  While the Company’s intellectual property portfolio is an important Company asset, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret.  As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, the Company cannot ensure that it will be able to adequately protect its intellectual property assets outside of the United States.  The failure to protect our intellectual property assets could have a material adverse affect on our business.

The Company engages in both active and passive branding in its various business segments, and seeks to leverage the heritage and authenticity of its established, widely-recognized brands and brand names, including Cone Denim ®, Burlington House® and Burlington® in its bottom-weight woven fabrics segment, as well as its Raeford® Uniform brand name in its bottom-weight woven fabrics and government uniform fabrics.

Restructuring Activities

The Company continues to examine its manufacturing operations and evaluate opportunities to reconfigure manufacturing and supply chain operations focusing on operational improvements and cost reductions, as well as reduce the Company’s general and administrative expenses. The Company also continuously evaluates opportunities to restructure operations in an effort to better align its manufacturing base with long-term opportunities and increase return on investment. Management continuously evaluates the financial and operating results of our various businesses, and may seek to take various actions, including transferring operations, closing plants, idling operations or disposing of assets from time to time in order to respond to changing economic circumstances and to better execute on the Company’s long-term strategy.

Restructuring Activities in the Bottom-weight woven fabrics Segment

During 2009, the Company engaged in manufacturing workforce reductions at two of its apparel plants in Mexico to adjust to then-current demand due to the economic downturn. In 2009, the Company recognized pre-tax charges for restructuring of $0.8 million for severance and benefits related to approximately 110 affected employees at these facilities.

The Company recorded a charge of $0.3 million in 2009 for severance and benefits related to approximately 500 affected employees at the idled CDN facility.

In December of 2008, the Company announced that it would eliminate all ring-spinning operations and reduce its weaving capacity at the White Oak plant to adjust to current demand. In 2009, the Company recognized pre-tax charges for restructuring of $0.5 million for severance and COBRA benefits related to approximately 90 employees at this facility.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions, have resulted in, or will result in, the termination of approximately 360 employees since they were initiated in the fourth quarter of 2008. As economic conditions continued to deteriorate in 2009 and the Company’s financial position remained under stress, the Company implemented additional staff reductions associated with these programs, and recorded severance and benefit restructuring charges in the amount of $0.8 million in 2009. Evaluation of the Company’s businesses and operations has continued, and the Company has recorded additional charges related to these programs in the amount of $0.1 million in 2010.

In 2008 the Company committed to a plan to transfer the operations of its automotive safety segment’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In connection with this plan, the Company reached termination agreements with approximately 30 employees. Additional costs of $0.3 million related to this transition plan were incurred during 2009.

During 2009, the Company engaged in manufacturing workforce reductions at its automotive safety plant in Mexico to adjust to then-current demand due to the economic downturn; the Company recognized a related pre-tax charge for restructuring of $0.1 million for severance and benefits related to approximately 135 affected employees at this facility.

Also during 2009, the Company recorded pension settlement charges of $0.2 million related to certain of the restructuring plans described above.

The Company estimates that the above restructuring initiatives resulted in cost savings of approximately $8.9 million in 2010 and $19.7 million in 2009.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters are located in Greensboro, North Carolina, in a facility that is leased by the Company. As indicated below, the Company owns most of its manufacturing facilities. The Company believes all facilities and machinery and equipment are in good condition and are suitable for the Company’s needs. The Company’s principal manufacturing, distribution and administrative facilities at December 31, 2010 are listed below:

PRINCIPAL PROPERTIES

Facility Name	Products and Segment	Location	Owned/ Leased	Approximate Floor Area (Sq. Ft.)
Burlington Finishing	Synthetic apparel and interior furnishings fabrics finishing (1)	U.S.	Owned	426,000
Boykins	Narrow webbing (3)	U.S.	Owned	213,000
Carlisle Finishing	Commission finishing and government (2)	U.S.	Owned	665,000

Cone Jacquards	Interior furnishings fabrics , (5)	U.S.	Owned	138,000

Greenville	Automotive safety (1)	U.S.	Owned	826,000

Raeford	Apparel and government (worsted) (1)	U.S.	Owned	647,000

Richmond	Apparel, government and automotive safety (synthetic, worsted) (1)	U.S.	Owned	556,000

White Oak	Apparel (denim) (1)	U.S.	Owned	1,567,000

Casimires	Apparel (worsted) (1)	Mexico	Owned	699,000

Cone Denim Jiaxing	Apparel (denim) (1)	China	Owned(4)	630,000

Cone Denim Nicaragua (idled facility)	Apparel (denim) (1)	Nicaragua	Owned	620,000

ITG Phong Phu	Apparel (cotton) (1)	Vietnam	Owned(4)	513,000

Jiaxing Burlington Textile Company	Apparel (synthetic) and interior furnishings fabrics finishing (1)	China	Owned	187,000

Parras Cone	Apparel (denim) (1)	Mexico	Owned	652,000

Summit Yarn	Apparel (denim) (1)	Mexico	Owned(4)	280,000

Yecapixtla	Apparel (denim) (1)	Mexico	Owned	493,000
_____________
(1)	Bottom-weight woven fabrics segment
(2)	Commission finishing segment
(3)	All other segment
(4)	Joint venture
(5)	Discontinued operation. All of Cone Jacquards properties are held for sale at December 31, 2010

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business and from time to time, we are involved in various pending or threatened legal proceedings. We cannot predict with certainty the outcome of any legal or environmental proceedings to which we are, or are threatened to become, a party. In our opinion, however, adequate liabilities have been recorded for losses that are probable to result from presently known and expected legal proceedings and environmental remediation requirements and are reasonably estimable. If such liabilities prove to be inadequate, however, it is reasonably possible that we could be required to record a charge to our earnings that could be material to our results of operations and cash flows in a particular future period.

As previously disclosed, three substantially identical lawsuits have been filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in late 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs raise derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs also make certain related claims against certain of the defendants’ former advisors. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed under the Company’s insurance programs. Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

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

The Company’s common stock is quoted under the symbol ITXN.PK on the Pink OTC Markets Inc. or “Pink Sheets” electronic quotation system. As a result of the significant concentration of stock ownership by affiliates of WLR, as described elsewhere herein, the level of public float of the Company’s common stock is extremely limited. There can be no assurances that an active trading market in the Company’s common stock will develop and, if it does develop, will be sustained. The following table sets forth the range of high and low bids on the common stock during each quarter within the twelve month periods ended December 31, 2010 and 2009, respectively, as reported by the Pink Sheets. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2010
First Quarter	$0.06	$0.03
Second Quarter	0.06	0.04
Third Quarter	0.05	0.04
Fourth Quarter	0.06	0.04

Year Ended December 31, 2009
First Quarter	$0.14	$0.02
Second Quarter	0.09	0.04
Third Quarter	0.07	0.04
Fourth Quarter	0.05	0.03

As of February 28, 2011, there were approximately 375 holders of record of the Company’s common stock.

To date, the Company has not paid any cash dividends to its stockholders and does not currently have plans to do so in the foreseeable future. The Company intends to use earnings to fund its significant debt repayment obligations and its strategic plans. Further, the Company’s bank credit agreements (as described below) and certain other agreements by which the Company is bound may, from time to time, restrict the Company’s ability to pay dividends.

During the three months ended December 31, 2010, the Company did not repurchase any equity securities that were registered by the Company pursuant to Section 12 of the Exchange Act.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and	Weighted Average Exercise Price of Outstanding Options,	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities
	Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	376,423	$ 10.10	4,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	376,423	$ 10.10	4,000,000

In connection with the Merger, the Company assumed the Equity Incentive Plan (the “Equity Incentive Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) of Former ITG. No further grants of equity awards are authorized to be made under either of these plans. As of December 31, 2010, a total of 342,836 and 33,587 shares may be issued under outstanding awards at a weighted average exercise price of $10.10 and $10.10 under the Equity Incentive Plan and the Directors’ Plan, respectively.

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

Effective as of June 9, 2008, the stockholders of the Company approved and ratified the adoption of the 2008 Equity Plan. As of December 31, 2010, no shares of Series B Preferred Stock had been issued.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with current operations principally in the United States, China, Mexico, and Vietnam. ITG’s long-term focus includes realizing the benefits of its global expansion, including reaching full production at ITG facilities in China and Vietnam, as described below, and continuing to seek other strategic growth opportunities.

The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products. As described in more detail in Note 2 to the accompanying consolidated financial statements, certain of the Company’s former subsidiaries (referred to collectively as “GST”) engaged in the automotive safety business were deconsolidated from the Company on June 30, 2009. GST operated principally in Germany, the United States, Mexico, Poland, Romania, the Czech Republic, China and South Africa..

As a result of the deconsolidation, the results of operations and cash flows included in this Form 10-K for the year ended December 31, 2009 include GST’s results and cash flows through June 30, 2009 and, as a result, comparability to the Company’s results of operations and cash flows for the year ended December 31, 2010 may be limited.

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: the narrow fabrics segment, consisting of narrow webbing products for safety restraint products such as seat belts and military and technical uses; airbag curtains and cushions fabrics produced by GST and used in the automotive industry through June 30, 2009; and transportation services and other miscellaneous items. The interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, is presented as discontinued operations in the Company’s consolidated statements of operations for 2010 and 2009.

In 2010, operations related to the automotive safety segment began to be reported to the CODM in the bottom-weight woven fabrics segment rather than the all other segment due to similarities in fabric weight, production processes, growth opportunities and the type and class of intermediate and end-use customers. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. Currently, the Company’s manufacturing footprint includes 16 production facilities in 5 countries. However, the Company’s Nicaraguan denim facility has been idled since April 2009. The international greenfield initiatives and the reconfiguration of the Company’s operations are substantially complete, and the Company believes it is positioned to begin realizing certain of the benefits of its investments as the global economic environment improves.  Combined with capabilities in the U.S. and Mexico, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the recent global economic downturn in economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

International Greenfield Initiatives

The Company’s facilities in China and Vietnam experienced increasing capacity utilization during 2010 as the economy improved from the significant downturn in 2008 and 2009. A second shift of garment processing operators was added in 2010 at the Company’s Vietnam facility. The textile facility in Vietnam is supporting the fabric needs of this garment operation as it continues to build confidence levels with targeted fabric customers for near and long-term sales. The Company’s vertical denim plant in Nicaragua remains idled, and the Company continues to monitor its strategic alternatives in the region. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets; such reviews and tests did not result in any impairment charges in the years ended December 31, 2009 or 2010.

Business and Industry Trends

The global economy continues to exhibit uncertainties after undergoing significant disruptions and generally unfavorable developments in 2008 and 2009. Concerns related to high unemployment and the prospects for sustained economic recovery continue to impact consumer spending, which continues to be weak in many markets, specifically in the Company’s significant markets, including apparel. The Company has taken significant steps since 2008 to counter this continued economic uncertainty. These actions include negotiating higher sales prices for certain products, implementing cost saving initiatives and substantially reducing inventory. Consequently, the Company experienced some improvements in 2009 and 2010 in terms of operational performance in the Company’s existing businesses. Although restrictions on liquidity and uncertainties in the global financial markets continue to adversely impact the availability and cost of incremental credit for many companies and negatively affect consumer confidence and spending, the Company believes that overall economic conditions appear to have begun to stabilize.

The Company’s apparel business is affected by changes in retail sales, imports, and inventory levels held by retailers and manufacturing customers. The Company began to experience modest sales volume improvements in certain segments in late 2009 due to stabilizing retail sales and the rebuilding of inventory levels by customers, and more significant volume increases were achieved in 2010 in certain segments, primarily in the bottom-weight woven fabrics segment. These volume improvements, along with improvements in certain average selling prices based on product mix and cost reductions, furthered in improved margins and operating results throughout 2009 and 2010. The Company cannot provide any assurances that it will be able to sustain any recent improvements in sales and margins since such improvements depend, in significant part, upon consumer spending at retail, re-stocking of customer inventory, and the level of competition within the textile industry, which are primarily outside of the Company’s control.

During the latter part of 2010, cotton prices began increasing dramatically and recently reached historical highs due to weather-related and other supply disruptions which, when combined with robust global demand, particularly in Asia, has created concerns about availability in addition to increased costs for the Company’s products. While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2010 by higher cotton and other raw material prices. In response to the cost increases in cotton as well as other raw materials, we expect to attempt to increase product costs in 2011. If, however, the Company is unable to sustain sales at these higher price levels, or incurs increased costs for raw materials that the Company is unable to recoup through price increases, or if cotton becomes unavailable, our business, results of operations, financial condition and cash flows may be adversely affected.

Pressures by the U.S. and other governments to require the Chinese renminbi to fluctuate against other currencies have resulted in a recent strengthening of the Chinese renminbi against the U.S. dollar. Such currency reform is generally supported by U.S. companies seeking to reduce imports from China. The Company has two production plants in China. Certain of the Company’s North American businesses that compete with Chinese imports could see a future benefit from a sustained trend of more expensive imports from China; however, the impact of any general price increases of imported goods on the overall economy and any related effects on the Company’s businesses is uncertain. Because the Company’s Chinese plants generally are in a Chinese renminbi net liability position, the Company’s results of operations in 2010 have been negatively affected by the recent strengthening of the Chinese renminbi against the U.S. dollar, and results are expected to continue to be negatively affected if the Chinese renminbi continues to further strengthen against the U.S. dollar. Also, the recent strengthening of the Mexican peso against the U.S. dollar has had a negative impact on the Company’s results of operations and cash flows because the Company’s operations in Mexico are currently in a peso net liability position and the Company is required to buy pesos to fund such operations. Because of the potential impacts on the Company’s businesses and operations from changes in the Company’s foreign operations and/or movements in foreign currency exchange rates that are uncertain, the Company cannot predict the short-term or long-term impact from changes in foreign currency exchange rates on its consolidated financial position, results of operations or cash flows.

2009 Bankruptcy of Certain Subsidiaries

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

On June 30, 2009 (the “Petition Date”), GST Holdings and all of its direct and indirect U.S. subsidiaries, including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., and Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors”) filed voluntary petitions for relief under Bankruptcy Code in the Bankruptcy Court (the “GST Bankruptcy Filing”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not included in the GST Bankruptcy Filing. After consideration of the guidance available in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” FASB ASC 323, “Investments—Equity Method and Joint Ventures,” FASB ASC 325, “Investments—Other,” and FASB ASC 852, “Reorganizations,” and because the Company did not expect that it would regain control of the Debtors following the reorganization and that, as a result, the loss of such control was not temporary, ITG deconsolidated GST as of June 30, 2009. Accordingly, the financial position, results of operations and cash flows of GST as of and subsequent to June 30, 2009 have not been included in the Company’s consolidated financial statements. The Debtors managed their properties and operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court from June 30, 2009 until January 8, 2010. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and, as of January 8, 2010, no longer had an ownership interest in GST. This reorganization transaction was not consummated with a related party of the Company. As previously disclosed, the Company was not a debtor in the GST Bankruptcy Filing.

 Restructuring Charges and Asset Impairments

As a result of the macro-economic conditions discussed above and the continued financial challenges facing the Company, the Company continues to evaluate all aspects of its businesses and operations to determine the best approach to mitigate the impact on the Company. In response to the significant economic uncertainties and associated business downturn, the Company took certain significant actions beginning in the fourth quarter of 2008 designed to reduce operating costs. Further evaluation has resulted in, and may continue to result in, additional plant rationalization, global capacity optimization across businesses, restructuring initiatives, asset dispositions or other actions, to improve the Company’s cost structure and competitive position. During 2009, the Company recognized impairment charges for goodwill and other intangible assets in the amount of $16.1 million, which consisted of impairment of goodwill of $15.1 million and $1.0 million related to other intangible assets related to customer contracts recorded in the automotive safety business. In 2009, the Company recognized $3.1 million of restructuring charges consisting primarily of: $0.9 million related to manufacturing workforce reductions at two of its apparel plants and one automotive safety plant in Mexico, $0.5 million for severance and COBRA benefits related to additional capacity reductions at the Company’s White Oak plant, $0.3 million for severance and other associated costs to close and consolidate certain automotive safety facilities, $0.8 million for severance related to the Company’s multi-segment selling and administrative and other cost reduction plans, $0.3 million related to severance benefits associated with the decision to idle the Cone Denim de Nicaragua facility as discussed in Note 5 to the accompanying consolidated financial statements, $0.1 million of relocation costs related to the completion of the previously announced transition of production from the Hurt Finishing plant to other domestic facilities, and pension settlement charges of $0.2 million related to certain restructuring plans described above. Evaluation of the Company’s businesses and operations has continued, and the Company recorded additional severance charges related to the Company’s multi-segment selling and administrative and other cost reduction plans in the amount of less than $0.1 million in 2010. To the extent there is continued decline in general economic or business conditions, and/or further plant consolidation or restructuring initiatives are undertaken, such actions could result in the occurrence of additional cash restructuring charges and/or asset impairment charges, and such charges could be material. No assurances can be provided as to the timing or amounts of any such charges.

Results of Operations

Net sales in 2010 and 2009 were $616.1 million and $659.3 million, respectively, of which $123.5 million in 2009 were related to GST that was deconsolidated on June 30, 2009 and $9.4 million related to the Cone Denim de Nicaragua plant that was idled in April 2009. Net sales for all other businesses of the Company were $526.4 million in 2009, reflecting an increase of 17.0% from 2009 to 2010. Improved economic conditions affecting the bottom-weight woven fabrics segment resulted in increased sales volumes in that segment in 2010, while the effects of the economic downturn continued to negatively impact sales volumes in certain of the Company’s other businesses.  Results for 2009 were largely reflective of the effects of the worldwide economic downturn whereby the overall slowdown in business activity reduced demand for the Company’s products. Income from operations was $2.9 million in 2010 compared to a loss from operations of $53.2 million in 2009. Such loss in 2009 included $29.3 million of charges related to refinancing activities, restructuring, and goodwill and other impairment charges (described below) related to GST.

Sales and income (loss) from continuing operations before income taxes for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment sales and transfers are recorded at cost or at arms’ length when required by certain transfer pricing rules. Intersegment net sales for 2010 were primarily attributable to commission finishing sales of $19.4 million and bottom-weight woven fabrics segment sales of $0.5 million. Intersegment net sales for 2009 were primarily attributable to commission finishing sales of $7.0 million. In the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The Company applied this change in method of inventory costing by retrospective application to the Company’s prior year financial statements.

	Year Ended
	December 31,	December 31,
	2010	2009
		(As recast)
Net Sales:
Bottom-weight Woven Fabrics	$552,244	$453,192
Commission Finishing	51,040	45,116
All Other	32,750	167,996
	636,034	666,304
Intersegment sales	(19,904)	(7,040)
	$616,130	$659,264

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$12,245	$(9,569)
Commission Finishing	1,393	(1,629)
All Other	(275)	814
Total reportable segments	13,363	(10,384)
Corporate expenses	(16,200)	(20,959)
Expenses associated with refinancing activities	—	(12,781)
Other operating income - net	5,805	11,429
Restructuring and impairment charges	(47)	(19,597)
Interest expense	(43,173)	(60,751)
Loss on deconsolidation of subsidiaries	—	(103,724)
Other income (expense)	(2,929)	6,333
	(43,181)	(210,434)
Income tax expense	(3,025)	(6,144)
Equity in income (loss) of unconsolidated affiliates	(92)	546
Loss from continuing operations	(46,298)	(216,032)
Loss from discontinued operations, net of tax	(6)	(936)
Net loss	(46,304)	(216,968)
Less: net loss attributable to noncontrolling interests	(8,722)	(8,654)
Net loss attributable to International Textile Group, Inc.	$(37,582)	$(208,314)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated: Consolidated net sales in 2009 included $123.5 million (net of intercompany eliminations) related to GST, which was deconsolidated as of June 30, 2009, and $9.4 million related to the Cone Denim de Nicaragua plant that was idled in April 2009. Net sales for all other businesses of the Company for 2010 and 2009 were $616.1 million and $526.4 million, respectively, an increase of $89.7 million, or 17.0%, in 2010 compared to 2009. This increase was due to improved economic conditions, which resulted in increased volume primarily in the bottom-weight woven fabrics segment. In addition, sales prices increased due to an improved product mix in most of the bottom-weight woven fabrics segment’s businesses and as offsets to dramatically increased cotton costs. The Company continued to experience volume declines in most of the Company’s other operating segments primarily due to continued unfavorable economic conditions affecting those segments.

Gross profit in 2010 was $48.0 million, or 7.8% of net sales, compared to $25.4 million in 2009, or 3.9% of net sales. The improvement in gross profit margins was primarily due to significant increases in sales volume and the benefits of higher capacity utilization and improved product mix, partially offset by higher raw material and energy costs.

Operating income (loss) for 2010 was $2.9 million compared to $(53.2) million in 2009. In addition to higher gross profit margins described above, the $56.1 million improvement in operating results for 2010 compared to the prior year also included $31.8 million of lower losses due to the deconsolidation of GST on June 30, 2009 (including goodwill and other impairment charges of $16.1 million and $12.8 million of expenses associated with corporate refinancing activities), partially offset by lower recoveries of bad debts and a lower reduction of the Company’s reserve for losses on firm purchase commitments. Operating results also included restructuring and impairment charges of $0.0 million for 2010 and $2.6 million for 2009 (excluding GST).

Bottom-weight Woven Fabrics: Sales in the bottom-weight woven fabrics segment for 2010 increased $99.0 million to $552.2 million as compared to the $453.2 million recorded in 2009. The increase in sales primarily resulted from higher sales volumes and an improved product mix of $47.2 million in the denim business due to higher demand for cotton products, $15.6 million of higher synthetic sales volume due to increased activity at the Company’s dyeing and finishing plant in China, a new domestic synthetic military program and the replenishment of inventories in the women’s synthetic business as the economy showed improvements in certain sectors, higher sales volume of $12.8 million resulting from an increase in foreign government contracts and $3.8 million of higher worsted wool volume due to higher demand at retail. Also contributing to the sales increase were an improved product mix of $4.5 million in the government dress uniform business, $17.6 million of additional sales at the cotton fabric and garment manufacturing complex in Vietnam, and $9.9 million in technical fabrics which resulted from product need and volume increases in the automotive airbag business. Improvements in this segment were partially offset by reduced sales volumes of $9.4 million related to the idling of the Cone Denim de Nicaragua facility, $2.7 million due to lower selling prices in the synthetics business, and $0.7 million of lower revenues due to the expiration of certain minimum royalties under a trademark licensing agreement.

Income (loss) in the bottom-weight woven fabrics segment was $12.2 million in 2010 compared to a ($9.6) million in 2009, an improvement of $21.8 million. Improvements in operating results included $40.8 million due to increased volume, capacity and improved product mix primarily in the denim, government dress uniform, technical fabrics and synthetics businesses, $2.6 million due to reduced losses resulting from the idling of the Cone Denim de Nicaragua facility and $0.6 million due to lower labor costs. These improvements were offset by $19.1 million related to higher raw material costs, higher energy costs of $1.7 million and less favorable effects from foreign currency exchange rates of $2.3 million.

Commission Finishing: Sales in the commission finishing segment were $51.0 million in 2010 compared to $45.1 million in 2009. The increase from the prior year was primarily due to higher intersegment sales volumes in the battle fatigue government uniform fabrics business due to higher sales of camouflage fabric to the bottom-weight woven fabrics segment as a result of new military contracts, partially offset by third party sales volume decreases in that business due to a loss of certain customer contracts. Commission finishing markets in both periods have also been negatively affected by diminished discretionary income and consumer spending in the U.S.

Income (loss) in the commission finishing segment was $1.4 million in 2010 compared to $(1.6) million in 2009. The increase in operating results was primarily due to higher sales volumes of $0.4 million, lower labor costs of $0.5 million, lower energy costs of $0.9 million, improved manufacturing performance of $0.5 million and lower selling and administrative costs of $0.7 million.

All Other: Net sales in 2009 in the all other segment included $123.5 million (net of intercompany eliminations) related to GST, which was deconsolidated as of June 30, 2009. Net sales for all other businesses in the all other segment for 2010 and 2009 were $32.8 million and $44.5 million, respectively, a decrease of $11.7 million in 2010 compared to 2009. The decrease from the prior year was primarily due to lower sales volumes of $9.7 million related to the exit by the Company from a low margin seat belt fabric business related to a single customer as well as the delay in sales from certain government contracts, lower selling prices of $0.8 million and a less favorable product mix of $1.3 million. Income (loss) in the all other segment was $(0.3) million in 2010 as compared to $0.8 million in 2009, including $2.1 million of losses due to the deconsolidation of GST on June 30, 2009. The decrease in operating results in the non-GST businesses was primarily due to lower sales volume of $2.4 million, lower selling prices and a less favorable product mix of $1.1 million and decreased manufacturing performance of $1.2 million, partially offset by reduced labor costs of $0.9 million and cost reductions of $0.6 million primarily related to selling and administrative expenses.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense or recoveries) were $50.9 million for 2010 compared to $57.7 million for 2009. As a percentage of net sales, this expense was 8.3% for 2010 and 8.7% for 2009. The 2010 amounts decreased $11.3 million due to the deconsolidation of GST. The remaining $4.5 million increase in selling and administrative expenses is primarily the result of the recovery in 2009 of certain accounts previously written off as bad debt expense, with no such similar recoveries in 2010, and higher travel and product sample and testing costs in 2010.

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

OTHER OPERATING INCOME—NET:  Other operating income–net primarily includes income related to the decrease in the accrual for unrealized losses on cotton and wool firm purchase commitments of $0.2 million and $6.2 million in 2010 and 2009, respectively (see “Commitments” below); grant income from the U.S. Department of Commerce Wool Trust Fund of $3.1 million for each of 2010 and 2009 and net gains related to the disposal of miscellaneous property and equipment of $1.7 million in 2010 and $1.5 million in 2009.

RESTRUCTURING CHARGES: For 2010, the Company recognized $0.0 million for restructuring charges as compared to $3.1 million for 2009. The 2009 provisions for restructuring are primarily related to the Company’s multi-segment selling and administrative other cost reduction plans of $0.8 million, manufacturing workforce reductions in the bottom-weight woven fabrics segment resulting from the then-current economic environment in Mexico of $0.8 million and at the White Oak denim plant of $0.5 million, $0.3 million from the idling of the CDN facility (bottom-weight woven fabrics segment), $0.4 million related activities at the Company’s automotive safety facilities in Germany and Mexico, $0.1 million of relocation and conversion costs related to the transition of production from the Hurt Finishing plant to other domestic facilities, and $0.2 million of pension settlement charges related to certain of the restructuring plans described above.

GOODWILL AND OTHER IMPAIRMENT CHARGES: For 2009, non-cash impairment charges consisted of impairment charges of $16.1 million associated with goodwill ($15.1 million) and other intangible assets ($1.0 million) related to customer contracts recorded in the automotive safety business and $0.4 million related to a group of ring-spinning assets located at the Company’s White Oak plant held for disposition via sale to a third-party. There were no similar charges in 2010. Primarily due to the impact of the worse than expected global economic crisis and its forecasted effects on consumer spending, which led to production cuts and capacity reductions in the automotive industry, the Company’s automotive safety segment began experiencing decreased operating results and cash flows in 2008, greater than those previously anticipated in operating forecasts, and such decreases continued through fiscal 2009. Based on the results of the review performed in 2009, it was estimated that the fair value of the goodwill and other intangible assets assigned to the automotive safety business was zero and, accordingly, the Company recognized the pre-tax non-cash impairment charge of $16.1 million described above in 2009.

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

INTEREST EXPENSE: Interest expense of $43.2 million in 2010 was $17.6 million lower than interest expense of $60.8 million in 2009. Interest expense decreased $11.8 million for 2010 due to the deconsolidation of GST on June 30, 2009. In addition, interest expense for 2010 was lower compared to the prior year due to lower interest rates on certain outstanding debt, primarily related to the Company’s Senior Subordinated Notes, partially offset by higher outstanding balances on the Senior Subordinated Notes and the Company’s unsecured subordinated notes.  Non-cash interest expense on the Company’s unsecured subordinated notes and on the Senior Subordinated Notes was $30.3 million in 2010 and $34.4 million in 2009, including $24.5 million and $14.6 million, respectively, of non-cash related party interest expense (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE): In 2010 and 2009, the Company paid or accrued $7.2 million and $1.8 million, respectively, in legal fees not related to current operations. In 2010, the Company recorded $5.1 million in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company in 2010 and 2009.  Other expense in 2010 also includes foreign currency exchange losses of $1.3 million. Other income in 2009 included $3.2 million of gains on derivative instruments, partially offset by foreign currency losses of $0.3 million. Additionally, in 2009, the Company received a cash payment in the amount of $6.3 million from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a trademark infringement settlement agreement previously entered into; this receipt of cash was not related to the sale of an asset.

INCOME TAX EXPENSE: Income tax expense was $3.0 million in 2010 in comparison with $6.1 million in 2009. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. In addition, income tax expense for 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $9.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, an increase in the valuation allowance of $30.0 million which offset $30.0 million of deferred tax benefits related to retained GST net operating loss carryforwards, $6.8 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible, partially offset by $0.6 million of state income taxes. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

The income tax provision for 2009 was impacted by the GST Bankruptcy Filing. In anticipation of the GST Bankruptcy Filing, GST Acquisition GmbH moved its Center of Main Interest (“COMI”) to the U.S., causing the fiscal unity between this entity and its subsidiary, Global Safety Textiles GmbH, to terminate for German tax purposes. As a result, GST Acquisition GmbH recorded a net deferred tax asset on a separate entity basis, which is fully reserved by a valuation allowance, and Global Safety Textiles GmbH recorded a net deferred tax liability of $3.1 million, which generated a deferred tax expense in Germany 2009.  In addition, income tax expense for 2009 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to $35.3 million related to nontaxable losses related to the deconsolidation of GST, an increase of $23.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized, $14.8 million related to foreign income tax rate differentials and adjustments, $3.7 million related to tax law changes in Mexico, $1.7 million related to nondeductible goodwill impairment, $0.9 million for changes in uncertain tax positions, and certain foreign and domestic business expenses that are not deductible, all partially offset by $1.4 million of state income taxes.

DISCONTINUED OPERATIONS:  Operating losses, net of income taxes, related to the Company’s jacquard fabrics business were $0.0 million and $0.9 million in 2010 and 2009, respectively. Improved operating results in this business in 2010 as compared to 2009 were primarily due to improvements in the overall economy.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $8.7 million in 2010 and 2009. Net losses attributable to noncontrolling interests in 2010, as compared to 2009, were impacted by improved operating results at the Company’s joint venture in China offset by higher operating losses at the Company’s joint venture in Vietnam.

Liquidity and Capital Resources

In March 2011, the Company refinanced its outstanding amounts under, and replaced, its then-existing Bank Credit Agreement and Term Loan Agreement (described below). On March 30, 2011, the Company entered into a $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”) and on March 23, 2011, a wholly owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”) entered into a $20.0 million term loan facility (the “Mexican Term Loan”). The 2011 Credit Agreement matures in 2015 and provides for financing consisting of an $85.0 million revolving credit facility and a $20.5 million term loan facility. The Mexican Term Loan has a final maturity date of March 2016. In connection with the Mexican Term Loan, a wholly owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a receivables factoring agreement as described below. Proceeds from borrowings under each of the 2011 Credit Agreement and the Mexican Term Loan, and proceeds under the related factoring facility, were used to repay in full all outstanding obligations under the Company’s previously existing Bank Credit and Term Loan Agreements and to repay a portion of the Notes (defined below). See “Revolving and Term Loans and Factoring Agreements” below for a further discussion of the 2011 Credit Agreement and the Mexican Term Loan and related factoring facility.

In response to the unfavorable global economic environment starting in 2008 and continuing through 2009, the global credit crisis and reduction of global demand for apparel and automotive products that significantly impacted our operating results in 2009, we took actions starting in 2008 and continuing through 2009 to restructure our global operations and to aggressively reduce our costs. These actions were designed to lower our operating costs, streamline our organizational structure and better align our manufacturing capacity to our customers’ requirements. In evaluating our financial condition and operating performance, we focus primarily on revenue growth and operating cash flows. In addition to maintaining and expanding our business with our existing customers in our more established markets, our improved earnings are also focused on emerging markets. We believe China and Vietnam, in particular, continue to present significant growth opportunities for the Company by meeting supply-chain needs of apparel customers across the globe.

During the latter part of 2010, cotton prices began increasing dramatically and recently reached historical highs due to weather-related and other supply disruptions, which, when combined with robust global demand, particularly in Asia, has created concerns about availability in addition to increased costs for the Company’s products. While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2010 by these higher cotton and other raw material prices. In response to the cost increases in cotton as well as other raw materials, we expect to attempt to increase product costs in 2011. If, however, the Company is unable to sustain sales at these higher price levels, or  incurs increased costs for raw materials that the Company is unable to recoup through price increases, or if cotton becomes unavailable, our business, results of operations, financial condition and cash flows may be adversely affected.

Our success in generating cash flows depends, in part, on our ability to manage working capital efficiently, reduce operating costs at our plants to be more closely aligned with capacity utilization, increase selling prices to offset higher raw material costs and increase volumes and revenue in all segments of our business, with particular emphasis on our international operations. During  2010, the Company’s principal uses of funds consisted of funding operations, including for its international greenfield initiatives where expenditures have been in excess of revenues; capital expenditures; and payment of principal and interest on various indebtedness.

Although the Company believes it is positioned to manage its liquidity requirements in the future through funds generated from operations, available borrowing capacity, and proceeds from its current financing arrangements (as described below) there can be no assurances that the Company will not be negatively affected by changes in general economic, industry specific, financial market, legislative, competitive or regulatory factors. However, these cash flows are subject to a number of factors, including but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, currency transactions and currency translation. Because raw material costs generally represent greater than 50% of our cost of goods sold, in periods of rising commodity costs (e.g., cotton and wool), the Company consumes cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of December 31, 2010 related to expected yield, the Company estimates that the fair values of its Senior Subordinated Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at December 31, 2010.

Cash Flows

The Company’s principal sources of funds have generally been borrowings under bank credit facilities, issuances of its senior subordinated notes, project financing arrangements, issuances of shares of preferred stock, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to various unsecured subordinated notes. During 2010, the Company’s principal source of funds consisted of borrowings under the revolving credit portion of the Company’s Credit Agreement, borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to senior subordinated notes – related party, and capital contributions from the minority shareholder of the Company’s joint venture in Vietnam. The primary cash requirements of our business are payments to vendors in the normal course of business, payments of principal and interest on bank debt and other debt obligations and for capital expenditures.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

OPERATING ACTIVITIES: Net cash used in operating activities was $14.8 million in 2010 compared to net cash provided by operating activities of $14.1 million in 2009, or a decrease of $28.9 million. Net cash used in operating activities increased $20.9 million in 2010 compared to the prior year in the Company’s non-GST businesses. The higher cash outflows were primarily related to the impact of changes in working capital for 2010 versus 2009 in the Company’s non-GST businesses as sales volumes and related production activity increased.  Also, 2009 included a non-recurring receipt of $6.3 million for the settlement of a trademark infringement agreement. Increases in working capital included the impact of higher accounts receivable as sales volumes increased, higher days sales outstanding, and higher raw material costs, partially offset by an increase in accounts payable and accrued expenses relative to the comparable prior year. Despite the increase in inventory for 2010, we improved our inventory turnover ratio slightly from the prior period due to improved inventory planning.

INVESTING ACTIVITIES: Net cash used in investing activities was $0.9 million in 2010 compared to $31.1 million in 2009, which included $30.0 million due to the deconsolidation of GST. Capital expenditures were $3.8 million in the 2010 period and $5.6 million in the 2009 period, and capital expenditures are projected to be approximately $5.0 million to $6.0 million in 2011. Investing activities for the 2010 and 2009 periods included $0.8 million and $1.8 million, respectively, of distributions from the Company’s unconsolidated affiliates and $2.1 million and $2.7 million, respectively, of proceeds from the sale of other assets.

FINANCING ACTIVITIES: Net cash provided by financing activities of $14.0 million in 2010 was primarily attributable to net borrowings of $8.9 million under the Bank Credit Agreement, proceeds from the issuance of Notes of $12.0 million, short-term bank borrowings of $0.5 million and capital contributions from minority shareholders of $1.2 million, partially offset by the repayment of obligations of $8.4 million under certain term loans and capital lease obligations. Net cash used by financing activities of $2.8 million in 2009 was primarily attributable to repayments of $8.0 million under the Bank Credit Agreement, $4.5 million under certain term loans and capital lease obligations and payment of financing fees of $1.5 million, partially offset by borrowings of $4.1 million under GST’s revolving loan facility, capital contributions from minority shareholders of $3.0 million, and proceeds from short-term bank borrowings of $3.2 million.

Bank Credit Agreements

Revolving and Term Loans and Factoring Agreements

On December 29, 2006, the Company and certain of its subsidiaries entered into each of the Bank Credit Agreement and the Term Loan Agreement. The Term Loan Agreement provided for a term loan in the original amount of $15.0 million. The Term Loan required the repayment of $0.3 million in principal per quarter, which commenced in March 2007, with a final payment of the then outstanding principal balance due at maturity. The Bank Credit Agreement provided for, among other things: (i) a maturity date for all outstanding borrowings under the Bank Credit Agreement of March 31, 2011; (ii) a limit on borrowings under the revolving credit facility, including the letter of credit sub-facility, thereunder, of an aggregate principal amount of $75.0 million; (iii) a London Interbank Offered Rate (“LIBOR”) floor on borrowings outstanding; and (iv) a requirement to repay certain borrowings outstanding with the proceeds from any sale of certain assets. The Term Loan Agreement provided for, among other things: (i) a maturity date of March 31, 2011; (ii) a LIBOR floor on borrowings outstanding; and (iii) certain requirements to repay borrowings outstanding thereunder with the proceeds from any sale of certain assets.

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into the $105.5 million 2011 Credit Agreement with General Electric Capital Corporation and certain other signatories thereto. The 2011 Credit Agreement, which replaced the Bank Credit Agreement, provides for a revolving credit facility in the amount of $85.0 million, and a $20.5 million term loan facility, and a maturity date of March 30, 2015. The term loan facility requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the term loan facility is due. Borrowings under the 2011 Credit Agreement bear interest at LIBOR, plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option.

The Company borrowed $40.9 million under the revolving credit facility and $20.5 million under the term loan facility, upon entry into the 2011 Credit Agreement. At March 31, 2011, such outstanding amounts bore interest at 6.0% per annum. Proceeds from borrowings under the 2011 Credit Agreement were used by the Company to repay in full all outstanding amounts under the Bank Credit Agreement, to prepay $20.5 million of Tranche A Notes (described below) and to pay fees and expenses in connection with the 2011 Credit Agreement of approximately $2.2 million.

The obligations of the Company (and certain of its U.S. subsidiaries) under the 2011 Credit Agreement are secured by certain of the Company’s (and its U.S. subsidiaries’) U.S. assets, a pledge by the Company (and its U.S. subsidiaries) of the stock of their U.S. subsidiaries and a pledge by the Company (and its U.S. subsidiaries) of the stock of certain of their foreign subsidiaries.

The 2011 Credit Agreement contains affirmative and negative covenants and events of default customary for agreements of this type, including, among other things, requiring the Company to maintain compliance with a U.S. fixed charge coverage ratio (as defined in the 2011 Credit Agreement).  The 2011 Credit Agreement also contains a cross default and cross acceleration provision relating to the Note Purchase Agreement (defined below).

On March 23, 2011 (the “Closing Date”), Morelos entered into the five year, $20.0 million Mexican Term Loan with Banco Nacional De Mexico, S.A., ("Banamex"). The proceeds from borrowings under the Mexican Term Loan were used to (i) repay in full all outstanding obligations under the Term Loan Agreement, in the amount of $6.6 million, and (ii) to repay a portion of intercompany indebtedness owed by Morelos to ITG in the amount of $13.0 million, which ITG then used to repay an equivalent amount of Tranche A Notes.

The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At March 31, 2011, the amount outstanding under the Mexican Term Loan was $20.0 million. The Mexican Term Loan facility requires the repayment of $0.3 million in principal per month from April 2011 to February 2016, with the remaining principal balance due in March 2016.

Also in connection with the Mexican Term Loan, on the closing date, Parras Cone entered into a receivables factoring agreement under which Parras Cone has agreed to sell its accounts receivable to Banamex, on a recourse basis, in an amount not to exceed $14.7 million through March 7, 2012. At closing, proceeds of $5.0 million from the sale of receivables were used to repay $5.0 million of intercompany indebtedness owed to ITG, which ITG then used to repay an equivalent amount of Tranche A Notes.

The Mexican Term Loan contains standard and customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under either of the respective agreements as a secured party.  The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature, including a Short Term Indebtedness Coverage Index that cannot be less than 1.25, a Total Debt Coverage Index that cannot be greater than 3.5, an Interest Coverage Index of no less than 3.5, a Liquidity Index of no less than 1.2, and a Leverage Index (each as defined in the Mexican Term Loan) no greater than 2.0. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.7% at December 31, 2010. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from various Chinese financial institutions in an aggregate amount of $24.0 million at December 31, 2010. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have previously advanced unsecured non-interest bearing loans to Cone Denim (Jiaxing) Limited totaling $6.0 million, with a maturity date in May 2012. Pursuant to their terms, these loans were converted to equity in Cone Denim (Jiaxing) Limited in the 2010. Loans and investments made by the Company have been eliminated in the Company’s consolidated financial statements. Because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture was included in the consolidated balance sheet line “Note payable to joint venture partner” prior to its conversion. Such amount is included in the consolidated balance sheet line “Noncontrolling interests” subsequent to its conversion.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments, which began in November 2009. In May 2010, the financing agreement was amended to extend the maturity date thereof from August 2011 to August 2013 and to change the interest rate to six-month LIBOR plus 3.0% for U.S. dollar loans. This amendment also specified that the lender has the right to immediately call this debt if Jiaxing Burlington Textile Company incurs a book loss under Chinese generally accepted accounting principles during the full fiscal year 2010. As of December 31, 2010, Jiaxing Burlington Textile Company was in compliance with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2010, outstanding borrowings under this facility were $8.7 million with a weighted average interest rate of 5.8%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals. In addition, Jiaxing Burlington Textile Company has obtained short-term working capital loans from certain Chinese financial institutions in the amount of $4.3 million at December 31, 2010.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP”) entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At December 31, 2010, $17.8 million was outstanding under this facility with a weighted average interest rate of 7.6%. ITG-PP has entered into a seven year lease agreement for certain equipment with its joint venture partner that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement. Through December 31, 2010, ITG-PP had not paid $3.0 million of scheduled principal payments on this capital lease obligation.  In addition, ITG-PP has also obtained short-term working capital loans from certain financial institutions in the amount of $10.3 million at December 31, 2010. The Techcombank term and working capital loans, and the capital lease obligation, are non-recourse to the Company, but are secured by the assets of ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At December 31, 2010, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility. Through December 31, 2010, CDN had not made $4.7 million of scheduled term loan principal and interest payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition to the term loan agreement, the Company, as sponsor of CDN, has a Project Funds and Subordination Agreement that it has entered with those lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

As a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the creditors under CDN’s term loan are granted certain rights in addition to those under the term loan agreement, including certain rights with respect to the dissolution of CDN. Further, in April 2009, the Company received a Notice of Occurrence of a Material Adverse Change from Inter-American, as Agent, which states that the idling of the Nicaragua production facility and the failure to comply with certain obligations under the term loan agreement constitute a material adverse change (as defined) and, in accordance with the term loan agreement, must be remedied within thirty days of the date of the letter. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waived, through June 15, 2010, any rights or remedies available to those lenders related to any claimed material adverse change. On July 26, 2010, the Company received a notice from Inter-American which states that the Company, pursuant to the Project Funds and Subordination Agreement, is required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date of this report on Form 10-K. The Company is reserving all of its rights with respect thereto, and believes that any such loan required ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Furthermore, the Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. Because of the uncertainties related to these issues, the Company has classified the entire amount of such debt as current as of December 31, 2010 and December 31, 2009. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to obtaining amendments or modifications to the terms of the agreement governing the loan.

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

In September 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an original face amount of $40.0 million. In connection with the entry into the Third Note Purchase Agreement Amendment, the WLR Affiliates purchased from the holders of the Notes an additional $17.5 million of the original Notes in December 2009, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The outstanding amount of such Tranche B Notes ($103.7 million at December 31, 2010, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s accompanying consolidated balance sheet at December 31, 2010. In August 2010, the Company and the Senior Subordinated Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which extended the maturity date of the Tranche B Notes from June 6, 2011 to June 6, 2012 . Also under the Consent Agreement, as amended, the Company obtained the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and has issued and sold an additional $2.0 million of such Tranche B Notes as of January 31, 2011.

At December 31, 2010, $155.3 million aggregate principal amount of the Notes was outstanding (of which $103.7 million was held by the WLR Affiliates, including interest that has been converted to principal), at an interest rate of 12.0%. The Note Purchase Agreement contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the Note Purchase Agreement imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Note Purchase Agreement currently provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted to secure the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The right of the holders of the Notes to receive payment in respect of the Notes is subordinated to the right of the lenders under the Bank Credit Agreement and Term Loan Agreement to receive payment.

On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its receivables (“Specified Receivables”) to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of the Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Under such amendment, if the notional amount of Tranche A Notes is less than $6.0 million on June 6, 2011, the maturity date of the Tranche A Notes will be automatically extended to March 2015. Prior to entry into the Fifth Note Purchase Agreement Amendment, obligations under the Tranche A Notes were due within one year but, as a result of the extension of maturity contained in the Fifth Note Purchase Agreement Amendment, $51.6 million outstanding under the Tranche A Notes has been classified as long-term debt in the December 31, 2010 consolidated balance sheet. Also, on March 28, 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and related factoring facility to repay an equivalent amount of Tranche A Notes and on March 31, 2011 the Company used $20.5 million of proceeds from the 2011 Credit Agreement to repay an equivalent amount of Tranche A Notes. As of March 31, 2011, there was approximately $14.7 million of Tranche A Notes outstanding including accrued PIK Interest.

Unsecured Subordinated Notes—Related Party

As of December 31, 2010, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2010, $85.6 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 10,754,489 shares of Series A Preferred Stock were issued and outstanding at December 31, 2010 (9,974,138 shares issued and outstanding at December 31, 2009) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at December 31, 2010 or 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Commitments

At December 31, 2010, ITG had raw material and service contracts totaling $26.0 million and capital expenditure commitments of $0.3 million. ITG plans to fund these obligations, depending upon limitations in its various loan agreements, from a combination of borrowings under its Bank Credit Agreement as well as through other external sources of financing as management deems appropriate, to the extent available to the Company. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with Wilbur L. Ross, Jr., depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the first quarter of 2009, cotton and wool futures prices fell significantly largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices increased in 2009 and 2010, the Company does not reverse the unrealized loss recorded against its firm purchase commitments under GAAP until receipt and/or consumption of the related raw materials occurs. In accordance with GAAP, the Company accrues unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at December 31, 2010 and December 31, 2009 amounted to $0.0 million and $0.2 million, respectively. The decrease in the accrual for unrealized losses on firm purchase commitments of $0.2 million and $6.2 million in the years ended December 31, 2010 and 2009, respectively, and are included in “Other operating income–net” in the accompanying consolidated statement of operations, and such reductions are primarily the result of the receipt and/or consumption of the related raw materials during these periods.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in no less than one third increments, that may be exercised at a specific time in 2011 or 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Payment on the put option may be made in stock if the Company’s securities are traded on the New York Stock Exchange or the NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to perform under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one-third increments at the Valuation Price that may be exercised at a specific time in 2012, 2013 or 2014. A party to this joint venture may sell its equity interest to a non-competitor after July 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 2012, a party which holds more than 50% of the joint venture equity interests wishes to sell all of such interests to a bona fide arm’s length third party, then the other party shall have its interests included in the transfer if requested by the selling party and at a price to be paid in cash, which shall not be less than the Valuation Price.

At December 31, 2010, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $15.2 million. The Company contributed $1.5 million to this plan during fiscal year 2009 and $1.4 million in 2010. The Company estimates making total contributions in 2011 in the range of $2.0 million to $2.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Short-term Borrowings

Various subsidiaries of the Company had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $47.3 million at December 31, 2010 and $46.0 million at December 31, 2009, with weighted average interest rates of 6.3% and 6.6%, respectively. The borrowings consist of lines of credit and other short-term credit facilities related primarily to our international operations and are used to fund working capital requirements within the respective subsidiaries.

For 2010 and 2009, the average balance of the Company’s short-term borrowings was $46.4 million and $44.6 million, respectively, with weighted average interest rates of 6.2% and 6.7%, respectively. The maximum month-end amount of the Company’s short-term borrowings in 2010 and 2009 was $49.7 million and $48.9 million, respectively.

Off-Balance Sheet Arrangements

At December 31, 2010, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2010, the Company and various consolidated subsidiaries of the Company were borrowers under various credit agreements (as described above, collectively, the “Facilities”).  The Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company in the event that the borrower(s) default under the provisions of the Facilities. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB ASC 460.

Derivative Instruments

The Company does not designate its derivative instruments as hedges under hedge accounting rules. As of December 31, 2009, the Company did not have any derivative instruments outstanding. The fair value of derivative instruments recognized in the December 31, 2010 consolidated balance sheet was not significant. Total gains (losses) on derivative instruments were $(0.1) million in 2010 and $0.2 million in 2009.

 Seasonality

Prior to the recent economic downturn, the strongest portion of the consumer apparel sales cycle was typically March through November as customers would target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. Consumer apparel fabric sales had become increasingly seasonal, as well, as customers had begun to rely more upon contract sewing and had sought to compress the supply cycle to mirror retail seasonality. In portions of 2009, the retail sector appeared to be correcting its supply of inventories based on anticipated consumer spending and, after the correction of inventories, appeared to be replenishing during periods that, in the past, may have been weaker due to the historical impact of seasonality. Since the economic downturn began, it has been more difficult to predict seasonality; our net sales in first, second, third and fourth quarters of 2010 represented 24%, 26%, 26% and 24%, respectively, of our total net sales for the year.

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

Inventories. Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered. Inventories are valued at the lower of cost or market value. Effective in the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the LIFO method to the FIFO method. The Company applied this change in method of inventory valuation by retrospective application to its prior year financial statements in accordance with GAAP.  The Company believes the FIFO method is more appropriate because the FIFO method is used predominately in the industry in which the Company operates, and therefore the change  makes the comparison of results among companies in the industry more meaningful. The Company also believes that the FIFO method provides a more meaningful presentation of financial position because the FIFO method more accurately reflects the current value of inventories on the consolidated balance sheet, and the change also conforms all of the Company’s inventories to a single costing method for both financial reporting and income tax purposes. ITG reviews its inventory to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise on a monthly basis. For those items in inventory that are so identified, ITG estimates their market value based on historical and current realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, ITG writes down its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold. However, if actual market conditions and selling prices were less favorable than we project, additional inventory write downs may be necessary.

Goodwill, Intangible Assets and Deferred Charges. Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles—Goodwill and Other”. In October 2009, the Company changed the timing of its annual goodwill impairment testing from September 30 to October 1 of each fiscal year, and the Company also performed a goodwill impairment test on October 1, 2009 (see Note 6 of the Notes to Consolidated Financial Statements included in this annual report). The Company also tests goodwill for impairment between annual tests if events occur or circumstances change that raise questions about recoverability.

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

Valuation of Long-lived Assets. In accordance with FASB ASC 360, “Property, Plant, and Equipment”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life. Should future business conditions deteriorate, which could impact our estimates of future cash flows and fair value, there exists the potential that additional impairment charges could be required, which charges could have a material adverse effect on our consolidated financial statements.

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

Income Taxes. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico, China and, through June 30, 2009, Germany. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statement of operations. Significant judgments are required in order to determine the realizability of the deferred tax assets. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made. The Company supplies limited services to GST through a Transition Services and Settlement Agreement that includes a Tax Matters Addendum (“the Tax Sharing Agreement”). The Tax Sharing Agreement defines certain tax responsibilities that GST will accept, certain responsibilities that will remain with ITG, responsibilities for tax payments and a cooperation to share information as needed so that tax filings can be made both timely and accurately. Information will also be shared as needed to defend any tax examination and ultimate assessment. ITG will file all U.S. tax returns for U.S. Debtors through January 8, 2010, including income and transaction taxes, but not property taxes. ITG will pay all U.S. taxes resulting from the consolidated or combined filings and GST will be responsible for all other U.S. taxes resulting from the transaction as well as any non-U.S. taxes. Any ITG current tax payment responsibility under the Tax Sharing Agreement is not expected to be material.

Recently Adopted Accounting Pronouncements

On January 1, 2010, the Company adopted amendments to FASB ASC 860, “Transfers and Servicing.”  FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. Because the Company does not engage in significant transfers of financial assets, the adoption of this standard did not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC 605, “Revenue Recognition,” to revise accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance was effective for the Company beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 of the fair value hierarchy, and also requires more detailed disclosure about the activity within Level 3 of the fair value hierarchy. The changes to this ASC, as a result of this update, were effective on January 1, 2010 for the Company, except for requirements related to Level 3 disclosures, which were effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and had, and is expected to have, no impact on the Company’s consolidated results of operations, financial condition or cash flows.

 In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 increases disclosure requirements about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. ASU 2010-20 was effective for all reporting periods beginning on or after December 15, 2010. The guidance in ASU 2010-20 does not apply to trade accounts receivable that have a contractual maturity of one year or less and that arose from the sale of goods and services. This guidance requires new disclosures only and will have no impact on the Company’s consolidated results of operations, financial condition or cash flows.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 amends the criteria for performing step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, step 2 of the goodwill impairment test will be required if qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will adopt the provisions of ASU 2010-28 in 2011 and does not expect that its adoption will have a material impact on the Company’s results of operations, financial condition or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in Items 15(a) (1) and (2) of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the direction of the Company’s principal executive officer and principal financial officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the permanent exemption from the internal control audit provided for certain filers under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides the names, ages and positions of the individuals who currently serve as members of the board of directors, or as executive officers, of the Company:

Name	Age	Positions and Offices
Wilbur L. Ross, Jr.	73	Chairman of the Board of Directors
Joseph L. Gorga	58	President and Chief Executive Officer and Director
Robert E. Garren	54	Vice President, Human Resources and Corporate Communications
Neil W. Koonce	63	Vice President and General Counsel
Craig J. Hart	48	Vice President and Treasurer
Gail A. Kuczkowski	55	Vice President and Chief Accounting Officer
Russell M. Robinson III	52	Vice President and Corporate Secretary
Kenneth T. Kunberger	51	President, ITG Apparel & Specialty Fabrics
James W. Payne	61	President, Carlisle Finishing
Jeffrey H. Peck	50	Executive Vice President, ITG Apparel & Specialty Fabrics
Stephen W. Bosworth	71	Director
Michael J. Gibbons	40	Director
David H. Storper	45	Director
Dr. Daniel D. Tessoni	63	Director
David L. Wax	58	Director
Pamela K. Wilson	64	Director

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

Gail A. Kuczkowski is Vice President and Chief Accounting Officer, a position she has held since joining the Company in January 2008. On April 17, 2009, Ms. Kuczkowski was also designated as the officer performing the functions of the principal financial officer of the Company. Prior to joining the Company, Ms. Kuczkowski served as Director, Global Accounting at INVISTA, an integrated fiber and polymers business, from September 2006 and as Assistant Corporate Controller from May 2004 until September 2006. Prior thereto, she served as Chief Financial Officer for US/Canada of KoSa, a producer of commodity and specialty polyester fibers, polymers and intermediates, from December 2002 to May 2004. Ms. Kuczkowski began her career at Price Waterhouse, a public accounting and financial consulting firm.

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

Jeffrey H. Peck is Executive Vice President of the Apparel and Specialty Fabrics division, responsible for the worsted and specialty fabrics markets, a position he has held since January 2009. Previously, Mr. Peck was Executive Vice President for the Burlington WorldWide division of ITG, responsible for the synthetic and specialty fabrics apparel markets from 2007 to 2009. Prior to that, he served as Managing Director of the Burlington WorldWide operations in Asia and was based in Hong Kong for a two-year assignment. Prior to that, Mr. Peck served as Executive Vice President of the Burlington WorldWide division of Former ITG since its inception, responsible for the active wear and barrier markets. Prior to that, he held a similar position for Burlington Industries from 2003 to 2004.

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

Michael J. Gibbons has been a director of the Company since December 2005 and the Chief Financial Officer of WLR since July 2002. From 1996 to July 2002, Mr. Gibbons was a Senior Manager of the Hedge Fund/Investment Partnership specialty practice group of Marcum & Kliegman LLP, a public accounting and financial consulting firm. Mr. Gibbons is licensed as a certified public accountant in the State of New York and graduated from Pace University with a B.A. in Business Administration. Mr. Gibbons’ current service as a Chief Financial Officer, as well as his previous experience in public accounting and financial consulting, provides a solid platform for him to advise and consult with the Board and the Company’s Audit Committee on financial related matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons who beneficially own more than 10% of the Company’s common stock, are required to file initial reports of ownership and reports of certain changes in ownership with the SEC. Based solely upon our review of copies of such reports for our 2010 fiscal year, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, complied with all applicable filing requirements for our 2010 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation of the Named Executive Officers, consisting of our principal executive officer and the other two most highly compensated individuals who served as executive officers in 2010.

Summary Compensation Table

		Salary(1)	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	(2)	($)

Joseph L. Gorga	2010	$660,000	$0	$0	$0	$0	$3,345	$24,666	$688,011
President and Chief	2009	$577,500	$0	$0	$0	$0	$2,224	$24,555	$604,279
Executive Officer

Kenneth T. Kunberger	2010	$400,000	$0	$0	$0	$0	$11,040	$18,712	$429,752
President, ITG Apparel	2009	$380,000	$0	$0	$0	$0	$8,289	$18,767	$407,056
and Specialty Fabrics

Jeffrey H. Peck	2010	$260,000	$0	$0	$0	$0	$24,158	$14,560	$298,718
Executive Vice	2009	$247,000	$0	$0	$0	$0	$18,381	$12,542	$277,923
President ITG Apparel & Specialty Fabrics

Notes:
1.
At a meeting on January 10, 2010, the compensation committee (the “Committee”) of the board reviewed certain negative adjustments to executive officer salaries made in 2009 and determined to upwardly adjust such salaries to levels prior to the 2009 adjustment.

2.
2010 amounts include car allowances, premiums for supplemental long-term disability coverage, and premiums for supplemental life insurance benefits.  In addition, the 2010 amount for Mr. Peck also includes a tax equalization payment related to a previous expatriate assignment.

Employment Agreements, Termination of Employment Arrangements and Change of Control Payments

The Company has entered into employment agreements with each of Mr. Gorga and Mr. Kunberger. Each agreement has an automatic one year renewal unless either the applicable executive or the Company gives the other party three months’ notice of non-renewal. The employment agreements provide that the parties will be eligible to receive severance payments in the event of a termination without “cause” (as defined in each employment agreement) or resignation for “good reason” (as defined in each employment agreement). In the event of a termination without cause or resignation with good reason, Mr. Gorga would be entitled to payments equal to four times his base salary plus four times the average of his previous three years’ annual bonus. Mr. Kunberger would be entitled to payments equal to two times the average of his base salary plus two times the average of his previous three years’ annual bonus. Further, if the Company chooses not to renew his agreement, Mr. Gorga would be entitled to payments equal to three times his base salary plus three times the average of his previous three years’ annual bonus. In such event with respect to Mr. Kunberger, he would be entitled to payments equal to one year’s base salary plus the average of his previous three years’ annual bonus. In the cases of both Mr. Gorga and Mr. Kunberger, payments would be made in such installments as applied for all other salaried employees of the Company. The executive’s medical and dental coverage would also continue during the severance period. These severance payments would be due to the executives as outlined above in the event of termination without cause or a resignation for good reason whether or not in connection with a change of control, as defined in each employment agreement, of the Company. In addition to the severance payments noted above, any unvested equity awards for the applicable Named Executive Officer would become fully vested and the holding requirement would cease to apply in the event of a change of control of the Company.

In addition, the Company  has severance agreements with Mr. Peck and with each of its other executive officers who were not otherwise a party to an employment agreement with the Company. The severance agreements provide that the parties will be eligible to receive severance payments equal to twelve months base salary in the event of termination without “cause” (as defined in the severance agreement) or resignation for “good reason” (as defined in the severance agreement).

Benefit Plans

The Company maintains a tax-qualified Section 401(k) defined contribution plan. Under this plan, the Company historically provided a matching contribution of 100% of the first 3% of a participant’s eligible compensation which was contributed to this plan, and 50% of the next 2% of the participant’s eligible contributed compensation up to the federal limits on earnings and contributions; however, the Company suspended the Company’s matching of employee contributions under the 401(k) plan in 2009 and 2010.  Such action did not impact the ability of employees to make their contributions to such plan, subject to the requirements and restrictions provided under the federal rules and regulations governing such plans, nor did it impact the tax effects of such contribution.  The Compensation Committee of the board of directors of the Company has elected to reinstate the matching contributions under the 401(k) plan for 2011.  The Company does not maintain any active, ongoing nonqualified deferred compensation plan.

The Company maintains a legacy deferred compensation plan, the Retirement System of Burlington Industries LLC and Affiliated Companies (the “Plan”). The Plan is a defined benefit pension plan covering certain employees of International Textile Group, Inc. and affiliated companies. The Plan was amended effective October 1, 2003 to suspend employee contributions and to prevent participation from new members, effectively “freezing” the Plan. The Plan provides an annual benefit payable to an eligible participant at age 65 equal to the greater of (a) the sum of (i) the number of years of the member’s continuous participation prior to October 1, 1984, multiplied by the sum of 0.75% of the first $12,000 of such participant’s annual salary at September 30, 1984, plus 1.5% of the excess over $12,000, and (ii) one-half of the participant’s contributions after September 30, 1984, (b) one-half of the participant’s total contributions or (c) an amount determined under applicable Federal law requiring a minimum return on a participant’s personal contributions. This benefit represents a life annuity with a guaranteed minimum return on personal contributions and may, at the participant’s election, be paid as a lump sum.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to all unexercised stock options and unvested restricted stock grants previously awarded to the Named Executive Officers, as of December 31, 2010. No other equity awards were outstanding as of December 31, 2010.

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

Director Compensation

The Company  has available for use a combination of cash and stock-based incentive compensation to attract and retain certain qualified candidates to serve on its Board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties as directors as well as the expertise and knowledge required. Compensation levels are reviewed periodically by the Board of Directors and adjusted as deemed appropriate. Executive officers who serve as directors of the Company are not entitled to additional compensation for such services. Each non-employee director not affiliated with WLR receives an annual retainer of $40,000 for services as a director. In addition to this retainer, each of those directors receives $1,500 per day for all committee meetings attended in person, and $750 per day for all meetings attended by telephone or video conference. Further, the Chair of the Audit Committee receives an annual retainer of $10,000 and the Chair of the Compensation Committee receives an annual retainer of $5,000. All fees are paid on a quarterly basis. The Company also reimburses non-employee directors for expenses incurred in attending board and committee meetings. The Board of Directors has deemed it appropriate that only non-employee directors who are not affiliated with WLR should receive compensation for service as a member of the Board.

In addition, from time to time, certain of the Company’s directors may be entitled to certain additional compensation for providing services to the Company other than in the ordinary course of their service as a director.

The Committee chose not to make any equity-based awards in 2010. The amounts set out in the table below include all amounts paid to members of the Company’s Board of Directors in 2010 for their service as a board member of the Company.

2010 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stephen W. Bosworth	$51,000	$0	$51,000
Michael J. Gibbons	$0	$0	$0
Joseph L. Gorga	$0	$0	$0
Wilbur L. Ross, Jr.	$0	$0	$0
David H. Storper	$0	$0	$0
Daniel D. Tessoni	$68,500	$0	$68,500
David L. Wax	$0	$0	$0
Pamela K. Wilson	$0	$0	$0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of shares of ITG common stock and Series A convertible preferred stock (the “Series A Preferred Stock”) as of March 15, 2011 (except as set forth below) by (1) each person (including any group deemed a “person” under Section 13(d)(3) of the Exchange Act) known to ITG to beneficially own more than 5% of ITG’s common stock, (2) each of ITG’s Named Executive Officers, (3) ITG’s directors and (4) all directors and current executive officers of ITG as a group. Information relating to beneficial ownership is based upon “beneficial ownership” concepts set forth in rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in notes to this table, directors and executive officers possessed sole voting and investment power with respect to all of their respective shares in the table. Shares not outstanding which are subject to options exercisable within 60 days by persons in the group or a named individual are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of common stock owned by the group or such individual.

This table is based, in part, upon information supplied to ITG by its officers, directors and principal stockholders, and Schedules 13D filed with the SEC, as applicable.

Name, and Address of Beneficial Owners Over 5%	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Preferred Stock (1) Beneficially Owned	Percent of Common Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned	Percent of Total Voting Power Beneficially Owned
Wilbur L. Ross, Jr. and Affiliated Entities (2) c/o WL Ross & Co. LLC 1166 Avenue of the Americas, 25th Floor New York, New York 10036	14,334,155	10,542,938	82.0%	98%	88.1%
Joseph L. Gorga (3)	243,241	—	1.4	—	*
Kenneth T. Kunberger (4)	54,040	—	*	—	*
Jeffrey H. Peck (5)	23,643	—	*	—	*
Stephen W. Bosworth (6)	33,587	—	*	—	*
Michael J. Gibbons (7)	—	—	—	—	—
David H. Storper (7)	—	—	—	—	—
Daniel D. Tessoni	—	—	—	—	—
David L. Wax (7)	—	—	—	—	—
Pamela K. Wilson (7)	—	—	—	—	—
All directors and current executive officers as a group (16 persons) (8)	14,760,305	10,542,938	82.4%	98%	88.4%

_____________
NOTES:

*	Represents less than 1% of the outstanding class of stock.
(1)
Shares of Series A Preferred Stock vote together with shares of the Company’s common stock on all matters submitted to a vote of the Company’s stockholders. Each share of Series A Preferred Stock is entitled to one vote per share on all such matters.

(2)
WLR Recovery Fund II, L.P. (“Fund II”) directly owns 268,244 shares of common stock, Fund III directly owns 4,356,639 shares of common stock and International Textile Holdings, Inc. (“Holdings”) directly owns 9,709,272 shares of common stock of the Company. Fund II is the majority stockholder of Holdings, WLR Recovery Associates II LLC (“Associates II”) is the general partner of Fund II and Associates III is the general partner of Fund III. Wilbur L. Ross, Jr. is the managing member of each of Associates II and Associates III. Accordingly, Associates II, Associates III and Mr. Ross may be deemed to share voting and dispositive power over the shares of common stock owned by Fund II, Fund III and Holdings. Fund II directly owns 3,631,660 shares of Series A Preferred Stock, Fund III directly owns 4,595,836 shares of Series A Preferred Stock, and WLR/GS Master Co-Investment, L.P. (“Co-Investment L.P.”) directly owns 2,315,443 shares of Series A Preferred Stock. In addition to being the managing member of Associates II and Associates III, Mr. Ross has certain voting and dispositive power with respect to securities owned by Co-Investment L.P. As a result, Mr. Ross may be deemed to beneficially own such shares of Series A Preferred Stock. To the extent Mr. Ross is deemed to beneficially own any of the foregoing shares, he disclaims such ownership.

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

(8)	Includes options to purchase up to 449,793 shares of common stock.

The information required to be disclosed in this Item 12 by Item 201(d) of Regulation S-K is included in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” hereof.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WLR provides advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). At December 31, 2010, $2.5 million was payable to WLR related to management fees. Per the Note Purchase Agreement, as amended, the payment of the management fees may not occur while a default or event of default has occurred and is continuing or would arise as a result of such payment, or at any time while payable in-kind (“PIK”) interest on the Notes is unpaid. As a result, WLR did not charge the Company for management fees in the fourth quarter of 2009 or in 2010.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”), which is owned by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2010, the Company received $0.3 million from OCM for service fees and sales commissions.

Wilbur L. Ross, Jr. (chairman), Michael J. Gibbons, David H. Storper, David L. Wax and Pamela K. Wilson, each members of our board of directors, are the chairman and chief executive officer, chief financial officer, senior managing director, managing director and managing director, respectively, of WLR.

On December 3, 2007, the Company borrowed $25.0 million in aggregate principal amount from three investment funds affiliated with Mr. Ross (the “2007 Notes”). On December 29, 2008, the Company borrowed an additional $30.0 million in aggregate principal amount from these three investment funds (the “2008 Notes”). The borrowings under the 2007 Notes and the 2008 Notes are evidenced by unsecured subordinated promissory notes issued to each of WLR IV Parallel ESC, L.P. (“ESC”), WLR Recovery Fund III L.P. (“Fund III”) and WLR Recovery Fund IV, L.P. (“Fund IV”) in the aggregate principal amounts of $165,000, $5,005,000 and $49,830,000, respectively. The 2007 and 2008 Notes each bear interest at a rate of 18.0% per annum. WLR Recovery Associates III LLC (“Associates III”) is the general partner of Fund III. Mr. Ross is the managing member of Associates III. WLR Recovery Associates IV LLC (“Associates IV”) is the general partner of Fund IV. Mr. Ross is the managing member of Associates IV and an executive officer of the managing member of ESC. The largest aggregate principal amount outstanding under the 2007 Notes and the 2008 Notes during 2010 was $85.6 million. The Company has not repaid any principal on any of the 2007 Notes or the 2008 Notes, and all interest on the 2007 Notes and the 2008 Notes to date has been accrued or converted to additional principal amounts. At December 31, 2010, $85.6 million was outstanding, including interest that has been accrued or converted to principal.

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes due June 6, 2011. In September 2009, three investment funds affiliated with Mr. Ross purchased from the Note holders certain of the Company’s senior subordinated notes with an original face amount of $40.0 million. On December 22, 2009, the Company entered into Amendment No. 3 (the “Note Purchase Agreement Amendment”) to the Notes. In connection with the entry into the Note Purchase Agreement Amendment discussed above, the three investment funds affiliated with Mr. Ross purchased from the holders of the Notes $17.5 million of the original Notes, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of new Notes (“Tranche B Notes”) that are subordinated in right of payment and collateral to the Notes (“Tranche A Notes”) held by the other holders of outstanding Notes. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which extends the maturity date of the Tranche B Notes from June 6, 2011 to June 6, 2012 (the maturity date of June 6, 2011 for the Tranche A Notes remains unchanged). Also under the Consent Agreement, as amended, the Company obtained the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP Joint Venture to be funded no later than January 31, 2011; the Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes as of January 31, 2011. The Tranche B Notes were issued to each of ESC, Fund III and Fund IV in the aggregate principal amounts of $278,000, $3,192,000 and $66,030,000, respectively. The largest aggregate principal amount outstanding under the Tranche B Notes during 2010 was $103.7 million. The Company has not repaid any principal on any of the Tranche B Notes, and all interest on the Tranche B Notes to date has been accrued or converted to additional principal amounts. At December 31, 2010, $155.3 million aggregate principal amount of the Notes was outstanding (of which $103.7 million was held by the three funds affiliated with Wilbur L. Ross, Jr.), including interest that has been converted to principal, at an interest rate of 12.0%.

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

Director Independence

The common stock of the Company is not traded on the NYSE or any other national securities exchange; however, the Company has adopted the director independence definitions as proposed by NYSE Section 303A.02. Based on the independence standards and all of the relevant facts and circumstances, the Company’s Board of Directors determined that Mr. Bosworth and Dr. Tessoni had no material relationship with the Company and thus, are independent under Section 303A.02 of the listing standards of the NYSE.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the Company’s 2010 and 2009 fiscal years was Grant Thornton LLP (“Grant Thornton”). The following table provides information on the fees billed to the Company by Grant Thornton LLP for its services to the Company during the Company’s fiscal years ended December 31, 2010 and 2009.

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Audit Fees	$1,255,000	$1,260,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,255,000	$1,260,000

In the above table, in accordance with applicable SEC rules, “audit fees” are fees billed by the independent registered public accounting firm for professional services for the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K, including audits of the foreign subsidiary statutory reports of the Company’s foreign subsidiaries for their respective fiscal years, and review of financial statements included in the Company’s quarterly reports on Form 10-Q, or for services that are normally provided by auditors in connection with statutory and regulatory filings or engagements. There were no other fees billed to the Company by Grant Thornton during 2010 or 2009.

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

4.5	Form of Senior Subordinated Note as of December 22, 2009 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

4.6	Form of Senior Subordinated Note as of September 28, 2010 and January 4, 2011

*10.0
Form of Addendum to Employment Agreement with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.0 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

*10.1	Form of Stock Option Agreement - Class A and B (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

*10.2	Form of Stock Option Agreement - Class C (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

*10.3	International Textile Group, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.4	International Textile Group, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.5	Employment Agreement, effective as of January 1, 2008, by and between International Textile Group, Inc. and Joseph L. Gorga (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

*10.6	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Kenneth T. Kunberger (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.7	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and J. Derrill Rice (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.8	Employment Agreement, effective as of January 1, 2005, by and between International Textile Group, Inc. and Thomas E. McKenna (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

*10.9	Form of Severance Letter with certain officers of International Textile Group, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.10
Form of Addendum to Severance Agreement with certain officers of International Textile Group, Inc., (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

*10.11
Form of Severance Letter with certain officers of International Textile Group, Inc., (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

*10.12
Form of the Company’s Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.30.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2005)

*10.13
Form of the Company’s Amended and Restated Indemnification Agreement entered into with certain officers and directors (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

*10.14	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009)

*10.15	International Textile Group, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008)

*10.16	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008)

*10.17	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2008)

10.18
Description of arrangement regarding certain management services provided by W.L. Ross & Co. LLC to International Textile Group, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.19
Credit Agreement, dated as of December 29, 2006, by and among International Textile Group, Inc. and certain of its subsidiaries as borrowers, General Electric Capital Corporation, as agent, and the lenders and others party thereto (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.20
Amendment No. 1 to Credit Agreement, dated January 19, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.21
Amendment No. 2 to Credit Agreement, dated January 31, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.22
Amendment No. 3 to Credit Agreement, dated February 15, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.23
Limited Waiver and Amendment No. 4 to Credit Agreement, dated February 28, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.24
Amendment No. 5 to Credit Agreement, dated March 30, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.25
Limited Waiver to Credit Agreement, dated as of April 20, 2007, by and among International Textile Group, Inc., the other Borrowers and Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.26
Amendment No. 6 to Credit Agreement, dated as of April 30, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.27
Amendment No. 7 to Credit Agreement, dated as of June 6, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.28
Amendment No. 8 to Credit Agreement, dated as of May 31, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.29
Amendment No. 9 to Credit Agreement, dated as of November 16, 2007, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.30
Amendment No. 10 to Credit Agreement, dated as of March 31, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.31
Amendment No. 11 to Credit Agreement, dated as of April 14, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.32
Amendment No. 12 to Credit Agreement, dated as of April 14, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.33
Amendment No. 13 to Credit Agreement, dated as of October 1, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.34
Amendment No. 14 to Credit Agreement, dated as of December 24, 2008, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.35
Limited Waiver and Amendment No. 15 to Credit Agreement, dated as of May 20, 2009, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.36
Limited Waiver and Amendment No. 16 to Credit Agreement, dated as of June 30, 2009, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.37
Limited Waiver and Amendment No. 17 to Credit Agreement, dated as of November 13, 2009, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.38
Limited Waiver and Amendment No. 18 to Credit Agreement, dated as of December 22, 2009, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.39	Amendment No. 19 to Credit Agreement, dated as of June 15, 2010, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.40	Amendment No. 20 to Credit Agreement, dated as of August 12, 2010, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.41	Amendment No. 21 to Credit Agreement, dated as of December 22, 2010, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto

10.42
Term Loan Agreement, dated as of December 29, 2006, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.43
Limited Waiver to Term Loan Agreement, dated as of April 20, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation and the other Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.44
Amendment No. 1 to Term Loan Agreement, dated as of June 6, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.45
Amendment No. 2 to Term Loan Agreement, dated as of November 16, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other signatory lenders thereto (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.46
Amendment No. 3 to Term Loan Agreement and Amendment No. 1 to Subordinated Guaranty and Security Agreement, dated as of November 16, 2007, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.47
Amendment No. 4 to Term Loan Agreement, dated as of October 15, 2008, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.48
Amendment No. 5 to Term Loan Agreement, dated as of June 30, 2009, by and among Burlington Morelos S.A. de C.V., General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.4 on Form 10-Q for the quarter ended June 30, 2009)

10.49	Amendment No. 6, dated to that certain Term Loan Agreement, dated as of December 22, 2009, by and among Burlington Morelos S.A De C.V., the other credit parties signatory thereto, General Electric Capital Corporation, as agent, and the lenders named therein (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.50
Consent to Term Loan Agreement, dated as of December 22, 2010, by and among Burlington Morelos S.A. De C.V., the other credit parties signatory there, General Electric Capital Corporation, as agent, and the lenders named therein

10.51
Stock Exchange Agreement, dated as of March 8, 2007, by and between WLR Recovery Fund III, L.P., the other individuals listed on the signature page thereto and International Textile Group, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.52
Debt Exchange Agreement, dated as of March 2, 2007, by and among International Textile Group, Inc. and WLR Recovery Fund II, L.P. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.53
Term and Revolving Loan Agreement, dated December 8, 2006 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.54
Amendment Agreement relating to a 155,000,000 Term and Revolving Facilities Agreement, dated April 1, 2007 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.55
Waiver Letter, dated June 4, 2007, relating to 155,000,000 Term and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.56
Amendment Agreement relating to 155,000,000 Term and Revolving Facilities Agreement dated as of June 4, 2007 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.57
Waiver Letter, dated June 11, 2007, relating to 155,000,000 Term and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.58
Letter of Waiver and Consent, dated November 15, 2007, relating to 155,000,000 Term Loan and Revolving Facilities Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.59
Amendment and Restatement Agreement relating to 155,000,000 Term and Revolving Facilities Agreement dated as of April 15, 2008 for BST Safety Textiles Acquisition GmbH arranged by Goldman Sachs Credit Partners L.P. and UBS Securities LLC as Mandated Lead Arrangers with Goldman Sachs Credit Partners acting as Priority Agent (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.60
Senior Subordinated Note Purchase Agreement, dated as of June 6, 2007, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2007)

10.61
Amendment No. 1 to Senior Subordinated Note Purchase Agreement, dated as of April 15, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.62
Amendment No. 2 to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2008)

10.63	Amendment No. 3 to the Senior Subordinated Note Purchase Agreement dated as of December 22, 2009, by and among International Textile Group, Inc. and purchasers signatory thereto (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

10.64	Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes, dated as of August 12, 2010, by and among the Company and purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.65	Consent to Senior Subordinated Note Purchase Agreement dated as of January 7, 2011, by and among the Company and the Purchasers signatory thereto

10.66
Limited Waiver Agreement (May 8, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.67
Limited Waiver Agreement (June 1, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.68
Limited Waiver Agreement (June 26, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.69
Limited Waiver Agreement (July 22, 2009) to Senior Subordinated Note Purchase Agreement, dated as of December 24, 2008, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.70
Limited Waiver Agreement to Senior Subordinated Note Purchase Agreement, dated as of July 22, 2009, among International Textile Group, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.71
Agreement and Plan of Merger, dated as of August 29, 2006, by and among Safety Components International, Inc., SCI Merger Sub, Inc. and International Textile Group Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.72
Second Amended and Restated Support Agreement by and between International Textile Group, Inc. and WLR Recovery Fund III, LP, WLR Recovery Fund IV, LP, and General Electric Capital Corporation dated June 30, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

14.1	International Textile Group, Inc. Standards of Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

18.1	Letter from Independent Registered Public Accounting Firm Regarding 2009 Change in Accounting Principle (incorporated by reference to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)

18.2	Letter from Independent Registered Public Accounting Firm Regarding 2010 Change in Accounting Principle

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of the Audit Committee of the Board of Directors (incorporated by reference to Exhibit 10.1 to Form 10-K/A filed on April 29, 2009)
__________

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

March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ JOSEPH L. GORGA	Director, President and Chief	March 31, 2011
Joseph L. Gorga	Executive Officer

/S/ WILBUR L. ROSS, JR.	Director, Chairman of the Board	March 31, 2011
Wilbur L. Ross, Jr.

/S/ GAIL A. KUCZKOWSKI	Vice President and Chief	March 31, 2011
Gail A. Kuczkowski	Accounting Officer
(Principal Financial Officer)

/S/ STEPHEN W. BOSWORTH	Director	March 31, 2011
Stephen W. Bosworth

/S/ MICHAEL J. GIBBONS	Director	March 31, 2011
Michael J. Gibbons

/S/ DAVID H. STORPER	Director	March 31, 2011
David H. Storper

/S/ DANIEL D. TESSONI	Director	March 31, 2011
Daniel D. Tessoni

/S/ DAVID L. WAX	Director	March 31, 2011
David L. Wax

/S/ PAMELA K. WILSON	Director	March 31, 2011
Pamela K. Wilson

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Textile Group, Inc. and Subsidiary Companies:

We have audited the accompanying consolidated balance sheets of International Textile Group, Inc. (a Delaware company) and Subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Textile Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company elected to change its method of accounting for the valuation of certain inventory from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method in 2010.

/s/ GRANT THORNTON LLP
Charlotte, North Carolina
March 31, 2011

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)
	December 31,	December 31,
Assets	2010	2009
		(As recast)
Current assets:
Cash and cash equivalents	$3,890	$6,046
Accounts receivable, less allowances of $1,004 and $1,390, respectively	72,735	59,029
Sundry notes and receivables	10,678	6,281
Accounts receivable from deconsolidated subsidiaries	—	315
Inventories	118,979	105,624
Deferred income taxes	1,793	1,906
Prepaid expenses	3,943	3,036
Assets held for sale	1,563	—
Other current assets	1,077	2,168
Total current assets	214,658	184,405
Investments in and advances to unconsolidated affiliates	238	352
Property, plant and equipment, net	210,809	230,097
Intangibles and deferred charges, net	1,253	3,241
Goodwill	2,740	2,740
Income taxes receivable	1,745	—
Deferred income taxes	2,622	2,302
Other assets	1,677	1,502
Total assets	$435,742	$424,639
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of bank debt and other long-term obligations	$68,058	$50,801
Short-term borrowings	47,307	46,005
Accounts payable	41,325	35,386
Sundry payables and accrued liabilities	23,037	22,848
Income taxes payable	5,512	4,135
Deferred income taxes	2,674	1,754
Total current liabilities	187,913	160,929
Bank debt and other long-term obligations, net of current maturities	83,490	99,665
Senior subordinated notes	51,619	45,789
Senior subordinated notes - related party	103,669	80,894
Unsecured subordinated notes - related party	85,588	71,873
Note payable to joint venture partner	—	2,940
Income taxes payable	1,902	1,585
Deferred income taxes	2,124	1,836
Other liabilities	24,042	20,159
Total liabilities	540,347	485,670
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 10,754,489 and 9,974,138 shares issued and outstanding, aggregate liquidation value of $268,862 and $249,353, at December 31, 2010
and December 31, 2009, respectively)	268,862	249,353
Common stock (par value $0.01 per share; 150,000,000 shares
authorized; 17,468,327 shares issued and outstanding at December 31, 2010
and December 31, 2009)	175	175
Capital in excess of par value	78,209	97,718
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(443,499)	(405,917)
Accumulated other comprehensive loss, net of taxes	(6,123)	(4,713)
Total International Textile Group, Inc. stockholders’ deficit	(102,787)	(63,795)
Noncontrolling interests	(1,818)	2,764
Total stockholders' deficit	(104,605)	(61,031)
Total liabilities and stockholders' deficit	$435,742	$424,639
See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
	Year Ended December 31,
	2010	2009
		(As recast)
Net sales	$616,130	$659,264
Cost of goods sold	568,098	633,826
Gross profit	48,032	25,438
Selling and administrative expenses	50,792	59,572
Provision for (recovery of) bad debts	77	(1,921)
Expenses associated with refinancing activities	-	12,781
Other operating income - net	(5,805)	(11,429)
Restructuring charges	47	3,068
Goodwill impairment charges	-	15,087
Other impairment charges	-	1,442
Income (loss) from operations	2,921	(53,162)
Non-operating other income (expense):
Interest income	513	669
Interest expense - related party	(24,490)	(14,645)
Interest expense - third party	(18,683)	(46,106)
Write-off of deferred financing costs	-	(348)
Loss on deconsolidation of subsidiaries	-	(103,724)
Other income (expense)	(3,442)	6,882
Total non-operating other expense	(46,102)	(157,272)
Loss from continuing operations before income taxes and equity in
income (loss) of unconsolidated affiliates	(43,181)	(210,434)
Income tax expense	(3,025)	(6,144)
Equity in income (loss) of unconsolidated affiliates	(92)	546
Loss from continuing operations	(46,298)	(216,032)
Loss from discontinued operations, net of tax	(6)	(936)
Net loss	(46,304)	(216,968)
Less: net loss attributable to noncontrolling interests	(8,722)	(8,654)
Net loss attributable to International Textile Group, Inc.	$(37,582)	$(208,314)

Net loss attributable to International Textile Group, Inc.	$(37,582)	$(208,314)
Accrued preferred stock dividends	(19,509)	(18,093)
Net loss applicable to common stock of International Textile Group, Inc.	$(57,091)	$(226,407)

Net loss per share applicable to common stock of
International Textile Group, Inc., basic:
Loss from continuing operations	$(3.27)	$(12.94)
Loss from discontinued operations	-	(0.05)
	$(3.27)	$(12.99)
Net loss per share applicable to common stock of
International Textile Group, Inc., diluted:
Loss from continuing operations	$(3.27)	$(12.94)
Loss from discontinued operations	-	(0.05)
	$(3.27)	$(12.99)

Weighted average number of shares outstanding - basic	17,468	17,428
Weighted average number of shares outstanding - diluted	17,468	17,428

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss
(Amounts in thousands, except share data)

	International Textile Group, Inc. Shareholders
	Preferred stock		Common stock		Capital in excess of	Treasury stock	Retained earnings (accum- ulated	Accum- ulated other compre- hensive income	Non- controlling
	Shares	Amount	Shares	Amount	par value	amount	deficit)	(loss)	interests	Total

Balance at December 31, 2008 as reported	9,250,409	$231,260	17,468,327	$175	$114,943	$(411)	$(305,796)	$8,697	$11,041	$59,909
Effect of LIFO termination							12,669			12,669
Balance at December 31, 2008 (as recast)	9,250,409	231,260	17,468,327	175	114,943	(411)	(293,127)	8,697	11,041	72,578

Comprehensive loss for the twelve
months ended December 31, 2009:
Net loss	—	—	—	—	—	—	(208,314)	—	(8,654)	(216,968)
Foreign currency translation adjustment	—	—	—	—	—	—	—	766	(18)	748
Actuarial gains on benefit plans, net of taxes								202		202
Net comprehensive loss	—	—	—	—	—	—	(208,314)	968	(8,672)	(216,018)
Capital contributions from minority
stockholders	—	—	—	—	—	—	—	—	3,000	3,000
Deconsolidation of subsidiaries	—	—	—	—	—	—	95,524	(14,378)	(2,605)	78,541
Amortization of unearned compensation	—	—	—	—	868	—	—	—	—	868
Preferred stock dividends	723,729	18,093	—	—	(18,093)	—	—	—	—	—
Balance at December 31, 2009 (as recast)	9,974,138	249,353	17,468,327	175	97,718	(411)	(405,917)	(4,713)	2,764	(61,031)

Comprehensive loss for the twelve
months ended December 31, 2010:
Net loss	—	—	—	—	—	—	(37,582)	—	(8,722)	(46,304)
Actuarial losses on benefit plans, net of taxes								(1,410)		(1,410)
Net comprehensive loss	—	—	—	—	—	—	(37,582)	(1,410)	(8,722)	(47,714)
Capital contributions from minority
stockholders	—	—	—	—	—	—	—	—	1,200	1,200
Conversion to equity of note payable to
joint venture partner	—	—	—	—	—	—	—	—	2,940	2,940
Preferred stock dividends	780,351	19,509	—	—	(19,509)	—	—	—	—	—
Balance at December 31, 2010	10,754,489	$268,862	17,468,327	$175	$78,209	$(411)	$(443,499)	$(6,123)	$(1,818)	$(104,605)

See accompanying Notes to Consolidated Financial Statements

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
	Year Ended
	December 31,
	2010	2009
OPERATIONS		(As recast)
Net loss	$(46,304)	$(216,968)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Non-cash loss on deconsolidation of subsidiaries	-	101,976
Non-cash impairment charges	-	16,759
Provision for (recovery of) bad debts	41	(1,902)
Depreciation and amortization of property, plant and equipment	21,105	33,621
Amortization of deferred financing costs	2,040	3,860
Amortization of other intangible assets	-	267
Write-off of deferred financing costs	-	348
Amortization of stock-based compensation	-	868
Deferred income taxes	1,078	863
Equity in (income) loss of unconsolidated affiliates	92	(546)
Change in reserve for losses on inventory purchase commitments	(209)	(6,237)
Gain on sale of assets	(1,696)	(1,502)
Noncash interest expense	30,553	36,107
Foreign currency exchange losses	1,361	901
Contributions to pension and postretirement benefit plans	(1,560)	(1,568)
Change in operating assets and liabilities:
Accounts receivable	(13,784)	(130)
Inventories	(13,355)	31,056
Other current assets	(3,489)	1,399
Accounts payable and accrued liabilities	8,711	12,392
Income taxes payable	(364)	2,386
Other	953	157
Net cash provided by (used in) operating activities	(14,827)	14,107

INVESTING
Capital expenditures	(3,770)	(5,578)
Effect on cash from deconsolidation of subsidiaries	-	(29,911)
Distributions from unconsolidated affiliates	750	1,750
Proceeds from sale of property, plant and equipment	2,120	2,683
Net cash used in investing activities	(900)	(31,056)

FINANCING
Proceeds from issuance of term loans	127	-
Repayment of term loans	(7,812)	(3,660)
Net borrowings (repayments) under revolver loans	8,946	(3,963)
Proceeds from short-term borrowings	455	3,215
Payment of financing fees	(50)	(1,538)
Repayment of capital lease obligations	(614)	(888)
Proceeds from issuance of senior subordinated notes - related party	12,000	-
Capital contributions from minority stockholders	1,200	3,000
Increase (decrease) in checks issued in excess of deposits	(298)	1,038
Net cash provided by (used in) financing activities	13,954	(2,796)

Effect of exchange rate changes on cash and cash equivalents	(383)	(673)
Net change in cash and cash equivalents	(2,156)	(20,418)
Cash and cash equivalents at beginning of period	6,046	26,464
Cash and cash equivalents at end of period	$3,890	$6,046

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$2,091	$3,268
Cash payments for interest	$8,941	$10,789
Noncash investing and financing activities:
Accrued preferred stock dividend	$19,509	$18,093
Conversion to equity of note payable to joint venture partner	$2,940	$-
Additions to property, plant and equipment using
deposits or trade credits	$20	$-
Capital lease obligations incurred to acquire assets	$-	$41

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

The Company believes it is one of the world’s largest and most diversified producers of denim fabrics and the largest producer of better denim fabrics for products distributed through department stores and specialty retailers. In addition, the Company believes it is one of the largest worsted wool manufacturers and commission printers and finishers in North America, and is a leading developer, marketer and manufacturer of other fabrics and textile products. As described in more detail in Note 2, certain of the Company’s former subsidiaries (referred to collectively as Global Safety Textiles Holdings LLC and subsidiaries, or “GST”), engaged in the automotive safety business, were deconsolidated from the Company on June 30, 2009. Such deconsolidated subsidiaries operated principally in Germany, the United States, Mexico, Poland, Romania, the Czech Republic, China and South Africa, and their results of operations and cash flows were included in the Company’s consolidated financial statements through June 30, 2009. As such, the results of operations and cash flows included in this Form 10-K for the year ended December 31, 2009 include GST’s results and cash flows for the six months ended June 30, 2009 and, as a result, comparability to the Company’s results of operations and cash flows for the year ended December 31, 2010 may be limited.

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of International Textile Group, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates in which the Company owns 20% to 50% of the voting stock or has significant influence are accounted for using the equity method. In addition, the Company evaluates its relationships with other entities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-25, “Consolidation – Recognition – Variable Interest Entities”, to identify whether they are variable interest entities as defined therein and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FASB ASC 810-10-25.

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

(e) Inventories

Inventories represent direct materials, labor and overhead costs incurred for products not yet delivered. Inventories are valued at the lower of cost or market value. Effective in the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The Company applied this change in method of inventory valuation by retrospective application to its prior year financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) (see Note 3). The Company believes the FIFO method is more appropriate because the FIFO method is used predominately in the industry in which the Company operates, and therefore the change makes the comparison of results among companies in the industry more meaningful. The Company also believes that the FIFO method provides a more meaningful presentation of financial position because the FIFO method more accurately reflects the current value of inventories on the consolidated balance sheet, and the change also conforms all of the Company’s inventories to a single costing method for both financial reporting and income tax purposes.  ITG reviews its inventory to identify excess or slow moving products, discontinued and to-be-discontinued products, and off-quality merchandise, on a monthly basis. For those items in inventory that are so identified, ITG estimates their market value based on historical and current realization trends. This evaluation requires forecasts of future demand, market conditions and selling prices. If the forecasted market value is less than cost, ITG writes down the value of its inventory to reflect the lower value of that inventory. This methodology recognizes inventory exposures at the time such losses are evident rather than at the time goods are actually sold.

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

(g) Property, Plant and Equipment and Long-lived Assets Held for Sale

Property, plant and equipment are stated at cost less accumulated depreciation. Plant and equipment under capital leases are stated at the present value of minimum lease payments and amortization charges are included in depreciation expense. Depreciation and amortization of property, plant, and equipment is calculated over the estimated useful lives of the related assets principally using the straight-line method: 15 years for land improvements, 10 to 40 years for buildings and 2 to 12 years for machinery, fixtures, and equipment (see Note 5). Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. The Company capitalizes certain interest costs as a component of the cost of construction in progress. The Company has purchased land-use rights from government entities in certain foreign countries that allow the use of land for periods of up to 99 years. Such amounts, which are not significant to the Company’s consolidated balance sheet, are recorded in property, plant and equipment and are amortized over various periods in accordance with local government regulations. Renewals or betterments of significant items are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

At December 31, 2010, the Company had productive assets held for sale (property, plant and equipment at an estimated fair value, net of disposal costs) of $1.6 million (see Note 5). The Company allocates interest to discontinued operations based on debt that is required to be repaid as a result of the disposal transactions. Amounts of interest expense allocated to and included in discontinued operations for 2010 and 2009 was $0.4 million and $0.3 million, respectively.

(h) Goodwill, Intangible Assets and Deferred Charges

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles—Goodwill and Other”.. In October 2009, the Company changed the timing of its annual goodwill impairment testing from September 30 to October 1 of each fiscal year, and the Company also performed a goodwill impairment test on October 1, 2009 (see Note 6). The Company also tests goodwill for impairment between annual tests if events occur or circumstances change that raise questions about recoverability.

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

Costs incurred in connection with financing activities are deferred and amortized over the lives of the respective financing instruments using the straight-line method, which approximates the effective interest rate method, and are charged to interest expense. Recognition of such deferred costs may be accelerated upon certain modifications or exchanges of the underlying financing instruments.

(i) Impairment of Long-lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For assets held and used, an impairment may occur if projected undiscounted cash flows are not adequate to cover the carrying value of the assets. In such cases, additional analysis is conducted to determine the amount of loss to be recognized. The impairment loss is determined by the difference between the carrying amount of the asset and the fair value measured by future discounted cash flows or prices for similar assets. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical to determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. The Company reviews the estimated useful lives of intangible assets when impairment testing is performed. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount is amortized over the revised estimated useful life.

(j) Pensions and Postretirement Benefits

The valuation of pension and other postretirement benefit plans requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets, and liabilities. These assumptions include discount rates, investment returns, projected benefits and mortality rates. The actuarial assumptions used are reviewed annually and compared with external benchmarks to assure that they fairly account for future obligations. The discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. Returns on investments are based on long-term expectations given current investment objectives and historical results. In accordance with FASB ASC 715, “Compensation – Retirement Benefits”, the Company recognizes the funded status of each plan in the consolidated balance sheets.

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

(m) Income Taxes

The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions, the most significant of which are Mexico, China, and, through June 30, 2009, Germany. Income taxes are accounted for under the rules of FASB ASC 740, “Income Taxes”, and a full income tax provision is computed for each reporting period. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when, in the opinion of management, it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. In evaluating the future realization of its deferred tax assets, ITG considers both positive and negative evidence related to expected future reversals of existing taxable temporary differences, projections of future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and potential tax-planning strategies. The Company records interest and penalties related to income tax settlements in income tax expense in the consolidated statements of operations. Significant judgments are required in order to determine the realizability of the deferred tax assets. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods. For uncertain income tax positions on the Company’s income tax returns, the Company first determines whether it is more likely than not that each income tax position would be sustained upon audit. The Company then estimates and measures any tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. If the Company later modifies its evaluations, the Company records the related changes in the tax provision during the period in which such determinations are made.

(n) Derivative Instruments

The Company accounts for derivative instruments in accordance with FASB ASC 815, “Derivatives and Hedging”. Under these rules, all derivatives are required to be recognized on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. During 2010 and 2009, ITG did not have any instruments that were designated as hedging instruments and therefore, the gain or loss was recognized in earnings during the period of change.

(o) Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of FASB ASC 410, “Asset Retirement and Environmental Obligations”, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Any recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with FASB ASC 210-20, “Balance Sheet – Offsetting”. The Company accrues for losses associated with environmental remediation obligations not within the scope of FASB ASC 410 when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

(p) Stock-Based Compensation

The Company’s equity incentive plans are described more fully in Note 14. FASB ASC 718, “Compensation – Stock Compensation”, requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award. Unvested stock options are amortized on a straight-line basis over the entire remaining vesting periods as compensation expense based on the grant date fair value. Excess tax benefits related to stock option exercises are to be reflected as financing cash inflows.

(q) Foreign Currency Translation

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries that remain after the deconsolidation of GST on June 30, 2009. See Note 2.  For a foreign subsidiary that uses the U.S. dollar as its functional currency, the effects of remeasuring assets and liabilities into U.S. dollars are included in the results of operations in “other (income) expense, net.” Prior to the deconsolidation of GST, the Company has determined that the U.S. dollar or the Euro was the appropriate functional currency for certain of its foreign subsidiaries with local currencies other than the U.S. dollar or Euro, as the case may be. Accordingly, the translation effects of these financial statements are included in the results of operations in “other (income) expense, net.” Financial statements of certain GST foreign operations were prepared using the local currency as the functional currency. For those operations, assets and liabilities were translated into U.S. dollars using period-end exchange rates and income and expenses were translated at average monthly exchange rates. Net changes resulting from such translation were recorded as a component of translation adjustments in “accumulated other comprehensive income (loss)” as a component of stockholders’ equity (deficit) in the Company’s consolidated balance sheets (see below for a discussion of certain proceedings under chapter 11 of title 11 of the U.S. Bankruptcy Code relating to GST which was deconsolidated as of June 30, 2009).

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

(s) Segment Information

The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The reporting of the Company’s operations to the CODM in five segments is consistent with how the Company is managed and how resources are allocated by the CODM. On March 31, 2011, the Company entered into an asset purchase agreement to sell certain assets related to its jacquard fabrics business in the interior furnishings segment, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The results of operations related to the jacquard fabrics business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

(t) Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts recorded in the consolidated financial statements and the related notes to consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of trade receivables, inventories, goodwill, intangible assets, other long-lived assets, guarantee obligations, indemnifications and assumptions used in the calculation of income taxes, pension and postretirement benefits and of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the environmental costs, among others. These estimates and assumptions are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. Management monitors economic conditions and other factors and will adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile foreign currencies and equity share values as well as changes in global consumer spending can increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ from these estimates under different assumptions or conditions. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements for future periods. Management believes that its estimates impacting the accompanying consolidated financial statements, including for these matters, are reasonable based on facts currently available.

(u) Research and Development Expenses

Research and development costs are charged to operations when incurred and are recorded as a component of selling and administrative expenses in the accompanying consolidated statements of operations. Costs associated with research and development for the 2010 and 2009 fiscal years were approximately $7.4 million and $8.8 million, respectively.

(v) Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were approximately $0.2 million and $0.5 million during the 2010 and 2009 fiscal years, respectively, and were recorded as a component of selling and administrative expenses in the accompanying consolidated statements of operations.

(w) Fiscal Year

The Company uses a calendar fiscal year from January 1 to December 31.

Recently Adopted Accounting Pronouncements

On January 1, 2010, the Company adopted amendments to FASB ASC 860, “Transfers and Servicing.” FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. Because the Company does not engage in significant transfers of financial assets, the adoption of this standard did not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 amends the criteria for performing step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, step 2 of the goodwill impairment test will be required if qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. The provisions of ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will adopt the provisions of ASU 2010-28 in 2011 and does not expect that its adoption will have a material impact on the Company’s results of operations, financial condition or cash flows.

Note 2 Bankruptcy of Certain Subsidiaries in 2009

Global Safety Textiles Holdings LLC (“GST Holdings”) was formerly a wholly owned subsidiary of the Company, and was the holding company that directly or indirectly owned substantially all of the subsidiaries through which the Company’s automotive safety group operated (automotive airbag curtain fabric and automotive airbag cushions businesses). GST Holdings and certain of its subsidiaries were parties to a credit facility (the “Automotive Safety Facility”) which matured on June 30, 2009. Amounts outstanding under the Automotive Safety Facility, which approximated $199 million on an as-converted to U.S. dollars basis at maturity, were not repaid prior to, or upon, maturity.

On June 30, 2009 (the “Petition Date”), GST Holdings and all of its direct and indirect U.S. subsidiaries including, but not limited to, Global Safety Textiles LLC and GST Automotive Safety Components International, Inc., and Global Safety Textiles Acquisition GmbH (“GST Acquisition GmbH”) and GST Widefabric International GmbH (“GST Widefabric”) (GST Holdings and such subsidiaries collectively referred to as the “Debtors”) filed voluntary petitions for relief (collectively, the “GST Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). With the exception of GST Acquisition GmbH and GST Widefabric, GST Holdings’ subsidiaries and operations outside the United States were not party to or included in the GST Bankruptcy Filing. The Company did not expect that it would regain control of the Debtors and, accordingly, the Company deconsolidated GST Holdings and its subsidiaries (collectively, “GST”) on the Petition Date. The Debtors managed their properties and operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court from the Petition Date until January 8, 2010. On January 8, 2010, the plan of reorganization of the Debtors under the Bankruptcy Code was deemed effective. As a result, the Company did not regain control of GST and, as of January 8, 2010, no longer had an ownership interest in GST. This reorganization transaction was not consummated with a related party of the Company.

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

Global Safety Textiles Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)
June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$29,911
Accounts receivable, net	41,888
Sundry notes and receivables	3,606
Inventories	34,847
Deferred income taxes	1,679
Prepaid expenses	1,182
Other current assets	3,396

Total current assets	116,509
Property, plant and equipment, net	163,493
Intangibles and deferred charges, net	2,039
Deferred income taxes	78
Other assets	657

Total assets	$282,776

Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of bank debt and other long-term obligations	$199,025
Notes payable to joint venture partners	780
Accounts payable	19,979
Notes and accounts payable to related parties	86,245
Sundry payables and accrued liabilities	32,782
Income taxes payable	105
Deferred income taxes	4

Total current liabilities	338,920
Long-term debt and other obligations, net of current maturities	797
Deferred income taxes	5,503
Other liabilities	1,653

Total liabilities	346,873
Stockholder’s deficit:
Global Safety Textiles Holdings LLC’s stockholders’ deficit	(66,702)
Noncontrolling interests	2,605

Total stockholders’ deficit	(64,097)

Total liabilities and stockholders’ deficit	$282,776

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

Prior to the deconsolidation of GST on June 30, 2009, GST incurred and paid expenses of $12.8 million in the six months ended June 30, 2009, consisting primarily of consulting and legal fees associated with the consideration of various refinancing alternatives related to the Automotive Safety Facility. Prior to the GST Bankruptcy Filing, the Company was engaged in discussions with various lenders with respect to potential financing arrangements and alternatives; however, such costs through June 30, 2009 were exploratory in nature and not directly related to an actual refinancing plan and, therefore, were expensed as incurred. See Note 10 for a discussion of the income tax effects related to the deconsolidation of GST.

Note 3 Inventories

The major classes of inventory are as follows (in thousands):

	December 31,	December 31,
	2010	2009
		(as recast)
Inventories at FIFO:
Raw materials	$20,584	$12,348
Work in process	38,572	34,579
Finished goods	45,076	44,144
Dyes, chemicals and supplies	14,747	14,553
	$118,979	$105,624

Effective in the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the LIFO method to the FIFO method. The Company applied this change in method of inventory valuation by retrospective application to its prior year financial statements in accordance with GAAP.  The Company believes the FIFO method is more appropriate because the FIFO method is used predominately in the industry in which the Company operates, and therefore the change makes the comparison of results among companies in the industry more meaningful. The Company also believes that the FIFO method provides a more meaningful presentation of financial position because the FIFO method more accurately reflects the current value of inventories on the consolidated balance sheet, and the change also conforms all of the Company’s inventories to a single costing method for both financial reporting and income tax purposes.  The impact of the change in method of accounting on certain financial statement line items is as follows (amounts in thousands, except per share data):

Increase/(Decrease)
December 31,
2009

Balance Sheet:
Inventories	$7,035
Current deferred income tax assets	1,369
Noncurrent deferred income tax liabilities	1,369
Accumulated deficit	(7,035)

Increase/(Decrease)
	For the Year Ended
	December 31,	December 31,
	2010	2009
Statements of Operations:
Cost of goods sold	$(2,129)	$5,634
Income/loss from continuing operations	2,129	5,634
Net loss	(2,129)	5,634
Per share of common stock (basic and diluted):
Net loss per share applicable to
common stock of International Textile
Group, Inc.	(0.12)	0.32

Statements of Cash Flows:
Net loss	(2,129)	5,634
Change in inventories	2,129	5,634
Net cash provided by (used in) operating
activities	—	—

The change in inventory accounting from LIFO to FIFO resulted in a decrease of $12.7 million in the Company’s accumulated deficit at December 31, 2008 and had no effect on income tax expense in 2010 or 2009 due to the Company’s net operating loss carryforwards and related valuation allowances in each period (see Note 10).

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

The aggregate summarized unaudited financial information of the Company’s investments in unconsolidated affiliates is set forth below (in thousands).

	December 31,	December 31,
	2010	2009
Current assets	$12,369	$11,020
Noncurrent assets	9,403	8,860
Current liabilities	3,189	1,461
Noncurrent liabilities	96	75
Net sales	60,142	42,589
Gross profit	3,756	3,698
Net income	1,266	2,758

Results of operations included in the above table include various related party transactions entered into in the normal course of business with the Company (see Note 16). Such related party transactions have been eliminated through the cost of goods sold and the equity in income (loss) of unconsolidated affiliates lines in the Company’s consolidated statements of operations. The Company assigned no values to noncurrent assets acquired in connection with the formation of ITG Holdings, Inc. (except for noncurrent assets applicable to minority interest) due to the existence of negative goodwill in accordance with GAAP. Accordingly, no value was assigned to the Company’s noncurrent investments in unconsolidated affiliates upon formation of the Company. At December 31, 2010 and 2009, the Company’s recorded investment in Summit Yarn was approximately $8.9 million less than the value of its interest in Summit Yarn equity due to the above referenced purchase accounting adjustments.

Note 5 Property, Plant, and Equipment and Long-Lived Assets Held for Sale

Property, plant, and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009
Land and land improvements	$3,440	$3,469
Buildings	76,376	76,767
Leasehold improvements	1,852	1,823
Machinery and equipment	201,578	204,625
Construction in progress	3,604	4,041
Equipment under capital leases	13,536	13,601
	300,386	304,326
Less: accumulated depreciation	89,577	74,229
	$210,809	$230,097

The Company periodically performs assessments of the useful lives of its depreciable assets. In evaluating useful lives, the Company considers how long assets will remain functionally efficient and effective given such factors as quality of construction and estimated economic environments, competitive factors and technological advancements. If the assessment indicates that an asset may be used for a longer or shorter period than previously estimated, the useful life of such asset is revised, resulting in a change in estimate. Changes in estimates are accounted for on a prospective basis by depreciating the asset’s current carrying value over its revised estimated remaining useful life. During 2010, the Company reviewed the accounting policies for depreciable lives and determined that a change in estimate of depreciable lives has occurred for certain buildings and heavy machinery and equipment. This change in estimate resulted in a decrease in depreciation expense of approximately $2.5 million for the year ended December 31, 2010, which primarily impacted the Company’s bottom-weight woven fabrics segment. Depreciation and amortization expense related to property, plant and equipment was $21.1 million and $33.6 million for the 2010 and 2009 fiscal years, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. Impairment charges related to property, plant and equipment are reflected in “Other impairment charges” in the accompanying consolidated statements of operations. Such charges have no impact on the Company’s cash flows or liquidity.  The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets. Any decline in economic conditions could result in future additional impairment charges with respect to the Company’s long-lived assets such as property, plant and equipment. In December 2008, the Company was notified of the closing of the cut/sew/laundry operation owned by a significant customer of Cone Denim de Nicaragua (“CDN”) in Central America, and the Company believed that no similar cut/sew/laundry operations were likely to be established or developed in the near future in that region. In April 2009 the Company decided to idle its CDN facility and continues to monitor its strategic alternatives in the region. In 2009, the Company identified a group of ring-spinning assets located at the Company’s White Oak plant for disposition via sale to a third-party. The total estimated resale value was compared to the recorded net book value of the assets to be disposed, resulting in an impairment loss of $0.4 million which was recognized in 2009.

At December 31, 2010, the Company had $1.6 million of long-lived assets held for sale consisting primarily of machinery and equipment related primarily to $1.2 million in the interior furnishings segment, included in discontinued operations, and $0.4 million in the bottom-weight woven fabrics segment. Such long-lived assets held for sale are classified as current assets in the December 31, 2010 consolidated balance sheet because the Company expects to sell these assets in 2011. On March 31, 2011, the Company entered into an asset purchase agreement to sell certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The purchase price includes $6.4 million in cash and a promissory note for $1.1 million to be repaid in eleven monthly installments. The jacquard fabrics business had net sales of $16.5 million and $13.9 million in 2010 and 2009, respectively, and pre-tax losses of $0.0 million and $0.9 million, respectively. The results of operations related to the jacquard fabrics business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

Note 6 Goodwill, Intangible Assets and Deferred Charges

Goodwill, intangible assets and deferred charges are comprised of the following (in thousands):

		December 31, 2010			December 31, 2009
	Range of	Gross	Accumulated		Gross	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

Goodwill	N/A	$2,740	$—	$2,740	$2,740	$—	$2,740

Other intangible assets	N/A	$200	$—	$200	$200	$—	$200
Amortizable intangbile assets
and deferred charges:
Deferred financing costs	2-7	5,898	(4,845)	1,053	5,846	(2,805)	3,041
Other	4.5	100	(100)	—	100	(100)	—
Total		$6,198	$(4,945)	$1,253	$6,146	$(2,905)	$3,241

Impairment charges related to goodwill and other intangible assets are reflected in “Goodwill impairment charges” and “Other impairment charges”, respectively, in the accompanying consolidated statements of operations. Such charges have no impact on the Company’s cash flows or liquidity. The following table reflects the changes in the net carrying amount of goodwill (in thousands):

	Automotive
	Safety Business
	in the	Commission
	All Other	Finishing	Total
	Segment	Segment	Goodwill
Balance at December 31, 2008:
Goodwill	$50,058	$2,740	$52,798
Accumulated impairment losses	(34,971)	—	(34,971)
Total goodwill	15,087	2,740	17,827

Changes during the period:
Impairment losses	(15,087)	—	(15,087)

Balance at December 31, 2009:
Goodwill	50,058	2,740	52,798
Accumulated impairment losses	(50,058)	—	(50,058)
Total goodwill	—	2,740	2,740

Changes during the period:
None	—	—	—

Balance at December 31, 2010:
Goodwill	50,058	2,740	52,798
Accumulated impairment losses	(50,058)	—	(50,058)
Total goodwill	$—	$2,740	$2,740

During 2009, the Company completed an assessment for impairment of the carrying values of its goodwill and other intangible assets associated with its automotive safety unit because of the projected reductions and weakened demand for GST automotive safety products in the U.S. region. Based on the results of the review performed in 2009, it was estimated that the fair value of the goodwill and intangible assets assigned to the automotive safety unit were each zero and, accordingly, the Company recognized pre-tax non-cash impairment charges of $15.1 million for goodwill and $1.0 million for its intangible asset related to customer relationships in 2009.

The estimation of the fair value in 2009 was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived weighted average cost of capital (“WACC”), which cost of capital was estimated with the assistance of a third-party service provider. The income approach was determined to be the most representative because there was not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of the reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350, “Intangibles—Goodwill and Other.” The determination of future cash flows was based on the reporting unit’s plans and long-range planning forecasts. The revenue growth rates included in the plans were based on industry specific data. In determining such rates, the Company used external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards. The projected profit margin assumptions included in the plans were based on the Company’s then-current cost structure and anticipated cost reductions. The Company employed a WACC approach to determine its discount rate of approximately 12% for goodwill recoverability testing. The Company’s WACC calculation included factors such as the risk-free rate of return, cost of debt and expected equity premiums. Other valuation methods, such as a market approach utilizing market multiples, were used to corroborate the discounted cash flow analysis performed at the reporting unit. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different. The remaining goodwill balance at December 31, 2010 and 2009 of $2.7 million relates to the commission finishing segment and required no impairment as a result of the Company’s annual evaluation as of October 1, 2010 or 2009.

The following table reflects the changes in the net carrying amount of other intangible assets (in thousands):

Other Intangible
Assets
Balance at December 31, 2008	$9,302
Payment of financing fees	1,538
Write-off of deferred financing fees	(348)
Amortization	(4,127)
Impairment charges	(1,028)
Foreign currency translation adjustments	(57)
Deconsolidation of Debtors	(2,039)
Balance at December 31, 2009	3,241
Payment of financing fees	50
Amortization	(2,040)
Foreign currency translation adjustments	2
Balance at December 31, 2010	$1,253

Amortization expense for intangibles and deferred charges for the 2010 and 2009 fiscal years was $2.0 million and $4.1 million, respectively. The estimated future amortization expense for definitive-lived intangibles and deferred charges, based on current balances is as follows (in thousands):

2011	$774
2012	93
2013	93
2014	93

Note 7 Sundry Payables and Accrued Liabilities

The major categories of sundry payables and accrued liabilities are as follows (in thousands):
	December 31,	December 31,
	2010	2009

Accrued salaries and benefits	$6,410	$7,157
Accrued interest	2,321	573
Reserves related to restructuring
and early retirement severance
and benefits	136	1,142
All other	14,170	13,976
Total	$23,037	$22,848

Note 8 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009
Revolving loans:
ITG, Inc.	$35,778	$26,831
Term loans:
Burlington Morelos S.A. de C.V.	6,595	7,595
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	8,737	10,878
ITG-Phong Phu Limited Company	17,840	22,300
Cone Denim de Nicaragua	37,997	37,764
Other:
Senior subordinated notes	51,619	45,789
Senior subordinated notes - related party	103,669	80,894
Unsecured subordinated notes - related party	85,588	71,873
Capitalized lease obligations	9,529	10,144
Notes payable to joint venture partners	—	2,940
Other notes payable	130	12
Total long-term debt	392,424	351,962
Less: current portion of long-term debt	(68,058)	(50,801)
Total long-term portion of long-term debt	$324,366	$301,161

Revolving and Term Loans and Factoring Agreements

The following discussion of the Company’s revolving and term loans is as of December 31, 2010, giving continued effect to that certain Bank Credit Agreement and Term Loan Agreement entered into on December 29, 2006 by the Company and certain of its subsidiaries.  As described in more detail in Note 25 to the consolidated financial statements, “Subsequent Events,” in March 2011, the Company refinanced its outstanding amounts under, and replaced, its then-existing Bank Credit Agreement and Term Loan Agreement. In March 2011, the Company and certain of its U.S. subsidiaries entered into each of the 2011 Credit Agreement and the Mexican Term Loan. In addition, in March 2011, the Company entered into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company agreed to sell certain of its receivables (“Specified Receivables”) to B of A on a non-recourse basis. Also in connection with the Mexican Term Loan, the Company’s wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a receivables factoring agreement under which Parras Cone has agreed to sell its accounts receivable to the lender under the Mexican Term Loan, on a recourse basis, in an amount not to exceed $14.7 million. Obligations under the then-existing Bank Credit Agreement and Term Loan Agreement were due within one year of December 31, 2010 but, as a result of the entry into the 2011 Credit Agreement and the Mexican Term Loan, certain amounts have been classified as long-term debt in the accompanying December 31, 2010 consolidated balance sheet.

On December 29, 2006, the Company and certain of its subsidiaries entered into each of the Bank Credit Agreement and the Term Loan Agreement. Pursuant to the terms of the Bank Credit Agreement, mandatory prepayments were required (i) if the Company sold assets that are part of its borrowing base and (ii) from time to time to the extent that the value of the borrowing base, based on updated appraisals, was lower than its value as of December 29, 2006. The Term Loan Agreement provided for a term loan in the original amount of $15.0 million. The Term Loan required the repayment of $0.3 million in principal per quarter, which commenced in March 2007, with a final payment of the then outstanding principal balance due at maturity.

The Bank Credit Agreement provided for, among other things: (i) a maturity date for all outstanding borrowings under the Bank Credit Agreement of March 31, 2011; (ii) a limit on borrowings under the revolving credit facility, including the letter of credit sub-facility, thereunder, of an aggregate principal amount of $75.0 million; (iii) a London Interbank Offered Rate (“LIBOR”) floor on borrowings outstanding; and (iv) a requirement to repay certain borrowings outstanding with the proceeds from any sale of certain assets. The Term Loan Agreement provided for, among other things: (i) a maturity date of March 31, 2011; (ii) a LIBOR floor on borrowings outstanding; and (iii) certain requirements to repay borrowings outstanding thereunder with the proceeds from any sale of certain assets.

The obligations of the Company (and certain of its subsidiaries) under the Bank Credit Agreement were secured by certain of the Company’s (and its subsidiaries’) U.S. assets, a pledge by the Company of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The obligations of Burlington Morelos under the Term Loan Agreement were secured by a pledge of substantially all the property, plant and equipment of its wholly owned subsidiary, Parras Cone de Mexico, S.A. de C.V.

The revolving credit facility required the payment of a commitment fee of 1.0% annually, depending on amounts borrowed, payable monthly. At December 31, 2010, there was $35.8 million outstanding under the Bank Credit Agreement at a weighted average interest rate of 5.7%, and $6.6 million outstanding under the Term Loan Agreement at a weighted average interest rate of 5.8%. In addition, a subsidiary of Burlington Morelos has obtained short-term financing from certain cotton suppliers in the amount of $8.5 million at December 31, 2010.

The Bank Credit Agreement contains certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). The Company was required to maintain availability or average adjusted availability at or above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which could have impacted or restricted the Company’s ability to operate its business in the ordinary course. The following describes the actions that could have been taken by the lenders or limitations that may have been imposed upon the Company under the Bank Credit Agreement at certain availability or average adjusted availability levels:

•
If average adjusted availability was less than $22.5 million or if availability was less than $12.5 million, the Company was restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At December 31, 2010, average adjusted availability was approximately $21.9 million and availability was $19.8 million, and the Company was subject to such restrictions.

•
If availability was less than $17.5 million, the Company was required to comply with a specified fixed charge coverage ratio (as defined) of 1.05:1. The Company was not subject to the fixed charge coverage ratio at December 31, 2010; however, if such ratio was applicable, the Company would have been able to comply therewith as of such date;

•
If availability and/or average adjusted availability fell below certain other predefined levels, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), could have been requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of a Support Agreement; and

•
If availability and/or average adjusted availability fell below certain other predefined levels, additional reporting requirements and restrictions may have applied, including weekly collateral reporting, limits on the Company’s ability to dispose of assets, and periodic certifications summarizing capital expenditures.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.7% at December 31, 2010. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals. In addition, Cone Denim (Jiaxing) Limited has obtained short-term working capital loans from various Chinese financial institutions in an aggregate amount of $24.0 million at December 31, 2010. The shareholders of Cone Denim (Jiaxing) Limited, including the Company, have previously advanced unsecured non-interest bearing loans to Cone Denim (Jiaxing) Limited totaling $6.0 million, with a maturity date in May 2012. Pursuant to their terms, these loans were converted to equity in Cone Denim (Jiaxing) Limited in 2010. Loans and investments made by the Company have been eliminated in the Company’s consolidated financial statements. Because the Company consolidates this joint venture, the $2.9 million loan payable to the minority shareholder of the joint venture was included in the consolidated balance sheet line “Note payable to joint venture partner” prior to its conversion. Such amount is included in the consolidated balance sheet line “Noncontrolling interests” subsequent to its conversion.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments, which began in November 2009. In May 2010, the financing agreement was amended to extend the maturity date thereof from August 2011 to August 2013 and to change the interest rate to six-month LIBOR plus 3.0% for U.S. dollar loans. This amendment also specified that the lender has the right to immediately call this debt if Jiaxing Burlington Textile Company incurs a book loss under Chinese generally accepted accounting principles during the full fiscal year 2010. As of December 31, 2010, Jiaxing Burlington Textile Company was in compliance with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At December 31, 2010, outstanding borrowings under this facility were $8.7 million with a weighted average interest rate of 5.8%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals. In addition, Jiaxing Burlington Textile Company has obtained short-term working capital loans from certain Chinese financial institutions in the amount of $4.3 million at December 31, 2010.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP”) entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At December 31, 2010, $17.8 million was outstanding under this facility with a weighted average interest rate of 7.6%. ITG-PP has entered into a seven year lease agreement for certain equipment with its joint venture partner that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement. Through December 31, 2010, ITG-PP had not paid $3.0 million of scheduled principal payments on this capital lease obligation.  In addition, ITG-PP has also obtained short-term working capital loans from certain financial institutions in the amount of $10.3 million at December 31, 2010. The Techcombank term and working capital loans, and the capital lease obligation, are non-recourse to the Company, but are secured by the assets of ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At December 31, 2010, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility. Through December 31, 2010, CDN had not made $4.7 million of scheduled term loan principal and interest payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition to the term loan agreement, the Company, as sponsor of CDN, has a Project Funds and Subordination Agreement that it has entered with those lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

As a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the creditors under CDN’s term loan are granted certain rights in addition to those under the term loan agreement, including certain rights with respect to the dissolution of CDN. Further, in April 2009, the Company received a Notice of Occurrence of a Material Adverse Change from Inter-American, as Agent, which states that the idling of the Nicaragua production facility and the failure to comply with certain obligations under the term loan agreement constitute a material adverse change (as defined) and, in accordance with the term loan agreement, must be remedied within thirty days of the date of the letter. Effective June 30, 2009, the Company and the lenders to CDN entered into an amendment and waiver agreement that waived, through June 15, 2010, any rights or remedies available to those lenders related to any claimed material adverse change. On July 26, 2010, the Company received a notice from Inter-American which states that the Company, pursuant to the Project Funds and Subordination Agreement, is required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date of this report on Form 10-K. The Company is reserving all of its rights with respect thereto, and believes that any such loan required ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Furthermore, the Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. Because of the uncertainties related to these issues, the Company has classified the entire amount of such debt as current as of December 31, 2010 and December 31, 2009. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to obtaining amendments or modifications to the terms of the agreement governing the loan.

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

In September 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an original face amount of $40.0 million. In connection with the entry into the Third Note Purchase Agreement Amendment, the WLR Affiliates purchased from the holders of the Notes an additional $17.5 million of the original Notes in December 2009, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The outstanding amount of such Tranche B Notes ($103.7 million at December 31, 2010, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s accompanying consolidated balance sheet at December 31, 2010. In August 2010, the Company and the Senior Subordinated Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which extended the maturity date of the Tranche B Notes from June 6, 2011 to June 6, 2012  Also under the Consent Agreement, as amended, the Company obtained the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and has issued and sold an additional $2.0 million of such Tranche B Notes as of January 31, 2011.

At December 31, 2010, $155.3 million aggregate principal amount of the Notes was outstanding (of which $103.7 million was held by the WLR Affiliates, including interest that has been converted to principal), at an interest rate of 12.0%. The Note Purchase Agreement contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the Note Purchase Agreement imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Note Purchase Agreement currently provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted to secure the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The right of the holders of the Notes to receive payment in respect of the Notes is subordinated to the right of the lenders under the Bank Credit Agreement and Term Loan Agreement to receive payment.

On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its receivables (“Specified Receivables”) to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of the Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Under such amendment, if the notional amount of Tranche A Notes is less than $6.0 million on June 6, 2011, the maturity date of the Tranche A Notes will be automatically extended to March 2015. Prior to entry into the Fifth Note Purchase Agreement Amendment, obligations under the Tranche A Notes were due within one year but, as a result of the extension of maturity contained in the Fifth Note Purchase Agreement Amendment, $51.6 million outstanding under the Tranche A Notes has been classified as long-term debt in the December 31, 2010 consolidated balance sheet. Also, on March 28, 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and related factoring facility to repay an equivalent amount of Tranche A Notes and on March 31, 2011 the Company used $20.5 million of proceeds from the 2011 Credit Agreement to repay an equivalent amount of Tranche A Notes. As of March 31, 2011, there was approximately $14.7 million of Tranche A Notes outstanding including accrued PIK Interest.

Unsecured Subordinated Notes—Related Party

As of December 31, 2010, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At December 31, 2010, $85.6 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

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

Debt Maturities

As of December 31, 2010, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $68.1 million, $210.3 million, $73.1 million, $5.2 million and $31.4 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described below, the Company has classified the entire amount of such debt as current as of December 31, 2010 and December 31, 2009.

On a pro forma basis, as if the refinancing transactions described above had taken place as of December 31, 2010, aggregate maturities of long-term debt for each of the next five 12-month periods would be as follows: $68.1 million, $28.5 million, $79.6 million, $11.8 million and $131.8 million.

Short-term Borrowings

Various subsidiaries of the Company had short-term borrowing arrangements (as described above) with certain financial institutions or suppliers in the aggregate amount of $47.3 million at December 31, 2010 and $46.0 million at December 31, 2009, with weighted average interest rates of 6.3% and 6.6%, respectively. The borrowings consist of lines of credit and other short-term credit facilities related primarily to our international operations and are used to fund working capital requirements within the respective subsidiaries.

For 2010 and 2009, the average balance of the Company’s short-term borrowings was $46.4 million and $44.6 million, respectively, with weighted average interest rates of 6.2% and 6.7%, respectively. The maximum month-end amount of the Company’s short-term borrowings in 2010 and 2009 was $49.7 million and $48.9 million, respectively.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of December 31, 2010, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of December 31, 2010 or December 31, 2009.

Note 9 Leases

As of December 31, 2010, minimum future obligations under capital leases and noncancelable operating leases were as follows (in thousands):

	Capital	Operating
	leases	leases
2011	$7,186	$3,423
2012	2,177	3,146
2013	1,937	1,916
2014	800	905
2015	—	506
Later years	—	1,054
Total minimum lease payments	12,100	$10,950
Less interest portion of payments	2,571
Present value of future minimum lease payments	$9,529

Capital leases are primarily for production machinery and equipment. Interest rates are imputed at 3.0% to 13.6%. Operating leases pertain to office facilities and a variety of machinery and equipment. Certain operating leases, principally for office facilities, contain escalation clauses for increases in operating costs, property taxes and insurance. For the 2010 and 2009 fiscal years, rental expense for all operating leases was $4.5 million and $6.2 million, respectively.

Note 10 Income Taxes

The Company files a consolidated U.S. federal income tax return with International Textile Group, Inc. as the parent company. The Company also has subsidiaries operating in various jurisdictions outside the United States and files income tax returns in the required jurisdictions. In certain foreign jurisdictions, the Company’s subsidiaries operate under a tax holiday program that provides a complete or a reduced tax rate for a designated period of time. Foreign entities record income tax expense based on the applicable laws and requirements of their respective tax jurisdictions. Certain amounts below for 2009 have been recast as a result of the change in accounting for certain inventories from the LIFO method to the FIFO method (see Note 3).

The U.S. and foreign components of loss from continuing operations before income taxes and equity in income (loss) of unconsolidated affiliates were as follows (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
		(As recast)

United States	$(28,283)	$(174,085)
Foreign	(14,898)	(36,349)
Total	$(43,181)	$(210,434)

Income tax expense attributable to loss from continuing operations consisted of (in thousands):

	December 31,	December 31,
	2010	2009
Current:
United States	$(32)	$133
Foreign	1,979	5,191
Total current	1,947	5,324
Deferred:
United States	360	—
Foreign	718	820
Total deferred	1,078	820
Total	$3,025	$6,144

The Company’s income tax expense for 2010 and 2009 is different from the amount computed by applying the U.S. federal income tax rate of 35% to loss from continuing operations before income tax expense as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2010	2009
		(As recast)
U.S. federal tax at statutory rate	$(15,113)	$(73,652)
State income taxes, net of federal effect	(627)	(1,379)
Foreign rate differential	9,054	12,551
Change in uncertain tax positions	—	866
Effect of changes in tax laws	—	3,742
Reconciliation of prior year provision to tax returns filed	1,673	(914)
Effects of changes in the estimated timing of reversals of temporary
differences within the tax holiday rate structure in China	(5,481)	—
Foreign earnings taxed in the U.S.	3,226	2,292
Goodwill impairment	—	1,715
Expiration of tax credits	907	60
Other	275	2,512
Deconsolidation adjustment	—	35,267
GST loss carryforwards retained	(29,997)	—
Change in valuation allowances	39,108	23,084
	$3,025	$6,144

The temporary basis differences that gave rise to deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	December 31, 2010		December 31, 2009
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets			(As recast)	(As recast)
Property, plant and equipment	$—	$13,763	$—	$13,249
Bad debt reserves	359	—	512	—
Inventories	2,499	—	2,417	—
Reserve for future expenses	519	393	726	456
Employee benefit plans	354	6,665	479	5,675
Unconsolidated affiliates	805	—	671	—
Net operating loss and credit carryforwards	—	144,001	—	104,216
Goodwill and other intangibles	—	175	—	—
Intercompany payables with foreign affiliates	12,299	—	8,403	—
Other	456	81	205	—
Valuation allowances	(15,179)	(147,489)	(11,368)	(108,658)
Subtotal	2,112	17,589	2,045	14,938

Deferred tax liabilities
Property, plant and equipment	—	(1,863)	—	(1,799)
Goodwill and other intangibles	—	(387)	—	(315)
Nonpermanently invested foreign earnings	—	(10,367)	—	(7,141)
Other	(2,993)	(4,474)	(1,893)	(5,217)
Subtotal	(2,993)	(17,091)	(1,893)	(14,472)
Total	$(881)	$498	$152	$466

Gross deferred tax assets as of December 31, 2010 were reduced by valuation allowances of $162.7 million for the portions of tax benefits that management considers it is more likely than not that some or all of its deferred tax assets will not be realized. The valuation allowance was increased by $42.6 million during 2010 primarily due to the addition of the GST net operating loss carryforwards described below. In determining whether it is more likely than not that deferred tax assets would be realized, the Company evaluates various sources of expected future taxable income such as the future reversal of existing taxable temporary differences, future taxable income exclusive of reversing taxable temporary differences and carryforwards, taxable income in prior carryback years, and tax planning strategies. The Company believes that the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. Gross deferred tax assets as of December 31, 2009 have been recast as a result of the change in accounting for certain inventories from the LIFO method to the FIFO method (see Note 3) as well as adjustments to gross deferred tax asset balances for certain credit carryforwards, the effect of which was offset by a valuation allowance.

As described in Note 2, the Debtors and their subsidiaries were deconsolidated on June 30, 2009 for financial reporting purposes under GAAP. Seven of the nine Debtor entities are U.S. companies, of which four are limited liability companies and are therefore disregarded under U.S. income tax rules. All of the operations of these U.S. Debtor entities were included in the Company’s 2009 income tax provisions through June 30, 2009 and in the Company’s tax return filings through January 8, 2010, resulting in an increase to the Company’s U.S. federal and certain state net operating loss carryforwards. On January 8, 2010, the plan of reorganization of the Debtors was deemed effective and resulted in an asset sale under the U.S. tax rules. As such, all deferred tax items related to the Debtors and their subsidiaries were realized as a result of the asset sale. The Company retains the benefit of all net operating losses generated through January 8, 2010 related to the Debtors and their subsidiaries. Taxable income or loss generated by the Debtors’ foreign entities remain with such foreign entities and therefore are not included in the accompanying income tax disclosures of the Company.  As a result of the asset sale transaction, the following taxable transactions occurred: cancellation of debt income of $38.1 million; an ordinary loss of $27.8 million; a capital loss of $1.7 million; and a bad debt deduction of $8.4 million.  These transactions impacted the Company’s deferred tax assets which were offset by valuation allowances and did not impact the Company’s 2010 income tax expense. No cash income taxes resulted from this asset sale transaction or as a result of Debtor’s U.S. operations being included in the Company’s tax filings due to the Company’s net operating loss carryforward position.

On December 7, 2009, Mexico published the 2010 Mexican Tax Reform Bill which was effective January 1, 2010. For consolidated tax returns in Mexico, entities with a taxable loss were previously required to generate taxable income within ten years of generating such a loss; otherwise the loss must be recaptured for tax purposes. The 2010 Mexican Tax Reform Bill reduced this ten year period to five years. As this provision is an acceleration of a tax recapture, rather than an incremental tax recapture, there is no impact on the Company’s consolidated statements of operations in 2010 or 2009 because the related effect has been accounted for as an uncertain tax position with 100% of the benefit not realized since the loss companies are not expected to generate income within the recapture periods. Under the new law, accumulated loss benefits through 2004 must be recaptured in 2010, however this tax recapture is payable over five years beginning in 2010. All losses subject to recapture after 2004 will follow the new five year recapture rule. A second tax recapture that is required by the 2010 Mexican Tax Reform Bill is the amount by which the separate company “Cuenta de Utilidad Fiscal Neta” (“CUFIN”) exceeds the consolidated group’s CUFIN. The CUFIN computation determines the amount of earnings that may be distributed as a dividend free of additional Mexican corporate income taxes. The differences as of 2004 must be recaptured in 2010 and paid over a five year period beginning in 2010; all differences after 2004 will follow the five year recapture rule. The Company’s 2009 consolidated income tax expense increased by approximately $3.7 million as a result of these new provisions related to recapture of consolidation benefits in Mexico. There is no significant impact on the 2010 tax expense.

FASB ASC 740-10-25, “Income Taxes – Other Considerations or Special Areas – Recognition”, states that all earnings of a foreign subsidiary are presumed to represent temporary differences in income recorded for financial reporting purposes and taxable income (and therefore requires deferred tax liabilities to be recorded) unless management asserts that the subsidiary has invested, or will invest, its undistributed earnings indefinitely in foreign jurisdictions. If this assertion can be supported, such temporary difference is treated as a permanent difference, and no deferred tax liability is required to be recorded. The indefinite reinvestment assertion is made by the Company on a subsidiary-by-subsidiary basis. The Company maintains that the undistributed earnings of the majority of its foreign subsidiaries and majority owned corporate joint ventures will be indefinitely reinvested in foreign jurisdictions; therefore no deferred tax liability has been recorded with respect to these subsidiaries’ earnings. Although a determination of the tax that would be due if such earnings were not indefinitely reinvested is not practicable, due to the significant U.S. net operating loss carryforwards and the U.S. full valuation allowance on such net deferred tax assets, any impact would not be material.

The Company’s apparel subsidiaries in China are taxed at preferential rates under a tax holiday which consists of a 0% tax rate for 2009, a 12.5% tax rate from 2010 through 2012, and 25% thereafter. Due to current operating losses, the benefit of this tax holiday is not readily determinable. The Company’s subsidiary in Nicaragua currently resides in a free trade zone and is taxed at a 0% tax rate for 10 years, which began in January 2008. In the eleventh year, the Nicaraguan subsidiary will be taxed at an 18% rate and then 30% thereafter. Due to current operating losses and the uncertainty related to the future operations of CDN, the benefit of operating in this free trade zone is not determinable. The Company’s subsidiary in Vietnam receives a preferential tax rate of 15% for a period of twelve years beginning in 2006 and is subject to a tax rate of 25% thereafter. However, this entity is afforded an exemption from paying corporate income tax for the first three years in which taxable income is generated and is only required to pay 50% of calculated taxes for the subsequent seven years. The Vietnamese entity currently has a cumulative operating loss and therefore does not benefit from the tax holiday. The Company currently has tax loss and credit carryforwards in the U.S., Mexico, and in various other foreign jurisdictions. The U.S. federal tax loss carryforward as of December 31, 2010 is $279.8 million and will expire in various amounts, and at various times, from 2025 through 2030. U.S. state net operating loss carryforwards, prior to state apportionment, were $177.1 million at December 31, 2010 and expire on various dates from 2025 to 2030.  North Carolina and South Carolina jobs tax credit carryforwards of $28.8 million at December 31, 2010 expire in various amounts, and at various times, from 2016 through 2021.

The Company’s liability for uncertain tax positions at December 31, 2010 related primarily to U.S. and Mexico tax jurisdictions. A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows (in thousands):

Gross unrecognized tax benefits at December 31, 2009	$3,613
Net operating loss recapture payments	(335)
Foreign exchange	161

Gross unrecognized tax benefits at December 31, 2010	$3,439

The liability for uncertain tax positions of $3.4 million at December 31, 2010, if recognized, would reduce the effective tax rate. The amount of related interest and penalties accrued as of December 31, 2010 was not material to the consolidated financial statements.

The statute of limitations related to the Company’s consolidated U.S. federal income tax return is currently open for tax years 2005 and forward. The expiration of the statutes of limitation related to the non-U.S. and state income tax returns that the Company and its subsidiaries file varies by jurisdiction and state.

Note 11 Retirement and Other Postretirement Benefits

The Company’s U.S. wholly-owned subsidiary, Burlington Industries LLC, has a defined benefit pension plan that was closed to new participants in 2003 and is based on total participant contributions through September 30, 2003. On July 29, 2003, the plan was amended to provide that no further participant contributions could be made to the plan after September 30, 2003 and that no service or participation after such date would be recognized in calculating a pension benefit. The funding policy for this plan is to contribute periodically an amount based on the Employee Retirement Income Security Act of 1974 (“ERISA”) funding requirements as determined by the plan’s actuary. All participants are fully vested. Benefits consist of a pension payable for life following termination or, at the option of the participant, a one-time lump sum cash payment equal to the discounted present value of the pension, based on the participant’s age and the amount of the participant’s contributions as determined under the provisions of the plan and applicable law. In addition, the Company has a noncontributory life insurance plan covering certain former employees of Burlington Industries LLC that was closed to new participants in 1973. The Company’s policy is to fund the cost of the life insurance plan as expenses are incurred. The cost of such postretirement benefits was accrued over the participants’ service lives.

Amounts recognized in the consolidated balance sheets related to the Burlington Industries LLC pension and postretirement plans consisted of the following (in thousands):

	December 31, 2010		December 31, 2009
	Pension	Postretirement	Pension	Postretirement
	benefits	benefits	benefits	benefits
Current liabilities - accrued benefit cost	$—	$—	$—	$362
Noncurrent liabilities - accrued benefit cost	15,192	1,634	13,516	1,895
	$15,192	$1,634	$13,516	$2,257

Accumulated other comprehensive loss	$5,730	$278	$4,353	$271

Components of net expense (benefit) and other amounts recognized in accumulated other comprehensive income (loss) for the Burlington Industries LLC pension and postretirement plans were as follows (in thousands):

	Pension Benefits
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Net Expense (Benefit)
Interest cost	$1,125	$1,363
Expected return on plan assets,
net of plan expenses	(403)	(452)
Amortization of net loss	250	237
Net periodic expense	972	1,148
Recognized settlement losses	687	660
Net expense	1,659	1,808

Other Changes in Plan Assets and
Benefit Obligations Recognized in
Other Comprehensive Loss
Net (gain) loss	1,377	(110)
Total recognized in net
comprehensive loss	$3,036	$1,698

	Postretirement Benefits
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Net Expense (Benefit)
Interest cost	$120	$122
Expected return on plan assets,
net of plan expenses	(4)	(9)
Amortization of net loss	3	7
Net expense	119	120

Other Changes in Plan Assets and
Benefit Obligations Recognized in
Other Comprehensive Loss
Net (gain) loss	7	(72)
Total recognized in net
comprehensive loss	$126	$48

Obligations, plan assets and the funded status of the Burlington Industries LLC pension and postretirement plans were as follows (in thousands):

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	Pension	Postretirement	Pension	Postretirement
	benefits	benefits	benefits	benefits
Change in benefit obligations:
Balance at beginning of period	$(26,255)	$(2,369)	$(27,974)	$(2,603)
Interest cost	(1,125)	(120)	(1,363)	(122)
Benefits paid	3,208	278	3,985	296
Actuarial gains (losses)	(2,601)	(16)	(903)	60
Balance at end of period	(26,773)	(2,227)	(26,255)	(2,369)
Change in fair value of plan assets:
Balance at beginning of period	12,739	112	14,688	294
Actual return on plan assets,
net of plan expenses	690	9	568	14
Cash contributions by employer	1,360	200	1,468	100
Transfer of assets within employer's
VEBA master trust	—	550	—	—
Benefits paid	(3,208)	(278)	(3,985)	(296)
Balance at end of period	11,581	593	12,739	112
Funded status at end of year	$(15,192)	$(1,634)	$(13,516)	$(2,257)

Weighted average assumptions used to determine net cost of the Burlington Industries LLC pension and postretirement plans for the 2010 and 2009 periods were:

	Pension Benefits		Postretirement benefits
	Year	Year	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Discount rate	4.25%	4.75%	5.00%	5.40%
Long-term rate of return on
plan assets	6.50%	6.50%	6.50%	6.50%

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

An investment committee consisting of members of senior management is responsible for supervising, monitoring and evaluating the invested assets of the Company’s funded pension and postretirement benefit plans. The investment committee, which meets at least quarterly, abides by documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, the relationship between plan assets and benefit obligations, and other relevant factors and considerations. The objective of the Company’s investment policies and strategies for the U.S. pension plan is to achieve a targeted return over the long term that increases the ratio of assets to liabilities at a level of risk deemed appropriate by the Company while maintaining compliance with ERISA, common law fiduciary responsibilities and other applicable regulations and laws. The investment objective is measured over rolling one-, three- and five-year periods. The Burlington Industries LLC pension plan invests primarily in passive investments and predominantly in the debt and equity asset classes. Investment in additional asset classes with differing rates of returns, return variances and correlations may be utilized to reduce risk by providing diversification relative to equities. Additionally, the Company diversifies investments within asset classes to reduce the impact of losses in single investments. The Burlington Industries LLC pension plan’s asset allocation policy is the principal method for achieving its targeted return. The asset allocation targets are 55% equity securities, 40% debt securities and 5% cash or cash equivalents, with alternative investments and variances allowed within certain ranges. Actual asset allocation is monitored monthly relative to established policy targets and ranges. A variance from these ranges triggers a review and rebalancing toward the target allocation with due consideration given to the liquidity of the investments and transaction costs. For the U.S. postretirement benefit plan, the Company seeks high current income and liquidity by investing primarily in a diversified portfolio of high-quality cash, equity and debt securities held in the Company’s Voluntary Employees’ Beneficiary Association (“VEBA”) master trust which also includes investments related to certain of the Company’s other benefit plans.

The fair values of plan assets in the Burlington Industries LLC pension and postretirement plans at December 31, 2010 were as follows (in thousands):

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total At December 31, 2010
Pension Plan:
Cash equivalents	$—	$777	$—	$777
U.S. equity securities	6	3,292	—	3,298
Non-U.S. equity securities	—	1,797	—	1,797
U.S. fixed income securities (a)	—	4,011	—	4,011
Limited partnership units (b)	—	—	1,422	1,422
Real estate	—	—	276	276
	$6	$9,877	$1,698	$11,581
Postretirement Benefit Plan:
Cash equivalents	$—	$23	$—	$23
U.S. equity securities	—	388	—	388
U.S. fixed income securities (a)	—	182	—	182
	$—	$593	$—	$593

(a)	This category includes investments in U.S. Treasury, agency, corporate, mortgage-backed, and asset-backed securities representative of the U.S. investment grade bond market.
(b)	This category includes investments in several private equity funds that invest in diverse industries in the U.S.

The following table shows a reconciliation of the beginning and ending balances for the fair value measurements using significant unobservable inputs (Level 3) (in thousands):

	Limited partnership	Real
	units	estate	Total
Beginning balance at December 31, 2009	$1,456	$276	$1,732
Actual return on plan assets:
Relating to assets still held at end of year	(34)	—	(34)
Ending balance at December 31, 2010	$1,422	$276	$1,698

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

Partnership investments: Values are based on the estimated fair value of the participation by the Company in the investment as determined by the general partner or investment manager of the respective partnership

Other holdings: The value of these assets vary by investment type, but primarily are determined by reputable pricing vendors, who use pricing matrices or models that use observable inputs

The Company expects to contribute between $2.0 million to $2.5 million to its U.S. pension plan in  2011, depending on plan asset performance and actual benefit payment levels. The Company does not expect to contribute to its U.S. postretirement plan in 2011, depending on plan asset performance and actual benefit payment levels.

The following benefit payments are expected to be made in the following fiscal years related to the Burlington Industries LLC pension and postretirement plans. The expected benefit payments are based on the same assumptions used to measure the plans’ benefit obligations at December 31, 2010 (in thousands).

	Pension	Postretirement
	benefits	benefits
2011	$3,473	$500
2012	3,817	331
2013	4,023	309
2014	3,344	268
2015	2,805	244
2016 to 2020	9,399	794

The Company’s wholly-owned subsidiaries in Mexico have recorded liabilities for seniority premium (retirement) and post-employment benefit plans in the amount of $2.1 million and $1.8 million at December 31, 2010 and 2009, respectively. Such plans have no plan assets.

The measurement date used to determine pension and postretirement benefit measures for the Company’s plans is December 31. Amounts recognized in accumulated other comprehensive loss for all plans consisted of $6.1 million and $4.7 million at December 31, 2010 and 2009, respectively. The estimated net loss for the pension and postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.5 million.

Note 12 Defined Contribution Plan

The Company has a 401(k) Savings Plan for all U.S. employees (and certain employees in foreign countries) that provides for employer contributions based on defined plan formulas and the level of the employee’s contribution. In light of the recent economic downturn and its impact on business conditions affecting the Company, and in accordance with the terms of the plan, the board of directors of the Company directed and authorized the suspension of employer matching contributions to the 401(k) Savings Plan effective January 1, 2009 through December 31, 2010. During the years ended December 31, 2010 and 2009, no cash contributions were made by the Company to the 401(k) Savings Plan and charged to operations.  The Compensation Committee of the board of directors of the Company has approved the restoration of the employer matching contributions to the 401(k) Savings Plan effective January 1, 2011 at the same defined levels that existed prior to the suspension.

 Note 13 Stockholders’ Equity

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 10,754,489 shares of Series A Preferred Stock were issued and outstanding at December 31, 2010 (9,974,138 shares issued and outstanding at December 31, 2009) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at December 31, 2010 or December 31, 2009. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Common Stock

The Company has 150,000,000 shares of common stock authorized at $0.01 par value per share, of which 17,468,327 shares were issued and outstanding at December 31, 2010 and 2009.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes of $0.0 at December 31, 2010 and December 31, 2009, were as follows (in thousands):

	December 31,	December 31,
	2010	2009

Pension plan	$(5,730)	$(4,353)
Postretirement benefit plans	(393)	(360)
Total	$(6,123)	$(4,713)

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries; therefore, there is no accumulated other comprehensive income (loss) related to foreign currency translation adjustments.

Note 14 Stock-Based Compensation

Under the Company’s equity incentive plan adopted in 2005 (the “2005 Equity Incentive Plan”), the Company is authorized to award restricted nonvested shares of common stock, options to purchase common stock, or Performance Unit/Share awards (as defined therein) that are dependent upon achievement of specified performance goals and are payable in common stock  or cash. During fiscal year 2005, 915,000 shares of ITGH restricted nonvested common stock were granted with a grant date fair value of $6.78 per share and a vesting schedule of 50% at the grant date and 12.5% in each of the subsequent four fiscal years. During fiscal year 2005, 925,000 stock options were granted with an exercise price of $6.78 per share and a vesting schedule of 40% at the grant date and 15% in each of the subsequent four fiscal years Stock options granted have a maximum term of 10 years. In connection with the completion of the Merger, the Company adopted the ITGH Equity Incentive Plan (the “2005 Incentive Plan”) and the ITGH Stock Option Plan for Non-Employee Directors (the “2005 Non-Employee Director Plan”) and provided that outstanding share options thereunder were exercisable for shares of the Company’s common stock on the terms and conditions as were applicable to each award prior to the Merger, after applying the exchange ratio and related adjustments set forth in the merger agreement. As a result, as of October 20, 2006, the date of the Merger, there were options to purchase 597,081 shares of the Company’s common stock outstanding under the 2005 Incentive Plan, and options to purchase 33,587 shares of the Company’s common stock outstanding under the 2005 Non-Employee Director Plan, each having an exercise price of $10.10 per share. No future option grants are permitted to be made under any of the 2005 plans adopted in the Merger. In addition, of the 11,363,783 shares of common stock issued to the former ITGH stockholders in connection with the Merger, 612,220 shares (with a converted grant date fair value of $9.99 per share) were shares of restricted stock that were issued in exchange for shares of ITGH restricted stock held by officers and employees and were subject to vesting criteria consistent with the terms of the equity awards originally made by ITGH. The weighted-average fair value of unvested stock options granted at the date of the Merger was $6.87 and was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions: expected volatility of 43%, a risk free interest rate of 4.76%, dividend yields of 0%; and a remaining expected life of the options of 4.7 years. The Company’s policy is to issue shares upon exercise of stock options from newly issued shares.

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

Activity related to restricted common stock for the periods indicated was as follows:

		Weighted
		Average Grant-
	Number of Shares	Date Fair Value

Nonvested at December 31, 2008	57,790	$9.99
Granted	—	—
Vested	(57,790)	9.99
Forfeited	—	9.99
Nonvested at December 31, 2009 and 2010	—	$—

ITGH stock option activity for the periods indicated was as follows:

		Weighted
		Average
	Number of Shares	Exercise Price

Balance at December 31, 2008	489,574	$10.10
Forfeited	(202)	10.10
Expired	(54,190)	10.10
Balance at December 31, 2009	435,182	10.10
Expired	(58,759)	10.10
Balance at December 31, 2010	376,423	$10.10

At December 31, 2010, the weighted average remaining contractual life of outstanding ITGH options was 4.7 years. At December 31, 2010, the number of ITGH options exercisable was 376,423 and the weighted average exercise price of those options was $10.10. At December 31, 2010, the aggregate intrinsic value of ITGH outstanding stock options, options currently exercisable, and options expected to vest were each zero.

Total stock-based compensation expense charged to income was as follows (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Amortization of restricted stock	$—	$491
Cash bonuses to cover the income
tax effects of individuals' restricted
stock grants	—	2
Stock option expense	—	377
Total	$—	$870

There was no income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements in 2010 or 2009. Unrecognized compensation cost for stock options or restricted common stock awards was zero as of December 31, 2010 and 2009.

Note 15 Reconciliation to Diluted Earnings per Share

The following data reflects the amounts used in computing earnings per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock issuances (in thousands).

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

Net loss applicable to common shareholders	$(57,091)	$(226,407)
Effect of dilutive securities:
None	—	—
Numerator for diluted earnings
per share	$(57,091)	$(226,407)

Weighted-average number of common
shares used in basic earnings per share	17,468	17,428
Effect of dilutive securities:
None	—	—
Weighted-average number of common
shares and dilutive potential
common shares used in diluted
earnings per share	17,468	17,428

Based on the number of shares of Preferred Stock outstanding as of December 31, 2010 and the Liquidation Value thereof on such date, the Preferred Stock could potentially be converted at the option of the holders thereof into 27,938,012 shares of the Company’s common stock.  The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands).

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

Convertible preferred stock	27,166	25,195

	27,166	25,195

Note 16 Related Party Transactions

W.L. Ross & Co. LLC provides advisory services to the Company (consisting of consulting and advisory services in connection with strategic and financial planning, investment management and administration and other matters relating to our business and operations of a type customarily provided by sponsors of U.S. private equity firms to companies in which they have substantial investments, including any consulting or advisory services that the Board of Directors reasonably requests). In return for such services, WLR may charge a quarterly management fee of $0.5 million and is reimbursed for any reasonable out-of-pocket expenses (including expenses of third-party advisors retained by WLR). At December 31, 2010, $2.5 million was payable to WLR related to management fees. Per the Note Purchase Agreement, as amended, the payment of the management fees may not occur while a default or event of default has occurred and is continuing or would arise as a result of such payment, or at any time while payable in-kind (“PIK”) interest on the Notes is unpaid. As a result, WLR did not charge the Company for management fees in the fourth quarter of 2009 or in 2010.

The Company’s Bank Credit Agreement (see Note 8) contained certain availability and average adjusted availability requirements (each as defined in the Bank Credit Agreement). If availability and/or average adjusted availability had fallen below certain predefined levels, certain funds affiliated with Wilbur L. Ross, Jr., could have been requested by the lenders under the Bank Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of the Support Agreement. See Note 25, “Subsequent Events.”

In September 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an original face amount of $40.0 million. In connection with the entry into the Third Note Purchase Agreement Amendment discussed in Note 8, the WLR Affiliates purchased from the holders of the Notes an additional $17.5 million of the original Notes in December 2009, representing PIK Interest, with such portions of the Notes immediately amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The outstanding amount of such Tranche B Notes ($103.7 million at December 31, 2010, including outstanding PIK Interest) is classified as “Senior subordinated notes – related party” in the Company’s accompanying consolidated balance sheet at December 31, 2010. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”).  Under the Consent Agreement, as amended, the Company obtained the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and has issued and sold an additional $2.0 million of such Tranche B Notes as of January 31, 2011.  The Fifth Note Purchase Agreement Amendment, executed in March 2011, among other things, extended the maturity date of the Tranche B Notes to June 2015 (see Note 25).

As of December 31, 2010 and 2009, the Company had borrowed a total of $55.0 million original principal amount under several unsecured subordinated notes from three funds affiliated with WLR, each originally due on June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semiannually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. At December 31, 2010 and 2009, $85.6 million and $71.9 million, respectively, of aggregate principal amount of these notes was outstanding, including interest that has been converted to principal, and such amounts are classified as “Unsecured subordinated notes – related party” in the Company’s consolidated balance sheet at December 31, 2010 and 2009. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

ITG-PP Joint Venture, a joint venture 60% owned by the Company, has entered into a seven year lease agreement with its joint venture partner, Phong Phu Corporation, that extends through June 2014. The Company has recorded this lease as a capital lease in the original amount of $10.2 million with principal and interest payment requirements ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement. Through December 31, 2010, ITG-PP had not paid $3.0 million of scheduled principal payments under this capital lease obligation (see Note 8).

Under the terms of the Company’s joint venture agreement, Cone Denim (Jiaxing) Limited has agreed to pay $0.1 million per year to Novel Denim Holdings Limited, an affiliate of its joint venture partner, for certain executive management services related to the joint venture. At December 31, 2010 and 2009, Cone Denim (Jiaxing) Limited had accounts payable of $0.1 million related to this agreement. In addition, in 2010 and 2009 Cone Denim (Jiaxing) Limited incurred $0.2 million of charges related to ancillary services with an affiliate of Novel Denim Holdings Limited.

The Company has entered into a marketing and service arrangement with OCM India Limited (“OCM”). OCM, which is owned by certain affiliates of WLR. Under the arrangement, the Company provides certain operations, marketing and service assistance to OCM in exchange for a service fee. In 2010, the Company received $0.3 million from OCM for service fees and sales commissions. In 2009, the Company received $0.2 million from OCM for service fees and sales commissions.

The Company enters into various related party transactions in the normal course of business with its unconsolidated affiliated companies (see Note 4). Purchases of raw materials from Summit Yarn, LLC for the years ended December 31, 2010 and 2009 were $48.2 and $32.2 million, respectively, and accounts payable due at December 31, 2010 and 2009 were $3.9 million and $2.8 million, respectively. In addition, the Company billed Summit Yarn, LLC $3.1 million and $2.3 million in 2010 and 2009, respectively, for certain utilities it pays on behalf of Summit Yarn, LLC in Mexico, and related accounts receivable at December 31, 2010 and 2009 were $0.4 million and $0.3 million, respectively.

Note 17 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of the following operating segments that are permitted to be aggregated under segment reporting guidelines and thresholds: the narrow fabrics segment, consisting of narrow webbing products for safety restraint products such as seat belts and military and technical uses; airbag curtains and cushions fabrics produced by GST and used in the automotive industry through June 30, 2009; and transportation services and other miscellaneous items. The interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, is presented as discontinued operations in the Company’s consolidated statements of operations for 2010 and 2009.

In 2010, operations related to the automotive safety segment began to be reported to the CODM in the bottom-weight woven fabrics segment rather than the all other segment due to similarities in fabric weight, production processes, growth opportunities and the type and class of intermediate and end-use customers. In the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the LIFO method to the FIFO method. The Company applied this change in method of inventory costing by retrospective application to the Company’s prior year financial statements. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

Sales, income (loss) from continuing operations before income taxes and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment net sales for 2010 were primarily attributable to commission finishing sales of $19.4 million and bottom-weight woven fabrics segment sales of $0.5 million. Intersegment net sales for 2009 were primarily attributable to commission finishing sales of $7.0 million.

	Year Ended
	December 31,	December 31,
	2010	2009
		(As recast)
Net Sales:
Bottom-weight Woven Fabrics	$552,244	$453,192
Commission Finishing	51,040	45,116
All Other	32,750	167,996
	636,034	666,304
Intersegment sales	(19,904)	(7,040)
	$616,130	$659,264

Income (Loss) From Continuing Operations Before Income Taxes:
Bottom-weight Woven Fabrics	$12,245	$(9,569)
Commission Finishing	1,393	(1,629)
All Other	(275)	814
Total reportable segments	13,363	(10,384)
Corporate expenses	(16,200)	(20,959)
Expenses associated with refinancing activities	—	(12,781)
Other operating income - net	5,805	11,429
Restructuring and impairment charges	(47)	(19,597)
Interest expense	(43,173)	(60,751)
Loss on deconsolidation of subsidiaries	—	(103,724)
Other income (expense)	(2,929)	6,333
	(43,181)	(210,434)
Income tax expense	(3,025)	(6,144)
Equity in income (loss) of unconsolidated affiliates	(92)	546
Loss from continuing operations	(46,298)	(216,032)
Loss from discontinued operations, net of tax	(6)	(936)
Net loss	(46,304)	(216,968)
Less: net loss attributable to noncontrolling interests	(8,722)	(8,654)
Net loss attributable to International Textile Group, Inc.	$(37,582)	$(208,314)

	December 31,	December 31,
	2010	2009

Total Assets:
Bottom-weight Woven Fabrics	$383,961	$347,724
Commission Finishing	14,238	14,387
All Other	25,221	38,961
Corporate	12,322	23,567
	$435,742	$424,639

The following items are included in loss before income taxes (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

Equity in Income of Equity Method Investees
Bottom-weight Woven Fabrics	$48	$446
Corporate	(140)	100
	$(92)	$546

Depreciation and Amortization
Bottom-weight Woven Fabrics	$18,291	$20,939
Commission Finishing	483	481
All Other	1,520	10,993
Corporate	811	1,208
	$21,105	$33,621

The following items are included in the determination of total assets (in thousands):

	December 31,	December 31,
	2010	2009
Investments in and Advances
to Equity Method Investees
Bottom-weight Woven Fabrics	$212	$186
Corporate	26	166
	$238	$352

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Capital Expenditures (cash and noncash)
Bottom-weight Woven Fabrics	$3,503	$3,029
Commission Finishing	28	5
All Other	220	1,873
Corporate	39	712
	$3,790	$5,619

The following table presents sales and long-lived assets (including long-lived assets classified as assets held for sale) by geographic area as of and for the fiscal periods ended December 31, 2010 and 2009 (in thousands). The geographic sales dollars are determined generally based on the ultimate destination of the product.

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Net Sales:
United States	$297,222	$295,399
Mexico	173,711	157,987
Poland	2,179	50,334
Other Foreign	143,018	155,544
	$616,130	$659,264

	December 31,	December 31,
	2010	2009
Long-lived Assets:
United States	$37,449	$43,088
China	75,953	82,404
Vietnam	41,321	44,590
Nicaragua	31,184	33,940
Mexico	26,465	26,075
	$212,372	$230,097

Note 18 Derivative Instruments

Effective January 1, 2009, the Company prospectively implemented the provisions of FASB ASC 815-10-65-1. The Company from time to time utilizes derivative financial instruments to manage changes in cotton, wool and natural gas prices, foreign currency exposures and interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements, if any, have historically been a diverse group of commodity suppliers and/or major financial institutions with which the Company may also have other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties. In the event that a counterparty is not able to satisfy its obligations under any of these financial instruments, the Company could be exposed to unexpected changes in its cost structure that could have a material impact on the financial results of the Company depending on the terms and structure of such financial instruments outstanding.

The Company is exposed to fluctuations in the cost of its raw materials, including cotton, the primary raw material used in the Company’s denim fabric manufacturing operations, wool and natural gas. Derivative instruments are periodically used by the Company for cotton, wool and natural gas purchases and consist primarily of forward purchase contracts and, to a lesser extent, futures and option contracts. The Company has historically qualified for the “normal purchases exception” under GAAP for derivatives related to its cotton and wool forward purchase contracts and certain of its natural gas contracts and, as a result, these derivative instruments are not marked to market in the Company’s consolidated financial statements. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At December 31, 2009, the Company did not have any commodity forward contracts outstanding. At December 31, 2010, the Company had the following outstanding commodity forward contract that was entered into to hedge forecasted purchases through December 2011:

Commodity Contract	Number of Units
Natural gas forward contract	228,000 MBTU

The Company periodically uses certain derivative financial instruments to reduce exposure to volatility of certain foreign currencies. The Company monitors its risk associated with the volatility of certain foreign currencies against its functional currency, the U.S. dollar. The Company did not designate any of these instruments as hedges under hedge accounting rules for any of the periods presented. At December 31, 2010 and 2009, the Company did not have any foreign exchange contracts outstanding.

In 2008, GST Holdings entered into an interest rate cap agreement with a notional amount of €63,000,000 that matured in May 2009 as required by certain financing agreements. The Company did not designate this instrument as a hedge under hedge accounting rules.

 As of December 31, 2009, the Company did not have any derivative instruments outstanding. The fair value of derivative instruments recognized in the December 31, 2010 consolidated balance sheet consisted of the following (in thousands):

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as
hedging instruments under
FASB ASC 815
Commodity contracts	Other current assets	$1	N/A	$—

Total Derivatives		$1		$—

The effect of derivative instruments on the consolidated statements of operations were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized on Derivatives
	on Derivatives	2010	2009

Derivatives not designated as hedging
instruments under FASB ASC 815
Commodity contracts
Realized	Cost of goods sold	$(106)	$(423)
Unrealized	Other income (expense)	1	139
Foreign exchange contracts
Realized	Cost of goods sold	—	(2,516)
Unrealized	Other income (expense)	—	3,021
Total		(105)	221

Total derivatives		$(105)	$221

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

As of December 31, 2010, the Company had capital expenditure commitments not reflected as liabilities on the accompanying consolidated balance sheet of $0.3 million. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet because the Company had not received or taken title to the related assets.

The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. The firm purchase commitments at any point in time are expected to be physically brought into the designated manufacturing facilities and processed in future periods to support expected future sales. During the first quarter of 2009, cotton and wool futures prices fell significantly largely based on continued news of a worsening financial crisis in the United States and Europe and the resulting expectation of significantly reduced apparel demand at retail. While cotton and wool prices increased in the latter part of 2009 and continued to increase through 2010, the Company does not reverse the unrealized loss recorded against its firm purchase commitments under GAAP until receipt and/or consumption of the related raw materials occurs. In accordance with GAAP, the Company accrues unrealized net losses on such cotton and wool firm purchase commitments that are not covered by orders for future sales of apparel fabric. Such accrued unrealized losses at December 31, 2010 and 2009 amounted to $0.0 million and $0.2 million, respectively. The decrease in the accrual for unrealized losses on firm purchase commitments of $0.2 million and $6.2 million in 2010 and 2009, respectively, are included in “Other operating income–net” in the accompanying consolidated statement of operations, and such reductions are primarily the result of the receipt and/or consumption of the related raw materials during these periods.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in no less than one third increments, that may be exercised at a specific time in 2011 or 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Payment on the put option may be made in stock if the Company’s securities are traded on the New York Stock Exchange or the NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to perform under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one-third increments at the Valuation Price that may be exercised at a specific time in 2012, 2013 or 2014. A party to this joint venture may sell its equity interest to a non-competitor after July 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 2012, a party which holds more than 50% of the joint venture equity interests wishes to sell all of such interests to a bona fide arm’s length third party, then the other party shall have its interests included in the transfer if requested by the selling party and at a price to be paid in cash, which shall not be less than the Valuation Price.

As previously disclosed, three substantially identical lawsuits have been filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in late 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs raise derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs also make certain related claims against certain of the defendants’ former advisors. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed under the Company’s insurance programs. Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

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

Note 20 Restructuring Activities

The charges for restructuring included in loss from continuing operations included the following (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Restructuring charges:
Severance and COBRA benefits	$42	$2,699
Pension curtailment and
settlement charges	2	230
Relocation and other costs	3	139
Total restructuring	$47	$3,068

The 2010 provision for restructuring charges is primarily related to the Company’s multi-segment selling and administrative cost reduction plan. Overall, the 2009 provisions for restructuring are primarily related to the Company’s multi-segment selling and administrative realignment and other cost reduction plans, manufacturing workforce reductions in Mexico and at the White Oak denim plant (bottom-weight woven fabrics segment), the idling of the CDN facility (bottom-weight woven fabrics segment) as described elsewhere herein, and activities at the Company’s automotive safety facilities in Germany and Mexico as described below.

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

The Company recorded a charge of $0.3 million in 2009 for severance and benefits related to approximately 500 affected employees at the idled CDN facility.

The Company has transitioned production from its Hurt, Virginia dyeing and finishing plant to other domestic facilities and its synthetic finishing plant in China. In 2009, the Company recorded restructuring charges of $0.1 million for costs paid to relocate and convert related equipment to such facilities.

Other Restructuring Activities

Certain cost reduction programs associated with selling, administrative and other functions at its corporate headquarters and other locations, including the realignment of its Cone Denim and Burlington WorldWide divisions, have resulted in, or will result in, the termination of approximately 360 employees since such programs were initiated in the fourth quarter of 2008. As economic conditions continued to deteriorate in 2009 and the Company’s financial position remained under stress, the Company implemented additional staff reductions associated with these programs, and recorded severance and benefit restructuring charges in the amount of $0.8 million 2009. Evaluation of the Company’s businesses and operations has continued, and the Company recorded additional charges related to these programs in the amount of less than $0.1 million in 2010.

In 2008 the Company committed to a plan to transfer the operations of its automotive safety business’s Bad Sackingen facility in Germany to other facilities in Poland and Murg, Germany. In connection with this plan, the Company reached termination agreements with approximately 30 employees. Additional costs of $0.3 million related to this transition plan were incurred during 2009.

During 2009, the Company engaged in manufacturing workforce reductions at its automotive safety plant in Mexico to adjust to then-current demand due to the economic downturn; the Company recognized a related pre-tax charge for restructuring of $0.1 million for severance and benefits related to approximately 135 affected employees at this facility.

Also during 2010 and 2009, the Company recorded pension settlement charges of $0.0 million and $0.2 million, respectively, related to certain of the restructuring plans described above.

Following is a summary of activity related to restructuring accruals (in thousands):

Severance and COBRA Benefits
Balance at December 31, 2008	$6,098
2009 charges, net	3,097
Non-cash pension settlement charges	(230)
Payments	(5,767)
Effect of deconsolidation of Debtors	(1,875)
Foreign currency translation adjustments	(78)
Balance at December 31, 2009	1,245
2010 charges, net	47
Non-cash pension settlement charges	(2)
Payments	(1,154)
Balance at December 31, 2010	$136

The remaining accrual of $0.1 million at December 31, 2010 is recorded in Sundry payables and accrued liabilities in the consolidated balance sheet as of December 31, 2010 and primarily relates to the selling, administrative and other staff reductions described above. The Company expects to pay these benefits in 2011.

Note 21 Fair Value of Financial Instruments

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

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at December 31, 2010 were not significant. The Company did not have any assets or liabilities measured on a recurring basis at December 31, 2009.

The Company’s assessments of impairment of long-lived assets in 2010 did not result in any impairment charges. The following table provides a summary of the fair values of certain of the Company’s assets and related impairment loss measured on a nonrecurring basis under FASB ASC 820 in 2009 (in thousands):

	Significant Unobservable Inputs (Level 3)	Total At December 31, 2009	Impairment Loss

Long-lived assets held and used	$230,097	$230,097	$414
Intangible assets	3,241	3,241	1,028
Goodwill	2,740	2,740	15,087
	$236,078	$236,078	$16,529

In 2009, the Company identified a group of ring-spinning assets located at the Company’s White Oak plant for disposition via sale to a third-party. The total estimated resale value was compared to the recorded net book value of the assets to be disposed, resulting in an impairment loss of $0.4 million which was recognized in 2009.

At December 31, 2008, the Company had intangible assets of $9.3 million and goodwill of $17.8 million and, during 2009, the Company recognized non-cash impairment charges of $1.0 million with respect to its customer relationship intangible assets and $15.1 million with respect to goodwill. See Note 6 for additional information regarding intangible asset and goodwill impairment. The estimation of the fair values of the respective reporting units was primarily determined based on an estimate of future cash flows (income approach) discounted at a market derived WACC, which cost of capital was estimated based on the assistance of a third-party service provider. The income approach has been determined to be the most representative because there is not an active trading market for the Company’s equity or debt securities. The implied value of the goodwill was estimated based on a hypothetical allocation of each reporting unit’s fair value, assuming a taxable asset sale, to all of its underlying assets and liabilities in accordance with the requirements of FASB ASC 350.

The Company cannot predict the occurrence of events that might adversely affect the carrying value of long-lived assets held and used, goodwill and other intangible assets. Further deterioration in global economic conditions, and/or additional changes in assumptions or circumstances could result in additional impairment charges in long-lived assets held and used, goodwill or other indefinite-lived intangibles and finite-lived intangibles in future periods in which the change occurs.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of December 31, 2010 related to expected yield, the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at December 31, 2010. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at December 31, 2010 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates.

Note 22 Other Operating Income - Net

“Other operating income–net” primarily includes income related to the decrease in the accrual for unrealized losses on cotton and wool firm purchase commitments of $0.2 million and $6.2 million in 2010 and 2009, respectively (see Note 19); grant income from the U.S. Department of Commerce Wool Trust Fund of $3.1 million for each of 2010 and 2009 and net gains related to the disposal of miscellaneous property and equipment of $1.7 million in 2010 and $1.5 million in 2009.

Note 23 Other Income (Expense)

	Year Ended
	December 31,
	2010	2009

Litigation expense, net of insurance reimbursements	$(2,135)	$(1,840)
Foreign currency exchange gains (losses), net	(1,292)	(286)
Unrealized gains (losses) on derivative instruments, net	1	3,160
Gain on settlement of trademark infringement agreement	—	6,250
Other	(16)	(402)
Total	$(3,442)	$6,882

In 2010 and 2009, the Company paid or accrued $7.2 million and $1.8 million, respectively, in legal fees not related to current operations. In 2010, the Company recorded $5.1 million in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company in 2010 and 2009.  Such net non-operating income (expense) is recorded in other income (expense) in the consolidated statement of operations. In 2009, the Company received a $6.3 million cash payment, which was recorded in other income, from an unaffiliated party in connection with the release by the Company of such party’s ongoing obligations pursuant to a previously entered into trademark infringement settlement agreement; this receipt of cash was not related to the sale of an asset.

Note 24 Business and Credit Concentrations

The primary materials used in the production of the Company’s products include cotton, wool, nylon and polyester. In addition, the Company relies heavily on naturally occurring resources such as fuel, as well as certain chemicals, in the production of its products. The materials and other resources used in the production of the Company’s products are subject to fluctuations in price and availability. For instance, cotton prices and availability vary from season to season depending largely upon the crop yields and demand. The price of nylon and polyester is influenced by demand, manufacturing capacity and costs, petroleum prices and the cost of polymers used in producing polyester. The Company attempts to pass along certain of these raw material price increases to its customers in order to protect its profit margins. Its success in so doing is dependent upon market dynamics present at the time of any proposed price increases. With limited exceptions, increases in prices of materials or the resources used in the production of products have historically not been able to be, and in the future may not be able to be, fully passed along to customers of the Company through increases in prices of the Company’s products. The Company’s inability to pass on the effects of any such material price increases to its customers may materially adversely affect the Company’s results of operations, cash flows or financial position. Decreased material or resource availability could impair the Company’s ability to meet its production requirements on a timely basis. If any production delays occur, it could have a potentially adverse effect on the Company’s results of operations or cash flows.

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. One customer, the U.S. Department of Defense, accounted for more than 10% of the Company’s net sales in 2010, and one customer, V.F. Corporation, accounted for more than 10% of the Company’s trade accounts receivable balance as of December 31, 2010. Additionally, the Company believes that one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products, and such customers in the aggregate with Levi Strauss accounted for 10% or more of the Company’s net sales for the year ended December 31, 2010. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends and loans they may make to the Company. Of the Company’s consolidated cash balance of $3.9 million at December 31, 2010, approximately $0.7 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At December 31, 2010, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $9.1 million.

Note 25 Subsequent Events

Amended and Restated Credit Agreement.On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into the $105.5 million 2011 Credit Agreement with General Electric Capital Corporation and certain other signatories thereto. The 2011 Credit Agreement, which replaced the Bank Credit Agreement, provides for a revolving credit facility in the amount of $85.0 million, and a $20.5 million term loan facility, and a maturity date of March 30, 2015. The term loan facility requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the term loan facility is due. Borrowings under the 2011 Credit Agreement bear interest at LIBOR, plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option.

The Company borrowed $40.9 million under the revolving credit facility and $20.5 million under the term loan facility, upon entry into the 2011 Credit Agreement. At March 31, 2011 such outstanding amounts bore interest at 6.0% per annum. Proceeds from borrowings under the 2011 Credit Agreement were used by the Company to repay in full all outstanding amounts under the Bank Credit Agreement, to prepay $20.5 million of Tranche A Notes (described below) and to pay fees and expenses in connection with the 2011 Credit Agreement of approximately $2.2 million.

The obligations of the Company (and certain of its U.S. subsidiaries) under the 2011 Credit Agreement are secured by certain of the Company’s (and its U.S. subsidiaries’) U.S. assets, a pledge by the Company (and its U.S. subsidiaries) of the stock of their U.S. subsidiaries and a pledge by the Company (and its U.S. subsidiaries) of the stock of certain of their foreign subsidiaries.

The 2011 Credit Agreement contains affirmative and negative covenants and events of default customary for agreements of this type, including, among other things, requiring the Company to maintain compliance with a U.S. fixed charge coverage ratio (as defined in the 2011 Credit Agreement).  The 2011 Credit Agreement also contains a cross default and cross acceleration provision relating to the Note Purchase Agreement (defined below).

Mexican Term Loan.  On March 23, 2011 (the “Closing Date”), Morelos entered into the five year, $20.0 million Mexican Term Loan with Banco Nacional De Mexico, S.A., ("Banamex"). The proceeds from borrowings under the Mexican Term Loan were used to (i) repay in full all outstanding obligations under the Term Loan Agreement, in the amount of $6.6 million, and (ii) to repay a portion of intercompany indebtedness owed by Morelos to ITG in the amount of $13.0 million, which ITG then used to repay an equivalent amount of Tranche A Notes.

The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At March 31, 2011, the amount outstanding under the Mexican Term Loan was $20.0 million. The Mexican Term Loan facility requires the repayment of $0.3 million in principal per month from April 2011 to February 2016, with the remaining principal balance due in March 2016.

Also in connection with the Mexican Term Loan, on the closing date, Parras Cone entered into a receivables factoring agreement under which Parras Cone has agreed to sell its accounts receivable to Banamex, on a recourse basis, in an amount not to exceed $14.7 million through March 7, 2012. At closing, proceeds of $5.0 million from the sale of receivables were used to repay $5.0 million of intercompany indebtedness owed to ITG, which ITG then used to repay an equivalent amount of Tranche A Notes.

The Mexican Term Loan contains standard and customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under either of the respective agreements as a secured party.  The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature, including a Short Term Indebtedness Coverage Index that cannot be less than 1.25, a Total Debt Coverage Index that cannot be greater than 3.5, an Interest Coverage Index of no less than 3.5, a Liquidity Index of no less than 1.2, and a Leverage Index (each as defined in the Mexican Term Loan) no greater than 2.0. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

Senior Subordinated Notes On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its receivables (“Specified Receivables”) to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Under such amendment, if the notional amount of Tranche A Notes is less than $6.0 million on June 6, 2011, the maturity date of the Tranche A Notes will be automatically extended to March 2015. Prior to entry into the Fifth Note Purchase Agreement Amendment, obligations under the Tranche A Notes were due within one year but, as a result of the extension of maturity contained in the Fifth Note Purchase Agreement Amendment, $51.6 million outstanding under the Tranche A Notes has been classified as long-term debt in the December 31, 2010 consolidated balance sheet. Also, on March 28, 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and related factoring facility to repay an equivalent amount of Tranche A Notes and on March 31, 2011 the Company used $20.5 million of proceeds from the 2011 Credit Agreement to repay an equivalent amount of Tranche A Notes. As of March 31, 2011, there was approximately $14.7 million of Tranche A Notes outstanding including accrued PIK Interest.

Unsecured Subordinated Notes  On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

Sale of Cone Jacquards  On March 31, 2011, the Company entered into an asset purchase agreement to sell certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The purchase price includes $6.4 million in cash and a promissory note for $1.1 million to be repaid in eleven monthly installments. The jacquard fabrics business had net sales of $16.5 million and $13.9 million in 2010 and 2009, respectively, and pre-tax losses of $0.0 million and $0.9 million, respectively. The results of operations related to the jacquard fabrics business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

EXHIBIT INDEX

Exhibit Number	Exhibit
4.6	Form of Senior Subordinated Note as of September 28, 2010 and January 4, 2011

10.41	Amendment No. 21 to Credit Agreement, dated as of December 22, 2010, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.50	Consent to Term Loan Agreement, dated as of December 22, 2010, by and among Burlington Morelos S.A. De C.V., the other credit parties signatory there, General Electric Capital Corporation, as agent, and the lenders named therein.

10.65	Consent to Senior Subordinated Note Purchase Agreement dated as of January 7, 2011, by and among the Company and the Purchasers signatory thereto

18.2	Letter from Independent Registered Public Accounting Firm Regarding 2010 Change in Accounting Principle

21.1	Subsidiaries of International Textile Group, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002