Form 10-Q
period 2011-03-31
INTERNATIONAL TEXTILE GROUP INC
filed 2011-05-12
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 6, 2011, was 17,468,327.

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

In addition to changes to the underlying assumptions, developments with respect to important factors could cause actual results to differ materially from those made or implied by any forward-looking statements, including, without limitation:

•	national, regional and international economic conditions and the continued uncertain economic outlook;
•	our financial condition, which may place us under stress and/or put us at a competitive disadvantage compared to our competitors that have less debt;
•	our inability to repay or refinance our debt as it becomes due at our greenfield operations or otherwise;
•	significant increases in the underlying interest rates on which our floating rate debt is based;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	dramatic increases in the prices of energy and raw materials and sufficient availability of quantities of raw material, especially cotton;
•	additional cost pressures which may result in further integration or industry consolidation;
•	lower than anticipated demand for our products;
•	our international greenfield initiatives not producing the expected benefits;
•	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our operations, specifically including our international greenfield initiatives;
•	our dependence on the success of, and our relationships with, our largest customers;
•	the highly competitive and rapidly evolving market in which we operate;
•	competitive pricing pressures on our sales;
•
risks associated with foreign operations and foreign supply sources, such as disruptions of markets, changes in import and export laws, changes in future quantitative limits, duties or tariffs, currency restrictions and currency exchange rate fluctuations;

•	successfully maintaining and/or upgrading our information technology systems;
•
adverse changes or increases in U.S. Government policies that are unfavorable to domestic manufacturers, including among other things, significant budget restraints that could affect certain of our businesses;

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

Forward-looking statements include, but are not limited to, those described or made herein or in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in other filings made from time to time with the Securities and Exchange Commission (“SEC”) by the Company. You are encouraged to carefully review those filings for a discussion of various factors that could result in any of such forward-looking statements proving to be inaccurate. Forward-looking statements also make assumptions about risks and uncertainties. Many of these factors are beyond the Company’s ability to control or predict and their ultimate impact could be material. Further, forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

ITEM  1.                      FINANCIAL STATEMENTS

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
Assets	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,185	$3,890
Accounts receivable, less allowances of $1,175 and $1,004, respectively	76,866	72,735
Sundry notes and receivables	10,407	10,678
Inventories	134,420	118,979
Deferred income taxes	2,174	1,793
Prepaid expenses	5,210	3,943
Assets held for sale	248	1,563
Other current assets	1,790	1,077
Total current assets	236,300	214,658
Investments in and advances to unconsolidated affiliates	319	238
Property, plant and equipment, net	205,840	210,809
Intangibles and deferred charges, net	3,199	1,253
Goodwill	2,740	2,740
Income taxes receivable	1,832	1,745
Deferred income taxes	2,534	2,622
Other assets	1,910	1,677
Total assets	$454,674	$435,742
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$77,637	$68,058
Short-term borrowings	46,427	47,307
Accounts payable	55,735	41,325
Sundry payables and accrued liabilities	28,671	23,037
Income taxes payable	5,861	5,512
Deferred income taxes	2,989	2,674
Total current liabilities	217,320	187,913
Bank debt and other long-term obligations, net of current maturities	114,985	83,490
Senior subordinated notes	12,627	51,619
Senior subordinated notes - related party	108,837	103,669
Unsecured subordinated notes - related party	89,270	85,588
Income taxes payable	1,964	1,902
Deferred income taxes	2,304	2,124
Other liabilities	23,794	24,042
Total liabilities	571,101	540,347
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 10,956,136 and 10,754,489 shares issued and outstanding, aggregate liquidation value of $273,903 and $268,862, at March 31, 2011 and December 31, 2010, respectively)	273,903	268,862
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at March 31, 2011 and December 31, 2010)	175	175
Capital in excess of par value	73,168	78,209
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(453,421)	(443,499)
Accumulated other comprehensive loss, net of taxes	(6,004)	(6,123)
Total International Textile Group, Inc. stockholders’ deficit	(112,590)	(102,787)
Noncontrolling interests	(3,837)	(1,818)
Total stockholders' deficit	(116,427)	(104,605)
Total liabilities and stockholders' deficit	$454,674	$435,742

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP,  INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
		(As recast)
Net sales	$157,986	$147,363
Cost of goods sold	145,423	134,270
Gross profit	12,563	13,093
Selling and administrative expenses	13,352	13,312
Provision for bad debts	55	133
Other operating income - net	(403)	(444)
Restructuring charges	14	62
Income (loss) from operations	(455)	30
Non-operating other income (expense):
Interest income	177	117
Interest expense - related party	(6,850)	(5,519)
Interest expense - third party	(4,707)	(4,502)
Other expense	(1,149)	(1,045)
Total non-operating other expense	(12,529)	(10,949)
Loss from continuing operations before income taxes and equity in income (loss) of unconsolidated affiliates	(12,984)	(10,919)
Income tax expense	(1,014)	(439)
Equity in income (loss) of unconsolidated affiliates	(24)	124
Loss from continuing operations	(14,022)	(11,234)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(29)	80
Gain on disposal, net of tax	2,110	-
Income from discontinued operations	2,081	80
Net loss	(11,941)	(11,154)
Less: net loss attributable to noncontrolling interests	(2,019)	(2,051)
Net loss attributable to International Textile Group, Inc.	$(9,922)	$(9,103)

Net loss attributable to International Textile Group, Inc.	$(9,922)	$(9,103)
Accrued preferred stock dividends	(5,041)	(4,675)
Net loss applicable to common stock of International Textile Group, Inc.	$(14,963)	$(13,778)

Net income (loss) per share applicable to common stock of International Textile Group, Inc., basic:
Loss from continuing operations	$(0.97)	$(0.79)
Income from discontinued operations	0.12	-
	$(0.85)	$(0.79)
Net income (loss) per share applicable to common stock of International Textile Group, Inc., diluted:
Loss from continuing operations	$(0.97)	$(0.79)
Income from discontinued operations	0.12	-
	$(0.85)	$(0.79)

Weighted average number of shares outstanding - basic	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATIONS		(As recast)
Net loss	$(11,941)	$(11,154)
Adjustments to reconcile net loss to cash used in operations:
Gain on disposal of discontinued operations	(2,110)	-
Provision for bad debts	42	115
Depreciation and amortization of property, plant and equipment	5,175	5,970
Amortization of deferred financing costs	520	490
Deferred income taxes	197	106
Equity in (income) loss of unconsolidated affiliates	24	(124)
Change in reserve for losses on inventory purchase commitments	-	(207)
Gain on sale of assets	(403)	(237)
Noncash interest expense	8,386	7,021
Foreign currency exchange losses	217	125
Contributions to pension and postretirement benefit plans	(442)	(440)
Payment of interest on payment-in-kind notes	(1,527)	-
Change in operating assets and liabilities:
Accounts receivable	(5,765)	(20,228)
Inventories	(17,702)	(8,284)
Other current assets	(902)	(993)
Accounts payable and accrued liabilities	21,055	19,691
Income taxes payable	167	(186)
Other	308	(630)

Net cash used in operating activities	(4,701)	(8,965)

INVESTING
Capital expenditures	(553)	(1,148)
Distributions from unconsolidated affiliates	-	250
Proceeds from sale of property, plant and equipment	2,052	642
Proceeds from sale of other assets	5,007	-

Net cash provided by (used in) investing activities	6,506	(256)

FINANCING
Proceeds from issuance of term loans	40,500	-
Repayment of term loans	(10,633)	(1,463)
Net borrowings under revolver loans	49,897	11,384
Repayment of revolving loan facility at maturity	(38,577)	-
Proceeds from (repayments of) short-term borrowings	(1,151)	2,213
Payment of financing fees	(2,466)	(10)
Repayment of capital lease obligations	(161)	(149)
Proceeds from issuance of senior subordinated notes - related party	2,000	-
Payment of principal on payment-in-kind notes	(38,992)	-
Capital contributions from minority stockholders	-	800
Decrease in checks issued in excess of deposits	(502)	(1,014)

Net cash provided by (used in) financing activities	(85)	11,761

Effect of exchange rate changes on cash and cash equivalents	(425)	(113)

Net change in cash and cash equivalents	1,295	2,427

Cash and cash equivalents at beginning of period	3,890	6,046

Cash and cash equivalents at end of period	$5,185	$8,473

Supplemental disclosure of cash flow information:
Cash payments of income taxes, net	$826	$213
Cash payments for interest	$2,223	$2,265
Noncash investing and financing activities:
Accrued preferred stock dividend	$5,041	$4,675
Issuance of note receivable for sale of assets	$1,041	$-
Additions to property, plant and equipment using deposits or trade credits	$-	$20

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 Description of the Company and Basis of Presentation

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

The December 31, 2010 consolidated balance sheet data included herein was derived from the Company’s audited financial statements. The unaudited consolidated financial statements included herein have been prepared by ITG pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) as well as accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q, unless otherwise specified, have been presented to separately show the effects of discontinued operations. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results for the reported interim periods, which consist of only normal recurring adjustments. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates pertain to impairments of goodwill and other long-lived assets, income taxes, pension and other postretirement benefits, environmental liabilities and loss contingencies, among others. Actual results may differ from these estimates. The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Therefore, the results of any interim periods, including those presented herein, are not necessarily indicative of the results to be expected in subsequent quarters of the year ending December 31, 2011.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. One customer, V.F. Corporation, accounted for more than 10% of the Company’s net sales in the three months ended March 31, 2011, and one customer, the U.S. Department of Defense, accounted for more than 10% of the Company’s net sales in 2010.  Additionally, the Company believes that one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those contractors for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends and loans they may make to the Company. Of the Company’s consolidated cash balance of $5.2 million at March 31, 2011, approximately $0.1 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At March 31, 2011, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $9.0 million.

Significant Accounting Policies

As of March 31, 2011, there were no changes in the Company’s then-existing significant accounting policies or the application of those policies from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Because of the repayments of significant portions of the Company’s senior subordinated notes during the three months ended March 31, 2011, the Company has added the following significant accounting policy to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Payable in-Kind Interest

At certain dates and in accordance with the terms of certain underlying note agreements, payable in-kind interest (“PIK Interest”) is either added to the principal amount of the related notes or is capitalized through the issuance of additional interest-bearing notes. The accrual of such PIK Interest is included in interest expense in the consolidated statements of operations and is included in noncash interest expense in the consolidated statements of cash flows. Upon the repayment of all or a portion of such notes, any accrued PIK Interest that has not yet been capitalized under the terms of the underlying note agreements is classified as cash used in operating activities in the consolidated statements of cash flows. Repayment of the principal amount of notes, including PIK Interest that has been capitalized under the terms of the underlying notes, is classified as cash used in financing activities in the consolidated statements of cash flows.

2010 Change in Accounting Principle

Effective in the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The Company believes the FIFO method is more appropriate because the FIFO method is used predominately in the industry in which the Company operates, and therefore the change makes the comparison of results among companies in the industry more meaningful. The Company also believes that the FIFO method provides a more meaningful presentation of financial position because the FIFO method more accurately reflects the current value of inventories on the consolidated balance sheet, and the change also conforms all of the Company’s inventories to a single costing method for both financial reporting and income tax purposes. The Company applied this change in method of inventory valuation by retrospective application to its prior period financial statements in accordance with GAAP. Accordingly, certain amounts previously presented in the consolidated financial statements for the three months ended March 31, 2010 have been recast to reflect this change in accounting principle. The change in method of accounting increased certain financial statement line items as follows (amounts in thousands, except per share data):

For the Three
Months Ended
March 31,
2010
Statements of Operations:
Cost of goods sold	$582
Loss from continuing operations	$582
Net loss	$582
Per share of common stock (basic and diluted):
Net loss from continuing operations per share applicable to common stock of International Textile Group, Inc.	$0.03

Statements of Cash Flows:
Net loss	$582
Change in inventories	$582
Net cash from operating activities	$—

The change in inventory accounting from LIFO to FIFO had no effect on income tax expense in the three months ended March 31, 2010 due to the Company’s U.S. net operating loss carryforwards and related valuation allowances.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amends Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” to revise accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance was effective for the Company beginning on January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.” ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 of the fair value hierarchy, and also requires more detailed disclosure about the activity within Level 3 of the fair value hierarchy. The changes to this ASC as a result of this update were effective on January 1, 2010 for the Company, except for requirements related to Level 3 disclosures, which were effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and had no impact on the Company’s consolidated results of operations, financial condition or cash flows.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 increases disclosure requirements about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. ASU 2010-20 is effective for all reporting periods beginning on or after December 15, 2010. The guidance in ASU 2010-20 does not apply to trade accounts receivable that have a contractual maturity of one year or less and that arose from the sale of goods and services. This guidance requires new disclosures only and had no impact on the Company’s consolidated results of operations, financial condition or cash flows.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 amends the criteria for performing step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, step 2 of the goodwill impairment test is required if qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. The Company adopted the provisions of ASU 2010-28 on January 1, 2011 and such adoption did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

Recently Issued Accounting Pronouncements

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”,which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, which provides additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. As a result, the effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will be coordinated. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.These changes are not expected to have a material impact on the Company’s consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements since December 31, 2010 that are of significance, or potential significance, to the Company.

Note 2  Discontinued Operations and Long-Lived Assets Held for Sale

At December 31, 2010, the Company had $1.6 million of long-lived assets held for sale consisting primarily of machinery and equipment of $1.2 million related to the discontinued jacquard fabrics business in the interior furnishings segment, and $0.4 million in the bottom-weight woven fabrics segment. At March 31, 2011, the Company had $0.2 million of long-lived assets held for sale, consisting primarily of buildings in the bottom-weight woven fabrics segment. Such long-lived assets held for sale are classified as current assets in the accompanying consolidated balance sheets for all periods presented because the Company expects to sell these assets within the next twelve months of the respective balance sheet dates.

On March 31, 2011, the Company entered into an agreement to sell certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The purchase price included $6.4 million in cash and a non-interest bearing promissory note for $1.1 million to be repaid in eleven monthly installments beginning in September 2011 (recorded with a discount of $0.1 million as of March 31, 2011). The jacquard fabrics business had net sales of $3.6 million and $4.3 million in the three months ended March 31, 2011 and 2010, respectively, and income from discontinued operations, net of income taxes, of $0.0 million and $0.1 million, respectively, in the same periods.  The jacquard fabrics business had net sales of $16.5 million and pre-tax losses of $0.0 million in 2010. The results of operations related to the jacquard fabrics business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in the three months ended March 31, 2011, which is also included in discontinued operations.

Note 3 Inventories

The major classes of inventories are as follows (in thousands):

	March 31,	December 31,
	2011	2010

Raw materials	$19,871	$20,584
Work in process	46,947	38,572
Finished goods	52,431	45,076
Dyes, chemicals and supplies	15,171	14,747
	$134,420	$118,979

Effective in the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method (see Note 1).

Note 4 Impairment of Long-Lived Assets

In April 2009 the Company decided to idle its Cone Denim de Nicaragua (“CDN”) facility after being notified of the closing of the cut/sew/laundry operation owned by a significant customer of CDN in Central America. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The decision to idle the CDN facility has required the Company to test each quarter the recoverability of the value of the CDN long-lived assets in the Company’s all other segment pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”.  Such reviews and tests did not result in any impairment charges in the three months ended March 31, 2011 or 2010. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets and continues to monitor its strategic alternatives in the region. Any decline in economic conditions could result in future additional impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Revolving loans:
ITG, Inc.	$40,059	$35,778
Parras Cone de Mexico, S.A. de C.V.	7,039	—
Term loans:
ITG, Inc.	18,040	—
Burlington Morelos S.A. de C.V.	20,000	6,595
Cone Denim (Jiaxing) Limited	34,942	34,942
Jiaxing Burlington Textile Company	8,323	8,737
ITG-Phong Phu Limited Company	16,725	17,840
Cone Denim de Nicaragua	38,006	37,997
Other:
Senior subordinated notes	12,627	51,619
Senior subordinated notes - related party	108,837	103,669
Unsecured subordinated notes - related party	89,270	85,588
Capitalized lease obligations	9,368	9,529
Other notes payable	120	130
Total long-term debt	403,356	392,424
Less: current portion of long-term debt	(39,631)	(30,061)
Less: callable long-term debt classified as current	(38,006)	(37,997)
Total long-term portion of long-term debt	$325,719	$324,366

Revolving and Term Loans

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into a $105.5 million Amended and Restated Credit Agreement with General Electric Capital Corporation, as Agent and lender and certain other lenders signatories thereto (the “2011 Credit Agreement”), which replaced the Company’s then-existing Bank Credit Agreement and Term Loan Agreement . The 2011 Credit Agreement provides for a revolving credit facility (the “U.S. Revolver”) in the amount of $85.0 million and a $20.5 million term loan facility (the “U.S. Term Loan”), each having a maturity date of March 30, 2015. The U.S. Term Loan requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement may bear interest at London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option.

The Company borrowed $40.9 million under the U.S. Revolver and $20.5 million under the U.S. Term Loan upon entry into the 2011 Credit Agreement. Proceeds from borrowings under the 2011 Credit Agreement were used by the Company to repay in full all outstanding amounts under the Company’s then-existing bank credit agreement, to prepay $20.5 million of Tranche A Notes (described below) and to pay fees and expenses in connection with the 2011 Credit Agreement of approximately $2.2 million. At March 31, 2011, there was $40.1 million outstanding under the U.S. Revolver at a weighted average interest rate of 6.0% and $18.0 million was outstanding under the U.S. Term Loan at a weighted average interest rate of 6.0%.

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

The 2011 Credit Agreement also contains certain availability and average adjusted availability requirements (each as defined in the 2011 Credit Agreement). The Company is required to maintain availability or average adjusted availability at or above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken by the lenders and margins, fees or limitations that may be imposed upon the Company under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At March 31, 2011, average adjusted availability was approximately $14.9 million and availability was $15.7 million, and the Company was subject to such restrictions;

•
if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined). The Company was in compliance with such fixed charge coverage ratio as of March 31, 2011;

•
the applicable margin added to LIBOR or other published bank interest rates under the 2011 Credit Agreement ranges from 3.25% to 3.75%, depending on average adjusted availability.  In addition, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, depending on amounts borrowed and average adjusted availability, payable monthly; and

•
if availability falls below certain other predefined levels, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), could be requested by the lenders under the 2011 Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of a support agreement entered into by such affiliates.

On March 23, 2011, a wholly owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”) entered into a five year, $20.0 million Mexican Term Loan with Banco Nacional De Mexico, S.A., ("Banamex"). The proceeds from borrowings under the Mexican Term Loan were used to (i) repay in full all outstanding obligations under Morelos’ then-existing term loan agreement in the amount of $6.6 million, and (ii) to repay a portion of intercompany indebtedness owed by Morelos to ITG in the amount of $13.0 million, which ITG then used to repay an equivalent amount of Tranche A Notes.

The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At March 31, 2011, the amount outstanding under the Mexican Term Loan was $20.0 million at an interest rate of 4.2%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month from April 2011 to February 2016, with the remaining principal balance due in March 2016.

Also in connection with the Mexican Term Loan, on March 23, 2011, a wholly owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone has agreed to sell certain of its accounts receivable to Banamex, on a recourse basis, in an amount not to exceed $14.7 million through March 7, 2012. At March 31, 2011, the amount of secured borrowings outstanding under the Mexican factoring facility was $7.0 million, at an interest rate of 4.2%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $8.3 million.

The Mexican Term Loan contains standard and customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under either of the respective agreements as a secured party. The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature, including a Short Term Indebtedness Coverage Index that cannot be less than 1.25, a Total Debt Coverage Index that cannot be greater than 3.5, an Interest Coverage Index that cannot be less than 3.5, a Liquidity Index that cannot be less than 1.2, and a Leverage Index (each as defined in the Mexican Term Loan) that cannot be greater than 2.0. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.7% at March 31, 2011. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments, which began in November 2009. In May 2010, the financing agreement was amended to extend the maturity date thereof from August 2011 to August 2013 and to change the interest rate to six-month LIBOR plus 3.0% for U.S. dollar loans. This amendment also specified that the lender has the right to immediately call this debt if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year after 2010. As of March 31, 2011, Jiaxing Burlington Textile Company expects that it will be able to comply with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At March 31, 2011, outstanding borrowings under this facility were $8.3 million (in U.S. dollar equivalents) with a weighted average interest rate of 5.7%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP”) entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments, which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At March 31, 2011, $16.7 million was outstanding under this facility with a weighted average interest rate of 7.6%. ITG-PP has entered into a seven year lease agreement for certain equipment with its joint venture partner that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement. Through March 31, 2011, ITG-PP had not made $3.4 million of required principal payments to its joint venture partner on this capital lease obligation. The Techcombank term and working capital loans, and the capital lease obligation, are non-recourse to the Company, but are secured by the assets of ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At March 31, 2011, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with those lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through March 31, 2011, CDN had not made $7.0 million of required term loan principal and interest payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. As a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan are granted certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. On July 26, 2010, the Company received a notice from Inter-American which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company is reserving all of its rights with respect thereto, and believes that any such required loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Furthermore, the Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. Because of the uncertainties related to these issues, the Company has classified the entire amount of such debt as current as of March 31, 2011 and December 31, 2010. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to obtaining amendments or modifications to the terms of the agreement governing the loan.

Senior Subordinated Notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes with an original maturity date of June 6, 2011 (the “Notes”). Prior to the occurrence of a Qualified Issuance (as defined in the purchase agreement relating to the Notes, the “Note Purchase Agreement”) of its debt and/or equity securities, interest on the Notes is payable in-kind (“PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, 50% of the then-outstanding PIK Interest and 50% of the accrued but unpaid interest on the Tranche A Notes (defined below) will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, 75% of the then-accrued but unpaid interest on the Notes will be payable in cash, and the remaining portion will continue to be payable in-kind.

At various times in 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an outstanding value (including PIK interest) at March 31, 2011 of $108.8 million. Such Notes have been amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes – related party” in the Company’s accompanying consolidated balance sheet at March 31, 2011. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011.

The interest rate on the Notes is 12% per year. On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its receivables to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of the Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Also under the Fifth Note Purchase Agreement Amendment, the interest rate on the Tranche A Notes increases by 0.5% per annum at the beginning of each quarter until maturity, beginning on October 1, 2011.

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At March 31, 2011, $121.5 million aggregate principal amount of the Notes was outstanding (of which $108.8 million was held by the WLR Affiliates, including interest that has been converted to principal).

The Note Purchase Agreement contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the Note Purchase Agreement imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Note Purchase Agreement currently provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted to secure the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The right of the holders of the Notes to receive payment in respect of the Notes is subordinated to the right of the lenders under the 2011 Credit Agreement to receive payment.

Unsecured Subordinated Notes—Related Party

As of March 31, 2011, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each with original due dates of June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At March 31, 2011, $89.3 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

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

Debt Maturities

As of March 31, 2011, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $39.6 million, $27.8 million, $38.7 million, $53.1 million and $206.2 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described below, the Company has classified the entire amount of such debt, $38.0 million, as current as of March 31, 2011 and December 31, 2010.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $46.4 million at March 31, 2011 and $47.3 million at December 31, 2010, with weighted average interest rates of 6.4% and 6.3%, respectively. At March 31, 2011, a U.S. subsidiary of ITG has outstanding short-term financing from certain cotton suppliers in the amount of $8.0 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans from various Chinese financial institutions in an aggregate amount of $21.3 million;  Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.4 million; and ITG-PP has outstanding short-term working capital loans from certain financial institutions in the amount of $12.6 million. These borrowings consist of lines of credit and other short-term credit facilities which are used to fund working capital requirements within the respective subsidiaries.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2011, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of March 31, 2011 or December 31, 2010.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	International Textile Group, Inc. Stockholders
	Convertible preferred stock	Common stock	Capital in excess of par value	Treasury stock	Accumulated deficit	Accumu- lated other compre- hensive loss	Non- controlling interests	Total

Balance at December 31, 2010	$268,862	$175	$78,209	$(411)	$(443,499)	$(6,123)	$(1,818)	$(104,605)
Comprehensive loss for the three months ended March 31, 2011:
Net loss	—	—	—	—	(9,922)	—	(2,019)	(11,941)
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	119	—	119
Net comprehensive loss	—	—	—	—	(9,922)	119	(2,019)	(11,822)
Preferred stock dividends	5,041	—	(5,041)	—	—	—	—	—
Balance at March 31, 2011	$273,903	$175	$73,168	$(411)	$(453,421)	$(6,004)	$(3,837)	$(116,427)

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 10,956,136 shares of Series A Preferred Stock were issued and outstanding at March 31, 2011 (10,754,489 shares issued and outstanding at December 31, 2010) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at March 31, 2011 or December 31, 2010. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Net loss applicable to common shareholders	$(14,963)	$(13,778)
Effect of dilutive securities	—	—
Numerator for diluted earnings per share	$(14,963)	$(13,778)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468
Effect of dilutive securities	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of March 31, 2011 and the Liquidation Value thereof on such date, the Series A Preferred Stock could have potentially been convertible at the option of the holders thereof into 28,461,851 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Convertible preferred stock	28,462	26,397

	28,462	26,397

Note 8 Derivative Instruments

There have been no material changes in the use of derivative instruments or in the methods that the Company accounts for such instruments from the information disclosed in the Company’s 2010 Annual Report on Form 10-K. The Company does not designate its derivative instruments as hedges under hedge accounting rules. Accordingly, unrealized gains and losses on commodity and foreign exchange derivative contracts are recorded in “other income (expense)” since these transactions represent noncash changes in the fair values of such open contracts that are not expected to correlate with the amounts and timing of the recognition of the hedged items. Because the hedged items are components of cost of goods sold, realized gains and losses on commodity and foreign exchange derivative contracts are recorded in cost of goods sold upon settlement of those contracts.

The fair value of derivative instruments recognized in the March 31, 2011 and December 31, 2010 consolidated balance sheets was not significant. Also, the effect of derivative instruments on the consolidated statements of operations was not significant in the three months ended March 31, 2011 or 2010.

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

As of March 31, 2011, the Company had capital expenditure commitments not reflected as liabilities on the accompanying consolidated balance sheet of $0.3 million. The Company also has a contingent liability of $0.3 million for an amendment fee that could be added to the principal amount of the Tranche A Notes if such notes are not fully repaid by June 6, 2011. These commitments and contingencies were not reflected as liabilities on the accompanying consolidated balance sheet as of March 31, 2011 because the Company had not received or taken title to the related assets or the Company has estimated that it is not probable that a liability has been incurred.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in no less than one third increments, that may be exercised on July 25, 2011 or 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Payment on the put option may be made in stock if the Company’s securities are traded on the New York Stock Exchange or the NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to perform under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one-third increments at the Valuation Price that may be exercised on July 25, 2012, 2013 or 2014. Either party to this joint venture may sell its equity interest to a non-competitor after July 25, 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 25, 2012, a party which holds more than 50% of the joint venture equity interests wishes to sell all of such interests to a bona fide arm’s length third party, then the other party shall have its interests included in the transfer if requested by the selling party and at a price to be paid in cash, which shall not be less than the Valuation Price.

As previously disclosed, three substantially identical lawsuits were filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in late 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs raise purported derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs also make certain related claims against certain of the defendants’ former advisors. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed under the Company’s insurance programs. Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

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

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of the following operating segments: the narrow fabrics segment, consisting of narrow webbing products for safety restraint products such as seat belts and military and technical uses; operations related to the idled Cone Denim de Nicaragua plant facility; and transportation services and other miscellaneous items. The interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, is presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

Net sales, income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated affiliates, and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment net sales for the three months ended March 31, 2011 and 2010 were primarily attributable to commission finishing sales of $5.0 million and $5.3 million, respectively.

	Three Months Ended
	March 31,	March 31,
	2011	2010

Net Sales:
Bottom-weight Woven Fabrics	$145,492	$128,556
Commission Finishing	10,690	13,325
All Other	6,844	10,744
	163,026	152,625
Intersegment sales	(5,040)	(5,262)
	$157,986	$147,363

Income (Loss) From Continuing Operations Before Income Taxes and Equity in Income (Loss) of Unconsolidated Affiliates:
Bottom-weight Woven Fabrics	$4,092	$4,016
Commission Finishing	136	277
All Other	(1,228)	(493)
Total reportable segments	3,000	3,800
Corporate expenses	(3,844)	(4,152)
Other operating income - net	403	444
Restructuring and impairment charges	(14)	(62)
Interest expense	(11,557)	(10,021)
Other income (expense), net	(972)	(928)
	(12,984)	(10,919)
Income tax expense	(1,014)	(439)
Equity in income (loss) of unconsolidated affiliates	(24)	124
Loss from continuing operations	(14,022)	(11,234)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(29)	80
Gain on disposal, net of taxes	2,110	0
Income from discontinued operations	2,081	80
Net loss	(11,941)	(11,154)
Less: net loss attributable to noncontrolling interests	(2,019)	(2,051)
Net loss attributable to International Textile Group, Inc.	$(9,922)	$(9,103)

	March 31,	December 31,
	2011	2010
Total Assets:
Bottom-weight Woven Fabrics	$403,949	$383,961
Commission Finishing	16,486	14,238
All Other	19,927	25,221
Corporate	14,312	12,322
	$454,674	$435,742

Note 11 Restructuring Activities

The Company recorded additional charges related to previously disclosed programs in the amount of less than $0.1 million in the three months ended March 31, 2011 and $0.1 million in the three months ended March 31, 2010. A complete discussion of restructuring initiatives is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the remaining liabilities outstanding at March 31, 2011 during 2011.

Severance and COBRA Benefits
Balance at December 31, 2010	$136
2011 charges, net	14
Payments	(112)
Balance at March 31, 2011	$38

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

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at March 31, 2011 and December 31, 2010 were not significant.

The Company’s assessments of impairment of long-lived assets in the three months ended March 31, 2011 and 2010 did not result in any impairment charges.  The Company cannot predict the occurrence of events that might adversely affect the carrying value of long-lived assets held and used, goodwill and other intangible assets. Continued uncertainty or deterioration in global economic conditions, and/or additional changes in assumptions or circumstances, could result in impairment charges in long-lived assets held and used, goodwill or other intangible assets in future periods in which the change occurs.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of March 31, 2011 related to expected yield, the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at March 31, 2011. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at March 31, 2011 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates and that include interest rate margins that were established in connection with the Company’s refinancing activities in March 2011.

Note 13 Other Operating Income—Net

Other operating income–net includes net gains related to the disposal of miscellaneous property and equipment of $0.4 million in the three months ended March 31, 2011 and $0.2 million in the three months ended March 31, 2010. Other operating income–net for the three months ended March 31, 2010 also includes income of $0.2 million related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments.

Note 14 Other Expense

The following table summarizes the Company’s other expense (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Litigation expense, net of insurance reimbursements	$(1,092)	$(806)
Foreign currency exchange gains (losses), net	(52)	(84)
Unrealized gains (losses) on derivative instruments, net	5	(72)
Other	(10)	(83)
Total	$(1,149)	$(1,045)

In the three months ended March 31, 2011 and 2010, the Company paid or accrued $3.3 million and $0.8 million, respectively, in legal fees not related to current operations. In the three months ended March 31, 2011, the Company recorded $2.2 million in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company in 2011, 2010 and 2009. Such net non-operating expense is recorded in other expense in the consolidated statement of operations.

Note 15 Income Taxes

Income tax expense was $1.0 million in the three months ended March 31, 2011 in comparison with $0.4 million in the three months ended March 31, 2010. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. In addition, income tax expense for the three months ended March 31, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $3.6 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the three months ended March 31, 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.2 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized, $3.2 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations of International Textile Group, Inc. should be read in connection with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as with the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Annual Report”), which includes audited financial results of the Company as of and for the year ended December 31, 2010.

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

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of the following operating segments: the narrow fabrics segment, consisting of narrow webbing products for safety restraint products such as seat belts and military and technical uses; expenses related to the idled Cone Denim de Nicaragua plant facility; and transportation services and other miscellaneous items. The interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, is presented as discontinued operations in all periods presented in this quarterly report.

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. Currently, the Company’s manufacturing footprint includes 15 production facilities in 5 countries. However, the Company’s Nicaraguan denim facility has been idled since April 2009. The international greenfield initiatives and the reconfiguration of the Company’s operations are substantially complete, and the Company believes it is positioned to begin realizing certain of the benefits of its investments as the global economic environment improves. Combined with capabilities in the U.S. and Mexico, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the recent global economic downturn in economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

International Greenfield Initiatives

The Company’s facilities in China and Vietnam experienced increasing capacity utilization during 2010 as the economy improved from the significant downturn in 2008 and 2009. A second shift of garment processing operators was added in 2010 at the Company’s Vietnam facility. The textile facility in Vietnam is supporting the fabric needs of this garment operation, and in 2011 we remain focused on building confidence levels with targeted fabric customers for near and long-term sales. The Company’s vertical denim plant in Nicaragua remains idled, and the Company continues to monitor its strategic alternatives in the region. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets; such reviews and tests did not result in any impairment charges in 2010 or in the three months ended March 31, 2011.

Business and Industry Trends

Through March 31, 2011, the global economy continues to exhibit uncertainties after undergoing significant disruptions and generally unfavorable developments in 2008 and 2009. Concerns related to continued high unemployment and the prospects for sustained economic recovery continue to impact consumer spending, which continues to be weak in many markets, specifically in the Company’s significant markets, including apparel. The Company has taken significant steps since 2008 to counter this continued economic uncertainty. These actions include negotiating higher sales prices for certain products, implementing cost saving initiatives and substantially reducing inventory. Consequently, the Company experienced some improvements in 2010 and in the first quarter of 2011 in terms of operational performance in the Company’s existing businesses. Although restrictions on liquidity and uncertainties in the global financial markets continue to adversely impact the availability and cost of incremental credit for many companies and negatively affect consumer confidence and spending, the Company believes that overall economic conditions appear to have begun to stabilize.

The Company’s apparel business is affected by changes in retail sales, imports, and inventory levels held by retailers and manufacturing customers. The Company began to experience significant volume increases in 2010 in certain segments as compared to the prior year, primarily in the bottom-weight woven fabrics segment. Decreases in sales volumes in the first quarter of 2011 in most of the Company’s businesses as compared to the same period of the prior year were offset by higher selling prices in most of its businesses. The Company cannot provide any assurances that it will be able to sustain any recent improvements in sales since such improvements depend upon, in significant part, consumer spending at retail, re-stocking of customer inventory, and the level of competition within the textile industry, which are primarily outside of the Company’s control, and the Company’s ability to increase sales prices to offset certain rising costs or reduced sales volumes.

During the latter part of 2010, cotton prices began increasing dramatically and recently reached historical highs due to weather-related and other supply disruptions which, when combined with increasing demand for cotton, particularly in Asia, has created concerns about availability in addition to increased costs for the Company’s products. While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2010 by higher cotton and other raw material prices. In response to the cost increases in cotton as well as other raw materials, we have increased sales prices in 2011 and we expect to continue to attempt to increase sales prices in response to higher costs. If, however, the Company is unable to sustain sales at these higher price levels, incurs increased costs for raw materials that the Company is unable to recoup through price increases, or experiences interruptions in our cotton supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Pressures by the U.S. and other governments to require the Chinese renminbi to fluctuate against other currencies have resulted in a recent strengthening of the Chinese renminbi against the U.S. dollar. Such currency reform is generally supported by U.S. companies seeking to reduce imports from China. The Company has two production plants in China. Certain of the Company’s North American businesses that compete with Chinese imports could see a future benefit from a sustained trend of more expensive imports from China; however, the impact of any general price increases of imported goods on the overall economy and any related effects on the Company’s businesses is uncertain. Because the Company’s plants in China generally are in a Chinese renminbi net liability position, the Company’s results of operations in 2010 and in the first quarter of 2011 have been negatively affected by the recent strengthening of the Chinese renminbi against the U.S. dollar, and results are expected to continue to be negatively affected if the Chinese renminbi continues to further strengthen against the U.S. dollar. Also, the recent strengthening of the Mexican peso against the U.S. dollar has had a negative impact on the Company’s results of operations and cash flows because the Company’s operations in Mexico are currently in a peso net liability position and the Company is required to buy pesos to fund such operations. Because of the potential impacts on the Company’s businesses and operations from changes in the Company’s foreign operations and/or movements in foreign currency exchange rates that are uncertain, the Company cannot predict the short-term or long-term impact from changes in foreign currency exchange rates on its consolidated financial position, results of operations or cash flows.

Results of Operations

Net sales and income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated affiliates for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment net sales for the three months ended March 31, 2011 and 2010 were primarily attributable to commission finishing sales of $5.0 million and $5.3 million, respectively.

	Three Months Ended
	March 31,	March 31,
	2011	2010

Net Sales:
Bottom-weight Woven Fabrics	$145,492	$128,556
Commission Finishing	10,690	13,325
All Other	6,844	10,744
	163,026	152,625
Intersegment sales	(5,040)	(5,262)
	$157,986	$147,363

Income (Loss) From Continuing Operations Before Income Taxes and Equity in Income (Loss) of Unconsolidated Affilliates:
Bottom-weight Woven Fabrics	$4,092	$4,016
Commission Finishing	136	277
All Other	(1,228)	(493)
Total reportable segments	3,000	3,800
Corporate expenses	(3,844)	(4,152)
Other operating income - net	403	444
Restructuring and impairment charges	(14)	(62)
Interest expense	(11,557)	(10,021)
Other income (expense), net	(972)	(928)
	(12,984)	(10,919)
Income tax expense	(1,014)	(439)
Equity in income (loss) of unconsolidated affiliates	(24)	124
Loss from continuing operations	(14,022)	(11,234)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(29)	80
Gain on disposal, net of taxes	2,110	0
Income from discontinued operations	2,081	80
Net loss	(11,941)	(11,154)
Less: net loss attributable to noncontrolling interests	(2,019)	(2,051)
Net loss attributable to International Textile Group, Inc.	$(9,922)	$(9,103)

Comparison of Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

Consolidated: Consolidated net sales in the three months ended March 31, 2011 and 2010 were $158.0 million and $147.4 million, respectively, an increase of $10.6 million, or 7.2%, in 2011 compared to 2010. This increase was primarily due to higher selling prices and an improved product mix in most of the bottom-weight woven fabrics segment’s businesses, and sales volume increases primarily in that segment’s denim business. These increases were partially offset by volume declines in most of the Company’s other operating segments primarily due to the completion of certain government contracts in 2010, government budget cuts, the 2010 exit by the Company from the seat belt fabric business related to a single customer, and continued unfavorable economic conditions affecting certain segments.

Gross profit in the three months ended March 31, 2011 was $12.6 million, or 8.0% of net sales, compared to $13.1 million in the three months ended March 31, 2010, or 8.9% of net sales. Gross profit margins were negatively impacted primarily by higher energy costs, foreign exchange losses and manufacturing inefficiencies at certain locations due to volume declines and changes in product mix.  Operating income (loss) in the three months ended March 31, 2011 was $(0.5) million compared to $0.0 million in the three months ended March 31, 2010 with such reduction primarily due to the lower gross profit margins described above.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment in the three months ended March 31, 2011 increased $16.9 million to $145.5 million as compared to the $128.6 million recorded in the three months ended March 31, 2010. The increase in sales primarily resulted from higher selling prices of $17.3 million and improved product mix of $7.3 million in most of the bottom-weight woven fabrics segment’s businesses and sales volume increases of $4.8 million in the denim business and $1.1 million in the worsted wool business due to improved economic conditions affecting those businesses.  Improvements in this segment were partially offset by reduced sales volumes of $13.6 million related primarily to the government uniform, synthetic and technical fabrics businesses due to the completion of certain government contracts in 2010, bridge buying (smaller quantity purchases) due to government budget cuts, and general unfavorable economic conditions affecting those businesses.

Income in the bottom-weight woven fabrics segment was $4.1 million in the three months ended March 31, 2011 compared to $4.0 million in the three months ended March 31, 2010. Improvements in operating results included $20.6 million due to higher selling prices and improved product mix primarily in the denim, synthetics and technical fabrics businesses. These improvements were offset by higher raw material costs of $13.7 million, manufacturing inefficiencies of $5.3 million at certain locations due to volume declines and changes in product mix, higher energy costs of $0.9 million and less favorable effects from foreign currency exchange rates of $0.5 million.

Commission Finishing: Net sales in the commission finishing segment were $10.7 million in the three months ended March 31, 2011 compared to $13.3 million in the three months ended March 31, 2010. The decrease from the prior year was primarily due to sales volume decreases of $2.2 million due to the loss of certain customer contracts. Commission finishing markets in both periods have also been negatively affected by diminished discretionary income and consumer spending in the U.S.

Income in the commission finishing segment was $0.1 million in the three months ended March 31, 2011 compared to $0.3 million in the three months ended March 31, 2010. The decrease in operating results was primarily due to lower sales volumes and capacity utilization.

All Other: Net sales in the all other segment in the three months ended March 31, 2011 and 2010 were $6.8 million and $10.7 million, respectively, a decrease of $3.9 million. The decrease from the prior year period was primarily due to lower sales volumes of $4.6 million related to the exit by the Company from a low margin seat belt fabric business related to a single customer in 2010 as well as the delay in sales from certain government contracts, partially offset by higher selling prices and a more favorable product mix of $0.7 million. Loss in the all other segment was $1.2 million in the three months ended March 31, 2011 as compared to $0.5 million in the three months ended March 31, 2010. The decrease in operating results was primarily due to lower sales volume of $0.7 million and higher raw material costs of $0.4 million, partially offset by higher sales prices and improved product mix of $0.2 million and lower costs of $0.1 million at the Company’s idled plant facility at Cone Denim de Nicaragua.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $13.4 million in the three months ended March 31, 2011 and 2010. As a percentage of net sales, this expense was 8.5% in the three months ended March 31, 2011 and 9.1% in the three months ended March 31, 2010. Selling and administrative expenses decreased in the three months ended March 31, 2011 primarily due to lower health benefit costs and lower bad debt expenses, partially offset by higher 401(k) expense, higher selling commissions and higher bank fees related to the Company’s debt refinancing activities in the three months ended March 31, 2011.

OTHER OPERATING INCOME—NET: Other operating income–net includes net gains related to the disposal of miscellaneous property and equipment of $0.4 million in the three months ended March 31, 2011 and $0.2 million in the three months ended March 31, 2010. Other operating income–net for the three months ended March 31, 2010 also includes income of $0.2 million related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments.

RESTRUCTURING CHARGES: The Company recorded additional charges related to previously disclosed programs in the amount of less than $0.1 million in the three months ended March 31, 2011 and $0.1 million in the three months ended March 31, 2010. A complete discussion of restructuring initiatives is included in the Company’s Annual Report.

INTEREST EXPENSE: Interest expense of $11.6 million in the three months ended March 31, 2011 was $1.6 million higher than interest expense of $10.0 million in the three months ended March 31, 2010. Interest expense in the three months ended March 31, 2011 was higher compared to the prior year primarily due to higher outstanding balances on the Senior Subordinated Notes and the Company’s unsecured subordinated notes. Interest on such notes is payable in-kind on a quarterly basis, either by adding such interest to the principal amount of the notes, or through the issuance of additional interest-bearing notes. Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Senior Subordinated Notes was $8.4 million in the three months ended March 31, 2011 and $7.0 million in the three months ended March 31, 2010, including $6.9 million and $5.5 million, respectively, of non-cash related party interest expense (see “Liquidity and Capital Resources” below).

OTHER EXPENSE: In the three months ended March 31, 2011 and 2010, the Company paid or accrued $3.3 million and $0.8 million, respectively, in legal fees not related to current operations. In the three months ended March 31, 2011, the Company recorded $2.2 million in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company in 2011, 2010 and 2009. Other expense in the three months ended March 31, 2010 also included $0.1 million of losses on derivative instruments and foreign currency losses of $0.1 million.

INCOME TAX EXPENSE: Income tax expense was $1.0 million in the three months ended March 31, 2011 in comparison with $0.4 million in the three months ended March 31, 2010. Income tax expense was lower in the three months ended March 31, 2010 compared to the same period in 2011 primarily due to Mexico earnings and the timing of the utilization of net operating loss carryforwards. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. In addition, income tax expense for the three months ended March 31, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.1 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $3.6 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the three months ended March 31, 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.2 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized, $3.2 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible.

DISCONTINUED OPERATIONS: Sales in the Company’s discontinued jacquard fabrics business were $3.6 million and $4.3 million in the three months ended March 31, 2011 and 2010, respectively, and income from discontinued operations, net of income taxes, was $0.0 million and $0.1 million, respectively, in the same periods.  Reduced sales and operating results in this business in the three months ended March 31, 2011 as compared to 2010 were primarily due to a shift in the interior furnishings markets away from jacquards fabrics to printed fabrics, and, to a lesser extent, supply chain disruptions caused by the recent major earthquake in Japan. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in the three months ended March 31, 2011 which is also included in discontinued operations.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $2.0 million in the three months ended March 31, 2011 and $2.1 million in the three months ended March 31, 2010. Net losses attributable to noncontrolling interests in the three months ended March 31, 2011, as compared to 2010, were impacted by improved operating results at the Company’s joint venture in China, offset by higher operating losses at the Company’s joint venture in Vietnam.

Liquidity and Capital Resources

In March 2011, the Company refinanced its outstanding amounts under, and replaced, its then-existing Bank Credit Agreement and Term Loan Agreement.  On March 30, 2011, the Company entered into a $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”) and on March 23, 2011, a wholly owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a $20.0 million term loan facility (the “Mexican Term Loan”). The 2011 Credit Agreement matures in 2015 and provides for financing consisting of an $85.0 million revolving credit facility and a $20.5 million term loan facility. The Mexican Term Loan has a final maturity date of March 2016. In connection with the Mexican Term Loan, a wholly owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a receivables factoring agreement as described below. Proceeds from borrowings under each of the 2011 Credit Agreement and the Mexican Term Loan, and proceeds under the related factoring facility, were used to repay in full all outstanding obligations under the Company’s previously existing Bank Credit and Term Loan Agreements and to repay a portion of the Company’s senior subordinated notes (the “Notes”). See “Revolving and Term Loans and Factoring Agreements” below for a further discussion of the 2011 Credit Agreement and the Mexican Term Loan and related factoring facility.

The Company has also obtained amendments or consents to various of its credit facilities to extend the maturity dates of its Tranche A Notes and Tranche B Notes (defined below) to June 2013 and June 2015, respectively, to extend the maturity date of it unsecured subordinated notes (defined below) to March 2016, and to extend the maturity date of its debt at Jiaxing Burlington Textile Company Limited to August 2013. The Company has certain debt facilities outstanding with required principal payments in the aggregate amount of $39.6 million due within the twelve months after March 31, 2011. In addition, because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described below, the Company has classified the entire amount of such debt, $38.0 million, as current as of March 31, 2011. The Company is currently evaluating all of its options related to the funding of required principal payments due within the next twelve months, including the negotiation of amendments to extend the maturity dates of such debt or the refinancing of such debt on terms acceptable to the Company. In addition, the Company has benefited from an Amended and Restated Support Agreement, pursuant to which the WLR Affiliates (defined below) have agreed to make a cash capital contribution or a subordinated loan to the Company if the Company’s availability and/or adjusted availability (as defined) under its 2011 Credit Agreement were to fall below certain levels, as described below. There can be no assurances as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company.

During the latter part of 2010 and continuing into 2011, cotton prices began increasing dramatically and recently reached historical highs due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, has created concerns about availability in addition to increased costs for the Company’s products. While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2010 by these higher cotton and other raw material prices. In response to the cost increases in cotton as well as other raw materials, we have increased sales prices in 2011 and we expect to continue to attempt to increase sales prices in response to higher costs. If, however, the Company is unable to sustain sales at these higher price levels, incurs increased costs for raw materials that the Company is unable to recoup through price increases, or experiences interruptions in our cotton supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Our success in generating cash flows depends, in part, on our ability to manage working capital efficiently, reduce operating costs at our plants to be more closely aligned with capacity utilization, increase selling prices to offset higher raw material costs and increase volumes and revenue in all segments of our business, with particular emphasis on our international operations. During the three months ended March 31, 2011, the Company’s principal uses of funds consisted of funding operations, including for its international greenfield initiatives where expenditures have been in excess of revenues; capital expenditures; and payment of principal and interest on various indebtedness.

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

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of March 31, 2011 related to expected yield, the Company estimates that the fair values of its Senior Subordinated Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at March 31, 2011.

Cash Flows

The Company’s principal sources of funds have generally been borrowings under bank credit facilities, issuances of its Notes, project financing arrangements, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to various unsecured subordinated notes. During the three months ended March 31, 2011, the Company’s principal source of funds consisted of refinanced bank loans including borrowings under the revolving credit portions of various bank agreements and issuances of bank term loans, the sale of certain accounts receivable under a new factoring agreement, issuances of its Notes, and proceeds from the sale of the jacquards fabrics business and other miscellaneous property, plant and equipment. The primary cash requirements of our business are payments to vendors in the normal course of business, costs for employee labor and benefits, payments of principal, interest and fees on bank debt and other debt obligations and for capital expenditures.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

OPERATING ACTIVITIES: Net cash used in operating activities was $4.7 million in the three months ended March 31, 2011 compared to $9.0 million in the three months ended March 31, 2010. The lower cash outflows notwithstanding decreased operating results are primarily related to higher sales volumes and lower days sales outstanding, the sale of certain accounts receivable under a new factoring agreement, and an increase in accounts payable and accrued expenses, partially offset by higher raw material costs.

INVESTING ACTIVITIES: Net cash provided by investing activities was $6.5 million in the three months ended March 31, 2011 compared to net cash used in investing activities of $0.3 million in the three months ended March 31, 2010.  In the three months ended March 31, 2011, the company received net cash proceeds of $6.2 million related to the sale of the jacquards fabrics business and $0.9 million from the sale of other property, plant and equipment. Capital expenditures were $0.6 million in the 2011 period and $1.1 million in the 2010 period, and capital expenditures are projected to be approximately $4.0 million to $5.0 million for 2011, including amounts spent in the first quarter of 2011. Investing activities for the 2010 period included $0.3 million of distributions from the Company’s unconsolidated affiliates and $0.6 million of proceeds from the sale of property, plant and equipment.

FINANCING ACTIVITIES: Net cash used in financing activities of $0.1 million in the three months ended March 31, 2011 reflects the net effects of the Company’s debt refinancing activities as well as proceeds from the issuance of $2.0 million of Notes, net proceeds of $1.9 million under bank revolving loans, scheduled repayments of term loans and capital lease obligations of $4.2 million, and net repayments of short-term bank borrowings of $1.2 million. Refinancing activities included proceeds from the issuance of new term loans of $40.5 million, the repayment of maturing term loans of $6.6 million, proceeds from new bank revolving lines of credit of $48.0 million, the repayment of the maturing revolving line of credit of $38.6 million, the payment of financing fees of $2.5 million, and the repayment of the principal amount of certain Notes of $39.0 million using proceeds primarily from the refinanced bank debt and related activities. Net cash provided by financing activities of $11.8 million in the three months ended March 31, 2010 was primarily attributable to net borrowings of $11.4 million under bank revolving loans, proceeds from short-term bank borrowings of $2.2 million, and capital contributions from minority shareholders of $0.8 million, partially offset by repayment of obligations of $1.6 million under certain term loans and capital lease obligations.  In addition, checks issued in excess of deposits decreased by $0.5 million and $1.0 million in the three months ended March 31, 2011 and 2010, respectively.

Bank Credit Agreements

Revolving and Term Loans

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into a $105.5 million Amended and Restated Credit Agreement with General Electric Capital Corporation, as Agent and lender and certain other lenders signatories thereto (the “2011 Credit Agreement”), which replaced the Company’s then-existing Bank Credit Agreement and Term Loan Agreement . The 2011 Credit Agreement provides for a revolving credit facility (the “U.S. Revolver”) in the amount of $85.0 million and a $20.5 million term loan facility (the “U.S. Term Loan”), each having a maturity date of March 30, 2015. The U.S. Term Loan requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement may bear interest at London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option.

The Company borrowed $40.9 million under the U.S. Revolver and $20.5 million under the U.S. Term Loan upon entry into the 2011 Credit Agreement. Proceeds from borrowings under the 2011 Credit Agreement were used by the Company to repay in full all outstanding amounts under the Company’s then-existing bank credit agreement, to prepay $20.5 million of Tranche A Notes (described below) and to pay fees and expenses in connection with the 2011 Credit Agreement of approximately $2.2 million. At March 31, 2011, there was $40.1 million outstanding under the U.S. Revolver at a weighted average interest rate of 6.0% and $18.0 million was outstanding under the U.S. Term Loan at a weighted average interest rate of 6.0%.

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

The 2011 Credit Agreement also contains certain availability and average adjusted availability requirements (each as defined in the 2011 Credit Agreement). The Company is required to maintain availability or average adjusted availability at or above the predefined levels, or certain limitations may be imposed on the Company by its lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken by the lenders and margins, fees or limitations that may be imposed upon the Company under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to and/or investments in its international subsidiaries, including its greenfield initiatives. At March 31, 2011, average adjusted availability was approximately $14.9 million and availability was $15.7 million, and the Company was subject to such restrictions;

•
if availability is less than $17.5 million, the Company is required to comply with a specified fixed charge coverage ratio (as defined). The Company was in compliance with such fixed charge coverage ratio as of March 31, 2011;

•
the applicable margin added to LIBOR or other published bank interest rates under the 2011 Credit Agreement ranges from 3.25% to 3.75%, depending on average adjusted availability.  In addition, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, depending on amounts borrowed and average adjusted availability, payable monthly; and

•
if availability falls below certain other predefined levels, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), could be requested by the lenders under the 2011 Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of a support agreement entered into by such affiliates.

On March 23, 2011, a wholly owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”) entered into a five year, $20.0 million Mexican Term Loan with Banco Nacional De Mexico, S.A., ("Banamex"). The proceeds from borrowings under the Mexican Term Loan were used to (i) repay in full all outstanding obligations under Morelos’ then-existing term loan agreement in the amount of $6.6 million, and (ii) to repay a portion of intercompany indebtedness owed by Morelos to ITG in the amount of $13.0 million, which ITG then used to repay an equivalent amount of Tranche A Notes.

The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At March 31, 2011, the amount outstanding under the Mexican Term Loan was $20.0 million at an interest rate of 4.2%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month from April 2011 to February 2016, with the remaining principal balance due in March 2016.

Also in connection with the Mexican Term Loan, on March 23, 2011, a wholly owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone has agreed to sell certain of its accounts receivable to Banamex, on a recourse basis, in an amount not to exceed $14.7 million through March 7, 2012. At closing, proceeds of $5.0 million from the sale of receivables were used to repay $5.0 million of intercompany indebtedness owed to ITG, which ITG then used to repay an equivalent amount of Tranche A Notes. At March 31, 2011, the amount of secured borrowings outstanding under the Mexican factoring facility was $7.0 million, at an interest rate of 4.2%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $8.3 million.

The Mexican Term Loan contains standard and customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under either of the respective agreements as a secured party. The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature, including a Short Term Indebtedness Coverage Index that cannot be less than 1.25, a Total Debt Coverage Index that cannot be greater than 3.5, an Interest Coverage Index that cannot be less than 3.5, a Liquidity Index that cannot be less than 1.2, and a Leverage Index (each as defined in the Mexican Term Loan) that cannot be greater than 2.0. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $34.9 million with a weighted average interest rate of 2.7% at March 31, 2011. One-third of the then-outstanding loan amount is scheduled to be repaid in each of June 2011, June 2012 and June 2013. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments, which began in November 2009. In May 2010, the financing agreement was amended to extend the maturity date thereof from August 2011 to August 2013 and to change the interest rate to six-month LIBOR plus 3.0% for U.S. dollar loans. This amendment also specified that the lender has the right to immediately call this debt if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year after 2010. As of March 31, 2011, Jiaxing Burlington Textile Company expects that it will be able to comply with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At March 31, 2011, outstanding borrowings under this facility were $8.3 million (in U.S. dollar equivalents) with a weighted average interest rate of 5.7%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture (“ITG-PP”) entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments, which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At March 31, 2011, $16.7 million was outstanding under this facility with a weighted average interest rate of 7.6%. ITG-PP has entered into a seven year lease agreement for certain equipment with its joint venture partner that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement. Through March 31, 2011, ITG-PP had not made $3.4 million of required principal payments to its joint venture partner on this capital lease obligation. The Techcombank term and working capital loans, and the capital lease obligation, are non-recourse to the Company, but are secured by the assets of ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At March 31, 2011, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with those lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through March 31, 2011, CDN had not made $7.0 million of required term loan principal and interest payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. As a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan are granted certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. On July 26, 2010, the Company received a notice from Inter-American which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company is reserving all of its rights with respect thereto, and believes that any such required loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Furthermore, the Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. Because of the uncertainties related to these issues, the Company has classified the entire amount of such debt as current as of March 31, 2011 and December 31, 2010. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to obtaining amendments or modifications to the terms of the agreement governing the loan.

Senior Subordinated Notes

On June 6, 2007, the Company issued and sold $80.0 million of its senior subordinated notes with an original maturity date of June 6, 2011 (the “Notes”). Prior to the occurrence of a Qualified Issuance (as defined in the purchase agreement relating to the Notes, the “Note Purchase Agreement”) of its debt and/or equity securities, interest on the Notes is payable in-kind (“PIK Interest”) on a quarterly basis, either by adding such interest to the principal amount of the Notes, or through the issuance of additional interest-bearing Notes. Upon the completion of a Qualified Issuance, 50% of the then-outstanding PIK Interest and 50% of the accrued but unpaid interest on the Tranche A Notes (defined below) will be immediately payable in cash. In addition, at each interest payment date occurring after the completion of a Qualified Issuance, 75% of the then-accrued but unpaid interest on the Notes will be payable in cash, and the remaining portion will continue to be payable in-kind.

At various times in 2009, the WLR Affiliates purchased from the Note holders certain of the Notes with an outstanding value (including PIK interest) at March 31, 2011 of $108.8 million. Such Notes have been amended, restated and issued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes – related party” in the Company’s accompanying consolidated balance sheet at March 31, 2011. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011.

The interest rate on the Notes is 12% per year. On March 16, 2011, the Company entered into Amendment No. 4 to the Note Purchase Agreement (the “Fourth Note Purchase Agreement Amendment”). The Fourth Note Purchase Agreement Amendment, among other things, allowed the Company to enter into a factoring agreement with Bank of America, N.A. (“B of A”), pursuant to which the Company may sell certain of its receivables to B of A on a non-recourse basis. The Company entered into this factoring agreement on March 17, 2011. On March 30, 2011, the Company entered into Amendment No. 5 to the Note Purchase Agreement (the “Fifth Note Purchase Agreement Amendment”). The Fifth Note Purchase Agreement Amendment, among other things, extended the maturity date of the Tranche A Notes to June 2013, extended the maturity date of the Tranche B Notes to June 2015, and eliminated the excess U.S. collateral coverage covenant contained in the Note Purchase Agreement. Under such amendment, if the notional amount of Tranche A Notes is less than $6.0 million on June 6, 2011, the maturity date of the Tranche A Notes will be automatically extended to March 2015. Also under the Fifth Note Purchase Agreement Amendment, the interest rate on the Tranche A Notes increases by 0.5% per annum at the beginning of each quarter until maturity, beginning on October 1, 2011.

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At March 31, 2011, $121.5 million aggregate principal amount of the Notes was outstanding (of which $108.8 million was held by the WLR Affiliates, including interest that has been converted to principal).

The Note Purchase Agreement contains affirmative and negative covenants by the Company customary for financing transactions of this type, including those relating to mandatory prepayment upon the occurrence of certain events. In addition, the Note Purchase Agreement imposes certain restrictions on the Company’s ability to engage in certain transactions, including those with affiliates or certain other extraordinary transactions. The Note Purchase Agreement currently provides for, among other things, the guaranty by certain of the Company’s U.S. subsidiaries of the Company’s obligations thereunder. In addition, the obligations of the Company are secured by liens on substantially all of the Company’s (and its subsidiaries) U.S. assets, a pledge by the Company (and its subsidiaries) of the stock of certain of its U.S. subsidiaries and a pledge by the Company of the stock of certain of its foreign subsidiaries. The liens and pledges granted to secure the Notes are subordinated to the senior liens of the lenders under certain of the Company’s other financing agreements. The right of the holders of the Notes to receive payment in respect of the Notes is subordinated to the right of the lenders under the 2011 Credit Agreement to receive payment.

Unsecured Subordinated Notes—Related Party

As of March 31, 2011, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each with original due dates of June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At March 31, 2011, $89.3 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

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

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 10,956,136 shares of Series A Preferred Stock were issued and outstanding at March 31, 2011 (10,754,489 shares issued and outstanding at December 31, 2010) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at March 31, 2011 or December 31, 2010. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

 Commitments

As of March 31, 2011, the Company had raw material and service contract commitments totaling $19.7 million and capital expenditure commitments of $0.3 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements, from a combination of borrowings under its 2011 Credit Agreement as well as through other external sources of financing as management deems appropriate, to the extent available to the Company. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in no less than one third increments, that may be exercised on July 25, 2011 or 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Payment on the put option may be made in stock if the Company’s securities are traded on the New York Stock Exchange or the NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to perform under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one-third increments at the Valuation Price that may be exercised on July 25, 2012, 2013 or 2014. A party to this joint venture may sell its equity interest to a non-competitor after July 25, 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 25, 2012, a party which holds more than 50% of the joint venture equity interests wishes to sell all of such interests to a bona fide arm’s length third party, then the other party shall have its interests included in the transfer if requested by the selling party and at a price to be paid in cash, which shall not be less than the Valuation Price.

At December 31, 2010, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $15.2 million. The Company contributed $1.4 million to this plan during fiscal year 2010, and $0.9 million in 2011 through the date of this report. The Company estimates making total contributions to this plan in 2011 in the range of $2.5 million to $3.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Short-term Borrowings

The Company and certain of its subsidiaries had short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $46.4 million at March 31, 2011 and $47.3 million at December 31, 2010, with weighted average interest rates of 6.4% and 6.3%, respectively. At March 31, 2011, a U.S. subsidiary of ITG has outstanding short-term financing from certain cotton suppliers in the amount of $8.0 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans from various Chinese financial institutions in an aggregate amount of $21.3 million;  Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.4 million; and ITG-PP has outstanding short-term working capital loans from certain financial institutions in the amount of $12.6 million. These borrowings consist of lines of credit and other short-term credit facilities which are used to fund working capital requirements within the respective subsidiaries.

Off-Balance Sheet Arrangements

At March 31, 2011, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of March 31, 2011, the Company and various consolidated subsidiaries of the Company were borrowers under various credit agreements (as described above, collectively, the “Facilities”).

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

Derivative Instruments

There have been no material changes in the use of derivative instruments or in the methods that the Company accounts for such instruments from the information disclosed in the Company’s Annual Report. The Company does not designate its derivative instruments as hedges under hedge accounting rules. The fair value of derivative instruments recognized in the December 31, 2010 and March 31, 2011 consolidated balance sheets was not significant. The effect of derivative instruments on the consolidated statements of operations was not significant in the three months ended March 31, 2011 and 2010.

Seasonality

Prior to the recent economic downturn, the strongest portion of the consumer apparel sales cycle was typically March through November as customers would target goods to be sold at retail for the back-to-school fall, holiday and spring seasons. Consumer apparel fabric sales had become increasingly seasonal, as well, as customers had begun to rely more upon contract sewing and had sought to compress the supply cycle to mirror retail seasonality. In portions of 2009, the retail sector appeared to be correcting its supply of inventories based on anticipated consumer spending and, after the correction of inventories, appeared to be replenishing during periods that, in the past, may have been weaker due to the historical impact of seasonality. Since the economic downturn began, it has been more difficult to predict seasonality; our net sales in each of the first, second, third and fourth quarters of 2010 represented 24%, 26%, 26% and 24%, respectively, of our total net sales for the year.

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of March 31, 2011 there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.  Because of the significant repayments of portions of the Company’s senior subordinated notes during the three months ended March 31, 2011, the Company has added the following significant accounting policy to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Payable in-Kind Interest

At certain dates and in accordance with the terms of certain underlying note agreements, payable in-kind interest (“PIK Interest”) is either added to the principal amount of the related notes or is capitalized through the issuance of additional interest-bearing notes. The accrual of such PIK Interest is included in interest expense in the consolidated statements of operations and is included in noncash interest expense in the consolidated statements of cash flows. Upon the repayment of all or a portion of such notes, any accrued PIK Interest that has not yet been capitalized under the terms of the underlying note agreements is classified as cash used in operating activities in the consolidated statements of cash flows. Repayment of the principal amount of notes, including PIK Interest that has been capitalized under the terms of the underlying notes, is classified as cash used in financing activities in the consolidated statements of cash flows.

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

During the Company’s quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Amendment No. 4 to Senior Subordinated Note Purchase Agreement, dated as of March 16, 2011, by and among the Company and the Purchasers signatory thereto.
10.2	Amendment No. 5 to Senior Subordinated Note Purchase Agreement, dated as of March 30, 2011, by and among the Company and the Purchasers signatory thereto.
10.3
Amendment No. 22 to Credit Agreement, dated as of March 4, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.4
Amendment No. 7 to Term Loan Agreement, dated as of March 4, 2011, by and among Burlington Morelos S.A. de C.V., the other parties signatory thereto, General Electric Capital Corporation, as agent, and the lenders named therein.

10.5
Amended and Restated Credit Agreement, dated as of March 30, 2011, by and among International Textile Group, Inc. and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as agent and lender, and the other lenders and other  parties signatory thereto.

10.6	English translation of Term Loan Agreement, dated as of March 23, 2011, by and among Burlington Morelos S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto.
10.7	English translation of Factoring Discount Line Opening Agreement, dated as of March 23, 2011, by and among Parras Cone de Mexico, S.A. de C.V. and Banco Nacional De Mexico, S.A., as lender thereto.
10.8	Form of Amended and Restated Unsecured Subordinated Promissory Note.
31.1	Certification of Principal Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Vice President and Chief Accounting Officer
(Principal Financial Officer)

Date: May 12, 2011