Form 10-Q
period 2011-06-30
INTERNATIONAL TEXTILE GROUP INC
filed 2011-08-11
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File Number 000-23938
________________________

INTERNATIONAL TEXTILE GROUP, INC.
(Exact name of registrant as specified in its charter)
________________________

DELAWARE	33-0596831
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

804 Green Valley Road, Suite 300, Greensboro, North Carolina 27408
(Address and zip code of principal executive offices)

(336) 379-6220
(Registrant’s telephone number, including area code)
_____________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 9, 2011, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	4

		Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	5

		Unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010	6

		Notes to Consolidated Financial Statements (Unaudited)	7 - 23

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24 - 39

	ITEM 4.	CONTROLS AND PROCEDURES	40

PART II	OTHER INFORMATION

	ITEM 6.	EXHIBITS	41

SIGNATURE			42

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

Forward-looking statements are inherently predictive and speculative, are not a guarantee of performance and no assurance can be given that any of such statements, or the results predicted thereby, will prove to be correct. All forward-looking statements are based on management’s current beliefs and assumptions, such as beliefs and assumptions with respect to general economic and industry conditions, cost and availability of raw materials, expected timing of production at various international greenfield initiative locations, the ability to maintain compliance with the requirements under various credit facilities, our ability to complete acquisition or disposition transactions, expected synergies, expected national and international legislation and regulation, and potential financing sources and opportunities, among others, all of which in turn are based on currently available information and estimates. Any of these assumptions could prove inaccurate, which could cause actual results to differ materially from those contained in any forward-looking statement.

In addition to changes to the underlying beliefs and assumptions, developments with respect to important factors including, without limitation, the following, could cause our actual results to differ materially from those made or implied by any forward-looking statements:
·	national, regional and international economic conditions and the continued uncertain economic outlook;
·	our financial condition, which may place us under stress and/or put us at a competitive disadvantage compared to our competitors that have less debt;
·	our inability to repay or refinance our debt as it becomes due at our greenfield locations or otherwise;
·	significant increases in the underlying interest rates on which our floating rate debt is based;
·	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
·	dramatic increases in the prices of energy and raw materials and sufficient availability of raw material, especially cotton, and our ability to plan for and respond to the impact of those changes;
·	additional cost pressures which may result in further integration or industry consolidation;
·	lower than anticipated demand for our products;
·	our international greenfield initiatives not producing the expected benefits or incurring asset impairments;
·	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our operations, specifically including our international greenfield initiatives;
·	our dependence on the success of, and our relationships with, our largest customers;
·	the highly competitive and rapidly evolving market in which we operate;
·	competitive pricing pressures on our sales;
·
risks associated with foreign operations and foreign supply sources, such as disruptions of markets, changes in import and export laws, changes in future quantitative limits, duties or tariffs, currency restrictions and currency exchange rate fluctuations;

·	successfully maintaining and/or upgrading our information technology systems;
·
adverse changes or increases in U.S. Government policies that are unfavorable to domestic manufacturers, including among other things, significant budget restraints that could affect certain of our businesses;

·	our inability to protect our proprietary information and prevent third parties from making unauthorized use of our products and technology;
·
the funding requirements of our defined benefit pension plan or lower than expected investment performance by our pension plan assets, which may require us to increase the funding of our pension liability and/or incur higher pension expense; and

·	changes in existing environmental laws or their interpretation, more vigorous enforcement by regulatory agencies or the discovery of currently unknown conditions.

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

PART I  FINANCIAL INFORMATION
ITEM  1.   FINANCIAL STATEMENTS
INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)
	June 30,	December 31,
Assets	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,893	$3,890
Accounts receivable, less allowances of $1,225 and $1,004, respectively	87,239	72,735
Sundry notes and receivables	12,449	10,678
Inventories	154,627	118,979
Deferred income taxes	2,358	1,793
Prepaid expenses	4,364	3,943
Assets held for sale	—	1,563
Other current assets	2,044	1,077
Total current assets	268,974	214,658
Investments in and advances to unconsolidated affiliates	836	238
Property, plant and equipment, net	201,509	210,809
Intangibles and deferred charges, net	3,359	1,253
Goodwill	2,740	2,740
Income taxes receivable	308	1,745
Deferred income taxes	2,235	2,622
Other assets	1,539	1,677
Total assets	$481,500	$435,742
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$85,158	$68,058
Short-term borrowings	61,110	47,307
Accounts payable	62,583	41,325
Sundry payables and accrued liabilities	30,096	23,037
Income taxes payable	4,898	5,512
Deferred income taxes	3,220	2,674
Total current liabilities	247,065	187,913
Bank debt and other long-term obligations, net of current maturities	118,456	83,490
Senior subordinated notes	13,319	51,619
Senior subordinated notes - related party	112,137	103,669
Unsecured subordinated notes - related party	93,332	85,588
Income taxes payable	1,985	1,902
Deferred income taxes	2,488	2,124
Other liabilities	22,826	24,042
Total liabilities	611,608	540,347
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 11,163,846 and 10,754,489 shares issued and outstanding, aggregate liquidation value of $279,096 and $268,862 at June 30, 2011 and December 31, 2010, respectively)	279,096	268,862
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at June 30, 2011 and December 31, 2010)	175	175
Capital in excess of par value	67,975	78,209
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(464,887)	(443,499)
Accumulated other comprehensive loss, net of taxes	(5,884)	(6,123)
Total International Textile Group, Inc. stockholders’ deficit	(123,936)	(102,787)
Noncontrolling interests	(6,172)	(1,818)
Total stockholders' deficit	(130,108)	(104,605)
Total liabilities and stockholders' deficit	$481,500	$435,742
See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP,  INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(As recast)		(As recast)
Net sales	$175,713	$161,550	$333,699	$308,913
Cost of goods sold	161,954	146,645	307,377	280,915
Gross profit	13,759	14,905	26,322	27,998
Selling and administrative expenses	12,865	13,061	26,217	26,373
Provision for bad debts	88	66	143	199
Other operating income - net	(310)	(3,089)	(713)	(3,533)
Restructuring charges	-	37	14	99
Income from operations	1,116	4,830	661	4,860
Non-operating other income (expense):
Interest income	172	47	349	164
Interest expense - related party	(7,362)	(5,938)	(14,212)	(11,457)
Interest expense - third party	(4,346)	(4,704)	(9,053)	(9,206)
Other income (expense)	(2,354)	651	(3,503)	(394)
Total non-operating other expense	(13,890)	(9,944)	(26,419)	(20,893)
Loss from continuing operations before income taxes and equity in income (loss) of unconsolidated affiliates	(12,774)	(5,114)	(25,758)	(16,033)
Income tax expense	(1,040)	(770)	(2,054)	(1,209)
Equity in income (loss) of unconsolidated affiliates	78	(222)	54	(98)
Loss from continuing operations	(13,736)	(6,106)	(27,758)	(17,340)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(21)	52	(50)	132
Gain (loss) on disposal, net of tax	(44)	-	2,066	-
Income (loss) from discontinued operations	(65)	52	2,016	132
Net loss	(13,801)	(6,054)	(25,742)	(17,208)
Less: net loss attributable to noncontrolling interests	(2,335)	(559)	(4,354)	(2,610)
Net loss attributable to International Textile Group, Inc.	$(11,466)	$(5,495)	$(21,388)	$(14,598)

Net loss attributable to International Textile Group, Inc.	$(11,466)	$(5,495)	$(21,388)	$(14,598)
Accrued preferred stock dividends	(5,193)	(4,816)	(10,234)	(9,491)
Net loss applicable to common stock of International Textile Group, Inc.	$(16,659)	$(10,311)	$(31,622)	$(24,089)

Net income (loss) per share applicable to common stock of
International Textile Group, Inc., basic:
Loss from continuing operations	$(0.95)	$(0.59)	$(1.93)	$(1.39)
Income from discontinued operations	-	-	0.12	0.01
	$(0.95)	$(0.59)	$(1.81)	$(1.38)
Net income (loss) per share applicable to common stock of
International Textile Group, Inc., diluted:
Loss from continuing operations	$(0.95)	$(0.59)	$(1.93)	$(1.39)
Income from discontinued operations	-	-	0.12	0.01
	$(0.95)	$(0.59)	$(1.81)	$(1.38)

Weighted average number of shares outstanding - basic	17,468	17,468	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
OPERATIONS		(As recast)
Net loss	$(25,742)	$(17,208)
Adjustments to reconcile net loss to cash used in operations:
Gain on disposal of discontinued operations	(2,066)	-
Provision for bad debts	130	165
Depreciation and amortization of property, plant and equipment	10,252	10,660
Amortization of deferred financing costs	753	1,012
Deferred income taxes	728	235
Equity in (income) loss of unconsolidated affiliates	(54)	98
Change in reserve for losses on inventory purchase commitments	-	(135)
Gain on sale of assets	(713)	(214)
Noncash interest expense	16,140	14,493
Foreign currency exchange losses	1,017	269
Contributions to pension and postretirement benefit plans	(1,479)	(780)
Payment of interest on payment-in-kind notes	(1,527)	-
Change in operating assets and liabilities:
Accounts receivable	(15,853)	(28,152)
Inventories	(37,911)	(8,220)
Other current assets	(2,236)	(1,879)
Accounts payable and accrued liabilities	28,975	16,401
Income taxes payable	(836)	(72)
Other	1,912	(239)
Net cash used in operating activities	(28,510)	(13,566)

INVESTING
Capital expenditures	(1,255)	(1,721)
Distributions from unconsolidated affiliates	-	250
Proceeds from sale of property, plant and equipment	1,430	618
Proceeds from sale of other assets, net	6,106	-
Net cash provided by (used in) investing activities	6,281	(853)

FINANCING
Proceeds from issuance of term loans	40,500	-
Repayment of term loans	(25,863)	(1,953)
Net borrowings under revolver loans	76,201	16,011
Repayment of revolving loan facility at maturity	(38,577)	-
Net proceeds from short-term borrowings	13,020	294
Payment of financing fees	(2,556)	(38)
Repayment of capital lease obligations	(324)	(301)
Proceeds from issuance of senior subordinated notes - related party	2,000	-
Payment of principal on payment-in-kind notes	(38,992)	-
Capital contributions from minority stockholders	-	1,200
Decrease in checks issued in excess of deposits	(581)	(1,038)
Net cash provided by financing activities	24,828	14,175

Effect of exchange rate changes on cash and cash equivalents	(596)	(238)
Net change in cash and cash equivalents	2,003	(482)
Cash and cash equivalents at beginning of period	3,890	6,046
Cash and cash equivalents at end of period	$5,893	$5,564

Supplemental disclosures of cash flow information:
Cash payments of income taxes, net	$760	$804
Cash payments for interest	$4,949	$4,885
Noncash investing and financing activities:
Accrued preferred stock dividend	$10,234	$9,491
Conversion to equity of note payable to joint venture partner	$-	$2,940
Issuance of note receivable for sale of assets	$1,041	$-
Additions to property, plant and equipment using deposits or trade credits	$-	$20
Debt incurred to settle deferred financing costs	$300	$-
Capital lease obligations incurred to acquire assets	$-	$127
See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 Description of the Company and Basis of Presentation

International Textile Group, Inc. (“ITG”, the “Company”, “we”, “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, Mexico and Vietnam.

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

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates pertain to inventory valuations, reserves for bad debts, impairments of goodwill and other long-lived assets, income taxes, pension and other postretirement benefits, environmental liabilities and loss contingencies, among others. Actual results may differ from these estimates. The Company has experienced, and expects to continue to experience, variability in net sales and net income (loss) from quarter to quarter. Therefore, the results of any interim periods, including those presented herein, are not necessarily indicative of the results to be expected for any subsequent interim or full year periods.

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. One customer, V.F. Corporation, accounted for approximately 10% of the Company’s net sales in the six months ended June 30, 2011, and one customer, the U.S. Department of Defense, accounted for more than 10% of the Company’s net sales in 2010. Additionally, the Company believes that one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products. Although Levi Strauss is not directly liable in any way for the payment by any of those producers for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $5.9 million at June 30, 2011, approximately $0.3 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At June 30, 2011, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $8.2 million.

Significant Accounting Policies

As of June 30, 2011, there were no changes in the Company’s then-existing significant accounting policies or the application of those policies from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Because of the repayments of significant portions of the Company’s senior subordinated notes during the six months ended June 30, 2011, the Company has added the following significant accounting policy to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Payable in-Kind Interest

In accordance with the terms of certain underlying note agreements, at certain dates, payable in-kind interest (“PIK Interest”) is either added to the principal amount of the related notes or is capitalized through the issuance of additional interest-bearing notes. The accrual of such PIK Interest is included in interest expense in the consolidated statements of operations and is included in noncash interest expense in the consolidated statements of cash flows as a component of operating cash flows. Upon the repayment of all or a portion of such notes, any accrued PIK Interest that has not yet been capitalized under the terms of the underlying note agreements is classified as cash used in operating activities in the consolidated statements of cash flows. Repayment of the principal amount of notes, including PIK Interest that has been capitalized under the terms of the underlying notes, is classified as cash used in financing activities in the consolidated statements of cash flows.

2010 Change in Accounting Principle

Effective in the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The Company believes the FIFO method is more appropriate because the FIFO method is used predominately in the industry in which the Company operates, and therefore the change makes the comparison of results among companies in the industry more meaningful. The Company also believes that the FIFO method provides a more meaningful presentation of financial position because the FIFO method more accurately reflects the current value of inventories on the consolidated balance sheet, and the change also conforms all of the Company’s inventories to a single costing method for both financial reporting and income tax purposes. The Company applied this change in method of inventory valuation by retrospective application to its prior period financial statements in accordance with GAAP. Accordingly, certain amounts previously presented in the consolidated financial statements for the three and six months ended June 30, 2010 have been recast to reflect this change in accounting principle. The change in method of accounting increased (decreased) certain financial statement line items as follows (amounts in thousands, except per share data):

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2010
Statements of Operations:
Cost of goods sold	$(1,429)	$(847)
Loss from continuing operations	$(1,429)	$(847)
Net loss	$(1,429)	$(847)
Per share of common stock (basic and diluted):
Net loss from continuing operations per share
applicable to common stock of
International Textile Group, Inc.	$(0.08)	$(0.05)

Statements of Cash Flows:
Net loss	$—	$(847)
Change in inventories	$—	$847
Net cash from operating activities	$—	$—

The change in inventory accounting from LIFO to FIFO had no effect on income tax expense in the three and six months ended June 30, 2010 due to the Company’s U.S. net operating loss carryforwards and related valuation allowances.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 increases disclosure requirements about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. ASU 20 10-20 is effective for all reporting periods beginning on or after December 15, 2010. The guidance in ASU 2010-20 does not apply to trade accounts receivable that have a contractual maturity of one year or less and that arose from the sale of goods and services. This guidance requires new disclosures only and had no impact on the Company’s consolidated results of operations, financial condition or cash flows.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 amends the criteria for performing step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For such reporting units, step 2 of the goodwill impairment test is required if qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. The Company adopted the provisions of ASU 2010-28 on January 1, 2011 and such adoption did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 “,which temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which provides additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. As a result, the effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was coordinated. This guidance is effective for interim and annual periods ending after June 15, 2011. The adoption of ASU 2011-01 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company is currently evaluating the requirements of ASU 2011-04 and has not yet determined its expected impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company has not yet determined which of these presentation options it will adopt in 2012.

There have been no other recent accounting pronouncements or changes in accounting pronouncements since December 31, 2010 that are of significance, or potential significance, to the Company.

Note 2 Discontinued Operations and Long-Lived Assets Held for Sale

At December 31, 2010, the Company had $1.6 million of long-lived assets held for sale consisting primarily of machinery and equipment of $1.2 million related to the discontinued jacquard fabrics business, and $0.4 million related to certain buildings in the bottom-weight woven fabrics segment that were sold in the six months ended June 30, 2011.

On March 31, 2011, the Company entered into an agreement to sell certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The purchase price included $6.4 million in cash and a non-interest bearing promissory note for $1.1 million to be paid in eleven monthly installments beginning in September 2011 (recorded with an initial discount of $0.1 million). In the three months ended June 30, 2010, the jacquard fabrics business had net sales of $4.1 million and income from discontinued operations, net of income taxes, of $0.1 million. The jacquard fabrics business had net sales of $3.6 million and $8.4 million in the six months ended June 30, 2011 and 2010, respectively, and income (loss) from discontinued operations, net of income taxes, of $(0.1) million and $0.1 million, respectively, in the same periods. The jacquard fabrics business had net sales of $16.5 million and pre-tax losses of $0.0 million in the fiscal year ended December 31, 2010. The results of operations related to the jacquard fabrics business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in the six months ended June 30, 2011, which is also included in discontinued operations.

Note 3 Inventories

The major classes of inventories are as follows (in thousands):

	June 30,	December 31,
	2011	2010

Raw materials	$24,399	$20,584
Work in process	46,173	38,572
Finished goods	67,620	45,076
Dyes, chemicals and supplies	16,435	14,747
	$154,627	$118,979

Effective in the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method (see Note 1).

Note 4 Impairment Testing of Long-Lived Assets

The Company’s ITG-Phong Phu Joint Venture (“ITG-PP”) has experienced increasing capacity utilization since the significant economic downturn in 2008 and 2009 but continues to incur operating losses primarily due to certain manufacturing inefficiencies, product quality issues and a shortage of available working capital. The Company has taken significant steps to stabilize this operation and remains focused on improving its operations and increasing its volumes. The ITG-PP operating losses have required the Company to test each quarter the recoverability of the value of the ITG-PP long-lived assets in the Company’s bottom-weight woven fabrics segment pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. In addition, the Company’s Cone Denim de Nicaragua (“CDN”) facility has been idled since April 2009, and the idling of CDN’s facility has required the Company to test each quarter the recoverability of the value of the CDN long-lived assets in the Company’s all other segment. Such recoverability reviews and tests did not result in any impairment charges in the three and six months ended June 30, 2011 or 2010. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets and continues to monitor its strategic alternatives in these regions. Any further decline in economic conditions or failure to improve the operating results at ITG-PP could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Revolving loans:
ITG, Inc.	$59,502	$35,778
Parras Cone de Mexico, S.A. de C.V.	13,900	—
Term loans:
ITG, Inc.	17,039	—
Burlington Morelos S.A. de C.V.	19,250	6,595
Cone Denim (Jiaxing) Limited	23,067	34,942
Jiaxing Burlington Textile Company	7,925	8,737
ITG-Phong Phu Limited Company	15,610	17,840
Cone Denim de Nicaragua	38,006	37,997
Other:
Senior subordinated notes	13,319	51,619
Senior subordinated notes - related party	112,137	103,669
Unsecured subordinated notes - related party	93,332	85,588
Capitalized lease obligations	9,204	9,529
Other notes payable	111	130
Total long-term debt	422,402	392,424
Less: current portion of long-term debt	(47,152)	(30,061)
Less: callable long-term debt classified as current	(38,006)	(37,997)
Total long-term portion of long-term debt	$337,244	$324,366

Revolving and Term Loans

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into a $105.5 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as Agent and lender, and certain other lenders signatory thereto (the “2011 Credit Agreement”), which replaced the Company’s then-existing U.S. bank credit agreement and its Mexican term loan agreement. The 2011 Credit Agreement provides for a revolving credit facility (the “U.S. Revolver”) in the amount of $85.0 million and a $20.5 million term loan facility (the “U.S. Term Loan”), each having a maturity date of March 30, 2015. The U.S. Term Loan requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement may bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option.

The Company borrowed $40.9 million under the U.S. Revolver and $20.5 million under the U.S. Term Loan upon entry into the 2011 Credit Agreement. Proceeds from borrowings under the 2011 Credit Agreement were used by the Company to repay in full all outstanding amounts under the Company’s then-existing bank credit agreement, to prepay $20.5 million of Tranche A Notes (described below) and to pay fees and expenses in connection with the 2011 Credit Agreement of approximately $2.2 million. At June 30, 2011, there was $59.5 million outstanding under the U.S. Revolver at a weighted average interest rate of 4.5% and $17.0 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.1%.

The obligations of the Company (and certain of its U.S. subsidiaries) under the 2011 Credit Agreement are secured by certain of the Company’s (and its U.S. subsidiaries’) U.S. assets, a pledge by the Company (and its U.S. subsidiaries) of the stock of their respective U.S. subsidiaries and a pledge by the Company (and its U.S. subsidiaries) of the stock of certain of their respective foreign subsidiaries.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company by the lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken by the lenders and margins, fees or limitations that may be imposed upon the Company under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

·
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries, including its greenfield initiatives. At June 30, 2011, average adjusted availability was approximately $6.7 million and availability was $7.0 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in June 2011, the Company and the lenders under the 2011 Credit Agreement entered into Amendment No. 2 to the 2011 Credit Agreement which, among other things, provided the Company the ability to make investments in ITG-PP up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011;

·
if availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of June 30, 2011;

·
depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates under the 2011 Credit Agreement can range from 3.25% to 3.75%.  In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

·
if availability falls below certain other predefined levels, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), could be requested by the lenders under the 2011 Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of a support agreement entered into by such affiliates; no such request has been made by the lenders as of June 30, 2011.

On March 23, 2011, a wholly owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a five year, $20.0 million term loan (the “Mexican Term Loan”) with Banco Nacional De Mexico, S.A., (“Banamex”). The proceeds from borrowings under the Mexican Term Loan were used to (i) repay in full all outstanding obligations under Morelos’ then-existing term loan agreement in the amount of $6.6 million, and (ii) repay a portion of intercompany indebtedness owed by Morelos to ITG in the amount of $13.0 million, which ITG then used to repay an equivalent amount of Tranche A Notes.

The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At June 30, 2011, the amount outstanding under the Mexican Term Loan was $19.3 million at an interest rate of 4.2%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month from April 2011 to February 2016, with the remaining principal balance due in March 2016.

In connection with the Mexican Term Loan, on March 23, 2011, a wholly owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone has agreed to sell certain of its accounts receivable to Banamex, on a recourse basis, in an amount not to exceed $14.7 million through March 7, 2012. At June 30, 2011, the amount of secured borrowings outstanding under the Mexican factoring agreement was $13.9 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $16.4 million.

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

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $23.1 million with a weighted average interest rate of 2.3% at June 30, 2011.  The outstanding loan amount is scheduled to be repaid in the principal amounts of $11.7 million and $11.4 million in June 2012 and June 2013, respectively. Cone Denim (Jiaxing) Limited made its scheduled principal repayment of $11.6 million in June 2011 primarily by increasing its short-term bank borrowings. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments, which began in November 2009. In May 2010, the financing agreement was amended to extend the maturity date thereof from August 2011 to August 2013 and to change the interest rate to six-month LIBOR plus 3.0% for U.S. dollar loans. The amended financing agreement provides that the lender has the right to immediately call this debt if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of June 30, 2011, Jiaxing Burlington Textile Company expects that it will be able to comply with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At June 30, 2011, outstanding borrowings under this facility were $7.9 million (in U.S. dollar equivalents) with a weighted average interest rate of 5.9%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments, which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At June 30, 2011, $15.6 million was outstanding under this facility with a weighted average interest rate of 6.4%.

ITG-PP has entered into a seven year lease agreement for certain equipment with its joint venture partner that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement. Through June 30, 2011, ITG-PP had not made $3.8 million of required principal payments to its joint venture partner on this capital lease obligation. The Techcombank term loan and the ITG-PP capital lease obligation are non-recourse to the Company, but are secured by the assets of ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At June 30, 2011, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with those lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through June 30, 2011, CDN had not made $9.3 million of required term loan principal and interest payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company is reserving all of its rights with respect thereto, and believes that any such required loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Although, the Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of June 30, 2011 and December 31, 2010. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to obtaining amendments or modifications to the terms of the agreement governing the loan.

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

At various times in 2009, the WLR Affiliates purchased from Note holders certain of the Notes with an outstanding value (including PIK Interest) at June 30, 2011 of $112.1 million. Such Notes have been amended, restated and reissued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes – related party” in the Company’s accompanying consolidated balance sheet at June 30, 2011. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011.

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

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At June 30, 2011, $125.5 million aggregate principal amount of the Notes was outstanding (of which $112.1 million was held by the WLR Affiliates, including interest that has been converted to principal).

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

Unsecured Subordinated Notes—Related Party

As of June 30, 2011, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each with original due dates of June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At June 30, 2011, $93.3 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

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

Debt Maturities

As of June 30, 2011, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $47.2 million, $41.0 million, $13.2 million, $182.4 million and $100.6 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described above, the Company has classified the entire amount of such debt, $38.0 million, as current as of June 30, 2011 and December 31, 2010.

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $61.1 million at June 30, 2011 and $47.3 million at December 31, 2010, with weighted average interest rates of 6.7% and 6.3%, respectively. At June 30, 2011, ITG and  its U.S. subsidiaries have outstanding short-term financing from certain cotton and other suppliers in the amount of $8.0 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans in an aggregate amount of $34.6 million from various Chinese financial institutions, including $2.6 million guaranteed by a $2.8 million standby letter of credit with WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr.;  Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $5.0 million; and ITG-PP has outstanding short-term working capital loans from certain financial institutions in the amount of $13.5 million. These borrowings consist of lines of credit and other short-term credit facilities which are used primarily to fund working capital requirements within the respective entities.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2011, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of June 30, 2011 or December 31, 2010, except as noted below.

In the six months ended June 30, 2011, the Company entered into (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) a Guaranty of Payment (as amended and restated, the “Guaranty”). Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty entered into by the Company in favor of Fund IV. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements, to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay Fund IV a letter of credit issuance fee of $0.2 million and a per annum amount equal to 10% of the amount of any such outstanding letters of credit.  The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	International Textile Group, Inc. Stockholders
						Accumu-
						lated other
	Convertible		Capital in			compre-	Non-
	preferred	Common	excess of	Treasury	Accumulated	hensive	controlling
	stock	stock	par value	stock	deficit	loss	interests	Total

Balance at December 31, 2010	$268,862	$175	$78,209	$(411)	$(443,499)	$(6,123)	$(1,818)	$(104,605)
Comprehensive loss for the six
months ended June 30, 2011:
Net loss	—	—	—	—	(21,388)	—	(4,354)	(25,742)
Actuarial gains on benefit plans,
net of taxes	—	—	—	—	—	239	—	239
Net comprehensive loss	—	—	—	—	(21,388)	239	(4,354)	(25,503)
Preferred stock dividends	10,234	—	(10,234)	—	—	—	—	—
Balance at June 30, 2011	$279,096	$175	$67,975	$(411)	$(464,887)	$(5,884)	$(6,172)	$(130,108)

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 11,163,846 shares of Series A Preferred Stock were issued and outstanding at June 30, 2011 (10,754,489 shares issued and outstanding at December 31, 2010) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at June 30, 2011 or December 31, 2010. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

·
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

·
upon any liquidation, winding up or dissolution of the Company, holders of shares of Series B Preferred Stock will be entitled to receive $25.00 per share, plus any declared but unpaid dividends, prior and in preference to any payment on any junior securities;

·
shares of Series B Preferred Stock will automatically convert into shares of the Company’s common stock upon the completion of a qualified Public Offering of common stock by the Company at a ratio equal to $25.00 divided by the public offering price per share in such Public Offering. Notwithstanding this, however, if the total number of shares of common stock to be issued upon such automatic conversion would exceed the maximum number of shares of common stock then available for issuance pursuant to awards under the 2008 Plan, then the conversion ratio for the Series B Preferred Stock will be adjusted such that the total number of shares of common stock to be issued upon such conversion will equal the number of shares of common stock then available for issuance pursuant to awards under the 2008 Plan; and

·
shares of Series B Preferred Stock will vote together with all other classes and series of stock of the Company on all matters submitted to a vote of the Company’s stockholders. Each share of Series B Preferred Stock will be entitled to one vote per share on all such matters.

Note 7 Reconciliation to Diluted Earnings (Loss) per Share

The following data reflects the amounts used in computing earnings (loss) per share and the effect on net loss, and the weighted average number of common shares and dilutive potential common shares issuable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss applicable to common shareholders	$(16,659)	$(10,311)	$(31,622)	$(24,089)
Effect of dilutive securities	—	—	—	—
Numerator for diluted earnings per share	$(16,659)	$(10,311)	$(31,622)	$(24,089)

Weighted-average number of common
shares used in basic earnings per share	17,468	17,468	17,468	17,468
Effect of dilutive securities	—	—	—	—
Weighted-average number of common shares
and dilutive potential common shares used
in diluted earnings per share	17,468	17,468	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of June 30, 2011 and the Liquidation Value thereof on such date, the Series A Preferred Stock could have potentially been convertible at the option of the holders thereof into 29,001,440 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Convertible preferred stock	29,001	26,897	28,733	26,648

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

The fair value of derivative instruments recognized in the June 30, 2011 and December 31, 2010 consolidated balance sheets was not significant. Also, the effect of derivative instruments on the consolidated statements of operations was not significant in the three and six months ended June 30, 2011 or 2010.

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

As of June 30, 2011, the Company had capital expenditure commitments not reflected as liabilities on the accompanying consolidated balance sheet of $0.5 million. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet as of June 30, 2011 because the Company had not received or taken title to the related assets or the Company has estimated that it is not probable that a liability has been incurred.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in no less than one third increments, that may be exercised on July 25, 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Payment on the put option may be made in stock if the Company’s securities are traded on the New York Stock Exchange or the NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to perform under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one-third increments at the Valuation Price that may be exercised on July 25, 2012, 2013 or 2014. Either party to this joint venture may sell its equity interest to a non-competitor after July 25, 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 25, 2012, a party which holds more than 50% of the joint venture equity interests wishes to sell all of such interests to a bona fide arm’s length third party, then the other party shall have its interests included in the transfer if requested by the selling party and at a price to be paid in cash, which shall not be less than the Valuation Price.

As previously disclosed, three substantially identical lawsuits were filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in late 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs have raised purported derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs have also made certain related claims against certain of the defendants’ former advisors. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed in part under the Company’s insurance programs.  A mediation of this matter has been scheduled for August 2011.  Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

The Company and its subsidiaries have and expect to have, from time to time, various claims and other lawsuits pending against them arising in the ordinary course of business. The Company may also be liable for environmental contingencies with respect to environmental cleanup activities. The Company makes provisions in its financial statements for litigation and claims based on the Company’s assessment of the possible outcome of such litigation and claims, including the possibility of settlement. It is not possible to determine with certainty the ultimate liability of the Company in any of the matters described above, if any, but in the opinion of management, except as may otherwise be described above, their outcome is not expected to have a material adverse effect upon the financial condition or results of operations or cash flows of the Company.

Note 10 Segment and Other Information

The Company is organized and managed primarily according to product categories and manufacturing processes rather than by markets or end-use customers. The Company currently has five operating segments that are reported to the chief operating decision maker (“CODM”) and three reportable segments under GAAP that are presented herein. The bottom-weight woven fabrics segment includes heavy weight woven fabrics with a high number of ounces of material per square yard, including woven denim fabrics, synthetic fabrics, worsted and worsted wool blend fabrics used for government uniform fabrics for dress U.S. military uniforms, cotton twill garment production, airbag fabrics used in the automotive industry, and technical and value added fabrics used in a variety of niche industrial and commercial applications, including highly engineered materials used in numerous applications and a broad range of industries, such as for fire service apparel, ballistics materials, filtration, military fabrics and outdoor awnings and covers. The commission finishing segment consists of textile printing and finishing services for customers primarily focusing on decorative fabrics and specialty prints as well as government uniform fabrics primarily for battle fatigue U.S. military uniforms. The all other segment consists of the following operating segments: the narrow fabrics segment, consisting of narrow webbing products for safety restraint products such as seat belts and military and technical uses; operations related to the idled Cone Denim de Nicaragua plant facility; and transportation services and other miscellaneous items. The interior furnishings fabrics segment, consisting of contract jacquard fabrics and upholstery for the residential and commercial markets, is presented as discontinued operations in the Company’s consolidated statements of operations for all periods presented. Segment data for all periods presented in the accompanying consolidated financial statements have been recast to conform to the current presentation as reported to the CODM.

Net sales, income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated affiliates, and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment net sales for the three months ended June 30, 2011 and 2010 were primarily attributable to commission finishing sales of $5.5 million and $4.3 million, respectively. Intersegment net sales for the six months ended June 30, 2011 and 2010 were primarily attributable to commission finishing sales of $10.6 million and $9.5 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales:
Bottom-weight Woven Fabrics	$161,716	$142,941	$307,208	$271,497
Commission Finishing	11,647	14,078	22,337	27,403
All Other	7,874	8,792	14,718	19,536
	181,237	165,811	344,263	318,436
Intersegment sales	(5,524)	(4,261)	(10,564)	(9,523)
	$175,713	$161,550	$333,699	$308,913

Income (Loss) From Continuing Operations Before Income Taxes
and Equity in Income (Loss) of Unconsolidated Affiliates:
Bottom-weight Woven Fabrics	$6,271	$5,837	$10,363	$9,853
Commission Finishing	(180)	663	(44)	940
All Other	(1,269)	(534)	(2,497)	(1,027)
Total reportable segments	4,822	5,966	7,822	9,766
Corporate expenses	(4,016)	(4,188)	(7,860)	(8,340)
Other operating income - net	310	3,089	713	3,533
Restructuring and impairment charges	—	(37)	(14)	(99)
Interest expense	(11,708)	(10,642)	(23,265)	(20,663)
Other income (expense), net	(2,182)	698	(3,154)	(230)
	(12,774)	(5,114)	(25,758)	(16,033)
Income tax expense	(1,040)	(770)	(2,054)	(1,209)
Equity in income (loss) of unconsolidated affiliates	78	(222)	54	(98)
Loss from continuing operations	(13,736)	(6,106)	(27,758)	(17,340)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(21)	52	(50)	132
Gain (loss) on disposal, net of taxes	(44)	—	2,066	—
Income (loss) from discontinued operations	(65)	52	2,016	132
Net loss	(13,801)	(6,054)	(25,742)	(17,208)
Less: net loss attributable to noncontrolling interests	(2,335)	(559)	(4,354)	(2,610)
Net loss attributable to International Textile Group, Inc.	$(11,466)	$(5,495)	$(21,388)	$(14,598)

	June 30,	December 31,
	2011	2010
Total Assets:
Bottom-weight Woven Fabrics	$428,742	$383,961
Commission Finishing	16,458	14,238
All Other	20,405	25,221
Corporate	15,895	12,322
	$481,500	$435,742

Note 11 Restructuring Activities

The Company recorded additional charges related to previously disclosed restructuring programs in the amount of less than $0.1 million in the three months ended June 30, 2011 and 2010. The Company recorded additional charges related to previously disclosed programs in the amount of less than $0.1 million in the six months ended June 30, 2011 and $0.1 million in the six months ended June 30, 2010. A complete discussion of restructuring initiatives is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the remaining liabilities outstanding at June 30, 2011 during 2011.

Severance and COBRA Benefits
Balance at December 31, 2010	$136
2011 charges, net	14
Payments	(112)
Balance at March 31, 2011	38
2011 charges, net	-
Payments	(2)
Balance at June 30, 2011	$36

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

The levels of the fair-value hierarchy are described as follows:

Level 1: Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date,

Level 2: Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, and

Level 3: Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at June 30, 2011 and December 31, 2010 were not significant.

The Company’s assessments of impairment of long-lived assets in the three and six months ended June 30, 2011 and 2010 did not result in any impairment charges. The Company cannot predict the occurrence of events that might adversely affect the carrying value of long-lived assets held and used, goodwill and other intangible assets. Continued uncertainty or deterioration in global economic conditions, and/or additional changes in assumptions or circumstances, could result in impairment charges in long-lived assets held and used, goodwill or other intangible assets in future periods in which the change occurs.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of June 30, 2011 related to expected yield, the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at June 30, 2011. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at June 30, 2011 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates and that include interest rate margins that were established in connection with the Company’s refinancing activities in March 2011.

Note 13 Other Operating Income—Net

Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $0.0 million for the three and six months ended June 30, 2011 and $3.2 million for the three and six months ended June 30, 2010. The Company records such grant income upon confirmation of the availability of funds in this trust. Other operating income–net also includes net gains related to the disposal of miscellaneous property and equipment of $0.3 million and $0.0 million in the three months ended June 30, 2011 and 2010, respectively, and a loss of $0.1 million related to an increase in the reserve for unrealized losses on cotton and wool purchase commitments in the three months ended June 30, 2010. Other operating income–net in the six months ended June 30, 2011 and 2010 includes net gains related to the disposal of miscellaneous property and equipment of $0.7 million and $0.2 million, respectively, and income of $0.1 million related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments for the six months ended June 30, 2010.

Note 14 Other Income (Expense)

The following table summarizes the Company’s other income (expense) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Litigation expense, net of insurance reimbursements	$(1,527)	$729	$(2,619)	$(77)
Foreign currency exchange gains (losses), net	(811)	(82)	(863)	(166)
Unrealized gains (losses) on derivative instruments, net	(9)	75	(4)	3
Other	(7)	(71)	(17)	(154)
Total	$(2,354)	$651	$(3,503)	$(394)

In the three months ended June 30, 2011 and 2010, the Company paid or accrued $4.6 million and $1.1 million, respectively, in legal fees not related to current operations. In the three months ended June 30, 2011 and 2010, the Company recorded $3.1 million and $1.8 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company.  In the six months ended June 30, 2011 and 2010, the Company paid or accrued $7.9 million and $1.9 million, respectively, in legal fees not related to current operations. In the six months ended June 30, 2011 and 2010, the Company recorded $5.3 million and $1.8 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Such net non-operating expense is recorded in other expense in the consolidated statement of operations.

Note 15 Income Taxes

The Company’s income tax expense was $1.0 million and $0.8 in the three months ended June 30, 2011 and June 30, 2010, respectively. Income tax expense was $2.1 million and $1.2 million in the six months ended June 30, 2011 and June 30, 2010, respectively. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions.  The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended June 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.4 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $3.3 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible. Income tax expense for the three months ended June 30, 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.2 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $1.5 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible.

Income tax expense for the six months ended June 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.5 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $6.9 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible. Income tax expense for the six months ended June 30, 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.4 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $4.8 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible.

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

Overview

Our Company

International Textile Group, Inc. (“ITG,” the “Company,” “we,” “us” or “our”) is a global, diversified textile manufacturer headquartered in Greensboro, North Carolina, with operations principally in the United States, China, Mexico, and Vietnam. ITG’s long-term focus includes realizing the benefits of its global expansion, including reaching full production at ITG facilities in China and Vietnam, as described below, and continuing to seek other strategic growth opportunities.

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

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. In pursuit of this strategy, the Company has expanded its global operations through acquisitions (mainly in 2006 and 2007), international greenfield initiatives and other strategic growth opportunities, while strategically reconfiguring its asset base through a series of restructurings. Currently, the Company’s manufacturing footprint includes 15 production facilities in 5 countries. However, the Company’s global denim facility in Nicaragua has been idled since April 2009. The international greenfield initiatives and the reconfiguration of the Company’s operations are substantially complete, and the Company believes it is positioned to begin realizing certain of the benefits of its investments as the global economic environment improves. Combined with capabilities in the U.S. and Mexico, the international greenfield initiatives are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the recent downturn in global economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

International Greenfield Initiatives

The Company’s facilities in China and Vietnam experienced increasing capacity utilization during 2010 and the six months ended June 30, 2011 as the economy improved from the significant downturn in 2008 and 2009. A second shift of garment processing operators was added in 2010 at the Company’s Vietnam facility and the textile facility in Vietnam is supporting the fabric needs of this garment operation. The Vietnam facility continues to incur operating losses primarily due to certain manufacturing inefficiencies, product quality issues and a shortage of available working capital. We have taken significant steps to stabilize this operation and remain focused on building confidence levels with targeted fabric customers for near and long-term sales. The Company’s vertical denim plant in Nicaragua remains idled, and the Company continues to monitor its strategic alternatives in the region. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets; such reviews and tests did not result in any impairment charges in the three and six months ended June 30, 2011 or 2010. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets and continues to monitor its strategic alternatives in these regions. Any further decline in economic conditions or failure to improve the operating results at ITG-PP could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Business and Industry Trends

The global economic environment continues to be uncertain and volatile. Concerns related to continued high unemployment, government and municipal budgetary issues and the prospects for sustained economic recovery continue to impact consumer, military and municipal spending, which could have unexpected adverse effects for the remainder of 2011 and beyond in significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include negotiating higher sales prices for certain products and implementing cost saving initiatives.

During the latter part of 2010, cotton prices began increasing dramatically and recently reached historical highs due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, has created concerns about availability in addition to increased costs for the Company’s products. While cotton prices have shown declines in the most recent quarter, cotton and wool prices continue to fluctuate and remain high as compared to historical levels. While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2010 by higher cotton and other raw material prices. In response to the cost increases in cotton as well as other raw materials, we have increased sales prices in 2011 and we expect to continue to attempt to increase sales prices as necessary in response to higher costs. If, however, the Company is unable to sustain sales at the necessary higher price levels, incurs increased costs for raw materials that the Company is unable to recoup through price increases, or experiences interruptions in our raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Pressures by the U.S. and other governments to require the Chinese renminbi to fluctuate against other currencies have resulted in a recent strengthening of the Chinese renminbi against the U.S. dollar. Such currency reform is generally supported by U.S. companies seeking to reduce imports from China. The Company has two production plants in China. Certain of the Company’s North American businesses that compete with Chinese imports could see a future benefit from a sustained trend of more expensive imports from China; however, the impact of any general price increases of imported goods on the overall economy and any related effects on the Company’s businesses is uncertain. Because the Company’s plants in China generally are in a Chinese renminbi net liability position, the Company’s results of operations in 2010 and in the first six months of 2011 have been negatively affected by the recent strengthening of the Chinese renminbi against the U.S. dollar, and results are expected to continue to be negatively affected if the Chinese renminbi further strengthens against the U.S. dollar. To a lesser extent, the recent strengthening of the Mexican peso against the U.S. dollar also has had a negative impact on the Company’s results of operations and cash flows because the Company’s operations in Mexico are currently in a peso net liability position and the Company is required to buy pesos to fund such operations. Because of the potential impact on the Company’s businesses and operations from changes in the Company’s foreign operations and/or movements in foreign currency exchange rates that are uncertain, the Company cannot predict the short-term or long-term impact from changes in foreign currency exchange rates on its consolidated financial position, results of operations or cash flows.

Results of Operations

Net sales and income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated affiliates for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment net sales for the three months ended June 30, 2011 and 2010 were primarily attributable to commission finishing sales of $5.5 million and $4.3 million, respectively. Intersegment net sales for the six months ended June 30, 2011 and 2010 were primarily attributable to commission finishing sales of $10.6 million and $9.5 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales:
Bottom-weight Woven Fabrics	$161,716	$142,941	$307,208	$271,497
Commission Finishing	11,647	14,078	22,337	27,403
All Other	7,874	8,792	14,718	19,536
	181,237	165,811	344,263	318,436
Intersegment sales	(5,524)	(4,261)	(10,564)	(9,523)
	$175,713	$161,550	$333,699	$308,913

Income (Loss) From Continuing Operations Before Income Taxes
and Equity in Income (Loss) of Unconsolidated Affiliates:
Bottom-weight Woven Fabrics	$6,271	$5,837	$10,363	$9,853
Commission Finishing	(180)	663	(44)	940
All Other	(1,269)	(534)	(2,497)	(1,027)
Total reportable segments	4,822	5,966	7,822	9,766
Corporate expenses	(4,016)	(4,188)	(7,860)	(8,340)
Other operating income - net	310	3,089	713	3,533
Restructuring and impairment charges	—	(37)	(14)	(99)
Interest expense	(11,708)	(10,642)	(23,265)	(20,663)
Other income (expense), net	(2,182)	698	(3,154)	(230)
	(12,774)	(5,114)	(25,758)	(16,033)
Income tax expense	(1,040)	(770)	(2,054)	(1,209)
Equity in income (loss) of unconsolidated affiliates	78	(222)	54	(98)
Loss from continuing operations	(13,736)	(6,106)	(27,758)	(17,340)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(21)	52	(50)	132
Gain (loss) on disposal, net of taxes	(44)	—	2,066	—
Income (loss) from discontinued operations	(65)	52	2,016	132
Net loss	(13,801)	(6,054)	(25,742)	(17,208)
Less: net loss attributable to noncontrolling interests	(2,335)	(559)	(4,354)	(2,610)
Net loss attributable to International Textile Group, Inc.	$(11,466)	$(5,495)	$(21,388)	$(14,598)

Comparison of Three Months Ended June 30, 2011 and Three Months Ended June 30, 2010

Consolidated: Consolidated net sales in the three months ended June 30, 2011 and 2010 were $175.7 million and $161.6 million, respectively, an increase of $14.1 million, or 8.8%, in 2011 compared to 2010. This increase was primarily due to higher selling prices to recover higher raw material costs and, to a lesser extent, an improved product mix in most of the bottom-weight woven fabrics segment’s businesses, and sales volume increases primarily in the technical fabrics and worsted wool  businesses. These increases were partially offset by volume declines in most of the Company’s other operating segments, primarily due to the completion of certain government contracts in 2010, government budget pressures resulting in reduced sales, the 2010 exit by the Company from the seat belt fabric business related to a single customer, and continued unfavorable economic conditions affecting those segments.

Gross profit in the three months ended June 30, 2011 was $13.8 million, or 7.8% of net sales, compared to $14.9 million in the three months ended June 30, 2010, or 9.2% of net sales. Gross profit margins were negatively impacted primarily by higher raw material, labor and energy costs that were not fully offset by higher selling prices, foreign exchange losses and manufacturing inefficiencies at certain locations due to volume declines. Operating income in the three months ended June 30, 2011 was $1.1 million compared to $4.8 million in the three months ended June 30, 2010 with such reduction primarily due to the lower gross profit margins described above.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment in the three months ended June 30, 2011 increased $18.8 million to $161.7 million as compared to the $142.9 million recorded in the three months ended June 30, 2010. The increase in sales primarily resulted from $31.2 million of higher selling prices to recover higher raw material costs and improved product mix in most of the bottom-weight woven fabrics segment’s businesses and sales volume increases of $4.3 million primarily in the technical fabrics and worsted wool businesses primarily due to improved economic conditions and the development of new products. Improvements in this segment were partially offset by reduced sales volumes of $16.7 million related primarily to the denim, government uniform, and synthetic businesses due to the completion of certain government contracts in 2010, and lower demand at retail as a result of higher prices and uncertain economic conditions.

Income in the bottom-weight woven fabrics segment was $6.3 million in the three months ended June 30, 2011 compared to $5.8 million in the three months ended June 30, 2010. Improvements in operating results included $28.4 million due to higher selling prices and improved product mix primarily in the denim, synthetics and airbag fabrics businesses and lower selling and administrative and other expenses of $0.3 million. These improvements were offset by higher raw material costs of $23.3 million, manufacturing inefficiencies of $3.4 million at certain locations due primarily to volume declines, negative effects from foreign currency exchange rates of $1.0 million and higher energy costs of $0.5 million.

Commission Finishing: Net sales in the commission finishing segment were $11.6 million in the three months ended June 30, 2011 compared to $14.1 million in the three months ended June 30, 2010. The decrease from the prior year period was due to sales volume decreases of $3.8 million primarily due to a slow down in foreign military uniform sales, which were strong in 2010, and due to recent uncertainties in the U.S. military budgets in 2011, which slowed sales orders in the second quarter of 2011. Commission finishing markets in both periods have also been negatively affected by diminished discretionary income and consumer spending in the U.S.

Income (loss) in the commission finishing segment was $(0.2) million in the three months ended June 30, 2011 compared to $0.7 million in the three months ended June 30, 2010. The decrease in operating results was primarily due to higher raw material costs, lower sales volumes and lower capacity utilization.

All Other: Net sales in the all other segment in the three months ended June 30, 2011 and 2010 were $7.9 million and $8.8 million, respectively, a decrease of $0.9 million. The decrease from the prior year period was primarily due to lower sales volumes of $2.1 million related to the exit by the Company from a low margin seat belt fabric business related to a single customer in 2010, partially offset by higher sales volumes of $0.6 million from certain government and other contracts as well as higher selling prices and a more favorable product mix of $0.5 million. Loss in the all other segment was $1.3 million in the three months ended June 30, 2011 as compared to $0.5 million in the three months ended June 30, 2010. The decrease in operating results was primarily due to higher raw material costs of $0.5 million, a less favorable product mix of $0.5 million and lower sales volume of $0.1 million, partially offset by higher sales prices of $0.3 million.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $13.0 million in the three months ended June 30, 2011 and $13.1 million in the three months ended June 30, 2010. As a percentage of net sales, this expense was 7.4% in the three months ended June 30, 2011 and 8.1% in the three months ended June 30, 2010. Selling and administrative expenses decreased in the three months ended June 30, 2011 primarily due to lower health and other benefit costs, and the establishment in the prior year period of a reserve for uncollectible foreign value added taxes, partially offset by higher 401(k) expense, selling commissions and professional fees.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $0.0 million for the three months ended June 30, 2011 and $3.2 million for the three months ended June 30, 2010. The Company records such grant income upon confirmation of the availability of funds in this trust. Other operating income–net also includes net gains related to the disposal of miscellaneous property and equipment of $0.3 million and $0.0 million in the three months ended June 30, 2011 and 2010, respectively, and a loss of $0.1 million related to an increase in the reserve for unrealized losses on cotton and wool purchase commitments in the three months ended June 30, 2010.

INTEREST EXPENSE: Interest expense of $11.7 million in the three months ended June 30, 2011 was $1.1 million higher than interest expense of $10.6 million in the three months ended June 30, 2010. Interest expense in the three months ended June 30, 2011 was higher compared to the prior year primarily due to higher outstanding balances on the Company’s senior subordinated notes (the “Notes”), the Company’s unsecured subordinated notes and the Company’s U.S. revolving and term loans. Interest on such notes is payable in-kind on a quarterly basis, either by adding such interest to the principal amount of the notes, or through the issuance of additional interest-bearing notes. Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $7.8 million in the three months ended June 30, 2011 and $7.4 million in the three months ended June 30, 2010, including $7.4 million and $5.9 million, respectively, of non-cash related party interest expense. Additionally, the Company incurred higher interest costs in the 2011 period due to a related party guaranty fee (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE): In the three months ended June 30, 2011 and 2010, the Company paid or accrued $4.6 million and $1.1 million, respectively, in legal fees not related to current operations. In the three months ended June 30, 2011 and 2010, the Company recorded $3.1 million and $1.8 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other income (expense) in the three months ended June 30, 2011 and 2010 also includes foreign currency exchange losses of $0.8 million (primarily related to the Company’s operations in China) and $0.1 million, respectively, and the 2010 period includes gains on derivative instruments of $0.1 million.

INCOME TAX EXPENSE: Income tax expense was $1.0 million in the three months ended June 30, 2011 in comparison with $0.8 million in the three months ended June 30, 2010. Income tax expense was higher in the three months ended June 30, 2010 compared to the same period in 2011 primarily due to earnings from the Company’s operations in Mexico and the timing of the utilization of net operating loss carryforwards. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions.  The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the three months ended June 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.4 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $3.3 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible. Income tax expense for the three months ended June 30, 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $1.2 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $1.5 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible.

DISCONTINUED OPERATIONS: Income in the Company’s discontinued jacquard fabrics business was $0.0 million and $0.1 million in the three months ended June 30, 2011 and 2010, respectively. The Company incurred various legal and other miscellaneous run out expenses of $0.1 million in the three months ended June 30, 2011 related to the sale of the jacquard fabrics business which occurred on March 31, 2011.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $2.3 million in the three months ended June 30, 2011 and $0.6 million in the three months ended June 30, 2010. Net losses attributable to noncontrolling interests in the three months ended June 30, 2011, as compared to 2010, were impacted by operating losses at the Company’s joint ventures in China and Vietnam which primarily resulted from lower sales volumes, manufacturing inefficiencies and increased pricing pressures.

Comparison of Six Months Ended June 30, 2011 and Six Months Ended June 30, 2010

Consolidated: Consolidated net sales in the six months ended June 30, 2011 and 2010 were $333.7 million and $308.9 million, respectively, an increase of $24.8 million, or 8.0%, in 2011 compared to 2010. This increase was primarily due to higher selling prices to recover higher raw material costs and, to a lesser extent, an improved product mix in most of the bottom-weight woven fabrics segment’s businesses, and sales volume increases primarily in the worsted wool and airbag fabrics businesses. These increases were partially offset by volume declines in most of the Company’s other operating segments primarily due to the completion of certain government contracts in 2010, government budget cuts resulting in reduced sales, the 2010 exit by the Company from the seat belt fabric business related to a single customer, and continued unfavorable economic conditions affecting certain segments.

Gross profit in the six months ended June 30, 2011 was $26.3 million, or 7.9% of net sales, compared to $28.0 million in the six months ended June 30, 2010, or 9.1% of net sales. Gross profit margins were negatively impacted primarily by higher raw material, labor and energy costs that were not fully offset by higher selling prices, foreign exchange losses and manufacturing inefficiencies at certain locations due to volume declines and changes in product mix. Operating income in the six months ended June 30, 2011 was $0.7 million compared to $4.9 million in the six months ended June 30, 2010 with such reduction primarily due to the lower gross profit margins described above.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment in the six months ended June 30, 2011 increased $35.7 million to $307.2 million as compared to the $271.5 million recorded in the six months ended June 30, 2010. The increase in sales primarily resulted from $55.8 million of higher selling prices to recover higher raw material costs and improved product mix in most of the bottom-weight woven fabrics segment’s businesses.  Improvements in this segment were partially offset by reduced sales volumes of $15.2 million related primarily to the government uniform, synthetic and technical fabrics businesses due to the completion of certain government contracts in 2010, and general unfavorable economic conditions affecting demand and increased pricing pressures.

Income in the bottom-weight woven fabrics segment was $10.4 million in the six months ended June 30, 2011 compared to $9.9 million in the six months ended June 30, 2010. Improvements in operating results included $49.0 million due to higher selling prices and improved product mix primarily in the denim, synthetics, airbag fabrics and technical fabrics businesses. These improvements were offset by higher raw material costs of $37.1 million, manufacturing inefficiencies of $8.2 million at certain locations due to volume declines and changes in product mix, higher energy costs of $1.4 million, less favorable effects from foreign currency exchange rates of $1.5 million and higher selling and administrative costs of $0.3 million.

Commission Finishing: Net sales in the commission finishing segment were $22.3 million in the six months ended June 30, 2011 compared to $27.4 million in the six months ended June 30, 2010. The decrease from the prior year period was due to sales volume decreases of $5.6 million primarily due to a slow down in foreign military uniform sales, which were strong in 2010, and due to recent uncertainties in the U.S. military budgets in 2011, which slowed sales orders in the six months ended June 30, 2011. Commission finishing markets in both periods have also been negatively affected by diminished discretionary income and consumer spending in the U.S. as well as increased competition.

Income in the commission finishing segment was $0.0 million in the six months ended June 30, 2011 compared to $0.9 million in the six months ended June 30, 2010. The decrease in operating results was primarily due to higher raw material costs, lower sales volumes and lower capacity utilization.

All Other: Net sales in the all other segment in the six months ended June 30, 2011 and 2010 were $14.7 million and $19.5 million, respectively, a decrease of $4.8 million. The decrease from the prior year period was primarily due to lower sales volumes of $6.9 million related to the exit by the Company from a low margin seat belt fabric business related to a single customer in 2010, partially offset by higher sales volumes of $0.9 million from certain government and other contracts as well as higher selling prices and a more favorable product mix of $1.2 million. Loss in the all other segment was $2.5 million in the six months ended June 30, 2011 as compared to $1.0 million in the six months ended June 30, 2010. The decrease in operating results was primarily due to higher raw material costs of $0.9 million, lower sales volumes of $0.8 million, a less favorable product mix of $0.4 million and higher selling and administrative costs of $0.2 million, partially offset by improved manufacturing performance of $0.5 million and higher sales prices of $0.4 million.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $26.4 million in the six months ended June 30, 2011 and $26.6 million in the six months ended June 30, 2010. As a percentage of net sales, this expense was 7.9% in the six months ended June 30, 2011 and 8.6% in the six months ended June 30, 2010. Selling and administrative expenses decreased in the six months ended June 30, 2011 primarily due to lower health and other benefit costs, and the establishment in the prior year period of a reserve for uncollectible foreign value added taxes, partially offset by higher 401(k) plan expense, selling commissions, professional fees and bank fees.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $0.0 million for the six months ended June 30, 2011 and $3.2 million for the six months ended June 30, 2010. The Company records such grant income upon confirmation of the availability of funds in this trust. Other operating income–net in the six months ended June 30, 2011 and 2010 includes net gains related to the disposal of miscellaneous property and equipment of $0.7 million and $0.2 million, respectively, and income of $0.1 million related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments for the six months ended June 30, 2010.

RESTRUCTURING CHARGES: The Company recorded additional charges related to previously disclosed restructuring programs in the amount of less than $0.1 million in the six months ended June 30, 2011 and $0.1 million in the six months ended June 30, 2010. A complete discussion of restructuring initiatives is included in the Company’s Annual Report.

INTEREST EXPENSE: Interest expense of $23.3 million in the six months ended June 30, 2011 was $2.6 million higher than interest expense of $20.7 million in the six months ended June 30, 2010. Interest expense in the six months ended June 30, 2011 was higher compared to the prior year primarily due to higher outstanding balances on the Company’s senior subordinated notes (the “Notes”), the Company’s unsecured subordinated notes and the Company’s U.S. revolving and term loans. Interest on such notes is payable in-kind on a quarterly basis, either by adding such interest to the principal amount of the notes, or through the issuance of additional interest-bearing notes. Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $16.1 million in the six months ended June 30, 2011 and $14.3 million in the six months ended June 30, 2010, including $14.2 million and $11.5 million, respectively, of non-cash related party interest expense. Additionally, the Company incurred higher interest costs in the 2011 period due to a related party guaranty fee (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE): In the six months ended June 30, 2011 and 2010, the Company paid or accrued $7.9 million and $1.9 million, respectively, in legal fees not related to current operations. In the six months ended June 30, 2011, the Company recorded $5.3 million and $1.8 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense in the six months ended June 30, 2011 and 2010 also includes foreign currency exchange losses of $0.9 million (primarily related to the Company’s operations in China) and $0.2 million, respectively.

INCOME TAX EXPENSE: Income tax expense was $2.1 million in the six months ended June 30, 2011 in comparison with $1.2 million in the six months ended June 30, 2010. Income tax expense was higher in the six months ended June 30, 2010 compared to the same period in 2011 primarily due to earnings from the Company’s operations in Mexico and the timing of the utilization of net operating loss carryforwards. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions.  The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the six months ended June 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $4.5 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $6.9 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible. Income tax expense for the six months ended June 30, 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.4 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets, $4.8 million related to foreign income tax rate differentials and adjustments, and certain foreign and domestic business expenses that are not deductible.

DISCONTINUED OPERATIONS: Sales in the Company’s discontinued jacquard fabrics business, which was sold on March 31, 2011, were $3.6 million and $8.4 million in the six months ended June 30, 2011 and 2010, respectively, and income (loss) from discontinued operations, net of income taxes, was $(0.1) million and $0.1 million, respectively, in the same periods. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in the six months ended June 30, 2011 which is also included in discontinued operations.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $4.4 million in the six months ended June 30, 2011 and $2.6 million in the six months ended June 30, 2010. Net losses attributable to noncontrolling interests in the six months ended June 30, 2011, as compared to 2010, were impacted by reduced operating results at the Company’s joint ventures in China and Vietnam which primarily resulted from lower sales volumes, manufacturing inefficiencies and increased pricing pressures.

Liquidity and Capital Resources

In March 2011, the Company refinanced its outstanding amounts under, and replaced, its then-existing U.S. bank credit agreement and its Mexican term loan agreement. On March 30, 2011, the Company entered into a $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”) and on March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a $20.0 million term loan facility (the “Mexican Term Loan”). The 2011 Credit Agreement matures in 2015 and provides for financing consisting of an $85.0 million revolving credit facility and a $20.5 million term loan facility. The Mexican Term Loan matures in March 2016. In connection with the Mexican Term Loan, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a receivables factoring agreement as described below. Proceeds from borrowings under each of the 2011 Credit Agreement and the Mexican Term Loan, and proceeds under the related factoring facility, were used to repay in full all outstanding obligations under the Company’s previously existing Bank Credit and Term Loan Agreements and to repay a portion of the Company’s senior subordinated notes (the “Notes”). See “Revolving and Term Loans and Factoring Agreements” below for a further discussion of the 2011 Credit Agreement and the Mexican Term Loan and related factoring facility. Also in March 2011, the Company obtained amendments or consents to various of its credit facilities to extend the maturity dates of its Tranche A Notes and Tranche B Notes (defined below) to June 2013 and June 2015, respectively, to extend the maturity date of its unsecured subordinated notes (defined below) to March 2016, and to extend the maturity date of its debt at Jiaxing Burlington Textile Company Limited to August 2013.

During the three months ended June 30, 2011, the Company made scheduled principal repayments of $15.2 million related to its various term loans primarily using funds available from its revolving credit facilities and, primarily related to Cone Denim (Jiaxing) Limited, by increasing short-term bank borrowings, and to a lesser extent, using cash on hand. The Company has certain debt facilities outstanding with required principal payments in the aggregate amount of $47.2 million due within the twelve months after June 30, 2011, as well as short-term borrowings of $61.1 million outstanding at June 30, 2011. In addition, because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described below, the Company has classified the entire amount of such debt, $38.0 million, as current as of June 30, 2011. The Company is currently evaluating all of its options related to the funding of required principal payments due within the next twelve months, including the negotiation of amendments to extend the maturity dates of such debt or the refinancing of such debt on terms acceptable to the Company. There can be no assurances as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company.

In addition, the Company has benefited, and expects to continue to benefit, from an Amended and Restated Support Agreement, pursuant to which the WLR Affiliates (defined below) have agreed to make a cash capital contribution or a subordinated loan to the Company if the Company’s availability and/or adjusted availability (as defined) under its 2011 Credit Agreement were to fall below certain levels, as described below.

During the latter part of 2010, cotton prices began increasing dramatically and recently reached historical highs due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, has created concerns about availability in addition to increased costs for the Company’s products. While cotton prices have shown some declines in the most recent quarter, cotton and wool prices continue to fluctuate and remain high as compared to historical levels. While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2010 by higher cotton and other raw material prices. In response to the cost increases in cotton and other raw materials, as well as higher costs related to energy, labor, and foreign exchange, we have increased sales prices in 2011 and we expect to continue to attempt to increase sales prices as necessary in response to higher costs or committed purchase contracts. If, however, the Company is unable to sustain sales at the necessary higher price levels, incurs increased costs for raw materials that the Company is unable to recoup through price increases, or experiences interruptions in our raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Our success in generating cash flows depends, in part, on our ability to manage working capital efficiently, reduce operating costs at our plants to be more closely aligned with capacity utilization, increase selling prices to offset higher raw material costs and increase volumes and revenue in all segments of our business, with particular emphasis on our international operations. During the six months ended June 30, 2011, the Company’s principal uses of funds consisted of funding operations, including for its international greenfield initiatives where expenditures have been in excess of revenues; capital expenditures; and payment of principal and interest on various indebtedness.

Although the Company believes it is positioned to manage its liquidity requirements in the future through funds generated from operations, available borrowing capacity, and proceeds from its current financing arrangements (as described below) there can be no assurances that the Company will not be negatively affected by changes in general economic, industry specific, financial market, legislative, competitive or regulatory factors. The Company’s cash flows are subject to a number of factors, including but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, and foreign currency transactions. Because raw material costs generally represent greater than 50% of our cost of goods sold, in periods of rising commodity costs (e.g., cotton and wool), the Company consumes cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of June 30, 2011 related to expected yield, the Company estimates that the fair values of its Senior Subordinated Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at June 30, 2011. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at June 30, 2011 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates and that include interest rate margins that were established in connection with the Company’s refinancing activities in March 2011.

Cash Flows

The Company’s principal sources of funds have generally been borrowings under bank credit facilities, issuances of its Notes, project financing arrangements, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to various unsecured subordinated notes. During the six months ended June 30, 2011, the Company’s principal source of funds consisted of availability under refinanced bank loans including borrowings under the revolving credit portions of various bank agreements and bank term loans, borrowings under certain short-term bank loans, the sale of certain accounts receivable under a factoring agreement, issuances of its Notes, and proceeds from the sale of the jacquards fabrics business and other miscellaneous property, plant and equipment. The primary cash requirements of our business are payments to vendors in the normal course of business, costs for employee labor and benefits, payments of principal, interest and fees on bank debt and other debt obligations and for capital expenditures.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

OPERATING ACTIVITIES: Net cash used in operating activities was $28.5 million in the six months ended June 30, 2011 compared to $13.6 million in the six months ended June 30, 2010. The higher cash outflows are primarily related to an increase in inventories due to higher raw material costs, partially offset by higher sales volumes and lower days sales outstanding, the sale of certain accounts receivable under a new factoring agreement, and an increase in accounts payable and accrued expenses.

INVESTING ACTIVITIES: Net cash provided by investing activities was $6.3 million in the six months ended June 30, 2011 compared to net cash used in investing activities of $0.9 million in the six months ended June 30, 2010. In the six months ended June 30, 2011, the company received net cash proceeds of $6.1 million related to the sale of the jacquards fabrics business and $1.4 million from the sale of other property, plant and equipment. Capital expenditures were $1.3 million in the 2011 period and $1.7 million in the 2010 period, and capital expenditures are projected to be approximately $4.0 million to $5.0 million for 2011, including amounts spent in the first six months of 2011. Investing activities for the 2010 period included $0.6 million of proceeds from the sale of property, plant and equipment and $0.2 million of distributions from the Company’s unconsolidated affiliates.

FINANCING ACTIVITIES: Net cash provided by financing activities of $24.8 million in the six months ended June 30, 2011 reflects the net effects of the Company’s March 2011 debt refinancing activities as well as net proceeds of $28.2 million under bank revolving loans, net proceeds from short-term bank borrowings of $13.0 million related mainly to Cone Denim (Jiaxing) Limited, proceeds from the issuance of $2.0 million of Notes, and scheduled repayments of term loans and capital lease obligations of $19.3 million. Refinancing activities included proceeds from the issuance of new term loans of $40.5 million, the repayment of maturing term loans of $6.6 million, proceeds from new bank revolving lines of credit of $48.0 million, the repayment of the maturing revolving line of credit of $38.6 million, the payment of financing fees of $2.6 million, and the repayment of the principal amount of certain Notes of $39.0 million using proceeds primarily from the refinanced bank debt and related activities. Net cash provided by financing activities of $14.2 million in the six months ended June 30, 2010 was primarily attributable to net borrowings of $16.0 million under bank revolving loans, capital contributions from minority shareholders of $1.2 million and proceeds from short-term bank borrowings of $0.3 million, partially offset by $2.3 million from the repayment of certain term loans and capital lease obligations. In addition, checks issued in excess of deposits decreased by $0.6 million and $1.0 million in the six months ended June 30, 2011 and 2010, respectively.

Bank Credit Agreements

Revolving and Term Loans

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into a $105.5 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as Agent and lender, and certain other lenders signatory thereto (the “2011 Credit Agreement”), which replaced the Company’s then-existing U.S. bank credit agreement and its Mexican term loan agreement. The 2011 Credit Agreement provides for a revolving credit facility (the “U.S. Revolver”) in the amount of $85.0 million and a $20.5 million term loan facility (the “U.S. Term Loan”), each having a maturity date of March 30, 2015. The U.S. Term Loan requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement may bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option.

The Company borrowed $40.9 million under the U.S. Revolver and $20.5 million under the U.S. Term Loan upon entry into the 2011 Credit Agreement. Proceeds from borrowings under the 2011 Credit Agreement were used by the Company to repay in full all outstanding amounts under the Company’s then-existing bank credit agreement, to prepay $20.5 million of Tranche A Notes (described below) and to pay fees and expenses in connection with the 2011 Credit Agreement of approximately $2.2 million. At June 30, 2011, there was $59.5 million outstanding under the U.S. Revolver at a weighted average interest rate of 4.5% and $17.0 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.1%.

The obligations of the Company (and certain of its U.S. subsidiaries) under the 2011 Credit Agreement are secured by certain of the Company’s (and its U.S. subsidiaries’) U.S. assets, a pledge by the Company (and its U.S. subsidiaries) of the stock of their respective U.S. subsidiaries and a pledge by the Company (and its U.S. subsidiaries) of the stock of certain of their respective foreign subsidiaries.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company by the lenders, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken by the lenders and margins, fees or limitations that may be imposed upon the Company under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

·
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries, including its greenfield initiatives. At June 30, 2011, average adjusted availability was approximately $6.7 million and availability was $7.0 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in June 2011, the Company and the lenders under the 2011 Credit Agreement entered into Amendment No. 2 to the 2011 Credit Agreement which, among other things, provided the Company the ability to make investments in ITG-PP up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011;

·
if availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of June 30, 2011;

·
depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates under the 2011 Credit Agreement can range from 3.25% to 3.75%.  In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

·
if availability falls below certain other predefined levels, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), could be requested by the lenders under the 2011 Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of a support agreement entered into by such affiliates; no such request has been made by the lenders as of June 30, 2011.

On March 23, 2011, a wholly owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a five year, $20.0 million term loan (the “Mexican Term Loan”) with Banco Nacional De Mexico, S.A., (“Banamex”). The proceeds from borrowings under the Mexican Term Loan were used to (i) repay in full all outstanding obligations under Morelos’ then-existing term loan agreement in the amount of $6.6 million, and (ii) repay a portion of intercompany indebtedness owed by Morelos to ITG in the amount of $13.0 million, which ITG then used to repay an equivalent amount of Tranche A Notes.

The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At June 30, 2011, the amount outstanding under the Mexican Term Loan was $19.3 million at an interest rate of 4.2%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month from April 2011 to February 2016, with the remaining principal balance due in March 2016.

In connection with the Mexican Term Loan, on March 23, 2011, a wholly owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone has agreed to sell certain of its accounts receivable to Banamex, on a recourse basis, in an amount not to exceed $14.7 million through March 7, 2012. At June 30, 2011, the amount of secured borrowings outstanding under the Mexican factoring agreement was $13.9 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $16.4 million.

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

The Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $23.1 million with a weighted average interest rate of 2.3% at June 30, 2011.  The outstanding loan amount is scheduled to be repaid in the principal amounts of $11.7 million and $11.4 million in June 2012 and June 2013, respectively. Cone Denim (Jiaxing) Limited made its scheduled principal repayment of $11.6 million in June 2011 primarily by increasing its short-term bank borrowings. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments, which began in November 2009. In May 2010, the financing agreement was amended to extend the maturity date thereof from August 2011 to August 2013 and to change the interest rate to six-month LIBOR plus 3.0% for U.S. dollar loans. The amended financing agreement provides that the lender has the right to immediately call this debt if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of June 30, 2011, Jiaxing Burlington Textile Company expects that it will be able to comply with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At June 30, 2011, outstanding borrowings under this facility were $7.9 million (in U.S. dollar equivalents) with a weighted average interest rate of 5.9%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments, which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At June 30, 2011, $15.6 million was outstanding under this facility with a weighted average interest rate of 6.4%.

ITG-PP has entered into a seven year lease agreement for certain equipment with its joint venture partner that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the lease agreement. Through June 30, 2011, ITG-PP had not made $3.8 million of required principal payments to its joint venture partner on this capital lease obligation. The Techcombank term loan and the ITG-PP capital lease obligation are non-recourse to the Company, but are secured by the assets of ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At June 30, 2011, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with those lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through June 30, 2011, CDN had not made $9.3 million of required term loan principal and interest payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company is reserving all of its rights with respect thereto, and believes that any such required loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. Although, the Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of June 30, 2011 and December 31, 2010. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to obtaining amendments or modifications to the terms of the agreement governing the loan.

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

At various times in 2009, the WLR Affiliates purchased from Note holders certain of the Notes with an outstanding value (including PIK Interest) at June 30, 2011 of $112.1 million. Such Notes have been amended, restated and reissued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes – related party” in the Company’s accompanying consolidated balance sheet at June 30, 2011. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to issue and sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011.

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

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At June 30, 2011, $125.5 million aggregate principal amount of the Notes was outstanding (of which $112.1 million was held by the WLR Affiliates, including interest that has been converted to principal).

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

Unsecured Subordinated Notes—Related Party

As of June 30, 2011, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each with original due dates of June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At June 30, 2011, $93.3 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

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

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $61.1 million at June 30, 2011 and $47.3 million at December 31, 2010, with weighted average interest rates of 6.7% and 6.3%, respectively. At June 30, 2011, ITG and  its U.S. subsidiaries have outstanding short-term financing from certain cotton and other suppliers in the amount of $8.0 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans in an aggregate amount of $34.6 million from various Chinese financial institutions, including $2.6 million guaranteed by a $2.8 million standby letter of credit with WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr.;  Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $5.0 million; and ITG-PP has outstanding short-term working capital loans from certain financial institutions in the amount of $13.5 million. These borrowings consist of lines of credit and other short-term credit facilities which are used primarily to fund working capital requirements within the respective entities.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 11,163,846 shares of Series A Preferred Stock were issued and outstanding at June 30, 2011 (10,754,489 shares issued and outstanding at December 31, 2010) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at June 30, 2011 or December 31, 2010. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

·
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

·
upon any liquidation, winding up or dissolution of the Company, holders of shares of Series B Preferred Stock will be entitled to receive $25.00 per share, plus any declared but unpaid dividends, prior and in preference to any payment on any junior securities;

·
shares of Series B Preferred Stock will automatically convert into shares of the Company’s common stock upon the completion of a qualified Public Offering of common stock by the Company at a ratio equal to $25.00 divided by the public offering price per share in such Public Offering. Notwithstanding this, however, if the total number of shares of common stock to be issued upon such automatic conversion would exceed the maximum number of shares of common stock then available for issuance pursuant to awards under the 2008 Plan, then the conversion ratio for the Series B Preferred Stock will be adjusted such that the total number of shares of common stock to be issued upon such conversion will equal the number of shares of common stock then available for issuance pursuant to awards under the 2008 Plan; and

·
shares of Series B Preferred Stock will vote together with all other classes and series of stock of the Company on all matters submitted to a vote of the Company’s stockholders. Each share of Series B Preferred Stock will be entitled to one vote per share on all such matters.

Commitments

As of June 30, 2011, the Company had raw material and service contract commitments totaling $23.9 million and capital expenditure commitments of $0.5 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements, from a combination of borrowings under its 2011 Credit Agreement as well as through other external sources of financing as management deems appropriate, to the extent available to the Company. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

The minority shareholder of the Company’s 51% owned joint venture, Cone Denim (Jiaxing) Limited, has a put option, exercisable in no less than one third increments, that may be exercised on July 25, 2012 at 95% of the appraised or agreed value of the joint venture (the “Valuation Price”). Payment on the put option may be made in stock if the Company’s securities are traded on the New York Stock Exchange or the NASDAQ Stock Market and the Company has a market capitalization of at least $250 million. If the Company fails to perform under this put option, the minority shareholder may sell its interest to a third party who is not a competitor of the Company or put the joint venture up for auction under a prescribed procedure. Additionally, the Company has a call option exercisable in no less than one-third increments at the Valuation Price that may be exercised on July 25, 2012, 2013 or 2014. Either party to this joint venture may sell its equity interest to a non-competitor after July 25, 2012, subject to any unexercised Company call option or the pre-emptive rights of the other party. The non-transferring party has a pre-emptive right over third parties to purchase the whole of the equity interest on the terms and conditions under which the transferring party proposes to sell to a third party, and the transferring party must offer to the non-transferring party to have a pro rata portion of its equity interest included in the transfer. If, after July 25, 2012, a party which holds more than 50% of the joint venture equity interests wishes to sell all of such interests to a bona fide arm’s length third party, then the other party shall have its interests included in the transfer if requested by the selling party and at a price to be paid in cash, which shall not be less than the Valuation Price.

At December 31, 2010, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $15.2 million. The Company contributed $1.4 million to this plan during fiscal year 2010, and $1.5 million in 2011 through the date of this report. The Company estimates making total contributions to this plan in 2011 in the range of $2.3 million to $2.8 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

At June 30, 2011, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of June 30, 2011, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB ASC 460.

In the six months ended June 30, 2011, the Company entered into (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) a Guaranty of Payment (as amended and restated, the “Guaranty”). Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty entered into by the Company in favor of Fund IV. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements, to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay Fund IV a letter of credit issuance fee of $0.2 million and a per annum amount equal to 10% of the amount of any such outstanding letters of credit.  The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

There have been no material changes in the use of derivative instruments or in the methods that the Company accounts for such instruments from the information disclosed in the Company’s Annual Report. The Company does not designate its derivative instruments as hedges under hedge accounting rules. The fair value of derivative instruments recognized in the December 31, 2010 and June 30, 2011 consolidated balance sheets was not significant. The effect of derivative instruments on the consolidated statements of operations was not significant in the three and six months ended June 30, 2011 and 2010.

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

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of June 30, 2011 there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report. Because of the significant repayments of portions of the Company’s senior subordinated notes during the six months ended June 30, 2011, the Company has added the following significant accounting policy to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Payable in-Kind Interest

In accordance with the terms of certain underlying note agreements, at certain dates, payable in-kind interest (“PIK Interest”) is either added to the principal amount of the related notes or is capitalized through the issuance of additional interest-bearing notes. The accrual of such PIK Interest is included in interest expense in the consolidated statements of operations and is included in noncash interest expense in the consolidated statements of cash flows as a component of operating cash flows. Upon the repayment of all or a portion of such notes, any accrued PIK Interest that has not yet been capitalized under the terms of the underlying note agreements is classified as cash used in operating activities in the consolidated statements of cash flows. Repayment of the principal amount of notes, including PIK Interest that has been capitalized under the terms of the underlying notes, is classified as cash used in financing activities in the consolidated statements of cash flows.

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

Recently Adopted Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this report for recently adopted accounting standards, including the dates of adoption and the effect thereof on our consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

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

During the Company’s quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Amendment No. 6 to Senior Subordinated Note Purchase Agreement, dated as of May 23, 2011, by and among the Company and the purchasers signatory thereto.

10.2	Amendment No. 7 to Senior Subordinated Note Purchase Agreement, dated as of June 17, 2011, by and among the Company and the purchasers signatory thereto.

10.3
Consent and Amendment No. 1 to Credit Agreement, dated as of May 26, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

10.4
Amendment No. 2 to Credit Agreement, dated as of June 17, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

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

Date: August 11, 2011	INTERNATIONAL TEXTILE GROUP, INC. By: /s/ Gail A. Kuczkowski Gail A. Kuczkowski Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)