Form 10-Q/A
period 2011-06-30
INTERNATIONAL TEXTILE GROUP INC
filed 2011-08-24
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q/A

Amendment No. 1
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
________________________________________________________________________________________
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

Explanatory Note

This Amendment No. 1 to International Textile Group, Inc.’s (the Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 11, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) the Company’s unaudited consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) the Company’s unaudited consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and (v) the notes to the Company’s consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II                      OTHER INFORMATION

ITEM 6.                        EXHIBITS

*	10.1	Amendment No. 6 to Senior Subordinated Note Purchase Agreement, dated as of May 23, 2011, by and among the Company and the purchasers signatory thereto.

*	10.2	Amendment No. 7 to Senior Subordinated Note Purchase Agreement, dated as of June 17, 2011, by and among the Company and the purchasers signatory thereto.

*	10.3
Consent and Amendment No. 1 to Credit Agreement, dated as of May 26, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

*	10.4
Amendment No. 2 to Credit Agreement, dated as of June 17, 2011, by and among International Textile Group, Inc., the other borrowers and credit parties signatory thereto, General Electric Capital Corporation, as agent and a lender, and the other lenders signatory thereto.

*	31.1	Certification of Principal Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Principal Financial Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEXTILE GROUP, INC.

Date: August 24, 2011	By:	/s/ Gail A. Kuczkowski
Gail A. Kuczkowski
Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)