Form 10-Q
period 2011-09-30
INTERNATIONAL TEXTILE GROUP INC
filed 2011-11-14
CIK 918964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of November 8, 2011, was 17,468,327.

			PAGE

PART I	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	4

		Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	5

		Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	6

		Notes to Consolidated Financial Statements (Unaudited)	7 - 25

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26 - 43

	ITEM 4.	CONTROLS AND PROCEDURES	43

PART II	OTHER INFORMATION

	ITEM 6.	EXHIBITS	44

SIGNATURE			45

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

In addition to changes to the underlying beliefs and assumptions, developments with respect to important factors including, without limitation, the following, could cause our actual results to differ materially from those made or implied by any forward-looking statements:

•	national, regional and international economic conditions and the continued uncertain economic outlook;
•	our financial condition, which may place us under stress and/or put us at a competitive disadvantage compared to our competitors that have less debt;
•	our inability to repay or refinance our debt as it becomes due at our greenfield locations or otherwise;
•	significant increases in the underlying interest rates on which our floating rate debt is based;
•	our ability to comply with the covenants in our financing agreements, or to obtain waivers of these covenants when and if necessary;
•	significant increases in the prices of energy and raw materials and sufficient availability of raw material, especially cotton, and our ability to plan for and respond to the impact of those changes;
•	lower than anticipated demand for our products;
•	our international greenfield initiatives not producing the expected benefits or incurring asset impairments;
•	our ability to generate sufficient cash flows, maintain our liquidity and obtain funds for working capital related to our operations, specifically including our international greenfield initiatives;
•	our dependence on the success of, and our relationships with, our largest customers;
•	the highly competitive and rapidly evolving market in which we operate;
•	competitive pricing pressures on our sales, and our ability to achieve the level of cost reductions required to sustain global cost competitiveness;
•
risks associated with foreign operations and foreign supply sources, such as disruptions of markets, changes in import and export laws, changes in future quantitative limits, duties or tariffs, currency restrictions and currency exchange rate fluctuations;

•	the failure by the Company’s insurance providers to provide any required coverage;
•	successfully maintaining and/or upgrading our information technology systems;
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
•
risks associated with cyber attacks and breaches, including, among other things, the gaining of unauthorized access to our systems, the corruption of data, and the disruption of the operations of the Company.

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)
	September 30,	December 31,
Assets	2011	2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,639	$3,890
Accounts receivable, less allowances of $962 and $1,004, respectively	98,888	72,735
Sundry notes and receivables	10,312	10,678
Inventories	155,297	118,979
Deferred income taxes	2,052	1,793
Prepaid expenses	5,731	3,943
Assets held for sale	367	1,563
Other current assets	1,413	1,077
Total current assets	278,699	214,658
Investments in and advances to unconsolidated affiliates	1,397	238
Property, plant and equipment, net	197,170	210,809
Intangibles and deferred charges, net	3,107	1,253
Goodwill	2,740	2,740
Income taxes receivable	272	1,745
Deferred income taxes	1,972	2,622
Other assets	1,353	1,677
Total assets	$486,710	$435,742
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of bank debt and other long-term obligations	$85,126	$68,058
Short-term borrowings	58,877	47,307
Accounts payable	67,626	41,325
Sundry payables and accrued liabilities	31,509	23,037
Income taxes payable	3,609	5,512
Deferred income taxes	3,049	2,674
Total current liabilities	249,796	187,913
Bank debt and other long-term obligations, net of current maturities	123,879	83,490
Senior subordinated notes	13,727	51,619
Senior subordinated notes - related party	119,932	103,669
Unsecured subordinated notes - related party	97,438	85,588
Income taxes payable	1,751	1,902
Deferred income taxes	2,240	2,124
Other liabilities	22,454	24,042
Total liabilities	631,217	540,347
Commitments and contingencies
Stockholders' deficit:
International Textile Group, Inc. stockholders' deficit:
Convertible preferred stock (par value $0.01 per share; 100,000,000 shares authorized; 11,377,820 and 10,754,489 shares issued and outstanding, aggregate liquidation value of $284,445 and $268,862 at September 30, 2011 and December 31, 2010, respectively)	284,445	268,862
Common stock (par value $0.01 per share; 150,000,000 shares authorized; 17,468,327 shares issued and outstanding at September 30, 2011 and December 31, 2010)	175	175
Capital in excess of par value	66,113	78,209
Common stock held in treasury, 40,322 shares at cost	(411)	(411)
Accumulated deficit	(476,860)	(443,499)
Accumulated other comprehensive loss, net of taxes	(5,765)	(6,123)
Total International Textile Group, Inc. stockholders’ deficit	(132,303)	(102,787)
Noncontrolling interests	(12,204)	(1,818)
Total stockholders' deficit	(144,507)	(104,605)
Total liabilities and stockholders' deficit	$486,710	$435,742

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP,  INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(As recast)		(As recast)
Net sales	$193,753	$157,441	$527,452	$466,354
Cost of goods sold	183,372	144,787	490,749	425,702
Gross profit	10,381	12,654	36,703	40,652
Selling and administrative expenses	13,480	12,435	39,697	38,808
Provision for (recovery of) bad debts	69	(34)	212	165
Other operating income - net	(3,252)	(101)	(3,965)	(3,634)
Restructuring charges (recoveries)	(5)	(122)	9	(23)
Income from operations	89	476	750	5,336
Non-operating other income (expense):
Interest income	62	48	411	212
Interest expense - related party	(7,562)	(6,185)	(21,774)	(17,642)
Interest expense - third party	(5,247)	(4,786)	(14,300)	(13,992)
Other income (expense) - net	(1,135)	(1,455)	(4,638)	(1,849)
Total non-operating other income (expense) - net	(13,882)	(12,378)	(40,301)	(33,271)
Loss from continuing operations before income taxes and equity in income (loss) of unconsolidated affiliates	(13,793)	(11,902)	(39,551)	(27,935)
Income tax expense	(728)	(875)	(2,782)	(2,084)
Equity in income (loss) of unconsolidated affiliates	3	1	57	(97)
Loss from continuing operations	(14,518)	(12,776)	(42,276)	(30,116)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	-	(18)	(50)	114
Gain on disposal, net of taxes	-	-	2,066	-
Income (loss) from discontinued operations	-	(18)	2,016	114
Net loss	(14,518)	(12,794)	(40,260)	(30,002)
Less: net loss attributable to noncontrolling interests	(2,545)	(2,886)	(6,899)	(5,496)
Net loss attributable to International Textile Group, Inc.	$(11,973)	$(9,908)	$(33,361)	$(24,506)

Net loss attributable to International Textile Group, Inc.	$(11,973)	$(9,908)	$(33,361)	$(24,506)
Accrued preferred stock dividends	(5,349)	(4,962)	(15,583)	(14,453)
Net loss applicable to common stock of International Textile Group, Inc.	$(17,322)	$(14,870)	$(48,944)	$(38,959)

Net income (loss) per share applicable to common stock of International Textile Group, Inc., basic:
Loss from continuing operations	$(0.99)	$(0.85)	$(2.92)	$(2.24)
Income (loss) from discontinued operations	-	-	0.12	0.01
	$(0.99)	$(0.85)	$(2.80)	$(2.23)
Net income (loss) per share applicable to common stock of International Textile Group, Inc., diluted:
Loss from continuing operations	$(0.99)	$(0.85)	$(2.92)	$(2.24)
Income (loss) from discontinued operations	-	-	0.12	0.01
	$(0.99)	$(0.85)	$(2.80)	$(2.23)

Weighted average number of shares outstanding - basic	17,468	17,468	17,468	17,468
Weighted average number of shares outstanding - diluted	17,468	17,468	17,468	17,468

See accompanying Notes to Consolidated Financial Statements (unaudited)

INTERNATIONAL TEXTILE GROUP, INC. AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
		(As recast)
OPERATIONS
Net loss	$(40,260)	$(30,002)
Adjustments to reconcile net loss to cash used in operations:
Gain on disposal of discontinued operations	(2,066)	-
Provision for bad debts	200	129
Depreciation and amortization of property, plant and equipment	15,211	15,954
Amortization of deferred financing costs	1,010	1,524
Deferred income taxes	1,000	217
Equity in (income) loss of unconsolidated affiliates	(57)	97
Change in reserve for losses on inventory purchase commitments	-	(190)
Gain on sale of assets	(781)	(260)
Noncash interest expense	24,110	22,168
Foreign currency exchange losses	1,266	774
Contributions to pension plan	(1,921)	(1,120)
Payment of interest on payment-in-kind notes	(1,527)	-
Change in operating assets and liabilities:
Accounts receivable	(28,921)	(24,732)
Inventories	(38,580)	(12,502)
Other current assets	(1,730)	(5,200)
Accounts payable and accrued liabilities	37,146	18,243
Income taxes payable	(1,528)	143
Other	2,126	(231)
Net cash used in operating activities	(35,302)	(14,988)
INVESTING
Capital expenditures	(2,319)	(2,535)
Investments in and advances to unconsolidated affiliates	(73)	-
Distributions from unconsolidated affiliates	-	250
Proceeds from sale of property, plant and equipment	1,569	651
Proceeds from sale of other assets, net	6,106	-
Net cash provided by (used in) investing activities	5,283	(1,634)
FINANCING
Proceeds from issuance of term loans	40,713	-
Repayment of term loans	(29,880)	(5,586)
Net borrowings under revolver loans	85,477	15,484
Repayment of revolving loan facility at maturity	(38,577)	-
Net proceeds from (repayments of) short-term borrowings	10,239	(3,259)
Payment of financing fees	(2,590)	(50)
Repayment of capital lease obligations	(492)	(456)
Proceeds from issuance of senior subordinated notes - related party	6,204	12,000
Payment of principal on payment-in-kind notes	(38,992)	-
Capital contributions from minority stockholders	-	1,200
Decrease in checks issued in excess of deposits	(740)	(941)
Net cash provided by financing activities	31,362	18,392
Effect of exchange rate changes on cash and cash equivalents	(594)	(817)
Net change in cash and cash equivalents	749	953
Cash and cash equivalents at beginning of period	3,890	6,046
Cash and cash equivalents at end of period	$4,639	$6,999
Supplemental disclosures of cash flow information:
Cash payments of income taxes, net	$1,716	$1,834
Cash payments for interest	$8,650	$6,941
Noncash investing and financing activities:
Accrued preferred stock dividends	$15,583	$14,453
Conversion to equity of note payable to joint venture partner	$-	$2,940
Issuance of note receivable for sale of assets	$1,041	$-
Additions to property, plant and equipment using deposits or trade credits	$-	$20
Debt incurred to settle financing costs	$436	$-
Capital lease obligations incurred to acquire assets	$-	$127

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

Business and Credit Concentrations

The Company’s business is dependent on the success of, and its relationships with, its largest customers. The loss of any key customer or a material slowdown in the business of one of its key customers could have a material adverse effect on the Company’s overall results of operations, cash flows or financial position. No one customer accounted for 10% or more of the Company’s accounts receivable as of September 30, 2011, and one customer, V.F. Corporation, accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2010. One customer, the U.S. Department of Defense, accounted for more than 10% of the Company’s net sales in 2010. Additionally, the Company believes that one of its customers, Levi Strauss & Co. (“Levi Strauss”), is able to direct certain of its garment producers to purchase denim (or other fabric) directly from the Company for use in Levi Strauss products, and such customers in the aggregate with Levi Strauss accounted for more than 10% of the Company’s net sales for the year ended December 31, 2010 and the nine months ended September 30, 2011. Although Levi Strauss is not directly liable in any way for the payment by any of those producers for fabric purchased from the Company, the Company believes that continued sales to these customers are dependent upon the Company maintaining a strong supplier/customer relationship with Levi Strauss, as well as Levi Strauss’ continued success in the marketplace.

Certain of the Company’s consolidated subsidiaries are subject to restrictions in relevant financing documents that limit cash dividends they can pay and loans they may make to the Company. Of the Company’s consolidated cash balance of $4.6 million at September 30, 2011, approximately $0.3 million held by certain subsidiaries was restricted due to certain contractual arrangements. In addition, certain of the Company’s foreign consolidated subsidiaries are subject to various governmental statutes and regulations that restrict and/or limit loans and dividend payments they may make to the Company. At September 30, 2011, the Company’s proportionate share of restricted net assets of its consolidated subsidiaries was approximately $10.9 million.

Significant Accounting Policies

As of September 30, 2011 and except as described below, there were no changes in the Company’s then-existing significant accounting policies or the application of those policies from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Because of the repayments of significant portions of the Company’s senior subordinated notes during the nine months ended September 30, 2011, the Company has added the following significant accounting policy to those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

2010 Change in Accounting Principle

Effective in the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The Company believes the FIFO method is more appropriate because the FIFO method is predominately used in the industry in which the Company operates, and therefore the change makes the comparison of results among companies in the industry more meaningful. The Company also believes that the FIFO method provides a more meaningful presentation of financial position because the FIFO method more accurately reflects the current value of inventories on the consolidated balance sheet, and the change also conforms all of the Company’s inventories to a single costing method for both financial reporting and income tax purposes. The Company applied this change in method of inventory valuation by retrospective application to its prior period financial statements in accordance with GAAP. Accordingly, certain amounts previously presented in the consolidated financial statements for the three and nine months ended September 30, 2010 have been recast to reflect this change in accounting principle. The change in accounting principle increased (decreased) certain financial statement line items as follows (amounts in thousands, except per share data):

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2010
Statements of Operations:
Cost of goods sold	$(1,282)	$(2,129)
Loss from continuing operations	$(1,282)	$(2,129)
Net loss	$(1,282)	$(2,129)
Per share of common stock (basic and diluted):
Net loss from continuing operations per share applicable to common stock of International Textile Group, Inc.	$(0.07)	$(0.12)

Statements of Cash Flows:
Net loss	$(1,282)	$(2,129)
Change in inventories	$1,282	$2,129
Net cash from operating activities	$—	$—

The change in inventory accounting principle from LIFO to FIFO had no effect on income tax expense in the three and nine months ended September 30, 2010 due to the Company’s U.S. net operating loss carryforwards and related valuation allowances.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 “,which temporarily delayed the effective date of the required disclosures about troubled debt restructurings in ASU 2010-20 for public entities. In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which provides additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. As a result, the effective date of the new required disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was coordinated. This guidance is effective for interim and annual periods ending after June 15, 2011. The adoption of ASU 2011-01 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In October 2011, the FASB decided to propose a deferral of the new requirement contained in ASC 2011-05 to present reclassifications of other comprehensive income on the face of the income statement. The Company has not yet determined which of the presentation options it will adopt. The adoption of ASU 2011-05 will not have any impact on our financial position or results of operations but will impact our financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which changes the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity may also elect not to perform the qualitative assessment and, instead, utilize the two-step quantitative impairment test. These changes become effective for the Company for goodwill impairment testing performed on January 1, 2012 or later with early adoption permitted. The Company performs a goodwill impairment review in the fourth quarter of each calendar year and plans to early adopt these changes effective for its review of goodwill in the fourth quarter of 2011. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements since December 31, 2010 that are of significance, or potential significance, to the Company.

Note 2 Discontinued Operations and Long-Lived Assets Held for Sale

At December 31, 2010, the Company had $1.6 million of long-lived assets held for sale consisting primarily of machinery and equipment of $1.2 million related to the discontinued jacquard fabrics business, and $0.4 million related to certain buildings in the bottom-weight woven fabrics segment that were sold in the nine months ended September 30, 2011. At September 30, 2011, the Company had $0.4 million of long-lived assets held for sale related to certain buildings in the bottom-weight woven fabrics segment.

On March 31, 2011, the Company entered into an agreement to sell certain assets related to its jacquard fabrics business, including accounts receivable, inventories, certain intellectual property and property, plant and equipment. The purchase price included $6.4 million in cash and a non-interest bearing promissory note of $1.1 million to be paid in eleven monthly installments beginning in September 2011 (recorded with an initial discount of $0.1 million). In the three months ended September 30, 2010, the jacquard fabrics business had net sales of $4.1 million and income from discontinued operations, net of income taxes, of $0.0 million. The jacquard fabrics business had net sales of $3.6 million and $12.5 million in the nine months ended September 30, 2011 and 2010, respectively, and income (loss) from discontinued operations, net of income taxes, of $(0.1) million and $0.1 million, respectively, in the same periods. The jacquard fabrics business had net sales of $16.5 million and pre-tax losses of $0.0 million in the fiscal year ended December 31, 2010. The results of operations related to the jacquard fabrics business are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in the nine months ended September 30, 2011, which is also included in discontinued operations.

Note 3 Inventories

The major classes of inventories are as follows (in thousands):

	September 30,	December 31,
	2011	2010

Raw materials	$23,897	$20,584
Work in process	50,642	38,572
Finished goods	64,016	45,076
Dyes, chemicals and supplies	16,742	14,747
	$155,297	$118,979

Effective in the fourth quarter of 2010, the Company changed its method of accounting for certain inventories from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method (see Note 1).

Note 4 Impairment Testing of Long-Lived Assets

Since completion in December 2008 and after the significant economic downturn in 2008 and 2009, the Company’s ITG-Phong Phu Joint Venture (“ITG-PP”) facility has experienced increasing capacity utilization but continues to incur operating losses primarily due to certain manufacturing inefficiencies, product quality issues and a shortage of available working capital. The ITG-PP operating losses have required the Company to test each quarter the recoverability of the value of ITG-PP’s long-lived assets in the Company’s bottom-weight woven fabrics segment pursuant to the provisions of FASB ASC 360, “Property, Plant, and Equipment”. In addition, the Company’s Cone Denim de Nicaragua (“CDN”) facility has been idled since April 2009, and the idling of CDN’s facility has required the Company to test each quarter the recoverability of the value of CDN’s long-lived assets in the Company’s all other segment. Such recoverability reviews and tests did not result in any impairment charges in the three and nine months ended September 30, 2011 or 2010. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets and continues to monitor its strategic alternatives in these regions. Any further decline in economic conditions or failure to improve the operating results at ITG-PP could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Note 5 Long-Term Debt and Short-Term Borrowings

Total outstanding long-term debt of the Company consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Revolving loans:
ITG, Inc.	$68,501	$35,778
Parras Cone de Mexico, S.A. de C.V.	14,177	—
Term loans:
ITG, Inc.	15,537	—
Burlington Morelos S.A. de C.V.	18,500	6,595
Cone Denim (Jiaxing) Limited	23,280	34,942
Jiaxing Burlington Textile Company	7,370	8,737
ITG-Phong Phu Limited Company	14,495	17,840
Cone Denim de Nicaragua	38,006	37,997
Other:
Senior subordinated notes	13,727	51,619
Senior subordinated notes - related party	119,932	103,669
Unsecured subordinated notes - related party	97,438	85,588
Capitalized lease obligations	9,036	9,529
Other notes payable	103	130
Total long-term debt	440,102	392,424
Less: current portion of long-term debt	(47,120)	(30,061)
Less: callable long-term debt classified as current	(38,006)	(37,997)
Total long-term portion of long-term debt	$354,976	$324,366

Revolving and Term Loans and Factoring Agreements

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into a $105.5 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders signatory thereto (the “2011 Credit Agreement”), which replaced the Company’s then-existing U.S. bank credit agreement and its Mexican term loan agreement. The 2011 Credit Agreement provides for a revolving credit facility (the “U.S. Revolver”) in the amount of $85.0 million and a $20.5 million term loan facility (the “U.S. Term Loan”), each having a maturity date of March 30, 2015. The U.S. Term Loan requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At September 30, 2011, there was $68.5 million outstanding under the U.S. Revolver at a weighted average interest rate of 4.4% and $15.5 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.2%.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

•
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries, including its greenfield initiatives. At September 30, 2011, average adjusted availability was approximately $1.3 million and availability was $1.6 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in June 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 1 and Amendment No. 2 to the 2011 Credit Agreement which, among other things, provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV not to exceed $15.5 million (see “Guarantees” below). Under Amendment No. 2 to the 2011 Credit Agreement, either (i) such investments in ITG-PP were required to be repaid to the Company by ITG-PP no later than September 15, 2011 or (ii) the lenders under the 2011 Credit Agreement were entitled to receive payment in full under a $3.7 million letter of credit issued by Fund IV no later than September 15, 2011. Such payments were not made by the due date; however, the Company has obtained a waiver under the 2011 Credit Agreement for such noncompliance.

•
if availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of September 30, 2011;

•
depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 3.25% to 3.75% (the weighted average applicable margin was 3.64% at September 30, 2011). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

•
if availability falls below certain other predefined levels, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), could be requested by the lenders under the 2011 Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of a support agreement entered into by such affiliates; no such request has been made by the lenders as of September 30, 2011.

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

The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At September 30, 2011, the amount outstanding under the Mexican Term Loan was $18.5 million at an interest rate of 4.2%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

The Mexican Term Loan contains customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under either of the respective agreements as a secured party. The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature, including a Short Term Indebtedness Coverage Index that cannot be less than 1.25, a Total Debt Coverage Index that cannot be greater than 3.5, an Interest Coverage Index that cannot be less than 3.5, a Liquidity Index that cannot be less than 1.2, and a Leverage Index (each as defined in the Mexican Term Loan) that cannot be greater than 2.0. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

In connection with the Mexican Term Loan, on March 23, 2011, a wholly owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone has agreed to sell certain of its accounts receivable to Banamex, on a recourse basis, in an amount not to exceed $14.7 million through March 7, 2012. At September 30, 2011, the amount of secured borrowings outstanding under the Mexican factoring agreement was $14.2 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $16.6 million.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $23.3 million with a weighted average interest rate of 4.5% at September 30, 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The outstanding loan amount is scheduled to be repaid in the principal amounts of $11.7 million and $11.6 million in June 2012 and June 2013, respectively. Cone Denim (Jiaxing) Limited made a scheduled principal repayment of $11.6 million in June 2011 primarily by increasing its short-term bank borrowings. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments, which began in November 2009. In May 2010, the financing agreement was amended to extend the maturity date thereof from August 2011 to August 2013 and to change the interest rate to six-month LIBOR plus 3.0% for U.S. dollar loans. The amended financing agreement provides the lender the right to immediately declare this debt due and payable if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of September 30, 2011, Jiaxing Burlington Textile Company expects that it will be in compliance with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2011, outstanding borrowings under this facility were $7.4 million (in U.S. dollar equivalents) with a weighted average interest rate of 6.0%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments, which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At September 30, 2011, $14.5 million was outstanding under this facility with a weighted average interest rate of 9.7%.

ITG-PP has entered into a seven year lease agreement for certain equipment with its joint venture partner that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the agreement.  Through September 30, 2011, ITG-PP had not made $4.2 million of required principal payments to its joint venture partner on this capital lease obligation because the joint venture partner has not made matching capital contributions related to ITG-PP. The Techcombank term loan and the ITG-PP capital lease obligation are non-recourse to the Company, but are secured by the assets of ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse to the Company, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At September 30, 2011, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with those lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through September 30, 2011, CDN had not made $11.6 million of required term loan principal and interest payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company is reserving all of its rights with respect thereto, and believes that any such required loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of September 30, 2011 and December 31, 2010. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to the loan.

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

At various times in 2009, the WLR Affiliates purchased from Note holders certain of the Notes with an outstanding value (including PIK Interest) at September 30, 2011 of $119.9 million. Such Notes have been amended, restated and reissued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes – related party” in the Company’s accompanying consolidated balance sheet at September 30, 2011 and December 31, 2010. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011. In the three months ended September 30, 2011, the Company issued $4.2 million of additional Tranche B Notes in connection with the Guaranty (see “Guarantees” below).

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

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At September 30, 2011, $133.7 million aggregate principal amount of the Notes was outstanding (of which $119.9 million was held by the WLR Affiliates, including interest that has been converted to principal).

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

Unsecured Subordinated Notes—Related Party

As of September 30, 2011, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each with original due dates of June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At September 30, 2011, $97.4 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

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

Debt Maturities

As of September 30, 2011, aggregate maturities of long-term debt for each of the next five 12-month periods were as follows: $47.1 million, $42.1 million, $11.6 million, $197.4 million and $103.9 million. Because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described above, the Company has classified the entire amount of such debt, $38.0 million, as current as of September 30, 2011 and December 31, 2010, although such amount is excluded from the aggregate maturities listed above.

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $58.9 million at September 30, 2011 and $47.3 million at December 31, 2010, with weighted average interest rates of 6.8% and 6.3%, respectively. At September 30, 2011, ITG and its U.S. subsidiaries have outstanding short-term financing from certain cotton and other suppliers in the amount of $10.1 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans in an aggregate amount of $31.7 million from various Chinese financial institutions, including $2.6 million guaranteed by a $2.8 million standby letter of credit with WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr.; Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.5 million; and ITG-PP has outstanding short-term working capital loans from certain financial institutions in the amount of $12.6 million. These borrowings consist of lines of credit and other short-term credit facilities which are used primarily to fund working capital requirements within the respective entities.

Guarantees

FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2011, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as of September 30, 2011 or December 31, 2010, except as noted below.

In the nine months ended September 30, 2011, the Company entered into (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) the Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements, to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay Fund IV a letter of credit issuance fee of $0.2 million and a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of September 30, 2011, the total obligations under such letters of credit guaranteed by the Company were $11.3 million and, during the nine months ended September 30, 2011, the Company incurred guarantee fees of $0.4 million. During the nine months ended September 30, 2011, the Company issued additional Tranche B Notes in the aggregate amount of $4.2 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Note 6 Stockholders’ Deficit

The components of stockholders’ deficit were as follows (in thousands):

	International Textile Group, Inc. Stockholders
						Accumu-
						lated other
	Convertible		Capital in		Accumu-	compre-	Non-
	preferred	Common	excess of	Treasury	lated	hensive	controlling
	stock	stock	par value	stock	deficit	loss	interests	Total

Balance at December 31, 2010	$268,862	$175	$78,209	$(411)	$(443,499)	$(6,123)	$(1,818)	$(104,605)
Comprehensive loss for the nine months ended September 30, 2011:
Net loss	—	—	—	—	(33,361)	—	(6,899)	(40,260)
Actuarial gains on benefit plans, net of taxes	—	—	—	—	—	358	—	358
Net comprehensive loss	—	—	—	—	(33,361)	358	(6,899)	(39,902)
Acquisition of noncontrolling interest	—	—	3,487	—	—	—	(3,487)	—
Preferred stock dividends	15,583	—	(15,583)	—	—	—	—	—
Balance at September 30, 2011	$284,445	$175	$66,113	$(411)	$(476,860)	$(5,765)	$(12,204)	$(144,507)

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 11,377,820 shares of Series A Preferred Stock were issued and outstanding at September 30, 2011 (10,754,489 shares issued and outstanding at December 31, 2010) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at September 30, 2011 or December 31, 2010. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

In 2007, the Company completed the construction of Cone Denim (Jiaxing) Limited, a technologically advanced vertical denim plant in the city of Jiaxing, Zhejiang Province, China which was established as a joint venture 51% owned by the Company. The Company has acquired the remaining 49% noncontrolling interest in Cone Denim (Jiaxing) Limited in the three and nine months ended September 30, 2011 for a nominal value which resulted in the termination of the joint venture investment agreement. Under FASB ASC 805-10, “Business Combinations,” a change in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary is not considered a business combination and is accounted for as an equity transaction with no gain or loss recognized. FASB ASC 805-10 also requires the presentation of the following schedule displaying the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss attributable to International Textile Group, Inc.	$(11,973)	$(9,908)	$(33,361)	$(24,506)
Transfer from noncontrolling interests:
Increase in International Textile Group, Inc.'s capital in excess of par value for purchase of remaining 49% interest in Cone Denim (Jiaxing) Limited	3,487	—	3,487	—
Change from net loss attributable to International Textile Group, Inc. and transfer from noncontrolling interests	$(8,486)	$(9,908)	$(29,874)	$(24,506)

Note 7 Reconciliation to Diluted Earnings (Loss) per Share

The following data reflects the amounts used in computing earnings (loss) per share and the effect on net loss, and the weighted average number of common shares and dilutive potential common shares issuable (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss applicable to common shareholders	$(17,322)	$(14,870)	$(48,944)	$(38,959)
Effect of dilutive securities	—	—	—	—
Numerator for diluted earnings per share	$(17,322)	$(14,870)	$(48,944)	$(38,959)

Weighted-average number of common shares used in basic earnings per share	17,468	17,468	17,468	17,468
Effect of dilutive securities	—	—	—	—
Weighted-average number of common shares and dilutive potential common shares used in diluted earnings per share	17,468	17,468	17,468	17,468

Based on the number of shares of Series A Preferred Stock outstanding as of September 30, 2011 and the Liquidation Value thereof on such date, the Series A Preferred Stock could have potentially been convertible at the option of the holders thereof into 29,557,301 shares of the Company’s common stock. The following shares that could potentially dilute basic earnings per share in the future were not included in the diluted earnings per share computations because their inclusion would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Convertible preferred stock	29,557	27,413	29,011	26,906

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

The fair value of derivative instruments recognized on the September 30, 2011 and December 31, 2010 consolidated balance sheets was not significant. Also, the effect of derivative instruments on the consolidated statements of operations was not significant in the three and nine months ended September 30, 2011 or 2010.

Note 9 Commitments and Contingencies

Asbestos materials are present at certain of the Company’s facilities, and applicable regulations would require the Company to handle and dispose of these items in a special manner if these facilities were to undergo certain major renovations or if they were demolished. FASB ASC 410, “Asset Retirement and Environmental Obligations,” provides guidance on the recognition and/or disclosure of liabilities related to legal obligations to perform asset retirement activity. In accordance with FASB ASC 410, the Company has not recognized a liability associated with these obligations, because the fair value of such liabilities cannot be reasonably estimated due to the absence of any plans to renovate, demolish or otherwise change the use of these facilities. The Company expects to maintain these facilities by repair and maintenance activities that do not involve the removal of any of these items and has not identified any need for major renovations caused by technology changes, operational changes or other factors. In accordance with FASB ASC 410, the Company will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value. As of September 30, 2011, the Company did not have any liabilities recorded for these obligations.

As of September 30, 2011, the Company had capital expenditure commitments not reflected as liabilities on the accompanying consolidated balance sheet of $0.2 million. These commitments were not reflected as liabilities on the accompanying consolidated balance sheet as of September 30, 2011 because the Company had not received or taken title to the related assets or the Company has estimated that it is not probable that a liability has been incurred.

As previously disclosed, three substantially identical lawsuits were filed in the Court of Common Pleas, County of Greenville, State of South Carolina related to the merger of the Company and a company formerly known as International Textile Group, Inc. (“Former ITG”) in late 2006 (the “Merger”). The first lawsuit was filed in 2008 and the second and third lawsuits were filed in 2009, all by the same attorney. These three lawsuits were consolidated in 2010. The actions name as defendants, among others, certain individuals who were officers and directors of Former ITG or the Company at the time of the Merger. The plaintiffs have raised purported derivative and direct (class action) claims and contend that certain of the defendants breached certain fiduciary duties in connection with the Merger. The plaintiffs have also made certain related claims against certain of the defendants’ former advisors. While the Company is a nominal defendant for purposes of the derivative action claims, the Company is not aware of any claims for affirmative relief being made against it. However, the Company has certain obligations to provide indemnification to its officers and directors (and certain former officers and directors) against certain claims and believes the lawsuits are being defended vigorously. Certain fees and costs related to this litigation are to be paid or reimbursed in part under the Company’s insurance programs. Because of the uncertainties associated with the litigation described above, management cannot estimate the impact of the ultimate resolution of the litigation and it is the Company’s policy to expense legal fees related to this litigation, net of estimated insurance recoveries, as incurred. It is the opinion of the Company’s management that any failure by the Company’s insurance providers to provide any required insurance coverage could have a material adverse impact on the Company’s consolidated financial statements.

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

Net sales, income (loss) from continuing operations before income taxes and equity in income (loss) of unconsolidated affiliates, and total assets for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment net sales for the three months ended September 30, 2011 and 2010 were primarily attributable to commission finishing sales of $4.0 million and $4.9 million, respectively. Intersegment net sales for the nine months ended September 30, 2011 and 2010 were primarily attributable to commission finishing sales of $14.5 million in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Sales:
Bottom-weight Woven Fabrics	$177,280	$144,151	$484,488	$415,648
Commission Finishing	11,650	12,288	33,987	39,691
All Other	8,775	5,946	23,493	25,486
	197,705	162,385	541,968	480,825
Intersegment sales	(3,952)	(4,944)	(14,516)	(14,471)
	$193,753	$157,441	$527,452	$466,354

Income (Loss) From Continuing Operations Before Income Taxes and Equity in Income (Loss) of Unconsolidated Affiliates:
Bottom-weight Woven Fabrics	$2,761	$5,419	$13,124	$15,272
Commission Finishing	(346)	361	(390)	1,301
All Other	(1,160)	(1,687)	(3,658)	(2,711)
Total reportable segments	1,255	4,093	9,076	13,862
Corporate expenses	(4,423)	(3,840)	(12,282)	(12,183)
Other operating income - net	3,252	101	3,965	3,634
Restructuring recoveries (charges)	5	122	(9)	23
Interest expense	(12,809)	(10,971)	(36,074)	(31,634)
Other income (expense) - net	(1,073)	(1,407)	(4,227)	(1,637)
	(13,793)	(11,902)	(39,551)	(27,935)
Income tax expense	(728)	(875)	(2,782)	(2,084)
Equity in income (loss) of unconsolidated affiliates	3	1	57	(97)
Loss from continuing operations	(14,518)	(12,776)	(42,276)	(30,116)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	—	(18)	(50)	114
Gain on disposal, net of taxes	—	—	2,066	—
Income (loss) from discontinued operations	—	(18)	2,016	114
Net loss	(14,518)	(12,794)	(40,260)	(30,002)
Less: net loss attributable to noncontrolling interests	(2,545)	(2,886)	(6,899)	(5,496)
Net loss attributable to International Textile Group, Inc.	$(11,973)	$(9,908)	$(33,361)	$(24,506)

	September 30,	December 31,
	2011	2010
Total Assets:
Bottom-weight Woven Fabrics	$435,230	$383,961
Commission Finishing	16,934	14,238
All Other	20,440	25,221
Corporate	14,106	12,322
	$486,710	$435,742

Note 11 Restructuring Activities

The Company recorded adjustments related to previously disclosed restructuring programs in the amount of less than $0.1 million in the three and nine months ended September 30, 2011. The Company recorded reversals of restructuring charges related to previously disclosed programs in the amount of $0.1 million in the three months ended September 30, 2010 and $0.0 million in the nine months ended September 30, 2010. A complete discussion of restructuring initiatives is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following is a summary of activity related to restructuring accruals (in thousands). The Company expects to pay the remaining liabilities outstanding at September 30, 2011 during 2011.

Severance and COBRA Benefits
Balance at December 31, 2010	$136
2011 charges, net	14
Payments	(112)
Balance at March 31, 2011	38
2011 charges, net	-
Payments	(2)
Balance at June 30, 2011	36
2011 recoveries, net	(5)
Payments	(17)
Balance at September 30, 2011	$14

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

The fair values of certain of the Company’s assets and liabilities measured on a recurring basis under FASB ASC 820 at September 30, 2011 and December 31, 2010 were not significant.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When conditions indicate potential impairment of such assets, the Company evaluates the estimated fair value of the assets. The Company’s assessments of impairment of long-lived assets in the three and nine months ended September 30, 2011 and 2010 did not result in any impairment charges requiring disclosure of the fair values of such assets measured on a nonrecurring basis. The Company cannot predict the occurrence of events that might adversely affect the carrying value of long-lived assets held and used, goodwill and other intangible assets. Continued uncertainty or deterioration in global economic conditions, and/or additional changes in assumptions or circumstances, could result in impairment charges in long-lived assets held and used, goodwill or other intangible assets in future periods in which the change occurs.

The accompanying consolidated financial statements include certain financial instruments, and the fair market value of such instruments may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, notes receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of September 30, 2011 related to expected yield, the Company estimates that the fair values of its Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at September 30, 2011. The estimate of fair value on its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at September 30, 2011 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates and that include interest rate margins that were established in connection with the Company’s refinancing activities in March 2011.

Note 13 Other Operating Income—Net

Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million and $0.0 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $3.2 million in each of the nine months ended September 30, 2011 and September 30, 2010. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income–net also includes net gains related to the disposal of miscellaneous property and equipment of $0.1 million and $0.0 million in the three months ended September 30, 2011 and 2010, respectively, and income of $0.1 million related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments for the three months ended September 30, 2010. Other operating income–net in the nine months ended September 30, 2011 and 2010 includes net gains related to the disposal of miscellaneous property and equipment of $0.8 million and $0.2 million, respectively, and income of $0.2 million related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments for the nine months ended September 30, 2010.

Note 14 Other Income (Expense) - Net

The following table summarizes the Company’s other income (expense) - net (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Litigation expense, net of insurance reimbursements	$(822)	$(973)	$(3,441)	$(1,050)
Foreign currency exchange gains (losses), net	(269)	(565)	(1,132)	(731)
Unrealized gains (losses) on derivative instruments, net	(40)	(46)	(44)	(43)
Other	(4)	129	(21)	(25)
Total	$(1,135)	$(1,455)	$(4,638)	$(1,849)

In the three months ended September 30, 2011 and 2010, the Company paid or accrued $2.7 million and $1.8 million, respectively, in legal fees not related to current operations. In the three months ended September 30, 2011 and 2010, the Company recorded $1.9 million and $0.8 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. In the nine months ended September 30, 2011 and 2010, the Company paid or accrued $10.8 million and $3.7 million, respectively, in legal fees not related to current operations. In the nine months ended September 30, 2011 and 2010, the Company recorded $7.4 million and $2.6 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Such net non-operating expense is recorded in other expense in the consolidated statements of operations.

Note 15 Income Taxes

The Company’s income tax expense was $0.7 million in the three months ended September 30, 2011 and $0.9 million in the three months ended September 30, 2010. Income tax expense was $2.8 million in the nine months ended September 30, 2011 and $2.1 million in the nine months ended September 30, 2010. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized.

Income tax expense for the three months ended September 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.2 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $3.5 million related to foreign income tax rate differentials and adjustments, partially offset by certain foreign and domestic business expenses that are not deductible. Income tax expense for the three months ended September 30, 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.6 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $3.0 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.2 million and certain foreign and domestic business expenses that are not tax deductible.

Income tax expense for the nine months ended September 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $6.7 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $10.4 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.5 million and certain foreign and domestic business expenses that are not tax deductible. Income tax expense for the nine months ended September 30, 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $5.0 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $7.8 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.6 million and certain foreign and domestic business expenses that are not tax deductible.

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

Strategy

ITG’s strategy is to be the leading, globally diversified provider of textiles and related supply chain solutions for its customers. As such, the Company’s manufacturing footprint includes 15 production facilities in 5 countries. However, the Company’s global denim facility in Nicaragua has been idled since April 2009, and the Company continues to monitor its strategic alternatives in that region. Combined with capabilities in the U.S. and Mexico, the international greenfield facilities are key parts of the Company’s comprehensive global supply chain solution that is intended to allow the Company to seamlessly supply products and related services to customers worldwide. We believe geographically aligning with our customers is a critical component of our success. Notwithstanding our continued belief in the expected long-term benefits of our strategy and investments, the recent downturn and subsequent slow recovery in global economic conditions has resulted in certain delays in the recognition of the benefits previously expected.

International Greenfield Initiatives

The Company’s facilities in China and Vietnam experienced increasing capacity utilization during 2010 and in the nine months ended September 30, 2011 as the economy improved from the significant downturn in 2008 and 2009. The Vietnam facility continues to incur significant operating losses primarily due to a shortage of available working capital resulting in plant curtailments, late customer deliveries and high air freight costs. As such, the Company and with the assistance of WLR Recovery Fund IV, L.P. (“Fund IV”) made additional investments in ITG-PP during 2011 (see “Revolving and term loans” below). The Company has been in discussions with the joint venture partner to match the Company’s investments in the Vietnam venture to maintain their 40% interest and until resolution, the Company will continue to fulfill current orders but not invest further to grow the business in the near term. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, the Company updates each quarter the test of recoverability of the value of its long-lived assets; such reviews and tests did not result in any impairment charges in the three and nine months ended September 30, 2011 or 2010. The Company cannot predict the occurrence of future events that might adversely affect the carrying value of long-lived assets and continues to monitor its strategic alternatives in these regions. Any further decline in economic conditions or failure to improve the operating results at ITG-PP could result in future impairment charges with respect to the Company’s long-lived assets, including any of its property, plant and equipment.

Business and Industry Trends

The global economic environment continues to be uncertain and volatile. Concerns related to continued high unemployment, government and municipal budgetary issues and the prospects for sustained economic recovery continue to impact consumer, military and municipal spending and our businesses, which could have adverse effects for the remainder of 2011 and beyond in significant markets in which we operate. The Company has taken, and expects to continue to take, steps to counter this continued economic uncertainty. These actions include, among other things, negotiating higher sales prices for certain products, negotiating new working capital financing arrangements, focusing on new product development projects and implementing cost saving initiatives.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs in the first half of 2011 due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, created concerns about continued short-term availability in addition to increased costs for the Company’s products. While cotton prices have shown declines in the most recent two quarters from the historical highs, cotton and wool prices continue to fluctuate and remain high as compared to historical levels. The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. However, falling cotton and wool prices have, in the past, delayed certain customer orders as they attempt to keep inventories low in anticipation of lower prices in the future, which could have an impact on the Company’s results for the remainder of 2011. Because of the Company’s commitments related to raw materials, any decline in selling prices below the committed price could result in losses in the future. While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2010 and the first three quarters of 2011 by higher cotton and other raw material prices. In response to the cost increases in cotton as well as other raw materials, we have increased sales prices in 2011 and we expect to continue to attempt to increase sales prices as necessary in response to higher costs or committed purchase contracts in order to maintain our margins.  If, however, the Company incurs increased raw material or other costs that it is unable to recoup through price increases, or experiences interruptions in its raw materials supply, our business, results of operations, financial condition and cash flows may be adversely affected.

Pressures by the U.S. and other governments to require the Chinese renminbi to fluctuate against other currencies have resulted in a recent strengthening of the Chinese renminbi against the U.S. dollar. Such currency reform is generally supported by U.S. companies seeking to reduce imports from China. The Company has two production plants in China. Certain of the Company’s North American businesses that compete with Chinese imports could see a future benefit from a sustained trend of more expensive imports from China; however, the impact of any general price increases of imported goods on the overall economy and any related effects on the Company’s businesses is uncertain. Because the Company’s plants in China generally are in a Chinese renminbi net liability position, the Company’s results of operations in 2010 and in the first nine months of 2011 have been negatively affected by the recent strengthening of the Chinese renminbi against the U.S. dollar, and results are expected to continue to be negatively affected if the Chinese renminbi further strengthens against the U.S. dollar. To a lesser extent, recent fluctuations of the Mexican peso against the U.S. dollar have impacted the Company’s results of operations and cash flows. The Company’s operations in Mexico are generally in a peso net liability position and the Company is required to buy pesos to fund such operations. Because of the potential impact on the Company’s businesses and operations from changes in the Company’s foreign operations and/or movements in foreign currency exchange rates that are uncertain, the Company cannot predict the short-term or long-term impact from changes in foreign currency exchange rates on its consolidated financial position, results of operations or cash flows.

Results of Operations

Net sales and loss from continuing operations before income taxes and equity in income (loss) of unconsolidated affiliates for the Company’s reportable segments are presented below (in thousands). The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, expenses associated with refinancing and corporate realignment activities, restructuring and impairment charges, certain unallocated corporate expenses, and other income (expense). Intersegment net sales for the three months ended September 30, 2011 and 2010 were primarily attributable to commission finishing sales of $4.0 million and $4.9 million, respectively. Intersegment net sales for the nine months ended September 30, 2011 and 2010 were primarily attributable to commission finishing sales of $14.5 million in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Sales:
Bottom-weight Woven Fabrics	$177,280	$144,151	$484,488	$415,648
Commission Finishing	11,650	12,288	33,987	39,691
All Other	8,775	5,946	23,493	25,486
	197,705	162,385	541,968	480,825
Intersegment sales	(3,952)	(4,944)	(14,516)	(14,471)
	$193,753	$157,441	$527,452	$466,354

Income (Loss) From Continuing Operations Before Income Taxes and Equity in Income (Loss) of Unconsolidated Affiliates:
Bottom-weight Woven Fabrics	$2,761	$5,419	$13,124	$15,272
Commission Finishing	(346)	361	(390)	1,301
All Other	(1,160)	(1,687)	(3,658)	(2,711)
Total reportable segments	1,255	4,093	9,076	13,862
Corporate expenses	(4,423)	(3,840)	(12,282)	(12,183)
Other operating income - net	3,252	101	3,965	3,634
Restructuring recoveries (charges)	5	122	(9)	23
Interest expense	(12,809)	(10,971)	(36,074)	(31,634)
Other income (expense) - net	(1,073)	(1,407)	(4,227)	(1,637)
	(13,793)	(11,902)	(39,551)	(27,935)
Income tax expense	(728)	(875)	(2,782)	(2,084)
Equity in income (loss) of unconsolidated affiliates	3	1	57	(97)
Loss from continuing operations	(14,518)	(12,776)	(42,276)	(30,116)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	—	(18)	(50)	114
Gain on disposal, net of taxes	—	—	2,066	—
Income (loss) from discontinued operations	—	(18)	2,016	114
Net loss	(14,518)	(12,794)	(40,260)	(30,002)
Less: net loss attributable to noncontrolling interests	(2,545)	(2,886)	(6,899)	(5,496)
Net loss attributable to International Textile Group, Inc.	$(11,973)	$(9,908)	$(33,361)	$(24,506)

Comparison of Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

Consolidated: Consolidated net sales in the three months ended September 30, 2011 and 2010 were $193.8 million and $157.4 million, respectively, an increase of $36.4 million, or 23.1%, in 2011 compared to 2010. This increase was primarily due to higher selling prices charged to recover higher raw material costs and, to a lesser extent, sales volume increases primarily in the narrow fabrics, technical fabrics, synthetics fabrics, airbag fabrics and non-government worsted wool businesses, as well as an improved product mix primarily at the Company’s cotton fabric and garment manufacturing complex in Vietnam. These increases were partially offset by volume declines in most of the Company’s other operating segments, primarily due to the completion of certain government contracts in 2010, government budget pressures resulting in reduced sales in certain businesses, and continued unfavorable economic conditions affecting those segments.

Gross profit in the three months ended September 30, 2011 was $10.4 million, or 5.4% of net sales, compared to $12.7 million in the three months ended September 30, 2010, or 8.0% of net sales. Gross profit margins were negatively impacted primarily by higher raw material costs that were not fully offset by higher selling prices, foreign exchange losses and manufacturing inefficiencies at certain locations due to volume declines. Operating income in the three months ended September 30, 2011 was $0.1 million compared to $0.5 million in the three months ended September 30, 2010 with such reduction primarily due to the lower gross profit margins described above.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment in the three months ended September 30, 2011 increased $33.1 million to $177.3 million as compared to the $144.2 million recorded in the three months ended September 30, 2010. The increase in sales primarily resulted from $37.9 million of higher selling prices charged to recover higher raw material costs and improved product mix primarily at the cotton fabric and garment manufacturing complex in Vietnam, as well as sales volume increases of $4.3 million primarily in the technical fabrics, synthetic fabrics, airbag fabrics and non-government worsted wool businesses primarily due to improved economic conditions and the development of new products. Improvements in this segment were partially offset by reduced sales volumes of $8.9 million related primarily to the government uniform business due to the completion of certain government contracts in 2010.

Income in the bottom-weight woven fabrics segment was $2.8 million in the three months ended September 30, 2011 compared to $5.4 million in the three months ended September 30, 2010. Improvements in operating results included $34.4 million due to higher selling prices and improved product mix primarily in the denim, government uniform and airbag fabrics businesses and lower labor and energy costs of $0.8 million due to reduced production volumes. These improvements were offset by higher raw material costs of $32.0 million, manufacturing inefficiencies of $4.9 million at certain locations due primarily to volume declines and negative effects from foreign currency exchange rates of $0.9 million.

Commission Finishing: Net sales in the commission finishing segment were $11.7 million in the three months ended September 30, 2011 compared to $12.3 million in the three months ended September 30, 2010. The decrease from the prior year period was primarily due to sales volume decreases of $2.2 million due to a slow down in foreign military uniform sales, which were strong in 2010 and to recent uncertainties in U.S. military budgets in 2011, which slowed sales orders in the second quarter of 2011. Income (loss) in the commission finishing segment was $(0.3) million in the three months ended September 30, 2011 compared to $0.4 million in the three months ended September 30, 2010. The decrease in operating results was primarily due to higher raw material and energy costs, lower sales volumes and lower capacity utilization.

All Other: Net sales in the all other segment in the three months ended September 30, 2011 and 2010 were $8.8 million and $5.9 million, respectively, an increase of $2.9 million. The increase from the prior year period was primarily due to higher sales volumes of $2.4 million related to the release of certain government contracts in the narrow fabrics business as well as higher selling prices and a more favorable product mix of $0.4 million. Loss in the all other segment was $1.2 million in the three months ended September 30, 2011 as compared to $1.7 million in the three months ended September 30, 2010. The improvement in operating results was primarily due to higher sales volumes of $0.7 million and higher sales prices and improved product mix of $0.5 million, partially offset by higher raw material costs of $0.6 million and higher energy costs of $0.1 million.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $13.5 million in the three months ended September 30, 2011 and $12.4 million in the three months ended September 30, 2010. As a percentage of net sales, this expense was 7.0% in the three months ended September 30, 2011 and 7.9% in the three months ended September 30, 2010. Selling and administrative expenses increased in the three months ended September 30, 2011 primarily due to higher health and other benefit costs and selling commissions, partially offset by lower professional fees.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million for the three months ended September 30, 2011 and $0.0 million for the three months ended September 30, 2010. The Company records such grant income upon confirmation of the availability of funds in this trust. Other operating income–net also includes net gains related to the disposal of miscellaneous property and equipment of $0.1 million and $0.0 million in the three months ended September 30, 2011 and 2010, respectively, and income of $0.1 million related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments in the three months ended September 30, 2010.

RESTRUCTURING CHARGES (RECOVERIES): The Company recorded restructuring charge recoveries related to previously disclosed restructuring programs in the amount of less than $0.1 million in the three months ended September 30, 2011 and $0.1 million in the three months ended September 30, 2010. A complete discussion of restructuring initiatives is included in the Company’s Annual Report.

INTEREST EXPENSE: Interest expense of $12.8 million in the three months ended September 30, 2011 was $1.8 million higher than interest expense of $11.0 million in the three months ended September 30, 2010. Interest expense in the three months ended September 30, 2011 was higher compared to the prior year primarily due to higher outstanding balances on the Company’s senior subordinated notes (the “Notes”), the Company’s unsecured subordinated notes and the Company’s U.S. revolving and term loans. Interest on the Notes is payable in-kind on a quarterly basis, either by adding such interest to the principal amount of the notes, or through the issuance of additional interest-bearing notes. Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $8.0 million in the three months ended September 30, 2011 and $7.7 million in the three months ended September 30, 2010, including $7.6 million and $6.2 million, respectively, of non-cash related party interest expense. Additionally, the Company incurred higher interest costs in the 2011 period due to a related party guaranty fee (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE) - NET: In the three months ended September 30, 2011 and 2010, the Company paid or accrued $2.7 million and $1.8 million, respectively, in legal fees not related to current operations. In the three months ended September 30, 2011 and 2010, the Company recorded $1.9 million and $0.8 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other income (expense) - net in the three months ended September 30, 2011 and 2010 also includes foreign currency exchange losses of $0.3 million (primarily related to the Company’s operations in China) and $0.6 million, respectively.

INCOME TAX EXPENSE: Income tax expense was $0.7 million in the three months ended September 30, 2011 in comparison with $0.9 million in the three months ended September 30, 2010. Income tax expense was higher in the three months ended September 30, 2010 compared to the same period in 2011 primarily due to earnings from the Company’s operations in Mexico and the timing of the utilization of net operating loss carryforwards. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the three months ended September 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.2 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $3.5 million related to foreign income tax rate differentials and adjustments, partially offset by certain foreign and domestic business expenses that are not deductible. Income tax expense for the three months ended September 30, 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $2.6 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $3.0 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.2 million and certain foreign and domestic business expenses that are not deductible.

DISCONTINUED OPERATIONS: Sales in the Company’s discontinued jacquard fabrics business, which was sold on March 31, 2011, were $0.0 million and $4.1 million in the three months ended September 30, 2011 and 2010, respectively, and income (loss) from discontinued operations, net of income taxes, was $0.0 million in each of the same periods.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $2.5 million in the three months ended September 30, 2011 and $2.9 million in the three months ended September 30, 2010. The decrease in net losses attributable to noncontrolling interests in the three months ended September 30, 2011, as compared to 2010, was primarily due to improved operating results at the Company’s former joint venture in China, and, to a lesser extent, by operating losses at the Company’s joint venture in Vietnam. The Company’s consolidated financial statements reflect the Company’s former joint venture in China, Cone Denim (Jiaxing) Limited, as a wholly-owned subsidiary subsequent to the Company’s acquisition in the three months ended September 30, 2011 of the remaining 49% noncontrolling interest in this company. Such acquisition did not have a material effect on net losses attributable to noncontrolling interests in the three months ended September 30, 2011.

Comparison of Nine Months Ended September 30, 2011 and Nine Months Ended September 30, 2010

Consolidated: Consolidated net sales in the nine months ended September 30, 2011 and 2010 were $527.5 million and $466.4 million, respectively, an increase of $61.1 million, or 13.1%, in 2011 compared to 2010. This increase was primarily due to higher selling prices charged to recover higher raw material costs and, to a lesser extent, an improved product mix primarily at the Company’s cotton fabric and garment manufacturing complex in Vietnam and in the technical fabrics business, as well as sales volume increases primarily in the non-government worsted wool and airbag fabrics businesses. These increases were partially offset by volume declines in most of the Company’s other operating segments primarily due to the completion of certain government contracts in 2010, government budget cuts resulting in reduced sales in certain businesses, the 2010 exit by the Company from the non-government seat belt fabric business related to a single customer, and continued unfavorable economic conditions affecting certain segments.

Gross profit in the nine months ended September 30, 2011 was $36.7 million, or 7.0% of net sales, compared to $40.7 million in the nine months ended September 30, 2010, or 8.7% of net sales. Gross profit margins were negatively impacted primarily by higher raw material costs that were not fully offset by higher selling prices, foreign exchange losses and manufacturing inefficiencies at certain locations due to volume declines. Operating income in the nine months ended September 30, 2011 was $0.8 million compared to $5.3 million in the nine months ended September 30, 2010 with such reduction primarily due to the lower gross profit margins described above.

Bottom-weight Woven Fabrics: Net sales in the bottom-weight woven fabrics segment in the nine months ended September 30, 2011 increased $68.9 million to $484.5 million as compared to the $415.6 million recorded in the nine months ended September 30, 2010. The increase in sales primarily resulted from $93.6 million of higher selling prices charged to recover higher raw material costs and improved product mix in most of the bottom-weight woven fabrics segment’s businesses, as well as sales volume increases of $6.2 million primarily in the non-government worsted wool and airbag fabrics businesses primarily due to improved economic conditions related mainly to apparel and the development of new products. Improvements in this segment were partially offset by reduced sales volumes of $30.8 million in other businesses with the main contributor being government uniform fabrics due to the completion of certain government contracts in 2010 and general unfavorable economic conditions affecting demand, as well as increased pricing pressures.

Income in the bottom-weight woven fabrics segment was $13.1 million in the nine months ended September 30, 2011 compared to $15.3 million in the nine months ended September 30, 2010. Improvements in operating results included higher selling prices offset by higher raw material costs and improved product mix in all of bottom-weight woven fabrics segment’s businesses, and lower labor costs of $1.2 million due to reduced production volumes. These improvements were offset by manufacturing inefficiencies of $23.5 million at certain locations due to volume declines, negative impacts from changes in foreign currency exchange rates of $2.6 million and higher selling and administrative expenses of $0.3 million.

Commission Finishing: Net sales in the commission finishing segment were $34.0 million in the nine months ended September 30, 2011 compared to $39.7 million in the nine months ended September 30, 2010. The decrease from the prior year period was primarily due to sales volume decreases of $6.8 million due to a slow down in foreign military uniform sales, which were strong in 2010, and to recent uncertainties in the U.S. military budgets in 2011, which slowed sales orders in the nine months ended September 30, 2011. Commission finishing markets in both periods have also been negatively affected by diminished discretionary income and consumer spending in the U.S. as well as increased competition. Declines in sales volumes were partially offset by higher selling prices to recover higher raw material costs and improved product mix of $1.1 million.

Income (loss) in the commission finishing segment was $(0.4) million in the nine months ended September 30, 2011 compared to $1.3 million in the nine months ended September 30, 2010. The decrease in operating results was primarily due to higher raw material and labor costs, lower sales volumes and lower capacity utilization.

All Other: Net sales in the all other segment in the nine months ended September 30, 2011 and 2010 were $23.5 million and $25.5 million, respectively. The decrease from the prior year period was primarily due to lower sales volumes of $6.9 million related to the exit by the Company from a low margin seat belt fabric business related to a single customer in 2010, partially offset by higher sales volumes of $3.5 million from certain government and other contracts as well as higher selling prices and a more favorable product mix of $1.3 million. Loss in the all other segment was $3.7 million in the nine months ended September 30, 2011 as compared to $2.7 million in the nine months ended September 30, 2010. The decrease in operating results was primarily due to higher raw material costs of $1.4 million, a less favorable product mix of $0.2 million and higher selling and administrative costs of $0.1 million, partially offset by improved manufacturing performance of $0.1 million and higher sales prices of $0.6 million.

SELLING AND ADMINISTRATIVE EXPENSES: Selling and administrative expenses (including bad debt expense) were $39.9 million in the nine months ended September 30, 2011 and $39.0 million in the nine months ended September 30, 2010. As a percentage of net sales, this expense was 7.6% in the nine months ended September 30, 2011 and 8.4% in the nine months ended September 30, 2010. Selling and administrative expenses increased in the nine months ended September 30, 2011 primarily due to higher health and other benefit costs, selling commissions, and professional fees.

OTHER OPERATING INCOME—NET: Other operating income–net includes grant income from the U.S. Department of Commerce Wool Trust Fund of $3.2 million for each of the nine months ended September 30, 2011 and 2010. The Company records such grant income upon confirmation of the availability of funds from this trust. Other operating income–net in the nine months ended September 30, 2011 and 2010 includes net gains related to the disposal of miscellaneous property and equipment of $0.8 million and $0.2 million, respectively, and income of $0.2 million related to the reduction in the reserve for unrealized losses on cotton and wool purchase commitments for the nine months ended September 30, 2010.

RESTRUCTURING CHARGES (RECOVERIES): The Company recorded restructuring charges (recoveries) related to previously disclosed restructuring programs in the amount of less than $0.1 million in each of the nine months ended September 30, 2011 and 2010. A complete discussion of restructuring initiatives is included in the Company’s Annual Report.

INTEREST EXPENSE: Interest expense of $36.1 million in the nine months ended September 30, 2011 was $4.5 million higher than interest expense of $31.6 million in the nine months ended September 30, 2010. Interest expense in the nine months ended September 30, 2011 was higher compared to the prior year primarily due to higher outstanding balances on the Company’s senior subordinated notes (the “Notes”), the Company’s unsecured subordinated notes and the Company’s U.S. revolving and term loans. Non-cash payable in-kind interest expense on the Company’s unsecured subordinated notes and on the Notes was $24.1 million in the nine months ended September 30, 2011 and $21.9 million in the nine months ended September 30, 2010, including $21.8 million and $17.6 million, respectively, of non-cash related party interest expense. Additionally, the Company incurred higher interest costs in the 2011 period due to a related party guaranty fee (see “Liquidity and Capital Resources” below).

OTHER INCOME (EXPENSE) - NET: In the nine months ended September 30, 2011 and 2010, the Company paid or accrued $10.8 million and $3.7 million, respectively, in legal fees not related to current operations. In the nine months ended September 30, 2011, the Company recorded $7.4 million and $2.6 million, respectively, in income from insurance reimbursements received or expected to be received for legal fees incurred by the Company. Other expense in the nine months ended September 30, 2011 and 2010 also includes foreign currency exchange losses of $1.1 million (primarily related to the Company’s operations in China) and $0.7 million, respectively.

INCOME TAX EXPENSE: Income tax expense was $2.8 million in the nine months ended September 30, 2011 in comparison with $2.1 million in the nine months ended September 30, 2010. Income tax expense was higher in the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to earnings from the Company’s operations in Mexico and the timing of the utilization of net operating loss carryforwards. The Company has tax holidays in certain jurisdictions that provide for a zero percent tax rate or a reduced tax rate for a defined number of taxable years in these jurisdictions. The Company has recorded valuation allowances to reduce the U.S. and certain foreign deferred tax assets for the portion of the tax benefit that management considers that it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income in the jurisdictions in which these deferred tax assets were recognized. Income tax expense for the nine months ended September 30, 2011 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $6.7 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $10.4 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.5 million and certain foreign and domestic business expenses that are not deductible. Income tax expense for the nine months ended September 30, 2010 is different from the amount obtained by applying statutory rates to loss before income taxes primarily due to an increase of $5.0 million in the valuation allowance related to an increase in net operating losses and net deferred tax assets and $7.8 million related to foreign income tax rate differentials and adjustments, partially offset by state income taxes of $0.6 million and certain foreign and domestic business expenses that are not deductible.

DISCONTINUED OPERATIONS: Sales in the Company’s discontinued jacquard fabrics business, which was sold on March 31, 2011, were $3.6 million and $12.5 million in the nine months ended September 30, 2011 and 2010, respectively, and income (loss) from discontinued operations, net of income taxes, was $(0.1) million and $0.1 million, respectively, in the same periods. The Company recorded a gain on the disposal of the jacquards fabrics business of $2.1 million in the nine months ended September 30, 2011 which is also included in discontinued operations.

NONCONTROLLING INTERESTS: Net losses attributable to noncontrolling interests were $6.9 million in the nine months ended September 30, 2011 and $5.5 million in the nine months ended September 30, 2010. Net losses attributable to noncontrolling interests in the nine months ended September 30, 2011, as compared to the 2010 period, were impacted by reduced operating results primarily at the Company’s joint venture in Vietnam which primarily resulted from lower sales volumes, manufacturing inefficiencies and increased pricing pressures. The Company’s consolidated financial statements reflect the Company’s former joint venture in China, Cone Denim (Jiaxing) Limited, as a wholly-owned subsidiary subsequent to the Company’s acquisition in the nine months ended September 30, 2011 of the remaining 49% noncontrolling interest in this company. Such acquisition did not have a material effect on net losses attributable to noncontrolling interests in the nine months ended September 30, 2011.

Liquidity and Capital Resources

In March 2011, the Company refinanced its outstanding amounts under, and replaced, its then-existing U.S. bank credit agreement and its Mexican term loan agreement. On March 30, 2011, the Company entered into a $105.5 million Amended and Restated Credit Agreement (the “2011 Credit Agreement”) and on March 23, 2011, a wholly-owned subsidiary of the Company, Burlington Morelos S.A. de C.V. (“Morelos”), entered into a $20.0 million term loan facility (the “Mexican Term Loan”). The 2011 Credit Agreement matures in 2015 and provides for an $85.0 million revolving credit facility and a $20.5 million term loan facility. The Mexican Term Loan matures in March 2016. In connection with the Mexican Term Loan, a wholly-owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a receivables factoring agreement as described below. Proceeds from borrowings under each of the 2011 Credit Agreement and the Mexican Term Loan, and proceeds under the related factoring facility, were used to repay in full all outstanding obligations under the Company’s previously existing Bank Credit and Term Loan Agreements and to repay a portion of the Company’s senior subordinated notes (the “Notes”). See “Revolving and Term Loans and Factoring Agreements” below for a further discussion of the 2011 Credit Agreement and the Mexican Term Loan and related factoring facility. Also in March 2011, the Company obtained amendments or consents to various of its credit facilities to extend the maturity dates of its Tranche A Notes and Tranche B Notes (defined below) to June 2013 and June 2015, respectively, to extend the maturity date of its unsecured subordinated notes (defined below) to March 2016, and to extend the maturity date of its debt at Jiaxing Burlington Textile Company Limited to August 2013.

The Company has certain debt facilities outstanding with required principal payments due within the twelve months after September 30, 2011 with recourse to the ITG parent company in the aggregate amount of $5.1 million and $42.0 million that are non-recourse to the ITG parent company related to international operations as well as short-term borrowings of $58.9 million outstanding at September 30, 2011 (of which $10.1 million is recourse to the ITG parent company and $7.4 million is guaranteed by the ITG parent company through stand-by letters of credit). In addition, because of the uncertainties related to the potential acceleration of the Cone Denim de Nicaragua term loan as described below, the Company has classified the entire amount of such debt, $38.0 million, as current as of September 30, 2011. Due to the significant amount of debt becoming due related to the Company’s international operations, the Company expects that it will be required to negotiate new financing agreements or obtain extensions related to existing financing agreements in order to manage its liquidity requirements in the next twelve months. The Company is currently evaluating all of its options related to the funding of required principal payments due within the next twelve months, including the negotiation of amendments to extend the maturity dates of the Company’s international subsidiaries’ debt or the refinancing of such debt on terms acceptable to the Company. There can be no assurances as to the availability of any necessary financing and, if available, that any potential source of funds would be available on terms and conditions acceptable to the Company. The inability to complete any necessary financing arrangements at times, and on terms, acceptable to the Company would have a material adverse effect on the Company’s financial condition.

In addition, the Company has benefited from, and expects to continue to benefit from, an Amended and Restated Support Agreement, pursuant to which the WLR Affiliates (defined below) have made, and have agreed to make, a cash capital contribution or a subordinated loan to the Company if the Company’s availability and/or adjusted availability (as defined) under its 2011 Credit Agreement were to fall below certain levels, as described below.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs in the first half of 2011 due to weather-related and other supply disruptions, which, when combined with increasing demand for cotton, particularly in Asia, created concerns about continued short-term availability in addition to increased costs for the Company’s products. While cotton prices have shown declines in the most recent two quarters from the historical highs, cotton and wool prices continue to fluctuate and remain high as compared to historical levels. The Company’s bottom-weight woven fabrics segment has historically entered into firm purchase commitments for cotton and wool commodity raw materials used in the manufacture of apparel fabrics. Such non-cancellable firm purchase commitments are secured to provide the Company with a consistent supply of a commercially acceptable grade of raw materials necessary to meet its operating requirements as well as to meet the product specifications and sourcing requirements with respect to anticipated future customer orders. However, falling cotton and wool prices have, in the past, delayed certain customer orders as they attempt to keep inventories low in anticipation of lower prices in the future, which could have an impact on the Company’s results for the remainder of 2011. Because of the Company’s commitments related to raw materials, any decline in selling prices below the committed price could result in losses in the future. While we have been able to pass on some of these increased raw material costs through to our customers, the Company’s margins were negatively impacted in 2010 and the first three quarters of 2011 by higher raw material prices in certain of the Company’s segments. In response to the cost increases in cotton and other raw materials, as well as higher costs related to energy, labor, and foreign exchange, we have increased sales prices in 2011 and we expect to continue to attempt to increase sales prices as necessary in response to higher costs or committed purchase contracts in order to maintain our margins.  If, however, the Company incurs increased raw material or other costs that it is unable to recoup through price increases, our business, results of operations, financial condition and cash flows may be adversely affected.

Our significant leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our ongoing cash flow requirements may expose the Company to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic developments or adverse developments in our business, could make it difficult to meet the financial and operating covenants contained in our credit facilities. Our success in generating cash flows depends, in part, on our ability to manage working capital efficiently (including reducing the current high cost inventory), reduce operating costs at our plants, increase selling prices to offset higher raw material or other costs and increase volumes and revenue in all segments of our business. During the nine months ended September 30, 2011, the Company’s principal uses of funds consisted of funding operations especially related to working capital needs, including for its international greenfield initiatives where expenditures have been in excess of revenues, due to high raw material costs; capital expenditures; and payment of principal, interest and fees on various indebtedness.

The accompanying consolidated financial statements include certain financial instruments, the fair market value of which may differ from amounts reflected on a historical basis. Such financial instruments consist of cash deposits, accounts receivable, advances to affiliates, accounts payable, certain accrued liabilities, short-term borrowings and long-term debt. Based on certain procedures and analyses performed as of September 30, 2011 related to expected yield, the Company estimates that the fair values of its Senior Subordinated Notes and its unsecured subordinated notes are approximately the principal plus accrued interest at September 30, 2011. The estimate of fair value of its borrowings under its various bank loans and other financial instruments generally approximates the carrying values at September 30, 2011 because of the short-term nature of these loans and instruments and/or because certain loans contain variable interest rates that fluctuate with market rates and include interest rate margins that were established in connection with the Company’s refinancing activities in March 2011.

Cash Flows and Working Capital

The Company’s primary sources of liquidity have generally been borrowings available under bank credit facilities, issuances of its Notes, project financing arrangements, and borrowings from funds affiliated with the chairman of the Company’s board of directors pursuant to various unsecured subordinated notes. During the nine months ended September 30, 2011, the Company’s principal source of funds consisted of availability under refinanced bank loans including borrowings under the revolving credit portions of various bank agreements and bank term loans, borrowings under certain short-term bank loans, the sale of certain accounts receivable under factoring agreements, issuances of its Notes, and proceeds from the sale of the jacquards fabrics business and other miscellaneous property, plant and equipment. The primary cash requirements of our business include debt service arrangements, working capital needs, costs for employee labor and benefits, and for capital expenditures. Working capital needs increased significantly during the nine months ended September 30, 2011 from the prior period due to significantly higher raw material costs, especially cotton and wool. The Company’s accounts receivable balance as of September 30, 2011 was $98.9 million, an increase of $26.2 million when compared to the balance as of December 31, 2010. The increase in accounts receivable between December 31, 2010 and September 30, 2011 was largely the result of strong sales and higher selling prices passed to customers due to the increased costs of raw materials. In addition, the Company’s inventories increased to $155.3 million at September 30, 2011 from $119.0 million at December 31, 2010, which was also primarily driven by the higher cost of raw materials. The reduction of working capital needs is critical to ensure sources of funds for the Company and compliance with the Company’s debt covenants in the future; however, the Company can provide no assurances that consumers or retailers will not defer purchases due to uncertainty about current and future global economic conditions which could reduce our cash and result in a material adverse effect on our financial condition and results of operations.

The Company’s cash flows are subject to a number of factors, including but not limited to, earnings, sensitivities to raw material and other costs, seasonality, and foreign currency exchange rates and transactions. Because raw material costs generally represent greater than 50% of our cost of goods sold, in periods of rising commodity costs (e.g., cotton and wool), the Company consumes cash in operating activities due to increases in accounts receivable and inventory costs, which are typically partially offset by the increased balance of accounts payable when the Company is able to pass along such cost increases to customers. There can be no assurances that the Company will not be negatively affected by changes in general economic, industry specific, financial market, legislative, competitive or regulatory factors, or that it will continue to be able to pass along cost increases to its customers, at its international operations, any of which could materially adversely impact the Company’s financial condition and results of operations.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

OPERATING ACTIVITIES: Net cash used in operating activities was $35.3 million in the nine months ended September 30, 2011 compared to $15.0 million in the nine months ended September 30, 2010. The higher cash outflows are primarily related to an increase in inventories due to higher raw material costs and an increase in accounts receivable due to the higher selling prices discussed above and higher days sales outstanding, partially offset by the sale of certain accounts receivable under factoring agreements and an increase in accounts payable and accrued expenses. The overall requirements for working capital increased during the nine months ended September 30, 2011 due to significant cost increases related to several raw materials, most notably cotton and wool, as well as other costs in the supply chain.

INVESTING ACTIVITIES: Net cash provided by investing activities was $5.3 million in the nine months ended September 30, 2011 compared to net cash used in investing activities of $1.6 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2011, the company received net cash proceeds of $6.1 million related to the sale of the jacquards fabrics business and $1.6 million from the sale of other property, plant and equipment. Capital expenditures were $2.3 million in the 2011 period and $2.5 million in the 2010 period, and capital expenditures are projected to be approximately $3.0 million to $3.5 million for 2011, including amounts spent in the first nine months of 2011. Investing activities in the 2010 period included $0.7 million of proceeds from the sale of property, plant and equipment and $0.3 million of distributions from the Company’s unconsolidated affiliates.

FINANCING ACTIVITIES: Net cash provided by financing activities of $31.4 million in the nine months ended September 30, 2011 reflects the net effects of the Company’s March 2011 debt refinancing activities as well as net proceeds of $37.5 million from bank revolving loans, net proceeds from short-term bank borrowings of $10.2 million related mainly to Cone Denim (Jiaxing) Limited, proceeds from the issuance of $6.2 million of Notes, and scheduled repayments of term loans and capital lease obligations of $23.8 million. Refinancing activities included proceeds from the issuance of new term loans of $40.5 million, the repayment of maturing term loans of $6.6 million, proceeds from new bank revolving lines of credit of $48.0 million, the repayment of the maturing revolving line of credit of $38.6 million, the payment of financing fees of $2.6 million, and the repayment of the principal amount of certain Notes of $39.0 million using proceeds primarily from the refinanced bank debt and related activities. Net cash provided by financing activities of $18.4 million in the nine months ended September 30, 2010 was primarily attributable to net borrowings of $15.5 million under bank revolving loans, proceeds from the issuance of $12.0 million of Notes and capital contributions from minority shareholders of $1.2 million, partially offset by and repayments of short-term bank borrowings of $3.3 million and $6.0 million from the repayment of certain term loans and capital lease obligations. In addition, checks issued in excess of deposits decreased by $0.7 million and $0.9 million in the nine months ended September 30, 2011 and 2010, respectively.

Bank Credit Agreements

Revolving and Term Loans and Factoring Agreements

On March 30, 2011, the Company and certain of its U.S. subsidiaries entered into a $105.5 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GE Capital”), as agent and lender, and certain other lenders signatory thereto (the “2011 Credit Agreement”), which replaced the Company’s then-existing U.S. bank credit agreement and its Mexican term loan agreement. The 2011 Credit Agreement provides for a revolving credit facility (the “U.S. Revolver”) in the amount of $85.0 million and a $20.5 million term loan facility (the “U.S. Term Loan”), each having a maturity date of March 30, 2015. The U.S. Term Loan requires the repayment of $0.5 million in principal per month from May 2011 to April 2012, and $0.3 million per month thereafter until maturity, at which date the entire remaining principal balance of the U.S. Term Loan is due. Borrowings under the 2011 Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”), plus an applicable margin, or other published bank rates, plus an applicable margin, at the Company’s option. At September 30, 2011, there was $68.5 million outstanding under the U.S. Revolver at a weighted average interest rate of 4.4% and $15.5 million outstanding under the U.S. Term Loan at a weighted average interest rate of 4.2%.

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

Under the 2011 Credit Agreement, the Company is required to maintain availability, or average adjusted availability (each as defined) at or above certain predefined levels, or certain limitations may be imposed on the Company, including those which may impact or restrict the Company’s ability to operate its business in the ordinary course. The following describes actions that may be taken, and margins, fees or limitations that may be imposed upon the Company, under the 2011 Credit Agreement at certain availability or average adjusted availability levels:

·
if average adjusted availability is less than $22.5 million or if availability is less than $12.5 million, the Company is restricted from making loans to, and/or investments in, its international subsidiaries, including its greenfield initiatives. At September 30, 2011, average adjusted availability was approximately $1.3 million and availability was $1.6 million, and the Company was subject to such restrictions. Notwithstanding these restrictions, in June 2011, the Company and the lenders under the 2011 Credit Agreement entered into Consent and Amendment No. 1 and Amendment No. 2 to the 2011 Credit Agreement which, among other things, provided the Company the ability to (i) make investments in ITG-PP in an amount up to $3.5 million, which investments were made in the form of loans to ITG-PP in June 2011, and (ii) enter into and perform its obligations under an amended Guaranty of Payment (as amended and restated, the “Guaranty”) in favor of Fund IV not to exceed $15.5 million (see “Guarantees” below). Under Amendment No. 2 to the 2011 Credit Agreement, either (i) such investments in ITG-PP were required to be repaid to the Company by ITG-PP no later than September 15, 2011 or (ii) the lenders under the 2011 Credit Agreement were entitled to receive payment in full under a $3.7 million letter of credit issued by Fund IV no later than September 15, 2011. Such payments were not made by the due date; however, the Company has obtained a waiver under the 2011 Credit Agreement for such noncompliance.

·
if availability is less than $17.5 million, the Company would be required to comply with a specified fixed charge coverage ratio (as defined). The Company was subject to, and in compliance with, such fixed charge coverage ratio as of September 30, 2011;

·	depending on average adjusted availability, the applicable margin added to LIBOR or other published bank interest rates for borrowings under the 2011 Credit Agreement can range from 3.25% to 3.75% (the weighted average applicable margin was 3.64% at September 30, 2011). In addition, depending on amounts borrowed and average adjusted availability, the U.S. Revolver requires the payment of an unused commitment fee in the range of 0.50% to 0.75% annually, payable monthly; and

·
if availability falls below certain other predefined levels, certain entities affiliated with Wilbur L. Ross, Jr., the Company’s chairman of the board (collectively, the “WLR Affiliates”), could be requested by the lenders under the 2011 Credit Agreement to provide funding in amounts up to $15.0 million pursuant to the terms of a support agreement entered into by such affiliates; no such request has been made by the lenders as of September 30, 2011.

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

The obligations of Morelos under the Mexican Term Loan are in U.S. dollar loans and are secured by a pledge of all the accounts receivable, inventories, and property, plant and equipment of Morelos and its subsidiaries. The interest rate on borrowings under the Mexican Term Loan is variable at LIBOR plus 4%. At September 30, 2011, the amount outstanding under the Mexican Term Loan was $18.5 million at an interest rate of 4.2%. The Mexican Term Loan requires the repayment of $0.3 million in principal per month until February 2016, with the remaining principal balance due in March 2016.

The Mexican Term Loan contains customary provisions for default for agreements of this nature. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under either of the respective agreements as a secured party. The Mexican Term Loan also contains certain financial covenant requirements customary for agreements of this nature, including a Short Term Indebtedness Coverage Index that cannot be less than 1.25, a Total Debt Coverage Index that cannot be greater than 3.5, an Interest Coverage Index that cannot be less than 3.5, a Liquidity Index that cannot be less than 1.2, and a Leverage Index (each as defined in the Mexican Term Loan) that cannot be greater than 2.0. In addition, Morelos and its subsidiaries are restricted under the Mexican Term Loan from making annual capital expenditures in excess of one percent of annual consolidated net sales of such consolidated group.

In connection with the Mexican Term Loan, on March 23, 2011, a wholly owned subsidiary of the Company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), entered into a revolving receivables factoring agreement under which Parras Cone has agreed to sell certain of its accounts receivable to Banamex, on a recourse basis, in an amount not to exceed $14.7 million through March 7, 2012. At September 30, 2011, the amount of secured borrowings outstanding under the Mexican factoring agreement was $14.2 million, at an interest rate of 4.3%, which borrowings are collateralized by certain of Parras Cone’s trade accounts receivable in the aggregate amount of approximately $16.6 million.

In 2006 and 2007, Cone Denim (Jiaxing) Limited obtained financing from the Bank of China to fund its capital expenditures in excess of partner equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for a $35.0 million term loan available in U.S. dollars, which was used for the import of equipment to Cone Denim (Jiaxing) Limited. Outstanding borrowings under this facility were $23.3 million with a weighted average interest rate of 4.5% at September 30, 2011. Interest is based on three-month LIBOR plus a contractual spread of 1.3% or greater, depending upon the prevailing LIBOR. The outstanding loan amount is scheduled to be repaid in the principal amounts of $11.7 million and $11.6 million in June 2012 and June 2013, respectively. Cone Denim (Jiaxing) Limited made a scheduled principal repayment of $11.6 million in June 2011 primarily by increasing its short-term bank borrowings. The term loan is secured by the building, machinery and equipment of the joint venture. The financing agreement also contains limitations on asset disposals.

The Company’s wholly owned subsidiary, Jiaxing Burlington Textile Company, has obtained project financing from China Construction Bank. Such funding has been used to finance machinery and equipment capital expenditure needs in excess of ITG’s equity contributions, which contributions are in accordance with applicable Chinese laws and regulations. The financing agreement provides for term loans in the original amount of approximately $11.0 million, available in either U.S. dollars or Chinese RMB, at the option of the Company and subject to foreign currency exchange rate changes. The term loan is being repaid in quarterly installments, which began in November 2009. In May 2010, the financing agreement was amended to extend the maturity date thereof from August 2011 to August 2013 and to change the interest rate to six-month LIBOR plus 3.0% for U.S. dollar loans. The amended financing agreement provides the lender the right to immediately declare this debt due and payable if Jiaxing Burlington Textile Company incurs a book loss in excess of 5.0 million renminbi under Chinese generally accepted accounting principles during any calendar fiscal year through the date of maturity. As of September 30, 2011, Jiaxing Burlington Textile Company expects that it will be in compliance with this requirement. Pricing for Chinese RMB loans is at the rate established by the China Central Bank. At September 30, 2011, outstanding borrowings under this facility were $7.4 million (in U.S. dollar equivalents) with a weighted average interest rate of 6.0%. The loans are secured by the building, machinery and equipment of Jiaxing Burlington Textile Company. The financing agreement also contains financial reporting requirements and limitations on asset disposals.

In October 2007, ITG-Phong Phu Joint Venture entered into a seven year, $22.3 million term loan agreement with Vietnam Technological Commercial Joint Stock Bank (“Techcombank”), to be repaid in equal quarterly installments, which began in February 2010. The interest rate is adjusted every second month to the twelve month term deposit rate at Techcombank plus 3.5%, but can be overridden by the central bank in Vietnam in its discretion. Under Vietnam central bank regulations, interest rates are allowed to be set at 1.5 times the base rate in Vietnam. ITG-PP has both VND and U.S. dollar based loans outstanding under this agreement. At September 30, 2011, $14.5 million was outstanding under this facility with a weighted average interest rate of 9.7%.

ITG-PP has entered into a seven year lease agreement for certain equipment with its joint venture partner that extends through June 2014. The Company has recorded this lease as a capital lease in an original amount of $10.2 million with principal and interest payments ranging from $0.1 million to $0.2 million per month under the terms of the agreement.  Through September 30, 2011, ITG-PP had not made $4.2 million of required principal payments to its joint venture partner on this capital lease obligation because the joint venture partner has not made matching capital contributions related to ITG-PP. The Techcombank term loan and the ITG-PP capital lease obligation are non-recourse to the Company, but are secured by the assets of ITG-PP.

In December 2007, CDN entered into a $37.0 million term loan agreement with Inter-American Investment Corporation (“Inter-American”) and four co-financing banks doing business in Nicaragua. The loan amounts have been used to finance a denim manufacturing plant built by CDN outside of Managua, Nicaragua. Loans under this term loan agreement are required to be repaid in up to 16 quarterly installments of $1.850 million beginning on September 15, 2010, with a final payment of $7.4 million due on September 15, 2014. The term loans bear interest at LIBOR plus a margin of 4%. As amended, the original term loans thereunder have been re-characterized either as senior loans, for which accrued interest thereon is required to be paid either as originally scheduled or, for certain portions of the interest accruing through June 15, 2010, the amounts have been converted to 12% junior loans. Interest on the junior loans is required to be repaid quarterly beginning on September 15, 2010 and continuing through September 15, 2014, with the principal amount of the junior loans due on September 15, 2014. Both the senior and junior loans are non-recourse to the Company, but are secured by a pledge of all of the stock of CDN as well as the land, building, machinery and equipment of CDN. At September 30, 2011, $37.0 million of senior loans with an interest rate of 4.3%, and $1.0 million of junior loans, were outstanding under this facility. The Company, as sponsor of CDN, has entered into a Project Funds and Subordination Agreement with those lenders. The Project Funds and Subordination Agreement does not constitute a guarantee of the loan, but may, in certain instances, obligate the Company to cover certain deficiencies (as defined in the Project Funds and Subordination Agreement).

In light of decisions by two of the largest customers of CDN’s facility in Nicaragua to discontinue production in certain of their Central American facilities, in April 2009, the Company decided to idle this facility. Through September 30, 2011, CDN had not made $11.6 million of required term loan principal and interest payments. Upon a default under the term loan agreement, all amounts outstanding thereunder are immediately due and payable, and the lenders thereunder have the right to proceed against the collateral securing such loans. In addition, as a result of the accumulated losses of CDN and pursuant to Nicaraguan law, the lenders under CDN’s term loan have certain rights in addition to those under the term loan agreement, including certain rights with respect to requiring the dissolution of CDN. On July 26, 2010, the Company received a notice from Inter-American, which states that the Company, pursuant to the Project Funds and Subordination Agreement, was required to provide CDN a loan in the amount of $14.9 million no later than August 23, 2010. The Company has not provided such loan through the date hereof. The Company is reserving all of its rights with respect thereto, and believes that any such required loan ultimately would only be required if and to the extent that the loan under the term loan agreement is not adequately secured. The Company believes that such term loan is adequately secured, assuming an orderly disposition, if needed, although there can be no assurances in this regard. Because of the uncertainties related to CDN and the related issues, the Company has classified the entire amount of such debt as current as of September 30, 2011 and December 31, 2010. The Company continues to evaluate all of its options with respect to CDN and its loans outstanding and continues to be in discussions with Inter-American with respect to the loan.

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

At various times in 2009, the WLR Affiliates purchased from Note holders certain of the Notes with an outstanding value (including PIK Interest) at September 30, 2011 of $119.9 million. Such Notes have been amended, restated and reissued in the form of Tranche B Notes that are subordinated in right of payment and collateral to Notes held by third parties other than the WLR Affiliates (the “Tranche A Notes”). The Tranche B Notes are classified as “Senior subordinated notes – related party” in the Company’s accompanying consolidated balance sheet at September 30, 2011 and December 31, 2010. In August 2010, the Company and the Note holders entered into the “Consent and Modification of Senior Subordinated Note Purchase Agreement and Tranche B Notes” (the “Consent Agreement”), which gave the Company the right to sell to the WLR Affiliates additional Tranche B Notes in an aggregate principal amount not to exceed $15.0 million, the proceeds of which were required to be used for investments in ITG-PP to be funded no later than January 31, 2011. The Company issued and sold $12.0 million of such Tranche B Notes prior to December 31, 2010 and issued and sold an additional $2.0 million of such Tranche B Notes through January 31, 2011. In the three months ended September 30, 2011, the Company issued $4.2 million of additional Tranche B Notes in connection with the Guaranty (see “Guarantees” below).

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

In March 2011, the Company used $18.0 million of proceeds from the Mexican Term Loan and a related factoring facility, $20.5 million of proceeds from the 2011 Credit Agreement and $2.0 million of proceeds from the sale of the jacquards fabrics business to repay $40.5 million of the Tranche A Notes. At September 30, 2011, $133.7 million aggregate principal amount of the Notes was outstanding (of which $119.9 million was held by the WLR Affiliates, including interest that has been converted to principal).

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

Unsecured Subordinated Notes—Related Party

As of September 30, 2011, the Company had borrowed a total of $55.0 million original principal amount from three funds affiliated with Wilbur L. Ross, Jr., pursuant to six unsecured subordinated notes, each with original due dates of June 6, 2012. The unsecured subordinated notes bear interest at 18.0%, which is compounded semi-annually. Accrued but unpaid interest is converted to additional principal amounts on the last day of each September and March. At September 30, 2011, $97.4 million was outstanding, including interest that has been accrued or converted to principal. The principal of or interest on these notes may be prepaid in whole or in part at any time without premium. On March 30, 2011, the Company entered into amendments to the unsecured subordinated notes that, among other things, extended the maturity date of the unsecured subordinated notes to March 2016.

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

Short-term Borrowings

The Company and certain of its subsidiaries have short-term borrowing arrangements with certain financial institutions or suppliers in the aggregate amount of $58.9 million at September 30, 2011 and $47.3 million at December 31, 2010, with weighted average interest rates of 6.8% and 6.3%, respectively. At September 30, 2011, ITG and its U.S. subsidiaries have outstanding short-term financing from certain cotton and other suppliers in the amount of $10.1 million; Cone Denim (Jiaxing) Limited has outstanding short-term working capital loans in an aggregate amount of $31.7 million from various Chinese financial institutions, including $2.6 million guaranteed by a $2.8 million standby letter of credit with WLR Recovery Fund IV, L.P. (“Fund IV”), an affiliate of Wilbur L. Ross, Jr.; Jiaxing Burlington Textile Company has outstanding short-term working capital loans from certain Chinese financial institutions in the amount of $4.5 million; and ITG-PP has outstanding short-term working capital loans from certain financial institutions in the amount of $12.6 million. These borrowings consist of lines of credit and other short-term credit facilities which are used primarily to fund working capital requirements within the respective entities.

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, including 12,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 11,377,820 shares of Series A Preferred Stock were issued and outstanding at September 30, 2011 (10,754,489 shares issued and outstanding at December 31, 2010) and 1,000,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”), none of which were issued or outstanding at September 30, 2011 or December 31, 2010. The Company’s certificate of incorporation provides that the board of directors is authorized to create and issue additional series of preferred stock in the future, with voting powers, dividend rates, redemption terms, repayment rights and obligations, conversion terms, restrictions and such other preferences and qualifications as shall be stated in the resolutions adopted by the board of directors at the time of creation.

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

Commitments

As of September 30, 2011, the Company had raw material and service contract commitments totaling $33.3 million and capital expenditure commitments of $0.2 million. ITG plans to fund these obligations from cash generated from operations and, depending upon limitations in its various loan agreements and to the extent available to the Company, from a combination of borrowings under its 2011 Credit Agreement and other external sources of financing as management deems appropriate. ITG believes that future external financings may include, but may not be limited to, additional borrowings under existing, or any new, credit agreements, the issuance of equity or debt securities or additional funding from certain entities affiliated with the chairman of the Company’s board of directors, depending upon the availability and perceived cost of any such financing at the appropriate time. ITG cannot provide any assurances that any financing will be available to it upon acceptable terms, if at all, at any time in the future.

At December 31, 2010, the frozen Burlington Industries defined benefit pension plan had an actuarially determined projected benefit obligation in excess of plan assets of approximately $15.2 million. The Company contributed $1.4 million to this plan during fiscal year 2010, and $2.4 million in 2011 through the date of this report. The Company does not expect to make any additional contributions to this plan in 2011 and estimates making total contributions in 2012 in the range of $2.0 million to $2.5 million. Actual future contributions will be dependent upon, among other things, plan asset performance, the liquidity of the plan assets, actual and expected future benefit payment levels (which are partially dependent upon employment reductions, if any, which may occur during any business restructuring) and other actuarial assumptions.

Off-Balance Sheet Arrangements

At September 30, 2011, the Company did not have any off-balance sheet arrangements that were material to its financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC. FASB ASC 460, “Guarantees,” provides guidance on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued and specific disclosures related to product warranties. As of September 30, 2011, the Company and various consolidated subsidiaries of the Company were borrowers under various bank credit agreements (collectively, the “Facilities”). Certain of the Facilities are guaranteed by either the Company and/or various consolidated subsidiaries of the Company. The guarantees are in effect for the duration of the related Facilities. The Company does not provide product warranties within the disclosure provisions of FASB ASC 460. The Company and/or its various consolidated subsidiaries may, from time to time, undertake additional obligations under certain guarantees that it may issue or provide product warranties of the type contemplated by FASB ASC 460.

In the nine months ended September 30, 2011, the Company entered into (i) Consent and Amendment No. 1 to the 2011 Credit Agreement, (ii) Amendment No. 2 to the 2011 Credit Agreement, (iii) Amendment No. 6 to the Note Purchase Agreement, (iv) Amendment No. 7 to the Note Purchase Agreement, and (v) the Guaranty in favor of Fund IV. Such consent and amendments provided the Company, among other things, the requisite consents necessary to enter into and perform its obligations under the Guaranty. Pursuant to the Guaranty, the Company has agreed to guarantee the prompt payment, in full, of the reimbursement obligations of Fund IV under certain letter of credit agreements, to which Fund IV is a party and under which Fund IV has agreed to be responsible for certain obligations of ITG-PP, up to a total amount of $15.5 million. Also pursuant to the Guaranty, the Company is required to pay Fund IV a letter of credit issuance fee of $0.2 million and a per annum amount equal to 10% of the amount of any such outstanding letters of credit. The obligations of the Company are payable in cash or, if cash is not permitted to be paid pursuant to the terms and conditions of the 2011 Credit Agreement and related documentation, then such amounts are payable in additional Tranche B Notes. As of September 30, 2011, the total obligations under such letters of credit guaranteed by the Company were $11.3 million and, during the nine months ended September 30, 2011, the Company incurred guarantee fees of $0.4 million. During the nine months ended September 30, 2011, the Company issued additional Tranche B Notes in the aggregate amount of $4.2 million in connection with such obligations. The Guaranty will continue in force until the underlying obligations are satisfied or terminated.

Derivative Instruments

There have been no material changes in the use of derivative instruments or in the methods that the Company accounts for such instruments from the information disclosed in the Company’s Annual Report. The Company does not designate its derivative instruments as hedges under hedge accounting rules. The fair value of derivative instruments recognized in the December 31, 2010 and September 30, 2011 consolidated balance sheets was not significant. The effect of derivative instruments on the consolidated statements of operations was not significant in the three and nine months ended September 30, 2011 and 2010.

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

Critical Accounting Policies, Assumptions and Estimates

This management’s discussion and analysis of the Company’s financial position and results of operations is based on the Company’s unaudited consolidated financial statements and related notes. A summary of significant accounting policies applicable to the Company’s operations is disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report, and is further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. As of September 30, 2011, except as described in Note 1 to the unaudited consolidated financial statements included herein under the heading “Significant Accounting Policies,”  there were no changes in the nature of the Company’s then-existing critical accounting policies or the application of those policies from those disclosed in the Annual Report.

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

The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 1 3a-1 5(e) under the Exchange Act. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the Company’s quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

**
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

November 14, 2011	INTERNATIONAL TEXTILE GROUP, INC. By: /s/ Gail A. Kuczkowski Gail A. Kuczkowski Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)